Form 10-K
period 1993-12-31
FIRSTFED FINANCIAL CORP
filed 1994-03-30
CIK 810536

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(MARK ONE)
[X]

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1993

                                       OR
[_]
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

              For the Transition period from    N/A     to
                                              -------       -------

                           COMMISSION FILE NO. 1-9566

                            FIRSTFED FINANCIAL CORP.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                 95-4087449
        (STATE OR OTHER JURISDICTION                   (I.R.S. EMPLOYER
      OF INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

401 WILSHIRE BOULEVARD, SANTA MONICA, CALIFORNIA          90401-1490
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)              (ZIP CODE)

       Registrant's telephone number, including area code (310) 319-6000

        Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK $.01 PAR VALUE
                                (TITLE OF CLASS)

  INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO

  The approximate aggregate market value of the voting stock held by nonaffiliates of the Registrant as of March 3, 1994: $148,644,715.

  The number of shares of Registrant's $0.01 par value common stock outstanding as of March 1, 1994 was 10,533,186.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Proxy Statement for Annual Meeting of Stockholders, April 20, 1994 (Parts III & IV).

  INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K (SUB-SECTION 229.405 OF THIS CHAPTER) IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1--BUSINESS

 General Description

  FirstFed Financial Corp., a Delaware corporation ["FFC", and collectively with its sole and wholly-owned subsidiary, First Federal Bank of California, fsb ("Bank"), "Company"], was incorporated on February 3, 1987. Since September 22, 1987, FFC has been a savings and loan holding company engaged primarily in the business of owning the Bank. Because FFC does not presently engage in any independent business operations, substantially all earnings and performance figures herein reflect the operations of the Bank.

  The Bank was organized in 1929 as a state-chartered savings and loan association, and, in 1935, converted to a federal mutual charter. In February, 1983 the Bank obtained a federal savings bank charter, and, in December, 1983, converted from mutual to stock ownership.

  The principal business of the Bank is attracting savings and checking deposits from the general public, and using such deposits, together with borrowings and other funds, to make real estate secured loans.

  At December 31, 1993, the Company had assets totaling $3.7 billion compared to $3.4 billion at December 31, l992. The Company recorded a net loss of $2.0 million for the year ended December 31, 1993. The Company recorded net earnings of $22.1 million and $28.4 million for the years ended December 31, 1992 and December 31, l991, respectively.

  The following table shows the Company's returns on average assets ("ROAA") and equity ("ROAE"), and ratios of average equity to average assets for each of the years indicated.

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                           --------------------
                                                            1993   1992   1991
                                                           ------  -----  -----
   ROAA (1)............................................... (0.06)%  0.65%  0.91%
   ROAE (1)............................................... (1.01)% 11.09% 16.09%
   Average Equity to Assets Ratio (1).....................   5.61%  5.88%  5.63%

- --------
(1) Monthly average basis.

  The Bank derives its revenues principally from interest on loans and investments, gain on sale of loans originated, and servicing fees on loans sold. Its major items of expense are interest on deposits and borrowings, and general and administrative expense.

  As of March 15, 1994, the Bank operated 25 retail savings branches and 8 loan origination offices, all located in Southern California. The Bank acquired 7 retail savings branches from the Resolution Trust Corporation ("RTC") in 1992 and 2 retail savings branches from the RTC in 1993. The two branches acquired in 1993 were consolidated on December 31, 1993. In addition to the retail branches, the Bank has telemarketing programs which expand the geographical scope of its deposit activities. Permission to operate all full-service branches must be approved by the Office of Thrift Supervision.

  The Bank's principal market for loan originations continues to be Southern California.

  The Bank has three wholly-owned subsidiaries: Seaside Financial Corporation, Oceanside Insurance Agency, Inc. and Santa Monica Capital Group, all of which are California corporations. See "Subsidiaries."

 Current Operating Environment

  The Company's operating results are significantly influenced by national and regional economic conditions, monetary and fiscal policies of the federal government, housing demand and affordability and general levels of interest rates.

  On January 17, 1994, the Southern California area experienced a substantial earthquake. Although centered in Northridge, some 10 miles away from the Company's Santa Monica headquarters, the earthquake caused substantial damage within the City of Santa Monica. However, there was no major damage to the home office or any of the Bank's other operating facilities. Because the earthquake occurred on a national holiday, the Bank was able to resume operations the following day.

  As of December 31, 1993, the Bank's portfolio of loans, including loans sold with full or limited recourse, totaled $3.8 billion. Approximately $1.1 billion of these loans were collateralized by properties in areas directly affected by the earthquake. The property composition of the portfolio in those areas is as follows: single family loans, $351 million (3,049 loans); multi-family loans, $665 million (1,321 loans) and commercial property loans, $65 million (134 loans).

  Management is still in the process of determining the extent to which the collateral supporting the Bank's loan portfolio and real estate was damaged by the earthquake. Property inspections are being conducted on multi-family and commercial properties in the earthquake-impacted areas. To date, inspections show that 66 properties on loans totaling $54.4 million have sustained significant cosmetic damage and 53 properties on loans totaling $43.3 million have sustained significant structural damage. Loan losses of $2.5 million have been recorded to date during 1994 due to the earthquake.

  The Bank has received 364 calls regarding earthquake-related issues from single family borrowers representing $71.3 million in loans. The Bank is working with these borrowers to determine the nature and extent of the damage to their homes.

  There are unique circumstances surrounding each property and borrower affected by the earthquake. A borrower may have alternative sources of funds or remedies available to offset any potential loss exposure to the Bank. These alternative sources could include earthquake insurance, federal disaster assistance and other financial resources of the borrower. The process of obtaining inspections, receiving estimates of repair to the property, and deciding on a course of action can take borrowers several months. Because of the dynamic nature of this situation, management is unable to predict the Bank's total loss exposure resulting from the earthquake with any reasonable certainty at this time.

  Current Economic Environment. The Southern California economy has been experiencing an economic recession since 1989. The Bank's operations have been affected by declines in real estate values, low levels of real estate sales activity, high levels of unemployment and increased vacancy rates for both commercial and multi-family properties. These conditions have led to increased loan delinquencies and foreclosures which have caused non-performing assets to increase to $118 million or 3.23% of total assets at the end of 1993 from $90 million or 2.62% of total assets at the end of 1992 and $60 million or 1.83% of total assets at the end of 1991. Provisions for loan losses increased to $68 million in 1993 from $41 million in 1992 and $12 million in 1991 due to losses recorded on problem assets.

  Because the Bank typically lends less than 80% of the appraised value of the underlying collateral of loans originated, borrowers originally have equity in their properties. However, when the value of the underlying collateral declines, borrowers may have little or no remaining equity. This makes foreclosure by the Bank more likely. Additionally, multi-family property values have been impacted by decreased rental income resulting from increased vacancies and a general lowering of market rents. Upon foreclosure, or when foreclosure becomes likely, the assets are recorded at fair value less estimated cost to sell. Due to declines in real estate values in Southern California, loan charge-offs have increased to $49 million in 1993 from $27 million in 1992 and $9 million in 1991.

  In response to the current economic climate in Southern California, the Bank continually monitors the sufficiency of the collateral supporting its loan portfolio. The portfolio is evaluated on a number of factors including property location, date of origination and loan-to-value ratio. The Bank has added substantial amounts to its general allowance for loan losses as a result of these evaluations, particularly during 1992 and 1993 when the recession worsened in Southern California.

  As a result of the increased provisions, the ratio of general loan loss allowances to loans with loss exposure (the Bank's loan portfolio plus loans sold with recourse) grew to 1.48% at the end of 1993 from 0.93% at the end of 1992 and 0.41% at the end of 1991.

  Management remains concerned about the Southern California economy and the impact that the continued recession and the Northridge earthquake could have on the collateral securing its mortgage portfolio. On March 9, 1994 the Company issued a press release which indicated that loan charge-offs were approximately $12.7 million for the first two months of the year. Of this amount, $2.5 million was for the earthquake-related losses mentioned above. The remaining loan charge-offs resulted mainly from losses on multi-family loans which are continuing to be disproportionately adversely affected by the Southern California recession.

  Current Interest Rate Environment. The declining interest rate trend, which started in 1989 due to Federal Reserve Board actions to spur the national economy, continued throughout 1993. In a declining interest rate environment, the Bank earns a higher interest margin due to a time lag inherent in the adjustable loan portfolio. During these periods, interest costs on deposits and borrowings decrease faster than yields earned on loans and investments. The time lag inherent in the loan portfolio is due to operational and regulatory constraints which do not allow the Bank to pass through monthly changes in its cost of funds to its adjustable rate loan customers for a period of ninety days after such changes are incurred. See "Asset-Liability Management" on page 23 of the 1993 Annual Report to Stockholders and "Yields Earned and Rates Paid" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

  Early in 1994, the Federal Reserve Board took steps to increase interest rates in response to growth in the national economy. Because of the time lag mentioned above, if interest rates continue to increase, the Bank's interest margin will decrease as interest rates paid on savings and borrowings increase faster than rates earned on loans and investments.

  Competition. The Bank experiences strong competition in attracting and retaining deposits and in originating real estate loans. It competes for deposits with many of the nation's largest savings institutions and commercial banks which have significant operations in Southern California. The Bank also competes for deposits with credit unions, thrift and loan associations, money market mutual funds, issuers of corporate debt securities and the government. In addition to the rates of interest offered to depositors, the Bank's ability to attract and retain deposits depends upon the quality and variety of services offered, the convenience of its branch locations and its perceived financial strength.

  The Bank competes for real estate loans primarily with savings institutions, commercial banks, mortgage banking companies and insurance companies. The primary factors in competing for loans are interest rates, loan fees, interest rate caps, interest rate adjustment provisions and the quality and extent of service to borrowers and mortgage brokers. In order to compete more effectively for new loans, the Bank began a mortgage banking program in October of 1993 in which competitively-priced fixed and adjustable rate mortgages are originated for sale in the secondary loan markets. Since this program was recently initiated, loans originated for the mortgage banking purposes did not materially impact the level of loans originated during 1993 or the amounts of loan interest income or loan servicing income for the year.

  Environmental Concerns. Real estate lenders may have liability for any properties securing their loans found to have pollutant or toxic features. Environmental protection laws are strict and impose joint and several liability on numerous parties. Liability will generally be imposed on the entity from which an agency can collect. It is possible for the cost of cleanup of environmental problems to exceed the value of the security property.

  The Bank has adopted stringent environmental underwriting requirements when considering loans secured by environmentally high risk property (e.g. commercial, industrial, new construction of all types, and older properties of all types which may contain friable asbestos.)

  Business Concentration. The Bank has no single customer or group of customers either as depositors or borrowers, the loss of any one or more of which would have a material adverse effect on the Bank's operations or earnings prospects.

  Yields Earned and Rates Paid. Net interest income, the major component of core earnings for the Bank, depends primarily upon the difference between the combined average yield earned on the loan and investment security portfolios and the combined average interest rate paid on deposits and borrowings, as well as the relative balances of interest-earning assets and interest-bearing liabilities.

  The following table sets forth the Bank's average daily dollar amounts of, average yields earned on and interest income on loans and investment securities; the average dollar amounts of, rates paid on and interest expense on savings and borrowings; differences between interest-earning assets and interest-bearing liabilities; net interest income, interest rate spreads and the effective net spreads during the periods indicated. The effective net spread is defined as net interest income divided by average interest-earning assets.

                                                    FOR THE YEAR ENDED
                                                     DECEMBER 31, 1993
                                            -----------------------------------
                                             AVERAGE                  INTEREST
                                              DOLLAR   YIELDS EARNED INCOME OR
                                            AMOUNT(1)  OR RATES PAID EXPENSE(2)
                                            ---------- ------------- ----------
                                                  (DOLLARS IN THOUSANDS)
Loans and mortgage-backed securities....... $3,297,299     6.71%      $221,178
Investment securities......................    134,986     4.70          6,343
                                            ----------                --------
Interest-earning assets....................  3,432,285     6.63        227,521
Savings deposits...........................  2,065,867     3.76         77,767
Borrowings.................................  1,309,658     4.09         53,558
                                            ----------                --------
Interest-bearing liabilities...............  3,375,525     3.89        131,325
                                            ----------
Excess of interest-earning assets over in-  $   56,760
 terest-bearing liabilities................ ==========                --------
Net Interest Income........................                           $ 96,196
                                                                      ========
Interest Rate Spread.......................                2.74
Effective Net Spread.......................                2.79

- --------
(1) Non-accrual loans were included in the average dollar amount of loans outstanding but no income was recognized during the period that the loan was on non-accrual status.
(2) Dividends on Federal Home Loan Bank stock and miscellaneous interest income were not considered in this analysis.

                                                    FOR THE YEAR ENDED
                                                     DECEMBER 31, 1992
                                            -----------------------------------
                                             AVERAGE                  INTEREST
                                              DOLLAR   YIELDS EARNED INCOME OR
                                            AMOUNT(1)  OR RATES PAID EXPENSE(2)
                                            ---------- ------------- ----------
                                                  (DOLLARS IN THOUSANDS)
Loans and mortgage-backed securities....... $3,138,947     7.93%      $248,964
Investment securities......................    123,481     4.24          5,238
                                            ----------                --------
Interest-earning assets....................  3,262,428     7.79        254,202
Savings deposits...........................  1,884,436     4.66         87,841
Borrowings.................................  1,241,011     5.10         63,230
                                            ----------                --------
Interest-bearing liabilities...............  3,125,447     4.83        151,071
                                            ----------
Excess of interest-earning assets over in-  $  136,981
 terest-bearing liabilities................ ==========                --------
Net Interest Income........................                           $103,131
                                                                      ========
Interest Rate Spread.......................                2.96
Effective Net Spread.......................                3.16

- --------
(1) Non-accrual loans were included in the average dollar amount of loans outstanding but no income was recognized during the period that the loan was on non-accrual status.
(2) Dividends on Federal Home Loan Bank stock and miscellaneous interest income were not considered in this analysis.

                                                    FOR THE YEAR ENDED
                                                     DECEMBER 31, 1991
                                            -----------------------------------
                                             AVERAGE                  INTEREST
                                              DOLLAR   YIELDS EARNED INCOME OR
                                            AMOUNT(1)  OR RATES PAID EXPENSE(2)
                                            ---------- ------------- ----------
                                                  (DOLLARS IN THOUSANDS)
Loans and mortgage-backed securities....... $2,891,298     9.96%      $287,909
Investment securities......................    105,289     6.03          6,349
                                            ----------                --------
Interest-earning assets....................  2,996,587     9.82        294,258
Savings deposits...........................  1,726,059     6.70        115,659
Borrowings.................................  1,123,247     7.08         79,477
                                            ----------                --------
Interest-bearing liabilities...............  2,849,306     6.85        195,136
                                            ----------
Excess of interest-earning assets over in-  $  147,281
 terest-bearing liabilities................ ==========                --------
Net Interest Income........................                           $ 99,122
                                                                      ========
Interest Rate Spread.......................                2.97
Effective Net Spread.......................                3.29

- --------
(1) Non-accrual loans were included in the average dollar amount of loans outstanding but no income was recognized during the period that the loan was on non-accrual status.
(2) Dividends on Federal Home Loan Bank stock and miscellaneous interest income were not considered in this analysis.

  The tables above reflect the decreasing trend in interest rates over the past three years. The Bank's adjustable rate loan portfolio is based primarily on changes in the Federal Home Loan Bank's Eleventh District Cost of Funds Index ("Index"). Changes in the Index closely parallel changes in the Bank's cost of funds. Therefore, the yield on the loan portfolio has decreased along with the cost of deposits and borrowings over the years. As previously mentioned, in a decreasing rate environment, the cost of the Bank's deposits and borrowings typically decrease faster than the yield on loans and investments. However, increased non-performing assets had a negative impact on the loan portfolio yield over the last three years. The effect was more pronounced in 1993 when the interest rate margin fell to 2.74% from 2.96% in 1992 due to a 31% increase in non-performing assets.

  Non-performing assets also caused the excess of average interest-earning assets over interest-bearing liabilities to decrease to $57 million in 1993 from $137 million in 1992 and $147 million in 1991. A reduction in the excess of average interest-earning assets over interest-bearing liabilities has a negative impact on the dollar amount of net interest income earned by the Bank.

  Despite the decreasing interest rate trend in the financial marketplace, the yield on the investment security portfolio increased in 1993 compared to 1992 because management lengthened the maturities of securities in the Bank's investment portfolio.

  Interest expense for 1993, 1992 and 1991 includes accruals for additional interest expense on possible Internal Revenue Service ("IRS") adjustments. The Bank is undergoing an IRS audit in the normal course of business. The possible IRS adjustments relate to industry-wide issues that may involve litigation and may not be resolved for several years.

  The table below sets forth certain information regarding changes in the interest income and interest expense of the Bank for the periods indicated. For each category of interest-earning asset and interest-bearing liability, information is provided on changes attributable to (i) changes in volume (changes in average balance multiplied by old rate) and (ii) changes in rates (changes in rate multiplied by prior year average balance.)

                                                     YEAR ENDED DECEMBER 31,
                                                    --------------------------
                                                        1993 VERSUS 1992
                                                    --------------------------
                                                         CHANGES DUE TO
                                                    --------------------------
                                                    VOLUME    RATE     TOTAL
                                                    ------    ----     -----
                                                         (IN THOUSANDS)
Interest Income:
  Loans............................................ $12,082 $(39,868) $(27,786)
  Investments......................................     513      592     1,105
                                                    ------- --------  --------
    Total interest income..........................  12,595  (39,276)  (26,681)
Interest Expense:
  Deposits.........................................   7,914  (17,988)  (10,074)
  Borrowings.......................................   3,346  (13,018)   (9,672)
                                                    ------- --------  --------
    Total interest expense.........................  11,260  (31,006)  (19,746)
                                                    ------- --------  --------
      Net interest income (expense)................ $ 1,335 $ (8,270) $ (6,935)
                                                    ======= ========  ========

                                                     YEAR ENDED DECEMBER 31,
                                                    --------------------------
                                                        1992 VERSUS 1991
                                                    --------------------------
                                                         CHANGES DUE TO
                                                    --------------------------
                                                    VOLUME    RATE     TOTAL
                                                    ------    ----     -----
                                                         (IN THOUSANDS)
Interest Income:
  Loans............................................ $23,174 $(62,119) $(38,945)
  Investments......................................     977   (2,088)   (1,111)
                                                    ------- --------  --------
    Total interest income..........................  24,151  (64,207)  (40,056)
Interest Expense:
  Deposits.........................................   9,864  (37,682)  (27,818)
  Borrowings.......................................   7,697  (23,944)  (16,247)
                                                    ------- --------  --------
    Total interest expense.........................  17,561  (61,626)  (44,065)
                                                    ------- --------  --------
      Net interest income (expense)................ $ 6,590 $ (2,581) $  4,009
                                                    ======= ========  ========

                                                      YEAR ENDED DECEMBER 31,
                                                      -------------------------
                                                          1991 VERSUS 1990
                                                      -------------------------
                                                           CHANGES DUE TO
                                                      -------------------------
                                                      VOLUME    RATE     TOTAL
                                                      ------    ----     -----
                                                           (IN THOUSANDS)
Interest Income:
  Loans.............................................. $31,417 $(24,797) $ 6,620
  Investments........................................   1,240   (2,083)    (843)
                                                      ------- --------  -------
    Total interest income............................  32,657  (26,880)   5,777
Interest Expense:
  Deposits...........................................   6,116  (21,070) (14,954)
  Borrowings.........................................  17,956  (14,863)   3,093
                                                      ------- --------  -------
    Total interest expense...........................  24,072  (35,933) (11,861)
                                                      ------- --------  -------
      Net interest income............................ $ 8,585 $  9,053  $17,638
                                                      ======= ========  =======

- --------
Note: Changes in rate/volume (change in rate multiplied by the change in average volume) have been allocated to the change in rate or the change in volume based upon the respective percentages of the combined totals. Dividends on Federal Home Loan Bank Stock and miscellaneous interest income were not considered in this analysis.

 Lending Activities

  General. The Bank's primary lending activity has been and continues to be the origination of loans for the purpose of enabling borrowers to purchase, refinance or construct improvements on residential real property. The loan portfolio primarily consists of loans made to home buyers and homeowners on the security of single family dwellings and multi-family dwellings. The loan portfolio also includes loans secured by commercial and industrial real properties.

  For an analysis of loan portfolio composition and an analysis of the types of loans originated, see Management's Discussion and Analysis of Financial Condition and Results of Operations.

  Origination and Sale of Loans. The Bank engages exclusive loan consultants on an incentive compensation basis to procure applicants for loans. The Bank also derives business from traditional sources of non-exclusive brokers and borrower referrals. Loan originations were $746 million in 1993, $841 million in 1992 and $647 million in 1991.

  The decrease in loan originations during 1993 compared to 1992 was the result of a slow down in real estate activity and increased competition in the Bank's lending areas.

  In October of 1993, the Bank began a new mortgage banking program in which it offers competitively-priced fixed rate and adjustable rate loans not typically maintained in its portfolio. These products are sold in the secondary loan markets. Management believes that this expanded array of loan products will allow the Bank to compete more effectively. Since the new mortgage banking program was started late in 1993, it did not have a substantial impact on loan originations or loan sales during the year.

  In 1992, loan originations increased over 1991 due to an influx of fixed rate loans brought to the Bank by non-exclusive loan brokers. Because of the higher level of fixed rate loans originated, loan sales for 1992 increased to $154 million in 1992 from $55 million in 1991.

  Loan sales for 1993 were $153 million and included the sale of a mortgage-backed security which had been maintained in the Bank's portfolio of loans and mortgage-backed securities held for sale.

  Loans originated for resale are recorded at the lower of cost or market. The time from origination to sale may take up to three months due to packaging requirements.

  The Bank structures mortgage-backed securities with loans from its own loan portfolio for use in collateralized borrowing arrangements. In exchange for the improvement in credit risk when the mortgage-backed securities are formed, guarantee fees are paid to FHLMC or FNMA. $112 million, $187 million and $157 million in loans were converted into mortgage-backed securities during 1993, 1992 and 1991, respectively. All mortgage-backed securities included in the Bank's loan portfolio were originated by the Bank.

  The Bank serviced $787 million in loans for other investors as of December 31, 1993. $365 million of these loans were sold under recourse arrangements. Due to regulatory requirements, the Bank maintains capital for loans sold with recourse as if those loans had not been sold. The Bank had been active in these types of transactions in the past, but has not entered into any new recourse arrangements since 1989 when the new regulations took effect. Loans sold with recourse are considered along with the Bank's own loans in determining the adequacy of general loan valuation allowances. The principal balance of loans sold with recourse decreased from $406 million at the end of 1992 and $471 million at the end of 1991 due to loan payoffs and foreclosures.

  Interest Rates, Terms and Fees. First Federal aggressively markets adjustable mortgage loans ("AMLs") with 30 year terms and interest rates which adjust each month based upon the Index. (See "Asset--Liability Management" in Management's Discussion and Analysis of Financial Condition and Results of Operations.) The monthly payment is changed annually, but the maximum annual change in that payment is limited to 7.5%. Any additional interest due is added to the principal balance of the loan. Payments are adjusted every five years without regard to the 7.5% limitation to provide for full amortization during the balance of the loan term. Although the interest rates are adjusted monthly, these loans have a lifetime cap ranging from 400 to 750 basis points above their initial interest rate. Generally, these loans may be assumed at any time during their term provided that the Bank enters into a separate written agreement with the current borrower and the qualified borrower to whom the property is transferred. Additionally, the new borrower is required to pay assumption fees customarily charged for similar transactions.

  The Bank offers two variations of the AML based on the Index, the "AML IIC" and the "AML IID". The initial rate on the AML IIC is below market for the first three months of the loan term. The AML IID has no below market initial rate but starts with a pay rate similar to the AML IIC. This results in immediate negative amortization but allows the loan to earn at the fully indexed rate immediately. The difference in negative amortization on these two products is minor. Most of the Bank's new AML volume is comprised of these two products.

  The Bank also offers a loan product with the interest rate and payment fixed for three years, the "AML IIH". Thereafter, the loan becomes a typical, monthly adjustable AML except that the first payment adjustment has a 15% limitation.

  Additionally, a six month AML based on the six month LIBOR is offered, the "AML IIIP". Rate changes are subject to a 2% cap per annum. There is no negative amortization on this product. The AML IIH and AML IIIP comprise only a minor portion of new loan originations for the Bank.

  The Bank requires that borrowers obtain private mortgage insurance on loans in excess of 80% of the appraised property value. On certain loans the Bank charges premium rates and/or fees in exchange for waiving the insurance requirement. Loans on which the insurance requirement has been waived represent less than 10% of the loan portfolio. The Bank's loss experience on these loans is comparable to that of the remaining portfolio.

  Because AML loan-to-value ratios may increase above those established at the time of loan origination due to negative amortization, the Bank rarely lends in excess of 90% of the appraised value on AMLs. The amount of negative amortization recorded by the Bank decreases during periods of declining interest rates. As of December 31, 1993, negative amortization on all loans serviced by the Bank totaled $602 thousand.

  The Bank will lend up to 95% of the appraised value on fixed rate loans. Under current loan programs, the Bank normally lends less than or equal to 80% of a single family property's appraised value and less than or equal to 70% of a multi-family property's appraised value at the time of loan origination.

  Although regulations permit a maximum amortization period of 40 years for real property secured home loans and 30 years for other real estate loans, virtually all of the Bank's real estate loans provide for a maximum amortization term of 30 years or less. The Bank is in the early stages of implementing a loan product based on an amortization period of 40 years.

  The following table shows the contractual maturities of the Bank's loans at December 31, 1993.

                             LOAN MATURITY ANALYSIS

                                             MATURITY PERIOD
                          ------------------------------------------------------
                                             >1 YEAR
                            TOTAL    1 YEAR   TO 5    >5-10   >10-20   OVER 20
                           BALANCE   OR LESS  YEARS   YEARS   YEARS     YEARS
                          ---------- ------- ------- ------- -------- ----------
                                          (DOLLARS IN THOUSANDS)
Interest rate sensitive
 loans:
  AMLs..................  $2,660,691 $3,006  $4,940  $39,993 $ 89,233 $2,523,519
  Mortgage-backed secu-
   rities...............     697,705    --      --       --       --     697,705
                          ---------- ------  ------  ------- -------- ----------
Total interest rate sen-
 sitive loans...........   3,358,396  3,006   4,940   39,993   89,233  3,221,224
Fixed rate loans:
  1st mortgages.........      52,474     25   3,708   10,050   23,835     14,856
  2nd mortgages.........         448    --       79      274       95        --
  Mortgage-backed secu-
   rities...............      10,578    --      --       --    10,578        --
  Consumer and other
   loans................       2,050  1,773     277      --       --         --
                          ---------- ------  ------  ------- -------- ----------
Total fixed rate loans..      65,550  1,798   4,064   10,324   34,508     14,856
                          ---------- ------  ------  ------- -------- ----------
                          $3,423,946 $4,804  $9,004  $50,317 $123,741 $3,236,080
                          ========== ======  ======  ======= ======== ==========

 Risk Elements

  Non-accrual, Past Due and Restructured Loans. The Bank establishes allowances for delinquent interest equal to the amount of accrued interest on all loans 90 days or more past due or in foreclosure. This practice effectively places such loans on non-accrual status for financial reporting purposes.

  The following is a summary of non-accrual loans as of the end of each of the periods indicated for which delinquent interest reserves had been established.

                                  % OF          % OF          % OF          % OF         % OF
                           1993   TOTAL  1992   TOTAL  1991   TOTAL  1990   TOTAL  1989  TOTAL
                         -------- ----- ------- ----- ------- ----- ------- ----- ------ -----
                                                (DOLLARS IN THOUSANDS)
Non-accrual Loans:
 Single family.......... $ 25,317   24% $24,634   35% $21,441   37% $ 6,063   24% $3,849   43%
 Multi-family...........   70,207   66   42,481   60   34,347   60   18,937   75     432    5
 Commercial.............   10,307   10    3,623    5    1,536    3       --   --   4,476   50
 Other..................      245   --      271   --      194   --      388    1     229    2
                         --------  ---  -------  ---  -------  ---  -------  ---  ------  ---
   Total Non-accrual
    Loans............... $106,076  100% $71,009  100% $57,518  100% $25,388  100% $8,986  100%
                         ========  ===  =======  ===  =======  ===  =======  ===  ======  ===

  The additional amount of interest that would have been reported had there been no loans 90 days or more contractually delinquent would have been $6 million, $4 million, $3 million, $1 million and $681 thousand at December 31, 1993, 1992, 1991, 1990 and 1989, respectively.

  For a discussion of non-performing assets, see Management's Discussion and Analysis of Financial Condition and Results of Operations.

  The Bank has no loans which qualify as troubled debt restructurings as defined in Statement of Financial Accounting Standards No. 15. The Bank may enter into loan modifications on a limited basis with borrowers for temporary reductions of principal and interest payments. If the borrower is unable to return to scheduled principal and interest payments at the end of that period, foreclosure procedures are initiated. Typically, loan terms are reduced to no less than a required monthly interest payment. Any loss of revenues under the modified terms would be immaterial to the Bank.

  Loan Loss Experience Summary. The Bank maintains a general valuation allowance to absorb possible future losses that may be realized on its loan portfolio and foreclosed real estate. The allowance is reviewed and adjusted at least quarterly based upon a number of factors, including asset classifications, economic trends, industry experience, industry and geographic concentrations, estimated collateral values, management's assessment of credit risk inherent in the portfolio, historical loss experience and the Bank's underwriting practices.

  In response to the above factors, the general loan allowance has increased over the last three years to 1.48% of loans with loss exposure at December 31, 1993 from 0.93% at December 31, 1992 and 0.41% at December 31, 1991. As a result of continued weaknesses in the economy and real estate markets in which the Bank operates, further increases in the general valuation allowance may be required in future periods. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's general valuation allowance. These agencies may require the Bank to establish additional general valuation allowances based on their judgments of the information available at the time of the examination.

  The following is an analysis of the activity in the general allowance for loan losses for the last five years (in thousands).

   Balance at December 31, 1988                                        $  7,692
   Charge-offs........................................................     (122)
   Provisions for loan losses.........................................      824
                                                                       --------
   Balance at December 31, 1989.......................................    8,394
   Charge-offs........................................................   (1,339)
   Provisions for loan losses.........................................    4,126
                                                                       --------
   Balance at December 31, 1990.......................................   11,181
   Charge-offs........................................................   (9,077)
   Provisions for loan losses.........................................   11,833
                                                                       --------
   Balance at December 31, 1991.......................................   13,937
   Charge-offs........................................................  (27,467)
   Provisions for loan losses.........................................   41,384
                                                                       --------
   Balance at December 31, 1992.......................................   27,854
   Charge-offs........................................................  (48,633)
   Provisions for loan losses.........................................   67,679
                                                                       --------
   Balance at December 31, 1993....................................... $ 46,900
                                                                       ========

  The ratio of total net charge offs to average loans outstanding was 1.47%, 0.88%, 0.31%, 0.05%, and 0% for 1993,1992, 1991, 1990 and 1989, respectively.

  The progressive increase in loan charge offs since 1989 is due to recessionary factors such as increased vacancies on multi-family properties, decreased real estate values, layoffs and slower rates of real estate sales. These recessionary factors have negatively impacted the ability of borrowers to make loan payments on a timely basis or sell their properties prior to foreclosure.

  Whether the trend continues depends on the length and severity of the recession and the impact of loan losses resulting from the Northridge earthquake. A continuation of the trend of increased charge-offs would adversely impact the Company's future loan loss provisions and earnings. As mentioned previously, as of March 15, 1994, the Bank had recorded an additional provision for loan losses totaling $12.7 million, of which $2.5 million was attributable to earthquake losses and the remainder was attributable to declines in real estate values resulting from the continued recession in Southern California. Management is still in the preliminary stages of evaluating the impact of the earthquake on the collateral supporting the Bank's loans.

  The following schedule details the allowances for loan losses as a percentage of total loans (excluding mortgage-backed securities), total loans with recourse, and non-accrual loans as of the dates indicated (dollars in thousands).

   1993
   General Valuation Allowance...................................... $   46,900
   Loans............................................................ $2,781,836
   Allowance as % of Total Loans....................................       1.69%
   Allowance as % of Total Loans with Loss Exposure.................       1.48%
   Allowance as % of Non-accrual Loans..............................      44.21%
   1992
   General Valuation Allowance...................................... $   27,854
   Loans............................................................ $2,549,822
   Allowance as % of Total Loans....................................       1.09%
   Allowance as % of Total Loans with Loss Exposure.................       0.93%
   Allowance as % of Non-accrual Loans..............................      39.23%
   1991
   General Valuation Allowance...................................... $   13,937
   Loans............................................................ $2,408,859
   Allowance as % of Total Loans....................................       0.58%
   Allowance as % of Total Loans with Loss Exposure.................       0.41%
   Allowance as % of Non-accrual Loans..............................      24.23%
   1990
   General Valuation Allowance...................................... $   11,181
   Loans............................................................ $2,166,731
   Allowance as % of Total Loans....................................       0.52%
   Allowance as % of Non-accrual Loans..............................      44.04%
   1989
   General Valuation Allowance...................................... $    8,394
   Loans............................................................ $2,050,224
   Allowance as % of Total Loans....................................       0.41%
   Allowance as % of Non-accrual Loans..............................      93.41%

  The Bank begins foreclosure proceedings on single family loans after they have been delinquent for 15 days after the grace period and begins foreclosure proceedings on multi-family loans after they have been delinquent for 10 days after the grace period. All loans greater than 90 days delinquent are placed into foreclosure and a valuation allowance is established, if necessary. The Bank acquires title to the property in most foreclosure actions that are not reinstated by the borrower. Once real estate is acquired in settlement of a loan, the Bank ceases to accrue and reserve for interest income and the property is recorded at fair value less estimated costs to sell.

  The following table details general loan valuations by loan type for the periods indicated.

                                 % OF          % OF          % OF          % OF
                          1990   TOTAL  1991   TOTAL  1992   TOTAL  1993   TOTAL
                         ------- ----- ------- ----- ------- ----- ------- -----
                                      (DOLLARS IN THOUSANDS)
Real Estate Loans:
  Single Family......... $ 2,905   26% $ 4,084   29% $ 3,935   14% $ 6,607   14%
  Multi-Family..........   6,092   55    7,580   54   20,709   75   37,691   81
  Commercial and Indus-
   trial................   2,066   18    2,194   16    3,154   11    2,551    5
Non Real Estate Loans...     117    1       78    1       57   --       51   --
                         -------  ---  -------  ---  -------  ---  -------  ---
  Total................. $11,180  100% $13,936  100% $27,855  100% $46,900  100%
                         =======  ===  =======  ===  =======  ===  =======  ===

  The Bank's Asset Classification Committee meets at least monthly to test and monitor the condition of the loan portfolio on an ongoing basis. Additionally, a special workout group of the Bank's officers meets at least weekly to resolve delinquent loan situations and to initiate actions enforcing the Bank's rights in security properties pending foreclosure and liquidation.

  Other Interest-Earning Assets. The Bank owned no other contractually delinquent interest-earning assets other than loans as of December 31, 1993.

 Investment Activities

  Savings institutions are required by federal regulations to maintain a minimum ratio of liquid assets which may be invested in certain government and other specified securities. This level is adjusted from time to time in response to prevailing economic conditions and as a means of controlling the amount of available mortgage credit. At December 31, 1993, the liquidity requirement was 5.00% and the Bank's regulatory liquidity percentage was 5.17%.

  It is the Bank's policy to keep long term investments at a modest level and to use available cash to originate mortgages which normally command higher yields. Therefore, interest income on investments generally represents less than 3% of total revenues.

  Investment securities are carried at cost (with any premium or discount amortized over the term of the security using the interest method) because management has the intent and ability to hold the securities until maturity. Gross unrealized gains totaled $618 thousand at December 31, 1993. Gross unrealized losses as of that date totaled $170 thousand.

  The following table summarizes the total investment portfolio (including liquid investments) by type at the end of the periods indicated.

                                                DECEMBER 31,
                                 ----------------------------------------------
                                   1993     1992      1991     1990      1989
                                 --------  -------  --------  -------  --------
                                           (DOLLARS IN THOUSANDS)
U.S. Treasury Securities.......  $  5,111  $ 7,113  $  7,115  $ 9,020  $  5,009
U.S. Agency Securities.........    42,600   11,034     6,054       --     5,000
Corporate Bonds................        --       --     3,003    3,005        --
Repurchase Agreements..........        --       --    95,000   60,000    45,000
Overnight Investments..........        --       --        --       --    80,000
Certificates of Deposit........        --       --        --    4,228     6,259
Collateralized Mortgage Obliga-
 tions.........................    47,352   22,235        --       --        --
Mortgage Backed Securities.....     8,773    3,354        --       --        --
                                 --------  -------  --------  -------  --------
                                 $103,836  $43,736  $111,172  $76,253  $141,268
                                 ========  =======  ========  =======  ========
Weighted average yield on in-
 terest-earnings investments
 end of period.................      5.16%    6.18%     4.90%    7.74%     8.42%
                                 ========  =======  ========  =======  ========

  The following is a summary of the maturities, and market values of investment securities as of December 31, 1993.

                                     MATURITY
                         ---------------------------------  TOTAL CARRYING
                          WITHIN 1 YEAR      1-5 YEARS           VALUE
                         ---------------- ---------------- -----------------
                                 WEIGHTED         WEIGHTED          WEIGHTED  TOTAL   AVERAGE
                                 AVERAGE          AVERAGE           AVERAGE   MARKET  MATURITY
                         AMOUNT   YIELD   AMOUNT   YIELD    AMOUNT   YIELD    VALUE   YRS/MOS
                         ------- -------- ------- -------- -------- -------- -------- --------
                                                (DOLLARS IN THOUSANDS)
U.S. Treasury Securi-
 ties................... $ 2,102   7.39%  $ 3,009   8.28%  $  5,111   7.91%  $  5,371   1/ 0
U.S. Agency Securities..   2,009   7.55    40,591   5.32     42,600   5.42     42,683   3/ 0
Collateral Mortgage Ob-
 ligations..............   7,472   4.56    39,880   4.56     47,352   4.56     47,389   4/ 1
Mortgage Backed Securi-      118            8,655             8,773             8,839
 ties................... -------   5.53   -------   5.53   --------   5.53   --------   3/10
                         $11,701   5.59%  $92,135   5.11%  $103,836   5.16%  $104,282   3/ 0
                         =======          =======          ========          ========

 Sources of Funds

  General. The Bank's principal sources of funds are savings deposits, advances from the Federal Home Loan Bank of San Francisco ("FHLBSF") and other borrowings.

  Deposits. The Bank obtains deposits through three different sources: 1) its retail branch system; 2) its telemarketing department (phone solicitations by employees); and 3) national brokerage houses.

  The Bank considers deposits acquired through its telemarketing department and from national brokerage houses to be alternate sources of funds similar in nature to any other savings deposit or borrowing. Generally, the Bank chooses the source of funds with the lowest overall cost.

  Deposits acquired through the telemarketing department are typically placed by managers of pension funds and represented 12%, 19% and 25% of total deposits at December 31, 1993, 1992 and 1991, respectively. The percentage of deposits in telemarketing funds decreased during 1993 and 1992 due to competition from other investment instruments providing higher yields to depositors.

  Deposits acquired through national brokerage houses represented 23%, 14% and 17% of total deposits at December 31, 1993, 1992 and 1991, respectively. Any fees paid to deposit brokers are amortized over the term of the deposit. Based on historical renewal percentages, management believes that these deposits are a stable source of funds. The Bank accepted brokered deposits during 1993 pursuant to a waiver obtained from the Federal Deposit Insurance Corporation ("FDIC"). Institutions with regulatory risk-based capital ratios in excess of 10% with MACRO ratings of 1 or 2 are not required to obtain a waiver from the FDIC.

  Retail deposits were $1.5 billion at the end of 1993, $1.3 billion at the end of 1992 and $1.0 billion at the end of 1991. Increased deposits during 1993 resulted from branch acquisitions. Increased deposits during 1992 resulted from branch acquisitions and additional deposits brought in by the overall branch system.

  The Bank acquired two retail branches from the Resolution Trust Corporation ("RTC") in December of 1993 with deposits totaling $113 million. At December 31, 1993, $103 million of those deposits remained. One of the two branches was closed and the deposits were merged into the other acquired branch. The Bank operated 25 retail branches at the end of 1993.

  During 1992 the Bank acquired 7 retail branches with deposits totaling $290 million from the RTC. One previously-existing branch which was located nearby an acquired branch was merged with that acquired branch.

  The interest rates paid on deposits are a major determinant of the average cost of lendable funds. The following tables set forth information regarding the amount of deposits in the various types of savings programs offered by the Bank at the end of the years indicated and the average balances and rates for those years.

                                                DECEMBER 31,
                          --------------------------------------------------------
                                 1993               1992               1991
                          ------------------ ------------------ ------------------
                            AMOUNT      %      AMOUNT      %      AMOUNT      %
                          ---------- ------- ---------- ------- ---------- -------
                                           (DOLLARS IN THOUSANDS)
Variable rate non-term
 accounts:
  Money market deposit
   accounts (weighted
   average rate 2.40%,
   2.75% and 4.08%).....  $  196,467     9%  $  186,721     9%  $  144,440     8%
  Interest-bearing
   checking accounts
   (weighted average
   rate 2.18%, 2.39% and
   3.85%)...............     148,460     6      127,985     7       72,846     4
  Passbook accounts
   (2.29%, 2.64% and
   4.25%)...............     118,455     5      106,247     5       61,700     4
  Non-interest bearing
   checking
   accounts.............      44,868     2       33,177     2       16,070     1
                          ----------  ----   ----------  ----   ----------  ----
                             508,250    22      454,130    23      295,056    17
  Fixed term rate cer-
   tificate accounts:
  Under six month term
   (weighted average
   rate of 2.77%, 3.20%
   and 5.23%)...........      69,132     3      117,954     6      120,841     7
  Six month term
   (weighted average
   rate of 3.13%, 3.50%
   and 5.68%)...........     299,368    13      230,489    12      123,040     7
  Nine month term
   (weighted average of
   3.36%, 3.77% and
   6.45%)...............     200,269     9       45,852     2      118,249     7
  One year to 18 month
   term (weighted aver-
   age rate of 3.67%,
   4.14% and 6.39%).....     474,853    20      333,798    17      308,945    18
  Two year or 30 month
   term (weighted aver-
   age rate of 4.67%,
   6.16% and 7.13%).....     148,993     7      186,473     9      107,866     6
  Over 30 month term
   (weighted average
   rate of 5.80%, 6.56%
   and 7.77%)...........     307,513    13      141,713     7       68,152     4
  Discounted accounts
   (weighted average
   rate of 7.50%).......         --    --           --    --            34   --
  Negotiable certifi-
   cates of $100,000 and
   greater, 30 day to
   one year terms
   (weighted average
   rate of 3.43%, 3.82%
   and 5.84%)...........     297,102    13      472,336    24      597,920    34
                           1,797,230    78    1,528,615    77    1,445,047    83
                          ----------  ----   ----------  ----   ----------  ----
  Total deposits
   (weighted average
   rate of 3.60%, 3.97%
   and 5.70%)...........  $2,305,480   100%  $1,982,745   100%  $1,740,103   100%
                          ==========  ====   ==========  ====   ==========  ====

                                        DURING THE YEAR DECEMBER 31,
                          --------------------------------------------------------
                                 1993               1992               1991
                          ------------------ ------------------ ------------------
                           AVERAGE   AVERAGE  AVERAGE   AVERAGE  AVERAGE   AVERAGE
                           BALANCE    RATE    BALANCE    RATE    BALANCE    RATE
                          ---------- ------- ---------- ------- ---------- -------
                                           (DOLLARS IN THOUSANDS)
Passbook Accounts.......  $  105,780  2.25%  $   85,202  3.32%  $   67,412  4.92%
Money Market Deposit
 Accounts...............     191,023  2.34      142,627  3.43       61,302  5.14
Interest-bearing Check-
 ing Accounts...........     178,640  1.73      152,200  2.30      131,241  3.34
Fixed term Certificate
 Accounts...............   1,590,424  4.25    1,504,407  5.09    1,466,104  7.15
                          ----------  ----   ----------  ----   ----------  ----
                          $2,065,867  3.76%  $1,884,436  4.66%  $1,726,059  6.70%
                          ==========  ====   ==========  ====   ==========  ====

  The following table shows the maturity distribution of jumbo certificates of deposit ($100,000 and greater) as of December 31, 1993 (in thousands).

   Maturing in:

      1 month or less................................................. $ 74,665
      Over 1 month to 3 months........................................  134,175
      Over 3 months to 6 months.......................................   43,140
      Over 6 months to 12 months......................................   45,122
                                                                       --------
        Total......................................................... $297,102
                                                                       ========

  Based on historical renewal percentages at maturity, management believes that jumbo certificates of deposit are a stable source of funds. For additional information with respect to deposits, see note 6 of the Notes to Consolidated Financial Statements.

  Borrowings. The FHLB System functions as a source of credit to financial institutions which are members of a regional Federal Home Loan Bank. The Bank may apply for advances from the FHLBSF secured by the FHLB capital stock owned by the Bank, certain of the Bank's mortgages and other assets (principally obligations issued or guaranteed by the United States government or agencies thereof). Advances can be requested for any sound business purpose which an institution is authorized to pursue. However, as a result of the enactment of FIRREA (see "Summary of Material Legislation and Regulations"), any institution not meeting the qualified thrift lender test will be subject to restrictions on its ability to obtain advances from the FHLBSF. In granting advances, the FHLBSF also considers a member's creditworthiness and other relevant factors.

  Total advances from the FHLBSF were $515 million at December 31, 1993 at a weighted average rate of 4.70%. This compares with advances of $654 million at December 31, 1992 and $524 million at December 31, 1991 at weighted average rates of 5.20% and 5.86%, respectively. The decrease during 1993 was due to advances repaid after the branches were acquired in December.

  The Bank enters into sales of securities and whole loans under agreements to repurchase (reverse repurchase agreements) which require the repurchase of the same securities or loans. The agreements are treated as borrowings in the Bank's statement of financial condition. There are certain risks involved with doing these types of transactions. In order to minimize these risks, the Bank's policy is to enter into agreements only with primary dealers. Borrowings under reverse repurchase agreements totaled $549 million at December 31, 1993 and were secured by mortgage-backed securities with principal balances totaling $559 million. Borrowings under reverse repurchase agreement totaled $491 million at December 31, 1992 and $624 million at December 31, 1991.

  Borrowings from all sources totaled $1.1 billion, $1.2 billion and $1.3 billion at weighted average rates of 3.99%, 4.48% and 5.47% at December 31, 1993, 1992, and 1991, respectively.

  The Bank's portfolio of short term borrowings includes reverse repurchase agreements, short-term variable rate credit advances from the FHLBSF and other short term borrowings. The following schedule summarizes short term borrowings for the last three years.

                                                MAXIMUM
                                               MONTH-END
                                              OUTSTANDING
                             END OF PERIOD      BALANCE   AVERAGE FOR PERIOD
                            ----------------  DURING THE  --------------------
                            OUTSTANDING RATE    PERIOD    OUTSTANDING  RATE
                            ----------- ----  ----------- ------------ -------
                                        (DOLLARS IN THOUSANDS)
1993
Short term variable rate
 credit advances...........  $ 30,000   3.94%  $245,000    $   116,538    3.56%
Securities sold under
 agreements to repurchase..  $548,649   3.32%  $650,033    $   594,314    3.06%
Other short term
 borrowings................  $ 29,800   3.92%  $ 76,650    $    48,473    3.38%
1992
Short term variable rate
 credit advances...........  $140,000   3.34%  $195,000    $    88,462    4.07%
Securities sold under
 agreements to repurchase..  $491,091   3.61%  $594,680    $   527,528    4.16%
Other short term
 borrowings................  $ 50,650   3.73%  $157,950    $    93,069    3.96%
1991
Short term variable rate
 credit advances...........  $ 95,000   5.06%  $105,000    $    44,167    6.41%
Securities sold under
 agreements to repurchase..  $623,572   4.94%  $645,783    $   598,655    4.94%
Other short term
 borrowings................  $ 71,800   4.92%  $ 87,050    $    55,583    6.12%

 Other Sources

  Other sources of funds include loan sales and principal payments on loans. Loan sales were $153 million in 1993 compared with $154 million during 1992 and $55 million in 1991. The volume of loans sold varies based on a number of factors, including the dollar amount of fixed rate loans originated.

  Principal payments were $356 million in 1993, $322 million in 1992 and $278 million in 1991. Principal payments include both amortization and prepayments and are a function of real estate activity and general levels of interest rates. Principal payments have increased over the last three years due to growth in average loans outstanding and increased mortgage refinancing due to low interest rates.

 Subsidiaries

  The Bank has three wholly-owned subsidiaries: Seaside Financial Corporation ("Seaside"), Oceanside Insurance Agency, Inc. ("Oceanside"), and Santa Monica Capital Group ("SMCG"), all of which are California corporations.

  As of December 31, 1993 the Bank had invested $457 thousand (primarily equity) in Seaside, Oceanside and SMCG. Revenues and operating results of these subsidiaries accounted for less than 1% of consolidated operating results in 1993, and no material change is presently foreseen. The only subsidiary active during 1993 was Seaside Financial Corporation.

  Real Estate Development Activities. Seaside has not been involved in any real estate development activity for the last 3 years and there are no plans for future real estate projects. Therefore, no gains or losses on real estate activities were recorded during 1993, 1992 or 1991.

  Seaside continues to hold three condominium units which are rented to the Bank for use by its employees. At December 31, 1993, Seaside's investment in the units totaled $371 thousand. There were no loans outstanding against the properties at December 31, 1993. All three units are located in California.

  Trustee Activities. Seaside acts as trustee on the Bank's loans. Trustee fees for this activity amounted to $612 thousand, $599 thousand and $309 thousand 1993, 1992 and 1991, respectively. Increases are due to additional foreclosure activity by the Bank.

 Employees

  As of December 31, 1993, the Bank had a total of 499 full time equivalent employees, including 78 part-time employees, none of whom were represented by a collective bargaining group. At present, the Company has no employees who are not also employees of the Bank. The Bank provides its regular full-time employees with a comprehensive benefits program that includes basic and major medical insurance, long-term disability coverage, sick leave, a pension plan, and a profit sharing employee stock ownership plan. The Bank considers its employee relations to be excellent.

 Summary of Material Legislation and Regulations

  General. FFC is a savings and loan holding company by virtue of its ownership and control of the Bank. As such, it is subject to the regulation, supervision, examination and reporting requirements of the Office of Thrift Supervision ("OTS"). The Director of the OTS is authorized to impose assessments on the Bank to fund OTS operations.

  As a federally-chartered savings bank, the Bank's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") through the Savings Association Insurance Fund ("SAIF"). The Bank is also subject to the regulation, examination, supervision and reporting requirements of the FDIC.

  First Federal is a member of the FHLBSF and is required to own shares of FHLBSF stock. The average dividend rate on FHLBSF stock was 3.63% in 1993. The dividend rate for the first two quarters of 1992 averaged 2.92%. No dividends were paid on FHLBSF stock during the last two quarters of 1992. The average dividend rate on FHLBSF stock was 5.86% in 1991. The increase in 1993 dividends and the decrease in 1992 dividends did not have a material impact on the Bank's earnings.

  The Bank is also subject to certain reserve requirements under Federal Reserve Board regulations. (See "Investment Activities" above.)

  FDICIA. The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), was enacted on December 19, 1991. FDICIA increases the authority of the OTS and FDIC over the operations of savings institutions. Among other things, FDICIA made several changes to the deposit insurance system and expanded the authority of the federal regulatory agencies to ensure that savings institutions have sound management and adequate capital. The following sets forth some of the more significant provisions of FDICIA.

  FDICIA contains a number of measures intended to promote early identification of management problems at depository institutions and to ensure that regulators intervene promptly to require corrective action by institutions with insufficient capital or inadequate operational and managerial standards. Starting in 1993, the Company must prepare a management report, signed by the chief executive officer and chief financial officer, on the effectiveness of the institution's internal control structure over financial reporting, and on the institution's compliance with designated laws and regulations relating to safety and soundness. KPMG Peat Marwick, the Company's independent auditors must be engaged to attest to, and report separately on, management's assertions regarding the internal control structure over financial reporting and on compliance with designated laws. Management's report and the attestations, along with financial statements and such other disclosure requirements as the FDIC and OTS may prescribe, must be submitted to the FDIC and OTS. The Company's annual report and independent accountant's attestation as to internal controls will be made available in March of 1994.

  FDICIA required the OTS to prescribe minimum acceptable operational and managerial standards and standards for asset quality, earnings, and valuation of publicly-traded shares. Among other things, the operational standards must cover internal controls, asset quality and employee compensation. On November 18, 1993, a proposed regulation addressing these safety and soundness issues was released. Any institution that fails to meet such standards must submit a plan for corrective action within 30 days, and will be subject to other restrictive sanctions if it fails to implement the plan. At this time, the date that these regulations will become final is not known.

  FDICIA revised the capital standards and imposed a system of prompt regulatory action that requires institutions to be divided into the following categories based upon capital levels: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." Regulatory sanctions are required with regard to institutions that are undercapitalized, with sanctions growing more severe if the institution is significantly or critically undercapitalized.

  FDICIA further required the regulatory agencies to implement a system requiring regulatory sanctions against institutions that are not adequately capitalized. Although, in general, financial institutions that are adequately capitalized are not subject to such sanctions; the OTS can treat an adequately capitalized institution as if it were undercapitalized if : (1) the OTS determines, that after notice and opportunity for a hearing, an institution is in an unsafe and unsound condition, or (2) an institution received, in its most recent report of examination, a less-than-satisfactory rating for asset quality, management, earnings, or liquidity, and the deficiency has not been corrected. In such a case, the OTS would be authorized to restrict an institution's asset growth, capital distributions, payment of management fees, and to require prior OTS approval for any new line of business.

  Capital Requirements. The Bank is subject to OTS regulations which establish the capital standards for savings institutions. The regulations require savings institutions to maintain tangible capital of at least 1.5% of adjusted total assets, core capital of at least 3% of adjusted total assets, and risk-based capital of at least 8% of risk-weighted assets as of December 31, 1993. Special rules govern the ability of savings institutions to include in their capital computations: (i) supervisory goodwill, (ii) purchased mortgage servicing rights, and (iii) investments in subsidiaries engaged in activities not permissible for national banks. Sanctions for noncompliance with these capital standards include restrictions on asset growth and required compliance with a capital plan or capital directive. The Bank met all three capital requirements as of December 31, 1993 as indicated by the chart below.

                                                                  DECEMBER 31,
                                                                      1993
                                                                 --------------
                                                                  AMOUNT    %
                                                                 -------- -----
                                                                  (DOLLARS IN
                                                                   THOUSANDS)
   Tangible capital requirement................................. $ 54,921  1.50%
   Bank's tangible capital......................................  206,616  5.64
                                                                 -------- -----
     Excess tangible capital.................................... $151,695  4.14%
                                                                 ======== =====
   Core capital requirement..................................... $109,843  3.00%
   Bank's core capital..........................................  206,616  5.64
                                                                 -------- -----
     Excess tangible capital.................................... $ 96,773  2.64%
                                                                 ======== =====
   Risk-based capital requirement............................... $180,406  8.00%
   Bank's risk-based capital....................................  231,081 10.25
                                                                 -------- -----
     Excess risk-based capital.................................. $ 50,675  2.25%
                                                                 ======== =====

  On February 17, 1994, the Bank paid a $5 million dividend to FFC which brought the risk-based capital ratio to 10.03% and the core and tangible ratios to 5.51%.

  "Tangible capital" is defined as capital determined in accordance with generally accepted accounting principles minus certain intangible assets.

  "Core capital" is the same as tangible capital for the Bank. The OTS has proposed amendments to the required ratio of core capital to adjusted total assets. The proposed amendment is designed to make the required ratio for savings institutions no less stringent than the equivalent ratio adopted for national banks. The OTS amendment, if adopted as proposed, would retain the current 3.0% core capital ratio only for savings institutions that have well-diversified risks, excellent control systems, good earnings, high asset quality, high liquidity, well-managed activities, and that receive the highest rating from the OTS on the MACRO financial institutions rating system. All other savings institutions would have to meet a minimum core capital ratio of 4.0% to 5.0%. The OTS has not yet taken final action on this proposed amendment, but could do so at any time.

  "Risk-based capital" is defined as total capital divided by total assets after the assets have been risk-weighted in accordance with certain percentages developed by the OTS and the other bank regulatory agencies. Total capital for purposes of the risk-based capital requirement consists of core capital and supplementary capital. Supplementary capital includes, among other things, general loan valuation allowances, subject to certain limitations. General loan valuation allowances may generally be included up to 1.50% of risk-weighted assets through December 1992 and up to 1.25% of risk-weighted assets thereafter. Supplementary capital may be used to satisfy an institution's risk-based capital only to the extent of its core capital. At December 31, 1993, $28.2 million of the Bank's $46.9 million in general valuation allowances was included in supplementary capital.

  In the computation of the risk-based capital requirement, the Bank must include its loan sales with recourse although the Bank no longer owns the assets. The Bank was active in these types of loan sales in the past but has not been involved in such sales since the change in regulation.

  As required by FDICIA, the OTS published a final regulation in September of 1993 which, among other things, added an interest rate risk component ("IRR component") to its risk-based capital rule. The regulation requires that institutions deemed to have above normal interest rate risk be subject to a deduction from capital for purposes of calculating their risk-based capital requirement. The effective date of the regulation was January 1, 1994. Institutions will be required to incorporate interest rate risk into their risk-based capital calculations as of July 1, 1994, based on data as of December 31, 1993. Under the new regulation, interest rate exposure will be measured as the decline in net portfolio value due to a 200 basis point shock in market interest rates. Net portfolio value is defined as the present value of expected cash inflows from existing assets minus the present value of expected cash outflows from existing liabilities plus the present value of net expected cash flows from existing off-balance sheet contracts. At no time during 1993 would the Bank's interest rate exposure calculation under the regulation have required additional capital.

  The Director of the OTS has the authority, on a case-by-case basis, to establish a higher minimum capital requirement for a savings institution if the Director determines such action to be necessary or appropriate in light of the particular circumstances of the institution. The Director may treat the failure of a savings institution to comply with an individual capital requirement as an unsafe and unsound practice.

  Holding Company Regulation. FFC is generally prohibited from acquiring control of any insured institution or savings and loan holding company without prior approval of the OTS Director. FFC may acquire up to 5 percent of the voting shares of a non-subsidiary savings institution or savings and loan holding company. No director, officer or controlling shareholder of FFC may acquire control of any savings association which is not a subsidiary of FFC, except with the prior approval of the OTS.

  The OTS may impose restrictions when it has reasonable cause to believe that the continuation of any particular activity by a savings and loan holding company constitutes a serious risk to the financial safety, soundness or stability of such holding company's savings institution. Specifically, the OTS may, as necessary, (i) limit the payment of dividends by the savings institution; (ii) limit transactions between the savings institution and its holding company or its affiliates; and (iii) limit any activities of the savings institution that create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution. Any such limits will be issued in the form of a directive having the effect of a cease-and-desist order.

  Deposit Insurance. The FDIC is responsible for maintaining two separate insurance funds: the Bank Insurance Fund ("BIF") which insures commercial bank deposits and deposits of other institutions insured by the FDIC prior to FIRREA and the Savings Association Insurance Fund ("SAIF") which insures the deposits of savings institutions. Separate insurance premium assessments are applicable to each fund and FIRREA restricts conversions from one fund to the other.

  FDICIA required the FDIC to implement a risk-based assessment system, under which an institution's assessment is based on the probability that the deposit insurance fund will incur a loss with respect to the institution, the likely amount of any such loss, and the revenue needs of the deposit insurance fund. The FDIC adopted a transitional risk-based assessment system effective January 1, 1993.

  During 1993, the FDIC adopted a final rule to implement the risk-based assessment system, effective January 1, 1994. The final rule uses the same assessment rates as a percentage of deposits and the same assessment categories as specified in the transitional risk-based assessment system.

  Under the risk-based assessment system, a savings institution is categorized into one of three capital categories: well capitalized, adequately capitalized, and undercapitalized. A savings institution is also classified into one of three supervisory subgroup categories based on evaluations by the OTS: Group A, financially sound with only a few minor weaknesses; Group B, demonstrates weaknesses that could result in significant deterioration; and Group C, poses a substantial probability of loss to the SAIF. The capital ratios used by the FDIC to define well-capitalized, adequately-capitalized and undercapitalized are the same as defined in the OTS's prompt corrective action regulation. A schedule detailing the FDIC assessments rates as a percentage of deposits follows:

                                                         GROUP A GROUP B GROUP C
                                                         ------- ------- -------
      Well Capitalized..................................    23      26      29
      Adequately Capitalized............................    26      29      30
      Undercapitalized..................................    29      30      31

  In addition to the above deposit insurance assessments, the OTS has imposed assessments and examination fees on savings institutions. OTS assessments increased to $531 thousand in 1993, from $482 thousand in 1992 and $433 thousand in 1991.

  Community Reinvestment Act. The Community Reinvestment Act ("CRA") requires each savings institution, as well as other lenders, to identify the communities served by the institution's offices and to identify the types of credit the institution is prepared to extend within such communities. The CRA also requires the OTS to assess the performance of the institution in meeting the credit needs of its community and to take such assessment into consideration in reviewing applications for mergers, acquisitions, and other transactions. An unsatisfactory CRA rating may be the basis for denying such an application.

  In connection with its assessment of CRA performance, the OTS assigns a rating of "outstanding," "satisfactory," "needs to improve," or "substantial noncompliance." Based on the last CRA examination, conducted in 1992, the Bank was rated satisfactory.

  A new CRA regulation has been proposed which would significantly change the manner in which the OTS assesses CRA compliance. It is not known at this time whether the proposal will be accepted.

  Loans to One Borrower. Savings institutions are subject to the same loans-to-one borrower ("LTOB") restrictions that are applicable to national banks, with limited provisions for exceptions. In general, the national bank standard restricts loans to a single borrower to no more than 15% of a bank's "unimpaired capital" and "unimpaired surplus", plus an additional 10% if the loan is collateralized by certain readily marketable collateral. The Bank's loans were within the LTOB limitations at December 31, 1993.

  QTL Status. In general, the Qualified Thrift Lender ("QTL") test requires that 65% of an institution's portfolio assets be invested in loans, securities and other investments related to housing, measured by a daily or weekly average of such investments as a percentage of portfolio assets for each two-year period beginning on July 1, 1991. Any savings institution that fails to meet the QTL test must either convert to a bank charter or become subject to national bank-type restrictions on branching, business activities, and dividends, and become subject to restrictions on its ability to obtain Federal Home Loan Bank advances. The Bank met the QTL test as of December 31, 1993.

  Junk Bonds. Savings institutions and their subsidiaries are prohibited from acquiring or retaining any corporate debt security that, at the time of acquisition, is not rated in one of the four highest rating categories by at least one nationally recognized statistical rating organization, so called "junk bonds". The Bank has no impermissible equity investments or "junk bonds" in its investment portfolio.

  Commercial Real Estate Lending. Absent an exemption, loans of a federal savings institution that are secured by nonresidential real property may not exceed 400% of the institution's capital. The Bank's loans were within the commercial real estate lending limits at December 31, 1993.

  Brokered Deposits. The FDIC adopted regulations during 1992 which permit only "well capitalized" institutions to obtain brokered deposits. An "adequately capitalized" institution can obtain brokered deposits if it applies for and receives a waiver from the FDIC. The Bank obtained brokered deposits during 1993 pursuant to a waiver obtained from the FDIC.

  Payment of Dividends. The payment of dividends, stock repurchases, and other distributions by the Bank is subject to regulation by the OTS. Currently, 30 days prior notice to the OTS of any capital distribution is required. The OTS has promulgated a regulation that measures a savings institution's ability to make a capital distribution according to the institution's capital position.

  The rule establishes "safe-harbor" amounts of capital distributions that institutions can make after providing notice to the OTS, but without needing prior approval. Institutions can distribute amounts in excess of the safe-harbor only with the prior approval of the OTS.

  For institutions that meet their fully phased-in capital requirements (the requirements that will apply when the phase-out of supervisory goodwill and investments in certain subsidiaries from capital is complete), the safe harbor amount is the sum of (1) the current year's net income and (2) the amount that causes the excess of the institution's total capital-to-risk weighted assets ratio over 8% to be only one-half of such excess at the beginning of the year. For institutions that meet their current capital requirements but do not meet their fully phased-in requirements, the safe harbor distribution is 75% of net income for the prior four quarters. Savings institutions that do not meet their current capital requirements may not make any capital distributions, with the exception of repurchases or redemptions of the institution's shares that are made in connection with the issuance of additional shares and that will improve the institution's financial condition.

  Federal Reserve System. Federal Reserve Board regulations require savings institutions to maintain non-interest bearing reserves against their transaction accounts (primarily NOW accounts and Super NOW accounts). The reserve for transaction accounts is 3% of the first $42.2 million of such accounts and 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) of the balance of such accounts. The Federal Reserve Board eliminated its reserve requirements for non-personal time deposits during 1990. A depository institution is exempt from reserve requirements with respect to amounts not in excess of $3.4 million, applied first to transaction accounts and then to non-personal time deposits, if any. The Bank is in compliance with these requirements.

 Accounting Matters

  The Director of the OTS must prescribe uniform accounting and disclosure standards for savings institutions. The uniform accounting standards must incorporate Generally Accepted Accounting Principles

("GAAP") to the same degree used to determine compliance with federal banking agency regulations, with an exception for the regulatory capital requirement described above. No allowance for a deviation from full compliance with such standards may be permitted after December 31, 1993. All regulations and policies of the OTS governing the safe and sound operation of savings institutions, including regulation of the Bank and policies governing asset classification and appraisals, must be no less stringent than those established by the Office of the Comptroller of the Currency ("OCC") for national banks. The Bank's financial statements are prepared in accordance with GAAP.

  A policy statement issued by the OTS and applicable to all savings associations clarifies and re-emphasizes that the investment activities of a savings association must be in compliance with approved and documented investment policies and strategies and must be accounted for in accordance with GAAP. Management must support its classification of and accounting for loans and securities (i.e., whether held for investment, sale or trading) with appropriate documentation.

  See note 1 of the Notes to Consolidated Financial Statements for a summary of recent accounting pronouncements.

 Taxation

  The Company, the Bank and its subsidiaries file a consolidated federal income tax return on a calendar year basis using the accrual method.

  The Bank can elect annually one of two methods to compute its additions to the bad debt reserve on qualifying real property loans: (i) the percentage of taxable income method or (ii) the experience method. Qualifying real property loans are generally loans secured by an interest in real property, and non-qualifying loans are all other loans. The deduction with respect to non-qualifying loans must be computed under the experience method. The Bank intends to compute its annual bad debt reserve deduction for qualifying real property loans under the method which permits the maximum allowable deduction.

  The allowable deduction under the percentage of taxable income method is available only if at least 60% of the total assets were qualifying assets. Qualifying assets included, among other things, cash, U.S. government obligations, certificates of deposit, loans secured by an interest in residential real property and loans made for payment of expenses of college or university education. Qualifying savings banks, such as the Bank, which file consolidated income tax returns as part of an affiliated group, are required to reduce the basis for computing their bad debt reserve deduction (if computed under the percentage of taxable income method) for tax losses attributable to activities of the non-savings and loan members of the group that are functionally related to the activities of the savings and loan members. The percentage of taxable income method deduction is also subject to other limitations which did not affect the Bank's bad debt deduction under the percentage of taxable income method in 1991 when the Bank deducted an amount equal to 8% of its taxable income as an addition to its bad debt reserve.

  In 1993 and 1992, the Bank was allowed an addition to its tax bad debt reserves under the experience method equal to the amount necessary to bring the tax reserve balance to the level that was established as of December 31, 1987. In accordance with the Tax Reform Act of 1986, the Bank may maintain the balance of its tax bad debt reserve at the December 31, 1987 level even if the result would be less using the experience method.

  For state tax purposes, the Bank is allowed an addition to its tax bad debt reserves in an amount necessary to fill up to its tax reserve balance calculated using the experience method.

  The maximum marginal federal corporate income tax rate was 34% in 1991 and 1992. Under the Omnibus Tax Act of 1993, the maximum marginal corporate tax rate was increased to 35%.

  The Company implemented Statement of Financial Accounting Standards No. 109 ("SFAS No. 109") on a prospective basis during 1992. SFAS No. 109 establishes new accounting principles for calculating income taxes using the asset and liability method instead of the deferred method. In applying the asset and liability method using SFAS No. 109, deferred tax assets and liabilities are established as of the reporting date for the realizable cumulative temporary differences between the financial reporting and tax return bases of the Bank's assets and liabilities. The tax rates applied are the statutory rates expected to be in effect when the temporary differences are realized or settled. The application of SFAS No. 109 entitled the Bank to a tax benefit of $4.1 million during 1992, due primarily to the fact that the difference between the federal and state tax bad debt reserves and the book bad debt reserves is now deductible as a timing difference under SFAS No. 109.

  At December 31, 1993, the Bank had $20 million in deferred tax assets. No valuation allowance was established because it is more likely than not that the deferred tax assets will be realized. Deferred tax liabilities totaled $36 million at December 31, 1993.

  The Bank is subject to an alternative minimum tax if such tax is larger than the tax otherwise payable. Generally, alternative minimum taxable income is a taxpayer's regular taxable income, increased by the taxpayer's tax preference items for the year and adjusted by computing certain deductions in a special manner which negates the acceleration of such deductions under the regular tax. The adjusted income is then reduced by an exemption amount and is subject to tax at a 20% rate. (In addition, the Bank is subject to an additional environmental tax of 0.12% of its alternative minimum taxable income with certain adjustments and exclusions.) No alternative minimum taxes were applicable to the Bank for tax years 1993, 1992 or 1991.

  California tax laws have generally conformed to federal tax laws since several provisions of the Tax Act of 1986 were adopted in September of 1987.

  For California franchise tax purposes, federal savings banks are taxed as "financial corporations" at a higher rate than that applicable to non-financial corporations because of exemptions from certain state and local taxes. Under present law, the California franchise tax rate applicable to financial corporations may vary each year. The tax rates for 1991, 1992 and 1993 were 10.741%, 11.007% and 11.107%, respectively. The tax rate for 1994 will be 11.469%.

  In 1991, the California Supreme Court's decision in California Federal Savings and Loan Association vs. City of Los Angeles which upheld the statutory exemption of savings institutions and other non-bank financial corporations from local business taxes, became final. The Bank was a plaintiff in this lawsuit and received a $360 thousand settlement during 1992.

  The Company's tax returns have been audited by the IRS through December 31, 1983 and by the California Franchise Tax Board through December 31, 1988. For additional information regarding the federal income and California franchise taxes payable by the Company, see note 9 of the Notes to Consolidated Financial Statements.

  Tax years 1984, 1985 and 1986 have been under examination by the IRS since 1989. There are pending industry issues which relate to the timing of income recognition on loan sales and loan fees. While the Company has provided for deferred taxes, a change in the period of income recognition could result in additional interest due to the government. Although the outcome of the audit is not known at this time, and it may take several years to resolve any disputed matters, the Bank booked $1.8 million, $3.4 million and $2.3 million in 1993, 1992 and 1991, respectively as accrued interest on possible tax adjustments. The estimated interest accruals will be continually updated in the future based on relevant tax rulings and the progression of the audit and other cases in the courts. In December of 1993 the IRS began examining tax years 1987 and 1988.

ITEM 2--PROPERTIES

  At December 31, 1993, the Bank owned the building and land for seven of its branch offices, owned the building but leased the land for three additional offices, and leased its remaining offices. Properties leased by the Bank include its home and executive offices located in a 12-story office tower in downtown Santa Monica, loan offices in Los Angeles, Ventura and Orange counties and a general services and corporate operations office building in Santa Monica. FFC does not lease or own properties. For information concerning rental obligations, see note 5 of the Notes to Consolidated Financial Statements.

ITEM 3--LEGAL PROCEEDINGS

  The Company and the Bank are involved as plaintiffs or defendants in various legal actions incident to their businesses, none of which are believed by management to be material to the financial condition of the Company, based on the written opinion of the Bank's legal counsel.

ITEM 4--SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

  None.

                                    PART II

ITEM 5--MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  (a). Market Information. The Company's common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "FED". Prior to the Company's acquisition of all the Bank's common stock in September, 1987, the Bank's stock was traded in the national over-the-counter market under the symbol "FFSB". Included in the Management's Discussion and Analysis of Financial Condition and Results of Operations is a chart representing the range of high and low stock prices for the Company's common stock for each quarterly period for the last five years.

  (b). Holders. As of March 1, 1994, the Company had 10,533,186 shares of its common stock outstanding, representing approximately 1,375 certificated stockholders, which total does not include the number of stockholders whose shares are held in street name.

  (c). Dividends. As publicly traded companies, neither the Bank nor the Company has any history of dividend payments on its Common Stock. However, the Company may in the future adopt a policy of paying dividends, depending on its net earnings, financial position and capital requirements, as well as regulatory restrictions, tax consequences and the ability of the Company to obtain a dividend from the Bank for payment to stockholders. OTS regulations limit amounts that the Bank can pay as a dividend to the Company. No dividend may be paid if the Bank's net worth falls below regulatory requirements. (See "Dividend Restrictions" above for other restrictions on dividends). Within these regulations, the Board of Directors of the Bank declared and paid dividends to FFC totaling $3.0 million, $4.3 million and $1.0 million in 1993, 1992 and 1991, respectively.

ITEM 6--SELECTED FINANCIAL DATA

  Selected financial data for the Company is presented below:

                    FIRSTFED FINANCIAL CORP. AND SUBSIDIARY
                  FIVE YEAR CONSOLIDATED SUMMARY OF OPERATIONS

                           1993        1992       1991       1990       1989
                           ----        ----       ----       ----       ----
                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
For the Year Ended De-
 cember 31:
  Interest income....... $ 229,445   $ 255,612  $ 296,530  $ 291,436  $ 245,101
  Interest expense......   131,616     151,510    195,756    207,817    185,059
  Net interest income...    97,829     104,102    100,774     83,619     60,042
  Provision for loan
   losses...............    67,679      41,384     11,833      4,126        824
  Other income..........    12,054      12,634      7,059      7,025      7,963
  Non-interest expense..    45,298      46,125     40,482     39,355     32,817
  Income taxes (bene-
   fit).................    (1,046)     11,198     27,091     20,112     13,862
  Earnings (loss) before
   income taxes
   (benefit) and cumula-
   tive effect of
   change in accounting
   principle............    (3,094)     29,227     55,518     47,163     34,364
  Earnings (loss) before
   cumulative effect
   of change in account-
   ing principle........    (2,048)     18,029     28,427     27,051     20,502
  Net earnings (loss)...    (2,048)     22,104     28,427     27,051     20,502
  Earnings (loss) per
   share before cumula-
   tive effect of change
   in accounting princi-
   ple..................     (0.19)       1.66       2.61       2.49       1.88
  Earnings (loss) per
   share (1)(2).........     (0.19)       2.04       2.61       2.49       1.88
End of Year:
  Loans receivable...... 2,715,663   2,496,700  2,368,796  2,131,917  2,024,336
  Mortgage-backed secu-
   rities...............   708,283     769,155    644,262    614,306    307,733
  Investment securities.   103,836      43,736    111,172     76,253    141,268
  Total assets.......... 3,661,117   3,446,573  3,287,059  3,051,808  2,583,705
  Deposits.............. 2,305,489   1,982,745  1,740,103  1,739,653  1,552,789
  Borrowings............ 1,093,149   1,196,241  1,280,372  1,062,804    815,101
  Liabilities........... 3,452,825   3,239,062  3,096,883  2,890,883  2,448,738
  Net Worth.............   208,292     207,511    190,176    161,438    143,971
  Book value per share
   (1)..................     19.78       19.98      18.28      15.81      13.14
Selected Ratios:
  Return on average as-
   sets.................     (0.06)%      0.65%      0.91%      0.97%      0.87%
  Return on average eq-
   uity.................     (1.01)%     11.09%     16.09%     18.31%     16.71%
  Ratio of non-perform-
   ing assets to total
   assets...............      3.23%       2.62%      1.83%      0.82%      0.33%
Other Data:
  Number of Bank full
   service branches.....        25          24         18         18         16

- --------
(1) Adjusted for three-for-two stock splits declared August 22, 1985, June 19, 1986 and September 24, 1987 and five-for-four stock splits declared October 27, 1988 and September 26, 1991.
(2) Fully diluted basis.

  Also see summarized results of operations on a quarterly basis for 1991, 1992 and 1993 in note 13 of the Notes to Consolidated Financial Statements.

  Inflation substantially impacts the financial position and operations of financial intermediaries, such as banks and savings institutions. These entities primarily hold monetary assets and liabilities and, as such, can experience significant purchasing power gains and losses over relatively short periods of time. In addition, interest rate changes during inflationary periods change the amounts and composition of assets and liabilities held by financial intermediaries and often result in creditor and regulatory pressures for additional equity investment.

ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

                                    OVERVIEW

  The Company's results of operations are affected by its levels of net interest income, provisions for loan losses, non-interest income, non-interest expense and income taxes. The Company's results are strongly influenced by the Southern California economy in which it operates.

  A net loss of $2.0 million or $0.19 per share was recorded in 1993. Net earnings of $22.1 million were reported in 1992 and $28.4 million in net earnings were reported in 1991. Earnings per share for 1992 and 1991 were $2.04 and $2.61, respectively. The return on average assets was (0.06)% for 1993, compared with 0.65% for 1992 and 0.90% for 1991. The return on average equity was (0.99)% for 1993, compared with 11.12% for 1992 and 16.17% for 1991.

  Core earnings reflect the Company's results from basic operations and were $62.2 million in 1993 compared to $71.5 million in 1992 and $69.9 million in 1991. Core earnings are defined as net interest income before bad debt deductions plus other income (excluding gain on sale of loans and securities) less non-interest expense and non-recurring items. Although core earnings have decreased in 1993 due to growth in non-performing assets, these earnings have remained at a level nearly sufficient to offset the impact of higher provisions for loan losses required in the current economic climate.

  At December 31, 1993, total non-performing assets (primarily loans 90 days past due or in foreclosure plus foreclosed real estate) were $118.2 million or 3.23% of total assets. This figure compares to $90.3 million or 2.62% of total assets at the end of 1992 and $60.3 million or 1.83% of total assets at the end of 1991. The increase in non-performing assets over the last two years reflects higher delinquencies and foreclosures resulting primarily from increased unemployment and decreased real estate values in Southern California.

                                               RETURN ON  RETURN ON
                                                AVERAGE    AVERAGE
                                                ASSETS     EQUITY
                                              ---------- ----------
        1989.................................     .87 %    16.48 %
        1990.................................     .96 %    18.25 %
        1991.................................     .90 %    16.17 %
        1992.................................     .65 %    11.12 %
        1993.................................    (.06)%     (.99)%

 Risks and Uncertainties

  Southern California was impacted by a significant earthquake on January 17, 1994. As January 17th was a national holiday, the Bank was able to resume operations the following day. The Company is still in the early stages of assessing the damage to the real property collateral securing the Bank's loans. It is estimated that less than 30% of the Bank's loans are in areas severely affected by the earthquake and preliminary inspections indicate that approximately 2% of the properties may have had damage. At this time, the extent to which the collateral securing the Bank's loans has been affected by the earthquake is not known.

  In the normal course of business, the Company encounters two significant types of risk: economic risk and regulatory risk.

  There are three main components of economic risk: interest rate risk, credit risk and market risk. The Company is subject to interest rate risk when its interest-earning assets reprice in different time frames, or on a different basis than its interest-bearing liabilities. (See "Asset--Liability Management.") Credit risk is the risk of default on the Company's loan portfolio that results from the borrowers' inability to make contractually required payments. (See "Loan Loss Provisions" and "Non-performing Assets.") Market risk reflects changes in the value of the collateral underlying loans receivable and the valuation of real estate held by the Company.

  The determination of the allowance for loan losses and the valuation of real estate collateral is based on estimates that are highly susceptible to changes in the economic environment and market conditions. Management believes that the allowance for loan losses as of December 31, 1993 was adequate based on information available at that time. A continuation of the current economic climate, together with the adverse consequences of the earthquake, would increase the likelihood of losses due to credit and market risks. This could create the need for more additions to loan loss allowances.

  Regulatory risk is the risk that the regulators will reach different conclusions than management regarding the financial position of the Company. The Office of Thrift Supervision ("OTS") examines the Bank's financial results annually. Its next examination began in late February of 1994. The OTS reviews the allowance for loan losses and may require the Bank to adjust the allowance based on information available at the time of examination.

 Other Risks

  The Bank has been named as a defendant in various lawsuits. The outcome of the lawsuits cannot be predicted but the Bank intends to vigorously defend the actions. Management is of the opinion that no pending lawsuit will have a materially adverse effect on the Company.

                             COMPONENTS OF EARNINGS

 Net Interest Income

  Net interest income was $97.8 million in 1993 compared with $104.1 million in 1992 and $100.8 million in 1991. Net interest income is the difference between interest earned on loans and investments and interest expense on deposits and borrowings. The dollar amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid thereon are the chief determinants of net interest income. The greater the excess of average interest- earning assets over average interest-bearing liabilities, the more beneficial is the impact on net interest income. Average interest-earning assets exceeded average interest-bearing liabilities by $50.9 million in 1993 compared to $137.0 million in 1992 and $147.3 million in 1991. The decrease in the excess of average interest-earning assets over interest-bearing liabilities in 1993 compared to 1992 was primarily the result of increased non-performing assets. The decrease in the excess of average interest-earning assets over average interest-bearing liabilities during 1992 compared to 1991 was also due to increased non-performing assets. As a result, the interest rate margin (the yield on loans and investments less the cost of funds) dropped to 2.74% in 1993 from 2.96% in 1992 and 2.97% in 1991. The yield on the investment portfolio increased because management extended the terms of the investments in the liquidity-qualifying portfolio. An increased investment portfolio yield helped to offset the lower loan yields during 1993.

      INTEREST RATE SPREADS AND YIELD ON AVERAGE INTEREST EARNINGS ASSETS

                                                YEARS ENDED DECEMBER 31,
                          -------------------------------------------------------------------------
                              1989            1990            1991          1992          1993
                          --------------  --------------  ------------- ------------- -------------
                          DURING  END OF  DURING  END OF  DURING END OF DURING END OF DURING END OF
                          PERIOD  PERIOD  PERIOD  PERIOD  PERIOD PERIOD PERIOD PERIOD PERIOD PERIOD
                          ------  ------  ------  ------  ------ ------ ------ ------ ------ ------
Weighted average yield
 on loan portfolio......  10.84%  10.94%  10.87%  10.45%   9.96%  9.20%  7.93%  7.25%  6.71%  6.20%
Weighted average yield
 on investment portfolio
 (1)....................   9.46    8.42    8.16    7.74    6.03   4.90   4.24   6.18   4.70   5.16
Weighted average yield
 on all interest-earning
 assets.................  10.80   10.80   10.78   10.37    9.82   9.05   7.79   7.24   6.63   6.17
Weighted average rate
 paid on deposits.......   8.19    8.21    7.93    7.67    6.70   5.70   4.66   3.97   3.76   3.60
Weighted average rate
 paid on borrowings and
 FHLB advances..........   9.39    8.82    8.59    8.07    7.08   5.47   5.10   4.48   4.09   3.99
Weighted average rate
 paid on all interest-
 bearing liabilities....   8.58    8.42    8.16    7.82    6.85   5.63   4.83   4.16   3.89   3.73
Net yield on average in-
 terest-earning assets
 (2)....................   2.56            3.02            3.29          3.16          2.79
Interest rate spread
 (3)....................   2.22%   2.38%   2.62%   2.55%   2.97%  3.42%  2.96%  3.08%  2.74%  2.44%

- --------
(1) Includes earnings on certficates of deposit and investments. Does not include earnings on FHLB stock.
(2) Net interest income (the difference the dollar amounts of interest earned and paid) dividend by average interest earning assets.
(3) Weighted average yield on all interest-earnings assets less weighted average rate paid on all interest-bearing liabilities.

 Loss Provisions

  Loan loss provisions were $67.7 million in 1993 compared with $41.4 million in 1992 and $11.8 million in 1991. The Bank has a policy of providing for general valuation allowances, unallocated to any specific loan, but available to offset any future loan losses. The allowance is maintained at an amount that management believes adequate to cover estimable and probable loan losses. General valuation allowances totaled $46.9 million and $27.9 million at December 31, 1993 and December 31, 1992, respectively. Management performs regular risk assessments of the Bank's general loan portfolio to maintain an appropriate general valuation allowance.

  Additional loan loss provisions may be required to the extent that the allowance is used for loan charge-offs. Loan charge-offs increased to $48.6 million in 1993 from $27.5 million in 1992 and $9.1 million in 1991. The increased charge-offs were due to specific valuation allowances provided for certain problem assets based on declines in the estimated value of the underlying collateral. The Southern California area has experienced declines in real estate values and other economic problems for the past three years resulting from increased unemployment, reductions in defense spending, and natural disasters. The Bank's loan portfolio, 38% of which is secured by multi-family properties, has required additional loss provisions because of these recessionary factors. During the first quarter of 1993, management noted the continuing decline in multi- family property values and recorded a $44.1 million loan loss provision in anticipation of the effects that these property declines would have on the Bank's loan portfolio.

  Because of these economic concerns and increased loan charge-offs, management increased the ratio of general valuation allowances to loans with loss exposure to 1.48% at the end of 1993 from 0.93% at the end of 1992 and 0.41% at the end of 1991. Loans with loss exposure consist of the Bank's loan portfolio plus any loans sold with recourse.

 Non-interest Income

  Loan and other fees increased to $6.5 million in 1993 compared to $5.9 million in 1992 and $6.0 million in 1991 primarily as a result of additional fees earned on loans serviced for others.

  Gain on sale of loans and securities increased to $4.3 million in 1993 from $2.1 million in 1992 and $1.1 million in 1991. $2.0 million of the gain recognized during 1993 resulted from the sale of a mortgage-backed security from the Bank's portfolio of loans and securities held for sale.

  Real estate operations recorded a net loss of $437 thousand in 1993 compared to a net gain of $2.6 million in 1992 and a net loss of $1.3 million in 1991. Losses recorded in 1993 resulted primarily from the operation of foreclosed properties prior to sale. Foreclosed multi-family properties, which have provided net income from operations in the past, have been severely affected by the recession.

  During 1993 the Bank incurred various charges on these properties including delinquent property taxes, unpaid utility charges and rehabilitation costs. Many of the properties were in a general state of disrepair with high vacancy rates and rent collection problems. These problems can take several months to correct. The Bank normally sells these properties within a few months after foreclosure, usually after the property has been rehabilitated. Gains recorded during 1992 were due to recoveries of loss allowances which had been established prior to the sale of foreclosed properties.

  Other operating income consists primarily of fees earned for services provided by the retail savings branches. The decrease to $1.7 million in 1993 from $2.1 million in 1992 was because a lawsuit settlement and a refund of business license taxes from the City of Los Angeles were received in 1992.

 Non-interest Expense

  Non-interest expense decreased to 1.26% of average total assets in 1993 from 1.36% of average total assets in 1992 and 1.28% of total assets in 1991. The increased ratio in 1992 resulted from data processing conversion costs and expenses associated with the acquisition of seven branches from the Resolution Trust Corporation ("RTC") in that year. One new branch was acquired from the RTC during 1993. However, since the acquisition occurred in December, it had little impact on the expenses for the year. Management has continuing programs to control general and administrative expenses.

  Salary and benefit costs decreased slightly in 1993 compared to 1992 because lower amounts were contributed to the bonus and profit sharing plans in 1993 based on decreased earnings. Salary and benefit costs increased 9% in 1992 compared to 1991 due to employment costs associated with the branches acquired from the RTC during 1992.

  Occupancy expense increased by 3% in 1993 compared to 1992 due to higher lease costs resulting from the effect of lease escalation clauses. Occupancy expense increased by 16% in 1992 compared to 1991 due to the cost of the additional branches plus the effect of lease escalation clauses.

  Advertising expense increased by 11% in 1993 due to advertising campaigns promoting various savings and loan products, particularly during the fourth quarter when the Bank advertised its new mortgage banking efforts. The 29% increase in advertising expense during 1992 over 1991 was primarily due to savings promotions for the seven branches acquired in that year.

  Federal deposit insurance increased by 11% in 1993 compared to 1992 due to growth in average savings deposits. This increase was offset by a lower insurance rate for the first half of the year because the Bank achieved a 10% risk-based capital ratio at the end of 1992. Deposit insurance increased by 7% during 1992 compared to 1991 due to growth in average total deposits.

  Other operating expenses decreased 12% in 1993 compared to 1992 primarily as a result of decreased charitable contributions and data processing costs. The Bank converted to a new data processing system during 1992 which caused other operating costs in 1992 to increase 27% from the 1991 level.

                            NON-INTEREST EXPENSE
                                     1989     1990     1991     1992     1993
                                     ----     ----     ----     ----     ----
   Salaries.......................  $10,720  $11,697  $12,776  $15,399  $16,636
   Employee benefits..............    7,100    9,072    8,769    8,054    6,244
   Occupancy expense..............    3,847    3,992    4,424    5,119    5,531
   Equipment......................    1,111    1,294    1,290    1,523    1,285
   Advertising....................    1,168    1,579    1,731    2,235    2,486
   Federal deposit insurance......    2,742    3,205    3,890    4,156    4,622
   Outside data processing........      768      938    1,147    2,213    1,036
   Insurance......................      383      499      537      556      570
   Contributions..................      520      784      761      751      591
   Stockholders' relations........      213      257      576      251      143
   Professional services..........      566      331      580      709      755
   Lawsuit........................      --     1,400      --       --       --
   Other operating expense........    3,679    4,307    4,001    5,159    5,399
                                    -------  -------  -------  -------  -------
     Total........................  $32,817  $39,355  $40,482  $46,125  $45,298
                                    =======  =======  =======  =======  =======
   Non-interest expense as
    % of average assets...........     1.39%    1.40%    1.28%    1.36%    1.26%
                                    =======  =======  =======  =======  =======

 Income Taxes

  The Company implemented Statement of Financial Accounting Standards No. 109 ("SFAS No. 109") during 1992 and recorded a one-time benefit of $4.1 million. Unlike APB 11, SFAS No. 109 treats financial statement loan loss allowances as a temporary difference, thereby lowering the Company's expected tax rates for 1993 and 1992 as compared to 1991.

                             BALANCE SHEET ANALYSIS

  Consolidated assets at year end 1993 were $3.7 billion, 6% greater than $3.4 billion at the end of 1992. Assets grew 5% from 1991 to 1992. The growth in assets was the result of increases in the loan portfolio and in the investment portfolio.

 Loan Portfolio

  During the fourth quarter of 1993, the Bank started a new mortgage banking program to take advantage of current borrower demand for fixed rate and other loan products the Bank does not keep in its portfolio. Under this new program, competitively priced loans are originated for immediate sale in the secondary market. The Bank continues its long-standing policy of originating only monthly adjustable rate loans for its loan portfolio. At the end of 1993, nearly all of the Bank's loan portfolio was adjustable monthly based on changes in the Eleventh District Federal Home Loan Bank Cost of Funds Index. The Bank has maintained the level of adjustable loans in its portfolio at over 90% for the last seven years. Management believes that the high level of adjustable rate mortgages will help insulate the Bank from fluctuations in interest rates, notwithstanding the 90-day time lag between a change in its monthly cost of funds and a corresponding change in its loan rates. (See "Asset--Liability Management".)

  New loan originations were $746 million in 1993 compared to $841 million in 1992 and $647 million in 1991. Loan originations decreased during 1993 as a result of borrower demand for fixed rate mortgages. Since the new mortgage banking program started late in the year, it did not substantially impact loan originations for 1993. 88% of new loans originated during 1993 were adjustable rate loans. 55% of new loans originated were for the purpose of refinancing existing mortgages. Loans made on the security of single family properties comprised 67% of new originations by dollar amount; loans made on the security of multi-family properties comprised 32% of new originations; and loans made on the security of commercial real estate properties comprised 1% of new originations. No construction loans were originated in 1993.

  The following table details loan originations by loan type for the periods indicated:

                           LOAN ORIGINATIONS BY TYPE

                                     1989      1990     1991     1992     1993
                                  ---------- -------- -------- -------- --------
                                                  (IN THOUSANDS)
Single Family.................... $  575,108 $535,822 $357,906 $590,152 $499,560
Multi-Family.....................    391,053  345,348  273,194  237,720  236,211
Commercial.......................     27,755   18,583   14,462    9,104    9,638
Other............................     11,350    7,277    1,692    3,779      419
                                  ---------- -------- -------- -------- --------
  Total.......................... $1,005,266 $907,030 $647,254 $840,755 $745,828
                                  ========== ======== ======== ======== ========

  Loans originated upon the sale of the Bank's real estate owned were $69.8 million or 9% of total originations in 1993. $8.5 million of these loans were originated based on the security of single family properties. $61.3 million of these loans were originated based on the security of multi-family properties.

  New loan originations increased 30% in 1992 over 1991 due to an increase in loans brought to the Bank by wholesale loan brokers. All qualifying loans brought to the Bank by wholesale loan brokers are underwritten and funded through the Bank's origination process.

  The Bank converted $111.7 million in loans into mortgage-backed securities in 1993 to take advantage of lower interest rates on securitized borrowings. In 1992, $187.5 million in loans were securitized compared with $157.3 million in loans securitized in 1991. Securitized loans also have a lower risk weighting for regulatory risk-based capital purposes.

  The Bank's adjustable rate loan products often provide for first-year monthly payments which are lower than the fully-indexed interest and principal due. Any interest not fully paid by such lower first-year payments is added to the principal balance of the loan. This causes negative amortization until payments increase to cover interest and principal shortfalls. Due to negative amortization, loan-to-value ratios may increase above those calculated at the inception of the loan.

  To date, the Bank's loss experience on loans with negative amortization has been no different than that on the fully-amortizing portfolio. The amount of negative amortization recorded by the Bank decreases in periods of declining interest rates. The balance of negative amortization on all loans serviced by the Bank decreased to $602 thousand in 1993 from $3.1 million in 1992 and $21.2 million in 1991.

  The Bank does not normally lend in excess of 90% of the appraised collateral value on adjustable mortgage loans ("AMLs"). Mortgage insurance is required on loans in excess of 80% or premium rates and/or fees are charged if the mortgage insurance requirement is waived. Loans in the Bank's portfolio on which the mortgage insurance requirement has been waived totaled $155 million at December 31, 1993 compared to $201 million at December 31, 1992 and $203 million at December 31, 1991.

 Loan Composition

  Loans based on the security of single family dwellings (one to four units) comprise the largest category of the loan portfolio. The loan portfolio also includes loans secured by multi-family and commercial properties. At December 31, 1993, approximately 54% of the loan portfolio consisted of first liens on single family properties. First liens on multi-family properties comprised approximately 38% of the portfolio, and first liens on commercial properties represented approximately 7% of the portfolio.

  Multi-family and commercial real estate loans are considered more susceptible to market risk than single family loans and higher interest rates and fees are charged to borrowers for these loans. As noted earlier, approximately 32% of new loans originated were multi-family loans. Only 1% of loan originations in 1993 were commercial real estate loans. The Bank has not emphasized the origination of commercial real estate loans for several years.

  The Bank also has loss exposure on certain loans sold with recourse. These loans are substantially all multi-family loans. Loans sold with recourse were $369 million as of December 31, 1993, $406 million as of December 31, 1992 and $471 million at December 31, 1991. Although no longer owned by the Bank, these loans are combined with the Bank's loan portfolio for purposes of computing general valuation allowances and measuring risk exposure.

  The Bank maintains a small portfolio of consumer loans but no longer markets this type of loan product other than as a service ancillary to other savings products. Less than one half of 1% of new loans were consumer loans, and this loan type represents less than 1% of the total loan portfolio.

  The following table sets forth the composition of the Bank's portfolio of loans and mortgage-backed securities for each of the last five years.

                           LOAN PORTFOLIO COMPOSITION

                                               DECEMBER 31,
                          ------------------------------------------------------
                             1989       1990       1991       1992       1993
                          ---------- ---------- ---------- ---------- ----------
                                              (IN THOUSANDS)
REAL ESTATE LOANS:
 First trust deed resi-
  dential loans:
  One unit..............  $  855,132 $  761,429 $  763,233 $  771,870 $  864,874
  Two to four units.....     239,446    227,535    258,825    296,550    340,035
  Five or more units....     621,833    853,173  1,075,829  1,178,595  1,296,260
                          ---------- ---------- ---------- ---------- ----------
    Residential loans...   1,716,411  1,842,137  2,097,887  2,247,015  2,501,169
OTHER REAL ESTATE LOANS:
  Commercial and indus-
   trial................     260,809    266,258    263,183    256,474    245,387
  Second trust deeds....      57,336     41,957     35,245     29,441     24,606
  Other.................       4,289      5,298      4,193     10,733      5,861
                          ---------- ---------- ---------- ---------- ----------
    Real estate loans...   2,038,845  2,155,650  2,400,508  2,543,663  2,777,023
NON-REAL ESTATE LOANS:
  Manufactured housing..       5,778      4,873      4,031      3,481      2,880
  Deposit accounts......       1,297      1,884      1,615      1,184      1,086
  Consumer..............       6,450      4,324      2,705      1,494        847
                          ---------- ---------- ---------- ---------- ----------
    Loans receivable....   2,052,370  2,166,731  2,408,859  2,549,822  2,781,836
LESS:
  Allowance for loan
   losses...............       8,394     11,181     13,937     27,854     46,900
  Unrealized loan fees..      19,640     23,633     26,126     25,268     19,273
                          ---------- ---------- ---------- ---------- ----------
    Net loans receiv-
     able...............   2,024,336  2,131,917  2,368,796  2,496,700  2,715,663
FHLMC AND FNMA MORTGAGE-
 BACKED SECURITIES:
  Secured by single fam-
   ily dwellings........     215,854    487,842    524,969    660,673    678,884
  Secured by multi-fam-
   ily dwellings........      91,879    126,464    119,295    108,482     29,399
                          ---------- ---------- ---------- ---------- ----------
    Mortgage-backed se-
     curities...........     307,733    614,306    644,264    769,155    708,283
                          ---------- ---------- ---------- ---------- ----------
      TOTAL.............  $2,332,069 $2,746,223 $3,013,060 $3,265,855 $3,423,946
                          ========== ========== ========== ========== ==========

                             NON-PERFORMING ASSETS

  Non-performing assets, as defined by the Bank, include loans delinquent over 90 days or in foreclosure, real estate acquired in settlement of loans, and other loans less than 90 days delinquent but for which collectibility is questionable.

  The table below details the amounts of non-performing assets by type of collateral and the percentage to total non-performing assets. Also shown is the ratio of non-performing assets to total assets.

                         RECAP OF NON-PERFORMING ASSETS

                               1989                1990                1991                1992                1993
                         ------------------ ------------------- ------------------- ------------------- --------------------
                                    % OF                % OF                % OF                % OF                 % OF
                                   TOTAL               TOTAL               TOTAL               TOTAL                TOTAL
                                   ASSETS              ASSETS              ASSETS              ASSETS               ASSETS
                                    NON-                NON-                NON-                NON-                 NON-
                           $     PERFORMING    $     PERFORMING    $     PERFORMING    $     PERFORMING    $      PERFORMING
                         ------  ---------- -------  ---------- -------  ---------- -------  ---------- --------  ----------
                                                             (DOLLARS IN THOUSANDS)
Real Estate Owned:
Single Family..........  $  --        -- %  $   422      1.69%  $ 3,015      5.00%  $ 8,268      9.16%  $ 10,432      8.82%
Multi-Family...........     --        --        --        --      4,881      8.10    15,590     17.27     15,622     13.22
Commercial.............     --        --        --        --        276      0.46       --        --         811      0.69
Other..................     --        --        --        --        --        --        --        --         --        --
                         ------    ------   -------    ------   -------    ------   -------    ------   --------    ------
Total Real Estate
 Owned.................     --        --        422      1.69     8,172     13.56    23,858     26.43     26,865     22.73
                         ------    ------   -------    ------   -------    ------   -------    ------   --------    ------
Non-Performing Loans:
Single Family..........   3,849     44.70     6,063     24.35    21,441     35.57    24,634     27.28     25,317     21.41
Multi-Family...........     432      5.00    18,937     76.06    34,347     56.99    42,481     47.05     70,207     59.39
Commercial.............   4,476     52.00       --        --      1,536      2.55     3,623      4.01     10,307      8.72
Other..................     229      2.70       388      1.56       194      0.33       271      0.30        245      0.21
Less Valuation
 Allowances............    (380)    (4.40)     (912)    (3.66)   (5,422)    (9.00)   (4,582)    (5.07)   (14,732)   (12.46)
                         ------    ------   -------    ------   -------    ------   -------    ------   --------    ------
Total Non-Performing
 Loans.................   8,606    100.00    24,476     98.31    52,096     86.44    66,427     73.57     91,344     77.27
                         ------    ------   -------    ------   -------    ------   -------    ------   --------    ------
Total..................  $8,606    100.00%  $24,898    100.00%  $60,268    100.00%  $90,285    100.00%  $118,209    100.00%
                         ======    ======   =======    ======   =======    ======   =======    ======   ========    ======
Ratio of Non-Performing
 Assets To Total As-
 sets:.................               .33%                .82%               1.83%               2.62%                3.23%
                                   ======              ======              ======              ======               ======

  The increase in single family non-performing loans and delinquencies is primarily due to recession-related factors such as layoffs, decreased incomes and decreased real estate values. The increase in multi-family delinquencies is attributable primarily to economic factors, declines in occupancy rates, and decreased real estate values. The Bank actively monitors the status of all delinquent loans.

 Allowance for Loan Losses

  An analysis of the changes in the allowance for loan losses is presented in note 3 of the Notes to Consolidated Financial Statements. At December 31, 1993, the allowance for loan losses was comprised of $46.9 million in general valuation allowances and $16.4 million of specific valuation allowances. Specific valuation allowances are considered charge-offs by the Bank. Total general valuation allowances, including allowances on loans sold with recourse amounted to 1.48% of the loans with loss exposure at the end of 1993. This compares to 0.93% at the end of the 1992 and 0.41% at the end of 1991. The increase reflects management's concerns regarding the Southern California economy. The current level of loss allowances is considered adequate to cover the Bank's loss exposure at this time.

                                SOURCES OF FUNDS

 External Sources of Funds

  External sources of funds include savings deposits, loans sales, advances from the Federal Home Loan Bank of San Francisco ("FHLB") and other borrowings. For purposes of funding asset growth, the source or sources of funds with the lowest all-in cost for the desired term are generally selected. The funding sources used most often during 1993 were deposits from national brokerage firms and reverse repurchase agreements (securitized borrowings).

  Deposits obtained from national brokerage firms ("brokered deposits") are considered a source of funds similar to a borrowing. The Bank is permitted to obtain brokered deposits pursuant to a waiver of certain regulatory requirements from the Federal Deposit Insurance Corporation. Often during 1993, these deposits, including commission costs, were the least costly source of funds to the Bank. Brokered deposits were $519 million at December 31, 1993. This compares to $274 million at the end of 1992 and $292 million at the end of 1991.

  Deposits at retail savings branches increased to $1.5 billion at the end of 1993 from $1.3 billion at the end of 1992 and $1.0. billion at the end of 1991. The Bank acquired two branches with deposits totaling $113 million from the RTC in December of 1993. Thirty days after the acquisition, the deposits of the two branches were combined and one of the branches was closed. The Bank also acquired seven branches with deposits totaling $290 million from the RTC during 1992.

  The Bank also solicits deposits through telemarketing efforts. Telemarketing deposits are solicited by the Bank's employees by telephone, principally from pension funds. Telemarketing deposits decreased by 27% during 1993 to $286 million at the end of the year. Telemarketing deposits decreased during 1993 due to lower interest rates on other funding sources available to the Bank. Telemarketing deposits were $389 million at the end of 1992 and $440 million at the end of 1991.

  Reverse repurchase agreements ("reverse repos") are short term borrowings secured by mortgage-backed securities. These borrowings increased to $549 million at the end of 1993 from $491 million at the end of 1992. Reverse repos at the end of 1991 were $624 million. $112 million in loans were securitized during 1993 to increase the availability of this type of borrowing.

  FHLB advances decreased 21% to $ 515 million at the end of 1993 from $655 million at the end of 1992. Advances at the end of 1991 totaled $524 million. Advances dropped at the end of 1993 because short term borrowings were paid off with funds from the branches acquired in December.

  Sales of loans and mortgage-backed securities were $153 million during 1993, comparable to $154 million sold during 1992. $55 million in loans were sold during 1991. The volume of loans sold varies with the amount of saleable loans originated.

 Internal Sources of Funds

  Internal sources of funds include scheduled loan principal payments, loan payoffs, and positive cash flows from operations. Principal payments were $356 million in 1993 compared with $322 million in 1992 and $278 million in 1991. Principal payments include both amortization and prepayments and are a function of real estate activity and the general level of interest rates.

                              CAPITAL REQUIREMENTS

  Current regulatory capital standards require that the Bank maintain tangible capital of at least 1.5% of total assets, core capital of 3.0% of total assets, and risk-based capital of 8.0% of total assets, risk-weighted. Among other things, failure to comply with these capital standards will result in restrictions on asset growth and the preparation of a capital plan, subject to regulatory approval. Any institution with a risk-based capital ratio in excess of 10% and a core capital ratio greater than 5% is considered well-capitalized for regulatory purposes. Institutions who maintain this capital level can take in brokered deposits at their discretion, and if they achieve a sufficient ranking on their regulatory examination, may be assessed a lower deposit insurance rate. Management presently intends to maintain its capital position at levels above those required by regulators to ensure operating flexibility and growth capacity for the Bank. The Bank's capital position is actively monitored. The Bank met all three capital requirements at the end of 1993 as indicated by the chart below:

                                                REGULATORY  CAPITAL
                                                REQUIREMENT  RATIO
                                                ----------- -------
        Tangible Capital.......................    1.50%      5.64%
        Core Capital...........................    3.00%      5.64%
        Risk-based Capital.....................    8.00%     10.25%


  The Bank declared and paid a dividend to FirstFed Financial Corp. in February of 1994 as a return of a capital infusion. After the payment, the Bank's tangible and core capital ratios became 5.51% and the risk-based capital ratio became 10.03%.

                           ASSET-LIABILITY MANAGEMENT

  The Bank's asset-liability management policy is designed to improve the balance between the maturities and repricings of interest-earning assets and interest-bearing liabilities in order to better insulate earnings from interest rate fluctuations. Under this program, the Bank emphasizes the funding of monthly adjustable mortgages with short term savings and borrowings and matching the maturities of these assets and liabilities. The maturities of fixed rate assets are matched with fixed cost liabilities.

  The majority of the Bank's assets are monthly adjustable rate mortgages with interest rates that fluctuate based on changes in the Federal Home Loan Bank of San Francisco Eleventh District Cost of Funds Index ("Index"). These mortgages constitute over 95% of the loan portfolio at the end of 1993. Comparisons over the last several years show that changes in the Bank's cost of funds generally correlate with changes in the Index. The Bank does not use any futures, options or swaps in its asset-liability strategy.

  Assets and liabilities which are subject to repricing are considered rate sensitive. The mismatch in the repricing of rate sensitive assets and liabilities is referred to as a company's "GAP". The GAP is positive if rate-sensitive assets exceed rate-sensitive liabilities. A positive GAP benefits a company during periods of increasing interest rates. The reverse is true during periods of decreasing interest rates. In order to minimize the impact of rate fluctuations on earnings, management's goal is to keep the one year GAP at less than 20% of total assets (positive or negative). At December 31, 1993, the Bank's one-year GAP was a positive $542 million or 14.8% of total assets. This compares with positive GAP ratios of 11.6% of total assets at December 31, 1992 and December 31, 1991.

  The following chart shows the composition of the Bank's (unconsolidated) GAP position at the end of 1993 and the GAP position as a percentage of total assets at that time.

                            INTEREST-SENSITIVITY GAP

                                                   AT DECEMBER 31, 1993
                                              --------------------------------
                                                          BALANCES   BALANCES
                                                         REPRICING   REPRICING
                                                TOTAL      WITHIN      AFTER
                                               BALANCE    ONE YEAR   ONE YEAR
                                              ---------- ----------  ---------
                                                      (IN THOUSANDS)
Interest-earning Assets:
  Investment securities...................... $  103,836 $    4,111  $  99,725
  mortgage-backed securities.................    708,283    697,705     10,578
Loans receivable:
  Interest rate sensitive loans..............  2,658,594  2,658,594        --
  Fixed rate loans...........................     56,880     14,760     42,120
                                              ---------- ----------  ---------
      Total interest-earning assets.......... $3,527,593 $3,375,170  $ 152,423
                                              ========== ==========  =========
Interest-bearing Liabilities:
  Demand accounts............................    583,821    579,688      4,133
  Fixed rate term certificate................ 1,722, 634  1,329,638    392,996
  Borrowings:
    FHLB advances............................    514,700    350,500    164,200
    Reverse repurchase agreements............    548,648    548,648        --
    Other borrowings.........................     24,800     24,800        --
                                              ---------- ----------  ---------
      Total interest-bearing liabilities..... $3,394,603  2,833,274    561,329
                                              ========== ----------  ---------
Interest-sensitivity GAP.....................            $  541,896  $(408,906)
                                                         ==========  =========
Interest-sensitivity GAP as a percentage of
 Total Assets................................                 14.80%
                                                         ==========

                                  STOCK PRICES

  The common stock of FirstFed Financial Corp. is traded on the New York Stock Exchange under the trading symbol "FED". The quarterly high and low and period-end price information presented below is based on information supplied by the New York Stock Exchange. All prices have been adjusted for stock splits.

  The Company has never declared or paid a cash dividend. In 1987 the Company's Board of Directors authorized the repurchase of 10% of the Company's outstanding shares of stock. No shares were repurchased during 1993. 279,900 shares were repurchased during 1992 at an average purchase price of $16.42 per share. As of December 31, 1993, a total of 796,520 shares had been repurchased at an average cost of $12.34 per share. Based on the number of shares outstanding at December 31, 1987, 264,000 shares remain eligible for repurchase under this program.

                          PRICE RANGE OF COMMON STOCK
                          (ADJUSTED FOR STOCK SPLITS)


                    FIRST QUARTER SECOND QUARTER  THIRD QUARTER FOURTH QUARTER
                    ------------- --------------- ------------- ---------------
                     HIGH   LOW    HIGH     LOW    HIGH   LOW    HIGH     LOW
                    ------ ------ ------- ------- ------ ------ ------- -------
1993............... 26 1/2 19 1/4  20 7/8  15 1/4 20 3/8 16 1/4  19 3/4  14 7/8
1992...............     26     22  24 1/2  19 1/2 21 3/4 13 7/8  19 1/2  13 1/2
1991............... 19 7/8 12 1/4  24 1/4  19 7/8 26 5/8 21 1/8      24  18 1/4
1990...............     18 14 3/4  20 5/8  15 3/8 18 1/2 11 1/2  13 7/8  11 1/4
1989............... 12 5/8 10 5/8  16 5/8  12 1/4 21 5/8 15 1/2  21 5/8  14 7/8

ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    FIRSTFED FINANCIAL CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                           DECEMBER 31, 1993 AND 1992

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              1993       1992
                                                           ---------- ----------
ASSETS
Cash.....................................................  $   17,491 $   23,985
Investment securities, at cost ( market of $104,282 and
 $44,059)................................................     103,836     43,736
Loans receivable (Notes 3, 7 and 8)......................   2,692,036  2,481,225
Mortgage-backed securities (market of $715,726 and
 $706,827) (Notes 3 and 8)...............................     708,283    693,072
Loans and mortgage-backed securities held for sale (mar-
 ket of $24,030 and$92,899) (Note 3).....................      23,627     91,558
Accrued interest and dividends receivable................      21,018     23,016
Real estate (Note 4).....................................      27,249     24,243
Office properties and equipment, at cost less accumulated
 depreciation (Note 5)...................................       8,923      9,520
Investment in Federal Home Loan Bank (FHLB) stock , at
 cost (Note 7)...........................................      38,967     35,542
Other assets (Note 1)....................................      19,687     20,676
                                                           ---------- ----------
                                                           $3,661,117 $3,446,573
                                                           ========== ==========
LIABILITIES
Deposits (Note 6)........................................  $2,305,480 $1,982,745
FHLB advances and other borrowings (Note 7)..............     544,500    705,150
Securities sold under agreements to repurchase (Note 8)..     548,649    491,091
Deferred income taxes (Note 9)...........................      16,366     21,849
Accrued expenses and other liabilities...................      37,830     38,227
                                                           ---------- ----------
                                                            3,452,825  3,239,062
                                                           ---------- ----------
COMMITMENTS AND CONTINGENT LIABILITIES (NOTES 3, 5, AND 11)
STOCKHOLDERS' EQUITY (NOTES 10 AND 11)
Common stock, par value $.01 per share; authorized
 25,000,000 shares; issued 11,326,191 and 11,180,221
 shares, outstanding 10,529,671 and 10,383,701
 shares................................................        113         112
Additional paid-in capital.............................     27,279      24,524
Retained earnings--substantially restricted............    193,650     195,698
Loan to employee stock ownership plan..................     (2,918)     (2,991)
Treasury stock, at cost, 796,520 shares................     (9,832)     (9,832)
                                                        ----------  ----------
                                                           208,292     207,511
                                                        ----------  ----------
                                                        $3,661,117  $3,446,573
                                                        ==========  ==========

          See accompanying notes to consolidated financial statements.

                    FIRSTFED FINANCIAL CORP. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                      1993      1992     1991
                                                    --------  -------- --------
Interest income:
  Interest on loans and mortgage-backed securi-
   ties...........................................  $221,177  $249,104 $287,909
  Interest and dividends on investments...........     8,268     6,508    8,621
                                                    --------  -------- --------
    Total interest income.........................   229,445   255,612  296,530
                                                    --------  -------- --------
Interest expense:
  Interest on deposits (Note 6)...................    77,741    87,802  115,627
  Interest on borrowings..........................    53,875    63,708   80,129
                                                    --------  -------- --------
    Total interest expense........................   131,616   151,510  195,756
                                                    --------  -------- --------
Net interest income...............................    97,829   104,102  100,774
 Provision for loan losses (Note 3)...............    67,679    41,384   11,833
                                                    --------  -------- --------
Net interest income after provision for loan loss-    30,150    62,718   88,941
 es...............................................  --------  -------- --------
Other income (expense):
  Loan and other fees.............................     6,530     5,863    5,972
  Gain on sale of loans and mortgage-backed secu-
   rities.........................................     4,257     2,098    1,133
  Real estate operations, net.....................      (437)    2,604   (1,319)
  Other operating income..........................     1,704     2,069    1,273
                                                    --------  -------- --------
    Total other income............................    12,054    12,634    7,059
                                                    --------  -------- --------
Non-interest expense:
  Salaries and employee benefits (Note 11)........    22,880    23,453   21,545
  Occupancy (Note 5)..............................     6,816     6,642    5,714
  Advertising.....................................     2,486     2,235    1,731
  Federal deposit insurance.......................     4,622     4,156    3,890
  Other operating expense.........................     8,494     9,639    7,602
                                                    --------  -------- --------
    Total non-interest expense....................    45,298    46,125   40,482
                                                    --------  -------- --------
Earnings (loss) before income taxes (benefit) and
 cumulative effect of change in accounting
  principle.......................................    (3,094)   29,227   55,518
Income taxes (benefit) (Note 9)...................    (1,046)   11,198   27,091
                                                    --------  -------- --------
Earnings (loss) before cumulative effect of change
 in accounting principle..........................    (2,048)   18,029   28,427
Cumulative effect of change in accounting princi-         --     4,075       --
 ple (Note 9).....................................  --------  -------- --------
  Net earnings (loss).............................  $ (2,048) $ 22,104 $ 28,427
                                                    ========  ======== ========
Earnings (loss) per share (Note 10):
  Earnings (loss) before cumulative effect of
   change in accounting principle.................  $  (0.19) $   1.66 $   2.61
  Cumulative effect of change in accounting prin-         --      0.38       --
   ciple..........................................  --------  -------- --------
Earnings (loss) per share ........................  $  (0.19) $   2.04 $   2.61
                                                    ========  ======== ========

          See accompanying notes to consolidated financial statements.

                    FIRSTFED FINANCIAL CORP. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                 (IN THOUSANDS)

                                              RETAINED
                                              EARNINGS     LOAN TO
                                ADDITIONAL (SUBSTANTIALLY   ESOP
                         COMMON  PAID-IN    RESTRICTED)   (NOTES 10 TREASURY
                         STOCK   CAPITAL     (NOTE 10)     AND 11)   STOCK     TOTAL
                         ------ ---------- -------------- --------- --------  --------
Balance, December 31,
 1990...................  $ 86   $23,350      $145,167     $(1,929) $(5,236)  $161,438
Stock split in form of
 stock dividends
 (Note 10)..............    21       (35)          --          --       --         (14)
Exercise of employee
 stock options..........     2       359           --          --       --         361
Net increase in loan to
 employee stock owner-
 ship plan..............   --        --            --          (36)     --         (36)
Net earnings 1991.......   --        --         28,427         --       --      28,427
                          ----   -------      --------     -------  -------   --------
Balance, December 31,
 1991...................   109    23,674       173,594      (1,965)  (5,236)   190,176
Exercise of employee
 stock options..........     3       850           --          --       --         853
Net increase in loan to
 employee stock owner-
 ship plan..............   --        --            --       (1,026)     --      (1,026)
Treasury stock pur-
 chases.................   --        --            --          --    (4,596)    (4,596)
Net earnings 1992.......   --        --         22,104         --       --      22,104
                          ----   -------      --------     -------  -------   --------
Balance, December 31,
 1992...................   112    24,524       195,698      (2,991)  (9,832)   207,511
Exercise of employee
 stock options..........     1       400           --          --       --         401
Net decrease in loan to
 employee stock owner-
 ship plan..............   --        --            --           73      --          73
Benefit from stock op-
 tion tax adjustment....   --      2,355           --          --       --       2,355
Net loss 1993...........   --        --         (2,048)        --       --      (2,048)
                          ----   -------      --------     -------  -------   --------
Balance, December 31,
 1993...................  $113   $27,279      $193,650     $(2,918) $(9,832)  $208,292
                          ====   =======      ========     =======  =======   ========



          See accompanying notes to consolidated financial statements.

                    FIRSTFED FINANCIAL CORP. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                                 (IN THOUSANDS)

                                                     1993      1992      1991
                                                   --------  --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)..............................  $ (2,048) $ 22,104  $ 28,427
Adjustments to reconcile net earnings (loss) to
 net cash
 provided (used) operating activities:
  Net change in loans and mortgage-backed securi-
   ties held for sale............................    67,931    62,557   (55,617)
  Depreciation and amortization..................     1,710     1,712       711
  Provision for losses on loans..................    67,679    41,384    11,833
  Valuation adjustments on real estate...........    (1,151)   (2,890)      --
  Amortization of fees and discounts.............      (763)   (1,111)     (976)
  Write off of discount on bonds.................       --        --      2,411
  Decrease in deferred premium on sale of loans..     3,079     3,998     4,862
  (Increase) decrease in negative amortization...    (2,008)   15,005     7,047
  Decrease in deferred taxes.....................    (5,483)   (5,080)   (2,665)
  (Increase) decrease in interest and dividends
   receivable....................................     1,998     5,782      (388)
  Increase (decrease) in interest payable........     2,242    (3,513)  (12,869)
  Increase in other assets.......................    (3,458)   (2,333)    ( 905)
  Increase (decrease) in accrued expenses and          (521)      422     5,543
   other liabilities.............................  --------  --------  --------
    Net cash provided (used) by operating activi-   129,207   138,037   (12,586)
     ties........................................  --------  --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Loans made to customers and principal collections
 of loans........................................  (335,534) (428,790) (274,993)
Loans purchased..................................   (55,188)  (17,277)      --
Proceeds from sales of real estate...............    96,120    69,405    34,694
Proceeds from maturities of investment securi-
 ties............................................    11,710     3,510     6,338
Purchases of investment securities...............   (71,682)  (31,124)   (6,200)
Purchases of FHLB stock..........................    (2,415)   (6,559)    ( 330)
Other............................................     1,007    (6,399)   (2,661)
                                                   --------  --------  --------
    Net cash used by investing activities........  (355,982) (417,234) (243,152)
                                                   --------  --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits.........................   209,488    52,246       450
Acquisitions of branches, net....................   113,247   190,396       --
Net increase (decrease) in short term borrowings.   (73,292) (198,631)  251,996
Proceeds from long term borrowings...............       --    214,500       --
Repayment of long term borrowings................   (29,800) (100,000)  (36,839)
Payments to acquire treasury stock...............       --     (4,596)      --
Other............................................       638    (7,308)   (1,167)
                                                   --------  --------  --------
    Net cash provided by financing activities....   220,281   146,607   214,440
                                                   --------  --------  --------
Net decrease in cash and cash equivalents........    (6,494) (132,590)  (41,298)
Cash and cash equivalents at beginning of year...    23,985   156,575   197,873
                                                   --------  --------  --------
Cash and cash equivalents at end of year.........  $ 17,491  $ 23,985  $156,575
                                                   ========  ========  ========

           See accompanying notes to consolidated financial statements.

                    FIRSTFED FINANCIAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies

  The following is a summary of the significant accounting policies of FirstFed Financial Corp. (the "Company"), and its wholly-owned subsidiary First Federal Bank of California (the "Bank").

 Principles of Consolidation

  The consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.
  Certain items in the 1992 and 1991 consolidated financial statements have been reclassified to conform to the 1993 presentation.

 Statement of Cash Flows

  For purposes of reporting cash flows, cash and cash equivalents include cash, overnight investments and securities purchased under agreements to resell.

 Allowance for Loan Losses

  The Bank maintains a general valuation allowance for loan losses, unallocated to any specific loan. The allowance is maintained at an amount that management believes adequate to cover estimable and probable loan losses based on a risk analysis of the current portfolio. Additionally, management performs periodic reviews of the loan portfolio to identify potential problems and establish specific loan loss allowances if losses are expected to be incurred. Additions to the allowance are charged to earnings. The regulatory agencies periodically review the allowance for loan losses and may require the Bank to adjust the allowance based on information available to them at the time their examination.

 Allowance for Delinquent Interest

  The Bank provides an allowance for accrued interest receivable on delinquent loans when such interest is deemed uncollectible, generally at the time the loan is 90 days past due. This allowance reduces interest receivable for financial statement purposes.

 Loans and Mortgage-Backed Securities Held for Sale

  The Bank identifies loans and mortgage-backed securities that foreseeably may be sold prior to maturity and classifies them as held for sale. They are carried at the lower of amortized cost or market value on an aggregate basis by type of asset. For loans, market value is calculated on an aggregate basis as determined by the current market investor yield requirement. Market values for mortgage-backed securities are determined by financial market quotes.

 Gain or Loss on Sale of Loans

  The Bank sells mortgage loans and loan participations with yield rates to the buyer based upon the current market rates which may differ from the contractual rate on the loans sold. Gain or loss is recognized and a premium or discount is recorded at the time of sale based upon the net present value of amounts expected to be received or paid resulting from the difference between the contractual interest rates and the yield to the buyer, excluding a normal servicing fee to be earned for continuing to service the loans. Amortization of discount or premium represents an adjustment of yield and is reflected as an addition to or reduction of interest income using the interest method over the life of such loans adjusted for estimated

                    FIRSTFED FINANCIAL CORP. AND SUBSIDIARY

(1) Summary of Significant Accounting Policies (continued)

prepayments. Excess service fees are written down for impairment if the present value of the estimated remaining future excess service fee revenue, using the same discount factor used to calculate the original excess service fee receivable, exceeds the recorded amount.

  Deferred premiums arising from the sale of loans are included in other assets and were $7,738,000 and $10,817,000 at December 31, 1993 and 1992,
respectively.

 Investment Securities

  Investment securities held for investment are carried at cost. Any premium or discount is amortized over the term of the security using the interest method. The securities are not carried at the lower of cost or market because management has the ability to and intends to hold such securities until maturity.

Real Estate

  Real estate acquired through foreclosure is recorded at fair value (net of estimated selling costs) at the date of foreclosure, and is adjusted for any subsequent declines in fair value.

  In years previous to 1993, some loans were classified as real estate ("in-substance foreclosure") under certain circumstances when the collateral for the loan or the financial condition of the borrower had been impaired. Consistent with recent accounting guidance issued in 1993, certain impaired loans are no longer accounted for as real estate. These in-substance foreclosures were reclassified, for financial reporting purposes, to loans receivable as of December 31, 1993 and 1992. Additionally, any related loss allowances were reclassified to specific loan valuation allowances. These impaired loans continue to be recorded at the fair value of the underlying collateral. There was no change in reported net earnings (loss) as a result of these reclassifications.

  The recognition of gain on the sale of real estate is dependent on a number of factors relating to the nature of the property sold, terms of sale, and any future involvement of the Bank or its subsidiaries in the property sold. If a real estate transaction does not meet certain down payment, cash flow and loan amortization requirements, income is deferred and recognized under an alternative method.

Depreciation and Amortization

  Depreciation of properties and equipment is provided by use of the straight-line method over the estimated useful lives of the related assets. Amortization of leasehold improvements is provided by use of the straight-line method over the lesser of the life of the improvement or the term of the lease.

Income Taxes

  The Company accounts for income taxes using the asset and liability method in accordance with Statement of Financial Accounting Standards No. 109. In the asset and liability method, deferred tax assets and liabilities are established as of the reporting date for the realizable cumulative temporary differences between the financial reporting and tax return bases of the Bank's assets and liabilities. The tax rates applied are the statutory rates expected to be in effect when the temporary differences are realized or settled.

                    FIRSTFED FINANCIAL CORP. AND SUBSIDIARY

(1) Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements

  In May of 1993, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 114 ("SFAS No. 114"), "Accounting by Creditors for Impairment of a Loan". SFAS No. 114 requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. SFAS No. 114 applies to financial statements for fiscal years beginning after December 15, 1994. In the opinion of management, implementation of this standard will not have a material impact on the Company.

  In May of 1993, the FASB also issued SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The Statement addresses the accounting and reporting for investments in debt securities. The Statement requires that all securities be classified, at acquisition, into one of three categories: held-to maturity securities, trading securities, and available-for-sale securities. Held-to-maturity securities are those securities the Company has the positive intent and ability to hold to maturity and are carried at amortized cost. Trading securities are those securities that are bought and held principally for the purpose of selling them in the near term and are reported at fair value, with unrealized gains and losses included in earnings. Available-for-sale securities are those securities that do not fall into the other two categories and are reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of shareholders' equity. This Statement is effective for fiscal years beginning after December 15, 1993. In the opinion of management, implementation of this standard will not have a material impact on the Company.

(2) Securities Purchased Under Agreements to Resell

  The amounts advanced under agreements to resell securities (repurchase agreements) represent short-term investments. During the agreement period the securities are maintained by the dealer under a written custodial agreement that explicitly recognizes the Bank's interest in the securities. The Bank had no agreements to resell securities at December 31, 1993 or December 31, 1992. Securities purchased under agreements to resell averaged $48,761,000 and $94,918,000 during 1993 and 1992, and the maximum amounts outstanding at any month end during 1993 and 1992 were $95,000,000 and $120,000,000, respectively.

                    FIRSTFED FINANCIAL CORP. AND SUBSIDIARY

(3) Loans Receivable and Mortgage-backed Securities

  Loans receivable and mortgage-backed securities are summarized as follows:

                                                              1993       1992
                                                           ---------- ----------
                                                              (IN THOUSANDS)
Real Estate Loans:
  First trust deed residential loans:
    One unit.............................................. $1,543,758 $1,432,543
    Two to four units.....................................    340,035    296,550
    Five or more units....................................  1,325,659  1,287,077
                                                           ---------- ----------
    Residential loans.....................................  3,209,452  3,016,170
  Other real estate loans:
    Commercial and industrial.............................    245,387    256,474
    Second trust deeds....................................     24,606     29,441
    Other.................................................      5,861     10,733
                                                           ---------- ----------
      Real estate loans...................................  3,485,306  3,312,818
Non real estate loans:
  Manufactured housing....................................      2,880      3,481
  Deposit accounts........................................      1,086      1,184
  Consumer................................................        847      1,494
                                                           ---------- ----------
      Loans receivable....................................  3,490,119  3,318,977
Less:
  General loan valuation allowances.......................     46,900     27,854
  Unearned loan fees......................................     19,273     25,268
                                                           ---------- ----------
      Subtotal............................................  3,423,946  3,265,855
                                                           ---------- ----------
Less:
  Mortgage-backed securities..............................    708,283    693,072
  Loans and mortgage-backed securities held for sale......     23,627     91,558
                                                           ---------- ----------
      Loans receivable, net............................... $2,692,036 $2,481,225
                                                           ========== ==========

  Mortgage-backed securities created with loans originated by the Bank totaled $111,701,000, $187,479,000 and $157,266,000, during 1993, 1992, and 1991, respectively. At December 31, 1993, the Bank owned $674,372,000 in FHLMC mortgage-backed securities and $33,911,000 in FNMA mortgage-backed securities with combined market values of $715,726,000. At December 31, 1992, $731,127,000 in FHLMC mortgage-backed securities and $38,028,000 in FNMA mortgage-backed securities were owned with combined market values of $783,677,000. All mortgage-backed securities mature in periods greater than ten years. There were no mortgage-backed securities held for sale at December 31, 1993. Mortgage-backed securities held for sale totaled $76,083,000 at December 31, 1992.

  Loans serviced for others totaled $786,809,000, $891,484,000 and $1,052,980,000 at December 31, 1993, 1992 and 1991, respectively.

  At December 31, 1993 the Bank had outstanding commitments to fund $62,015,000 in real estate loans.

  Accrued interest receivable related to loans and mortgage-backed securities outstanding at December 31, 1993 and 1992 totaled $25,450,000 and $26,931,000, respectively.

                    FIRSTFED FINANCIAL CORP. AND SUBSIDIARY

(3) Loans Receivable and Mortgage-backed Securities (continued)

  Loans delinquent greater than 90 days or in foreclosure were $106,076,000 and $47,814,000 as of December 31, 1993 and 1992, respectively, and the related allowances for delinquent interest were $5,723,000 and $4,325,000, respectively.

  Loans originated upon sale of real estate totaled $69,808,000, $48,132,000, and $11,963,000 during 1993, 1992 and 1991, respectively.

  The following is a summary of the activity in general loan valuation allowances for the periods indicated (in thousands):

        Balance at December 31, 1990................................... $11,181
        Charge-offs....................................................  (9,077)
        Provisions for loan losses.....................................  11,833
                                                                        -------
        Balance at December 31, 1991...................................  13,937
        Charge-offs.................................................... (27,467)
        Provisions for loan losses.....................................  41,384
                                                                        -------
        Balance at December 31, 1992...................................  27,854
        Charge-offs.................................................... (48,633)
        Provisions for loan losses.....................................  67,679
                                                                        -------
        Balance at December 31, 1993................................... $46,900
                                                                        =======

(4) Real Estate

  Real estate consists of the following:

                                                                 1993    1992
                                                                ------- -------
                                                                 (IN THOUSANDS)
        Real estate held for investment........................ $   371 $   385
        Real estate acquired by (or deed in lieu of)             26,878  23,858
         foreclosure........................................... ------- -------
                                                                $27,249 $24,243
                                                                ======= =======

  The Bank acquired $135,577,000, $93,807,000 and $27,804,000 of real estate in settlement of loans during 1993, 1992, and 1991, respectively.

(5) Office Properties, Equipment and Lease Commitments

  Office properties and equipment, at cost, less accumulated depreciation and amortization, are summarized as follows:

                                                                 1993    1992
                                                                ------- -------
                                                                (IN THOUSANDS)
      Land....................................................  $ 2,907 $ 2,907
      Office buildings........................................    3,759   3,742
      Furniture, fixtures and equipment.......................    9,511   9,115
      Leasehold improvements..................................    8,541   8,527
      Other...................................................       93      84
                                                                ------- -------
                                                                 24,811  24,375
      Less accumulated depreciation and amortization..........   15,888  14,855
                                                                ------- -------
                                                                $ 8,923 $ 9,520
                                                                ======= =======

  The Bank is obligated under noncancelable operating leases for periods ranging from five to thirty years. The leases are for certain of the office facilities. Approximately half of the leases for office facilities contain

                    FIRSTFED FINANCIAL CORP. AND SUBSIDIARY

(5) Office Properties, Equipment and Lease Commitments (continued)

five and ten year renewal options. Minimum rental commitments at December 31, 1993 under all noncancelable leases are as follows:

                                               REAL PROPERTY
                                               --------------
                                               (IN THOUSANDS)
           1994...............................    $ 4,302
           1995...............................      4,253
           1996...............................      4,223
           1997...............................      4,004
           1998...............................      3,069
           Thereafter.........................      6,273

  Rent payments under these leases were $3,898,000, $3,390,000, and $2,942,000 for 1993, 1992 and 1991, respectively. Certain leases require the Bank to pay property taxes and insurance. Additionally, certain leases have rent escalation clauses based on specified indices.

(6)Deposits

  Deposit account balances are summarized as follows:

                                                     1993            1992
                                                --------------  --------------
                                                   (DOLLARS IN THOUSANDS)
                                                  AMOUNT    %     AMOUNT    %
                                                ---------- ---  ---------- ---
Variable rate non-term accounts:
  Money market deposit accounts (weighted
   average rate of 2.40% and 2.75%)............ $  196,467   9% $  186,721   9%
  Interest-bearing checking accounts (weighted
   average rate of 2.18% and 2.39%)............    148,460   6     127,985   7
  Passbook accounts (weighted average rate of
   2.29% and 2.64%)............................    118,455   5     106,247   5
  Non-interest bearing checking accounts.......     44,868   2      33,177   2
                                                ---------- ---  ---------- ---
                                                   508,250  22     454,130  23
                                                ---------- ---  ---------- ---
Fixed rate term certificate accounts:
  Under six month term (weighted average rate
   of 2.77% and 3.20%).........................     69,132   3     117,954   6
  Six month term (weighted average rate of
   3.13% and 3.50%)............................    299,368  13     230,489  12
  Nine month term (weighted average rate of
   3.36% and 3.77%)............................    200,269   9      45,852   2
  One year to 18 month term (weighted average
   rate of 3.67% and 4.14%)....................    474,853  20     333,798  17
  Two year or 30 month term (weighted average
   rate of 4.67% and 6.16%)....................    148,993   7     186,473   9
  Over 30 month term (weighted average rate of
   5.80% and 6.56%)............................    307,513  13     141,713   7
  Negotiable certificates of $100,000 and
   greater, 30 day to one year terms (weighted
   average rate of 3.43% and 3.82%)............    297,102  13     472,336  24
                                                ---------- ---  ---------- ---
                                                 1,797,230  78   1,528,615  77
                                                ---------- ---  ---------- ---
    Total Deposits (weighted average rate of
     3.60% and 3.97%).......................... $2,305,480 100% $1,982,745 100%
                                                ========== ===  ========== ===

                    FIRSTFED FINANCIAL CORP. AND SUBSIDIARY

(6)Deposits (continued)

  Certificates of deposit, placed through five major national brokerage firms, totaled $518,888,000 in 1993 and $273,635,000 in 1992.

  Cash payments for interest on deposits (including interest credited) totaled $95,544,000, $82,973,000, and $126,266,000 during 1993, 1992 and 1991, respectively. Accrued interest on deposits at December 31, 1993 and 1992 totaled $8,201,000 and $6,270,000, respectively.

  The following table indicates the maturities and weighted average interest rates of the Bank's deposits at December 31, 1993:

                          NON-TERM
                          ACCOUNTS    1994      1995    1996    1997   THEREAFTER   TOTAL
                          -------- ---------- -------- ------- ------- ---------- ----------
                                                (DOLLARS IN THOUSANDS)
Deposits at December 31,
 1993...................  $508,250 $1,414,006 $171,317 $89,872 $16,361  $105,674  $2,305,480
                          ======== ========== ======== ======= =======  ========  ==========
Weighted average
 interest rates.........     2.10%      3.68%    4.78%   5.47%   5.87%     5.93%       3.60%
                          ======== ========== ======== ======= =======  ========  ==========

  Interest expense on deposits is summarized as follows:

                                                        1993    1992     1991
                                                       ------- ------- --------
                                                            (IN THOUSANDS)
      Passbook accounts............................... $ 2,580 $ 2,806 $  3,319
      Money market deposits and interest-bearing
       checking accounts..............................   7,918   8,328    7,524
                                                       ------- ------- --------
      Certificate accounts............................  67,243  76,668  104,784
                                                       ------- ------- --------
                                                       $77,741 $87,802 $115,627
                                                       ======= ======= ========

(7) Federal Home Loan Bank Advances and Other Borrowings

  Federal Home Loan Bank (FHLB) Advances and other borrowings consist of the following:

                                                               1993     1992
                                                             -------- --------
                                                              (IN THOUSANDS)
      Advances from the FHLB of San Francisco with a
       weighted average interest rate of 4.70% and 5.20%,
       secured by FHLB stock and certain real estate loans
       with unpaid principal balances of approximately
       $1,262,008,000 at December 31, 1993, payable through
       1996................................................  $514,700 $654,500
      Unsecured term funds with a weighted average interest
       rate of 3.33% and 3.52%, maturing within one year...    24,800   47,650
      Unsecured promissory note with an interest rate of
       prime plus 1% (7% and 7%), maturing within one year.     5,000    3,000
                                                             -------- --------
                                                             $544,500 $705,150
                                                             ======== ========

                    FIRSTFED FINANCIAL CORP. AND SUBSIDIARY

(7) Federal Home Loan Bank Advances and Other Borrowings (continued)

  The following is a summary of maturities at December 31, 1993 (in thousands):

           1994..................................... $270,300
           1995.....................................  265,200
           1996.....................................    9,000
                                                     --------
                                                     $544,500
                                                     ========

  Cash payments for interest on borrowings (including reverse repurchase agreements) totaled $31,011,000, $54,472,000, and $80,403,000 during 1993,
1992, and 1991, respectively.

(8) Securities Sold Under Agreements to Repurchase

  The Bank enters into sales of securities and whole loans under agreements to repurchase (reverse repurchase agreements) which require repurchase of the same securities or loans. Reverse repurchase agreements are treated as financing arrangements, and the obligation to repurchase securities or loans sold is reflected as a borrowing in the statement of financial condition. The mortgage-backed securities underlying the agreements were delivered to the dealer who arranged the transactions or its trustee.

  At December 31, 1993, $548,649,000 in reverse repurchase agreements were collateralized by mortgage-backed securities with principal balances totaling $559,004,000 and market values totaling $564,768,000. All borrowings under reverse repurchase agreements mature within 96 days after December 31, 1993, with a weighted average interest rate of 3.32%. Securities sold under agreements to repurchase averaged $594,314,000 and $527,528,000 during 1993 and 1992, respectively, and the maximum amounts outstanding at any month end during 1993 and 1992 were $650,033,000 and $594,680,000, respectively.

(9) Income Taxes

  Income taxes (benefit) consist of the following:

                                                       1993     1992     1991
                                                      -------  -------  -------
                                                          (IN THOUSANDS)
      Current:
        Federal...................................... $ 4,317  $12,590  $21,065
        State........................................     120    3,688    8,179
                                                      -------  -------  -------
                                                        4,437   16,278   29,244
                                                      -------  -------  -------
      Deferred:
        Federal......................................  (5,114)  (3,764)  (1,751)
        State........................................    (369)  (1,316)    (402)
                                                      -------  -------  -------
                                                       (5,483)  (5,080)  (2,153)
                                                      -------  -------  -------
      Total:
        Federal......................................    (797)   8,826   19,314
        State........................................    (249)   2,372    7,777
                                                      -------  -------  -------
                                                      $(1,046) $11,198  $27,091
                                                      =======  =======  =======

                    FIRSTFED FINANCIAL CORP. AND SUBSIDIARY

(9) Income Taxes (continued)

  A reconciliation of the statutory federal corporate income tax rate to the Company's effective income tax rate follows:

                                                            1993    1992  1991
                                                           ------   ----  ----
      Statutory federal income tax rate...................  (35.0)% 34.0% 34.0%
      Increase (reductions) in taxes resulting from:
        Bad debt deduction based upon a percentage of in-
         come, net of preference tax......................    --     --   (3.0)
        State franchise tax, net of federal income tax
         benefit..........................................   (6.4)   4.2   9.2
        Provisions for losses on loans and real estate
         held for sale....................................    --     --    8.0
        Goodwill..........................................    7.4     .6    .2
        Other, net........................................     .2    (.5)   .4
                                                           ------   ----  ----
          Effective rate.................................. (33.8)%  38.3% 48.8%
                                                           ======   ====  ====

  Cash payments for income taxes totaled $2,158,000, $20,645,000 and $27,005,000 during 1993, 1992, and 1991, respectively.

  Deferred income taxes in 1993 and 1992 represent the realizable cumulative temporary differences between the financial reporting and tax bases of the Company's assets and liabilities. Prior to 1992, deferred taxes resulted from timing differences in the recognition of income and expense for tax and financial statement purposes. The source of these differences and the effect of each are shown as follows for 1991 (in thousands):

      Loan fees....................................................... $   (14)
      Provision for loan losses, net of federal bad debt deduction,
       net of preference tax..........................................     137
      Accrued franchise taxes, net of federal benefit.................    (731)
      Gain on sale of loans...........................................  (1,914)
      Divided on FHLB stock...........................................     722
      Other, net......................................................    (353)
                                                                       -------
                                                                       $(2,153)
                                                                       =======

  The Company implemented Statement of Financial Accounting Standards No. 109 ("SFAS No. 109") on a prospective basis during 1992. SFAS No.109 established new accounting principles for calculating income taxes using the asset and liability method instead of the deferred method. In applying the asset and liability method using SFAS No. 109, deferred tax assets and liabilities are established as of the reporting date for the realizable cumulative difference between the financial reporting and tax return bases of the Company's assets and liabilities. The tax rates applied are the statutory rates expected to be in effect when the temporary differences are realized or settled.

                    FIRSTFED FINANCIAL CORP. AND SUBSIDIARY

(9) Income Taxes (continued)

  Listed below are the significant components of the net deferred liability (in thousands):

                                                               1993      1992
                                                             --------  --------
Components of the deferred tax asset:
  Bad debts................................................. $(16,850) $(10,789)
  State taxes...............................................   (1,822)   (2,833)
  Pension expense...........................................   (1,773)   (1,353)
                                                             --------  --------
    Total deferred tax asset................................  (20,445)  (14,975)
Valuation allowance.........................................      --        --
                                                             --------  --------
    Total deferred tax asset, net of valuation allowance....  (20,445)  (14,975)
                                                             --------  --------
Components of the deferred tax liability:
  Loan fees.................................................   25,197    23,488
  Loan sales................................................    4,146     4,879
  FHLB stock dividends                                          5,705     4,892
  Other.....................................................    1,763     3,465
                                                             --------  --------
    Total deferred tax liability............................   36,811    36,824
                                                             --------  --------
Net deferred tax liability.................................. $ 16,366  $ 21,849
                                                             ========  ========
  Net state deferred tax liability.......................... $  6,049  $  6,418
  Net federal deferred tax liability........................   10,317    15,431
                                                             --------  --------
Net deferred tax liability.................................. $ 16,366  $ 21,849
                                                             ========  ========

  SFAS No. 109 allows for recognition and measurement of deductible temporary differences (including general valuation allowances) to the extent that it is more likely than not that the deferred tax asset will be realized. As a result of implementing SFAS No. 109, the Bank recognized $4,075,000 in tax benefits during 1992 due primarily to additions to its general valuation allowances.

(10) Stockholders' Equity and Earnings (Loss) Per Share

  The Company's stock charter authorizes 10,000,000 shares of serial preferred stock. As of December 31, 1993 no preferred shares have been issued.

  The Company declared a five-for four stock split on September 26, 1991. Fractional shares were paid in cash. All per share amounts in the accompanying consolidated financial statements have been adjusted for the split.

  The computation of net earnings (loss) per share is based on the weighted average shares of common stock and dilutive common stock equivalents (employee stock options) outstanding during the year which were 10,659,214, 10,856,815 and 10,907,635 for 1993, 1992 and 1991, respectively, based on primary shares outstanding.

  On August 9, 1989, the Financial Institutions Reform, Recovery and Enforcement Act ("FIRREA") was signed into law. FIRREA abolished the Federal Home Loan Bank Board and the Federal Savings and Loan Insurance Corporation and transferred many of their previous regulatory functions to the Office of Thrift Supervision ("OTS"). Additionally, FIRREA changed the regulatory capital requirements for savings institutions. As of December 31, 1993 the Bank met all current capital requirements.

                    FIRSTFED FINANCIAL CORP. AND SUBSIDIARY

(10) Stockholders' Equity and Earnings (Loss) Per Share (continued)

  For federal income tax purposes, savings institutions meeting certain definitional and other tests are allowed a special bad debt reserve deduction for qualifying loans computed as percentage of taxable income before such deduction. If amounts appropriated to these tax bad debt reserves in excess of the amount allowable under the experience method ("excess tax bad debt reserves") are used for the payment of return of capital dividends or other distributions to stockholders (including distributions in dissolution, liquidation or redemption of stock), an amount will generally be includable in taxable income. The amount includable in taxable income is equal to the distribution plus the federal income tax attributable thereto, up to the aggregate amount of excess tax bad debt reserves. At December 31, 1993 the Company had no excess bad debt reserves and at December 31, 1992 the Company had approximately $5,775,000 of excess bad debt reserves.

  FirstFed Financial Corp. may loan up to $6,000,000 to the ESOP under a line of credit loan. At December 31, 1993 and 1992 the loans to the ESOP totaled $2,918,000 and $2,991,000, respectively. Interest on the outstanding loan balance is due each December 31. Interest varies based on the Bank's monthly cost of funds. The average rates paid during 1993 and 1992 were 3.90% and 4.75%, respectively.

(11) Employee Benefit Plans

  The Bank maintains a pension plan ("Plan") covering substantially all employees who are employed on either a full time or a part time basis. The benefits are based on the employee's years of credited service, average annual salary and primary social security benefit, as defined in the Plan.

  Pension expense including administration costs was $468,000, $475,000 and $350,000 for 1993, 1992 and 1991, respectively. The Bank uses the projected unit credit actuarial method and bases its funding policy on the entry age normal method.

  The discount rate and rate of increase in future compensation levels used in determining the actuarial value of benefit obligations and pension cost at December 31, 1993 and December 31, 1992 were 7.0% and 7.5%, respectively. The expected long-term rates of return on assets were 7.0% at December 31, 1993 and 7.5% at December 31, 1992.

  The Bank has a Supplementary Executive Retirement Plan ("SERP") which covers any individual employed by the Bank as its President or Chairman of the Board. The pension expense for the SERP was $434,000, $418,000 and $439,000 in 1993, 1992 and 1991, respectively. The SERP uses the same actuarial assumptions as the pension plan. The plan is unfunded.

                    FIRSTFED FINANCIAL CORP. AND SUBSIDIARY

(11) Employee Benefit Plans (continued)

  The following table sets forth the funded status and amounts recognized in the Bank's statement of the financial condition for the pension plan and the SERP for the years indicated (in thousands):

                                              PENSION PLAN         SERP
                                             ---------------  ----------------
                                              1993     1992    1993     1992
                                             -------  ------  -------  -------
Actuarial present value of benefits obliga-
 tions:
  Accumulated benefits obligation..........  $ 2,703  $2,186  $ 2,781  $ 2,474
                                             =======  ======  =======  =======
  Vested benefit obligation................  $ 2,567  $2,092  $ 2,423  $ 2,215
                                             =======  ======  =======  =======
Plan assets at fair value..................  $ 2,268  $2,340  $   --   $   --
Projected benefit obligation for service       4,156   3,611    3,414    2,945
 rendered to date..........................  -------  ------  -------  -------
Shortage of plan assets over the projected
 benefit obligation........................   (1,888) (1,271)  (3,414)  (2,945)
Unrecognized net loss (gain) from past ex-
 perience different from that assumed......      729     414      131     (149)
Prior service cost not yet recognized in
 net periodic pension cost.................      247     283      838      934
Additional minimum liability...............       --      --     (846)    (888)
Unrecognized net (asset) obligation at          (230)   (321)     510      574
 transition................................  -------  ------  -------  -------
Accrued pension liability..................  $(1,142) $ (895) $(2,781) $(2,474)
                                             =======  ======  =======  =======
Net pension cost for the year ended Decem-
 ber 31, 1993 and December 31, 1992 in-
 cluded the following components:
  Service cost-benefits earned during the
   period..................................  $   396  $  392  $    57  $    54
  Interest cost on projected benefit obli-
   gation..................................      264     255      217      204
  Actual return on plan assets.............     (106)   (179)     --       --
  Net amortization.........................      (50)    (45)     160      160
  Deferral of asset gains..................      (73)     17      --       --
                                             -------  ------  -------  -------
  Net period pension cost..................  $   431  $  440  $   434  $   418
                                             =======  ======  =======  =======

  The Bank has a profit sharing plan for all salaried employees and officers who have completed one year of continuous service. The plan is a leveraged employee stock ownership plan ("ESOP"). At December 31, 1993 the ESOP held 8.94% of outstanding stock of the Company. Profit sharing expense for the years ended December 31, 1993, 1992 and 1991 was $200,000, $1,007,000 and $1,510,000,
respectively. The amount of the contribution made by the Bank is determined each year by the Board of Directors, but is not to exceed 15% of the participants' aggregated compensation. The Bank does not offer post retirement benefits.

  The Company has a Stock Option and Stock Appreciation Rights Plan which allows the issuance of 342,375 shares (as adjusted for stock splits) at December 31, 1993. Options prices are based upon the market value of the common stock on the date of grant. Granted options are exercisable as follows:

       50,853 shares --100% exercisable
       21,202 shares --25% exercisable on the date of grant and 25% at the third, Fifth and seventh anniversary dates of the grant
      184,382 shares --25% exercisable on the second, fourth, sixth and eighth anniversary dates of the grant
       85,938 shares --33% immediately exercisable and 33% on the first and second anniversary dates

                    FIRSTFED FINANCIAL CORP. AND SUBSIDIARY

(11) Employee Benefit Plans (continued)

  Options expire ten years after the date of grant, or sixty days after termination of employment other than retirement, death or disability. Stock appreciation rights have also been authorized under the plan, but none have as yet been granted.

  Information with respect to stock options follows:

                                                               1993      1992
                                                             --------  --------
      Options Outstanding
       (Average option prices for 1993)
      Beginning of year ($9.45)............................   516,616   720,729
      Granted ($19.58).....................................    15,322    56,968
      Excised ($4.10)......................................   (33,026) (261,077)
      Canceled ($16.11)....................................  (156,537)       (4)
                                                             --------  --------
      End of Year ($11.70).................................   342,375   516,616
                                                             ========  ========
      Shares exercisable at December 31 ($9.07)............   215,795   348,585
                                                             ========  ========

                    FIRSTFED FINANCIAL CORP. AND SUBSIDIARY

(12) Parent Company Financial Information

  This parent company only financial information should be read in conjunction with the other notes to consolidated financial statements.

                                                     DECEMBER 31,
                                                   ------------------
        STATEMENTS OF FINANCIAL CONDITION            1993      1992
                  (IN THOUSANDS)                   --------  --------
Assets:
  Cash............................................ $    923  $    586
  Other assets....................................       25        25
  Investment in subsidiary........................  212,226   209,841
                                                   --------  --------
                                                   $213,174  $210,452
                                                   ========  ========
Liabilities and Stockholders' Equity:
  Note payable.................................... $  5,000  $  3,000
  Other liabilities...............................     (118)      (59)
  Stockholders' equity............................  208,292   207,511
                                                   --------  --------
                                                   $213,174  $210,452
                                                   ========  ========

                                                   YEARS ENDED DECEMBER 31,
                                                   ---------------------------
             STATEMENTS OF OPERATIONS                1993      1992     1991
                  (IN THOUSANDS)                   --------  --------  -------
Other income (expense), net....................... $    (78) $    (28) $   (48)
Equity in undistributed net earnings (loss) of       (1,970)   22,132   28,475
 subsidiary....................................... --------  --------  -------
Net earnings (loss)............................... $ (2,048) $ 22,104  $28,427
                                                   ========  ========  =======

             STATEMENTS OF CASH FLOWS
                  (IN THOUSANDS)
Net Cash Flows from Operating Activities:
  Net earnings (loss)............................. $ (2,048) $ 22,104  $28,427
  Adjustments to reconcile net earnings (loss) to
   net cash provided (used) by operating activi-
   ties:
  Equity in net (earnings) loss of subsidiary.....    1,970   (22,132) (28,475)
  Other...........................................      (10)       (2)      (1)
                                                   --------  --------  -------
  Net cash used by operating activities...........      (88)      (30)     (49)
                                                   --------  --------  -------
Cash Flows from Investing Activities:
  (Increase) decrease in ESOP loan................       73    (1,026)     (36)
  (Increase) decrease in other assets.............       --       (25)      22
                                                   --------  --------  -------
  Net cash (used) by provided for investing activ-       73    (1,051)     (14)
   ities.......................................... --------  --------  -------
Cash Flows from Financing Activities:
  Dividend from subsidiary........................    3,000     4,250    1,000
  Capital contribution to subsidiary..............   (7,355)   (4,000)      --
  Increase in notes payable.......................    2,000     3,000       --
  Purchase of treasury stock......................       --    (4,596)      --
  Benefit from stock option tax adjustment........    2,355        --       --
  Other...........................................      352       815      347
                                                   --------  --------  -------
Net cash provided (used) by financing activities..      352      (531)   1,347
                                                   --------  --------  -------
Net increase (decrease) in cash...................      337    (1,612)   1,284
Cash at beginning of period.......................      586     2,198      914
                                                   --------  --------  -------
Cash at end of period............................. $    923  $    586  $ 2,198
                                                   ========  ========  =======

                    FIRSTFED FINANCIAL CORP. AND SUBSIDIARY

(13) Quarterly Results of Operations: (unaudited)

  Summarized below are the Company's results of operations on a quarterly basis for 1993, 1992 and 1991:

                                                                          NET
                                  PROVISION           NON-     NET     EARNINGS
                INTEREST INTEREST FOR LOAN   OTHER  INTEREST EARNINGS   (LOSS)
                 INCOME  EXPENSE   LOSSES   INCOME  EXPENSE   (LOSS)   PER SHARE
                -------- -------- --------- ------  -------- --------  ---------
                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
First quarter
  1993........  $ 58,247 $ 33,198  $44,123  $ 2,718 $11,454  $(16,402)  $(1.53)
  1992........    67,984   41,787   10,716    2,873  11,052     6,774      .62
  1991........    75,641   52,618    1,203    2,131  10,454     7,762      .71
Second quarter
  1993........  $ 56,526 $ 32,918  $ 1,849  $ 4,023 $11,443  $  8,328   $  .78
  1992........    65,800   37,889    5,847    3,370  11,818     7,972      .73
  1991........    76,420   51,532    1,004    1,389  10,823     8,200      .75
Third quarter
  1993........  $ 58,875   32,586  $11,590  $ 2,964 $11,453  $  3,629   $  .34
  1992 .          61,647   36,765   18,098    4,077  11,993       703      .06
  1991........    73,657   47,177    3,363    1,474   8,658     8,246      .75
Fourth quarter
  1993........  $ 55,797 $ 32,914  $10,117  $ 2,349 $10,948  $  2,397   $  .22
  1992........    60,181   35,069    6,723    2,314  11,262     6,655      .62
  1991........    70,812   44,429    6,263    2,065  10,547     4,219      .39
Total year
  1993........  $229,445 $131,616  $67,679  $12,054 $45,298  $ (2,048)  $ (.19)
  1992........   255,612  151,510   41,384   12,634  46,125    22,104     2.04
  1991........   296,530  195,756   11,833    7,059  40,482    28,427     2.61

(14) Fair Values of Financial Instruments

  Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments ("SFAS No. 107"), requires that the Bank disclose estimated fair value for its financial instruments as of December 31, 1993. Set forth below are tables showing the financial instruments shown in the Bank's statements of financial condition for which fair value are estimated to be different from their carrying value. Financial instruments whose carrying value is estimated to be equal to fair value are not included below. The following table presents fair value information for financial instruments for which a market exists. The fair values for these financial instruments were estimated based upon prices published in financial newspapers or quotations received from national securities dealers.

                                                1993                1992
                                         ------------------- -------------------
                                         CARRYING ESTIMATED  CARRYING ESTIMATED
                                          VALUE   FAIR VALUE  VALUE   FAIR VALUE
                                         -------- ---------- -------- ----------
                                                     (IN THOUSANDS)
Mortgage-backed Securities.............. $708,283  $715,726  $769,155  $783,677
Investment Securities...................   47,711    48,054    21,501    21,984
Collateralized Mortgage Obligations.....   56,125    56,228    22,235    22,075

  The following table presents fair value information for financial instruments shown in the Company's statements of financial condition for which there is no readily available market. The fair values for these

                    FIRSTFED FINANCIAL CORP. AND SUBSIDIARY

(14) Fair Values of Financial Instruments (continued)

financial instruments were calculated by discounting expected cash flows. Because the particulars of these financial instruments have not been evaluated for possible sale and because management does not intend to sell these financial instruments, the Bank does not know whether the fair values shown below represent values at which the respective financial instruments could be sold.

                                              1993                  1992
                                      --------------------- --------------------
                                                 CALCULATED           CALCULATED
                                       CARRYING  FAIR VALUE CARRYING  FAIR VALUE
                                        VALUE      AMOUNT     VALUE     AMOUNT
                                      ---------- ---------- --------- ----------
                                                    (IN THOUSANDS)
Adjustable Loans:
  Single Family...................... $1,112,144 $1,154,316 $ 998,502 $1,010,208
  Multi-Family.......................  1,206,197  1,215,606 1,112,523  1,121,786
  Commercial.........................    227,712    213,268   244,511    224,270
Fixed Rate Loans:
  Single Family......................     24,520     25,393    30,935     31,236
  Multi-Family.......................     13,624     14,288    26,569     27,082
  Commercial.........................      4,409      4,483     4,429      4,539
 Other Real Estate Loans.............      8,654      8,800    10,500     10,638
  Non Real Estate Loans..............      4,453      5,334     5,563      6,029
Fixed Term Certificate Accounts......  1,797,230  1,803,457 1,528,615  1,540,170
Borrowings...........................    514,700    517,953   654,500    666,493

  SFAS No. 107 specifies that fair values should be calculated based on the value of one unit. The estimates do not necessary reflect the price the Company might receive if it were to sell the entire holding of a particular financial instrument at one time.

  Fair value estimates were based on the following methods and assumptions, some of which are subjective in nature. Changes in assumptions could significantly affect the estimates.

 Cash

  The carrying amounts reported in the statements of financial conditions for this item approximate fair value.

 Investment securities and Mortgage-Backed securities

  Fair values were based on bid prices published in financial newspapers or bid quotations received from national securities dealers.

 Loans Receivable

  The portfolio was segregated into those loans with adjustable rates of interest and those with fixed rates of interest. Fair values were based on discounting future cash flows by the current rate offered for such loans with similar remaining maturities and credit risk. The amounts so determined for each loan category are reduced by the Bank's allowance for loans losses which thereby takes into consideration changes in credit risk.

                    FIRSTFED FINANCIAL CORP. AND SUBSIDIARY

(14)Fair Values of Financial Instruments (continued)

 Deposits

  The fair value of deposits with no stated term such as regular passbook accounts, money market accounts and NOW accounts, is defined by SFAS No. 107 as the carrying accounts reported in the statement of financial condition. The Company had $508,250,000 in non-term accounts at December 31, 1993. These non-term accounts provide a source of funds to the Bank at a cost significantly below the cost of borrowing funds in the financial markets. Management believes that the Bank's non-term accounts, as a continuing source of less costly funds, provide significant additional value to the Bank that is not reflected above. The fair value of deposits with a stated maturity such as certificates of deposit is based on discounting future cash flows by the current rate offered for such deposits with similar remaining maturities.

 Borrowings

  For short term borrowings, fair value approximates carrying value. The fair value of long term borrowings is based on their interest characteristics. For variable rate borrowings, fair value is based on carrying values. For fixed rate borrowings, fair value is based on discounting future contractual cash flows by the current interest rate paid on such borrowings with similar remaining maturities.

(15) Subsequent Event

  On January 17, 1994, a significant earthquake struck the Southern California area. This earthquake and the related aftershocks caused damage to certain areas of Los Angeles and Ventura Counties. The Bank is still in the early stages of assessing the damage to its assets. It is estimated that less than 30% of the Bank's loans are in areas severely affected by the earthquake. At this time, the extent of damage to the collateral securing the Bank's loans or the impact on the Company's financial condition is not known.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
FirstFed Financial Corp.
Santa Monica, California:

  We have audited the accompanying consolidated statements of financial condition of FirstFed Financial Corp. and subsidiary ("Company") as of December 31, 1993 and 1992, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1993. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FirstFed Financial Corp. and subsidiary at December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1993 in conformity with generally accepted accounting principles.

  As discussed in note 9 to the consolidated financial statements, FirstFed Financial Corp. and subsidiary adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, in 1992.

                                          KPMG Peat Marwick

January 27, 1994
Los Angeles, California

ITEM 9--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                    PART III

ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information regarding directors and executive officers appearing on pages 3 through 8 and on pages 11 and 12 of the Proxy Statement for the Annual Meeting of Stockholders dated April 20, 1994, and filed March 21, 1994 is incorporated herein by reference.

ITEM 11--EXECUTIVE COMPENSATION

  Information regarding executive compensation appearing on pages 7 through 8 of the Proxy Statement for the Annual Meeting of Stockholders dated April 20, 1994, and filed March 21, 1994 is incorporated herein by reference.

ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Information regarding security ownership of certain beneficial owners and management appears on pages 2 and 3 of the Proxy Statement for the Annual Meeting of Stockholders dated April 20, 1994, and filed March 21, 1994 is incorporated herein by reference.

ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  a. Certain Relationships: None.

  b. Information regarding certain related transactions appears on page 12 of the Proxy Statement for the Annual Meeting of Stockholders dated April 21, 1994, and filed March 21, 1994 is incorporated herein by reference.

                                    PART IV

ITEM 14--EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8K

  (a) 1. Financial Statements

  The financial statements included in this Report are listed under Item 8.

  2. Financial Statement Schedules

  Schedules have been omitted because they are not applicable or the required information is presented in the financial statements or notes thereto.

                    FIRSTFED FINANCIAL CORP. AND SUBSIDIARY

 EXHIBIT
 NUMBER
 -------
  (3.1)  Certificate of Incorporation filed as Exhibit (1) (a) to Form 8-A dated June 4,1987 and incorporated by reference.
  (4.1)  Instruments defining rights of security holders. Registrant agrees to file copies of its mortgage-backed bond indenture and collateral loan agreements upon request.
  (4.2)  Shareholders' Rights Agreement filed as Exhibit 1 to Form 8A, dated
          November 2, 1988 and incorporated by reference.
 (10.2)  1983 Stock Option and Stock Appreciation Rights Plan included as
          Exhibit A to the Company's Proxy Statement for the Annual Meeting of
          Shareholders, April 20, 1984 as amended on April 22, 1987 and incorporated by reference.
 (10.3)  Deferred compensation plan, filed as Exhibit 10.3 to Form 10-K for the fiscal year ended December 31, 1983 dated March 17, 1984 and incorporated by reference.
 (10.4)  Bonus Plan filed as Exhibit 10 (iii) (A) (2) to Form 10 dated November
          2, 1983, and incorporated by reference.
 (10.5)  Supplemental Executive Retirement Plan dated January 16, 1986 and filed as Exhibit 10.5 to Form 10-K for the fiscal year ended December
          31, 1992.
  (22.)  Registrant's sole subsidiary is First Federal Bank of California, fsb, a federal savings bank.
 (23.1)  Proxy Statement for Annual Meeting of Stockholders, April 20, 1994.

  The 1993 Annual Report to stockholders and exhibit 23.1 have already been furnished to each stockholder of record who is entitled to receive copies thereof. Copies of these items will be furnished without charge upon request in writing by any stockholder of record on March 3, 1994 and any beneficial owner of Company stock on such date who has not previously received such material and who so represents in good faith and in writing to:

                            Corporate Secretary
                            FirstFed Financial Corp.
                            401 Wilshire Boulevard
                            Santa Monica, California 90401

  Other exhibits will be supplied to any such stockholder at a charge equal to the Company's cost of copying, postage, and handling.

  (b) Reports on Form 8-K

  No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          FIRSTFED FINANCIAL CORP., a Delaware
                                          corporation

                                                 /s/ William S. Mortensen
                                          By: _______________________________
                                            William S. Mortensen, Chairman and
                                                  Chief Executive Officer

                                          Date: March 24, 1994

                               POWER OF ATTORNEY

  Each person whose signature appears below hereby authorizes William S. Mortensen and James P. Giraldin, and each of them or either of them, as attorney-in-fact to sign on his or her behalf as an individual and in every capacity stated below, and to file all amendments to the Registrant's Form 10-K, and the Registrant hereby confers like authority to sign and file in its behalf.

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 24th day of March, 1994.

              SIGNATURE                         TITLE

      /s/ William S. Mortensen          Chairman of the Board (Principal
- -------------------------------------    Executive Officer)
        William S. Mortensen

        /s/ James P. Giraldin           Executive Vice President (Principal
- -------------------------------------    Financial Officer)
          James P. Giraldin

        /s/ Michael R. Hilton           Senior Vice President and Controller
- -------------------------------------    (Principal Accounting Officer)
          Michael R. Hilton

     /s/ Samuel J. Crawford, Jr.        Director
- -------------------------------------
         Samuel J. Crawford

     /s/ Christopher M. Harding         Director
- -------------------------------------
       Christopher M. Harding

       /s/ Babette E. Heimbuch          Director
- -------------------------------------
         Babette E. Heimbuch

        /s/ James L. Hesburgh           Director
- -------------------------------------
          James L. Hesburgh

          /s/ June Lockhart             Director
- -------------------------------------
            June Lockhart

        /s/ Charles F. Smith            Director
- -------------------------------------
          Charles F. Smith

       /s/ Steven L. Soboroff           Director
- -------------------------------------
         Steven L. Soboroff

        /s/ John R. Woodhull            Director
- -------------------------------------
          John R. Woodhull