Form 10-Q
period 1994-03-31
FIRSTFED FINANCIAL CORP
filed 1994-05-13
CIK 810536

- - -----------------------------------------------------------------
- - -----------------------------------------------------------------

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                            FORM 10-Q

(Mark One)
[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF   THE
     SECURITIES EXCHANGE ACT OF 1934


          For the quarterly period ended         March 31, 1994
                                                 --------------
                               OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the Transition period from        N/A      to
                                        --------      -------

                        Commission File No. 1-9566

                         FIRSTFED FINANCIAL CORP.
       (Exact name of registrant as specified in its charter)

       Delaware                                  95-4087449
(State or other jurisdiction of               (I.R.S. Employer
 incorporation or organization)               Identification No.)

401 Wilshire Boulevard, Santa Monica, California  90401-1490
(Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code: (310)319-6000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

The number of shares of Registrant's $0.01 par value common stock outstanding as of May 1, 1994 was 10,533,186.

- - -----------------------------------------------------------------
- - -----------------------------------------------------------------

                         FIRSTFED FINANCIAL CORP.
                              AND SUBSIDIARY
                            INDEX TO FORM 10-Q


                                                             PAGE
PART I.   FINANCIAL INFORMATION

 Item 1. Financial Statements
          Consolidated Statements of Financial Condition-
          March 31, 1994 and December 31, 1993                3

          Consolidated Statements of Operations-Three
          Months Ended March 31, 1994 and 1993                4

          Consolidated Statements of Cash Flows-
          Three Months Ended March 31, 1994 and 1993          5

          Notes to Consolidated Financial Statements          6

 Item 2. Management's Discussion and Analysis of
         Financial Condition and Results of Operations        7



PART II.  OTHER INFORMATION

 Item 6. Exhibits and Reports on Form 8-K                     13

 SIGNATURES                                                   14



                         PART I - FINANCIAL STATEMENTS

Item 1.    Financial Statements

                           FIRSTFED FINANCIAL CORP.
                              AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                              (In Thousands)

                                      March 31,
                                       1994          December 31,
                                      (Unaudited)         1993
                                      -----------    ------------
ASSETS
Cash and cash equivalents             $   15,900     $   17,491
U.S. Government and other
 securities, at cost
 (market of $ 96,867 and $104,282)        98,371        103,836
Loans receivable                       2,718,425      2,692,036
Mortgage-backed securities
 (market of $679,929 and $715,726)       698,557        708,283
Loans held for sale
 (market of $22,840 and $24,030)          22,630         23,627
Accrued interest and dividends
 receivable                               21,065         21,018
Real estate                               31,177         27,249
Office properties and equipment, net       8,938          8,923
Investment in Federal Home Loan Bank
 Stock, at cost                           39,323         38,967
Other assets                              20,083         19,687
                                      ----------     ----------
                                      $3,674,469     $3,661,117
                                      ==========     ==========

LIABILITIES
Deposits                              $2,282,129     $2,305,480
Federal Home Loan Bank advances
 and other borrowings                  1,145,718      1,093,149
Income taxes payable                      16,592         16,366
Accrued expenses and other
 liabilities                              27,844         37,830
                                      ----------     ----------
                                       3,472,283      3,452,825
                                      ----------     ----------

CONTINGENT LIABILITIES
STOCKHOLDERS' EQUITY
Common stock, par value $.01
 per share; authorized
 25,000,000 shares; issued
 11,329,706 and 11,326,191
 shares, outstanding 10,533,186
 and 10,529,671 shares                       113            113
Additional capital                        27,315         27,279


Retained earnings -
 substantially restricted                187,535        193,650
Loan to employee stock ownership plan     (2,945)        (2,918)
Treasury stock, at cost, 796,520shares    (9,832)        (9,832)
                                      ----------     ----------
                                         202,186        208,292
                                      ----------     ----------
                                      $3,674,469     $3,661,117
                                      ==========     ==========

See accompanying notes to consolidated financial statements.

                             FIRSTFED FINANCIAL CORP.
                                AND SUBSIDIARY
                         CONSOLIDATED STATEMENTS OF
                                   OPERATIONS
                                   (Unaudited)
                            (Dollars in Thousands)

                                        Three Months Ended
                                        ------------------
                                              March 31,
                                              ---------
                                        1994           1993
                                        ----           ----
Interest Income:
   Interest on loans and mortgage-
    backed securities                   $  53,562      $  56,361
   Interest and dividends on
    investments                             2,163          1,886
                                         ---------     ---------
      Total interest income                55,725         58,247
                                         ---------     ---------
Interest expense:
   Interest on deposits                    20,274         19,168
   Interest on borrowings                  11,832         14,030
                                        ---------      ---------
     Total interest expense                32,106         33,198
                                        ---------      ---------
Net interest income                        23,619         25,049
Provision for loan losses                  24,670         44,123
                                        ---------      ---------
Net interest income (loss)
 after provision for losses               ( 1,051)       (19,074)
                                        ---------      ---------
Other income:
   Loan and other fees                      1,634          1,791
   Gain  on sale of  loans                    440            400
   Real estate operations, net                382            143
   Other operating income                     354            384
                                        ---------      ---------
      Total other income                    2,810          2,718
                                        ---------      ---------
Non-interest expense                       12,133         11,454
                                        ---------      ---------
Loss before income taxes                  (10,374)       (27,810)
Income tax benefit                         (4,259)       (11,408)
                                        ---------      ---------
Net loss                                $  (6,115)     $ (16,402)
                                        =========      =========
Loss per share                          $   (0.58)     $   (1.57)
                                        =========      =========

See accompanying notes to consolidated financial statements.

                        FIRSTFED FINANCIAL CORP.
                             AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited)
                             (In Thousands)

                                              Three Months Ended
                                               ------------------
                                                   March 31,
                                                  ---------
                                                1994           1993
                                                ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                          $  (6,115)   $  (16,402)
Adjustments to reconcile net loss to net
 cash provided by operating activities:
 Provision for loan losses                           24,670        44,123
 Amortization of fees and discounts                    (289)         (214)
 Net change to loans held for sale                    9,533          (210)
 Valuation adjustments on  real estate sold          (2,038)       (2,520)
 (Increase) decrease in interest and
  dividends receivable                                 (403)          660
 Decrease in negative amortization                      513         1,175
 Decrease in interest payable                        (5,356)       (1,374)
 Other                                               (1,319)        3,805
                                                  ---------    ----------
  Net cash provided by operating activities          19,196        29,043
                                                  ---------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:

Loans made to customers and principal
 collections of loans                               (62,492)      (80,221)
Loans repurchased                                    (2,908)      (24,239)
Proceeds from sales of real estate                   14,943        10,708
Purchase of  investment securities                   (2,247)      (22,337)

Proceeds from maturities of
 investment securities                                7,648         2,000
Other                                                    10        (1,257)
                                                  ---------    ----------
  Net cash used by operating activities             (45,046)     (115,346)
                                                  ---------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

Net increase (decrease) in savings deposits         (23,351)       16,445
Net increase in short term borrowings                52,569       183,670
Net decrease in long term  borrowings                  -          (40,000)
Other                                                (4,959)       (1,797)
                                                  ---------    ----------
  Net cash provided by financing activities          24,259       158,318
                                                  ---------    ----------

Net increase (decrease) in cash and cash
 equivalents                                         (1,591)       72,015
Cash and cash equivalents at beginning
 of quarter                                          17,491        23,985
                                                  ---------    ----------
Cash and cash equivalents at end of quarter       $  15,900    $   96,000
                                                  =========    ==========

See accompanying notes to consolidated financial statements.

                         FIRSTFED FINANCIAL CORP.
                              AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The unaudited financial statements included herein have been prepared by the Registrant pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Registrant, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the periods covered have been made. Certain information and note disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures are adequate to make the information presented not misleading.

   It is suggested that these condensed financial statements be read in conjunction With the financial statements and the notes thereto included in the Registrant's latest annual report on Form 10-K. The results for the periods covered hereby are not necessarily indicative of the operating results for a full year.


2. Earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding for the period plus the effect of dilutive stock options. Weighted average shares outstanding for the primary earnings per share calculation were 10,531,702 for the three months ended March 31, 1994 and 10,417,143 for the three months ended March 31, 1993.


3. For purposes of reporting cash flows on the "Consolidated
   Statement of Cash Flows", cash and cash equivalents include cash, overnight investments and securities purchased under agreements to resell.

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations


                           Financial Condition

At March 31, 1994, FirstFed Financial Corp. (the "Company"), holding company for First Federal Bank of California and its subsidiaries (the "Bank"), had consolidated assets totaling $3.7 billion, consistent with the level at December 31, 1993 and slightly higher than $3.6 billion at March 31, 1993.

The Southern California area experienced a substantial earthquake on January 17, 1994. Of the Bank's $3.8 billion in loans and loans sold with recourse, $1.1 billion were collateralized by properties in areas directly affected by the earthquake. The Bank is still in the process of determining the extent of possible losses resulting from the earthquake and should know more about the extent of these possible losses by the end of the second quarter. The process for owners to obtain property inspections, receive estimates of repair, and decide on a course of action can take several months. Also, some borrowers may have alternative sources of funds or other remedies available to help offset potential loss exposure to the Bank.

Multi-family and commercial properties above certain dollar amounts and located in earthquake-impacted areas have been or are being inspected. Inspections to date show that 56 properties representing $35 million in loans have sustained significant cosmetic damage, and 62 properties on loans totaling $39 million have sustained significant structural damage.

As of March 31, 1994, the Bank, for earthquake-related reasons, had modified 147 multi-family loans totaling $108 million, 136 single family loans totaling $28 million, and 11 commercial loans totaling $9 million. A typical earthquake-related modification involves the deferral of payments for three months.

The Bank's portfolio of loans, including mortgage-backed securities, was comparable to the December 31, 1993 level and 4% greater than at March 31, 1993. Loan originations during the first quarter of 1994 were $155 million, a 17% decrease from the first quarter of 1993 and a 25% decrease from the fourth quarter of 1993. The earthquake and weak real estate market in Southern California have contributed to a drop in real estate activity and, therefore, the demand for loans. Also, the increasing interest rate trend adversely impacted refinance activity during the first quarter.

The Bank continues to focus on the origination and retention of adjustable rate mortgages for its own portfolio. In this quarter, 83% of the new loan volume was originated for the Bank's portfolio and the remainder was originated for sale under the Bank's new mortgage banking program. At March 31, 1994, the percentage of adjustable rate mortgages in the Bank's loan portfolio was 98.6%.

The one year GAP ratio (the difference between rate-sensitive assets and liabilities repricing in one year or less as a percentage of total assets) was a positive $524 million or 14.3% of total assets at March 31, 1994. In comparison, the one year GAP ratio was a positive $458 million or 12.8% of total assets as of March 31, 1993 and a positive $542 million or 14.8% of total assets at December 31, 1993. Since the majority of the Bank's loans are monthly adjustable loans, the Bank's one year GAP position varies based primarily on the remaining terms of its savings and borrowings. The longer the borrowing term, the more positive the one year GAP. A positive GAP normally benefits a financial institution in times of increasing interest rates. However, due to the three month time lag before changes in the Bank's cost of funds can be passed on to its loan customers, the Bank's net interest income initially decreases when interest rates increase.

Deposits grew by 14% at March 31, 1994 compared to the level one year ago due to $113 million in deposits acquired from the Resolution Trust Corporation in December of 1993. Deposits decreased by $23 million from the December 31, 1993 level due to deposit outflows when interest rates on the acquired deposits were modified to market rates.

The Bank's regulatory risk-based capital ratio was 9.9% of risk-weighted assets as of March 31, 1994 and its core and tangible capital ratios were both 5.3% of total assets. Capital ratios mandated by the Bank's primary regulator, the Office of Thrift Supervision ("OTS"), at March 31, 1994 were a risk-based capital ratio of 8% of risk-weighted assets, a core capital ratio of 3% of total assets and a tangible capital ratio of 1.5% of total assets.

A regulation adding an interest rate risk component to the risk-based capital requirement was finalized by the OTS in September of 1993. The regulation, which became effective January 1, 1994, requires a financial institution to hold additional capital to the extent that its net portfolio value deteriorates greater than 2%, based on a 200 basis point increase or decrease in interest rates. The amount of additional capital required to be held is equal to one-half the difference between an institution's measured exposure to interest rate risk and a "normal" level of exposure to interest rate risk. A normal level of interest rate risk is defined as two percent of the estimated economic value of an institution's assets. The initial calculation of the new interest rate risk requirement will be made as of July 1, 1994, based on data as of December 31, 1993. It is not expected that the Bank will be required to hold additional capital as a result of this new regulation.



                          Results of Operations

The Company reported a consolidated net loss of $6.1 million or $0.58 per share of common stock during the first quarter of 1994 compared to a net loss of $16.4 million or $1.57 per share for the first quarter of 1993 and net earnings of $2.4 million or $0.23 per share for the fourth quarter of 1993. The net loss during the first quarter of 1994 was due to provisions for loan losses totaling $24.7 million. The provisions resulted primarily from write-downs taken on multi-family loans.

Multi-family loans have been particularly affected by the economic recession in Southern California and comprise 38% of the Bank's loan portfolio. Multi-family property values have been reduced by decreased rental income resulting from increased vacancies and a general lowering of market rents. Upon foreclosure, or when a loan becomes seriously delinquent, the properties securitizing the loans are recorded at fair value less
the estimated costs to sell.   As a result of the decrease
in multi-family property values, larger writedowns on non-performing multi-family loans and multi-family properties acquired by foreclosure were required.

Listed below is a summary of the activity in general loan loss allowances applicable to the Bank's portfolio of loans with loss exposure during the periods indicated (in thousands):



                                   Three Months ended March 31,
                                   ----------------------------
                                       1994         1993
                                       ----         ----
Beginning balance                  $ 46,900       $ 27,854
Provision for loan losses            24,670         44,124
Charge-offs, net of recoveries      (24,670)       (12,460)
                                   --------       --------
Ending balance                     $ 46,900       $ 59,518
                                   ========       ========


As a result of charge-offs taken in the first quarter, the Bank recorded a $24.7 million loan loss provision during the quarter to maintain general loss allowances at desired levels as of March
31, 1994.   The ratio of general loss allowances to loans with
loss exposure was 1.48% at the end of the first quarter of 1994, consistent with the ratio as of December 31, 1993. The $44.1 million provision for losses in the first quarter of 1993 was recorded to increase the overall level of general loan loss allowances to loans with loss exposure at that time. Included in the $24.7 million provision for loan losses during the first quarter of 1994 was $7.5 million provided for properties damaged by the earthquake on January 17, 1994.

Non-interest expense increased 6% during the first quarter of 1994 compared to the first quarter of 1993 due to normal salary adjustments, inflation and one savings branch added since last year. Expenses increased 13% compared to the fourth quarter of 1993 due to lower expenses recorded in the fourth quarter for annual discretionary compensation expenses due to reduced earnings.

Real estate operations resulted in a net gain of $382 thousand in the first quarter of 1994, a net gain of $143 thousand in the first quarter of 1993, and a net gain of $20 thousand in the fourth quarter of 1993. The gains resulted primarily from excess valuation allowances recovered upon the sale of foreclosed properties. Gains from real estate operations increased in 1994 due to an increase in the percentage of appraised value recovered upon the sale of foreclosed properties. Also, net operating expenses on foreclosed properties decreased in the first quarter of 1994 compared to the 1993 periods.

Net interest income was $24 million for the first quarter of 1994, 6% less than the first quarter of 1993 and 3% greater than the fourth quarter of 1993. Due to Federal Reserve actions, interest rates started to increase in the first quarter of 1994. During periods of increasing interest rates, the Bank's net interest income initially decreases due to upward pressure on savings and borrowing costs while the loan portfolio yield continues to decline. The increase in net interest income compared to the fourth quarter of 1993 was the result of growth in average interest-earning assets which offset lower interest rate margins.

The following table sets forth: (i) the average dollar amounts of and average yields earned on loans, mortgage-backed securities and investment securities,(ii) the average dollar amounts of and average rates paid on savings and borrowings,(iii) the average dollar differences, (iv) the interest rate spreads, and (v) the effective net spreads during the periods indicated.



                              During the Three Months Ended March 31, (1)
                              --------------------------------------------
                                      1994                      1993
                              --------------------     -------------------
                                          (Dollars in Thousands)
Average dollar amount of and
 average yield earned on:
Loans and mortgage-backed
 securities                        $3,433,733  6.24%   $3,266,187  6.90%
  Investment securities (2)           137,432  4.77       129,978  4.47
                                   ----------          ----------
   Interest-earning assets          3,571,165  6.18     3,396,165  6.81

Average dollar amount of and
 average rate paid on:
  Savings deposits                  2,293,140  3.59     1,979,918  3.93
 Borrowings                         1,175,657  4.06     1,336,135  4.25

                                    ----------          ----------
   Interest-bearing liabilities     3,468,797  3.75     3,316,053  4.06

Average dollar difference between
 interest-earning assets and       ----------          ----------
 interest-bearing liabilities      $  102,368             $80,112

                                   ==========          ==========
                                               ----                ----
Interest rate margin                           2.43%               2.75%
                                               ====                ====

Effective net margin (3)                       2.54%               2.85%
                                               ====                ====

- - ---------------------------------

[FN]
(1) Average balances and weighted average rates for the period are computed based on daily balances.
(2) Does not include Federal Home Loan Bank stock.
(3) The effective net margin is a fraction, the denominator of which is the average dollar amount of interest-earning assets, and the numerator of which is net interest income (excluding stock dividends and miscellaneous interest income).



               Non-accrual, Past Due and Restructured Loans

The Bank accrues interest earned but uncollected for every loan without regard to its contractual delinquency status but establishes a specific interest reserve for each loan which becomes 90 days or more past due or in foreclosure. Loans on which delinquent interest reserves had been established totaled $107 million at March 31, 1994 compared to $66 million at December 31, 1993 and $57 million at March 31, 1993. The additional amount of interest that would have been earned had there been no loans 90 days or more delinquent or in foreclosure at March 31, 1994 was $5.8 million which was comparable to the amounts at December 31, 1993 and March 31, 1993.


                          Non-performing Assets

The Bank defines non-performing assets as loans delinquent over 90 days (non-accrual loans), loans in foreclosure, real estate acquired in settlement of loans and other loans whose collectibility is questionable.

An analysis of non-performing assets as of March 31, 1994 and December 31, 1993 follows:


                                   March 31,      December 31,
                                     1994            1993
                                   --------       ------------
                                   (Dollars in Thousands)

Foreclosed real estate owned:
 Single family                     $ 11,984       $ 10,432
 Multi-family                        17,856         15,622
 Commercial real estate                 485            328
   Other                                476            483
                                   --------       --------
    Total foreclosed real
     estate owned                    30,801         26,865

Delinquent loans over 90
 days past due:
 Single family                       23,542         25,317
 Multi-family                        69,705         70,207
 Commercial real estate              13,298         10,307
 Other                                  364            245
 Specific valuation allowances      (25,579)       (14,732)
                                  ---------       --------
    Total delinquent loans           81,330         91,344
                                   --------       --------
Total non-performing assets        $112,131       $118,209
                                   ========       ========


Ratio of general loan loss
 allowance to total
 non-performing assets                 41.8%          20.7%
                                       ====           ====


Total non-performing assets were 3.05% of total assets at March
31, 1994 compared with 3.23% of total assets at December 31, 1993 and 3.72% of total assets at March 31, 1993.

Real estate owned by the Bank increased 18% from the level one year ago and 15% from the level at December 31, 1993. The amount of real estate owned by the Bank varies depending on foreclosure activity and the Bank's ability to sell the foreclosed properties. Both single family and multi-family foreclosures have increased in the current economic environment due to recessionary factors such as layoffs, reduced incomes and declining real estate values. Multi-family property values have also been affected by increased vacancy rates and lower rents collected. Management remains committed to selling foreclosed properties as quickly as possible. Sales of foreclosed real estate totaled $18.8 million for the first quarter of 1994 compared to $12.4 million for the first quarter of 1993 and $35.7 million for the fourth quarter of 1993.

Non-accrual loans at March 31, 1994 decreased 25% from the level one year ago and 11% from the level at December 31, 1993. The decrease in non-accrual loans resulted from specific valuation allowances to record non-performing loans at the fair value of the underlying properties less the estimated costs of selling the properties.

The Bank's non-performing assets may increase further depending on the length and severity of the economic recession and the impact of the earthquake on the real estate market in Southern
California.


                            Sources of Funds

External sources of funds include savings deposits, advances from the Federal Home Loan Bank of San Francisco ("FHLB") and securitized borrowings. For purposes of funding asset growth, the source or sources of funds with the lowest cost for the desired term are selected.

Savings deposits are accepted from several sources: retail savings branches, the telemarketing department, and national deposit brokers. Not considering $16 million in interest credited during the first quarter of 1994, total savings decreased by $39 million.

Retail deposits decreased by 18 million during the first quarter of 1994 due to a $23 million outflow of deposits acquired from the Resolution Trust Corporation in December of 1993. Retail deposits comprised 65% of total deposits at the end of the first quarter.

Telemarketing deposits increased by $27 million during the first quarter of 1994. These deposits, which are normally large deposits from pension plans and other managed trusts, comprised
14% of total deposits at the end of the first quarter.

Deposits acquired from national brokerage firms decreased by $44 million during the first quarter of 1994. These deposits, which comprised 21% of total deposits at the end of the first quarter, are accepted pursuant to a waiver from the Federal Deposit
Insurance Corporation.

Total borrowing increased by $53 million during the first quarter of 1994 due primarily to a $51 million increase in borrowings under reverse repurchase agreements. Borrowings under reverse repurchase agreements, which are often the most cost effective for the Bank, vary depending on the amount of collateral available. Advances from the Federal Home Loan Bank Board remained at $515 million during the first quarter of 1994.

Internal sources of funds are principal payments on loans, payoffs of loans and positive cash flows from operations.

Principal payments include both amortization and prepayments and are a function of real estate activity and general levels of interest rates. Total principal payments were $74 million during the first quarter, down from $102 million during the comparable period of last year. Due to increasing interest rates during the first quarter of 1994, loan prepayments decreased due to a drop in refinance activity compared to the prior year.

                       PART II  -  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K (Unaudited)


a) Exhibits

   1) Computation of earnings per share. Part I hereof is hereby incorporated herein by reference.

   2) Report furnished to security holders. The first quarter report to shareholders for the period ending March 31, 1994. Pages 15 to 20.


b) Reports on Form 8-K

   No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 1994.

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 FIRSTFED FINANCIAL CORP.
                                       (Registrant)


                                 Date:  May 12, 1994



                                 By /s/WILLIAM MORTENSEN
                                    --------------------
                                    William S. Mortensen
                                    Chairman of the Board
                                     and Chief Executive Officer


                                 By /s/ JAMES GIRALDIN
                                    ------------------
                                    James P. Giraldin
                                    Executive Vice President
                                     and Chief Financial Officer

                         FIRSTFED FINANCIAL CORP.
                             AND SUBSIDIARY


                  FIRST QUARTER REPORT TO STOCKHOLDERS
                   FOR THE PERIOD ENDED MARCH 31, 1994

                FIRSTFED FINANCIAL CORP. AND SUBSIDIARY
                        FINANCIAL HIGHLIGHTS




                                        Quarter Ended
                                       --------------
                                    March 31,     March 31,
                                      1994           1993
                                    ---------     ---------
                                     (Dollars in Thousands,
                                        Except Per Share)
At, Or For The Three Months Ended
Net Loss                            $   (6,115)   $  (16,402)
Net Loss Per Share                  $    (0.58)   $    (1.57)
  Common Shares Outstanding         10,533,186    10,432,882
  Weighted Average Shares for
    Earnings Per Share
    Calculation                     10,531,702    10,417,143
  Book Value Per
    Common Share                    $    19.20    $    18.33
Total Loan Volume                   $  154,703    $  186,455
Total Assets                        $3,674,469    $3,591,073
Total Loans                         $3,439,612    $3,314,880
Total Deposits                      $2,282,129    $1,999,190
Total Borrowings                    $1,145,718    $1,339,911
Net Worth                           $  202,186    $  191,214
Net Interest Income                 $   23,619    $   25,049
Interest Rate Spread During
  the Period                              2.43%         2.75%
Net Worth to Assets Ratio                 5.50%         5.32%
Tangible Capital Ratio                    5.32%         5.18%
Core Capital Ratio                        5.32%         5.18%
Risk-Based Capital Ratio                  9.94%         9.26%
Return on Average Assets                 (0.67%)       (1.86%)
Return on Average Equity                (11.92%)      (32.91%)
Expense Ratio as a % of
 Average Assets                           1.32%         1.30%
Non-performing Assets to
 Total Assets Ratio                       3.05%         3.72%
Adjustable Loans as a % of
 Total Loans                             98.60%        97.80%


                   FIRSTFED FINANCIAL CORP. AND SUBSIDIARY
                         MESSAGE TO STOCKHOLDERS




Dear Stockholder:

The Los Angeles Business Journal recently ran a feature story on the situation in Southern California as it affected First Federal Bank. In that story, a leading financial analyst was quoted, saying, "They have been hit by riots, fires, and the earthquake... it's like reading the Book of Job." Truer words were never spoken. The Bank incurred a first quarter loss of $6.1 million based on despair generated among property owners, the general economic conditions and specific earthquake damage to mortgaged properties. At year end 1993 it began to appear that the real estate delinquency problems were improving. Then the January 17th earthquake hit the San Fernando Valley and Western portions of Los Angeles. The earthquake presents special problems for First Federal since a significant portion of our loans are located in these areas. As we fully assess the impact of the earthquake on the general Southern California economy, we expect to see further charge-offs adversely affecting second quarter earnings.

The bank's core earnings remain strong. That's good news. Although the interest rate spread is somewhat below last year's spread based on changes in money market rates, core earnings for the first quarter totaled $14.3 million. At the same time, the bank's expense-to-assets ratio continues to be well below that of virtually all of our major thrift competitors. In the long run, our ability to be both a strong marketing company and a low cost producer positions First Federal very favorably in the competitive financial environment we face.

Another favorable factor is that over 98% of our loans have adjustable interest rate provisions. Thus, while there may be some initial downward pressure on our net interest income because of rising interest rates, our loan portfolio will eventually adjust to any upward swing in future money market rates.

Looking to the remainder of 1994, we face several major challenges. First, we must further expand our efforts in loan originations. The first steps in that process were taken late in 1993 with the introduction of programs which enable us to offer our customers both mortgage banking and portfolio products.
Also, market conditions now appear more favorable for the adjustable rate loans which have been traditionally strong for our company.

Our program of selling foreclosed properties quickly and at or near the appraised value must continue. During the first quarter of 1994, properties in excess of $18.8 million were sold at an average price which was 99% of the appraised value. If the real estate market in Southern California improves somewhat in subsequent months, benefits could accrue to the bank with even quicker real estate sales and greater yields.

Other areas of the country with much less to offer than Southern California have demonstrated their ability to recover from economic troubles. It was not long ago that such cities as Denver, Phoenix, Dallas and Houston were considered places to avoid. Today they are considered the places to be. Southern California has the resources and the diversity to fully recover from this recession. We believe it is only a question of time.



William S. Mortensen
Chairman and CEO



Babette E. Heimbuch
President and COO

                          FIRSTFED FINANCIAL CORP.
                              AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                              (In Thousands)

                                      March 31,
                                       1994          December 31,
                                      (Unaudited)         1993
                                     -----------     -----------
ASSETS
Cash and cash equivalents             $   15,900     $   17,491
U.S. Government and other
 securities, at cost
 (market of $ 96,867 and $104,282)        98,371        103,836
Loans receivable                       2,718,425      2,692,036
Mortgage-backed securities
 (market of $679,929 and $715,726)       698,557        708,283
Loans held for sale
 (market of $22,840 and $24,030)          22,630         23,627
Accrued interest and dividends
 receivable                               21,065         21,018
Real estate                               31,177         27,249
Office properties and equipment, net       8,938          8,923
Investment in Federal Home Loan Bank
 Stock, at cost                           39,323         38,967
Other assets                              20,083         19,687
                                      ----------     ----------
                                      $3,674,469     $3,661,117
                                      ==========     ==========

LIABILITIES
Deposits                              $2,282,129     $2,305,480
Federal Home Loan Bank advances
 and other borrowings                  1,145,718      1,093,149
Income taxes payable                      16,592         16,366
Accrued expenses and other
 liabilities                              27,844         37,830
                                      ----------     ----------
                                       3,472,283      3,452,825
                                      ----------     ----------

CONTINGENT LIABILITIES
STOCKHOLDERS' EQUITY
Common stock, par value $.01
 per share; authorized
 25,000,000 shares; issued
 11,329,706 and 11,326,191
 shares, outstanding 10,533,186
 and 10,529,671 shares                       113            113
Additional capital                        27,315         27,279

Retained earnings -
 substantially restricted                187,535        193,650
Loan to employee stock ownership plan     (2,945)        (2,918)
Treasury stock, at cost, 796,520shares    (9,832)        (9,832)
                                      ----------     ----------
                                         202,186        208,292
                                      ----------     ----------
                                      $3,674,469     $3,661,117
                                      ==========     ==========


                            FIRSTFED FINANCIAL CORP.
                                AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                             (Dollars in Thousands)

                                        Three Months Ended
                                        ------------------
                                             March 31,
                                             ---------
                                        1994           1993
                                        ----           ----
Interest Income:
   Interest on loans and mortgage-
    backed securities                   $  53,562      $  56,361
   Interest and dividends on
    investments                             2,163          1,886
                                        ---------      ---------
      Total interest income                55,725         58,247
                                        ---------      ---------
Interest expense:
   Interest on deposits                    20,274         19,168
   Interest on borrowings                  11,832         14,030
                                        ---------      ---------
     Total interest expense                32,106         33,198
                                        ---------      ---------
Net interest income                        23,619         25,049
Provision for loan losses                  24,670         44,123
                                        ---------      ---------
Net interest income (loss)
 after provision for losses               ( 1,051)       (19,074)
                                        ---------      ---------
Other income:
   Loan and other fees                      1,634          1,791
   Gain  on sale of  loans                    440            400
   Real estate operations, net                382            143
   Other operating income                     354            384
                                        ---------      ---------
      Total other income                    2,810          2,718
                                        ---------      ---------
Non-interest expense                       12,133         11,454
                                        ---------      ---------
Loss before income taxes                  (10,374)       (27,810)
Income tax benefit                         (4,259)       (11,408)
                                        ---------      ---------
Net loss                                $  (6,115)     $ (16,402)
                                        =========      =========
Loss per share                          $   (0.58)     $   (1.57)
                                        =========      =========
