Form 10-K/A
period 1993-12-31
FIRSTFED FINANCIAL CORP
filed 1994-07-18
CIK 810536

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
(MARK ONE)
[X]

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

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

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

- - --------
(1) Monthly average basis.

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

                                                    FOR THE YEAR ENDED
                                                     DECEMBER 31, 1993
                                            -----------------------------------
                                             AVERAGE                  INTEREST
                                              DOLLAR   YIELDS EARNED INCOME OR
                                            AMOUNT(1)  OR RATES PAID EXPENSE(2)
                                            ---------- ------------- ----------
                                                  (DOLLARS IN THOUSANDS)

Loans and mortgage-backed securities....... $3,331,352     6.64%      $221,178
Investment securities......................    134,986     4.70          6,343
                                            ----------                --------
Interest-earning assets....................  3,466,338     6.56        227,521
Savings deposits...........................  2,065,867     3.76         77,767
Borrowings.................................  1,309,658     4.09         53,558
                                            ----------                --------
Interest-bearing liabilities...............  3,375,525     3.89        131,325
                                            ----------
Excess of interest-earning assets over in-  $   90,813
 terest-bearing liabilities................ ==========                --------
Net Interest Income........................                           $ 96,196
                                                                      ========
Interest Rate Spread.......................                2.67
Effective Net Spread.......................                2.77

- - --------
(1) Non-accrual loans were included in the average dollar amount of loans outstanding but no income was recognized during the period that the loan was on non-accrual status.
(2) Dividends on Federal Home Loan Bank stock and miscellaneous interest income were not considered in this analysis.

                                                    FOR THE YEAR ENDED
                                                     DECEMBER 31, 1992
                                            -----------------------------------
                                             AVERAGE                  INTEREST
                                              DOLLAR   YIELDS EARNED INCOME OR
                                            AMOUNT(1)  OR RATES PAID EXPENSE(2)
                                            ---------  ------------- ----------
                                                  (DOLLARS IN THOUSANDS)

Loans and mortgage-backed securities....... $3,144,596     7.92%      $248,964
Investment securities......................    123,481     4.24          5,238
                                            ----------                --------
Interest-earning assets....................  3,268,077     7.78        254,202
Savings deposits...........................  1,884,436     4.66         87,841
Borrowings.................................  1,241,011     5.10         63,230
                                            ----------                --------
Interest-bearing liabilities...............  3,125,447     4.83        151,071
                                            ----------
Excess of interest-earning assets over in-  $  142,630
 terest-bearing liabilities................ ==========                --------
Net Interest Income........................                           $103,131
                                                                      ========
Interest Rate Spread.......................                2.95
Effective Net Spread.......................                3.16

- - --------
(1) Non-accrual loans were included in the average dollar amount of loans outstanding but no income was recognized during the period that the loan was on non-accrual status.
(2) Dividends on Federal Home Loan Bank stock and miscellaneous interest income were not considered in this analysis.

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

- - --------
(1) Non-accrual loans were included in the average dollar amount of loans outstanding but no income was recognized during the period that the loan was on non-accrual status.
(2) Dividends on Federal Home Loan Bank stock and miscellaneous interest income were not considered in this analysis.

  The tables above reflect the decreasing trend in interest rates over the past three years. The Bank's adjustable rate loan portfolio is based primarily on changes in the Federal Home Loan Bank's Eleventh District Cost of Funds Index ("Index"). Changes in the Index closely parallel changes in the Bank's cost of funds. Therefore, the yield on the loan portfolio has decreased along with the cost of deposits and borrowings over the years. As previously mentioned, in a decreasing rate environment, the cost of the Bank's deposits and borrowings typically decrease faster than the yield on loans and investments. However, increased non-performing assets had a negative impact on the loan portfolio yield over the last three years. The effect was more pronounced in 1993 when the interest rate margin fell to 2.67% from 2.95% in 1992 due to a 31% increase in non-performing assets.

  Non-performing assets also caused the excess of average interest-earning assets over interest-bearing liabilities to decrease to $91 million in 1993 from $143 million in 1992 and $147 million in 1991. A reduction in the excess of average interest-earning assets over interest-bearing liabilities has a negative impact on the dollar amount of net interest income earned by the Bank.

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

                                                     YEAR ENDED DECEMBER 31,
                                                    --------------------------
                                                        1993 VERSUS 1992
                                                    --------------------------
                                                         CHANGES DUE TO
                                                    --------------------------
                                                    VOLUME    RATE     TOTAL
                                                    ------    ----     -----
                                                         (IN THOUSANDS)

Interest Income:
  Loans............................................ $14,144 $(41,930) $(27,786)
  Investments......................................     513      592     1,105
                                                    ------- --------  --------
    Total interest income..........................  14,657  (41,338)  (26,681)
Interest Expense:
  Deposits.........................................   7,914  (17,988)  (10,074)
  Borrowings.......................................   3,346  (13,018)   (9,672)
                                                    ------- --------  --------
    Total interest expense.........................  11,260  (31,006)  (19,746)
                                                    ------- --------  --------
      Net interest income (expense)................ $ 3,397 $(10,332) $ (6,935)
                                                    ======= ========  ========


                                                     YEAR ENDED DECEMBER 31,
                                                    --------------------------
                                                        1992 VERSUS 1991
                                                    --------------------------
                                                         CHANGES DUE TO
                                                    --------------------------
                                                    VOLUME    RATE     TOTAL
                                                    ------    ----     -----
                                                         (IN THOUSANDS)

Interest Income:
  Loans............................................ $23,675 $(62,620) $(38,945)
  Investments......................................     977   (2,088)   (1,111)
                                                    ------- --------  --------
    Total interest income..........................  24,652  (64,708)  (40,056)
Interest Expense:
  Deposits.........................................   9,864  (37,682)  (27,818)
  Borrowings.......................................   7,697  (23,944)  (16,247)
                                                    ------- --------  --------
    Total interest expense.........................  17,561  (61,626)  (44,065)
                                                    ------- --------  --------
      Net interest income (expense)................ $ 7,091 $ (3,082) $  4,009
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
                                                      ======= ========  =======

- - --------
Note: Changes in rate/volume (change in rate multiplied by the change in average volume) have been allocated to the change in rate or the change in volume based upon the respective percentages of the combined totals. Dividends on Federal Home Loan Bank Stock and miscellaneous interest income were not considered in this analysis.

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

  The Bank serviced $787 million in loans for other investors as of December 31, 1993. $318 million of these loans were sold under recourse arrangements. Due to regulatory requirements, the Bank maintains capital for loans sold with recourse as if those loans had not been sold. The Bank had been active in these types of transactions in the past, but has not entered into any new recourse arrangements since 1989 when the new regulations took effect. Loans sold with recourse are considered along with the Bank's own loans in determining the adequacy of general loan valuation allowances. The principal balance of loans sold with recourse decreased from $405 million at the end of 1992 and $448 million at the end of 1991 due to loan payoffs and foreclosures.

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

                             LOAN MATURITY ANALYSIS

CAPTION>
                                            MATURITY PERIOD
                          ------------------------------------------------------
                                             >1 YEAR
                            TOTAL    1 YEAR   TO 5    >5-10   >10-20   OVER 20
                           BALANCE   OR LESS  YEARS   YEARS   YEARS     YEARS
                          ---------- ------- ------- ------- -------- ----------
                                          (DOLLARS IN THOUSANDS)
Interest rate sensitive
 loans:
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
                         ========  ===  =======  ===  =======  ===  =======  ===  ======  ===

  The additional amount of interest that would have been reported had there been no loans 90 days or more contractually delinquent would have been $6 million, $4 million, $3 million, $1 million and $437 thousand at December 31, 1993, 1992, 1991, 1990 and 1989, respectively.

  For a discussion of non-performing assets, see Management's Discussion and Analysis of Financial Condition and Results of Operations.

  The Bank has debt restructurings which result from temporary modifications of principal and interest payments. Under these arrangements, loan terms are typically reduced to no less than a monthly interest payment required under the note. Any loss of revenues under the modified terms would be immaterial to the Bank. If the borrower is unable to return to scheduled principal and interest payments at the end of the modification period, foreclosure procedures are initiated. As of December 31, 1993, the Bank had modified loans totaling $66.2 million. The Bank had established loan loss allowances of $4.1 million for these loans. No modified loans were 90 days or more deliquent as of December 31, 1993.

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
   Loans............................................................ $2,052,370
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

                                 % OF          % OF          % OF          % OF
                          1990   TOTAL  1991   TOTAL  1992   TOTAL  1993   TOTAL
                         ------- ----- ------- ----- ------- ----- ------- -----
                                      (DOLLARS IN THOUSANDS)
Real Estate Loans:
  Single Family......... $ 2,905   26% $ 4,084   29% $ 3,935   14% $ 6,607   14%
  Multi-Family..........   6,093   55    7,581   54   20,708   75   37,691   81
  Commercial and Indus-
   trial................   2,066   18    2,194   16    3,154   11    2,551    5
Non Real Estate Loans...     117    1       78    1       57   --       51   --
                         -------  ---  -------  ---  -------  ---  -------  ---
  Total................. $11,181  100% $13,937  100% $27,854  100% $46,900  100%
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

Variable rate non-term
 accounts:
  Money market deposit
   accounts (weighted
   average rate 2.40%,
   2.75% and 4.08%).....  $  196,467     9%  $  186,721     9%  $  144,440     8%
  Interest-bearing
   checking accounts
   (weighted average
   rate 2.18%, 2.39% and
   3.85%)...............     148,460     6      127,985     7       72,846     4
  Passbook accounts
   (2.29%, 2.64% and
   4.25%)...............     118,455     5      106,247     5       61,700     4
  Non-interest bearing
   checking
   accounts.............      44,868     2       33,177     2       16,070     1
                          ----------  ----   ----------  ----   ----------  ----
                             508,250    22      454,130    23      295,056    17
  Fixed term rate cer-
   tificate accounts:
  Under six month term
   (weighted average
   rate of 2.77%, 3.20%
   and 5.23%)...........      69,132     3      117,954     6      120,841     7
  Six month term
   (weighted average
   rate of 3.13%, 3.50%
   and 5.68%)...........     299,368    13      230,489    12      123,040     7
  Nine month term
   (weighted average of
   3.36%, 3.77% and
   6.45%)...............     200,269     9       45,852     2      118,249     7
  One year to 18 month
   term (weighted aver-
   age rate of 3.67%,
   4.14% and 6.39%).....     474,853    20      333,798    17      308,945    18
  Two year or 30 month
   term (weighted aver-
   age rate of 4.67%,
   6.16% and 7.13%).....     148,993     7      186,473     9      107,866     6
  Over 30 month term
   (weighted average
   rate of 5.80%, 6.56%
   and 7.77%)...........     307,513    13      141,713     7       68,152     4
  Discounted accounts
   (weighted average
   rate of 7.50%).......         --    --           --    --            34   --
  Negotiable certifi-
   cates of $100,000 and
   greater, 30 day to
   one year terms
   (weighted average
   rate of 3.43%, 3.82%
   and 5.84%)...........     297,102    13      472,336    24      597,920    34
                           1,797,230    78    1,528,615    77    1,445,047    83
                          ----------  ----   ----------  ----   ----------  ----
  Total deposits
   (weighted average
   rate of 3.60%, 3.97%
   and 5.74%)...........  $2,305,480   100%  $1,982,745   100%  $1,740,103   100%
                          ==========  ====   ==========  ====   ==========  ====


                                        DURING THE YEAR DECEMBER 31,
                          --------------------------------------------------------
                                 1993               1992               1991
                          ------------------ ------------------ ------------------
                           AVERAGE   AVERAGE  AVERAGE   AVERAGE  AVERAGE   AVERAGE
                           BALANCE    RATE    BALANCE    RATE    BALANCE    RATE
                          ---------- ------- ---------- ------- ---------- -------
                                           (DOLLARS IN THOUSANDS)
Passbook Accounts.......  $  105,780  2.25%  $   85,202  3.32%  $   67,412  4.92%
Money Market Deposit
 Accounts...............     191,023  2.34      142,627  3.43       61,302  5.14
Interest-bearing Check-
 ing Accounts...........     178,640  1.73      152,200  2.30      131,241  3.34
Fixed term Certificate
 Accounts...............   1,590,424  4.25    1,504,407  5.09    1,466,104  7.15
                          ----------  ----   ----------  ----   ----------  ----
                          $2,065,867  3.76%  $1,884,436  4.66%  $1,726,059  6.70%
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

                                                MAXIMUM
                                               MONTH-END
                                              OUTSTANDING
                             END OF PERIOD      BALANCE   AVERAGE FOR PERIOD
                            ----------------  DURING THE  --------------------
                            OUTSTANDING RATE    PERIOD    OUTSTANDING  RATE
                            ----------- ----  ----------- ------------ -------
                                        (DOLLARS IN THOUSANDS)

1993
Short term variable rate
 credit advances...........  $ 30,000   3.94%  $245,000    $   116,538    3.56%
Securities sold under
 agreements to repurchase..  $548,649   3.32%  $650,033    $   594,314    3.06%
Other short term
 borrowings................  $ 29,800   3.95%  $ 76,650    $    48,473    3.38%
1992
Short term variable rate
 credit advances...........  $140,000   3.34%  $195,000    $    88,462    4.07%
Securities sold under
 agreements to repurchase..  $491,091   3.61%  $594,680    $   527,528    4.16%
Other short term
 borrowings................  $ 50,650   3.73%  $157,950    $    93,069    3.96%
1991
Short term variable rate
 credit advances...........  $ 95,000   5.06%  $105,000    $    44,167    6.41%
Securities sold under
 agreements to repurchase..  $623,572   4.94%  $645,783    $   598,655    4.94%
Other short term
 borrowings................  $ 71,800   4.92%  $ 87,050    $    55,583    6.12%


 Other Sources

  Other sources of funds include loan sales and principal payments on loans. Loan sales were $153 million in 1993 compared with $154 million during 1992 and $55 million in 1991. The volume of loans sold varies based on a number of factors, including the dollar amount of fixed rate loans originated.

  Principal payments were $355 million in 1993, $322 million in 1992 and $278 million in 1991. Principal payments include both amortization and prepayments and are a function of real estate activity and general levels of interest rates. Principal payments have increased over the last three years due to growth in average loans outstanding and increased mortgage refinancing due to low interest rates.

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

  Trustee Activities. Seaside acts as trustee on the Bank's loans. Trustee fees for this activity amounted to $612 thousand, $599 thousand and $218 thousand 1993, 1992 and 1991, respectively. Increases are due to additional foreclosure activity by the Bank.

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

  At December 31, 1993, the Bank had $20 million in deferred tax assets. No valuation allowance was established because it is more likely than not that the deferred tax assets will be realized. Deferred tax liabilities totaled $37 million at December 31, 1993.

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

  In 1991, the California Supreme Court's decision in California Federal Savings and Loan Association vs. City of Los Angeles which upheld the statutory exemption of savings institutions and other non-bank financial corporations from local business taxes, became final. The Bank was a plaintiff in this lawsuit and received a $365 thousand settlement during 1992.

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

ITEM 6--SELECTED FINANCIAL DATA

  Selected financial data for the Company is presented below:

                    FIRSTFED FINANCIAL CORP. AND SUBSIDIARY
                  FIVE YEAR CONSOLIDATED SUMMARY OF OPERATIONS

                           1993        1992       1991       1990       1989
                           ----        ----       ----       ----       ----
                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

For the Year Ended De-
 cember 31:
  Interest income....... $ 229,445   $ 255,612  $ 296,530  $ 291,436  $ 245,101
  Interest expense......   131,616     151,510    195,756    207,817    185,059
  Net interest income...    97,829     104,102    100,774     83,619     60,042
  Provision for loan
   losses...............    67,679      41,384     11,833      4,126        824
  Other income..........    12,054      12,634      7,059      7,025      7,963
  Non-interest expense..    45,298      46,125     40,482     39,355     32,817
  Income taxes (bene-
   fit).................    (1,046)     11,198     27,091     20,112     13,862
  Earnings (loss) before
   income taxes
   (benefit) and cumula-
   tive effect of
   change in accounting
   principle............    (3,094)     29,227     55,518     47,163     34,364
  Earnings (loss) before
   cumulative effect
   of change in account-
   ing principle........    (2,048)     18,029     28,427     27,051     20,502
  Net earnings (loss)...    (2,048)     22,104     28,427     27,051     20,502
  Earnings (loss) per
   share before cumula-
   tive effect of change
   in accounting princi-
   ple..................     (0.19)       1.66       2.61       2.49       1.88
  Earnings (loss) per
   share (1)(2).........     (0.19)       2.04       2.61       2.49       1.88
End of Year:
  Loans receivable...... 2,715,663   2,496,700  2,368,796  2,131,917  2,024,336
  Mortgage-backed secu-
   rities...............   708,283     769,155    644,264    614,306    307,733
  Investment securities.   103,836      43,736    111,172     76,253    141,268
  Total assets.......... 3,661,117   3,446,573  3,287,059  3,051,808  2,583,705
  Deposits.............. 2,305,480   1,982,745  1,740,103  1,739,653  1,552,789
  Borrowings............ 1,093,149   1,196,241  1,280,372  1,062,804    815,101
  Liabilities........... 3,452,825   3,239,062  3,096,883  2,890,370  2,448,734
  Net Worth.............   208,292     207,511    190,176    161,438    143,971
  Book value per share
   (1)..................     19.78       19.98      18.28      15.81      13.14
Selected Ratios:
  Return on average as-
   sets.................     (0.06)%      0.65%      0.91%      0.97%      0.87%
  Return on average eq-
   uity.................     (1.01)%     11.09%     16.09%     18.31%     16.71%
  Ratio of non-perform-
   ing assets to total
   assets...............      3.23%       2.62%      1.83%      0.82%      0.33%
Other Data:
  Number of Bank full
   service branches.....        25          24         18         18         16

- - --------
(1) Adjusted for three-for-two stock splits declared August 22, 1985, June 19, 1986 and September 24, 1987 and five-for-four stock splits declared October 27, 1988 and September 26, 1991.
(2) Fully diluted basis.

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

                             COMPONENTS OF EARNINGS

 Net Interest Income

  Net interest income was $97.8 million in 1993 compared with $104.1 million in 1992 and $100.8 million in 1991. Net interest income is the difference between interest earned on loans and investments and interest expense on deposits and borrowings. The dollar amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid thereon are the chief determinants of net interest income. The greater the excess of average interest- earning assets over average interest-bearing liabilities, the more beneficial is the impact on net interest income. Average interest-earning assets exceeded average interest-bearing liabilities by $90.8 million in 1993 compared to $142.6 million in 1992 and $147.3 million in 1991. The decrease in the excess of average interest-earning assets over interest-bearing liabilities in 1993 compared to 1992 was primarily the result of increased non-performing assets. The decrease in the excess of average interest-earning assets over average interest-bearing liabilities during 1992 compared to 1991 was also due to increased non-performing assets. As a result, the interest rate margin (the yield on loans and investments less the cost of funds) dropped to 2.67% in 1993 from 2.95% in 1992 and 2.97% in 1991. The yield on the investment portfolio increased because management extended the terms of the investments in the liquidity-qualifying portfolio. An increased investment portfolio yield helped to offset the lower loan yields during 1993.

      INTEREST RATE SPREADS AND YIELD ON AVERAGE INTEREST EARNINGS ASSETS

                                                YEARS ENDED DECEMBER 31,
                          -------------------------------------------------------------------------
                              1989            1990            1991          1992          1993
                          --------------  --------------  ------------- ------------- -------------
                          DURING  END OF  DURING  END OF  DURING END OF DURING END OF DURING END OF
                          PERIOD  PERIOD  PERIOD  PERIOD  PERIOD PERIOD PERIOD PERIOD PERIOD PERIOD
                          ------  ------  ------  ------  ------ ------ ------ ------ ------ ------

Weighted average yield
 on loan portfolio......  10.84%  10.94%  10.87%  10.45%   9.96%  9.20%  7.92%  7.25%  6.64%  6.20%
Weighted average yield
 on investment portfolio
 (1)....................   9.46    8.42    8.16    7.74    6.03   4.90   4.24   6.18   4.70   5.16
Weighted average yield
 on all interest-earning
 assets.................  10.80   10.80   10.78   10.37    9.82   9.05   7.78   7.24   6.56   6.17
Weighted average rate
 paid on deposits.......   8.19    8.21    7.93    7.67    6.70   5.74   4.66   3.97   3.76   3.60
Weighted average rate
 paid on borrowings and
 FHLB advances..........   9.39    8.82    8.59    8.07    7.08   5.47   5.10   4.48   4.09   3.99
Weighted average rate
 paid on all interest-
 bearing liabilities....   8.58    8.42    8.16    7.82    6.85   5.63   4.83   4.16   3.89   3.73
Net yield on average in-
 terest-earning assets
 (2)....................   2.54            3.02            3.29          3.16          2.77
Interest rate spread
 (3)....................   2.22%   2.38%   2.62%   2.55%   2.97%  3.42%  2.95%  3.08%  2.67%  2.44%

- - --------
(1) Includes earnings on certficates of deposit and investments. Does not include earnings on FHLB stock.
(2) Net interest income (the difference the dollar amounts of interest earned and paid) dividend by average interest earning assets.
(3) Weighted average yield on all interest-earnings assets less weighted average rate paid on all interest-bearing liabilities.

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

  New loan originations were $746 million in 1993 compared to $841 million in 1992 and $647 million in 1991. Loan originations decreased during 1993 as a result of borrower demand for fixed rate mortgages. Since the new mortgage banking program started late in the year, it did not substantially impact loan originations for 1993. 88% of new loans originated during 1993 were adjustable rate loans. 54% of new loans originated were for the purpose of refinancing existing mortgages. Loans made on the security of single family properties comprised 67% of new originations by dollar amount; loans made on the security of multi-family properties comprised 32% of new originations; and loans made on the security of commercial real estate properties comprised 1% of new originations. No construction loans were originated in 1993.

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

  The Bank also has loss exposure on certain loans sold with recourse. These loans are substantially all multi-family loans. Loans sold with recourse were $318 million as of December 31, 1993, $405 million as of December 31, 1992 and $448 million at December 31, 1991. Although no longer owned by the Bank, these loans are combined with the Bank's loan portfolio for purposes of computing general valuation allowances and measuring risk exposure.

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
                          ---------- ---------- ---------- ---------- ----------
                                              (IN THOUSANDS)

REAL ESTATE LOANS:
 First trust deed resi-
  dential loans:
  One unit..............  $  855,132 $  761,429 $  763,233 $  771,870 $  864,874
  Two to four units.....     239,446    227,535    258,825    296,550    340,035
  Five or more units....     621,833    853,173  1,075,829  1,178,595  1,296,260
                          ---------- ---------- ---------- ---------- ----------
    Residential loans...   1,716,411  1,842,137  2,097,887  2,247,015  2,501,169
OTHER REAL ESTATE LOANS:
  Commercial and indus-
   trial................     260,809    266,258    263,183    256,474    245,387
  Second trust deeds....      57,336     41,957     35,245     29,441     24,606
  Other.................       4,289      5,298      4,193     10,733      5,861
                          ---------- ---------- ---------- ---------- ----------
    Real estate loans...   2,038,845  2,155,650  2,400,508  2,543,663  2,777,023
NON-REAL ESTATE LOANS:
  Manufactured housing..       5,778      4,873      4,031      3,481      2,880
  Deposit accounts......       1,297      1,884      1,615      1,184      1,086
  Consumer..............       6,450      4,324      2,705      1,494        847
                          ---------- ---------- ---------- ---------- ----------
    Loans receivable....   2,052,370  2,166,731  2,408,859  2,549,822  2,781,836
LESS:
  Allowance for loan
   losses...............       8,394     11,181     13,937     27,854     46,900
  Unrealized loan fees..      19,640     23,633     26,126     25,268     19,273
                          ---------- ---------- ---------- ---------- ----------
    Net loans receiv-
     able...............   2,024,336  2,131,917  2,368,796  2,496,700  2,715,663
FHLMC AND FNMA MORTGAGE-
 BACKED SECURITIES:
  Secured by single fam-
   ily dwellings........     213,514    487,842    524,969    660,673    678,884
  Secured by multi-fam-
   ily dwellings........      94,219    126,464    119,295    108,482     29,399
                          ---------- ---------- ---------- ---------- ----------
    Mortgage-backed se-
     curities...........     307,733    614,306    644,264    769,155    708,283
                          ---------- ---------- ---------- ---------- ----------
      TOTAL.............  $2,332,069 $2,746,223 $3,013,060 $3,265,855 $3,423,946
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


                         RECAP OF NON-PERFORMING ASSETS

                               1989                1990                1991                1992                1993
                         ------------------ ------------------- ------------------- ------------------- --------------------
                                    % OF                % OF                % OF                % OF                 % OF
                                   TOTAL               TOTAL               TOTAL               TOTAL                TOTAL
                                   ASSETS              ASSETS              ASSETS              ASSETS               ASSETS
                                    NON-                NON-                NON-                NON-                 NON-
                           $     PERFORMING    $     PERFORMING    $     PERFORMING    $     PERFORMING    $      PERFORMING
                         ------  ---------- -------  ---------- -------  ---------- -------  ---------- --------  ----------
                                                             (DOLLARS IN THOUSANDS)

Real Estate Owned:
Single Family..........  $  --        -- %  $   422      1.69%  $ 3,015      5.00%  $ 8,268      9.16%  $ 10,052      8.50%
Multi-Family...........     --        --        --        --      4,881      8.10    15,590     17.27     16,015     13.55
Commercial.............     --        --        --        --        276      0.46       --        --         327      0.28
Other..................     --        --        --        --        --        --        --        --         484      0.41
                         ------    ------   -------    ------   -------    ------   -------    ------   --------    ------
Total Real Estate
 Owned.................     --        --        422      1.69     8,172     13.56    23,858     26.43     26,878     22.74
                         ------    ------   -------    ------   -------    ------   -------    ------   --------    ------
Non-Performing Loans:
Single Family..........   3,849     44.70     6,063     24.35    21,441     35.57    24,634     27.28     25,317     21.41
Multi-Family...........     432      5.00    18,937     76.06    34,347     56.99    42,481     47.05     70,207     59.39
Commercial.............   4,476     52.00       --        --      1,536      2.55     3,623      4.01     10,307      8.72
Other..................     229      2.70       388      1.56       194      0.33       271      0.30        245      0.20
Less Valuation
 Allowances............    (380)    (4.40)     (912)    (3.66)   (5,422)    (9.00)   (4,582)    (5.07)   (14,732)   (12.46)
                         ------    ------   -------    ------   -------    ------   -------    ------   --------    ------
Total Non-Performing
 Loans.................   8,606    100.00    24,476     98.31    52,096     86.44    66,427     73.57     91,344     77.26
                         ------    ------   -------    ------   -------    ------   -------    ------   --------    ------
Total..................  $8,606    100.00%  $24,898    100.00%  $60,268    100.00%  $90,285    100.00%  $118,222    100.00%
                         ======    ======   =======    ======   =======    ======   =======    ======   ========    ======
Ratio of Non-Performing
 Assets To Total As-
 sets:.................               .33%                .82%               1.83%               2.62%                3.23%
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

  The Bank has debt restructurings which result from temporary modifications of principal and interest payments. Under these arrangements, loan terms are typically reduced to no less than a required monthly interest payment. Any loss of revenues under the modified terms would be immaterial to the Bank. If the borrower is unable to return to scheduled principal and interest payments at the end of the modification period, foreclosure procedures are initiated. As of December 31, 1993, the Bank had modified loans totaling $66.2 million. The Bank had established loan loss allowances of $4.1 million for these loans. No modified loans were 90 days or more delinquent as of December 31, 1993.


 Allowance for Loan Losses

  An analysis of the changes in the allowance for loan losses is presented in note 3 of the Notes to Consolidated Financial Statements. At December 31, 1993, the allowance for loan losses was comprised of $46.9 million in general valuation allowances. Total general valuation allowances, including allowances on loans sold with recourse amounted to 1.48% of the loans with loss exposure at at the end of 1993. This compares to 0.93% at the end of 1992 and 0.41% at the end of 1991. The increase reflects management's concerns regarding the Southern California economy. The current level of loss allowances is considered adequate to cover the Bank's loss exposure at this time.

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

 Internal Sources of Funds

  Internal sources of funds include scheduled loan principal payments, loan payoffs, and positive cash flows from operations. Principal payments were $355 million in 1993 compared with $322 million in 1992 and $278 million in 1991. Principal payments include both amortization and prepayments and are a function of real estate activity and the general level of interest rates.

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

                            INTEREST-SENSITIVITY GAP

                                                   AT DECEMBER 31, 1993
                                              --------------------------------
                                                          BALANCES   BALANCES
                                                         REPRICING   REPRICING
                                                TOTAL      WITHIN      AFTER
                                               BALANCE    ONE YEAR   ONE YEAR
                                              ---------- ----------  ---------
                                                      (IN THOUSANDS)

Interest-earning Assets:
  Investment securities...................... $  103,836 $    4,111  $  99,725
  mortgage-backed securities.................    708,283    697,705     10,578
Loans receivable:
  Interest rate sensitive loans..............  2,658,594  2,658,594        --
  Fixed rate loans...........................     56,880     14,760     42,120
                                              ---------- ----------  ---------
      Total interest-earning assets.......... $3,527,593 $3,375,170  $ 152,423
                                              ========== ==========  =========
Interest-bearing Liabilities:
  Demand accounts............................    583,821    579,688      4,133
  Fixed rate term certificate................ 1,722, 634  1,329,638    392,996
  Borrowings:
    FHLB advances............................    514,700    350,500    164,200
    Reverse repurchase agreements............    548,649    548,649        --
    Other borrowings.........................     24,800     24,800        --
                                              ---------- ----------  ---------
      Total interest-bearing liabilities..... $3,394,604  2,833,275    561,329
                                              ========== ----------  ---------
Interest-sensitivity GAP.....................            $  541,895  $(408,906)
                                                         ==========  =========
Interest-sensitivity GAP as a percentage of
 Total Assets................................                 14.80%
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

                                               REAL PROPERTY
                                               --------------
                                               (IN THOUSANDS)
           1994...............................    $ 4,302
           1995...............................      4,253
           1996...............................      4,223
           1997...............................      4,004
           1998...............................      3,069
           Thereafter.........................      6,273
                                                  -------
                                                  $26,124
                                                  =======

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

                    FIRSTFED FINANCIAL CORP. AND SUBSIDIARY

(9) Income Taxes (continued)

  Listed below are the significant components of the net deferred liability (in thousands):

                                                               1993      1992
                                                             --------  --------
Components of the deferred tax asset:
  Bad debts................................................. $(16,850) $(10,789)
  State taxes...............................................   (1,822)   (2,833)
  Pension expense...........................................   (1,773)   (1,353)
                                                             --------  --------
    Total deferred tax asset................................  (20,445)  (14,975)
Valuation allowance.........................................      --        --
                                                             --------  --------
    Total deferred tax asset, net of valuation allowance....  (20,445)  (14,975)
                                                             --------  --------
Components of the deferred tax liability:
  Loan fees.................................................   25,197    23,588
  Loan sales................................................    4,146     4,879
  FHLB stock dividends                                          5,705     4,892
  Other.....................................................    1,763     3,465
                                                             --------  --------
    Total deferred tax liability............................   36,811    36,824
                                                             --------  --------
Net deferred tax liability.................................. $ 16,366  $ 21,849
                                                             ========  ========
  Net state deferred tax liability.......................... $  6,049  $  6,418
  Net federal deferred tax liability........................   10,317    15,431
                                                             --------  --------
Net deferred tax liability.................................. $ 16,366  $ 21,849
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

(10) Stockholders' Equity and Earnings (Loss) Per Share

  The Company's stock charter authorizes 5,000,000 shares of serial preferred stock. As of December 31, 1993 no preferred shares have been issued.

  The Company declared a five-for four stock split on September 26, 1991. Fractional shares were paid in cash. All per share amounts in the accompanying consolidated financial statements have been adjusted for the split.

  The computation of net earnings (loss) per share is based on the weighted average shares of common stock and dilutive common stock equivalents (employee stock options) outstanding during the year which were 10,659,214, 10,856,815 and 10,907,635 for 1993, 1992 and 1991, respectively.


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

  Information with respect to stock options follows:

                                                               1993      1992
                                                             --------  --------
                                                                 (In Shares)
      Options Outstanding
       (Average option prices for 1993)
      Beginning of year ($9.45)............................   516,616   720,729
      Granted ($19.58).....................................    15,322    56,968
      Excised ($4.10)......................................   (33,026) (261,077)
      Canceled ($16.11)....................................  (156,537)       (4)
                                                             --------  --------
      End of Year ($11.70).................................   342,375   516,616
                                                             ========  ========
      Shares exercisable at December 31 ($9.07)............   215,795   348,585
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

(14) Fair Values of Financial Instruments

  Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments ("SFAS No. 107"), requires that the Bank disclose estimated fair value for its financial instruments as of December 31, 1993 and 1992. Set forth below are tables showing the financial instruments shown in the Bank's statements of financial condition for which fair value are estimated to be different from their carrying value. Financial instruments whose carrying value is estimated to be equal to fair value are not included below. The following table presents fair value information for financial instruments for which a market exists. The fair values for these financial instruments were estimated based upon prices published in financial newspapers or quotations received from national securities dealers.

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

  The following table presents fair value information for financial instruments shown in the Bank's statements of financial condition for which there is no readily available market. The fair values for these financial instruments were

                    FIRSTFED FINANCIAL CORP. AND SUBSIDIARY

(14) Fair Values of Financial Instruments (continued)

were calculated by discounting expected cash flows. Because the particulars of these financial instruments have not been evaluated for possible sale and because management does not intend to sell these financial instruments, the Bank does not know whether the fair values shown below represent values at which the respective financial instruments could be sold.

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

              SIGNATURE                         TITLE

      /s/ William S. Mortensen          Chairman of the Board (Principal
- - -------------------------------------    Executive Officer)
        William S. Mortensen

        /s/ James P. Giraldin           Executive Vice President (Principal
- - -------------------------------------    Financial Officer)
          James P. Giraldin

        /s/ Michael R. Hilton           Senior Vice President and Controller
- - -------------------------------------    (Principal Accounting Officer)
          Michael R. Hilton

     /s/ Samuel J. Crawford, Jr.        Director
- - -------------------------------------
         Samuel J. Crawford

     /s/ Christopher M. Harding         Director
- - -------------------------------------
       Christopher M. Harding

       /s/ Babette E. Heimbuch          Director
- - -------------------------------------
         Babette E. Heimbuch

        /s/ James L. Hesburgh           Director
- - -------------------------------------
          James L. Hesburgh

          /s/ June Lockhart             Director
- - -------------------------------------
            June Lockhart

        /s/ Charles F. Smith            Director
- - -------------------------------------
          Charles F. Smith

       /s/ Steven L. Soboroff           Director
- - -------------------------------------
         Steven L. Soboroff

        /s/ John R. Woodhull            Director
- - -------------------------------------
          John R. Woodhull