Form 10-Q/A
period 1994-03-31
FIRSTFED FINANCIAL CORP
filed 1994-07-18
CIK 810536

- - -----------------------------------------------------------------
- - -----------------------------------------------------------------

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                            FORM 10-Q/A

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

                        FIRSTFED FINANCIAL CORP.
                             AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited)
                             (In Thousands)

                                              Three Months Ended
                                               ------------------
                                                   March 31,
                                                  ---------
                                                1994           1993
                                                ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                          $  (6,115)   $  (16,402)
Adjustments to reconcile net loss to net
 cash provided by operating activities:
 Provision for loan losses                           24,670        44,123
 Amortization of fees and discounts                    (289)         (214)
 Net change to loans held for sale                    9,533          (210)
 Valuation adjustments on  real estate sold          (2,038)       (2,520)
 (Increase) decrease in interest and
  dividends receivable                                 (403)          660
 Decrease in negative amortization                       62         1,175
 Decrease in interest payable                        (2,781)       (1,374)
 Other                                                 (251)        3,805
                                                  ---------    ----------
  Net cash provided by operating activities          22,388        29,043
                                                  ---------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:

Loans made to customers and principal
 collections of loans                               (62,041)      (80,221)
Loans repurchased                                    (2,908)      (24,239)
Proceeds from sales of real estate                   14,943        10,708
Purchase of  investment securities                   (2,247)      (22,337)

Proceeds from maturities of
 investment securities                                7,648         2,000
Other                                                    10        (1,257)
                                                  ---------    ----------
  Net cash used by operating activities             (44,595)     (115,346)
                                                  ---------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

Net increase (decrease) in savings deposits         (23,351)       16,445
Net increase in short term borrowings                52,569       183,670
Net decrease in long term  borrowings                  -          (40,000)
Other                                                (8,602)       (1,797)
                                                  ---------    ----------
  Net cash provided by financing activities          20,616       158,318
                                                  ---------    ----------

Net increase (decrease) in cash and cash
 equivalents                                         (1,591)       72,015
Cash and cash equivalents at beginning
 of quarter                                          17,491        23,985
                                                  ---------    ----------
Cash and cash equivalents at end of quarter       $  15,900    $   96,000
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

4. The Bank adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," ("SFAS No. 114") effective March 31, 1994. SFAS No. 114 requires the measurement of impaired loans based on the present value of expected future cash flows discounted at the loan's effective interest rate, or at the loan's observable market price or the fair value of its collateral. SFAS No. 114 does not apply to large groups of smaller balance homogeneous loans that are collectively evaluated for impairment. For the Bank, loans collectively reviewed for impairment include all single family loans less than $500 thousand and performing multi-family loans less than $750 thousand. The adoption of SFAS No. 114 did not result in material additions to the Bank's provision for loan losses.

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

As of March 31, 1994, the Bank, for earthquake-related reasons, had modified loans totaling $116 million. A typical earthquake-related modification involves the deferral of payments for three months.

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

The one year GAP ratio (the difference between rate-sensitive assets and liabilities repricing in one year or less as a percentage of total assets) was a positive $518 million or 14.1% of total assets at March 31, 1994. In comparison, the one year GAP ratio was a positive $458 million or 12.8% of total assets as of March 31, 1993 and a positive $542 million or 14.8% of total assets at December 31, 1993. Since the majority of the Bank's loans are monthly adjustable loans, the Bank's one year GAP position varies based primarily on the remaining terms of its savings and borrowings. The longer the borrowing term, the more positive the one year GAP. A positive GAP normally benefits a financial institution in times of increasing interest rates. However, due to the three month time lag before changes in the Bank's cost of funds can be passed on to its loan customers, the Bank's net interest income initially decreases when interest rates increase.

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

Listed below is a summary of the activity in general loan loss allowances applicable to the Bank's portfolio of loans with loss exposure during the periods indicated (in thousands):



                                   Three Months ended March 31,
                                   ----------------------------
                                       1994         1993
                                       ----         ----

Beginning balance                  $ 46,900       $ 27,854
Provision for loan losses            24,670         44,123
Charge-offs, net of recoveries      (24,670)       (12,460)
                                   --------       --------
Ending balance                     $ 46,900       $ 59,517
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

Non-interest expense increased 6% during the first quarter of 1994 compared to the first quarter of 1993 due to normal salary adjustments, inflation and one savings branch added since last year. Expenses increased 11% compared to the fourth quarter of 1993 due to lower expenses recorded in the fourth quarter for annual discretionary compensation expenses due to reduced earnings.

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







                              During the Three Months Ended March 31, (1)
                              --------------------------------------------
                                      1994                      1993
                              --------------------     -------------------
                                             (Dollars in Thousands)
Average dollar amount of and
 average yield earned on:
Loans and mortgage-backed
 securities                        $3,433,733  6.24%   $3,316,504  6.80%
  Investment securities (2)           137,432  4.77       129,978  4.47
                                   ----------          ----------
   Interest-earning assets          3,571,165  6.18     3,446,482  6.71

Average dollar amount of and
 average rate paid on:
  Savings deposits                  2,293,140  3.59     1,979,918  3.93
 Borrowings                         1,175,657  4.06     1,336,135  4.25

                                    ----------          ----------
   Interest-bearing liabilities     3,468,797  3.75     3,316,053  4.06

Average dollar difference between
 interest-earning assets and       ----------          ----------
 interest-bearing liabilities      $  102,368          $  130,429

                                   ==========          ==========
                                               ----                ----
Interest rate margin                           2.43%               2.65%
                                               ====                ====

Effective net margin (3)                       2.54%               2.81%
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



               Non-accrual, Past Due and Restructured Loans

The Bank accrues interest earned but uncollected for every loan without regard to its contractual delinquency status but establishes a specific interest reserve for each loan which becomes 90 days or more past due or in foreclosure. Loans on which delinquent interest reserves had been established totaled $107 million at March 31, 1994 compared to $106 million at December 31, 1993 and $122 million at March 31, 1993. The additional amount of interest that would have been earned had there been no loans 90 days or more delinquent or in foreclosure at March 31, 1994 was $5.8 million which was comparable to the amounts at December 31, 1993 and March 31, 1993.


The Bank has debt restructurings which result from temporary modifications of principal and interest payments. Under these arrangements, loan terms are typically reduced to no less than a monthly interest payment required under the note. Any loss of revenues under the modified terms would be immaterial to the Bank. If the borrower is unable to return to scheduled principal and interest payments at the end of the modification period, foreclosure procedures are initiated. As of March 31, 1994, the Bank had modified loans totaling $68.3 million.
The Bank had established loan loss allowances of $6.1 million for these loans. No modified loans were 90 days or more deliquent as of March 31, 1994.


The Bank also restructed loans to borrowers with properties damaged in the Northridge earthquake. A typical earthquake-related modification involves the deferral of three months' loan payments. Any loss of revenues under the modified terms would be immaterial to the Bank. If a borrower is unable to return to scheduled principal and interest payments at the end of the modification period, foreclosure procedures are initiated. As of March 31, 1994, loans modified for earthquake-related reasons totaled $115.7 million.


The Bank implemented Statement of Financial Accounting Standards
No. 114, "Accounting by Creditors for Impairment of a loan,"
("SFAS No. 114") as of March 31, 1994. The Bank considers a loan to be impaired when, based upon current information and events, it believes it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Estimated impairment losses are included in the allowance for loan losses. Adjustments to impairment losses are included in the provision for loan losses.


At March 31, 1994 the recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114 totaled $119.2 million, net of $24.4 million in loan loss allowances related to such loans. The Bank's impaired loans as of March 31, 1994 were comprised of nonaccrual major loans of $39.6 million (major loans being defined as single family loans greater than or equal to $500 thousand and multi-family loans greater than or equal to $750 thousand), restructed debt of $50.6 million, and major loans less than 90 days deliquent in which full payment of principal and interest is not expected totaling $29.0 million.



                          Non-performing Assets

The Bank defines non-performing assets as loans delinquent over 90 days (non-accrual loans), loans in foreclosure, real estate acquired in settlement of loans and other loans whose collectibility is questionable.

An analysis of non-performing assets as of March 31, 1994 and December 31, 1993 follows:


                                   March 31,      December 31,
                                     1994            1993
                                   --------       ------------
                                   (Dollars in Thousands)

Foreclosed real estate owned:
 Single family                     $ 11,984       $ 10,052
 Multi-family                        17,856         16,015
 Commercial real estate                 485            327
   Other                                476            484
                                   --------       --------
    Total foreclosed real
     estate owned                    30,801         26,878

Delinquent loans over 90
 days past due:
 Single family                       23,542         25,317
 Multi-family                        69,705         70,207
 Commercial real estate              13,298         10,307
 Other                                  364            245
 Specific valuation allowances      (25,579)       (14,732)
                                  ---------       --------
    Total delinquent loans           81,330         91,344
                                   --------       --------
Total non-performing assets        $112,131       $118,222
                                   ========       ========


Ratio of general loan loss
 allowance to total
 non-performing assets                 41.8%          39.7%
                                       ====           ====


Total non-performing assets were 3.05% of total assets at March
31, 1994 compared with 3.23% of total assets at December 31, 1993 and 3.72% of total assets at March 31, 1993.

Real estate owned by the Bank increased 18% from the level one year ago and 15% from the level at December 31, 1993. The amount of real estate owned by the Bank varies depending on foreclosure activity and the Bank's ability to sell the foreclosed properties. Both single family and multi-family foreclosures have increased in the current economic environment due to recessionary factors such as layoffs, reduced incomes and declining real estate values. Multi-family property values have also been affected by increased vacancy rates and lower rents collected. Management remains committed to selling foreclosed properties as quickly as possible. Sales of foreclosed real estate totaled $18.8 million for the first quarter of 1994 compared to $14.5 million for the first quarter of 1993 and $45.2 million for the fourth quarter of 1993.

Non-accrual loans at March 31, 1994 decreased 24% from the level one year ago and 11% from the level at December 31, 1993. The decrease in non-accrual loans resulted from specific valuation allowances to record non-performing loans at the fair value of the underlying properties less the estimated costs of selling the properties.

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

Telemarketing deposits increased by $26 million during the first quarter of 1994. These deposits, which are normally large deposits from pension plans and other managed trusts, comprised
14% of total deposits at the end of the first quarter.

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

Principal payments include both amortization and prepayments and are a function of real estate activity and general levels of interest rates. Total principal payments were $66 million during the first quarter, down from $82 million during the comparable period of last year. Due to increasing interest rates during the first quarter of 1994, loan prepayments decreased due to a drop in refinance activity compared to the prior year.

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


                                 By /s/ JAMES GIRALDIN
                                    ------------------
                                    James P. Giraldin
                                    Executive Vice President
                                     and Chief Financial Officer

                         FIRSTFED FINANCIAL CORP.
                             AND SUBSIDIARY


                  FIRST QUARTER REPORT TO STOCKHOLDERS
                   FOR THE PERIOD ENDED MARCH 31, 1994

                FIRSTFED FINANCIAL CORP. AND SUBSIDIARY
                        FINANCIAL HIGHLIGHTS




                                        Quarter Ended
                                       --------------
                                    March 31,     March 31,
                                      1994           1993
                                    ---------     ---------
                                     (Dollars in Thousands,
                                        Except Per Share)

At, Or For The Three Months Ended
Net Loss                            $   (6,115)   $  (16,402)
Net Loss Per Share                  $    (0.58)   $    (1.57)
  Common Shares Outstanding         10,533,186    10,432,882
  Weighted Average Shares for
    Earnings Per Share
    Calculation                     10,531,702    10,417,143
  Book Value Per
    Common Share                    $    19.20    $    18.33
Total Loan Volume                   $  154,703    $  186,455
Total Assets                        $3,674,469    $3,591,073
Total Loans                         $3,439,612    $3,314,939
Total Deposits                      $2,282,129    $1,999,190
Total Borrowings                    $1,145,718    $1,339,911
Net Worth                           $  202,186    $  191,214
Net Interest Income                 $   23,619    $   25,049
Interest Rate Spread During
  the Period                              2.43%         2.65%
Net Worth to Assets Ratio                 5.50%         5.32%
Tangible Capital Ratio                    5.31%         5.18%
Core Capital Ratio                        5.31%         5.18%
Risk-Based Capital Ratio                  9.94%         9.26%
Return on Average Assets                 (0.67%)       (1.86%)
Return on Average Equity                (11.92%)      (32.91%)
Expense Ratio as a % of
 Average Assets                           1.32%         1.30%
Non-performing Assets to
 Total Assets Ratio                       3.05%         3.72%
Adjustable Loans as a % of
 Total Loans                             98.60%        97.80%



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
