Form 10-Q
period 1994-06-30
FIRSTFED FINANCIAL CORP
filed 1994-08-15
CIK 810536

==============================================================================

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-Q

(Mark One)
[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES
      EXCHANGE ACT OF 1934


            For  the  quarterly  period  ended       June 30, 1994
                                                     -------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


     For the transaction period from     N/A     to
                                       -------      --------

                        Commission File No. l-9566

                         FIRSTFED FINANCIAL CORP.
      (Exact  name  of  registrant  as  specified  in  its  charter)


        Delaware                                       95-4087449
   (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)                 Identification No.)

   40l  Wilshire  Boulevard,  Santa  Monica,  California  9040l-l490
   (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code: (310) 319-6000


Indicate by check mark whether the Registrant (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _


The number of shares of Registrant's $0.01 par value common stock outstanding as of August 1, 1994 was 10,585,620.

==========================================================================

                         FIRSTFED FINANCIAL CORP.
                             AND SUBSIDIARY

                           INDEX TO FORM 10-Q


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Statements of Financial Condition-
          June 30, 1994 and December 31, 1993                     3

          Consolidated Statements of Operations Three-Months
          and Six-Months Ended June 30, 1994 and 1993             4

          Consolidated Statements of Cash Flows Six-Months
          Ended June 30, 1994 and 1993                            5

          Notes to Consolidated Financial Statements              6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                     7

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                        17

SIGNATURES                                                        18

                                       2

PART I - FINANCIAL STATEMENTS
Item 1.  Financial statements


                             FIRSTFED FINANCIAL CORP.
                                 AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                  (Dollars in thousands, except per share data)


                                                      June 30,      December 31,
ASSETS                                                  1994           1993
                                                    ----------       -----------
Cash and cash equivalents                           $   16,738       $   17,491
Investment securities, held to maturity
  (market of $88,645 and $104,282)                      91,719          103,836
Loans receivable                                     2,780,636        2,692,036
Mortgage-backed securities, held to maturity
  (market of $699,624 and $715,726)                    710,767          708,283
Loans held for sale, market value approximates
  carrying value                                        13,125           23,627
Accrued interest and dividends receivable               20,871           21,018
Real estate                                             20,417           27,249
Office properties and equipment, net                     9,700            8,923
Investment in Federal Home Loan Bank
 Stock, at cost                                         39,722           38,967
Other assets                                            32,476           19,687
                                                    ----------       ----------
                                                    $3,736,171       $3,661,117
                                                    ==========       ==========
LIABILITIES
Deposits                                            $2,284,874       $2,305,480
Federal Home Loan Bank advances
 and other borrowings                                1,231,024        1,093,149
Deferred income taxes                                        -           16,366
Accrued expenses and other liabilities                  43,569           37,830
                                                    ----------       ----------
                                                     3,559,467        3,452,825
                                                    ----------       ----------
STOCKHOLDERS' EQUITY
Common stock, par value $.01 per share;
 authorized 25,000,000 shares; issued
 11,371,066 and 11,326,191 shares,
 outstanding 10,574,546 and 10,529,671
 shares                                                    114              113
Additional paid-in capital                              27,414           27,279
Retained earnings - substantially
 restricted                                            161,982          193,650
Loan to employee stock ownership plan                   (2,974)          (2,918)
Treasury stock, at cost, 796,520 shares                 (9,832)          (9,832)
                                                    ----------       ----------
                                                       176,704          208,292
                                                    ----------       ----------
                                                    $3,736,171       $3,661,117
                                                    ==========       ==========
See accompanying notes to consolidated financial statements.

                                       3


                          FIRSTFED FINANCIAL CORP.
                                AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share data)


                                           Three  Months  Ended      Six Months Ended
                                                June 30,                 June 30,
                                           --------------------     -------------------
                                             1994        1993         1994         1993
                                            ------      ------       ------       ------
Interest income:
Interest on loans and mortgage-backed
 securities                               $ 52,060     $ 54,435     $105,622     $110,796
Interest and dividends on investments        2,320        2,091        4,483        3,977
                                          --------     --------     --------     --------
   Total interest income                    54,380       56,526      110,105      114,773
                                          --------     --------     --------     --------
Interest expense:
 Interest on deposits                       21,265       18,929       41,539       38,097
 Interest on borrowings                     13,297       13,989       25,129       28,019
                                          --------     --------     --------     --------
   Total interest expense                   34,562       32,918       66,668       66,116
                                          --------     --------     --------     --------
Net interest income                         19,818       23,608       43,437       48,657
Provision for loan losses                   55,030        1,849       79,700       45,972
                                          --------     --------     --------     --------
Net interest income (loss)
   after provision for losses              (35,212)      21,759      (36,263)       2,685
                                          --------     --------     --------     --------
Other income:
 Loan and other fees                         1,725        1,550        3,359        3,341
 Gain  on sale of  loans and mortgage-
     backed securities                          84        2,502          524        2,902
 Real estate operations, net                   579         (459)         961         (316)
 Other operating income                        367          430          721          814
                                          --------     --------     --------     --------
   Total other income                        2,755        4,023        5,565        6,741
                                          --------     --------     --------     --------
Non-interest expense                        11,711       11,443       23,844       22,897
                                          --------     --------     --------     --------
Earnings (loss) before income taxes        (44,168)      14,339      (54,542)     (13,471)
Income tax provision (benefit)             (18,615)       6,011      (22,874)      (5,397)
                                          --------     --------     --------    ---------
Net earnings (loss)                       $(25,553)    $  8,328     $(31,668)    $ (8,074)
                                          ========     ========     ========     ========
Earnings (loss) per share                 $  (2.42)    $   0.78     $  (3.01)    $  (0.77)
                                          ========     ========     ========     ========

Weighted averages shares for earnings
    per share calculation               10,541,367   10,649,177   10,536,561   10,427,554
                                        ==========   ==========   ==========   ===========

See accompanying notes to consolidated financial statements.

                                       4

                           FIRSTFED FINANCIAL CORP.
                                AND SUBSIDIARY
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                               ( In Thousands)

                                                           Six Months Ended
                                                                June 30,
                                                           -----------------
                                                           1994           1993
                                                           ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)                                     $ (31,668)   $  (8,074)
Adjustments to reconcile net earnings (loss)
 to net cash provided by operating activities:
 Provision for loan losses                                 79,700       45,972
 Amortization of fees and discounts                          (876)      (1,835)
 Net change to loans held for sale                         12,785       66,948
 Valuation adjustments on real estate sold                 (2,782)      (3,323)
 (Increase) decrease in interest and
   dividends receivable                                      (608)         839
 Decrease in negative amortization                            147        1,630
 Decrease in interest payable                              (1,854)      (4,908)
 Change in income taxes                                   (26,881)      (7,281)
 Other                                                      3,269        3,338
                                                        ---------    ---------
   Net cash provided by operating activities               31,232       93,306
                                                        ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:

 Loans made to customers and principal
  collections of loans                                   (180,284)    (158,275)
 Loans repurchased                                        (13,905)     (36,093)
 Proceeds from sales of real estate                        38,972       28,988
 Purchase of investment securities                         (2,247)     (42,397)
 Proceeds from maturities and principal payments
   on investment  securities                               14,256        2,000
 Other                                                     (5,291)      (1,824)
                                                        ---------    ---------
   Net cash used by investing activities                 (148,499)    (207,601)
                                                        ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:

 Net increase (decrease) in savings deposits              (20,606)      85,926
 Net increase in short term borrowings                    195,375      100,380
 Proceeds from long term borrowings                        50,000      112,700
 Repayment of long term borrowings                       (107,500)    (117,500)
 Other                                                       (755)       1,936
                                                        ---------    ---------
  Net cash provided by financing activities               116,514      183,442
 Net increase (decrease) in cash and cash               ---------    ---------
  equivalents                                                (753)      69,147
 Cash and cash equivalents at beginning of period          17,491       23,985
                                                        ---------    ---------
 Cash and cash equivalents at end of period             $  16,738    $  93,132
                                                        =========    =========

See accompanying notes to consolidated financial statements.

                                       5

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

2. Earnings or loss per share were computed by dividing net income or loss by the weighted average number of shares of common stock outstanding for the period, plus the effect of stock options, if dilutive.

3. For purposes of reporting cash flows on the "Consolidated Statement of Cash Flows", cash and cash equivalents include cash, overnight investments and securities purchased under agreements to resell.

4. The Bank adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," (SFAS No. 114") effective January 1, 1994. SFAS No. 114 requires the measurement of impaired loans based on the present value of expected future cash flows discounted at the loan's effective interest rate, or at the loan's observable market price or at the fair value of its collateral. SFAS No. 114 does not apply to large groups of homogeneous loans that are collectively reviewed for impairment. For the Bank, loans collectively reviewed for impairment include all single family loans less than $500 thousand and multi-family loans less than $750 thousand. The adoption of SFAS No.114 did not result in material additions to the Bank's provision for loan losses.

   Item 2.  Management's  Discussion  and  Analysis  of
            -------------------------------------------
            Financial Condition and Results of Operations
            ---------------------------------------------


                           Financial Condition
                           -------------------

At June 30, 1994, FirstFed Financial Corp., (the "Company"), holding company for First Federal Bank of California and its subsidiaries
(the "Bank"), had consolidated assets totaling $3.7 billion, comparable to the level at December 31, 1993 and 3% more than at June 30, 1993. The slight increase over the prior year period is due to new loan originations which caused the overall loan portfolio to increase by 6%. The increase in asset size was offset by lower amounts in short term securities and real estate acquired by foreclosure at June 30, 1994 compared to June 30, 1993.

During the first six months of 1994, the Bank recorded $79.7 million in loan loss provisions, consisting of $30.6 million for estimated losses relating to the January 17, 1994 earthquake and $49.1 million to provide for estimated losses due to the weak Southern California economy and real estate market. Of the $79.7 million mentioned above, $11.8 million was charged-off as earthquake losses during the first six months and $31.5 million was charged-off as economic losses during the first six months. Charge-offs were due primarily to losses on multi-family loans. Multi-family loans have been disproportionately affected in the current recession.

The Bank originates primarily single family and multi-family loans in Southern California. Loan originations increased by 6% in the second quarter of 1994 over the second quarter of 1993 and 27% over the first quarter of 1994. Loan originations for the second quarter of 1994 include $13.6 million in single family loans purchased from another financial institution. Due to rising interest rates, market demand for adjustable rate mortgages, which the Bank originates for its own portfolio, improved during the second quarter. 94% of new loans originated or purchased during the first six months of 1994 were adjustable rate mortgages. At June 30, 1994, 98.9% of the loan portfolio had adjustable interest rate provisions. It is management's belief that adjustable rate mortgages help to maintain net interest income in fluctuating interest rate environments.

The ratio of non-performing assets to total assets was 3.03% as of June 30, 1994, compared to 3.23% at December 31, 1993 and 4.14% at June 30, 1993.
Real estate acquired by foreclosure decreased 61% at June 30, 1994 compared to June 30,1993. Also, greater specific allowances were allocated for problem loans in 1994 compared to 1993. (See "Non-performing Assets" for further discussion.)

The following table shows the components of the Bank's loan portfolio by type of loan for the periods indicated:



LOAN PORTFOLIO COMPOSITION
                                          June 30,   December 31,    June 30,
                                            1994        1993           1993
                                          --------   ------------    --------
                                                (Dollars in thousands)
REAL ESTATE LOANS:
 First trust deed residential loans:
   One unit                              $  939,733    $  864,874    $  873,933
   Two to four units                        348,967       340,035       341,429
   Five or more units                     1,320,743     1,296,260     1,214,155
                                         ----------    ----------    ----------
       Residential loans                  2,609,443     2,501,169     2,429,517

OTHER REAL ESTATE LOANS:
   Commercial and industrial                240,614       245,387       250,362
   Second trust deeds                        22,072        24,606        29,214
   Other                                     20,321         5,861        14,052
                                         ----------    ----------    ----------
       Real estate loans                  2,892,450     2,777,023     2,723,145

NON-REAL ESTATE LOANS:
   Manufactured housing                       2,622         2,880         3,204
   Deposit accounts                           1,278         1,086         1,173
   Consumer                                     711           847         1,187
                                         ----------    ----------    ----------
       Loans receivable                   2,897,061     2,781,836     2,728,709

LESS:
    General valuation allowances-
     loan portfolio                          77,038        40,669        44,282
    General valuation allowances-
     loans sold with recourse (1)                 -         6,231         8,247
    Unrealized loan fees                     26,262        19,273        25,450
                                         ----------    ----------    ----------
       Net loans receivable               2,793,761     2,715,663     2,650,730

FHLMC AND FNMA MORTGAGE-
 BACKED SECURITIES:
    Secured by single family dwellings      682,712       678,884       610,876
    Secured by multi-family dwellings        28,055        29,399        30,536
                                         ----------    ----------    ----------
       Mortgage-backed securities           710,767       708,283       641,412
                                         ----------    ----------    ----------
          TOTAL                          $3,504,528    $3,423,946    $3,292,142
                                         ==========    ==========    ==========


(1) Effective June 30, 1994, this amount was reclassified to a liability account.

The one year GAP ratio (the difference between rate-sensitive assets and liabilities repricing within one year or less as a percentage of total assets) was a positive 15.9% at the end of the second quarter. Management's goal is to keep the one year GAP ratio less than 20% of total assets to further minimize the Bank's exposure to interest rate risk.

Deposits grew by 10% at June 30, 1994 compared to the level one year ago due to the acquisition of $113 million in deposits from the Resolution Trust Corporation in December of 1993. Deposits at June 30, 1994 decreased slightly from the December 31,1993 level due to deposits withdrawn when interest rates on the acquired deposits were modified to market rates.
Also, deposits in the telemarketing area decreased due primarily to competition from other investments available to telemarketing customers.

Consolidated stockholders' equity decreased to $176.7 million at June 30, 1994 due to the $31.7 million loss booked for the first six months of 1994. However, the Bank's capital remains above the minimum amounts required by its primary regulatory agency, the Office of Thrift Supervision. At June 30, 1994, the Bank was required to maintain tangible capital of at least 1.5% of adjusted total assets; core capital of at least 3% of adjusted total assets; and risk-based capital of at least 8% of risk-weighted assets. The Bank's core and tangible capital ratios were both 4.6% and the risk-based capital ratio was 8.7% as of June 30, 1994.

Effective January 1, 1994, a financial institution must hold additional capital to the extent that its net portfolio value deteriorates greater than 2%, based on a 200 basis point increase or decrease in interest rates. The amount of additional capital required to be held is equal to one-half the difference between an institution's measured exposure to interest rate risk and a "normal" level of exposure to interest rate risk. A normal level of interest rate risk is defined as two percent of the estimated economic value of an institution's assets. The initial calculation, which is to be done as of September 1, 1994, will be based on data as of December 31, 1993. Based on data as of December 31, 1993, management does not expect that the Bank will be required to hold any additional capital as a result of this regulation.


                          Results of Operations
                          ---------------------

The Company reported a consolidated net loss of $25.6 million for the second quarter of 1994 compared to net earnings of $8.3 million for the second quarter of 1993. For the first six months of 1994, the Company reported a net loss of $31.7 million compared to a net loss of $8.1 million for the first six months of 1993. 1994 results to date were caused by loan loss provisions totaling $55.0 million and $79.7 million, respectively, for the second quarter and first six months of the year. The provisions were necessary due to anticipated losses stemming from the earthquake and general weakness in the Southern California economy. 1993 results were also impacted by weakness in the Southern California economy, A $44.1 million provision recorded in the first quarter of 1993 brought total provisions for the first six months of 1993 to $46.0 million.

Management is unable to predict future levels of loan loss provisions. Among other things, future loan loss provisions are based on the level of loan charge-offs and the severity and duration of the economic recession in Southern California. Although management believes that it has provided for all known losses resulting from the January 1994 earthquake, further provisions for losses may be necessary in the future due to unforeseen events.

Loan charge-offs increased to $18.6 million and $43.3 million for the second quarter and first six months of 1994, compared to $8.8 million and $21.3
million for the second quarter and first six months of 1993.   The increase
in charge-offs compared to the prior year resulted primarily from adjustments to record loans and foreclosed properties at fair value less estimated costs to sell. Multi-family loans have been particularly affected in the current economy.  The current recession has caused declines in multi-family property values due to lower rental income, higher vacancy rates, real estate depreciation, and lower levels of real estate sales.
Upon foreclosure,   or when a loan becomes seriously delinquent,the properties securitizing the loans are recorded at fair value less the estimated costs to sell. As a result of the decrease in multi-family property values, larger write-downs on non-performing multi-family loans and multi-family properties acquired by foreclosure were required.

The Bank maintains two different general valuation allowance accounts: one for inherent risks in the Bank's own loan portfolio and the other for risks associated with loans the Bank has sold with recourse (and recorded as a liability.) These two allowances, when added together, are referred to as the "combined GVA" by the Bank.

Listed below is a summary of the activity in the combined GVA and the associated loan portfolio during the periods indicated (in thousands):


                                        Six Months Ended June 30,
                                        -------------------------
                                            1994          1993
                                        -----------     ----------

Beginning balance                        $   46,900     $   27,854
Provision for loan losses                    79,700         45,972
Charge-offs, net of recoveries              (43,324)       (21,297)
                                         ----------     ----------
Ending Balance                           $   83,276     $   52,529
                                         ==========     ==========

Loans with loss exposure                 $3,238,323     $3,131,339
                                         ==========     ==========



Due to the high level of provisions recorded during the first six months of 1994, the ratio of general valuation allowances to the Bank's portfolio of loans with loss exposure and real estate owned increased to 2.62% at June 30, 1994 compared to 1.43% at March 31, 1994 and 1.60% at June 30, 1993. The liability for loans sold with recourse amounted to 2.13% of the principal balance of loans sold with recourse at June 30, 1994 compared to 1.89% at March 31, 1994 and 2.23% at June 30, 1993. Management believes that, as of June 30, 1994, the level of general valuation allowances recorded by the Bank is sufficient to cover losses inherent in the loan portfolio at that time.

Due to the increasing trend in interest rates, the Bank's net interest income decreased 16% in the second quarter of 1994 compared to the second quarter of 1993 and 11% in the first six months of 1994 compared to the first six months of 1993. The Bank's interest rate margin declined in 1994 compared to 1993 due to the lagging nature of the index upon which the majority of the Bank's loans are adjusted. Although the loan portfolio will eventually adjust to any changes in interest rates, net interest income initially decreases due to the three month time lag before changes in the index upon which the Bank's loans adjust can be passed on to its loan customers.

The following table sets forth: (i) the average dollar amounts of and average yields earned on loans, mortgage-backed securities and investment securities, (ii) the average dollar amounts of and average rates paid on savings and borrowing, (iii) the average dollar differences, (iv) the interest rate spreads, and (v) the effective net spreads for the periods indicated.


                                     During The Six Months Ended June 30, (1)
                                     ----------------------------------------
                                           1994                   1993
                                     -----------------      -----------------
                                               (Dollars in thousands)

Average dollar amount of and
  average yield earned on:
  Loans and mortgage-backed
    securities                          $3,443,353   6.14%    $3,322,992   6.67%
  Investment securities (2)                138,726   4.83        132,709   4.55
                                        ----------   ----     ----------   ----
   Interest-earning assets               3,582,079   6.09      3,455,701   6.59

Average dollar amount of and
 average rate paid on:
 Deposits                                2,293,683    3.65     1,988,053   3.87
 Borrowings                              1,200,506    4.21     1,366,033   4.13
                                        ----------    ----    ----------   ----
  Interest-bearing liabilities           3,494,189    3.84     3,354,086   3.97

Average dollar difference between
   interest-earning assets and
                                        ---------             ----------
   interest-bearing liabilities         $  87,890             $  101,615
                                        =========             ==========
                                                      -----                -----
 Interest rate spread                                 2.25%                2.62%
                                                      =====                =====
 Interest net spread (3)                              2.34%                2.73%
                                                      =====                =====



                                     During The Three Months Ended June 30,(1)
                                     ------------------------------------------
                                            1994                      1993
                                     -----------------          ---------------
                                                (Dollars in thousands)

Average dollar amount of and
  average yield earned on:
  Loans and mortgage-backed
    securities                          $3,453,952    6.03%   $3,324,984   6.55%
  Investment securities (2)                140,020    4.88       135,440   4.64
                                        ----------    ----    ----------   ----
    Interest-earning assets              3,593,972    5.99     3,460,424   6.47

Average dollar amount of and
 average rate paid on:
 Deposits                                2,294,226    3.72     1,996,188   3.80
 Borrowings                              1,225,354    4.35     1,395,932   4.02
                                        ----------    ----    ----------   ----
    Interest-bearing liabilities         3,519,580    3.94     3,392,120   3.89

  Average dollar difference between
   interest-earning assets and
                                        ----------            ----------
   interest-bearing liabilities         $   74,392            $   68,304
                                        ==========            ==========
                                                      -----                -----
 Interest rate spread                                 2.05%                2.58%
                                                      =====                =====
 Interest net spread (3)                              2.13%                2.66%
                                                      =====                =====
- ------------------------

(1) Average balances and weighted average rates for the period are computed based on daily balances.
(2) Does not include Federal Home Loan Bank Stock.
(3) The effective net spread is a fraction, the denominator of which is the average dollar amount of interest-earning assets, and the numerator of which is net interest income (excluding stock dividends and miscellaneous interest income)


Real estate operations resulted in net gains of $579 thousand and $961 thousand for the second quarter and first six months of 1994, respectively.
Gains are mostly the result of recoveries of excess valuation allowances realized upon the sale of foreclosed properties. In comparison, the Bank recorded net losses of $459 thousand and $316 thousand for the second quarter and first six months of 1993, respectively. The losses recorded during 1993 were mostly attributable to maintenance costs and property tax payments on foreclosed multi-family properties which exceeded rents collected during the holding period before the properties were sold.

Gain on sale of loans and mortgage-backed securities was $84 thousand and $524 thousand, respectively, for the second quarter and first six months of 1994 compared to $2.5 million and $2.9 million, respectively, for the second quarter and first six months of 1993. Gain on sale of loans for the second quarter of 1993 included a gain of $2.0 million on the sale of a mortgage-backed security which had previously been identified as held for sale.




Total non-interest expenses increased by 2% during the second quarter of 1994 compared to the same period of the prior year and 4% during the first six months of 1993 compared to the same period of the prior year. The increases were in line with with the Bank's asset growth. Non-interest expenses increased slightly in 1994 compared to 1993 due to costs associated with one branch added since June of 1993. The expense-to-assets ratio was 1.26% of average assets for the second quarter of 1994 compared to 1.27% for the second quarter of 1993. On a six-month comparative basis, the expense-to-assets ratio remained at 1.29% of average assets for both periods.


          Non-accrual, Past Due, Modified  and Restructured Loans
          -------------------------------------------------------

The Bank accrues interest earned but uncollected for every loan without regard to its contractual delinquency status but establishes a specific interest allowance for each loan which becomes 90 days or more past due or in foreclosure. Loans on which delinquent interest allowances had been established totaled $124 million at June 30, 1994 compared to $106 million at December 31, 1993 and $107 million at June 30, 1993.

The additional interest that would have been earned had there been no loans 90 days or more delinquent or in foreclosure was $6.7 million as of June 30, 1994 compared to $5.8 million at December 31, 1993 and $5.0 million at June 30, 1993.

The Bank has debt restructurings which result from temporary modifications of principal and interest payments. Under these arrangements, loan terms are typically reduced to no less than a monthly interest payment required under the note. Any loss of revenues under the modified terms would be immaterial to the Bank. If the borrower is unable to return to scheduled principal and interest payments at the end of the modification period, foreclosure procedures are initiated. As of June 30, 1994, the Bank had modified loans totaling $84.0 million. As of that date, loan loss allowances totaling $6.1 million had been established for these loans.
Less than 5% of modified loans were 90 days or more delinquent as of June 30, 1994.

The Bank also restructured certain loans to borrowers who experienced damage to their properties as a result of the January 1994 earthquake.
These modifications were granted in the months immediately following the earthquake and were usually for the deferral of three to six months of loan payments. As of June 30, 1994, the modification period for most of these loans had ended. The outstanding balance of loans which remain modified for earthquake reasons as of June 30, 1994 totaled $26.4 million.

The Bank implemented Statement of Financial Accounting Standards No. 114,
"Accounting by Creditors for the Impairment of a Loan," (SFAS No. 114") as of January 1, 1994. The Bank considers a loan impaired when, based on current information and events, it believes it probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Estimated impairment losses are included in the allowance for loan losses. Adjustments to impairment losses are included in the provision for loan losses.

At June 30, 1994, the recorded investment in loans for which impairment had been recognized in accordance with SFAS No. 114 totaled $149.0 million, net of $31.1 million in loan loss allowances related to such loans.
Impaired loans as of June 30, 1994 included the following components:
non-accrual major loans of $48.6 million (major loans being defined as single family loans greater than or equal to $500 thousand and multi-family loans greater than or equal to $750 thousand), restructured debt of $58.6 million, and major loans less than 90 days delinquent in which full payments
of principal and interest are not expected totaling $41.8 million.   Of the
$149.0 million in impaired loans as of June 30, 1994, $55.9 million are included in the modified loans noted above.


                         Non-performing Assets
                         ---------------------

The Bank defines non-performing assets as loans delinquent over 90 days
(non-accrual loans), loans in foreclosure and real estate acquired in settlement of loans.

An analysis of non-performing assets as of June 30, 1994 and 1993 and December 31, 1993 follows:



                                         June 30,    December 31,   June 30,
                                           1994          1993         1993
                                         ---------   ------------   --------
                                               (Dollars in thousands)
Foreclosed real estate owned:
Single family                            $  9,277     $ 10,052    $ 14,424
Multi-family                               10,085       16,015      36,378
Commercial real estate                        137          327           -
Other                                         555          484         649
                                         --------     --------    --------
   Total foreclosed real estate owned      20,054       26,878      51,451

Delinquent loans over 90 days past due:
Single family                              26,210       25,317      31,762
Multi-family                               78,296       70,207      67,891
Commercial real estate                     19,543       10,307       6,893
Other                                         189          245         284
Specific valuation allowances             (31,238)     (14,732)     (8,696)
                                         --------     --------    --------
   Total delinquent loans                  93,000       91,344      98,134
                                         --------     --------    --------
Total non-performing assets              $113,054     $118,222    $149,585
                                         --------     --------    --------
General Valuation Allowances (GVA)       $ 77,038     $ 40,669    $ 44,282
                                         ========     ========    ========

 Ratio of general valuation allowances
 to total non-performing assets             68.1%        34.4%       29.6%
                                          =======     ========    ========

                                       14

The ratio of non-performing assets to total assets was 3.03% at June 30, 1994, compared to 3.23% at December 31, 1993 and 4.14% at June 30, 1993.
The decrease from June 30, 1993 to June 30, 1994 was caused by a 61% drop in foreclosed properties owned by the Bank and higher specific allowances
established for non-performing loans.    Management continues to dedicate
significant attention to resolving problem loan situations and disposing of foreclosed properties. Foreclosed real estate sold totaled $23.6 million and $37.3 million for the second quarter and first six months of 1994, respectively, compared to $20.0 million and $28.4 million, respectively for the second quarter and first six months of 1993.


                           Sources of Funds
                           ----------------


External sources of funds include savings deposits, advances from the Federal Home Loan Bank of San Francisco ("FHLBSF") and securitized borrowings. For purposes of funding asset growth, the source or sources of funds with the lowest cost for the desired term are typically selected.

Savings deposits are obtained from several sources: retail savings branches, the telemarketing department, and national deposit brokers.
Not including $15.8 million and $30.9 million in interest credits during the second quarter and first six months of 1994, respectively, total savings deposits decreased by $12.9 million during the second quarter and $52.0 million during the first six months of 1994.

Retail deposits decreased by $4.0 million during the second quarter and
$24.7 million during the first six months of 1994. The Bank experienced outflows of deposits acquired from the Resolution Trust Corporation in December of 1993, particularly during the first quarter of 1994. This outflow typically occurs with acquired deposits when the interest rates, which are typically above market on the date of acquisition, are adjusted to market rates after the acquisition. The Bank had several promotional campaigns during the second quarter which helped to stem the outflow of
deposits.   Retail deposits comprised 66% of total deposits at June 30, 1994.

Telemarketing deposits decreased by $59.1 million during the second quarter of 1994 and $33.1 million for the first six months of the year. These deposits, normally large deposits from pension plans and other managed trusts, decreased due primarily to higher yields available to investors on alternate investments. Telemarketing deposits comprised 11% of total deposits at June 30, 1994.

Deposits acquired from national brokerage firms increased by $50.2 million during the second quarter of 1994 and $5.8 million for the first six months of the year. The Bank has used brokered deposits for nearly 10 years and considers these deposits a stable source of funds. The Bank solicits brokered funds based on a waiver obtained from the Federal Deposit Insurance Corporation ("FDIC"), the insurer of the Bank's deposits.

The Bank's waiver expires on August 27, 1994 and it has applied for a new waiver. At June 30, 1994, brokered deposits comprised 23% of total deposits.

Securitized borrowings under reverse repurchase agreements increased by $51.7 million during the first six months of the year and $1.1 million during the second quarter. These securitized borrowings are normally the most cost effective for the Bank but the amount outstanding varies depending on the level of available collateral. The Bank converted $35.4 million and $49.3 million of loans into mortgage-backed securities during the second quarter and first six months of 1994, respectively.

FHLB advances increased by $112.5 million for both the second quarter and the first six months of 1994. The Bank utilized its borrowing capacity with the FHLB during the second quarter when it exhausted the collateral available for securitized borrowings.

Internal sources of funds include both principal payments and payoffs on loans, loan sales, and positive cash flows from operations.

Principal payments include amortization and prepayments which are a function of real estate activity and the general level of interest rates. Total principal payments were $76.6 million and $141.7 million, respectively, for the second quarter and first six months of 1994. This compares with $90.8 million and $172.3 million, respectively, for the second quarter and first six months of 1993. Principal payments decreased due to higher interest rates in 1994 compared to 1993 which had the effect of decreasing loan refinance activity.

Loan sales decreased to $5.9 million for the second quarter and $42.4 million for the first six months of 1994. This compares with loan sales of $91.2 million and $108.6 million, respectively for the second quarter and first six months of 1993. Activity for the second quarter of 1993 included the sale of a $70.2 million mortgage-backed security from the Bank's portfolio of loans and mortgage-backed securities held for sale. Due to increased interest rates in 1994, the level of loans originated for sale by the Bank decreased in 1994 compared to 1993.

PART II  -  OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Securities Holders

On April 20, 1994, the Company held its Annual Meeting of Stockholders for the purpose of voting on two proposals. The following are the matters voted on at the meeting and the votes cast for, against or withheld, and abstentions as to each such matter. There were no broker non-votes as to these matters.

1. Election of Directors

                                  For        Withheld    Abstain
                                ---------    --------    -------

    Christopher Harding         9,059,689     41,825         0
    James L. Hesburgh           9,060,438     41,076         0
    Steven L. Soboroff          9,060,439     41,075         0



2. Ratification of KPMG Peat Marwick as independent public auditors for the Company for 1994.


          For:                  9,045,331
          Against                  37,089
          Abstain:                 19,094


Item 6.  Exhibits and Reports on Form 8-K (Unaudited)


     a)  Exhibits
         1.) Computation of earnings per share. Part I hereof is hereby incorporated by reference.

         2.) Reports furnished to security holders. The second quarter report to shareholders for the period ended June 30, 1994.
              Page 19 to 24.


     b)  Reports on Form 8-K

         1.)  No reports on Form 8-K were filed during the period ended
              June 30, 1994.


                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                      FIRSTFED FINANCIAL CORP.
                                      ------------------------
                                      Registrant


                                      Date:  August 15, 1994


                                      By /s/  WILLIAM S. MORTENSEN
                                         -------------------------
                                         William S. Mortensen
                                         Chairman of the Board
                                         and Chief Executive Officer


                                         /s/  JAMES. P. GIRALDIN
                                         ---------------------------
                                         James P. Giraldin
                                         Chief Financial Officer and
                                         Executive Vice President

                             FIRSTFED FINANCIAL CORP.
                                 AND SUBSIDIARY




                       SECOND QUARTER REPORT TO STOCKHOLDERS
                        FOR THE PERIOD ENDED JUNE 30, 1994

                                FirstFed Financial Corp. and Subsidiary

                                       MESSAGE TO STOCKHOLDERS


Dear Stockholder:


    The Bank recorded a loss in the second quarter due to our provision for loan losses resulting from the earthquake and continued economic problems in Southern California. During the second quarter of the year, the Bank added $55 million in provisions for loan losses, bringing the year-to-date total to nearly $80 million. The result was a reported loss of $25.6 million for the second quarter and $31.7 million for the six-month period.

      Although no one can accurately predict when the economy will recover, recent reports by UCLA and other economic forecasters have indicated that we may have seen the worst of the current recession and that there is some possibility that the economy is improving. Real estate sales in Southern California for the month of June increased 12% over May and 27% over the level in June of last year.

    To aid in the recovery, the California state legislature is taking a more aggressive role in creating jobs and developing housing opportunities. A recent article in the Los Angeles Times indicates that the number of businesses leaving the state has declined and that some businesses are actually returning to the state. Recent reforms in the workers compensation laws have created a more business-friendly environment in the state. Furthermore, with the decrease in real estate values in the current recession, the "affordability" of housing has improved significantly in many areas of the state, making it easier for businesses to attract high quality employees.

    Despite the encouraging news, we don't know when the economy will fully recover. However, one reason for our optimism is that the volume of new loans originated by the Bank has increased 27% over the first quarter level and 6% over the second quarter of last year. Because of rising interest rates, market conditions for adjustable rate mortgages have improved. Adjustable rate mortgages have traditionally provided the Bank with strong core earnings. 99% of the loan portfolio has adjustable interest rate provisions.

     We are pleased that, due to strong allowances built in the past, the Bank's capital remains above the minimum levels required by Federal regulations. Also, as announced in a recent news release, the Company has filed a preliminary registration statement with the Securities and Exchange Commission for the future issuance of $50 million in 10-year notes.

    The Company's low expense-to-assets ratio remains well below that of our major thrift competitors. In the long run, the Bank's ability to provide services at a low cost will allow us to compete favorably in the financial environment of the future.

FINANCIAL  HIGHLIGHTS

                                                   Quarter Ended
                                             -----------------------------
                                              June 30,            June 30,
                                                1994                1993
                                             ----------          ---------
                                                (Dollars in Thousands,
                                                    Except Per Share)

At, Or For The Three Months Ended
Net Earnings (Loss)                          $   (25,553)        $     8,328
Net Earnings (Loss) Per Share                $     (2.42)        $      0.78
Common Shares Outstanding                     10,574,546          10,439,882
Weighted Average Shares for
  Earnings Per Share calculation              10,541,367          10,649,177
Book Value Per
  Common Share                               $     16.71         $     19.11
Total Loan Volume                            $   196,962         $   185,876
Total Assets                                 $ 3,736,171         $ 3,610,600
Total Loans                                  $ 3,504,528         $ 3,292,142
Total Deposits                               $ 2,284,874         $ 2,068,671
Total Borrowings                             $ 1,231,024         $ 1,291,821
Net Worth                                    $   176,704         $   199,536
Net Interest Income                          $    19,818         $    23,608
Interest Rate Spread During
 the Period                                        2.05%               2.58%
Net Worth to Assets Ratio                          4.73%               5.53%
Tangible Capital Ratio                             4.57%               5.39%
Core Capital Ratio                                 4.57%               5.39%
Risk-Based Capital Ratio                           8.71%               9.47%
Return on Average Assets                          (2.76%)              0.93%
Return on Average Equity                         (53.95%)             17.05%
Expense Ratio as a % of
 Average Assets                                    1.26%               1.27%
Non-performing Assets to
 Total Assets Ratio                                3.03%               4.14%
Adjustable Loans as a % of
 Total Loans                                      98.87%              97.99%




                                FIRSTFED FINANCIAL CORP.
                                    AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                     (Dollars in thousands, except per share data)


                                                    June 30,      December 31,
ASSETS                                               1994              1993
                                                   ---------       -----------
Cash and cash equivalents                         $    16,738      $    17,491
Investment securities, held to maturity
  (market of $ 88,645 and $104,282)                    91,719          103,836
Loans receivable                                    2,780,636        2,692,036
Mortgage-backed securities, held to maturity
  (market of $699,624 and $715,726)                   710,767          708,283
Loans held for sale, market value approximates
  carrying value                                       13,125           23,627
Accrued interest and dividends receivable              20,871           21,018
Real estate                                            20,417           27,249
Office properties and equipment, net                    9,700            8,923
Investment in Federal Home Loan Bank
 Stock, at cost                                        39,722           38,967
Other assets                                           32,476           19,687
                                                  -----------      -----------
                                                  $ 3,736,171      $ 3,661,117
                                                  ===========      ===========

LIABILITIES
Deposits                                          $ 2,284,874      $ 2,305,480
Federal Home Loan Bank advances
 and other borrowings                               1,231,024        1,093,149
Deferred income taxes                                       -           16,366
Accrued expenses and other liabilities                 43,569           37,830
                                                  -----------      -----------
                                                    3,559,467        3,452,825
                                                  -----------      -----------
STOCKHOLDERS' EQUITY
Common stock, par value $.01 per share;
 authorized 25,000,000 shares; issued
 11,371,066 and 11,326,191 shares,
 outstanding 10,574,546 and 10,529,671
 shares                                                   114              113
Additional paid-in capital                             27,414           27,279
Retained earnings - substantially
 restricted                                           161,982          193,650
Loan to employee stock ownership plan                  (2,974)          (2,918)
Treasury stock, at cost, 796,520 shares                (9,832)          (9,832)
                                                  -----------      -----------
                                                      176,704          208,292
                                                  -----------      -----------
                                                  $ 3,736,171      $ 3,661,117
                                                  ===========      ===========



                          FIRSTFED FINANCIAL CORP.
                                AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share data)


                                           Three  Months  Ended      Six Months Ended
                                                June 30,                 June 30,
                                           --------------------     -------------------
                                             1994        1993         1994         1993
                                            ------      ------       ------       ------
Interest income:
Interest on loans and mortgage-backed
 securities                               $ 52,060     $ 54,435     $105,622     $110,796
Interest and dividends on investments        2,320        2,091        4,483        3,977
                                          --------     --------     --------     --------
   Total interest income                    54,380       56,526      110,105      114,773
                                          --------     --------     --------     --------
Interest expense:
 Interest on deposits                       21,265       18,929       41,539       38,097
 Interest on borrowings                     13,297       13,989       25,129       28,019
                                          --------     --------     --------     --------
   Total interest expense                   34,562       32,918       66,668       66,116
                                          --------     --------     --------     --------
Net interest income                         19,818       23,608       43,437       48,657
Provision for loan losses                   55,030        1,849       79,700       45,972
                                          --------     --------     --------     --------
Net interest income (loss)
   after provision for losses              (35,212)      21,759      (36,263)       2,685
                                          --------     --------     --------     --------
Other income:
 Loan and other fees                         1,725        1,550        3,359        3,341
 Gain  on sale of  loans and mortgage-
     backed securities                          84        2,502          524        2,902
 Real estate operations, net                   579         (459)         961         (316)
 Other operating income                        367          430          721          814
                                          --------     --------     --------     --------
   Total other income                        2,755        4,023        5,565        6,741
                                          --------     --------     --------     --------
Non-interest expense                        11,711       11,443       23,844       22,897
                                          --------     --------     --------     --------
Earnings (loss) before income taxes        (44,168)      14,339      (54,542)     (13,471)
Income tax provision (benefit)             (18,615)       6,011      (22,874)      (5,397)
                                          --------     --------     --------    ---------
Net earnings (loss)                       $(25,553)    $  8,328     $(31,668)    $ (8,074)
                                          ========     ========     ========     ========
Earnings (loss) per share                 $  (2.42)    $   0.78     $  (3.01)    $  (0.77)
                                          ========     ========     ========     ========

Weighted averages shares for earnings
    per share calculation               10,541,367   10,649,177   10,536,561   10,427,554
                                        ==========   ==========   ==========   ===========

