Form 10-K/A
period 1993-12-31
FIRSTFED FINANCIAL CORP
filed 1994-09-07
CIK 810536

- - - - ---------------------------------------------------------------------------
- - - - ---------------------------------------------------------------------------

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

  The approximate aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 3, 1994: $148,644,715.

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

- - - - ---------------------------------------------------------------------------
- - - - ---------------------------------------------------------------------------

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

                                                                YEAR ENDED
                                                                DECEMBER 31,
                                                           --------------------
                                                            1993   1992   1991
                                                           ------  -----  -----
   ROAA (1)............................................... (0.06)%  0.65%  0.91%
   ROAE (1)............................................... (1.01)% 11.09% 16.09%
   Average Equity to Assets Ratio (1).....................  5.61 %  5.88%  5.63%

- - - - --------
(1) Monthly average basis.

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

  The Bank's primary market area is Los Angeles County. This area of Southern California has been especially affected during the current economic recession. The metropolitan Los Angeles area has had the state's largest economic decline with a widely reported loss of 500,000 jobs from 1990 to 1993. In addition to the recession, Los Angeles County has experienced civil unrest (1992), major firestorms (1993) and a devastating earthquake (1994). Despite some reported improvement in the economy, many economists believe that California, and especially Southern California, will lag behind the rest of the country during the general nationwide economic recovery. While many reasons are cited, the primary cause is the structural changes that have taken place in the defense and aerospace industries. It is not anticipated that the jobs lost in these business sectors will be replaced in the foreseeable future.

  Because the Bank typically lends less than 80% of the appraised value of the underlying collateral of loans originated, borrowers originally have equity in their properties. However, when the value of the underlying collateral declines, borrowers may have little or no remaining equity. This makes foreclosure by the Bank more likely. Additionally, multi-family property values have been impacted by decreased rental income resulting from ncreased vacancies and a general lowering of market rents. Upon foreclosure, or when foreclosure becomes likely, the assets are recorded at fair value less estimated cost to sell. Due to declines in real estate values in Southern California, loan charge-offs have increased to $49 million in 1993 from $27 million in 1992 and $9 million in 1991.

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


                                                    FOR THE YEAR ENDED
                                                     DECEMBER 31, 1993
                                            -----------------------------------
                                             AVERAGE                  INTEREST
                                              DOLLAR   YIELDS EARNED INCOME OR
                                            AMOUNT(1)  OR RATES PAID EXPENSE(2)
                                            ---------- ------------- ----------
                                                  (DOLLARS IN THOUSANDS)

Loans and mortgage-backed securities....... $3,331,352     6.64%      $221,178  I
Investment securities......................    134,986     4.70          6,343
                                            ----------                --------
Interest-earning assets....................  3,466,338     6.56        227,521
Savings deposits...........................  2,065,867     3.76         77,767
Borrowings.................................  1,309,658     4.09         53,558
                                            ----------                --------
Interest-bearing liabilities...............  3,375,525     3.89        131,325
                                            ----------
Excess of interest-earning assets over in-  $   90,813
 terest-bearing liabilities................ ==========                --------
Net Interest Income........................                           $ 96,196
                                                                      ========
Interest Rate Spread.......................                2.67
Effective Net Spread.......................                2.77




                                                    FOR THE YEAR ENDED
                                                     DECEMBER 31, 1992
                                            -----------------------------------
                                             AVERAGE                  INTEREST
                                              DOLLAR   YIELDS EARNED INCOME OR
                                            AMOUNT(1)  OR RATES PAID EXPENSE(2)
                                            ---------  ------------- ----------
                                                  (DOLLARS IN THOUSANDS)

Loans and mortgage-backed securities....... $3,144,596     7.92%      $248,964
Investment securities......................    123,481     4.24          5,238
                                            ----------                --------
Interest-earning assets....................  3,268,077     7.78        254,202
Savings deposits...........................  1,884,436     4.66         87,841
Borrowings.................................  1,241,011     5.10         63,230
                                            ----------                --------
Interest-bearing liabilities...............  3,125,447     4.83        151,071
                                            ----------
Excess of interest-earning assets over in-  $  142,630
 terest-bearing liabilities................ ==========                --------
Net Interest Income........................                           $103,131
                                                                      ========
Interest Rate Spread.......................                2.95
Effective Net Spread.......................                3.16

- - - - --------
(1) Non-accrual loans were included in the average dollar amount of loans outstanding but no income was recognized during the period that the loan was on non-accrual status.
(2) Dividends on Federal Home Loan Bank stock and miscellaneous interest income were not considered in this analysis.



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

- - - - --------
(1) Non-accrual loans were included in the average dollar amount of loans outstanding but no income was recognized during the period that the loan was on non-accrual status.
(2) Dividends on Federal Home Loan Bank stock and miscellaneous interest income were not considered in this analysis.


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
                                                    ======= ========  ========


                                                      YEAR ENDED DECEMBER 31,
                                                      -------------------------
                                                          1991 VERSUS 1990
                                                      -------------------------
                                                           CHANGES DUE TO
                                                      -------------------------
                                                      VOLUME    RATE     TOTAL
                                                      ------    ----     -----
Interest Income:
  Loans.............................................. $31,417 $(24,797) $ 6,620
  Investments........................................   1,240   (2,083)    (843)
                                                      ------- --------  -------
    Total interest income............................  32,657  (26,880)   5,777
Interest Expense:
  Deposits...........................................   6,116  (21,070) (14,954)
  Borrowings.........................................  17,956  (14,863)   3,093
                                                      ------- --------  -------
    Total interest expense...........................  24,072  (35,933) (11,861)
                                                      ------- --------  -------
      Net interest income............................ $ 8,585 $  9,053  $17,638
                                                      ======= ========  =======

- - - - --------
Note: Changes in rate/volume (change in rate multiplied by the change in average volume) have been allocated to the change in rate or the change in volume based upon the respective percentages of the combined totals. Dividends on Federal Home Loan Bank Stock and miscellaneous interest income were not considered in this analysis.

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

  In October 1993, the Bank established a new mortgage banking program in response to consumer demand for fixed rate loans in a falling interest rate environment, to formalize the fixed rate loan origination activities that the Bank had been conducting during 1993. Under this program, the Bank offers competitively-priced fixed rate loans and certain adjustable rate loans which the Bank would not typically retain in its portfolio. These products are sold in the secondary loan markets. Management believes that this expanded array of loan products will allow the Bank to compete more effectively during periods in which the Bank's traditional AMLs are less in demand. Because the new mortgage banking program was started late in 1993, it did not have a substantial impact on loan originations or loan sales during the year.

  In early 1994, interest rates began to rise and the demand for fixed rate loans began to decrease. Accordingly, the Bank does not believe that the origination of loans for sale in 1994 will constitute a significant portion of its loan origination activity unless interest rates begin to decrease.

   For the years ended December 31, 1993, 1992 and 1991, $87.2 million, $154.1 million and $60.0 million, respectively, of loans were originated for sale, constituting 11.7%, 18.3% and 9.3%, respectively, of the Bank's total loan originations. The high level of loans originated for sale in 1992 was attributable to an influx of fixed rate loans brought to the Bank by non-exclusive loan brokers. The level of loans originated for sale in 1993 was attributable to stronger consumer preference during such period for fixed rate loans.

  Loans and mortgage-backed securities held for sale at December 31, 1993, 1992 and 1991 were $23.6 million, $91.6 million and $154.1 million, respectively, constituting .7%, 2.8% and 5.1%, respectively, of the Bank's total loans and mortgage-backed securities held at such dates. Gains on sales of loans and mortgage-backed securities for the years ended
December 31, 1993, 1992 and 1991 were $4.3 million, $2.1 million and
$1.1 million, respectively. The decreases in loans and mortgage-backed securities held for sale, and the increases in gains from sales of such securities, were attributable to sales of loans and mortgage-backed securities which the Bank had held for several years.

  The Bank's loan servicing fees during the years ended December 31, 1993, 1992 and 1991 were $4.1 million, $3.7 million and $3.9 million, respectively, constituting 1.8%, 1.5% and 1.3%, respectively, of total interest income for such periods.

   Loans originated for resale are recorded at the lower of cost or market. The time from origination to sale may take up to three months due to packaging requirements.

  The Bank structures mortgage-backed securities with loans from its own loan portfolio for use in collateralized borrowing arrangements.
In exchange for the improvement in credit risk when the mortgage-backed securities are formed, guarantee fees are paid to FHLMC or FNMA.
$112 million, $187 million and $157 million in loans were converted into mortgage-backed securities during 1993, 1992 and 1991, respectively. All mortgage-backed securities included in the Bank's loan portfolio were originated by the Bank. Therefore, the mortgage-backed securities generally have the same experience with respect to prepayment, repayment, delinquencies and other factors as the remainder of the Bank's portfolio.

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

  Interest Rates, Terms and Fees. First Federal aggressively markets adjustable mortgage loans ("AMLs") with 30 year terms and interest rates which adjust each month based upon the Index. (See "Asset--
Liability Management" in Management's Discussion and Analysis of Financial Condition and Results of Operations.) The monthly payment is changed annually, but the maximum annual change in that payment is limited to 7.5%. Any additional interest due is added to the principal balance of the loan. Payments are adjusted every five years without regard to the 7.5% limitation to provide for full amortization during the balance of the loan term. Although the interest rates are adjusted monthly, these loans have a lifetime cap ranging from 400 to 750 basis points above their initial interest rate. Generally, these loans may be assumed at any time during their term provided that the Bank enters into a separate written agreement with the current borrower and the qualified borrower to whom the property is transferred. Additionally, the new borrower is required to pay assumption fees customarily charged for similar transactions.

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

  The Bank has debt restructurings which result from temporary modifications of principal and interest payments. Under these arrangements, loan terms are typically reduced to no less than a monthly interest payment required under the note. Any loss of revenues under the modified terms would be immaterial to the Bank. If the borrower is unable to return to scheduled principal and interest payments at the end of the modification period, foreclosure procedures are initiated. As of December 31, 1993, t he Bank had modified loans totaling $66.2 million. The Bank had established loan loss allowances of $4.1 million for these loans. No modified loans were 90 days or more delinquent as of December 31, 1993.

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

  In response to the above factors, the general loan allowance has increased over the last three years to 1.48% of loans with loss exposure at December 31, 1993 from 0.93% at December 31, 1992 and 0.41% at December 31, 1991. As a result of continued weaknesses in the economy and real estate markets in which the Bank operates, further increases in the general valuation allowance may be required in future periods. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's general valuation allowance. These agencies may require the Bank to establish additional general valuation allowances based on their judgments of the information available at the time of the examination.
                                   11

  The following is an analysis of the activity in the Bank's general valuation allowances for the periods indicated.


 GENERAL VALUATION ALLOWANCES AND LOAN CHARGE-OFF ACTIVITY


                                          YEAR ENDED DECEMBER 31,
                                   -----------------------------------------------
                                     1993   1992    1991   1990    1989
                                     ----   ----    ----   ----    ----
                                         (IN THOUSANDS, EXCEPT PERCENTAGES)
  Beginning General Valuation
   Allowances..............................      $ 27,854  $ 13,937    $  11,181    $  8,394     $  7,692
  Provisions for Loan Losses................       67,679    41,384       11,833       4,126          824
  Charge-Offs:
   Single Family...........................       (8,605)    (4,863)      (1,690)       (260)         (7)
   Multi-Family............................      (38,178)   (22,470)      (7,696)       (800)          -
   Commercial .............................       (1,574)       -            440        (200)          -
   Non-Real Estate.........................         (276)      (134)        (131)        (79)       (115)
   Total Charge-Offs.......................       (48,633)  (27,467)      (9,077)     (1,339)        (122)
                                                 --------  --------     --------     -------     --------
   Ending General Valuation
   Allowances..............................       $46,900   $27,854     $ 13,937    $  11,181     $  8,394
                                                 ========  ========     ========     ========       ======
  Charge-Offs as Percentage of Average
   Loans Receivable (Excluding MBS)........         1.82%     1.11%        0.40%        0.06%         0.01%
                                                    =====    =====         =====        =====         =====


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

  Following the acquisition of foreclosed real estate ("REO"), the Bank evaluates the property and establishes a plan for marketing and disposition. The Bank inspects the property, using independent professionals when necessary. After inspecting such property, the Bank determines whether the property may be disposed of in its present condition or whether repairs, rehabilitation or improvements are necessary. In response to the increased levels of REO, the Bank has established a committee that meets weekly for the purpose of supervising the disposition of the Bank's REO.

 The following table provides information regarding the Bank's REO activity for the periods indicated:


             REAL ESTATE ACQUIRED IN SETTLEMENT OF LOANS ACTIVITY


                                         YEAR ENDED DECEMBER 31,
                                  --------------------------------------
                                   1993        1992         1991
                                   ----        ----         ----
                                          (IN THOUSANDS)

  Beginning Balance............   $ 23,858     $  8,172      $   422
  Additions....................     93,010       76,121       28,647
  Sales........................    (89,990)     (60,435)     (20,897)
                                 ---------    ---------     --------
  Ending Balance...............   $ 26,878    $ 23,858       $ 8,172
                                 =========    =========     ========


  The following table details general loan valuations by loan type for the periods indicated.


                                 % OF          % OF          % OF          % OF
                          1993   TOTAL  1992   TOTAL  1991   TOTAL  1990   TOTAL
                         ------- ----- ------- ----- ------- ----- ------- -----
                                      (DOLLARS IN THOUSANDS)
Real Estate Loans:
  Single Family......... $ 6,607   14% $ 3,935   14% $ 4,084   29% $ 2,905   26%
  Multi-Family..........  37,691   81   20,708   75    7,581   54    6,093   55
  Commercial and Indus-
   trial................   2,551    5    3,154   11    2,194   16    2,066   18
Non Real Estate Loans...      51    -       57    -       78    1      117    1
                         -------  ---  -------  ---  -------  ---  -------  ---
  Total................. $46,900  100% $27,854  100% $13,937  100% $11,181  100%
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

  The cost of funds, operating margins and net income of the Bank associated with brokered and telemarketing deposits are generally comparable to the cost of funds, operating margins and net income of the Bank associated with retail deposits, FHLB borrowings and repurchase agreements. As the cost of each source of funds fluctuates from time to time, based on market rates of interest generally offered by the Bank and other depository institutions and associated costs, the Bank seeks funds from the lowest cost source until the relative costs change. As the costs of funds, operating margins and net income of the Bank associated with each source of funds are generally comparable, the Bank does not deem the impact of its use of any one of the specific sources of funds at a given time to be material.

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



                                                DECEMBER 31,
                          --------------------------------------------------------
                                 1993               1992               1991
                          ------------------ ------------------ ------------------
                            AMOUNT      %      AMOUNT      %      AMOUNT      %
                          ---------- ------- ---------- ------- ---------- -------
                                (DOLLARS IN THOUSANDS)
Variable rate non-term
 accounts:
  Money market deposit
   accounts (weighted
   average rate 2.40%,
   2.75% and 4.08%).....  $  196,467     9%  $  186,721     9%  $  144,440     8%
  Interest-bearing
   checking accounts
   (weighted average
   rate 2.18%, 2.39% and
   3.85%)...............     148,460     6      127,985     7       72,846     4
  Passbook accounts
   (2.29%, 2.64% and
   4.25%)...............     118,455     5      106,247     5       61,700     4
  Non-interest bearing
   checking
   accounts.............      44,868     2       33,177     2       16,070     1
                          ----------  ----   ----------  ----   ----------  ----
                             508,250    22      454,130    23      295,056    17
  Fixed term rate cer-
   tificate accounts:
  Under six month term
   (weighted average
   rate of 2.77%, 3.20%
   and 5.23%)...........      69,132     3      117,954     6      120,841     7
  Six month term
   (weighted average
   rate of 3.13%, 3.50%
   and 5.68%)...........     299,368    13      230,489    12      123,040     7
  Nine month term
   (weighted average of
   3.36%, 3.77% and
   6.45%)...............     200,269     9       45,852     2      118,249     7
  One year to 18 month
   term (weighted aver-
   age rate of 3.67%,
   4.14% and 6.39%).....     474,853    20      333,798    17      308,945    18
  Two year or 30 month
   term (weighted aver-
   age rate of 4.67%,
   6.16% and 7.13%).....     148,993     7      186,473     9      107,866     6
  Over 30 month term
   (weighted average
   rate of 5.80%, 6.56%
   and 7.77%)...........     307,513    13      141,713     7       68,152     4
  Discounted accounts
   (weighted average
   rate of 7.50%).......         --    --           --    --            34   --
  Negotiable certifi-
   cates of $100,000 and
   greater, 30 day to
   one year terms
   (weighted average
   rate of 3.43%, 3.82%
   and 5.84%)...........     297,102    13      472,336    24      597,920    34
                          ----------  ----   ----------  ----   ----------  ----
                           1,797,230    78    1,528,615    77    1,445,047    83
                          ----------  ----   ----------  ----   ----------  ----
  Total deposits
   (weighted average
   rate of 3.60%, 3.97%
   and 5.74%)...........  $2,305,480   100%  $1,982,745   100%  $1,740,103   100%
                          ==========  ====   ==========  ====   ==========  ====

                                       17


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

A schedule detailing the FDIC assessments rates as a percentage of deposits follows:


                                                         GROUP A GROUP B GROUP C
                                                         ------- ------- -------
      [S]                                                  [C]     [C]      [C]
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

  Loans to One Borrower. Savings institutions are subject to the same loans-to- one borrower ("LTOB") restrictions that are applicable to national banks, with limited provisions for exceptions. In general, the national bank standard restricts loans to a single borrower to no more than 15% of a bank's "unimpaired capital" and "unimpaired surplus", plus an additional 10% if the loan is collateralized by certain readily marketable collateral. The Bank's loans were within the LTOB limitations at December 31, 1993.

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


ITEM 6--SELECTED FINANCIAL DATA

  Selected financial data for the Company is presented below:

                    FIRSTFED FINANCIAL CORP. AND SUBSIDIARY
                  FIVE YEAR CONSOLIDATED SUMMARY OF OPERATIONS

                           1993        1992       1991       1990       1989
                           ----        ----       ----       ----       ----
                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
For the Year Ended De-
 cember 31:
  Interest income....... $ 229,445   $ 255,612  $ 296,530  $ 291,436  $ 245,101
  Interest expense......   131,616     151,510    195,756    207,817    185,059
  Net interest income...    97,829     104,102    100,774     83,619     60,042
  Provision for loan
   losses...............    67,679      41,384     11,833      4,126        824
  Other income..........    12,054      12,634      7,059      7,025      7,963
  Non-interest expense..    45,298      46,125     40,482     39,355     32,817
  Income taxes (bene-
   fit).................    (1,046)     11,198     27,091     20,112     13,862
  Earnings (loss) before
   income taxes
   (benefit) and cumula-
   tive effect of
   change in accounting
   principle............    (3,094)     29,227     55,518     47,163     34,364
  Earnings (loss) before
   cumulative effect
   of change in account-
   ing principle........    (2,048)     18,029     28,427     27,051     20,502
  Net earnings (loss)...    (2,048)     22,104     28,427     27,051     20,502
  Earnings (loss) per
   share before cumula-
   tive effect of change
   in accounting princi-
   ple..................     (0.19)       1.66       2.61       2.49       1.88
  Earnings (loss) per
   share (1)(2).........     (0.19)       2.04       2.61       2.49       1.88
End of Year:
  Loans receivable...... 2,715,663   2,496,700  2,368,796  2,131,917  2,024,336
  Mortgage-backed secu-
   rities...............   708,283     769,155    644,264    614,306    307,733
  Investment securities.   103,836      43,736    111,172     76,253    141,268
  Total assets.......... 3,661,117   3,446,573  3,287,059  3,051,808  2,583,705
  Deposits.............. 2,305,480   1,982,745  1,740,103  1,739,653  1,552,789
  Borrowings............ 1,093,149   1,196,241  1,280,372  1,062,804    815,101
  Liabilities........... 3,452,825   3,239,062  3,096,883  2,890,370  2,448,734
  Net Worth.............   208,292     207,511    190,176    161,438    134,971
  Book value per share
   (1)..................     19.78       19.98      18.28      15.81      13.14
Selected Ratios:
  Return on average as-
   sets.................     (0.06)%      0.65%      0.91%      0.97%      0.87%
  Return on average eq-
   uity.................     (1.01)%     11.09%     16.09%     18.31%     16.71%
  Ratio of non-perform-
   ing assets to total
   assets...............      3.23%       2.62%      1.83%      0.82%      0.33%
Other Data:
  Number of Bank full
   service branches.....        25          24         18         18         16
- - - - --------
(1) Adjusted for three-for-two stock splits declared August 22, 1985,
    June 19,1986 and September 24, 1987 and  five-for-four stock splits declared October 27, 1988 and September 26, 1991.
(2) Fully diluted basis.


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


ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

- - - - --------
(1) Includes earnings on certificates of deposit and investments. Does not include earnings on FHLB stock.
(2) Net interest income (the difference the dollar amounts of interest earned and paid) dividend by average interest earning assets.
(3) Weighted average yield on all interest-earnings assets less weighted average rate paid on all interest-bearing liabilities.



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
                                   33

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
                          ========== ========== ========== ========== ==========

                              ASSET QUALITY

  Assets Quality Ratios
  ---------------------

  The following table sets forth certain asset quality ratios of the Bank for the periods indicated


                                              DECEMBER 31,
                               ------------------------------------------------
                                1989     1990     1991    1992     1993
                                ----     ----    ----     ----     ----
   Non-Performing Loans to
    Loans Receivable (1)...........      0.42%    1.13%   2.16%    2.61%     3.28%
   Non-Performing Assets to
    Total Assets (2)...............      0.33%    0.82%   1.83%    2.62%     3.23%
   Loan Loss Allowances to
    Non-Performing Loans (3).......     97.64%   40.24%  31.31%    37.54%    52.23%
   General Loss Allowances to
    Total Loans with Loss
     Exposure.(4).................       0.41%    0.42%   0.49%    0.93%      1.48%
   -------------
   (1) Non-performing loans are net of specific loan loss allowances.  Loans receivable exclude mortgage-backed securities and are before deducting unrealized loan fees and general valuation allowances.
   (2) Non-performing assets are net of specific loan loss allowances.
   (3) Bank's loan loss allowances, including specific loan loss allowances for non-performing loans and general valuation allowances but excluding general valuation allowances for loans sold by the Bank with full or limited recourse.  Non-performing loans are before deducting specific loan loss allowances.
   (4) Bank's general valuation allowances, including general valuation allowances for loans sold with full or limited recourse.


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


                      Allowance for Loan Losses

  An analysis of the changes in the allowance for loan losses is presented in note 3 of the Notes to Consolidated Financial Statements. At December 31, 1993, the allowance for loan losses was comprised of $46.9 million in general valuation allowances. Total general valuation allowances, including allowances on loans sold with recourse amounted to 1.48%
of the loans with loss exposure at the end of 1993. This compares to 0.93
% at the end of 1992 and 0.41% at the end of 1991. The increase reflects management's concerns regarding the Southern California economy. The current level of loss allowances is considered adequate to cover the Bank's loss exposure at this time.

  The Bank's total loan loss allowances increased 93.3 from December 31, 1992 to December 31,1993. The increase in loan loss allowances is attributable to the increase in non-performing loans. The overall increase in the loan portfolio and the continuing decline in the Southern California real estate market.



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



                           INTEREST-SENSITIVITY GAP


                                                       BALANCES       BALANCES     BALANCES  BALANCES
                                                       --------       --------     --------  --------
                                                       REPRICING      REPRICING    REPRICING REPRICING
                                                       ---------      ---------    --------- ---------
                                              TOTAL     WITHIN         WITHIN      WITHIN     AFTER
                                              -----     ------         ------      ------     -----
                                            BALANCE   0-3 MONTHS     4-12 MONTHS    1-5 YEARS  5 YEARS
                                          ---------   ---------      -----------   ---------  ---------
                                                                    (IN THOUSANDS)
Interest-Earning Assets:
  Investment Securities                 $    103,836    $    1,100      $ 3,011    $ 99,725    $       -
  MBS                                        708,283       697,705           -           -        10,578
  Loans Receivable:
    Interest Rate Sensitive Loans         2,658,594      2,658,594           -           -           -
    Fixed Rate Loans                         56,880          6,530        7,717      16,778        25,855
                                        -----------     -----------     --------   --------     ---------
     Total Interest-Earning
      Assets                             $3,527,593     $3,363,929      $10,728   $ 116,503      $ 36,433
                                        ===========    ===========     ========   =========     =========
 Interest-Bearing Liabilities
   Demand Accounts...................    $  504,405     $  504,405      $      -  $      -       $     -
   Fixed Rate Term Certificate......      1,802,050        593,114        811,807    311,525       85,604
   Borrowings:
     FHLB Advances...................       514,700        317,500         33,000    164,200           -
     Reverse Repurchase .............
      Agreements....................        548,649        457,199         91,450          -           -
     Other Borrowings................        24,800         22,800          2,000          -           -
                                        -----------     ----------      ---------  ---------    ---------
      Total Interest-Bearing
       Liabilities.................      $3,394,604     $1,895,018     $  938,257  $ 475,725     $ 85,604
                                        ===========    ===========     ==========  =========     ========
  Interest-Sensitivity Gap...........    $  132,989     $1,468,911     $ (927,529) $(359,222)    $(49,171)
                                        ===========    ===========     ==========  =========     ========
  Interest-Sensitivity Gap as a
   Percentage of Total Assets.......                        40.11%       (25.33)%     (9.81)%       (1.34)%
                                                           =======        ========   ========       =======

  Cumulative Interest-Sensitivity Gap                   $1,468,911     $  541,382    $182,160     $  132,989
                                                       ===========     ==========   ==========     =========
  Cumulative Interest-Sensitivity
   Gap as a Percentage of Total
     Assets.........................                        40.11%         14.78%       4.97%          3.63%
                                                            ======        ======        =====          =====

                                      39

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
                                                        ==========  ==========

 See accompanying notes to consolidated financial statements.
                                      41

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
                                                    ========  ======== ========

See accompanying notes to consolidated financial statements.
                                        42


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

 Gain or Loss on Sale of Loans

  The Bank sells mortgage loans and loan participations with yield rates to the buyer based upon the current market rates which may differ from the contractual rate on the loans sold. Gain or loss is recognized and a premium or discount is recorded at the time of sale based upon the net present value of amounts expected to be received or paid resulting from the difference between the contractual interest rates and the yield to the buyer, excluding a normal servicing fee to be earned for continuing to service the loans. Amortization of discount or premium represents an adjustment of yield and is reflected as an addition to or reduction of interest income using the interest method over the life of such loans adjusted for estimated prepayments. Excess service fees are written down for impairment if the present value of the estimated remaining future excess service fee revenue, using the same discount factor used to calculate the original excess service fee receivable, exceeds the recorded amount.

                    FIRSTFED FINANCIAL CORP. AND SUBSIDIARY

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


(2) Securities Purchased Under Agreements to Resell

  The amounts advanced under agreements to resell securities (repurchase agreements) represent short-term investments. During the agreement period the securities are maintained by the dealer under a written custodial agreement that explicitly recognizes the Bank's interest in the securities. The Bank had no agreements to resell securities at December 31, 1993 or December 31, 1992. Securities purchased under agreements to resell averaged $48,761,000 and $94,918,000 during 1993 and 1992, and the maximum amounts outstanding at any month end during 1993 and 1992 were $95,000,000 and $120,000,000, respectively.
                                 47

                    FIRSTFED FINANCIAL CORP. AND SUBSIDIARY

(3) Loans Receivable and Mortgage-backed Securities


  Loans receivable and mortgage-backed securities are summarized as follows:

                                                              1993       1992
                                                           ---------- ----------
                                                              (IN THOUSANDS)
Real Estate Loans:
  First trust deed residential loans:
    One unit.............................................. $1,543,758 $1,432,543
    Two to four units.....................................    340,035    296,550
    Five or more units....................................  1,325,659  1,287,077
                                                           ---------- ----------
    Residential loans.....................................  3,209,452  3,016,170
  Other real estate loans:
    Commercial and industrial.............................    245,387    256,474
    Second trust deeds....................................     24,606     29,441
    Other.................................................      5,861     10,733
                                                           ---------- ----------
      Real estate loans...................................  3,485,306  3,312,818
Non-real estate loans:
  Manufactured housing....................................      2,880      3,481
  Deposit accounts........................................      1,086      1,184
  Consumer................................................        847      1,494
                                                           ---------- ----------
      Loans receivable....................................  3,490,119  3,318,977
Less:
  General loan valuation allowances.......................     46,900     27,854
  Unearned loan fees......................................     19,273     25,268
                                                           ---------- ----------
      Subtotal............................................  3,423,946  3,265,855
                                                           ---------- ----------
Less:
  Mortgage-backed securities..............................    708,283    693,072
  Loans and mortgage-backed securities held for sale......     23,627     91,558
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

  Loans serviced for others totaled $786,809,000, $891,484,000 and $1,052,980,000 at December 31, 1993, 1992 and 1991, respectively.

  The Bank has loss exposure on certain loans sold with recourse. These loans are combined with the Bank's loan portfolio for purposes of computing general valuation allowances and measuring credit risk exposure.
The dollar amount of loans sold with recourse totaled $316,136,000 and $396,653,000, respectively, as of December 31, 1993 and 1992. The maximum potential recourse liability totaled $69,808,000 and $82,056,000, respectively, as of December 31, 1993 and December 31, 1992. The Bank's allowance for losses related to loans sold with recourse totaled $6,231,000 and $5,780,000 at December 31, 1993 and 1992, respectively.

  At December 31, 1993 the Bank had outstanding commitments to fund $62,015,000 in real estate loans.

                    FIRSTFED FINANCIAL CORP. AND SUBSIDIARY

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
                                                                ------- -------
                                                                $ 8,923 $ 9,520
                                                                ======= =======


                    FIRSTFED FINANCIAL CORP. AND SUBSIDIARY

(5) Office Properties, Equipment and Lease Commitments (continued)

  The Bank is obligated under noncancelable operating leases for periods ranging from five to thirty years. The leases are for certain of the office facilities. Approximately half of the leases for office facilities contain five and ten year renewal options. Minimum rental commitments at December 31, 1993 under all noncancelable leases are as follows:



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

                   FIRSTFED FINANCIAL CORP. AND SUBSIDIARY


(6)Deposits

  Deposit account balances are summarized as follows:


                                                     1993            1992
                                                --------------  --------------
                                                 AMOUNT    %     AMOUNT    %
                                                ---------- ---  ---------- ---
                                                     (DOLLARS IN THOUSANDS)
Variable rate non-term accounts:
  Money market deposit accounts (weighted
   average rate of 2.40% and 2.75%)............ $  196,467   9% $  186,721   9%
  Interest-bearing checking accounts (weighted
   average rate of 2.18% and 2.39%)............    148,460   6     127,985   7
  Passbook accounts (weighted average rate of
   2.29% and 2.64%)............................    118,455   5     106,247   5
  Non-interest bearing checking accounts.......     44,868   2      33,177   2
                                                ---------- ---  ---------- ---
                                                   508,250  22     454,130  23
                                                ---------- ---  ---------- ---
Fixed rate term certificate accounts:
  Under six month term (weighted average rate
   of 2.77% and 3.20%).........................     69,132   3     117,954   6
  Six month term (weighted average rate of
   3.13% and 3.50%)............................    299,368  13     230,489  12
  Nine month term (weighted average rate of
   3.36% and 3.77%)............................    200,269   9      45,852   2
  One year to 18 month term (weighted average
   rate of 3.67% and 4.14%)....................    474,853  20     333,798  17
  Two year or 30 month term (weighted average
   rate of 4.67% and 6.16%)....................    148,993   7     186,473   9
  Over 30 month term (weighted average rate of
   5.80% and 6.56%)............................    307,513  13     141,713   7
  Negotiable certificates of $100,000 and
   greater, 30 day to one year terms (weighted
   average rate of 3.43% and 3.82%)............    297,102  13     472,336  24
                                                ---------- ---  ---------- ---
                                                 1,797,230  78   1,528,615  77
                                                ---------- ---  ---------- ---
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

                 FIRSTFED FINANCIAL CORP. AND SUBSIDIARY

(6) Deposits (continued)

  The following table indicates the maturities and weighted average interest rates of the Bank's deposits at December 31, 1993:


                          NON-TERM
                          ACCOUNTS    1994      1995    1996    1997   THEREAFTER   TOTAL
                          -------- ---------- -------- ------- ------- ---------- ----------
                                                (DOLLARS IN THOUSANDS)
Deposits at December 31,
 1993...................  $508,250 $1,414,006 $171,317 $89,872 $16,361  $105,674  $2,305,480
                          ======== ========== ======== ======= =======  ========  ==========
Weighted average
 interest rates.........     2.10%      3.68%    4.78%   5.47%   5.87%     5.93%       3.60%
                          ======== ========== ======== ======= =======  ========  ==========


  Interest expense on deposits is summarized as follows:


                                                        1993    1992     1991
                                                       ------- ------- --------
                                                            (IN THOUSANDS)
      Passbook accounts............................... $ 2,580 $ 2,806 $  3,319
      Money market deposits and interest-bearing
       checking accounts..............................   7,918   8,328    7,524
                                                       ------- ------- --------
      Certificate accounts............................  67,243  76,668  104,784
                                                       ------- ------- --------
                                                       $77,741 $87,802 $115,627
                                                       ======= ======= ========

(7) Federal Home Loan Bank Advances and Other Borrowings


  Federal Home Loan Bank (FHLB) Advances and other borrowings consist of the following:


                                                               1993     1992
                                                             -------  --------
                                                               (IN THOUSANDS)
      Advances from the FHLB of San Francisco with a
       weighted average interest rate of 4.70% and 5.20%,
       secured by FHLB stock and certain real estate loans
       with unpaid principal balances of approximately
       $1,262,008,000 at December 31, 1993, payable through
       1996................................................  $514,700 $654,500
      Unsecured term funds with a weighted average interest
       rate of 3.33% and 3.52%, maturing within one year...    24,800   47,650
      Unsecured promissory note with an interest rate of
       prime plus 1% (7% and 7%), maturing within one year.     5,000    3,000
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

  The Internal Revenue Service (IRS) is currently examining tax years 1984 to 1988 and has proposed adjustments primarily related to timing differences as to the recognition of certain taxable income and expense items. While the Bank has provided for deferred taxes for federal and state purposes, a change in the period of income recognition could result in interest due to the government. Although the outcome of the audits is not known at this time, and it may take several years to resolve any disputed matters, the Bank has recorded charges of $1,776,000, $3,409,000 and $2,262,000 in 1993,
1992 and 1991, respectively, as accrued interest on possible tax adjustments which may be required in connection with the tax returns for all periods affected by such income recognition issues. At December 31, 1993, the Bank had $7,447,000 of accrued interest payable recorded as a liability on the consolidated statement of financial condition. The amount of interest accrued was based upon the tax issues known to date and is management's best estimate of liability as of this date.


(10) Stockholders' Equity and Earnings (Loss) Per Share

  The Company's stock charter authorizes 5,000,000 shares of serial preferred stock. As of December 31, 1993 no preferred shares have been issued.

  The Company declared a five-for four stock split on September 26, 1991. Fractional shares were paid in cash. All per share amounts in the accompanying consolidated financial statements have been adjusted for the split.
                             55

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

                    FIRSTFED FINANCIAL CORP. AND SUBSIDIARY

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

                    STATEMENTS OF FINANCIAL CONDITION
                             (IN THOUSANDS)

                                                     DECEMBER 31,
                                                   ------------------
                                                      1993      1992
                                                   --------  --------
Assets:
  Cash............................................ $    923  $    586
  Other assets....................................       25        25
  Investment in subsidiary........................  212,226   209,841
                                                   --------  --------
                                                   $213,174  $210,452
                                                   ========  ========
Liabilities and Stockholders' Equity:
  Note payable.................................... $  5,000  $  3,000
  Other liabilities...............................     (118)      (59)
  Stockholders' equity............................  208,292   207,511
                                                   --------  --------
                                                   $213,174  $210,452
                                                   ========  ========

                            STATEMENTS OF OPERATIONS
                             (IN THOUSANDS)

                                                  YEARS ENDED DECEMBER 31,
                                                   ---------------------------
                                                       1993      1992     1991
                                                    --------  --------  -------
Other income (expense), net....................... $    (78) $    (28) $   (48)
Equity in undistributed net earnings (loss) of       (1,970)   22,132   28,475
 subsidiary....................................... --------  --------  -------
Net earnings (loss)............................... $ (2,048) $ 22,104  $28,427
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


                                       60

                    FIRSTFED FINANCIAL CORP. AND SUBSIDIARY

(14) Fair Values of Financial Instruments (continued)

  The following table presents fair value information for financial instruments shown in the Bank's statements of financial condition for which there is no readily available market. The fair values for these financial instruments were calculated by discounting expected cash flows. Because the particulars of these financial instruments have not been evaluated for possible sale and because management does not intend to sell these financial instruments, the Bank does not know whether the fair values shown below represent values at which the respective financial instruments could be sold.


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

 Deferred Premiums Arising from the Sale of Loans

  The carrying amount reported in the Statement of Financial Condition for this item approximates fair value.


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

                                  FIRSTFED FINANCIAL CORP., a Delaware
                                    corporation


                                    By: /s/ William S. Mortensen
                                        _______________________________
                                        William S. Mortensen, Chairman and
                                          Chief Executive Officer

                                          Date: September 7, 1994


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

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 24th day of September 7, 1994.

              SIGNATURE                         TITLE

      /s/ William S. Mortensen          Chairman of the Board (Principal
- - - - -------------------------------------    Executive Officer)
        William S. Mortensen

        /s/ James P. Giraldin           Executive Vice President (Principal
- - - - -------------------------------------    Financial Officer)
          James P. Giraldin

        /s/ Michael R. Hilton           Senior Vice President and Controller
- - - - -------------------------------------    (Principal Accounting Officer)
          Michael R. Hilton

     /s/ Samuel J. Crawford, Jr.        Director
- - - - -------------------------------------
         Samuel J. Crawford

     /s/ Christopher M. Harding         Director
- - - - -------------------------------------
       Christopher M. Harding

       /s/ Babette E. Heimbuch          Director
- - - - -------------------------------------
         Babette E. Heimbuch

        /s/ James L. Hesburgh           Director
- - - - -------------------------------------
          James L. Hesburgh

          /s/ June Lockhart             Director
- - - - -------------------------------------
            June Lockhart

        /s/ Charles F. Smith            Director
- - - - -------------------------------------
          Charles F. Smith

       /s/ Steven L. Soboroff           Director
- - - - -------------------------------------
         Steven L. Soboroff

        /s/ John R. Woodhull            Director
- - - - -------------------------------------
          John R. Woodhull

                               66




