Form 10-Q/A
period 1994-03-31
FIRSTFED FINANCIAL CORP
filed 1994-09-07
CIK 810536

- - - -----------------------------------------------------------------
- - - -----------------------------------------------------------------


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


- - - -----------------------------------------------------------------
- - - -----------------------------------------------------------------

                         FIRSTFED FINANCIAL CORP.
                              AND SUBSIDIARY
                            INDEX TO FORM 10-Q


                                                             PAGE
PART I.   FINANCIAL INFORMATION

 Item 1. Financial Statements
          Consolidated Statements of Financial Condition-
          March 31, 1994 and December 31, 1993                3

          Consolidated Statements of Operations-Three
          Months Ended March 31, 1994 and 1993                4

          Consolidated Statements of Cash Flows-
          Three Months Ended March 31, 1994 and 1993          5

          Notes to Consolidated Financial Statements          6

 Item 2. Management's Discussion and Analysis of
         Financial Condition and Results of Operations        7



PART II.  OTHER INFORMATION

 Item 6. Exhibits and Reports on Form 8-K                     18

 SIGNATURES                                                   19

PART I - FINANCIAL STATEMENTS
Item 1.  Financial Statements

                          FIRSTFED FINANCIAL CORP.
                              AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 (Dollars in thousands, except per share data)


                                           March 31,      December 31,
                                             1994             1993
                                          -----------     -----------
ASSETS
Cash and cash equivalents                  $   15,900     $   17,491
U.S. Government and other
 securities, at cost
 (market of $ 96,867 and $104,282)             98,371        103,836
Loans receivable                             2,718,425      2,692,036

Mortgage-backed securities
 (market of $679,929 and $715,726)            698,557        708,283
Loans held for sale
 (market of $22,840 and $24,030)               22,630         23,627
Accrued interest and dividends
 receivable                                    21,065         21,018
Real estate                                    31,177         27,249
Office properties and equipment, net            8,938          8,923
Investment in Federal Home Loan Bank
 Stock, at cost                                39,323         38,967
Other assets                                   20,083         19,687
                                           ----------     ----------
                                           $3,674,469     $3,661,117
                                           ==========     ==========
LIABILITIES
Deposits                                   $2,282,129     $2,305,480
Federal Home Loan Bank advances
 and other borrowings                       1,145,718      1,093,149
Income taxes payable                           16,592         16,366
Accrued expenses and other
 liabilities                                   27,844         37,830
                                           ----------     ----------
                                            3,472,283      3,452,825
                                           ----------     ----------
CONTINGENT LIABILITIES
STOCKHOLDERS' EQUITY
Common stock, par value $.01
 per share; authorized
 25,000,000 shares; issued
 11,329,706 and 11,326,191
 shares, outstanding 10,533,186
 and 10,529,671 shares                            113            113
Additional capital                             27,315         27,279
Retained earnings -
 substantially restricted                     187,535        193,650
Loan to employee stock ownership plan          (2,945)        (2,918)
Treasury stock, at cost,796,520 shares         (9,832)        (9,832)
                                           ----------     ----------
                                              202,186        208,292
                                           ----------     ----------
                                           $3,674,469     $3,661,117
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

                      FIRSTFED FINANCIAL CORP.
                          AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (In Thousands)

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

4. The Bank adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," ("SFAS No. 114") effective January 1,1994. SFAS No. 114 requires the measurement of impaired loans based on the present value of expected future cash flows discounted at the loan's effective interest rate, or at the loan's observable market price or the fair value of its collateral. SFAS No. 114 does not apply to large groups of smaller balance homogeneous loans that are collectively evaluated for impairment. For the Bank, loans collectively reviewed for impairment include all single family loans less than $500 thousand and performing multi-family loans less than $750 thousand. The adoption of SFAS No. 114 did not result in material additions to the Bank's provision for loan losses.

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

The Bank's portfolio of loans, including mortgage-backed securities, as of March 31, 1994 was comparable to the December 31, 1993 level and 4% greater than at March 31, 1993. All of the mortgage-backed securities included in the Bank's loan portfolio were originated by the Bank. Mortgage-backed securities generally have the same experience with respect to prepayment, repayment, delinquencies and other factors as the remainder of the
Bank's loan portfolio.       Loan originations during the first
quarter of 1994 were $155 million, a 17% decrease from the first quarter of 1993 and a 25% decrease from the fourth quarter of 1993. The earthquake and weak real estate market in Southern California have contributed to a drop in real estate activity and, therefore, the demand for loans. Also, the increasing interest rate trend adversely impacted refinance activity during the first quarter.

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

Listed below is a summary of the activity in general loan loss allowances applicable to the Bank's portfolio of loans with loss exposure during the periods indicated (in thousands):


                                     Three Months ended March 31,
                                     ----------------------------
                                           1994         1993
                                           ----         ----
Beginning General Valuation
 Allowances                             $46,900      $ 27,854
Provisions for Loan Losses               24,670        44,123
Charge-offs:
 Single Family                           (1,477)      (1,703)
 Multi-Family                           (20,658)     (10,625)
 Commercial                              (2,510)        (132)
 Non-Real Estate                            (25)           -
                                        -------      -------
Total Charge-offs                       (24,670)     (12,460)

Ending General Valuation
 Allowances                             $46,900      $ 59,517
                                        =======      ========

                             9

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

                              During the Three Months Ended March 31, (1)
                              --------------------------------------------
                                      1994                      1993
                             --------------------     -------------------
                                          (Dollars in Thousands)
Average dollar amount of and
 average yield earned on:
Loans and mortgage-backed
 securities                        $3,433,733  6.24%   $3,316,504  6.80%
  Investment securities (2)           137,432  4.77       129,978  4.47
                                   ----------          ----------
   Interest-earning assets          3,571,165  6.18     3,446,482  6.71
Average dollar amount of and
 average rate paid on:
  Savings deposits                  2,293,140  3.59     1,979,918  3.93
  Borrowings                        1,175,657  4.06     1,336,135  4.25
                                    ---------          ---------
   Interest-bearing liabilities     3,468,797  3.75     3,316,053  4.06
Average dollar difference between
 interest-earning assets and       ----------          ----------
 interest-bearing liabilities      $  102,368          $  130,429
                                   ==========          ==========
                                               ----                ----
Interest rate margin                           2.43%               2.65%
                                               ====                ====
Effective net margin (3)                       2.54%               2.81%
                                               ====                ====

- - - ---------------------------------

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

The Bank has debt restructurings which result from temporary modifications of principal and interest payments. Under these arrangements, loan terms are typically reduced to no less than a monthly interest payment required under the note. Any loss of revenues under the modified terms would be immaterial to the Bank. If the borrower is unable to return to scheduled principal and interest payments at the end of the modification period, foreclosure procedures are initiated. As of March 31, 1994, the Bank had modified loans totaling $68.3 million.
The Bank had established loan loss allowances of $6.1 million for these loans. No modified loans were 90 days or more delinquent as of March 31, 1994.

The Bank also restructured loans to borrowers with properties damaged in the Northridge earthquake. A typical earthquake-related modification involves the deferral of three months' loan payments. Any loss of revenues under the modified terms would be immaterial to the Bank. If a borrower is unable to return to scheduled principal and interest payments at the end of the modification period, foreclosure procedures are initiated. As of March 31, 1994, loans modified for earthquake-related reasons totaled $115.7 million.

At January 1, 1994, the Bank implemented Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS No.114"). Pursuant to SFAS No. 114, the Bank considers a loan to be impaired when management believes that it is probable that the Bank will be unable to collect all amounts due under the contractual terms of the loan. Estimated impairment losses are included in the Bank's specific loan loss allowances. Subsequent adjustments to estimated impairment losses are included in the Bank's provisions for loan losses. At March 31, 1994, the total recorded amount of loans for which impairment has been recognized in accordance with SFAS No. 114 was $119.2 million (after deducting $24.4 million of specific loan loss allowances attributable to such loans). The Bank's impaired loans at March 31, 1994 were composed of non-accrual major loans (single family loans with an outstanding principal amount greater than or equal to $500,000 and multi-family and commercial real estate loans with an outstanding principal amount greater than or equal to $750,000) of $39.6 million, modified loans of $50.6 million and major loans less than 90 days delinquent in which full payment of principal and interest is not expected of $29.0 million.

The Bank evaluates loans for impairment whenever the collectability of contractual principal and interest payment is questionable. A loan is impaired when the collateral property's undiscounted net operating income (over a holding period not to exceed 5 years) plus the property's anticipated value at the end of the period, are less than the estimated debt service payments over the same period plus the estimated remaining unpaid balance. Large groups of smaller balance homogenous loans that are collectively evaluated, including residential mortgage loans, are not subject to the application of SFAS No. 114.

When a loan is considered impaired the Bank measures impairment based on the present value of expected future cash flows (over a period not to exceed 5 years) discounted at the loan's effective interest rate. However, if the loan is probable of foreclosure, impairment is measured based on the fair value of the collateral. As of March 31,1994, out of total impaired loans of $119.2 million, approximately $57.9 million were measured using the fair value method and $61.3 million were measured based on the present value of expected future cash flows discounted at the effective interest rate of the loan. When the measure of an impaired loan is less than the recorded investment in the loan, the Bank has recorded a specific loan loss allowance amounting to the excess of the Bank's recorded investment in the loan over its measured value.

The present value of an impaired loan's expected future cash flows will change from one reporting period to the next because of the passage of time and also may change because of revised estimates in the amount or timing of those cash flows. The Bank records the entire change in the present value of the expected future cash flows as an adjustment to the provision for loan losses. Similarly, the fair value of the collateral of an impaired collateral-dependent loan may change from one reporting period to the next. The Bank records a change in the measure of these impaired loans as an adjustment to the provision for loan losses.

Cash payments received from impaired loans are recorded in accordance with the contractual terms of the loan. The principal portion of the payment is used to reduce the principal balance of the loan, whereas the interest portion is recognized as interest income.

Because the Bank had established specific loan loss allowances for all loans deemed probable of foreclosure based on the fair value of the collateral, the adoption of SFAS No. 114 had only a minor impact on the Bank's allowance for loan losses.

Debt restructurings completed prior to the adoption of SFAS No. 114 were accounted for in accordance with SFAS No. 15. Bank policy required that when the estimated cash receipts projected in accordance with the modified terms were less than the recorded investment in the loan, the recorded investment would be reduced to an amount equal to these future cash receipts. The amount of this reduction was required to be recognized as a specific loan loss allowance. Bank policy also required that if future cash receipts specified by the new terms exceeded the recorded investment in the loan, interest income would have been recognized over the restructuring period using the interest method. Debt restructurings that are probable of foreclosure require loss recognition based on the fair value of the collateral.

The table below identifies the Bank's investment in non-performing loans determined to be impaired loans by property type at March 31, 1994:

                                   At March 31, 1994
                                   -----------------
                                     (In thousands)
Single Family                           $    1,725
Multi-Family                                30,581
Commercial                                   7,271
                                        -----------
                                        $   39,577
                                        ==========


                           Asset Quality

Asset Quality Ratios
- - - --------------------

The following table sets forth certain asset quality ratios of the Bank at the periods indicated:


                                March 31,     December 31,    March 31,
                               ---------   -------------    ---------
                                   1994          1993           1993
                                   ----          ----           ----
Non-Performing Loans to
  Total Receivable (1)             2.90%         3.28%         4.05%
Non-Performing Assets to
  Total Assets (2)                 3.05%         3.23%         3.72%
Loan Loss Allowances to
  Non-Performing Loans (3)        62.35%        52.23%        56.45%
General Loss Allowances to
  Total Loans with Loss
   Exposure (4)                    1.48%         1.48%         1.93%

- - - -------------
(1) Non-performing loans are net of specific loan loss allowances.
    Loans receivable exclude mortgage-backed securities and are before deducting unrealized loan fees and general valuation allowances.
(2) Non-performing assets are net of specific loan loss allowances.
(3) The Bank's loan loss allowances, including specific loan loss allowances and general valuation allowances but excluding general valuation allowances for loan sold by the Bank with full or limited recourse. Non-performing loans are before deducting specific loan loss allowances.
(4) The Bank's general valuation allowances, including general valuation allowances for loans sold with full or limited recourse.


                          Non-Performing Assets

The Bank defines non-performing assets as loans delinquent over 90 days (non-accrual loans), loans in foreclosure, real estate acquired in settlement of loans and other loans whose collectibility is questionable.

An analysis of non-performing assets as of March 31, 1994 and December 31, 1993 follows:


                                   March 31,      December 31,
                                     1994            1993
                                   --------       ------------
                                   (Dollars in thousands)

     Foreclosed real estate owned:
      Single family                     $ 11,984       $ 10,052
      Multi-family                        17,856         16,015
      Commercial                             485            327
      Other                                  476            484
                                        --------       --------
        Total foreclosed real
          estate owned                    30,801         26,878

     Delinquent loans over 90
      days past due:
      Single family                       23,542         25,317
      Multi-family                        69,705         70,207
      Commercial real estate              13,298         10,307
      Other                                  364            245
      Specific valuation allowances      (25,579)       (14,732)
                                       ---------       --------
         Total delinquent loans           81,330         91,344
                                        --------       --------
     Total non-performing assets        $112,131       $118,222
                                        ========       ========

     Ratio of general loan loss
     allowance to total
     non-performing assets                 41.8%          39.7%
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

The Bank's general and specific loan loss allowances (excluding general valuation allowances for loans sold with full or limited recourse) increased 27.5% from December 31, 1993 to March 31, 1994. The increase in loan loss allowances is attributable to the increase in non-performing loans, the overall increase in the loan portfolio and the continuing decline in the Southern California real estate market.

The adoption of SFAS No. 114 has had an effect on the comparability of the non-performing assets table and the general loan loss allowance information to the extent that certain loans for which specific loan loss allowances were not previously required under prior accounting standards are now considered impaired and thus subject to the establishment of specific loan loss allowances.


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

The cost of funds, operating margins and net income of the Bank associated with brokered and telemarketing deposits are generally comparable to the cost of funds, operating margins and net income of the Bank associated with retail deposits, FHLB borrowings and repurchase agreements. As the cost of each source of funds fluctuates from time to time, based on market rates of interest generally offered by the Bank and other depository institutions and associated costs, the Bank seeks funds from the lowest cost source until the relative costs change. As the costs of the funds, operating margins and net income of the Bank associated with each source of funds are generally comparable, the Bank does not deem the impact of its use of any one of the specific sources of funds at a given time to be material.

Retail deposits decreased by 18 million during the first quarter of 1994 due to a $23 million outflow of deposits acquired from the Resolution Trust Corporation in December of 1993. Retail deposits comprised 65% of total deposits at the end of the first quarter.
                             16

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

Total borrowings increased by $53 million during the first quarter of 1994 due primarily to a $51 million increase in borrowings under reverse repurchase agreements. Borrowings under reverse repurchase agreements, which are often the most cost effective for the Bank, vary depending on the amount of collateral available. Advances from the Federal Home Loan Bank Board remained at $515 million during the first quarter of 1994. Internal sources of funds are principal payments on loans, payoffs of loans and positive cash flows from operations. Principal payments include both amortization and prepayments and are a function of real estate activity and general levels of interest rates. Total principal payments were $66 million during the first quarter, down from $82 million during the comparable period of last year. Due to increasing interest rates during the first quarter of 1994, loan prepayments decreased due to a drop in refinance activity compared to the prior year.

                       PART II  -  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K (Unaudited)


a) Exhibits

   1) Computation of earnings per share. Part I hereof is hereby incorporated herein by reference.

   2) Report furnished to security holders. The first quarter report to shareholders for the period ending March 31, 1994. Pages 20 to 25.



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


                                 Date:  September 7, 1994



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

                             21

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



William S. Mortensen
Chairman and CEO



Babette E. Heimbuch
President and COO


                          FIRSTFED FINANCIAL CORP.
                              AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 (Dollars in thousands, except per share data)

                                           March 31,      December 31,
                                             1994             1993
                                          -----------     -----------
ASSETS
Cash and cash equivalents                  $   15,900     $   17,491
U.S. Government and other
 securities, at cost
 (market of $ 96,867 and $104,282)             98,371        103,836
Loans receivable                             2,718,425      2,692,036

Mortgage-backed securities
 (market of $679,929 and $715,726)            698,557        708,283
Loans held for sale
 (market of $22,840 and $24,030)               22,630         23,627
Accrued interest and dividends
 receivable                                    21,065         21,018
Real estate                                    31,177         27,249
Office properties and equipment, net            8,938          8,923
Investment in Federal Home Loan Bank
 Stock, at cost                                39,323         38,967
Other assets                                   20,083         19,687
                                           ----------     ----------
                                           $3,674,469     $3,661,117
                                           ==========     ==========
LIABILITIES
Deposits                                   $2,282,129     $2,305,480
Federal Home Loan Bank advances
 and other borrowings                       1,145,718      1,093,149
Income taxes payable                           16,592         16,366
Accrued expenses and other
 liabilities                                   27,844         37,830
                                           ----------     ----------
                                            3,472,283      3,452,825
                                           ----------     ----------
CONTINGENT LIABILITIES
STOCKHOLDERS' EQUITY
Common stock, par value $.01
 per share; authorized
 25,000,000 shares; issued
 11,329,706 and 11,326,191
 shares, outstanding 10,533,186
 and 10,529,671 shares                            113            113
Additional capital                             27,315         27,279
Retained earnings -
 substantially restricted                     187,535        193,650
Loan to employee stock ownership plan          (2,945)        (2,918)
Treasury stock, at cost,796,520 shares         (9,832)        (9,832)
                                           ----------     ----------
                                              202,186        208,292
                                           ----------     ----------
                                           $3,674,469     $3,661,117
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