Form 10-Q/A
period 1994-06-30
FIRSTFED FINANCIAL CORP
filed 1994-09-07
CIK 810536

======================================================================

                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                            FORM 10-Q/A


(Mark One)
[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


     For  the  quarterly  period  ended          June 30, 1994
                                                 -------------

                                 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934


  For the transaction period from       N/A     to
                                       ----        --------

                  Commission File No. l-9566

                      FIRSTFED FINANCIAL CORP.
(Exact  name  of  registrant  as  specified  in  its  charter)


      Delaware                                  95-4087449
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

======================================================================

PART I -   FINANCIAL STATEMENTS
Item 1.    Financial statements


                          FIRSTFED FINANCIAL CORP.
                              AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                (Dollars in thousands, except per share data)


                                                   June 30,        December 31,
ASSETS                                               1994              1993
                                                  ---------        -----------
Cash and cash equivalents                       $   16,738         $   17,491
Investment securities, held to maturity
  (market of $88,645 and $104,282)                  91,719            103,836
Loans receivable                                 2,780,636          2,692,036
Mortgage-backed securities, held to maturity
  (market of $699,624 and $715,726)                710,767            708,283
Loans held for sale, market value approximates
  carrying value                                    13,125             23,627
Accrued interest and dividends receivable           20,871             21,018
Real estate                                         20,417             27,249
Office properties and equipment, net                 9,700              8,923
Investment in Federal Home Loan Bank
 Stock, at cost                                     39,722             38,967
Other assets                                        32,476             19,687
                                                ----------         ----------
                                                $3,736,171         $3,661,117
                                                ==========         ==========

LIABILITIES
Deposits                                        $2,284,874         $2,305,480
Federal Home Loan Bank advances
 and other borrowings                            1,231,024          1,093,149
Deferred income taxes                                    -             16,366
Accrued expenses and other liabilities              43,569             37,830
                                                ----------         ----------
                                                 3,559,467          3,452,825

COMMITMENTS AND CONTINGENT LIABILITIES
STOCKHOLDERS' EQUITY
Common stock, par value $.01 per share;
 authorized 25,000,000 shares; issued
 11,371,066 and 11,326,191 shares,
 outstanding 10,574,546 and 10,529,671
 shares                                                114                113
Additional paid-in capital                          27,414             27,279
Retained earnings - substantially
 restricted                                        161,982            193,650
Loan to employee stock ownership plan               (2,974)            (2,918)
Treasury stock, at cost, 796,520 shares             (9,832)            (9,832)
                                                   176,704            208,292
                                                ----------         ----------
                                                $3,736,171         $3,661,117
                                                ==========         ==========

See accompanying notes to consolidated financial statements.

                          FIRSTFED FINANCIAL CORP.
                              AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share data)


                                        Three  Months  Ended     Six Months Ended
                                             June 30,                 June 30,
                                        --------------------     ------------------
                                          1994        1993       1994          1993
                                          ----        ----       ----          ----
Interest income:
Interest on loans and mortgage-backed
 securities                             $ 52,060    $ 54,435      $105,622    $110,796
Interest and dividends on investments      2,320       2,091         4,483       3,977
                                        --------    --------      --------    --------
   Total interest income                  54,380      56,526       110,105     114,773
                                        --------    --------      --------    --------
Interest expense:
 Interest on deposits                     21,265      18,929        41,539      38,097
 Interest on borrowings                   13,297      13,989        25,129      28,019
                                        --------    --------      --------    --------
   Total interest expense                 34,562      32,918        66,668      66,116
                                        --------    --------      --------
Net interest income                       19,818      23,608        43,437      48,657
Provision for loan losses                 55,030       1,849        79,700      45,972
                                        --------    --------      --------    --------
Net interest income (loss)
   after provision for losses            (35,212)     21,759       (36,263)      2,685
                                        --------    --------      --------
Other income:
 Loan and other fees                       1,725       1,550         3,359       3,341
 Gain  on sale of  loans and mortgage-
     backed securities                        84       2,502           524       2,902
 Real estate operations, net                 579        (459)          961        (316)
 Other operating income                      367         430           721         814
                                        --------    --------      --------    ----------------
   Total other income                      2,755       4,023         5,565       6,741
                                        --------    --------      --------    --------
Non-interest expense                      11,711      11,443        23,844      22,897
                                        --------    --------      --------    --------
Earnings (loss) before income taxes      (44,168)     14,339       (54,542)    (13,471)
Income tax provision (benefit)           (18,615)      6,011       (22,874)     (5,397)
                                        --------    --------      --------    --------
Net earnings (loss)                     $(25,553)   $  8,328      $(31,668)   $ (8,074)
                                        ========    ========      ========    ========
Earnings (loss) per share               $  (2.42)   $   0.78      $  (3.01)   $  (0.77)
                                        ========    ========      ========    ========
Weighted averages shares for
  earnings per share calculation      10,541,367  10,649,177     10,536,561  10,427,554
                                      ==========  ==========     ==========  ==========

See accompanying notes to consolidated financial statements.

                           FIRSTFED FINANCIAL CORP.
                                AND SUBSIDIARY
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                               ( In thousands)

                                                          Six Months Ended
                                                               June 30,
                                                       -----------------------
                                                         1994            1993
                                                         ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)                                 $  (31,668)       $   (8,074)
Adjustments to reconcile net earnings (loss)
 to net cash provided by operating activities:
Provision for loan losses                               79,700            45,972
 Amortization of fees and discounts                       (876)           (1,835)
 Net change to loans held for sale                      12,785            66,948
 Valuation adjustments on real estate sold              (2,782)           (3,323)
 (Increase) decrease in interest and
   dividends receivable                                   (608)              839
 Decrease in negative amortization                         147             1,630
 Decrease  in interest payable                          (1,854)           (4,908)
 Change in income taxes                                (26,881)           (7,281)
 Other                                                   3,269             3,338
                                                    ----------        ----------
   Net cash provided by operating activities            31,232            93,306
                                                    ----------        ----------
CASH FLOWS FROM INVESTING ACTIVITIES:

 Loans made to customers and principal
  collections of loans                                (180,284)         (158,275)
 Loans repurchased                                     (13,905)          (36,093)
 Proceeds from sales of real estate                     38,972            28,988
 Purchase of investment securities                      (2,247)          (42,397)
 Proceeds from maturities and principal payments
   on investment  securities                            14,256             2,000
 Other                                                  (5,291)           (1,824)
                                                    ----------        ----------
   Net cash used by investing activities              (148,499)         (207,601)
                                                    ----------        ----------
CASH FLOWS FROM FINANCING ACTIVITIES:

 Net increase (decrease) in savings deposits           (20,606)           85,926
 Net increase  in short term borrowings                195,375           100,380
 Proceeds from long term borrowings                     50,000           112,700
   Repayment of long term borrowings                  (107,500)         (117,500)
 Other                                                    (755)            1,936
                                                   -----------        ----------
  Net cash provided by financing activities            116,514           183,442
                                                   -----------       -----------
 Net increase (decrease) in cash and cash
  equivalents                                             (753)           69,147
 Cash and cash equivalents at beginning of period       17,491            23,985
                                                    -----------       ----------
 Cash and cash equivalents at end of period         $   16,738        $   93,132
                                                    ===========       ==========

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

2. Earnings or loss per share were computed by dividing net earnings or loss by the weighted average number of shares of common stock outstanding for the period, plus the effect of stock options, if dilutive.

3. For purposes of reporting cash flows on the "Consolidated Statement
   of Cash Flows", cash and cash equivalents   include cash, overnight
   investments and securities  purchased under agreements to resell.

4. The Bank adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," (SFAS No. 114") effective January 1, 1994. SFAS No. 114 requires the measurement of impaired loans based on the present value of expected future cash flows discounted at the loan's effective interest rate, or at the loan's observable market price or at the fair value of its collateral. SFAS No. 114 does not apply to large groups of homogeneous loans that are collectively reviewed for impairment. For the Bank, loans collectively reviewed for impairment include all single family loans less than $500 thousand and multi-family loans less than $750 thousand. The adoption of SFAS No. 114 did not result in material additions to the Bank's provision for loan losses.
  Item 2.

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

The Bank's primary market area is Los Angeles County. This area of Southern California has been especially affected during the current economic recession. The metropolitan Los Angeles area has had the state's largest economic decline with a widely reported loss of 500,000 jobs from 1990 to 1993. In addition to the recession, Los Angeles
County has experienced civil unrest (1992), major firestorms (1993) and a devastating earthquake (1994). Despite some reported improvement in the economy, many economists believe that California, and especially Southern California, will lag behind the rest of the country during the general nationwide economic recovery. While many reasons are cited, the primary cause is the structural changes that have taken place in the defense and aerospace industries. It is not anticipated that the jobs lost in these business sectors will be replaced in the foreseeable future. According to The UCLA Business Forecast for California, June 1994 Report (the "UCLA Report"), recovery in California from the current recession is expected to begin during 1994, but will be weak, with continuing loss of high paying defense and aerospace jobs barely offset by rising service jobs. The UCLA Report forecasts that the construction, trade and services (including financial) sectors may increase to replace some of the loss of jobs caused by cutbacks in the defense industry. However, the UCLA
Report notes that the loss of jobs in the manufacturing sector (particularly in defense-related aerospace) is expected to continue.

The unemployment rate for California during the first five months of 1994, according to the UCLA Report, has varied from a high of 10.1% in January to a low of 8.3% in May, with substantial swings from month to month. Even at the May five-month low, California's jobless rate was reported to be more than 2% above the national rate.

According to the UCLA Report, new residential building remained depressed in California. Single family building permits issued in the first quarter of 1994 were comparable to the fourth quarter of 1993, while multi-family permits increased slightly. While the UCLA Report states that a preliminary tabulation of Los Angeles area home prices for April 1994 shows a month-to-month increase, it also states that there is not sufficient evidence to establish any trend in home prices for 1994.

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

The Bank's portfolio of loans, including mortgage-backed securities, as of June 30, 1994 was 2% greater than the December 31, 1993 level and 6%
greater than the June 30, 1993 level.   All of the mortgage-backed
securities included in the Bank's loan portfolio are collateralized by loans originated by the Bank. Therefore, the mortgage-backed securities generally have the same experience with respect to prepayment, repayment, delinquencies and other factors as the remainder of the Bank's portfolio.

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

The following table shows the components of the Bank's loan portfolio by type of loan for the periods indicated:


LOAN PORTFOLIO COMPOSITION

                                         June 30,     December 31,   June 30,
                                          1994            1993         1993
                                         --------     ------------   --------
                                               (Dollars in thousands)
REAL ESTATE LOANS:
 First trust deed residential loans:
  One unit                                $ 939,733     $ 864,874     $ 873,933
  Two to four units                         348,967       340,035       341,429
  Five or more units                      1,320,743     1,296,260     1,214,155
                                         ----------    ----------    ----------
    Residential loans                     2,609,443     2,501,169     2,429,517

OTHER REAL ESTATE LOANS:
  Commercial and industrial                 240,614       245,387       250,362
  Second trust deeds                         22,072        24,606        29,214
  Other                                      20,321         5,861        14,052
                                         ----------    ----------    ----------
    Real estate loans                     2,892,450     2,777,023     2,723,145

NON-REAL ESTATE LOANS:
  Manufactured housing                        2,622         2,880         3,204
  Deposit accounts                            1,278         1,086         1,173
  Consumer                                      711           847         1,187
                                         ----------    ----------    ----------
    Loans receivable                      2,897,061     2,781,836     2,728,709

LESS:
  General valuation allowances-
   loan portfolio                            77,038        40,669        44,282
  General valuation allowances-
   loans sold with recourse (1)                 -           6,231         8,247
  Unrealized loan fees                       26,262        19,273        25,450
                                         ----------    ----------    ----------
   Net loans receivable                   2,793,761     2,715,663     2,650,730

FHLMC AND FNMA MORTGAGE-
  BACKED SECURITIES:
   Secured by single family dwellings       682,712       678,884       610,876
  Secured by multi-family dwellings          28,055        29,399        30,536
   Mortgage-backed securities               710,767       708,283       641,412
                                         ----------    ----------    ----------
      TOTAL                              $3,504,528    $3,423,946    $3,292,142
                                         ==========    ==========    ==========

(1) Effective June 30, 1994, this amount ($6,238,000) was reclassified to a liability account.

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


                       Results of Operations

The Company reported a consolidated net loss of $25.6 million for the second quarter of 1994 compared to net earnings of $8.3 million for the second quarter of 1993. For the first six months of 1994, the Company reported a net loss of $31.7 million compared to a net loss of $8.1 million for the first six months of 1993. 1994 results to date were caused by loan loss provisions totaling $55.0 million and $79.7 million, respectively, for the second quarter and first six months of the year. The provisions were necessary due to anticipated losses stemming from the earthquake and general weakness in the Southern California economy. 1993 results were also impacted by weakness in the Southern California economy, A $44.1 million provision recorded in the first quarter of 1993 brought total provisions for the first six months of 1993 to
$46.0 million.
                             9

Management is unable to predict future levels of loan loss provisions. Among other things, future loan loss provisions are based on the level of loan charge-offs and the severity and duration of the economic recession in Southern California. Although management believes that it has provided for all known losses resulting from the January 1994 earthquake, further provisions for losses may be necessary due to unforeseen events.

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

Listed below is a summary of the activity in the combined GVA and the associated loan portfolio during the periods indicated (in thousands):



                                           Six Months Ended June 30,
                                          --------------------------
                                             1994           1993
                                          --------        ------
Beginning Balance                         $  46,900      $  27,854
Provision for Loan Losses                    79,700         45,972
Charge-Offs:
 Single Family                               (4,757)        (4,175)
 Multi-Family                               (35,807)       (16,594)
 Commercial                                  (2,685)          (442)
 Non-Real Estate                                (75)           (86)
                                          ---------      ---------
Total Charge-Offs                           (43,324)      (21,297)
                                          ---------      ---------
Ending  General Valuation Allowances      $  83,276      $  52,529
                                          =========      =========

                             10

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

                                        During The Six Months Ended June 30, (1)
                                        ----------------------------------------
                                             1994                   1993
                                             ----                   ----
                                              (Dollars in thousands)
Average dollar amount of and
 average yield earned on:
 Loans and mortgage-backed
    securities                          $3,443,353   6.14%    $3,322,992   6.67%
 Investment securities (2)                 138,726   4.83        132,709   4.55
                                        ----------   ----     ----------   ----
 Interest-earning assets                 3,582,079   6.09      3,455,701   6.59

Average dollar amount of and
 average rate paid on:
 Deposits                                2,293,683   3.65      1,988,053   3.87
 Borrowings                              1,200,506   4.21      1,366,033   4.13
                                        ----------   ----     ----------   ----
  Interest-bearing liabilities           3,494,189   3.84      3,354,086   3.97

Average dollar difference between
 interest-earning assets and
                                        ----------            ----------
 interest-bearing liabilities           $   87,890            $  101,615
                                        ==========            ==========
                                                     -----                 -----
Interest rate spread                                 2.25%                 2.62%
                                                     =====                 =====
Effective net spread (3)                             2.34%                 2.73%
                                                     =====                 =====

                                         During The Three Months Ended June 30,(1)
                                         ------------------------------------------
                                              1994                   1993
                                              ----                   ----
                                                (Dollars in thousands)
Average dollar amount of and
  average yield earned on:
Loans and mortgage-backed
    securities                          $3,453,952    6.03%     $3,324,984    6.55%
 Investment securities (2)                 140,020    4.88         135,440    4.64
                                        ----------    ----      ----------    ----
 Interest-earning assets                 3,593,972    5.99       3,460,424    6.47

Average dollar amount of and
 average rate paid on:
 Deposits                                2,294,226    3.72       1,996,188     3.80
 Borrowings                              1,225,354    4.35       1,395,932     4.02
                                        ----------    ----      ----------    ----
  Interest-bearing liabilities           3,519,580    3.94       3,392,120     3.89

  Average dollar difference between
   interest-earning assets and
                                        ----------              ----------
   interest-bearing liabilities         $   74,392              $   68,304
                                        ==========              ==========
                                                      -----                    -----
 Interest rate spread                                 2.05%                    2.58%
                                                      =====                    =====
 Effective net spread (3)                             2.13%                    2.66%
                                                      =====                    =====
- - - ---------------
(1) Average balances and weighted average rates for the period are computed based on daily balances.
(2) Does not include Federal Home Loan Bank Stock.
(3) The effective net spread is a fraction, the denominator of which is the average dollar amount of interest-earning assets, and the numerator of which is net interest income (excluding stock dividends and miscellaneous interest income)

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

Total non-interest expenses increased by 2% during the second quarter of 1994 compared to the same period of the prior year and 4% during the first six months of 1994 compared to the same period of the prior year.
The increases were in line with with the Bank's asset growth.
Non-interest expenses increased slightly in 1994 compared to 1994 due to costs associated with one branch added since June of 1993. The expense-to-assets ratio was 1.26% of average assets for the second quarter of 1994 compared to 1.27% for the second quarter of 1993.
On a six-month comparative basis, the expense-to-assets ratio remained at 1.29% of average assets for both periods.


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

At January 1, 1994, the Bank implemented Statement of Financial Accounting
Standards No. 114, "Accounting by Creditors for Impairment of a Loan"
("SFAS No.114"). Pursuant to SFAS No. 114, the Bank considers a loan to be impaired when management believes that it is probable that the Bank will be unable to collect all amounts due under the contractual terms of the loan. Estimated impairment losses are included in the Bank's specific loan loss allowances. Subsequent adjustments to estimated impairment losses are included in the Bank's provisions for loan losses. At June
30, 1994, the total recorded amount of loans for which impairment has been recognized in accordance with SFAS No. 114 was $153.5 million (after deducting $31.9 million of specific loan loss allowances attributable to such loans). The Bank's impaired loans at June 30, 1994 were composed of non-accrual major loans (single family loans with an outstanding principal amount greater than or equal to $500,000 and multi-family and commercial real estate loans with an outstanding principal amount greater than or equal to $750,000) of $53.1 million, modified loans of $58.6 million and major loans less than 90 days delinquent in which full payment of principal and interest is not expected of $41.8 million.

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

When a loan is considered impaired the Bank measures impairment based on the present value of expected future cash flows (over a period not to exceed 5 years) discounted at the loan's effective interest rate.
However, if the loan is probable of foreclosure, impairment is measured based on the fair value of the collateral. As of June 30, 1994, out of total impaired loans of $153.5 million, approximately
$71.3 million were measured using the fair value method and $82.2 million were measured based on the present value of expected future cash flows discounted at the effective interest rate of the loan.
When the measure of an impaired loan is less than the recorded investment in the loan, the Bank has recorded a specific loan loss allowance amounting to the excess of the Bank's recorded investment in the loan over its measured value.

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

The table below identifies the Bank's investment in non-performing loans determined to be impaired loans by property type at June 30, 1994:



                                   At June 30, 1994
                                   -----------------
                                     (In thousands)
Single Family                           $ 1,535
Multi-Family                             36,849
Commercial                               14,715
                                        -------
     Total                              $53,099
                                        =======


                            Asset Quality

Asset Quality Ratios
- - - --------------------
The following table sets forth certain asset quality ratios of the Bank at the periods indicated:

                                 June 30,          December 31,        June 30,
                                   1994              1993                1993
                                -----------     ----------------     ----------
Non-Performing Loans to
  Loans Receivable (1)            3.21%              3.28%              3.60%
Non-Performing Assets to
  Total Assets (2)                3.03%              3.23%              4.14%
Loan Loss Allowances to
  Non-Performing Loans (3)       87.15%             52.23%             49.59%
General Loss Allowances to
  Total Loans with Loss
   Exposure (4)                   2.57%              1.48%              1.68%
- - - -------------------
(1) Non-performing loans are net of specific loan loss allowances.  Loans receivable exclude mortgage-backed securities and are  before deducting unrealized loan fees and general valuation allowances.
(2) Non-performing assets are net of specific loan loss allowances.
(3) The Bank's loan loss allowances, including specific loan loss allowances and general valuation allowances but excluding general valuation allowances for loans sold by the Bank with full or limited recourse.  Non-performing loans are  before deducting specific loan loss allowances.
(4) The Bank's general valuation allowances, including general valuation allowances for loans sold with full or limited recourse.


                             15

                    Non-performing Assets

The Bank defines non-performing assets as loans delinquent over 90 days (non-accrual loans), loans in foreclosure and real estate acquired in settlement of loans.

An analysis of non-performing assets as of June 30, 1994 and 1993 and December 31, 1993 follows:


                                           June 30,    December 31,    June 30,
                                            1994          1993          1993
                                           --------    ------------    --------
                                                    (Dollars in thousands)
Foreclosed real estate owned:
Single family                               $  9,277       $10,052       $ 14,424
Multi-family                                  10,085        16,015         36,378
Commercial                                       137           327            -
Other                                            555           484            649
                                            --------      --------       --------
     Total foreclosed real estate owned       20,054        26,878         51,451

Delinquent loans over 90 days past due:
Single family                                 26,210        25,317         31,762
Multi-family                                  78,296        70,207         67,891
Commercial                                    19,543        10,307          6,893
Other                                            189           245            284
Specific valuation allowances                (31,238)      (14,732)        (8,696)
                                            --------      --------       --------
     Total delinquent loans                   93,000        91,344         98,134
                                            --------      --------       --------
Total non-performing assets                 $113,054      $118,222       $149,585
                                            ========      ========       ========
General Valuation Allowances (GVA)          $ 77,038      $ 40,669        $ 44,282
                                            ========      ========        ========
 Ratio of general valuation allowances
   to total non-performing assets              68.1%         34.4%           29.6%
                                            ========      ========        ========

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

The Bank's general and specific loan loss allowances (excluding general valuation allowances for loans sold with full or limited recourse) increased 105.4% from December 31, 1993 to June 30, 1994. The increase in loan loss allowances is attributable to the increase in non-performing loans, the overall increase in the loan portfolio and the continuing decline in the Southern California real estate market.

The adoption of SFAS No. 114 has had an effect on the comparability of the non-performing assets information and the specific loan loss and general loan loss allowance information to the extent that certain loans for which specific loan loss allowances were not previously required under prior accounting standards are now considered impaired and thus subject to the establishment of specific loan loss allowances.


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

      2.) Reports furnished to security holders. The second quarter report to shareholders for the period ended June 30, 1994. Pages
           21 to 25.

 b)   Reports on Form 8-K

      1.)  No reports on Form 8-K were filed during the period ended June
           30,  1994.

                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                               FIRSTFED FINANCIAL CORP.
                                    Registrant



                                Date:    SEPTEMBER 7, 1994


                               By /s/ WILLIAM MORTENSEN
                                   ---------------------
                                    William S. Mortensen
                                     Chairman of the Board
                                        and Chief Executive Officer



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

FINANCIAL  HIGHLIGHTS

                                                    Quarter Ended

                                                 June 30,       June 30,
                                                  1994            1993
                                              -------------    ------------
                                               (Dollars in Thousands,
                                                  Except Per Share)
At, Or For The Three Months Ended
Net Earnings (Loss)                            $    (25,553)     $      8,328
Net Earnings (Loss) Per Share                  $      (2.42)     $       0.78
Common Shares Outstanding                        10,574,546        10,439,882
Weighted Average Shares for
     Earnings Per Share Calculation              10,541,367        10,649,177
Book Value Per Common Share                    $      16.71      $      19.11
Total Loan Volume                              $    196,962      $    185,876
Total Assets                                   $  3,736,171      $  3,610,600
Total Loans                                    $  3,504,528      $  3,292,142
Total Deposits                                 $  2,284,874      $  2,068,671
Total Borrowings                               $  1,231,024      $  1,291,821
Net Worth                                      $    176,704      $    199,536
Net Interest Income                            $     19,818      $     23,608
Interest Rate Spread During
 the Period                                           2.05%             2.58%
Net Worth to Assets Ratio                             4.73%             5.53%
Tangible Capital Ratio                                4.57%             5.39%
Core Capital Ratio                                    4.57%             5.39%
Risk-Based Capital Ratio                              8.71%             9.47%
Return on Average Assets                             (2.76%)            0.93%
Return on Average Equity                            (53.95%)           17.05%
Expense Ratio as a % of
 Average Assets                                       1.26%             1.27%
Non-performing Assets to
 Total Assets Ratio                                   3.03%             4.14%
Adjustable Loans as a % of
 Total Loans                                         98.87%            97.99%

                              23




                          FIRSTFED FINANCIAL CORP.
                              AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                (Dollars in thousands, except per share data)


                                                   June 30,        December 31,
ASSETS                                               1994              1993
                                                  ---------        ------------
Cash and cash equivalents                       $   16,738         $   17,491
Investment securities, held to maturity
  (market of $88,645 and $104,282)                  91,719            103,836
Loans receivable                                 2,780,636          2,692,036
Mortgage-backed securities, held to maturity
  (market of $699,624 and $715,726)                710,767            708,283
Loans held for sale, market value approximates
  carrying value                                    13,125             23,627
Accrued interest and dividends receivable           20,871             21,018
Real estate                                         20,417             27,249
Office properties and equipment, net                 9,700              8,923
Investment in Federal Home Loan Bank
 Stock, at cost                                     39,722             38,967
Other assets                                        32,476             19,687
                                                ----------         ----------
                                                $3,736,171         $3,661,117
                                                ==========         ==========

LIABILITIES
Deposits                                        $2,284,874         $2,305,480
Federal Home Loan Bank advances
 and other borrowings                            1,231,024          1,093,149
Deferred income taxes                                    -             16,366
Accrued expenses and other liabilities              43,569             37,830
                                                ----------         ----------
                                                 3,559,467          3,452,825

COMMITMENTS AND CONTINGENT LIABILITIES
STOCKHOLDERS' EQUITY
Common stock, par value $.01 per share;
 authorized 25,000,000 shares; issued
 11,371,066 and 11,326,191 shares,
 outstanding 10,574,546 and 10,529,671
 shares                                                114                113
Additional paid-in capital                          27,414             27,279
Retained earnings - substantially
 restricted                                        161,982            193,650
Loan to employee stock ownership plan               (2,974)            (2,918)
Treasury stock, at cost, 796,520 shares             (9,832)            (9,832)
                                                   176,704            208,292
                                                ----------         ----------
                                                $3,736,171         $3,661,117
                                                ==========         ==========

                          FIRSTFED FINANCIAL CORP.
                              AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share data)


                                        Three  Months  Ended     Six Months Ended
                                             June 30,                 June 30,
                                        --------------------     ------------------
                                          1994        1993       1994          1993
                                          ----        ----       ----          ----
Interest income:
Interest on loans and mortgage-backed
 securities                             $ 52,060    $ 54,435      $105,622    $110,796
Interest and dividends on investments      2,320       2,091         4,483       3,977
                                        --------    --------      --------    --------
   Total interest income                  54,380      56,526       110,105     114,773
                                        --------    --------      --------    --------
Interest expense:
 Interest on deposits                     21,265      18,929        41,539      38,097
 Interest on borrowings                   13,297      13,989        25,129      28,019
                                        --------    --------      --------    --------
   Total interest expense                 34,562      32,918        66,668      66,116
                                        --------    --------      --------
Net interest income                       19,818      23,608        43,437      48,657
Provision for loan losses                 55,030       1,849        79,700      45,972
                                        --------    --------      --------    --------
Net interest income (loss)
   after provision for losses            (35,212)     21,759       (36,263)      2,685
                                        --------    --------      --------    --------
Other income:
 Loan and other fees                       1,725       1,550         3,359       3,341
 Gain  on sale of  loans and mortgage-
     backed securities                        84       2,502           524       2,902
 Real estate operations, net                 579        (459)          961        (316)
 Other operating income                      367         430           721         814
                                        --------    --------      --------    --------
   Total other income                      2,755       4,023         5,565       6,741
                                        --------    --------      --------    --------
Non-interest expense                      11,711      11,443        23,844      22,897
                                        --------    --------      --------    --------
Earnings (loss) before income taxes      (44,168)     14,339       (54,542)    (13,471)
Income tax provision (benefit)           (18,615)      6,011       (22,874)     (5,397)
                                        --------    --------      --------    --------
Net earnings (loss)                     $(25,553)   $  8,328      $(31,668)   $ (8,074)
                                        ========    ========      ========    ========
Earnings (loss) per share               $  (2.42)   $   0.78      $  (3.01)   $  (0.77)
                                        ========    ========      ========    ========
