Form 10-Q
period 1994-09-30
FIRSTFED FINANCIAL CORP
filed 1994-11-14
CIK 810536

==========================================================================


                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             FORM 10-Q

(Mark One)
[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


     For  the  quarterly  period  ended           September 30, 1994
                                                  ------------------


                                  OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934


  For  the  transaction  period  from        N/A      to
                                         ----------        ---------

                     Commission File No. l-9566

                      FIRSTFED FINANCIAL CORP.
   (Exact  name  of  registrant  as  specified  in  its  charter)


        Delaware                                  95-4087449
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


The number of shares of Registrant's $0.01 par value common stock outstanding as of November 1, 1994 was 10,595,072.


==========================================================================

PART I - FINANCIAL STATEMENTS
Item 1.  Financial Statements


                           FIRSTFED FINANCIAL CORP.
                              AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                (Dollars in thousands, except per share data)

                                               September 30,
                                                   1994           December 31,
ASSETS                                          (Unaudited)           1993
                                                ------------     -------------
Cash and cash equivalents                       $   20,457       $   17,491
U.S. Government and other securities, held to
  maturity (market of $83,898 and $104,282)         87,344          103,836
Loans receivable                                 3,013,965        2,692,036
Mortgage-backed securities, held to maturity
 (market of $727,322 and $715,726)                 746,656          708,283
Loans receivable, held for sale ( market of
  $24,162 and $24,030)                              24,162           23,627
Accrued interest and dividends receivable           22,629           21,018
Real estate                                         18,886           27,249
Office properties and equipment, net                 9,441            8,923
Investment in Federal Home Loan Bank
 stock, at cost                                     55,361           38,967
Other assets                                        32,167           19,687
                                                ----------       ----------
                                                $4,031,068       $3,661,117
                                                ==========       ==========

LIABILITIES

Deposits                                        $2,206,294       $2,305,480
Federal Home Loan Bank advances
 and other borrowings                            1,596,500        1,093,149
Income taxes payable                                 -               16,366
Accrued expenses and other liabilities              47,352           37,830
                                                 ---------        ---------
                                                 3,850,146        3,452,825
                                                 ---------        ---------

CONTINGENT LIABILITIES
STOCKHOLDERS' EQUITY
Common stock, par value $.01 per share;
 authorized 25,000,000 shares; issued
 11,385,897 and 11,326,191 shares,
 outstanding 10,589,377 and 10,529,671
 shares                                                114              113
Additional paid-in capital                          27,506           27,279
Retained earnings - substantially
 restricted                                        166,140          193,650
Loan to employee stock ownership plan               (3,006)          (2,918)
Treasury stock, at cost, 796,520 shares             (9,832)          (9,832)
                                                ----------       ----------
                                                   180,922          208,292
                                                ----------       ----------
                                                $4,031,068       $3,661,117
                                                ==========       ==========
See accompanying notes to consolidated financial statements.



                              FIRSTFED FINANCIAL CORP.
                                   AND SUBSIDIARY
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)
                     (Dollars in thousands, except per share data)


                                        Three  Months  Ended     Nine  Months  Ended
                                           September  30,            September 30,
                                        --------------------     --------------------
                                          1994        1993         1994        1993
                                        -------      -------      ------      -------
Interest income:
Interest on loans and mortgage-backed
 securities                               $56,692    $56,680     $162,314    $167,476
Interest and dividends on investments       2,850      2,195        7,333       6,172
                                          -------    -------     --------    --------
   Total interest income                   59,542     58,875      169,647     173,648
                                          -------    -------     --------    --------
Interest expense:
 Interest on deposits                      22,636     19,253       64,175      57,350
 Interest on borrowings                    18,282     13,333       43,411      41,352
                                          -------    -------     --------    --------
   Total interest expense                  40,918     32,586      107,586      98,702
                                          -------    -------     --------    --------

Net interest income                        18,624     26,289       62,061      74,946
Provision for loan losses                   3,000     11,590       82,700      57,562
                                          -------    -------     --------    --------
Net interest income (loss)
   after provision for losses              15,624     14,699      (20,639)     17,384
                                          -------    -------     --------    --------
Other income:
 Loan and other fees                        1,820      1,518        5,179       4,859
 Gain  on sale of  loans and mortgage-
     backed securities                        (20)     1,103          504       4,005
 Real estate operations, net                1,240       (141)       2,201        (457)
 Other operating income                       434        484        1,155       1,298
                                          -------    -------     --------    --------
   Total other income                       3,474      2,964        9,039       9,705
                                          -------    -------     --------    --------
Non-interest expense                       11,653     11,453       35,497      34,350
                                          -------    -------     --------    --------
Earnings (loss) before income taxes         7,445      6,210      (47,097)    ( 7,261)
Income tax provision (benefit)              3,287      2,581      (19,587)    ( 2,816)
                                          -------    -------     --------    --------
Net earnings (loss)                       $ 4,158    $ 3,629    $ (27,510)   $ (4,445)
                                          =======    =======    =========    ========

Earnings (loss) per share                 $  0.39    $  0.34    $   (2.61)   $  (0.43)
                                          =======    =======    =========    ========
Weighted average shares outstanding
 for earnings per share calculation    10,643,738 10,660,168    10,532,732  10,445,881
                                       ========== ==========    ==========  ==========

See accompanying notes to consolidated financial statements.



                             FIRSTFED FINANCIAL CORP.
                                   AND SUBSIDIARY
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                  ( In thousands)

                                                         Nine Months Ended
                                                            September 30,
                                                     --------------------------
                                                      1994              1993
                                                      ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                            $ (27,510)       $  (4,445)
Adjustments to reconcile net loss
 to net cash provided by operating activities:
 Provision for loan losses                             82,700           57,562
 Amortization of fees and discounts                    (1,284)          (3,359)
 Net change in loans held for sale                      1,614           69,993
 Valuation adjustments on real estate sold             (7,342)          (7,499)
 (Increase) decrease in interest and
  dividends receivable                                 (2,920)             330
 Decrease in negative amortization                        129            1,847
 Decrease  in interest payable                           (550)          (3,919)
 Change in income taxes                               (19,814)          (4,738)
 Other                                                    710            3,845
                                                    ---------       ----------
   Net cash provided by operating activities           25,733          109,617
                                                    ---------       ----------
CASH FLOWS FROM INVESTING ACTIVITIES:

 Loans made to customers and principal
  collections of loans                               (408,399)        (227,219)
 Loans repurchased                                    (17,915)         (39,887)
 Loans purchased                                      (59,166)             (95)
 Proceeds from sales of real estate                    66,181           59,551
 Purchase of investment securities                     (2,348)         (71,327)
 Proceeds from maturities and principal payments
  on investment  securities                            18,693            7,000
 Purchase of FHLB stock                               (15,085)          (2,414)
 Other                                                 (6,780)           4,486
                                                    ---------       ----------
   Net cash used by investing activities             (424,819)        (269,905)
                                                    ---------       ----------
CASH FLOWS FROM FINANCING ACTIVITIES:

 Net increase (decrease) in savings deposits          (99,186)         143,640
 Net increase  in short term borrowings               610,851           86,700
 Proceeds from long term borrowings                   100,000          112,700
 Repayment of long term borrowings                   (207,500)        (117,500)
 Other                                                 (2,113)          (5,724)
                                                    ---------       ----------
   Net cash provided by financing activities          402,052          219,816
                                                    ---------       ----------
  Net increase in cash and cash
  equivalents                                           2,966           59,528
 Cash and cash equivalents at beginning of period      17,491           23,985
                                                    ---------       ----------
 Cash and cash equivalents at end of period         $  20,457       $   83,513
                                                    =========       ==========

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

   It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Registrant's latest annual report on Form 10-K/A. The results for the periods covered hereby are not necessarily indicative of the operating results for a full year.

2. Earnings or loss per share were computed by dividing net earnings or loss by the weighted average number of shares of common stock outstanding for the period,plus the effect of stock options,ifdilutive.

3. For purposes of reporting cash flows on the "Consolidated Statement of Cash Flows," cash and cash equivalents include cash, overnight investments and securities purchased under agreements to resell.

4. The Bank adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS No. 114"), effective January 1, 1994. SFAS No. 114 requires the measurement of impaired loans based on the present value of expected future cash flows discounted at the loan's effective interest rate, or at the loan's observable market price or at the fair value of its collateral. SFAS
   No. 114 does not apply to large groups of homogeneous loans that are collectively reviewed for impairment. For the Bank, loans collectively reviewed for impairment include all single family loans less than $500 thousand and multi-family loans less than $750 thousand. The adoption of SFAS No.114 did not result in material additions to the Bank's provision for loan losses.

   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations


                       Financial Condition

At September 30, 1994,FirstFed Financial Corp. (the "Company"),holding company for First Federal Bank of California and its subsidiaries (the "Bank"),had consolidated assets totaling $4.0 billion, a 10% increase over the December 31, 1993 level and 10% more than at September 30, 1993. The increase in assets is due primarily to new loans originated and purchased which increased to $720.5 million for the first nine months of 1994 from $539.3 million for the first nine months of 1993.

Due to rising interest rates, market demand for adjustable rate mortgages, which the Bank originates for its own portfolio, improved during the first nine months of 1994. Substantially all (99.7%) of new loans originated or purchased during 1994 were adjustable rate mortgages. New loan activity during the first nine months of the year included $59.1 million in single family adjustable rate mortgages purchased from another financial institution. At September 30, 1994, 99.0% of the loan portfolio had adjustable interest rate provisions. It is management's belief that adjustable rate mortgages help to maintain net interest income in fluctuating interest rate environments.

The Bank's portfolio of loans, including mortgage-backed securities, increased to $3.8 billion at September 30, 1994 from $3.4 billion at December 31, 1993 and $3.3 billion at September 30, 1993. All of the mortgage-backed securities included in the Bank's loan portfolio are collateralized by loans originated by the Bank. Therefore, the mortgage-backed securities generally have the same experience with respect to prepayment, repayment, delinquencies and other factors as the remainder of the Bank's portfolio.

The Bank's management has re-evaluated its policy relating to multi-family loans as a result of current market conditions and government regulations relating to risk-based capital requirements applicable to multi-family loans. Management has determined that current market pricing does not fully compensate the Bank for the risks and higher costs attendant to such loans. As a result, starting in October of 1994, the Bank has substantially reduced its origination of multi- family loans until such time as market pricing allows for the profitable origination of these loans.

During the first nine months of 1994, the Bank recorded $82.7 million in loan loss provisions, consisting of $30.6 million for estimated losses relating to the January 17, 1994 earthquake and $52.1 million to provide for estimated losses due to the weak Southern California economy and real estate market. Of the $82.7 million in loan loss provisions mentioned above, $14.6 million was charged-off as earthquake losses during the first nine months and $40.1 million was charged-off as economic losses during the first nine months. Charge-offs were due primarily to losses on multi-family loans which have been disproportionately affected in the current recession.

The ratio of non-performing assets to total assets was 3.03% as of September 30, 1994, compared to 3.23% at December 31, 1993 and 3.47% at September

30, 1993. The decrease in the non-performing assets ratio from December 31, 1993 was due to a 31% decline in real estate acquired by foreclosure, and a 10% growth in total assets. The decrease in the ratio from September 30, 1993 was due to a 54% decrease in real estate acquired by foreclosure, offset by a 33% increase in non-performing loans, before subtracting specific valuation allowances. The ratio also decreased due to a 10% growth in total assets. (See "Non-performing Assets.")

The Bank's primary market area is Los Angeles County. This area of Southern California has been especially affected during the economic recession. The metropolitan Los Angeles area has had the state's largest economic decline with a widely reported loss of 500,000 jobs from 1990 to 1993. In addition to the recession, Los Angeles County has experienced civil unrest
(1992), major firestorms (1993) and a devastating earthquake (1994). Despite some reported improvement in the economy, many economists believe that California, and especially Southern California, will lag behind the rest of the country during the general nationwide economic recovery.

According to the UCLA Business Forecast for California, September 1994 Report (the "UCLA Report"), the California economy is expected to grow at an annualized rate of 1% during 1994, well below the state's long term average of 3%. While many reasons are cited, the primary cause is the structural changes that have taken place in the defense and aerospace
industries.   It is anticipated that the jobs lost in these business
sectors will not be replaced in the foreseeable future and that the lost jobs will have a indirect effect on other industries, therefore impacting the state's economic recovery.

The unemployment rate in California, currently 9% according to the UCLA Report, is nearly three percentage points above the national average. Although the California unemployment rate is expected to fall to 7% by 1997, it is expected to remain at least 1% above the national rate according to the UCLA Report.

According to the UCLA Report, residential building permits in 1994 should reach the highest level in three years, ending a four year slump. Although the financial outlook for 1995 through 1997 is favorable for new construction as well as resale housing, building permits should improve only slightly from the current levels due to lower levels of migration to the state.
Also, increasing interest rates may be a factor in offsetting the level of real estate development and sales over the next three years.

The following table shows the components of the Bank's loan portfolio by type of loan for the periods indicated:



LOAN PORTFOLIO COMPOSITION
- --------------------------

                                         September 30,   December 31,  September 30,
                                            1994             1993         1993
                                         -------------   ------------   ------------
                                                      (In thousands)

REAL ESTATE LOANS:
 First trust deed residential loans:
  One unit                              $1,161,556      $ 864,874       $ 829,302
  Two to four units                        355,977        340,035         335,891
  Five or more units                     1,331,523      1,296,260       1,246,655
                                        ----------     ----------      ----------
     Residential loans                   2,849,056      2,501,169       2,411,848

 OTHER REAL ESTATE LOANS:
  Commercial and industrial                239,610        245,387         241,758
  Second trust deeds                        21,587         24,606          27,613
  Other                                     18,661          5,861          13,263
                                        ----------     ----------      ----------
  Real estate loans                      3,128,914      2,777,023       2,694,482

 NON-REAL ESTATE LOANS:
  Manufactured housing                       2,533          2,880           3,051
  Deposit accounts                           1,150          1,086           1,269
  Consumer                                     561            847           1,046
                                        ----------     ----------      ----------
     Loans receivable                    3,133,158      2,781,836       2,699,848

 LESS:
  General valuation allowances-
   loan portfolio                           69,625         40,669          38,984
  General valuation allowances-
   loans sold with recourse (1)                -            6,231           7,916
  Unrealized loan fees                      25,406         19,273          25,326
                                        ----------     ----------      ----------
     Net loans receivable                3,038,127      2,715,663       2,627,622

 FHLMC AND FNMA MORTGAGE-
  BACKED SECURITIES:
  Secured by single family dwellings       719,018        678,884         675,174
  Secured by multi-family dwellings         27,638         29,399          30,111
                                        ----------     ----------      ----------
  Mortgage-backed securities               746,656        708,283         705,285
                                        ----------     ----------      ----------
     TOTAL                              $3,784,783     $3,423,946      $3,332,907
                                        ==========     ==========      ==========

(1) Starting in June 30, 1994, this amount, $5,289,000 at September 30,
    1994, was reclassified to a liability account.


The one year GAP ratio (the difference between rate-sensitive assets and liabilities repricing within one year or less as a percentage of total assets) was a positive 15.8% at September 30, 1994. Management's goal is to keep the one year GAP ratio at less than 20% of total assets to further minimize the Bank's exposure to interest rate risk.

Deposits grew by 4% at September 30, 1994 compared to the level one year ago due to the acquisition of $113 million in deposits from the Resolution Trust Corporation in December of 1993. Deposits decreased by 4% from the December 31, 1993 level due to deposits withdrawn when interest rates on the acquired deposits were modified to market rates. Also, deposits in the telemarketing area decreased due to competition from other types of investments available to telemarketing customers.

Consolidated stockholders' equity decreased to $180.9 million at September 30, 1994 from $208.3 million at December 31, 1993 due primarily to the $27.5 million loss for the first nine months of 1994. In September of 1994, FirstFed Financial Corp. issued $50 million in 11 3/4% 10-year notes in a
public offering.   The notes are due in 2004, but may be redeemed at any
time after October 1,1999 at specified amounts by FirstFed Financial Corp. The notes are unsecured and unsubordinated. Interest is paid semi-annually. The projected debt service on the notes is $852 thousand per quarter or $3.4 million per year, net of tax.

The net proceeds from the notes,$47.8 million, were contributed to the Bank
as capital.   As a result, the Bank's risk-based capital ratio rose above
10%.  Thrifts with risk-based capital ratios above 10% are considered
"well capitalized" by the Bank's primary regulatory agency, the Office of Thrift Supervision. At September 30, 1994, the Bank was required to maintain tangible capital of at least 1.5% of adjusted total assets; core capital of at least 3% of adjusted total assets; and risk-based capital of at least 8% of risk-weighted assets. The Bank's core and tangible capital ratios were both 5.53% as of September 30, 1994, and the risk-based capital ratio was 10.31% as of the same date.



                      Results of Operations

The Company reported consolidated net earnings of $4.2 million for the third quarter of 1994 compared to consolidated net earnings of $3.6 million for the third quarter of 1993. For the first nine months of 1994, the Company reported a net loss of $27.5 million compared to a net loss of
$4.4 million for the first nine months of 1993. Year-to-date results for 1994 were impacted by the recording of loan loss provisions totaling $82.7 million for the first nine months of the year. The higher than usual provisions were due to anticipated losses stemming from the earthquake and general weakness in the Southern California economy. 1993 results were impacted by the weak Southern California economy as well. Total provisions for the first nine months of 1993 totaled $57.6 million, due mostly to a $44.1 million provision recorded in the first quarter of that year.

Management is unable to predict future levels of loan loss provisions. Among other things, future loan loss provisions are based on the level of loan charge-offs and the severity and duration of the economic recession in Southern California. Management believes that the $30.6 million provision for losses resulting from the January 1994 earthquake is sufficient to cover estimated losses thereon. Further provisions for losses may be necessary due to unforeseen events.

Loan charge-offs, which are primarily transfers from general valuation allowances to specific reserves for problem assets, continued due to
depressed Southern California real estate values.   Charge-offs were $11.4
million and $54.7 million for the third quarter and first nine months of 1994, compared to $17.3 million and $38.5 million for the third quarter and first nine months of 1993. The specific reserves were to record loans and foreclosed properties at fair value less estimated costs to sell. Multi-family loans have been particularly affected in the current economy. The current recession has caused declines in multi-family property values due to lower rental income, higher vacancy rates, real estate depreciation, and lower levels of real estate sales. Upon foreclosure, or when a loan becomes delinquent 90 days or more, the properties securitizing the loans are recorded at fair value less the estimated costs to sell. As a result of the decrease in multi-family property values, larger write-downs on non-performing multi-family loans and multi-family properties acquired by foreclosure were required.

The Bank maintains two different general valuation allowance accounts: one for inherent risks in the Bank's own loan portfolio and the other for risks associated with loans the Bank has sold with recourse (which is recorded as a liability.) These two allowances, when added together, are referred to as the "combined GVA" by the Bank.

Listed below is a summary of the activity in the combined GVA and the associated loan portfolio during the periods indicated (in thousands):


                                           Nine Months Ended September 30,
                                           -------------------------------
                                                 1994           1993
                                             ----------     -----------
Beginning Balance                              $ 46,900        $ 27,854
Provision for Loan Losses                        82,700          57,562
Charge-Offs:
 Single Family                                   (7,896)         (6,587)
 Multi-Family                                   (43,855)        (30,744)
 Commercial                                      (2,835)         (1,049)
 Non-Real Estate                                   (100)           (136)
                                               --------        --------
Total Charge-Offs                               (54,686)        (38,516)
                                               --------        --------
Ending Combined General Valuation Allowances   $ 74,914        $ 46,900
                                               ========        ========

The ratio of combined general valuation allowances to the Bank's portfolio of loans with loss exposure and real estate owned was 2.17% at September 30, 1994 compared to 2.57% at June 30, 1994 and 1.50% at September 30, 1993. Management believes that, as of September 30, 1994, the level of combined general valuation allowances recorded by the Bank was sufficient to cover estimated losses at that time.

The increasing interest rate trend continued during the third quarter and first nine months of 1994. Many of the Bank's borrowings have pricing characteristics which approximate changes in the London Interbank
Overseas Rate ("LIBOR") which responds very quickly to movements in market interest rates. This has caused the Bank's cost of funds to increase faster than the Federal Home Loan Bank Eleventh District Cost of Funds Index ("COFI"). Substantially all of the Bank's loans are adjusted monthly based on COFI. As a result, the Bank's net interest income decreased by 29% during the third quarter of 1994 compared to the third quarter of 1993 and by 17% for the first nine months of 1994 compared to the first nine months of 1993. The Bank's net interest income also decreased due to the three month time lag before changes in COFI can be passed on to loan customers.

The following table sets forth: (i) the average dollar amounts of and average yields earned on loans, mortgage-backed securities and investment securities, (ii) the average dollar amounts of and average rates paid on savings and borrowings, (iii) the average dollar differences, (iv) the interest rate spreads, and (v) the effective net spreads for the periods indicated.


                              During The Nine Months Ended September 30, (1)
                              ----------------------------------------------
                                     1994                       1993
                              ------------------          ------------------
                                        (Dollars in thousands)

Average dollar amount of and
  average yield earned on:
Loans and mortgage-backed
  securities                       $ 3,506,748    6.17%    $3,322,568    6.72%
 Investment securities (2)             143,525    4.89        134,415    4.68
                                   -----------             ----------
 Interest-earning assets             3,650,273    6.12      3,456,983    6.64

Average dollar amount of and
 average rate paid on:
 Deposits                            2,284,289    3.76      2,018,245    3.80
 Borrowings                          1,288,785    4.47      1,343,925    4.11
                                   -----------             ----------
  Interest-bearing liabilities       3,573,074    4.01      3,362,170    3.92

Average dollar difference between
 interest-earning assets and
                                    ----------             ----------
 interest-bearing liabilities       $   77,199             $   94,813
                                    ==========             ==========
                                                  -----                  -----
 Interest rate spread                             2.11%                  2.72%
                                                  =====                  =====
 Effective net spread (3)                         2.19%                  2.82%
                                                  =====                  =====

- --------------------------
(1) Average balances and weighted average rates for the period are computed based on daily balances.
(2) Does not include Federal Home Loan Bank Stock.
(3) The effective net spread is a fraction, the denominator of which is the average dollar amount of interest-earning assets, and the numerator of which is net interest income (excluding stock dividends and miscellaneous interest income)



                              During The Three Months Ended September 30,(1)
                              ----------------------------------------------
                                      1994                      1993
                               -----------------          ------------------
                                           (Dollars in thousands)
Average dollar amount of and
 average yield earned on:
 Loans and mortgage-backed
  securities                       $ 3,633,745    6.24%   $3,322,791     6.82%
 Investment securities (2)             153,123    4.98       137,826     4.93
                                   -----------            ----------
 Interest-earning assets             3,786,868    6.19     3,460,617     6.75

Average dollar amount of and
 average rate paid on:
 Deposits                            2,265,502    3.97     2,078,629     3.68
 Borrowings                          1,465,343    4.91     1,299,708     4.07
                                   -----------            ----------
  Interest-bearing liabilities       3,730,845    4.34     3,378,337     3.83

Average dollar difference between
 interest-earning assets and
                                   -----------            ----------
 interest-bearing liabilities      $    56,023            $   82,280
                                   ===========            ==========
                                                  -----                  -----
 Interest rate spread                             1.85%                  2.92%
                                                  =====                  =====
 Effective net spread (3)                         1.91%                  3.01%
                                                  =====                  =====

- ---------------------------
(1) Average balances and weighted average rates for the period are computed based on daily balances.
(2) Does not include Federal Home Loan Bank Stock.
(3) The effective net spread is a fraction, the denominator of which is the average dollar amount of interest-earning assets, and the numerator of which is net interest income (excluding stock dividends and miscellaneous interest income)

Real estate operations resulted in net gains of $1.2 million and $2.2 million for the third quarter and first nine months of 1994, respectively. Gains are due mostly to the recovery of excess valuation allowances realized upon the sale of foreclosed properties. In comparison, the Bank recorded net losses of $141 thousand and $457 thousand for the third quarter and first nine months of 1993, respectively. The losses recorded during 1993 were mostly attributable to maintenance costs and property tax payments on foreclosed multi-family properties which exceeded rents collected during the holding period before the properties were sold.

Sales of loans and mortgage-backed securities resulted in a net loss of $20 thousand for the third quarter of 1994 and a net gain of $504 thousand for the first nine months of 1994. During the third quarter of 1993 and the first nine months of 1993 sales of loans and mortgage-backed securities resulted in net gains of $1.1 million and $4.0 million, respectively. Transactions during 1994 were less profitable compared to 1993 due to volatile secondary market prices as a result of increasing interest rates. The net gain recorded in the first nine months of 1993 included a gain of $2.0 million on the sale of a mortgage-backed security which had previously been identified as held for sale.

Total non-interest expenses were $11.7 million for the third quarter of 1994, comparable to $11.5 million in the third quarter of 1993. Due to cost control programs in place, expenses were virtually the same as the second quarter of 1994. Because of asset growth, the ratio of non-interest expenses to total assets decreased to 1.20% for the third quarter of 1994 from 1.26% for the third quarter of 1993. Despite the 3% increase in non-interest expenses for the first nine months of 1994 compared to the first nine months of 1993, the ratio of non-interest expenses to total assets dropped to 1.25% in 1994 from 1.28% in 1993 due to asset growth.



      Non-accrual, Past Due, Modified  and Restructured Loans
      -------------------------------------------------------


The Bank accrues interest earned but uncollected for every loan without regard to its contractual delinquency status but establishes a specific interest allowance for each loan which becomes 90 days or more past due or in foreclosure. Loans on which delinquent interest allowances had been established totaled $131.0 million at September 30, 1994 compared to $106.1 million at December 31, 1993 and $98.7 million at September 30, 1993.

The additional interest that would have been earned had there been no loans 90 days or more delinquent or in foreclosure was $6.8 million as of September 30, 1994 compared to $5.8 million at December 31, 1993 and $5.0 million at September 30, 1993.

The Bank  has debt restructurings which result from temporary modifications of principal and interest payments. Under these arrangements, loan terms are typically reduced to no less than a monthly interest payment required under the note. Any loss of revenues under the modified terms would be immaterial to the Bank. If the borrower is unable to return to scheduled principal and interest payments at the end of the modification period, foreclosure procedures are initiated. As of September 30, 1994, the Bank had modified loans totaling $76.1 million. As of that date, loan loss allowances totaling $6.8 million had been established for
these loans.  There were no   modified loans 90 days or more delinquent as
of September 30, 1994.

The Bank also restructured certain loans to borrowers who experienced damage to their properties as a result of the January 1994 earthquake. These modifications were granted in the months immediately following the earthquake and were usually for the deferral of three to six months of loan payments. As of September 30, 1994, the modification period for most of these loans had ended. The outstanding balance of loans which remain modified for earthquake reasons as of September 30, 1994 totaled $4.5 million.

At January 1, 1994, the Bank implemented Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS No.114"). Pursuant to SFAS No. 114, the Bank considers a loan to be impaired when management believes that it is probable that the Bank will be unable to collect all amounts due under the contractual terms of the loan. Estimated impairment losses are included in the Bank's specific loan loss allowances. Subsequent adjustments to estimated impairment losses are included in the Bank's provisions for loan losses. At September 30, 1994, the total recorded amount of loans for which impairment has been recognized in accordance with SFAS No. 114 was $117.1 million (after deducting $26.4 million of specific loan loss allowances attributable to such loans). The Bank's impaired loans at September 30, 1994 were composed of non-accrual major loans (single family loans with an outstanding principal amount greater than or equal to $500,000 and multi-family and commercial real estate loans with an outstanding principal amount greater than or equal to $750,000) of $44.4 million, modified loans of $50.1 million and major loans less than 90 days delinquent in which full payment of principal and interest is not expected of $22.6 million.

The Bank evaluates loans for impairment whenever the collectability of contractual principal and interest payments are questionable. A loan is impaired when the collateral property's undiscounted net operating income (over a holding period not to exceed 5 years) plus the property's anticipated value at the end of the period, are less than the estimated debt service payments over the same period plus the estimated remaining unpaid balance. Large groups of smaller balance homogenous loans that are collectively evaluated, including residential mortgage loans, are not subject to the application of SFAS No. 114.

When a loan is considered impaired the Bank measures impairment based on the present value of expected future cash flows (over a period of years) discounted at the loan's effective interest rate. However, if the loan is probable of foreclosure or collateral-dependent, impairment is measured based on the fair value of the collateral. As of September 30,1994, out of total impaired loans of $117.1 million, approximately $62.7 million of loans were measured using the fair value method and $54.4 million of loans were measured based on the present value of expected future cash flows discounted at the effective interest rate of the loan. When the measured value of an impaired loan is less than the recorded investment in the loan, the Bank records a specific loan loss allowance amounting to the excess of the Bank's recorded investment in the loan over its measured value.

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

The table below identifies the Bank's investment in delinquent loans determined to be impaired loans by property type at September 30, 1994:


                                   At September 30, 1994
                                   ---------------------
                                      (In thousands)

Single Family                           $    3,318
Multi-Family                                28,383
Commercial                                  12,736
                                        ----------
     Total                              $   44,437
                                        ==========


                           Asset Quality
                           -------------

Asset Quality Ratios
- --------------------

The following table sets forth certain asset quality ratios of the Bank at the periods indicated:


                                September 30,  December 31,   September 30,
                                    1994          1993            1993
                                -------------  ------------   -------------
Non-Performing Loans to
 Loans Receivable (1)               3.31%         3.28%          3.21%
Non-Performing Assets to
 Total Assets (2)                   3.03%         3.23%          3.47%
Loan Loss Allowances to
 Non-Performing Loans (3)          73.95%        52.23%         51.81%
General Loss Allowances to
Total Loans with Loss
  Exposure (4)                      2.17%         1.48%          1.50%

- -------------------------

(1) Non-performing loans are net of specific loan loss allowances. Loans receivable exclude mortgage-backed securities and are computed before deducting unrealized loan fees and general valuation allowances.
(2) Non-performing assets are net of specific loan loss allowances.
(3) The Bank's loan loss allowances, including specific loan loss allowances and general valuation allowances but excluding general valuation allowances for loans sold by the Bank with full or limited recourse. Non-performing loans are computed before deducting specific loan loss allowances.
(4) The Bank's general valuation allowances, including general valuation allowances for loans sold with full or limited recourse. Loans with loss exposure include the Bank's loan portfolio plus loans sold by the Bank with full or limited recourse.

The increased ratios of loan loss allowances to non-performing loans and general loan loss allowances to total loans with loss exposure from September 30, 1993 to September 30, 1994 reflect the increased loan loss provisions for estimated losses due to the weak Southern California economy and real estate market.


Non-performing Assets

The Bank defines non-performing assets as loans delinquent over 90 days (non-accrual loans), loans in foreclosure and real estate acquired in settlement of loans.

An analysis of non-performing assets as of September 30, 1994 and 1993 and December 31, 1993 follows:


                                    September 30,   December 31,   September 30,
                                        1994            1993            1993
                                    -------------   ------------    ------------
                                                (In thousands)

Foreclosed real estate owned:
Single family                          $  8,851       $10,052       $ 13,594
Multi-family                              9,579        16,015         25,547
Commercial                                   41           327            811
Other                                        55           484            446
                                       --------     ---------       --------
   Total foreclosed real estate owned    18,526        26,878         40,398

Delinquent loans over 90 days past due:
Single family                            29,981       25,317          26,045
Multi-family                             77,555       70,207          65,874
Commercial                               23,240       10,307           6,547
Other                                       271          245             229
Specific valuation allowances           (27,289)     (14,732)        (12,150)
                                       --------     --------        --------
Total delinquent loans                  103,758       91,344          86,545
                                       --------     --------        --------
Total non-performing assets            $122,284     $118,222        $126,943
                                       ========     --------        ========

The ratio of non-performing assets to total assets was 3.03% at September 30, 1994, compared to 3.23% at December 31, 1993 and 3.47% at September 30, 1993. The decrease from September 30, 1993 to September 30, 1994 was caused by a 54% drop in foreclosed properties owned by the Bank, offset by a
20% increase in delinquent loans.    The increase in specific valuation
allowances is attributable to the increase in non-performing loans and the continuing decline in the Southern California real estate values.
Management continues to dedicate significant attention to resolving problem loan situations and disposing of foreclosed properties. The Bank's management is continuing to explore other ways to reduce the level of its non-performing assets, including both individual and bulk sales of non-performing loans and real estate owned. It is presently in the early stages of negotiation with several bidders on a portion of the portfolio of such assets. However, there is no assurance that an agreement for the sale of any such assets will be reached.

The adoption of SFAS No. 114 has had an effect on the comparability of the non-performing assets information. Certain loans for which specific loan loss allowances were not previously required under prior accounting standards are now considered impaired and thus subject to the establishment of specific loan loss allowances since SFAS No.114 was adopted on January 1, 1994.



                          Sources of Funds
                          ----------------


External sources of funds include savings deposits, advances from the Federal Home Loan Bank of San Francisco ("FHLBSF") and securitized borrowings.

Savings deposits are obtained from several sources: retail savings branches, the telemarketing department, and national deposit brokers. Not including $16.4 million and $47.3 million in interest credits during the third quarter and first nine months of 1994, respectively, total savings deposits decreased by $94.5 million during the third quarter and $146.5 million during the first nine months of 1994.

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

Retail deposits decreased by $31.3 million during the third quarter and $56.0 million during the first nine months of 1994. The Bank experienced outflows of deposits acquired from the Resolution Trust Corporation in December of 1993, particularly during the first quarter of 1994.
This outflow typically occurs with acquired deposits when the interest rates, which are typically above market on the date of acquisition,
are adjusted to market rates after the acquisition.   Retail deposits
comprised 67% of total deposits at September 30, 1994 compared to 65% of total deposits at September 30, 1993.

Telemarketing deposits decreased by $26.9 million during the third quarter of 1994 and $60.0 million during the first nine months of the year.
These deposits, normally large deposits from pension plans and other managed trusts, decreased due primarily to higher yields available to investors on alternate investments. Telemarketing deposits comprised 11% of total deposits at September 30, 1994 compared to 14% of total deposits at September 30, 1993.

Deposits acquired from national brokerage firms decreased by $36.3 million during the third quarter of 1994 and $30.5 million for the first nine months of the year. The Bank has used brokered deposits for nearly 10 years and considers these deposits a stable source of funds. The Bank has solicited brokered funds based on a waiver obtained from the Federal Deposit Insurance Corporation ("FDIC"), the insurer of the Bank's deposits.

No waiver is necessary for any period in which the Bank's risk-based capital meets the regulatory capital standard for "well-capitalized" thrifts. Since the Bank's risk-based capital ratio exceeded 10% at September 30, 1994, the Bank meets this capital standard and therefore does not now require a waiver to obtain brokered deposits. As of September 30, 1994, brokered deposits comprised 22% of total deposits compared to 21% of total deposits at September 30, 1993. Securitized borrowings under reverse repurchase agreements increased by $27.5 million during the third quarter
of 1994 and $79.2 million during the first nine of 1994.   The amount
outstanding  varies depending on the level  of available collateral. The
Bank converted $57.0 million and $112.4 million of loans into mortgage-backed securities during the third quarter and first nine months of 1994, respectively.

FHLBSF advances increased by $290.0 million during the third quarter and $402.5 million during the first nine months of 1994. The Bank utilized its borrowing capacity with the FHLBSF during the first nine months of 1994 whenever the collateral available for securitized borrowings was exhausted and FHLBSF advances were the least costly source of funds.

Internal sources of funds include both principal payments and payoffs on loans, loan sales, and positive cash flows from operations.

Principal payments include amortization and prepayments which are a function of real estate activity and the general level of interest rates. Total principal payments were $69.6 million and $211.3 million, respectively, for the third quarter and first nine months of 1994. This compares with $80.4 million and $252.7 million, respectively, for the third quarter and first nine months of 1993. Principal payments decreased due to higher interest rates in 1994 compared to 1993 which had the effect of decreasing loan refinance activity.

Loan sales decreased to $869 thousand for the third quarter and $43.2 million for the first nine months of 1994. This compares with loan sales of $20.7 million and $129.3 million, respectively for the third quarter and first nine months of 1993. Activity for the first nine months of 1993 included the second quarter sale of a $70.2 million mortgage-backed security from the Bank's portfolio of loans and mortgage-backed securities held for sale. Due to increased interest rates in 1994, the level of loans originated for sale by the Bank decreased in 1994 compared to 1993.

                     PART II  -  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K (Unaudited)



a)   Exhibits

    (4) Instruments defining the rights of security holders, including indentues. See indenture filed as Exhibit 4 to Amendment No.3 to S-3 dated September 20, 1994 and incorporated by reference.

   (11) Computation of earnings per share. Part I hereof is hereby incorporated by reference.

   (19) Reports furnished to security holders. The third quarter letter to stockholders for the period ended September 30, 1994.
        Pages 21 to 28.

b.)  Reports on Form 8-K

    (1) A report on Form 8-K was filed for the event reported July 29, 1994.

                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                FIRSTFED FINANCIAL CORP.
                                ------------------------
                                  Registrant


                                Date:   November  14, 1994


                                By /s/ WILLIAM MORTENSEN
                                   ---------------------
                                   William S. Mortensen
                                   Chairman of the Board
                                    and Chief Executive Officer



                                By /s/ JAMES GIRALDIN
                                   ------------------
                                   James P. Giraldin
                                   Chief Financial Officer and
                                    Executive Vice President

                                  FirstFed Financial Corp. and Subsidiary


Dear Stockholder:


Your Company is always looking for ways to become more efficient as part of its ongoing cost control programs. We have found that one way of reducing costs is to replace the quarterly report to shareholders with the quarterly earnings releases prepared for public distribution.

Changing the format of the quarterly report to shareholders will save time and production costs but will not affect the quantity or quality of the information that you receive. All information previously contained in the quarterly report to shareholders will be included in the quarterly earnings releases. You will continue to receive the annual report, typically mailed with the proxy statement in March.

We thank you for  your cooperation and support.




William S. Mortensen
Chairman and CEO

Babette E. Heimbuch
President and COO

                                                      October 28, 1994


        FIRSTFED REPORTS EARNINGS FOR THE THIRD QUARTER OF 1994

FirstFed Financial Corp., holding company for First Federal Bank of California, today announced net earnings of $4.2 million or $0.39 per share of common stock for the third quarter of 1994. For the third quarter of 1993, the Company reported net earnings of $3.6 million or $0.34 per share. The increase in quarterly earnings resulted from a decline in loan loss provisions compared to the third quarter of 1993. The Company recorded a net loss of $25.6 million or $2.42 per share during the second quarter of 1994.

For the first nine months of 1994, the Company recorded a year-to-date loss of $27.5 million or $2.61 per share compared to a net loss of $4.4 million or $0.43 per share for the first nine months of 1993. The losses recorded during the first nine months of 1994 reflect the loan loss provisions for anticipated charge-offs resulting from the January 17, 1994 earthquake and the anticipated losses from the weak Southern California economy.
Losses recorded during the first nine months of 1993 were principally due to loan loss provisions resulting from the weak Southern California economy.

The Bank's non-performing assets ratio was 3.03% at September 30, 1994, a decrease from 3.47% at September 30, 1993 and approximately the same as the June 30, 1994 level. Sales of foreclosed properties rose to $38.7 million during the third quarter of 1994 from $34.2 million during the third quarter of 1993. On a year-to-date basis, $92.1 million in real estate was sold during the first nine months of 1994 compared to $67.9 million during the first nine months of 1993.

Charge-offs, primarily transfers from general valuation allowances to specific reserves for problem assets, continued due to the depressed Southern California real estate values. Charge-offs for the third quarter of 1994 were $11.4 million, compared to $17.3 million for same quarter of last year and $18.6 million for the second quarter of 1994. Charge-offs, including $14.6 million related to the earthquake, were $54.7 million for the first nine months of 1994, compared to $38.5 million for the first nine months of 1993.

Due to transfers to specific reserves in the third quarter , the Bank's general valuation allowances decreased to $69.6 million or 2.19% of the Bank's portfolio of loans and real estate owned at September 30, 1994 from $77.0 million or 2.62% at June 30, 1994. General valuation allowances were $40.7 million or 1.43% at December 31, 1993 and $39.0 million or 1.41% at September 30, 1993. Additionally, the Bank has valuation allowances, recorded as a liability, for loans which it has sold with recourse. At September 30, 1994, these allowances totaled $5.3 million or 1.87% of the loans sold with recourse. This compares to $6.2 million or 1.97% at December 31, 1993 and $7.9 million or 2.23% at September 30, 1993.

The Bank implemented Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" (SFAS No. 114), as of January 1, 1994. As of September 30, 1994, the Bank had $117.1 million of loans which were considered impaired, net of $26.4 million in loan loss allowances related to such loans. This level compared to $149.0 million, net at June 30, 1994.

The Bank had an additional $76.1 million in loans on which the principal and interest payments had been temporarily modified as of September 30, 1994. This compares with temporary modifications of $84.0 million as of June 30, 1994. These modifications are typically for six to twelve months and reduce the borrowers' payments to no less than the monthly interest payment required under the note. As of September 30, 1994, the Bank had established loan loss allowances of $5.6 million for these loans. These amounts include loans modified for earthquake-related reasons of $4.5 million as of September 30, 1994 and $26.4 million as of June 30, 1994.

As a result of new loan activity during the third quarter, consolidated total assets for the Company reached $4.0 billion at September 30, 1994. New loans were $368.8 million for the third quarter of 1994 compared to $167.0 million for the third quarter of 1993. The increase in new loans during the third quarter of 1994 reflects the continuing high demand for adjustable rate mortgages in the current interest rate environment. Adjustable rate mortgages were 99.7% of new loans originated during the third quarter. New loans for the third quarter of 1994 include the purchase of $45.5 million in newly originated single family adjustable rate mortgages from another financial institution. For the first nine months of 1994, new loans were $720.5 million compared to $539.3 million for the same period of 1993. New loans for the first nine months of 1994 include $59.1 million in single family adjustable rate mortgages which were purchased from another financial institution. The percentage of adjustable rate mortgages in the Bank's loan portfolio was 98.97% at September 30, 1994.

The Bank's management has re-evaluated its policy relating to multi-family loans as a result of current market conditions and governmental regulations relating to risk-based capital requirements. It was determined that current market pricing does not fully compensate the Bank for the risks attendant for such loans. As a result, starting in October of 1994, the Bank has substantially reduced its origination of multi-family loans until such time as market pricing allows for the profitable origination of these loans.

Real estate operations, consisting of gains and losses on the sale of foreclosed properties net of operating expenses, amounted to net gains of $1.2 million and $2.2 million, respectively, for the third quarter and first nine months of 1994. This compares with net losses of $141 thousand and $457 thousand, respectively, for the comparable periods of 1993.
The gains recorded during 1994 resulted from the recovery of valuation allowances realized upon the sale of foreclosed properties. The losses recorded during 1993 were attributable to operating costs which exceeded rents collected during the holding period before the properties were sold.

The net interest margin, the difference between the Bank's yield on interest-earning assets and its cost of funds, declined to 1.85% in the third quarter of 1994 from 2.05% in the second quarter of 1994 and 2.92% in the third quarter of 1993. The decline is due primarily to increasing interest rates and the lag effect of the Eleventh District Cost of Funds Index (the "Index") during rising interest rate periods. At September 30, 1994, 93.7% of the Bank's loans are adjustable monthly based on changes in the Index. Although the Index responds slowly to changes in interest rates, management believes that its adjustable mortgage portfolio helps to preserve net interest income during periods of fluctuating interest rates.

Because management has continued to focus on cost control, non-interest expenses for the third quarter of 1994 were virtually the same as the second quarter of 1994. The ratio of non-interest expenses to total assets decreased to 1.20% for the third quarter of 1994 from 1.26% for the second quarter of 1994 due to asset growth. The expense ratio for the third quarter of 1993 was 1.26%. For the first nine months of 1994, the ratio of non-interest expenses to total assets decreased to 1.25% from 1.28% for the same period of 1993.

FirstFed successfully  completed its issuance of  $50 million in 10-year
notes in September of 1994.   FirstFed contributed the net proceeds of
approximately $47.8 million to the Bank as capital. As a result, the Bank's risk-based capital ratio improved to 10.31% of risk-weighted assets as of September 30, 1994 from 8.71% as of June 30, 1994. A risk-based capital ratio above 10% is within the "well-capitalized" category of thrifts according to regulatory rankings.

Mr. William S. Mortensen, Chairman of FirstFed Financial Corp., stated,

"The third quarter results indicate the progress the Bank has made towards overcoming the economic recession and other events which have affected the Southern California real estate market over the past few years." Mr. Mortensen commented further,"The successful completion of our debt offering allows the Bank to participate in the resurgent adjustable rate loan market in Southern California and also will allow the Bank to emerge from this recession positioned to successfully compete in the challenging years ahead."


                           KEY FINANCIAL RESULTS ARE HIGHLIGHTED BELOW
                                         (Unaudited)


                                         THREE MONTHS                        NINE MONTHS
                                     ENDED SEPTEMBER  30,                 ENDED SEPTEMBER 30,
                                -----------------------------     --------------------------------
                                    1994              1993               1994             1993
                               --------------   --------------    ---------------   --------------
Net Earnings (Loss)            $    4,158,000   $    3,629,000    $  (27,510,000)   $   (4,445,000)
Earnings (Loss) per  Share     $         0.39   $         0.34    $        (2.61)   $        (0.43)
Book Value per Share           $        17.09   $        19.37    $        17.09    $        19.37
Weighted Average Shares
    Outstanding                    10,643,738       10,660,168        10,532,732        10,445,881
Assets                         $4,031,068,000   $3,655,587,000    $4,031,068,000    $3,655,587,000
Loans                          $3,784,783,000   $3,332,907,000    $3,784,783,000    $3,332,907,000
Deposits                       $2,206,294,000   $2,126,385,000    $2,206,294,000    $2,126,385,000
Borrowings                     $1,596,500,000   $1,278,141,000    $1,596,500,000    $1,278,141,000
Stockholders' Equity           $  180,922,000   $  203,263,000    $  180,922,000    $  203,263,000
Loan Originations              $  368,814,000   $  167,007,000    $  720,479,000    $  539,338,000
Net Interest Income            $   18,624,000   $   26,289,000    $   62,061,000    $   74,946,000
Real Estate (Foreclosed)       $   18,526,000   $   40,398,000    $   18,526,000    $   40,398,000
Modified Loans (Not Impaired)  $   23,494,000   $      -          $   23,494,000    $       -
Impaired Loans                 $  117,096,000   $      -          $  117,096,000    $       -
Non-performing Assets to
  Total  Assets                         3.03%            3.47%             3.03%             3.47%
Net Worth to Assets Ratio               4.49%            5.56%             4.49%             5.56%
Tangible Capital Ratio *                5.53%            5.43%             5.53%             5.43%
Core Capital Ratio *                    5.53%            5.43%             5.53%             5.43%
Risk-Based Capital Ratio *             10.31%            9.92%            10.31%             9.92%
Interest Rate Spread During
  the Period                            1.85%            2.92%             2.11%             2.72%
% Adjustable Mortgages                 98.97%           98.25%            98.97%            98.25%
Expense Ratios:
   % Gross Income                      18.49%           18.52%            19.87%            18.73%
   % Average Assets                     1.20%            1.26%             1.25%             1.28%
One Year "Gap" % of  Assets            15.78%           13.11%            15.78%            13.11%
Return on Average Assets                0.43%            0.40%            (0.97%)           (0.17%)
Return on Average Equity                9.30%            7.21%           (18.85%)           (2.89%)


*First Federal Bank.


                           FIRSTFED FINANCIAL CORP.
                              AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                (Dollars in thousands, except per share data)

                                               September 30,
                                                   1994           December 31,
ASSETS                                          (Unaudited)           1993
                                                ------------     -------------
Cash and cash equivalents                       $   20,457       $   17,491
U.S. Government and other securities, held to
  maturity (market of $83,898 and $104,282)         87,344          103,836
Loans receivable                                 3,013,965        2,692,036
Mortgage-backed securities, held to maturity
 (market of $727,322 and $715,726)                 746,656          708,283
Loans receivable, held for sale ( market of
  $24,162 and $24,030)                              24,162           23,627
Accrued interest and dividends receivable           22,629           21,018
Real estate                                         18,886           27,249
Office properties and equipment, net                 9,441            8,923
Investment in Federal Home Loan Bank
 stock, at cost                                     55,361           38,967
Other assets                                        32,167           19,687
                                                ----------       ----------
                                                $4,031,068       $3,661,117
                                                ==========       ==========

LIABILITIES

Deposits                                        $2,206,294       $2,305,480
Federal Home Loan Bank advances
 and other borrowings                            1,596,500        1,093,149
Income taxes payable                                 -               16,366
Accrued expenses and other liabilities              47,352           37,830
                                                 ---------        ---------
                                                 3,850,146        3,452,825
                                                 ---------        ---------

CONTINGENT LIABILITIES
STOCKHOLDERS' EQUITY
Common stock, par value $.01 per share;
 authorized 25,000,000 shares; issued
 11,385,897 and 11,326,191 shares,
 outstanding 10,589,377 and 10,529,671
 shares                                                114              113
Additional paid-in capital                          27,506           27,279
Retained earnings - substantially
 restricted                                        166,140          193,650
Loan to employee stock ownership plan               (3,006)          (2,918)
Treasury stock, at cost, 796,520 shares             (9,832)          (9,832)
                                                ----------       ----------
                                                   180,922          208,292
                                                ----------       ----------
                                                $4,031,068       $3,661,117
                                                ==========       ==========


                              FIRSTFED FINANCIAL CORP.
                                   AND SUBSIDIARY
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)
                     (Dollars in thousands, except per share data)


                                        Three  Months  Ended     Nine  Months  Ended
                                           September  30,            September 30,
                                        --------------------     --------------------
                                          1994        1993         1994        1993
                                        -------      -------      ------      -------
Interest income:
Interest on loans and mortgage-backed
 securities                               $56,692    $56,680     $162,314    $167,476
Interest and dividends on investments       2,850      2,195        7,333       6,172
                                          -------    -------     --------    --------
   Total interest income                   59,542     58,875      169,647     173,648
                                          -------    -------     --------    --------
Interest expense:
 Interest on deposits                      22,636     19,253       64,175      57,350
 Interest on borrowings                    18,282     13,333       43,411      41,352
                                          -------    -------     --------    --------
   Total interest expense                  40,918     32,586      107,586      98,702
                                          -------    -------     --------    --------

Net interest income                        18,624     26,289       62,061      74,946
Provision for loan losses                   3,000     11,590       82,700      57,562
                                          -------    -------     --------    --------
Net interest income (loss)
   after provision for losses              15,624     14,699      (20,639)     17,384
                                          -------    -------     --------    --------
Other income:
 Loan and other fees                        1,820      1,518        5,179       4,859
 Gain  on sale of  loans and mortgage-
     backed securities                        (20)     1,103          504       4,005
 Real estate operations, net                1,240       (141)       2,201        (457)
 Other operating income                       434        484        1,155       1,298
                                          -------    -------     --------    --------
   Total other income                       3,474      2,964        9,039       9,705
                                          -------    -------     --------    --------
Non-interest expense                       11,653     11,453       35,497      34,350
                                          -------    -------     --------    --------
Earnings (loss) before income taxes         7,445      6,210      (47,097)    ( 7,261)
Income tax provision (benefit)              3,287      2,581      (19,587)    ( 2,816)
                                          -------    -------     --------    --------
Net earnings (loss)                       $ 4,158    $ 3,629    $ (27,510)   $ (4,445)
                                          =======    =======    =========    ========

Earnings (loss) per share                 $  0.39    $  0.34    $   (2.61)   $  (0.43)
                                          =======    =======    =========    ========
Weighted average shares outstanding
 for earnings per share calculation    10,643,738 10,660,168    10,532,732  10,445,881
                                       ========== ==========    ==========  ==========

                                 28