Form 10-Q/A
period 1994-09-30
FIRSTFED FINANCIAL CORP
filed 1994-11-15
CIK 810536

==========================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-Q/A

(Mark One)
[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


    For  the  quarterly  period  ended       September 30, 1994
                                             ------------------

 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934


  For  the  transaction  period  from       N/A       to
                                        -----------      -----------

                          Commission File No. l-9566

                           FIRSTFED FINANCIAL CORP.
        (Exact  name  of  registrant  as  specified  in  its  charter)


        Delaware                                  95-4087449
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

a)    Exhibits

      (4) Instruments defining the rights of security holders, including indentures. See indenture filed as Exhibit 4 to Amendment No. 3 to S-3 dated September 20, 1994 and incorporated by reference.

     (11) Computation of earnings per share. Part I hereof is hereby incorporated by reference.

     (19) Reports furnished to security holders. The third quarter letter to stockholders for the period ended September 30, 1994. Pages 21 to 28.

     (27)   Financial Data Schedule.

b)   Reports on Form 8-K

       1)   A report on Form 8-K was filed for the event reported
            July 29, 1994.

                FirstFed Financial Corp. and Subsidiary
                      Financial Data Schedule
               For the nine months ended September 31, 1994

[ARTICLE] 9

[LEGEND]

This Schedule contains summary financial information extracted from the company's Consolidated Statements of Earnings and Consolidated Balance Sheets and is qualified in its entirety by referenceto such financial statements.

[/LEGEND]

[MULTIPLIER]  1,000

[FISCAL-YEAR-END]                      Dec-31-1994
[PERIOD-START]                         Jan-o1-1994
[PERIOD-END]                           Sep-30-1994
[PERIOD-TYPE]                                9-mos
[CASH]                                      20,457
[INT-BEARING-DEPOSITS]                           0
<FED-FUND-SOLD>                                  0
[TRADING-ASSETS]                                 0
<INVESTMENTS-HELD-FOR SALE>                 24,162
[INVESTMENTS-CARRYING]                      87,344
[INVESTMENTS-MARKET]                        83,898
[LOANS]                                  3,760,621
[ALLOWANCE]                                 69,625
[TOTAL-ASSETS]                           4,031,068
[DEPOSITS]                               2,206,294
[SHORT-TERM]                             1,219,300
[LIABILITIES-OTHER]                         47,352
[LONG-TERM]                                377,200
[PREFERRED-MANDATORY]                            0
[PREFERRED]                                      0
[COMMON]                                       114
[OTHER-SE]                                 180,808
[TOTAL-LIABILITY-AND-EQUITY]             4,031,068
[INTEREST-LOAN]                            162,314
[INTEREST-INVEST]                            7,333
[INTEREST-OTHER]                                 0
[INTEREST-TOTAL]                           169,647
[INTEREST-DEPOSIT]                          64,175
<INTEREST-BORROWINGS>                       43,411
[INTEREST-EXPENSE]                         107,586
[INTEREST-INCOME-NET]                       62,061
[LOAN-LOSSES]                               82,700
[SECURITIES-GAINS]                             504
[EXPENSE-OTHER]                             35,497
<INCOME-(LOSS)-PRETAX>                     (47,097)
<INCOME-(LOSS)-PRE-EXTRAORDINARY>          (47,097)
[EXTRAORDINARY]                                  0
[CHANGES]                                        0
[NET-INCOME]                               (27,510)
[EPS-PRIMARY]                                (2.61)
[EPS-DILUTED]                                (2.61)
[YIELD-ACTUAL]                               (2.19%)
[LOANS-NON]                                103,758
[LOANS-PAST]                                     0
[LOANS-TROUBLED]                                 0
[LOANS-PROBLEM]                                  0
[ALLOWANCE-OPEN]                            46,900
[CHARGE-OFFS]                               54,686
[RECOVERIES]                                     0
[ALLOWANCE-CLOSE]                           74,914
[ALLOWANCE-DOMESTIC]                        74,914
[ALLOWANCE-FOREIGN]                              0
[ALLOWANCE-UNALLOCATED]                          0


                            Signature



                                     FirstFed Financial Corp.
                                     ------------------------

                                     Registrant

                                     Date:  November 15, 1994


                                     By /s/ WILLIAM MORTENSEN
                                        ----------------------
                                          William S. Mortensen
                                          Chairman of the Board and
                                            Chief Executive Officer


                                     By /s/ JAMES GIRALDIN
                                        -------------------
                                          James P. Giraldin
                                          Chief Financial Officer and
                                             Executive Vice President