Form 10-K
period 1994-12-31
FIRSTFED FINANCIAL CORP
filed 1995-03-21
CIK 810536

==============================================================================
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
                             FORM 10-K
(Mark One)
[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
            For the fiscal year ended December 31, 1994
                                  OR
[_]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

     For the Transition period from    N/A        to
                                           ------    -------

                    Commission File No. 1-9566

                     FIRSTFED FINANCIAL CORP.
    (Exact name of registrant as specified in its charter)

        Delaware                                  95-4087449
      (State or other jurisdiction of            (I.R.S. Employer
        incorporation or organization)           Identification No.)

401 Wilshire Boulevard, Santa Monica, California     90401-1490
(Address of principal executive offices)             (Zip Code)

  Registrant's telephone number, including area code: (310) 319-6000

     Securities registered pursuant to Section 12(b) of the Act:
                     Common Stock $.01 par value
                         (Title of Class)

  Securities registered pursuant to Section 12(g) of the Act:   None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                   ---    ---
     The approximate aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 15, 1995: $137,566,726.

     The number of shares of Registrant's $0.01 par value common stock outstanding as of February 15, 1995: 10,598,972.

                 DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for Annual Meeting of Stockholders, April 26, 1995 (Parts III & IV).

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (sub-section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
==========================================================================

                              PART 1
ITEM 1--BUSINESS

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

     At December 31, 1994, the Company had assets totaling $4.2 billion compared to $3.7 billion at December 31, 1993. The Company recorded net losses of $24.5 million and $2.0 million for the years ended December 31, 1994 and 1993. The Company recorded net earnings of $18.0 million before the cumulative effect of a change in accounting principle for the year ended December 31, 1992.

     The Bank derives its revenues principally from interest on loans and investments, gain on sale of loans originated, and servicing fees on loans sold. Its major items of expense are interest on deposits and borrowings, and general and administrative expense.

     As of February 15, 1995, the Bank operated 25 retail savings branches and 6 loan origination offices, all located in Southern California. The Bank acquired 2 retail savings branches from the Resolution Trust Corporation ("RTC") in 1993 and 7 retail savings branches from the RTC in 1992. The two branches acquired in 1993 were consolidated on December 31, 1993. In addition to the retail branches, the Bank has telemarketing programs which expand the geographical scope of its deposit activities. Permission to operate all full-service branches must be approved by the Office of Thrift Supervision.

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

     The Bank's primary market area is Los Angeles County. This area of Southern California has been especially affected during the current economic recession. According to the "UCLA Business Forecast for California, December, 1994 Report" ("UCLA Report"), Los Angeles County has had the state's largest economic decline with a loss of 440,000 jobs from 1990 to 1994. In addition to the recession, Los Angeles County has experienced civil unrest (1992), major firestorms (1993) and a devastating earthquake (1994).

     Despite some reported improvement in the economy, many economists believe that California, and especially Southern California, will lag behind the rest of the country during the general nationwide economic recovery. While many reasons are cited, the primary cause is the structural changes that have taken place in the defense and aerospace industries. According to the UCLA Report, the contraction of higher paying durable manufacturing and high technology jobs in the metropolitan Los Angeles area will persist for the foreseeable future due to relocation and downsizing by defense and electronic manufacturing firms.

     The unemployment rate for California improved somewhat in 1994, according to the UCLA Report, having decreased from a high of 3% over the national rate at one time during the year to the current level of 2% over the national rate. Improvement was noted in the trade and service industries (engineering, accounting, management services) and the motion picture industry. Improvement has also been noted in the hotel and personal services industries.

     While the UCLA Report states that single family home sales in the metropolitan Los Angeles area have improved in 1994 compared to 1993, it also cites very little net in-migration to the region and higher mortgage rates as reasons for the continued deterioration in home prices.

     Because the Bank typically lends less than 80% of the appraised value of the underlying collateral of loans originated, borrowers originally have equity in their properties. However, when the value of the underlying collateral declines, borrowers may have little or no remaining equity and consequently foreclosure by the Bank becomes more likely. Additionally, multi-family property values have been impacted by decreased rental income resulting from increased vacancies and a general lowering of market rents. Upon foreclosure, or when foreclosure becomes likely, the assets are recorded at fair value less estimated cost to sell. Due to declines in real estate values in Southern California, loan charge-offs have increased to $69 million in 1994 from $49 million in 1993 and $27 million in 1992. $14 million of the 1994 charge-offs were directly related to the January 17, 1994 earthquake.

     The Bank continually monitors the sufficiency of the collateral supporting its loan portfolio. The portfolio is evaluated on a number of factors including property location, date of origination and loan-to-value ratio. The Bank has added substantial amounts to its general allowance for anticipated loan losses as a result of these evaluations, particularly during the last three years as the recession worsened in Southern California.

     As a result of the increased provisions, the ratio of general valuation allowances (including general valuation allowances related to loans sold with recourse which are recorded as a liability) to loans with loss exposure (the Bank's loan portfolio plus loans sold with recourse) grew to 1.82% at the end of 1994 from 1.48% at the end of 1993 and 0.93% at the end of 1992.

     Current Interest Rate Environment. Interest rates began to increase early in 1994 when the Federal Reserve Board ("FRB") took steps to prevent inflation. The FRB increased interest rates a total of six times during 1994 and once to date during 1995. In a rising interest rate environment, the Bank earns a lower interest rate spread due to a time lag inherent in the adjustable loan portfolio. During these periods, interest costs on deposits and borrowings are impacted immediately while it takes several months for the yields earned on loans and mortgage-backed securities to adjust. The time lag inherent in the loan portfolio is also due to operational and regulatory constraints which do not allow the Bank to pass through monthly changes in the primary index utilized for the majority of its adjustable rate loan customers for a period of ninety days. See "Asset-Liability
Management" and "Components of Earnings - Net Interest Income" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information.

     Competition. The Bank experiences strong competition in attracting and retaining deposits and in originating real estate loans. It competes for deposits with many of the nation's largest savings institutions and commercial banks which have significant operations in Southern California. Absent Congressional action, savings institutions such as the Bank will face an increasing competitive disadvantage in attracting deposits, relative to commercial banks, as the result of the potential disparity between the insurance assessment rates of the Bank Insurance Fund ("BIF"), which insures the deposits of most commercial banks, and the Savings Association Insurance Fund ("SAIF"), which insures the deposits of savings institutions such as the Bank. See "Summary of Material Legislation and Regulations - Insurance of Accounts."

     The Bank also competes for deposits with credit unions, thrift and loan associations, money market mutual funds, issuers of corporate debt securities and the government. In addition to the rates of interest offered to depositors, the Bank's ability to attract and retain deposits depends upon the quality and variety of services offered, the convenience of its branch locations and its financial strength as perceived by depositors.

     The Bank competes for real estate loans primarily with savings institutions, commercial banks, mortgage banking companies and insurance companies. The primary factors in competing for loans are interest rates, loan fees, interest rate caps, interest rate adjustment provisions and the quality and extent of service to borrowers and mortgage brokers.

     The Bank began a mortgage banking program in October of 1993 in which it offers competitively-priced fixed rate loans and certain adjustable rate loans which the Bank would not typically retain in its portfolio. Management believes that this expanded array of loan products will allow the Bank to compete more effectively during periods in which the Bank's traditional adjustable mortgage loans are less in demand. These products are sold in the secondary loan markets. Because the mortgage banking program was started late in 1993, it did not have a substantial impact on loan originations or loan sales during that year. During 1994, increasing interest rates decreased borrower demand for fixed rate loans. Therefore, loans originated for mortgage banking purposes did not materially impact loan originations, loan sales, loan interest income or loan servicing income during 1994.

     Environmental Concerns. Under certain circumstances, such as when it participates actively in the management or operation of a property, a real estate lender may have liability for any properties securing their loans found to have pollutant or toxic features. Environmental protection laws are strict and impose joint and several liability on numerous parties. Liability will generally be imposed on the entity from which an agency can collect. It is possible for the cost of cleanup of environmental problems to exceed the value of the security property.
The Bank has adopted stringent environmental underwriting requirements when considering loans secured by properties which appear to have environmentally high risk characteristics (e.g. commercial, industrial, new construction of all types, and older properties of all types which may contain friable asbestos or lead paint hazards.) These requirements are intended to minimize the risk of environmental hazard liability.
The Bank's policies are also designed to avoid the potential for liability imposed on lenders who assume the management of a property.

     Business Concentration. The Bank has no single customer or group of customers either as depositors or borrowers, the loss of any one or more of which would have a material adverse effect on the Bank's operations or earnings prospects.

     Yields Earned and Rates Paid. Net interest income, the major component of core earnings for the Bank, depends primarily upon the difference between the combined average yield earned on the loan and investment security portfolios and the combined average interest rate paid on deposits and borrowings, as well as the relative balances of interest-earning assets and interest-bearing liabilities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Components of Earnings - Net Interest Income" for further analysis and discussion.

 Lending Activities

     General. The Bank's primary lending activity has been and continues to be the origination of loans for the purpose of enabling borrowers to purchase, refinance or construct improvements on residential real property. The loan portfolio primarily consists of loans made to home buyers and homeowners on the security of single family dwellings and multi-family dwellings. The loan portfolio also includes loans secured by commercial and industrial properties.

     For an analysis of loan portfolio composition and an analysis of the types of loans originated, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Balance Sheet
Analysis - Loan Portfolio."

     Origination and Sale of Loans. The Bank engages loan consultants on an incentive compensation basis to procure applicants for loans. The Bank also derives business from traditional sources of mortgage brokers and borrower referrals. Loan originations were $909 million in 1994, $746 million in 1993 and $841 million in 1992. Loan originations during 1994 include $59 million in loans purchased from other financial
institutions.   The increase in loan originations in 1994 compared to
1993 was due to improved demand for adjustable rate loans resulting from rising interest rates. The decrease in loan originations during 1993 compared to 1992 was the result of increased competition in the Bank's lending areas.

     Management reevaluated its policy regarding multi-family loans during 1994 because of real estate market conditions and governmental regulations relating to risk-based capital requirements for such loans. Due to inadequate market pricing, management elected to de-emphasize the origination of multi-family loans during 1994. Multi-family loans decreased to 18% of originations in 1994 from 32% during 1993.

     As mentioned above, the rising interest rate trend in 1994 decreased borrower demand for fixed rate loans. Accordingly, loans originated for sale in 1994 decreased compared to 1993 and 1992. For the year ended December 31, 1994, $49 million in loans were originated for sale compared to $87 million and $154 million during 1993 and 1992, respectively. Loans originated for resale totaled 5%, 12% and 18% of loan originations during 1994, 1993 and 1992, respectively.

     Loans and mortgage-backed securities held for sale at December 31, 1994, 1993 and 1992 were $30 million, $24 million and $92 million, respectively, constituting 0.8%, 0.7% and 2.8%, respectively, of the Bank's total loans and mortgage-backed securities held at such dates.

     Loans originated for resale are recorded at the lower of cost or market. The time from origination to sale may take up to three months due to packaging requirements.

     The Bank structures mortgage-backed securities with loans from its own loan portfolio for use in collateralized borrowing arrangements. In exchange for the improvement in credit risk when the mortgage-backed securities are formed, guarantee fees are paid to the Federal Home Loan Mortgage Corporation ("FHLMC") or the Federal National Mortgage Association ("FNMA"). $198 million, $112 million and $187 million in loans were converted into mortgage-backed securities during 1994, 1993 and 1992, respectively. All mortgage-backed securities were originated by the Bank. Therefore, the mortgage-backed securities generally have the same experience with respect to prepayment, repayment, delinquencies and other factors as the remainder of the Bank's portfolio.

     The Bank serviced $700 million in loans for other investors as of December 31, 1994. $305 million of these loans were sold under recourse arrangements. Of this amount, $27 million were formed into mortgage-backed securities and were still owned by the Bank as of December 31,1994. Due to regulatory requirements, the Bank maintains capital for loans sold with recourse as if those loans had not been sold. The Bank had been active in these types of transactions in the past, but has not entered into any new recourse arrangements since 1989 when the new capital regulations took effect. Loans sold with recourse are considered along with the Bank's own loans in determining the adequacy of its general loan valuation allowances. The total principal balance of loans sold with recourse decreased to $305 million at the end of 1994 from $347 million at the end of 1993 and $438 million at the end of 1992 due to loan amortization, payoffs and foreclosures.

     Interest Rates, Terms and Fees. First Federal aggressively markets adjustable mortgage loans ("AMLs") with 30 year terms and interest rates which adjust each month based upon the Federal Home Loan Bank's Eleventh District Cost of Funds Index ("Index"). (See "Asset-Liability Management" in "Management's Discussion and Analysis of Financial Condition and Results of Operations.") While the monthly payment can change annually, the maximum annual change in that payment is limited to 7.5%. Any additional interest due is added to the principal balance of the loan ("negative amortization"). Payments are adjusted every five years without regard to the 7.5% limitation to provide for full amortization during the balance of the loan term. Although the interest rates are adjusted monthly, these loans have a lifetime cap ranging from 400 to 750 basis points above their initial interest rate. Generally, these loans may be assumed at any time during their term provided that the Bank enters into a separate written agreement with the current borrower and the qualified borrower to whom the property is transferred. Additionally, the new borrower is required to pay assumption fees customarily charged for similar transactions.

     The Bank offers two variations of the AML based on the Index, the "AML IIC" and the "AML IID". The initial rate on the AML IIC is below market for the first three months of the loan term. The AML IID has no below market initial rate but starts with a pay rate similar to the AML IIC. This results in immediate negative amortization but allows the loan to earn at the fully indexed rate immediately. The difference in negative amortization on these two products is minor. 87% of the Bank's AML loan origination volume in 1994 was comprised of these two products.

     The Bank also has a loan product with the interest rate and
payment fixed for three years, the "AML IIH".   Thereafter, the loan
becomes a typical, monthly adjustable AML except that the first payment adjustment has a 15% limitation. Loans originated under this program in 1994 were insignificant.

     Additionally, a six month AML based on the six month LIBOR is offered, the "AML IIIP". Rate changes are subject to a 2% cap per annum. There is no negative amortization on this product. The AML IIIP comprised only a minor portion of new loan originations for the Bank in 1994 and were originated for sale in the secondary market.

     The Bank will lend up to 95% of the appraised value on fixed rate loans. These loans are sold in the secondary market. Under current portfolio loan programs, the Bank normally lends less than or equal to 80% of a single family property's appraised value and less than or equal to 70% of a multi-family property's appraised value at the time of loan origination.

      The Bank requires that borrowers obtain private mortgage insurance on loans in excess of 80% of the appraised property value. On certain portfolio loans the Bank charges premium rates and/or fees in exchange for waiving the insurance requirement. Subsequent to the origination of a portfolio loan, the Bank may purchase private mortgage insurance with its own funds. Loans for which there is no private mortgage insurance represent less than 10% of the loan portfolio. Management believes that the additional rates and fees charged on these loans compensate the Bank for the additional risks associated with this type of loan.

     Because AML loan-to-value ratios may increase above those established at the time of loan origination due to negative amortization, the Bank rarely lends in excess of 90% of the appraised value on AMLs. Where the Bank does lend in excess of 90% of the appraised value, additional fees and rate are charged and there is no below market initial interest rate. The amount of negative amortization recorded by the Bank increases during periods of rising interest rates. As of December 31, 1994, negative amortization on all loans serviced by the Bank totaled $889 thousand.

     Although regulations permit a maximum amortization period of 40 years for real estate secured home loans and 30 years for other real estate loans, the majority of the Bank's real estate loans provide for a maximum amortization term of 30 years or less. Starting in 1994, the Bank started offering several of its loan products based on an amortization period of 40 years. Loans with 40-year terms constituted 23% of loan originations during 1994.

     The following table shows the contractual maturities of the Bank's loans at December 31, 1994:

                                                     Loan Maturity Analysis
                                                        Maturity Period
                                 -----------------------------------------------------------
                                                     >1 Year
                                    Total    1 Year    To 5    >5 - 10   >10 - 20    Over 20
                                   Balance   or Less   Years    Years      Years      Years
                                 --------  -------- -------- --------  ---------   ----------
                                                     (Dollars In Thousands)
Interest rate sensitive loans:
 AMLs..........................  $3,037,895   $15,653  $ 7,713   $48,911  $ 99,961  $2,865,657
 Mortgage-backed securities....     813,465         -        -         -         -     813,465
                                 ----------   -------  -------   -------  --------  ----------
Total interest rate sensitive
 loans.........................   3,851,360    15,653    7,713    48,911    99,961   3,679,122
                                ----------   -------   -------  --------  --------  ----------
Fixed rate loans:
 1st mortgages.................      32,719       27     2,635     7,826    15,453       6,778
 2nd mortgages.................         278        1        18       199        60           -
 Mortgage-backed securities....       7,852        -         -       273     7,579           -
 Consumer and other loans......       1,417    1,417         -         -         -           -
                                 ----------  -------   -------  --------  --------  ----------
 Total fixed rate loans.........     42,266    1,445     2,653     8,298    23,092       6,778
                                 ----------  -------   -------  --------  --------  ----------
                                 $3,893,626  $17,098   $10,366   $57,209  $123,053  $3,685,900
                                 ==========  =======   =======   =======  ========  ==========

Risk Elements

           Non-accrual, Past Due and Restructured Loans. The Bank establishes allowances for delinquent interest equal to the amount of accrued interest on all loans 90 days or more past due or in foreclosure. This practice effectively places such loans on non-accrual status for financial reporting purposes.

     The following is a summary of non-accrual loans as of the end of each of the periods indicated for which delinquent interest allowances had been established.

                              % of           % of            % of           % of           % of
                        1994  Total    1993  Total   1992    Total   1991   Total   1990   Total
                      ------- -----  ------- -----  -------  -----  ------- -----  ------- ------
                                                (Dollars In Thousands)
Non-accrual Loans:
Single family........ $13,041   14%  $ 25,317   24%  $24,634   35%  $21,441   37%  $ 6,063   24%
Multi-family.........  60,213   64     70,207   66    42,481   60    34,347   60    18,937   75
Commercial...........  20,986   22     10,307   10     3,623    5     1,536    3         -    -
Other................     245    -        245    -       271    -       194    -       388    1
                      -------  ---   --------  ---   -------  ---   -------  ---   -------  ---
  Total non-accrual
  Loans.............. $94,485  100%  $106,076  100%  $71,009  100%  $57,518  100%  $25,388  100%
                      =======  ===   ========  ===   =======  ===   =======  ===   =======  ===


     The allowance for delinquent interest, based on loans past due more than 90 days or in foreclosure, totaled $5 million, $6 million, $4 million, $3 million and $1 million at December 31, 1994, 1993, 1992, 1991 and 1990, respectively.

     The Bank has debt restructurings which result from temporary modifications of principal and interest payments. Under these arrangements, loan terms are typically reduced to no less than a monthly interest payment required under the note. Any loss of revenues under the modified terms would be immaterial to the Bank. If the borrower is unable to return to scheduled principal and interest payments at the end of the modification period, foreclosure procedures are initiated or, in certain instances, the modification period is extended. As of December 31, 1994, the Bank had modified loans totaling $59.7 million, net of loan loss allowances totaling $8.0 million. This compares with $62.1 million, net of loan loss allowances totaling $4.1 million as of December 31, 1993. No modified loans were 90 days or more delinquent as of December 31, 1994 or 1993.

     The Bank also restructured certain loans to borrowers who experienced damage to their properties as a result of the January 17, 1994 earthquake. These modifications were granted in the months immediately following the earthquake and were usually for the deferral of loan payments for three to six months. The amount of loans modified for earthquake-related reasons which were under extended modifications as of December 31, 1994 totaled $1.7 million. None of these loans was delinquent as of December 31, 1994 and no allowances were established as of that date.

     The Bank implemented Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS No. 114") as of January 1, 1994. Pursuant to SFAS No. 114, the Bank considers a loan to be impaired when management believes that it is probable that the Bank will be unable to collect all amounts due under the contractual terms of the loan. Estimated impairment losses are included in the Bank's specific loan loss allowances. Subsequent adjustments to estimated impairment losses are recorded as specific loan loss allowances which may necessitate an additional provision for loan losses. At December 31, 1994, the total recorded amount of loans for which impairment had been recognized in accordance with SFAS No. 114 was $108.3 million (after deducting $23.9 million in specific loss allowances attributable to such loans). The Bank's impaired loans at December 31, 1994 were composed of non-accrual major loans (single family loans with an outstanding principal amount greater than or equal to $500,000 and multi-family and commercial real estate loans with an outstanding principal amount greater than or equal to $750,000) of $38.0 million, modified loans (included in modified loans mentioned above) of $41.6 million, and major loans less than 90 days delinquent in which full payment of principal and interest is not expected of $28.7 million.

     The Bank evaluates loans for impairment whenever the collectability of contractual principal and interest payments is questionable. A loan is impaired when the collateral property's undiscounted net operating income (over a holding period not to exceed five years) plus the property's anticipated value at the end of the period, are less than the estimated debt service payments over the same period plus the estimated remaining unpaid balance. Large groups of smaller balance homogenous loans that are collectively evaluated, including residential mortgage loans, are not subject to the application of SFAS No. 114.

     When a loan is considered impaired, the Bank measures impairment based on the present value of expected future cash flows (over a period not to exceed five years) discounted at the loan's effective interest rate. However, if the loan is "collateral-dependent" or probable of foreclosure, impairment is measured based on the fair value of the collateral. As of December 31, 1994, out of total impaired loans of $108.3 million, approximately $77.3 million were measured using the fair value method and $31.0 million were measured based on the present value of expected future cash flows, discounted at the effective interest rate of the loan. When the measure of an impaired loan is less than the recorded investment in the loan, the Bank records a specific loan loss allowance for the difference of the Bank's recorded investment in the loan over its measured value.

     The present value of an impaired loan's expected future cash flows will change from one reporting period to the next because of the passage of time and also may change because of revised estimates in the amount or timing of those cash flows. The Bank records the entire change in the present value of the expected future cash flows as a specific loan loss allowance which may necessitate an increase in the provision for loan losses. Similarly, the fair value of the collateral of an impaired collateral-dependent loan may change from one reporting period to the next. The Bank also records a change in the measure of these impaired loans as a specific loan loss allowance which may necessitate an adjustment to the provision for loan losses.

     Cash payments received from impaired loans are recorded in accordance with the contractual terms of the loan. The principal portion of the payment is used to reduce the principal balance of the loan, whereas the interest portion is recognized as interest income. On certain modified loans where the Bank does not believe that it will receive all amounts due under the original contractual loan terms, the Bank records an allowance for interest received on modified loans.

     Because the Bank establishes specific loan loss allowances for all loans deemed probable of foreclosure based on the fair value of the collateral, the adoption of SFAS No. 114 had only a minor impact on the Bank's allowance for loan losses.

     Debt restructurings completed prior to the adoption of SFAS No.
114 were accounted for in accordance with Statement of Financial Accounting Standards No. 15 ("SFAS No. 15"). Bank policy required that when the estimated cash receipts projected in accordance with the modified terms were less than the recorded investment in the loan, the recorded investment would be reduced to an amount equal to these future cash receipts. The amount of this reduction was required to be recognized as a specific loan loss allowance. Bank policy also required that if future cash receipts specified by the new terms exceeded the recorded investment in the loan, interest income would have been recognized over the restructuring period using the interest method.
Debt restructurings that are probable of foreclosure require loss recognition based on the fair value of the collateral.

     The table below identifies the Bank's net investment in non-performing loans determined to be impaired loans by property type at December 31, 1994 (in thousands):

                Single family     $  2,140
                Multi-family        22,696
                Commercial          13,168
                                  --------
                Total             $ 38,004
                                  ========

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

     In response to the above factors, the Bank's general valuation allowance has increased over the last three years to 1.82% of loans with loss exposure at December 31, 1994 from 1.48% at December 31, 1993 and 0.93% at December 31, 1992. As a result of continued weaknesses in the economy and real estate markets in which the Bank operates, further increases in the general valuation allowance may be required in future periods. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's general valuation allowance. These agencies may require the Bank to establish additional general valuation allowances based on their judgments of the information available at the time of the examination.

     The following table details general valuation allowances by loan type for the periods indicated, including the liability account for general valuation allowances on loans sold with recourse:


                                 % of           % of           % of          % of
                          1994   Total    1993  Total   1992   Total   1991  Total
                         ------  -----  ------- ------ ------- -----  ------ -----
                                         (Dollars In Thousands)
Real Estate Loans:
 Single Family ......... $ 6,938   11%  $ 6,607   14%  $ 3,935   14%  $ 4,084   29%
 Multi-Family...........  50,018   79    37,691   81    20,708   75     7,581   54
 Commercial.............   6,170   10     2,551    5     3,154   11     2,194   16
Non-Real Estate Loans...     175    -        51    -        57    -        78    1
                         -------  ---   -------  ---   -------  ---   -------  ---
 Total.................. $63,301  100%  $46,900  100%  $27,854  100%  $13,937  100%
                         =======  ===   =======  ===   =======  ===   =======  ===


     The following is an analysis of the activity in the Bank's general valuation allowances for the periods indicated.



         General Valuation Allowances and Loan Charge-Off Activity

                                           Year Ended December 31,
                               --------------------------------------------------
                                 1994       1993       1992      1991      1990
                               --------   --------   --------  -------   --------
                                           (Dollars In Thousands)
Beginning General Valuation
 Allowances..................  $ 46,900   $ 27,854    $13,937   $11,181   $ 8,394
Provisions for Loan Losses...    85,700     67,679     41,384    11,833     4,126
  Charge-Offs:
 Single Family...............   (16,198)    (8,605)    (4,863)   (1,690)     (260)
 Multi-Family................   (48,536)   (38,178)   (22,470)   (7,696)     (800)
 Commercial..................    (4,384)    (1,574)         -       440      (200)
 Non-Real Estate.............      (181)      (276)      (134)     (131)      (79)
                               --------   --------    -------   -------   -------
 Total Charge-Offs...........   (69,299)   (48,633)   (27,467)   (9,077)   (1,339)
                               --------   --------    -------   -------   -------
Transfer to Liability
 Account for Loans Sold
 with Recourse...............    (7,948)         -          -         -         -
                               --------   --------    -------   -------   -------
Ending General Valuation
 Allowances..................  $ 55,353   $ 46,900   $ 27,854   $13,937   $11,181
                               ========   ========   ========   =======   =======
Charge-Offs as Percentage of
 Average Loans Receivable....      2.41%      1.82%      1.11%     0.40%     0.06%
                                   ====       ====       ====      ====      ====


     In 1994, the Bank transferred $7.9 million to a liability account for general valuation allowances on loans sold with recourse. This amount was included in the general valuation allowances in years prior to 1994. The amount of this general valuation allowance totaled $6.2 million, $5.3 million, $1.3 million and $1.9 million at December 31, 1993, 1992, 1991 and 1990 respectively.

     The progressive increase in loan charge offs since 1989 is due to recessionary factors such as increased vacancies on multi-family properties, decreased real estate values, layoffs and slower rates of real estate sales. These recessionary factors have negatively impacted the ability of some borrowers to make loan payments on a timely basis or sell their properties prior to foreclosure. A continuation of the trend of increased charge-offs would adversely impact the Company's future loan loss provisions and earnings. Charge-offs during 1994 included $13.8 million in losses directly attributable to the January 17, 1994 earthquake.

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset Quality Ratios" for an analysis of the Bank's general valuation allowances as a percentage of non-accrual loans, the total loan portfolio and total loans with loss exposure.

     Non-performing Assets. For a further discussion of non-performing assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-Performing Assets."

     The Bank begins foreclosure proceedings on single family loans after they have been delinquent for 15 days after the grace period and begins foreclosure proceedings on multi-family loans after they have been delinquent for 10 days after the grace period. All loans greater than 90 days delinquent are placed into foreclosure and a valuation allowance is established, if necessary. The Bank acquires title to the property in most foreclosure actions in which the loan is not reinstated by the borrower. Once real estate is acquired in settlement of a loan, the Bank ceases to accrue and record allowances for interest income and the property is recorded at fair value less estimated costs to sell.

     Following the acquisition of foreclosed real estate ("REO"), the Bank evaluates the property and establishes a plan for marketing and disposition. The Bank inspects the property, using the Bank's appraisal staff. After inspecting such property, the Bank determines whether the property may be disposed of in its present condition or whether repairs, rehabilitation or improvements are necessary. In response to the increased levels of REO in 1992, the Bank established a committee that meets weekly for the purpose of supervising the disposition of the Bank's REO.

     The following table provides information regarding the Bank's REO activity for the periods indicated:


          Real Estate Acquired in Settlement of Loans Activity

                                        Year Ended December 31,
                                    ----------------------------------
                                     1994         1993         1992
                                   --------     --------     --------
                                            (In Thousands)

Beginning Balance..............    $ 26,878     $ 23,858     $  8,172
Additions......................      67,466       93,010       76,121
Sales..........................     (77,620)     (89,990)     (60,435)
                                   --------     --------     --------
Ending Balance.................    $ 16,724     $ 26,878     $ 23,858
                                   ========     ========     ========


     The Bank's Asset Classification Committee meets at least monthly to review and monitor the condition of the loan portfolio on an ongoing basis. Additionally, a special workout group of the Bank's officers meets at least weekly to resolve delinquent loan situations and to initiate actions enforcing the Bank's rights in security properties pending foreclosure and liquidation.

     Other Interest-Earning Assets. The Bank owned no contractually delinquent interest-earning assets other than loans as of December 31, 1994.

 Investment Activities

     Savings institutions are required by federal regulations to maintain a minimum ratio of liquid assets which may be invested in certain government and other specified securities. This level is adjusted from time to time in response to prevailing economic conditions and as a means of controlling the amount of available mortgage credit. At December 31, 1994, the liquidity requirement was 5.00% and the Bank's regulatory liquidity percentage was 5.23%.

     It is the Bank's policy to keep long term investments at a modest level and to use available cash to originate mortgages which normally command higher yields. Therefore, interest income on investments generally represents less than 5% of total revenues.

     Investment securities are carried at amortized cost (with any premium or discount amortized over the term of the security using the interest method) because management has the intent and ability to hold the securities until maturity. Gross unrealized gains totaled $28 thousand at December 31, 1994. Gross unrealized losses as of that date totaled $4.8 million.


     The following table summarizes the total investment portfolio (including liquid investments) by type at the end of the periods indicated.

                                               December 31.,
                              -------------------------------------------------
                               1994       1993      1992       1991      1990
                              -------   --------   -------   --------  --------
                                         (Dollars In Thousands)

U.S. Treasury Securities....  $ 4,205   $  5,111   $ 7,113   $  7,115   $ 9,020
U.S. Agency Securities......   36,565     42,600    11,034      6,054         -
Corporate Bonds.............        -          -         -      3,003     3,005
Repurchase Agreements.......        -          -         -     95,000    60,000
Certificates of Deposit.....        -          -         -          -     4,228
Collateralized Mortgage
 Obligations................   43,282     56,125    25,589          -         -
                              -------   --------   -------   --------   -------
                              $84,052   $103,836   $43,736   $111,172   $76,253
                              =======   ========   =======   ========   =======
Weighted average yield on
 interest-earnings invest-
 ments end of period........     5.08%      5.16%     6.18%      4.90%     7.74%
                                 ====       ====      ====       ====      ====

                                11

     The following is a summary of the maturities, and market values of investment securities as of December 31, 1994.


                                         Maturity
                           ----------------------------------
                                                                 Total carrying
                             Within 1 year       1 - 5 Years          Value
                           -----------------  ---------------   -----------------
                                    Weighted         Weighted            Weighted         Average
                                     Average          Average             Average         Maturity
                            Amount    Yield   Amount   Yield     Amount    Yield   Value  Yrs/Mos
                           -------   ------  -------  -------   --------  -------  ------ -------
                                                   (Dollars In Thousands)

U.S. Treasury Securities..  $ 4,004   8.05%   $   201   5.48%   $ 4,205   7.93%   $ 4,223   0/ 9
U.S. Agency Securities....        -      -     36,565   5.07     36,565   5.07     34,136   2/ 8
Collateralized Mortgage
 Obligations..............   11,187   4.63     32,095   4.86     43,282   4.80     40,957   2/11
                            -------           -------           -------           -------
                            $15,191   5.54%   $68,861   4.97%   $84,052   5.08%   $79,316   2/ 5
                            =======           =======           =======           =======


 Sources of Funds

     General. The Bank's principal sources of funds are savings deposits, advances from the Federal Home Loan Bank of San Francisco ("FHLBSF") and other borrowings.

     Deposits. The Bank obtains deposits through three different sources: 1) its retail branch system; 2) its telemarketing department (phone solicitations by employees); and 3) national brokerage houses.

     The cost of funds, operating margins and net earnings of the Bank associated with brokered and telemarketing deposits are generally comparable to the cost of funds, operating margins and net earnings of the Bank associated with retail deposits, Federal Home Loan Bank ("FHLB") borrowings and repurchase agreements. As the cost of each source of funds fluctuates from time to time, based on market rates of interest generally offered by the Bank and other depository institutions and associated costs, the Bank seeks funds from the lowest cost source until the relative costs change. As the costs of funds, operating margins and net income of the Bank associated with each source of funds are generally comparable, the Bank does not deem the impact of its use of any one of the specific sources of funds at a given time to be material.

     Deposits acquired through the telemarketing department are typically placed by managers of pension funds and represented 9%, 12% and 19% of total deposits at December 31, 1994, 1993 and 1992, respectively. The percentage of deposits in telemarketing funds has decreased over the last three years due to competition from other investment instruments providing higher yields to depositors.

     Deposits acquired through national brokerage houses represented 26%, 23% and 14% of total deposits at December 31, 1994, 1993 and 1992, respectively. Any fees paid to deposit brokers are amortized over the term of the deposit. Based on historical renewal percentages, management believes that these deposits are a stable source of funds. The Bank accepted brokered deposits during the first nine months of 1994 pursuant to a waiver obtained from the Federal Deposit Insurance Corporation ("FDIC"). Well-capitalized institutions are not required to obtain a waiver from the FDIC. See "Management's Discussion and Analysis - Sources of Funds."

     Retail deposits were $1.5 billion at December 31, 1994 and 1993 and $1.3 billion at December 31, 1992. Retail deposits comprised 65% of total deposits at December 31, 1994 and remained flat compared to 1993 because deposit growth at pre-existing branches offset deposits lost at branches acquired in the two previous years. Two retail branches with deposits totaling $113 million were acquired from the RTC in December of 1993. (One of the two branches was closed and the deposits were merged into the other acquired branch.) During 1992 the Bank acquired 7 retail branches with deposits totaling $290 million from the RTC. (One previously-existing branch which was located near an acquired branch was merged with that acquired branch.) As of December 31, 1994, deposits at acquired branches totaled $254 million, down 37% from the balances on deposit when the branches were acquired. The Bank operated 25 retail branches at the end of 1994.

     The interest rates paid on deposits are a major determinant of the average cost of lendable funds. The following tables set forth information regarding the amount of deposits in the various types of savings programs offered by the Bank at the end of the years indicated and the average balances and rates for those years.

                                                                       December 31,
                                                    ------------------------------------------------------
                                                           1994             1993                1992
                                                    ---------------   -----------------   ----------------
                                                     Amount      %       Amount      %      Amount     %
                                                    --------    ---     ---------   ---   ---------   ----
                                                                  (Dollars In Thousands)
Variable rate non-term accounts:
 Money market deposit accounts (weighted
 average rate of 2.55%,2.40% and 2.75%).........    $  161,147     7%   $  196,467     9%   $  186,721    9%
 Interest-bearing checking accounts
 (weighted average rate of 2.14%,2.18% and
 (2.39%).......................................       169,416     7       148,460     6       127,985    7
 Passbok accounts (2.29%,2.29% and 2.64%.......       114,075     5       118,455     5       106,247    5
 Non-interest bearing checking accounts........        36,773     2        44,868     2        33,177    2
                                                   ----------   ---     ---------   ---    ----------  ---
                                                      481,411    21       508,250    22       454,130   23
                                                   ----------   ---     ---------   ---    ----------  ---
Fixed rate term certificate accounts:
 Under six month term (weighted average
 rate of 4.64%, 2.77% and 3.20%)...............        89,763     4        69,132     3       117,954    6
 Six month term (weighted average rate of
 4.99%,3.13% and 3.50%)........................       282,130    12       299,368    13       230,489   12
 Nine month term (weighted average rate of
 4.90%, 3.36% and 3.77%).......................       104,962     5       200,269     9        45,852    2
 One year to 18 month term (weighted
 average rate of 4.76%, 3.67% and 4.14%).......       512,846    22       474,853    20       333,798   17
 Two year or 30 month term (weighted
 average rate of 5.22%, 4.67% and 6.16%).......       315,223    14       148,993     7       186,473    9
 Over 30 month term (weighted average rate
 of 6.20%, 5.80% and 6.56%)....................       285,438    12       307,513    13       141,713    7
 Negotiable certificates of $100,000 and
 greater, 30 day to one year terms (weighted
 average rate of 4.79%, 3.43% and 3.82%).......       227,141    10       297,102    13       472,336   24
                                                   ----------  ----    ----------   ---    ----------  ---
                                                    1,817,503    79     1,797,230    78     1,528,615   77
                                                   ----------   ---    ----------   ---    ----------  ---
 Total Deposits (weighted average rate of
 4.49%, 3.60% and 3.97%).......................    $2,298,914   100%   $2,305,480   100%   $1,982,745  100%
                                                   ==========   ====   ==========   ====   ==========  ===

                                                          During the Year Ended December 31,
                                      --------------------------------------------------------------
                                             1994                 1993                  1992
                                      ------------------   ------------------   --------------------
                                        Average  Average    Average   Average     Average    Average
                                        Balance    Rate     Balance     Rate      Balance      Rate
                                      ---------- -------   ---------- -------   -----------  -------
                                                       (Dollars In Thousands)
Passbook Accounts...................  $  118,776   2.26%   $  105,780   2.25%    $   85,202   3.32%
Money Market Deposit Accounts.......     188,663   2.35       191,023   2.34        142,627   3.43
Interest-bearing Checking Accounts..     204,882   1.66       178,640   1.73        152,200   2.30
Fixed-term Certificate Accounts.....   1,760,744   4.37     1,590,424   4.25      1,504,407   5.09
                                      ----------           ----------            ----------
                                      $2,273,065   3.85%   $2,065,867   3.76%    $1,884,436   4.66%
                                      ==========           ==========            ==========


     The following table shows the maturity distribution of jumbo certificates of deposit ($100,000 and greater) as of December 31, 1994 (in thousands).


Maturing in:
       1 month or less................................ $ 54,593
       Over 1 month to 3 months.......................   62,255
       Over 3 months to 6 months......................   51,416
       Over 6 months to 12 months.....................   58,877
                                                       --------
            Total..................................... $227,141
                                                       ========

     Based on historical renewal percentages at maturity, management believes that jumbo certificates of deposit are a stable source of funds. For additional information with respect to deposits, see note 8 of the Notes to Consolidated Financial Statements.

     Borrowings. The FHLB System functions as a source of credit to financial institutions which are members of a regional Federal Home Loan Bank. The Bank may apply for advances from the FHLBSF secured by the FHLB capital stock owned by the Bank, certain of the Bank's mortgages and other assets (principally obligations issued or guaranteed by the United States government or agencies thereof). Advances can be requested for any sound business purpose which an institution is authorized to pursue. However, as a result of the enactment of the Financial Institution Reform, Recovery and Enforcement Act of 1989 ("FIRREA") (see "Summary of Material Legislation and Regulations"), any institution not meeting the qualified thrift lender test will be subject to restrictions on its ability to obtain advances from the FHLBSF. In granting advances, the FHLBSF also considers a member's creditworthiness and other relevant factors.

     Total advances from the FHLBSF were $863 million at December 31, 1994 at a weighted average rate of 5.96%. This compares with advances of $515 million at December 31, 1993 and $655 million at December 31, 1992 at weighted average rates of 4.70% and 5.20%, respectively. These advances were often the lowest cost available source of funds to the Bank during 1994. The decrease during 1993 was due to advances repaid when branches were acquired in December of that year. The Bank has credit availability with the FHLBSF which allows it to borrow up to 40% of the Bank's assets or approximately $1.7 billion at December 31, 1994.

     The Bank enters into sales of securities under agreements to repurchase (reverse repurchase agreements) which require the repurchase of the same securities. The agreements are treated as borrowings in the Bank's statements of financial condition. There are certain risks involved with doing these types of transactions. In order to minimize these risks, the Bank's policy is to enter into agreements only with well-known national brokerage firms which meet their regulatory capital requirements. Borrowings under reverse repurchase agreements totaled $691 million at December 31, 1994 and were secured by mortgage-backed securities with principal balances totaling $750 million. Borrowings under reverse repurchase agreements totaled $549 million at December 31, 1993 and $491 million at December 31, 1992.

     FFC issued $50 million in 10-year senior unsecured notes ("Notes") in September of 1994. The Notes have an interest rate of 11.75% and are due October 2004. The $47.8 million in net proceeds were contributed to the Bank as capital. The Notes are governed by the terms of an indenture dated September 28, 1994 (the "Indenture"). The Indenture contains financial and operating covenants which, among other things,
(i) limit the incurrence of debt by FFC, (ii) limit the payment of dividends and the making of certain other distributions by FFC and its subsidiaries, including the Bank, (iii) limit the disposition of, and the existence of liens on, the stock of FFC's subsidiaries, (iv) limit the existence of certain liens on other property or assets of FFC and
(v) limit the ability of FFC to enter into certain transactions with affiliates. Management does not believe that these covenants will impair the Bank's ordinary course of business. The amount of annual interest due on the Notes is $5,875,000. FFC is solely dependent upon the Bank's ability to pay dividends to provide funds for meeting the interest due on these Notes. See "Summary of Material Legislation and Regulations" for a discussion of regulatory restrictions on dividends and other capital distributions.

     Borrowings from all sources totaled $1.6 billion, $1.1 billion and $1.2 billion at weighted average rates of 6.04%, 3.99% and 4.48% at December 31, 1994, 1993, and 1992, respectively. Due to increased competition at the retail branches, the Bank increased its use of borrowings to meet its cash flow requirements.

     The Bank's portfolio of short term borrowings includes reverse repurchase agreements, short-term variable rate credit advances from the FHLBSF and other short term borrowings. The following schedule summarizes short term borrowings for the last three years.


                                                                    Maximum
                                                                   Month-End
                                                                  Outstanding
                                                   End of period     Balance    Average for period
                                                  -----------------            -------------------
                                                                     During
                                                                       the
                                                  Outstanding  Rate   Period    Outstanding  Rate
                                                  -----------  ----  --------   -----------  ----
                                                               (Dollars In Thousands)
1994
Short term variable rate credit advances.........  $ 39,000    7.33%  $215,000   $ 78,231   5.13%
Securities sold under agreements to repurchase...  $691,121    5.81%  $691,121   $602,681   4.55%
Other short term borrowings......................  $    500    5.60%  $ 39,800   $ 16,835   3.72%
1993
Short term variable rate credit advances.........  $ 30,000    3.94%  $245,000   $116,538   3.56%
Securities sold under agreements to repurchase...  $548,649    3.32%  $650,033   $594,314   3.06%
Other short term borrowings......................  $ 29,800    3.95%  $ 76,650   $ 48,473   3.38%
1992
Short term variable rate credit advances.........  $140,000    3.34%  $195,000   $ 88,462   4.07%
Securities sold under agreements to repurchase...  $491,091    3.61%  $594,680   $527,528   4.16%
Other short term borrowings......................  $ 50,650    3.73%  $157,950   $ 93,069   3.96%


 Other Sources

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Sources of Funds" for a discussion of other funding sources.

 Subsidiaries

     The Bank has three wholly-owned subsidiaries: Seaside Financial Corporation ("Seaside"), Oceanside Insurance Agency, Inc. ("Oceanside"), and Santa Monica Capital Group ("SMCG"), all of which are California corporations.

     As of December 31, 1994 the Bank had invested an aggregate of $786 thousand (primarily equity) in Seaside, Oceanside and SMCG. Revenues and operating results of these subsidiaries accounted for less than 1% of consolidated operating results in 1994, and no material change is presently foreseen. In 1994, only Seaside and Oceanside were active.
The only subsidiary active during 1993 was Seaside.

     Real Estate Development Activities. Seaside has not been involved in any real estate development activity for the last 3 years and there are no plans for future real estate projects. Therefore, no gains or losses on real estate development activities were recorded during 1994, 1993 or 1992.

     Seaside continues to hold three condominium units which are rented to the Bank for use by its employees. At December 31, 1994, Seaside's investment in the units totaled $357 thousand. There were no loans outstanding against the properties at December 31, 1994. All three units are located in California.

     Trustee Activities. Seaside acts as trustee on the Bank's loans. Trustee fees for this activity amounted to $403 thousand, $612 thousand and $599 thousand in 1994, 1993 and 1992, respectively. The decrease in 1994 compared to 1993 was due to a drop in foreclosure activity by the Bank. The increases in 1993 was due to additional foreclosure activity by the Bank compared to 1992.

     Insurance Brokerage Activities. Oceanside engages in limited insurance brokerage activities. Income to date from this source has been insignificant.

 Employees

     As of December 31, 1994, the Bank had a total of 510 full time equivalent employees, including 90 part-time employees. No employees were represented by a collective bargaining group. At present, the Company has no employees who are not also employees of the Bank. The Bank provides its regular full-time employees with a comprehensive benefits program that includes basic and major medical insurance, long-term disability coverage, sick leave, a pension plan, and a profit sharing employee stock ownership plan. The Bank considers its employee relations to be excellent.

 Summary of Material Legislation and Regulations

     General. FFC, as a savings and loan holding company, is registered with, and subject to regulation and examination by, the OTS. The Bank, which is a federally chartered savings bank and a member of the FHLBSF, is subject to regulation and examination by the OTS with respect to most of its business activities, including, among others, lending activities, capital standards, general investment authority, deposit taking and borrowing authority, mergers and other business combinations, establishment of branch offices, and permitted subsidiary investments and activities. The Bank's deposits are insured by the FDIC through the SAIF. As insurer, the FDIC is authorized to conduct examinations of the Bank. The Bank is also subject to Federal Reserve Board regulations concerning reserves required to be maintained against deposits.

     As a member of the FHLB System, the Bank is required to own capital stock in its regional FHLB, the FHLBSF, in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the end of each year, or 5% of its outstanding borrowings from the FHLBSF. The Bank was in compliance with this requirement, with an investment of $56.1 million in FHLBSF stock at December 31, 1994.

     The FHLBSF serves as a source of liquidity for the member institutions within its assigned region, the FHLB Eleventh District. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the Federal Housing Finance Board and the Board of Directors of the FHLBSF. At

December 31, 1994, the Bank's advances from the FHLBSF amounted to $863.2 million, or 22.1% of the Bank's total funding sources (deposits and borrowings).

     As a result of FIRREA, the FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low and moderate income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future. These contributions also could have an adverse effect on the value of FHLB stock in the future. For the year ended December 31, 1994, dividends paid by the FHLBSF to the Bank totaled approximately $2,367,000.

     Savings and Loan Holding Company Regulations. The activities of savings and loan holding companies are governed by the Home Owners' Loan Act, as amended. Pursuant to that statute, FFC is subject to certain restrictions with respect to its activities and investments. Among other things, FFC is generally prohibited, either directly or indirectly, from acquiring more than 5% of the voting shares of any savings association or savings and loan holding company which is not a subsidiary, without prior approval from OTS.

     A savings and loan holding company, like FFC, which controls only one savings association is exempt from restrictions on the conduct of unrelated business activities that are applicable to savings and loan holding companies that control more than one savings association. The restrictions on multiple savings and loan holding companies are similar to the restrictions on the conduct of unrelated business activities applicable to bank holding companies under the Bank Holding Company Act. FFC would become subject to these restrictions if it were to acquire control of another savings association or if the Bank were to fail to meet its QTL test. See "Qualified Thrift Lender Test."

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

     Regulatory Capital Requirements. FIRREA and the capital regulations of the OTS promulgated thereunder (the "Capital
Regulations") established three capital requirements for savings associations. These requirements require the Bank to maintain "tangible capital" of at least 1.5% of adjusted total assets, "core capital" of at least 3% of adjusted total assets, and a "risk-based capital" ratio of at least 8%. The OTS may establish, on a case-by-case basis, individual minimum capital requirements for a savings institution which vary from the requirements that would otherwise apply under the Capital Regulations.

     "Core capital" generally includes common stockholders' equity, noncumulative perpetual preferred stock, including any related surplus, and minority interests in the equity accounts of fully consolidated subsidiaries. "Tangible capital" means core capital less any intangible assets (including supervisory goodwill), plus purchased mortgage servicing rights and purchased credit card relationships, subject to certain limitations. The "risk-based capital" ratio is defined as the ratio of total capital to total assets after the assets have been risk-weighted in accordance with certain percentages developed by the OTS and the other bank regulatory agencies. Total capital for purposes of the risk-based capital requirements consists of core capital and supplementary capital, less cash pledged for credit support in certain loan sales. Supplementary capital includes, among other things, general loan valuation allowances, subject to certain limitations. General loan valuation allowances may generally be included in supplementary capital up to 1.25% of risk-weighted assets. At December 31, 1994, $30.9 million of the Bank's $55.4 million in general valuation allowances was included in supplementary capital. Supplementary capital may be used to satisfy an institution's risk-based capital requirement in an amount not greater than its core capital.

     The Bank exceeded all three capital requirements at December 31, 1994, as indicated by the chart below.

                                              December 31,
                                                  1994
                                          --------------------
                                            Amount         %
                                          ---------      -----
                                         (Dollars In Thousands)

Tangible capital requirement........       $ 62,260       1.50%
Bank's tangible capital.............        226,959       5.47
                                           --------      -----
 Excess tangible capital............       $164,699       3.97%
                                           ========      =====

Core capital requirement............       $124,520       3.00%
Bank's core capital.................        226,959       5.47
                                           --------      -----
 Excess core capital................       $102,439       2.47%
                                           ========      =====

Risk-based capital requirement......       $195,882       8.00%
Bank's risk-based capital...........        255,498      10.44
                                           --------      -----
 Excess risk-based capital..........       $ 59,616       2.44%
                                           ========      =====

     In April 1991, the OTS issued a notice proposing amendments to the minimum core capital requirements to reflect changes in the core capital requirements applicable to national banks. Under the proposed amendments, only savings associations receiving the highest rating under the OTS supervisory rating system would be permitted to operate at or near the minimum core capital requirements of 3% of adjusted total assets. All other savings associations would be required to meet a minimum core capital requirement at least 1% to 2% greater than the minimum requirement. In determining the amount of additional capital required, the OTS stated that it would assess both the quality of risk management systems and the level of overall risk in each individual savings institution on a case-by-case basis. The Company cannot predict whether or in what form this amendment will be adopted or whether it will be withdrawn in light of the "prompt corrective action" provisions of the Federal Deposit Insurance Corporation Improvements Act of 1991 ("FDICIA"), described below.

     The Capital Regulations substantially changed the capital requirements for asset sales with recourse or the retention of the subordinated portion of a senior/subordinated loan participation or interest in a package of loans sold. Essentially, the Capital Regulations treat asset sales with recourse as if they had not occurred, and generally require a savings institution to maintain capital against the entire amount of assets sold with recourse, even if the recourse is for less than the full amount of assets sold, with one limited exception. The exception is that assets sold with recourse with respect to which the recourse percentage is less than the applicable risk-based capital requirement are not included in risk-weighted assets; however, capital is required to be maintained in an amount equal to such recourse amount. A savings institution's retention of the subordinated portion of a senior/subordinated loan participation or interest in a package of loans sold is treated in the same manner as an asset sale with recourse. Since the change in regulation, the Bank has not been active in such loan sales. At December 31, 1994, the Bank had loans sold with recourse or subordination totaling $305.0 million on which it was required to hold additional capital. The amount of capital required to be maintained against such off-balance sheet items was $16.0 million. On May 25, 1994, the OTS and the other federal bank regulatory agencies proposed revisions to their risk-based capital standards with respect to the regulatory capital treatment of recourse arrangements and direct credit substitutes. The proposal would generally allow banks and thrifts to maintain lower amounts of capital against recourse arrangements. The Bank has not quantified the impact, if any, of this proposal; however, the Bank does not expect that this proposal, if adopted, would have a material effect on its operations or financial condition.

     In August 1993, the OTS adopted a final rule incorporating an interest-rate risk component into the risk-based capital regulation. Under the rule, an institution with a greater than "normal" level of interest rate risk will be subject to a deduction of an interest rate risk component from total capital for purposes of calculating its risk-based capital requirement. As a result, such an institution will be required to maintain additional capital in order to comply with such requirement. An institution with a greater than "normal" interest rate risk is defined as an institution that would suffer a loss of net portfolio value exceeding 2.0% of the estimated market value of its assets in the event of an immediate and sustained 200 basis point increase or decrease (with certain minor exceptions) in interest rates. The interest rate risk component will be calculated, on a quarterly basis, as one-half of the difference between an institution's measured interest rate risk and 2.0%, multiplied by the market value of its assets. The rule also authorizes the OTS to waive or defer an institution's interest rate risk component on a case-by-case basis. The final rule is effective at January 1, 1994, subject, however, to a "lag" time between the reporting date of the data used to calculate an institution's interest rate risk and the effective date of each
quarter's interest rate risk component.   The regulatory calculation for
determining the Bank's interest rate risk, measured as of June 30, 1994, as required by the regulations, resulted in an interest rate risk measurement of 0.18% at December 31, 1994, compared to the 2.0% regulatory threshold at which additional capital would be required.

     FIRREA requires a savings institution which fails to meet its capital standards to submit a capital restoration plan to the OTS District Director which describes the manner in which the institution proposes to increase its capital and the activities in which it will engage, and requires that any increase in its assets be met with a commensurate increase in tangible capital and risk-based capital. As part of the submission of a capital plan, a savings institution is required to certify that, during the pendency of its application for approval of its capital plan, it will adhere to certain growth restrictions, and will not make any capital distributions or engage in certain other prohibited or restricted activities. The OTS must, with certain limited exceptions, limit the asset growth of any such institution.

     Upon approval of a capital plan by the OTS, the submitting savings institution is not generally subject to enforcement sanctions for failure to meet its statutory capital standards as long as it is in compliance with the approved capital plan. However, there is no limit on the authority of the OTS to take any appropriate action with respect to any unsafe or unsound practice or condition of a savings institution, other than the failure to comply with the capital standards. As a result, approval of a capital plan by the OTS does not limit any authority of the Director of the OTS under any other provisions of law.

     The OTS has the authority to issue a capital directive to a savings institution that does not satisfy its minimum capital requirements. The capital directive may also specify corrective actions to be taken. A capital directive, including any plan submitted pursuant to a capital directive, is directly enforceable in a court of law. Such actions, however, are governed by prior notice and appeal processes which provide the institution with an opportunity to respond to the proposed directive. The Capital Regulations provide that material failure of a savings institution to comply with any plan, regulation, written agreement, undertaking, order or directive issued pursuant to the Capital Regulations, including material noncompliance with the capital requirements, shall be treated by the Director as an unsafe and unsound practice. The existence of an unsafe and unsound practice authorizes the OTS to take enforcement or supervisory action against a savings institution, including the appointment of a conservator or receiver. Moreover, other regulations restrict growth and prohibit savings institutions not meeting minimum capital requirements from paying dividends and from making certain types of investments without the prior approval of the OTS. The FDIC may also terminate a savings institution's deposit insurance upon failure to meet applicable capital requirements and may temporarily suspend a savings institution's deposit insurance if the FDIC finds that the institution has no tangible capital

(which may be calculated under certain conditions by including goodwill). If such termination were to occur, accounts outstanding at the time of such termination would continue to be insured for a period of at least six months.

     Insurance of Accounts. The FDIC administers two separate deposit insurance funds. The BIF insures the deposits of commercial banks and other institutions which were insured by the FDIC prior to the enactment of FIRREA. The SAIF insures the deposits of savings institutions which were insured by the Federal Savings and Loan Insurance Corporation ("FSLIC") prior to the enactment of FIRREA. The FDIC is authorized to increase deposit insurance premiums if it determines such increases are appropriate to maintain the reserves of either the SAIF or the BIF or to fund the administration of the FDIC. In addition, the FDIC is authorized to levy emergency special assessments on BIF and SAIF members.

     FDICIA required the FDIC to implement a risk-based assessment system, under which an institution's insurance assessment is based on the probability that the deposit insurance fund will incur a loss with respect to the institution, the likely amount of any such loss, and the revenue needs of the deposit insurance fund. The FDIC adopted a final risk-based assessment system effective January 1, 1994.

     Under the risk-based assessment system, a savings institution is categorized into one of three capital categories: well capitalized, adequately capitalized, and undercapitalized. A savings institution is also categorized into one of three supervisory subgroup categories based on evaluations by the OTS: Group A, financially sound with only a few minor weaknesses; Group B, demonstrated weaknesses that could result in significant deterioration; and Group C, poses a substantial probability of loss to the SAIF. The capital ratios used by the FDIC are the same as those defined in the OTS's "prompt corrective action" regulation. A schedule detailing the FDIC assessment rates for SAIF-insured institutions as a percentage of deposits follows:


                                  Group A   Group B   Group C
                                  -------   -------   -------

Well Capitalized...............     0.23%     0.26%     0.29%
Adequately Capitalized.........     0.26      0.29      0.30
Undercapitalized...............     0.29      0.30      0.31


     In addition to the above deposit insurance assessments, the OTS has imposed assessments and examination fees on savings institutions. OTS assessments for the Bank increased to $547,000 in 1994, from $531,000 in 1993 and $482,000 in 1992.

     The FDIC may terminate the deposit insurance of any insured depository if the FDIC determines, after a hearing, that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation or order or any condition imposed in writing by the FDIC. The FDIC may also suspend deposit insurance temporarily during the hearing process if the institution has no tangible capital (which may be calculated under certain conditions by including goodwill). In addition, FDIC regulations provide that any insured institution that falls below a 2% minimum leverage ratio will be subject to FDIC deposit insurance termination proceedings unless it has submitted, and is in compliance with, a capital plan with its primary federal regulator and the FDIC.

     In December 1993, President Clinton signed legislation which provides funding for the RTC and the SAIF. Among other things, the legislation authorized $8 billion to provide the SAIF with funds for the resolution of troubled savings associations upon the expiration of the RTC's new case resolution authority. Appropriation of the $8 billion would only occur after the Chairperson of the FDIC certifies to the Congress that funds from that source are necessary under certain conditions set forth in the legislation. In the absence of such certification, an increase in SAIF premiums is likely since both the SAIF and the BIF are required to be recapitalized to a reserve ratio of

1.25% of insured deposits. Such an increase would cause a disparity in deposit insurance premiums between members of SAIF and members of BIF administered by the FDIC. A significant increase in SAIF insurance premiums and a long-term reduction in BIF insurance premiums would have an adverse effect on the Bank's operating expenses and results of operations and could place the Bank and other SAIF-insured institutions at a competitive disadvantage relative to BIF-insured institutions.

     Liquidity. Federal regulations currently require a savings institution to maintain a monthly average daily balance of liquid assets (including cash, certain time deposits, bankers' acceptances and specified United States government, state or federal agency obligations) equal to at least 5% of the average daily balance of its net withdrawable accounts and short-term borrowings during the preceding calendar month. This liquidity requirement may be changed from time-to-time by the OTS to any amount within the range of 4% to 10% of such accounts and borrowings depending upon economic conditions and the deposit flows of member institutions. Federal regulations also require each member institution to maintain a monthly average daily balance of short-term liquid assets (generally those having maturities of 12 months or less) equal to at least 1% of the average daily balance of its net withdrawable accounts and short-term borrowings during the preceding calendar month. Monetary penalties may be imposed for failure to meet these liquidity ratio requirements. The Bank's liquidity and short-term liquidity ratios for the calculation period ended December 31, 1994, were 5.2% and 2.9%, respectively, which exceeded the applicable requirements.

     Community Reinvestment Act.  The Community Reinvestment Act
("CRA") requires each savings institution, as well as commercial banks and certain other lenders, to identify the communities served by the institution and to identify the types of credit the institution is prepared to extend within those communities. The CRA also requires the OTS to assess an institution's performance in meeting the credit needs of its identified communities as part of its examination of the institution, and to take such assessments into consideration in reviewing applications with respect to branches, mergers and other business combinations, including savings and loan holding company acquisitions. An unsatisfactory CRA rating may be the basis for denying such an application and community groups have successfully protested applications on CRA grounds. The OTS assigns CRA ratings of "outstanding," "satisfactory," "needs to improve" or "substantial noncompliance." The Bank was rated "satisfactory" in its last CRA examination, which was conducted in 1994. A series of CRA regulations have been proposed by the OTS which would significantly change the manner in which the OTS assesses CRA compliance. Under the proposed regulations, institutions would be evaluated based on: (i) performance in lending in their delineated service areas; (ii) the provision of deposit services in their delineated service areas; and (iii) the impact their investments have on their delineated service areas. The current regulations focus on an institution's adherence to procedures designed to serve its community's credit needs rather than an institution's actual performance in meeting its community's credit needs. Under the regulations as presently proposed, an institution which is found to be deficient in its performance in meeting its community's credit needs may be subject to enforcement actions, including cease and desist orders and civil money penalties. The Company is unable to predict whether the presently proposed regulations will be adopted and, if so, what final form they will take.

     Restrictions on Dividends and Other Capital Distributions.
Savings association subsidiaries of holding companies generally are required to provide not less than thirty days' advance notice to their OTS District Director of any proposed declaration of a dividend on the association's stock.

     Under OTS regulations, limitations are imposed on "capital distributions" by savings institutions, including cash dividends, payments to repurchase or otherwise acquire its shares, payments to stockholders of another institution in a cash-out merger and other distributions charged against capital. The regulations, which establish a three-tiered system of regulation, establish "safe-harbor" amounts of capital distributions that institutions can make after providing notice to the OTS, but without needing prior approval. Institutions can distribute amounts in excess of the safe-harbor only with the prior approval of the OTS. Under OTS regulations, a Tier 1 association, which is a savings association that before and after the proposed distribution meets or exceeds its fully phased-in capital requirements, may make capital distributions during any calendar year up to the higher of 100% of net income for the calendar year-to-date plus 50% of its "surplus capital ratio" at the beginning of the calendar year, or 75% of its net income over the most recent four-quarter period. The "surplus capital ratio" is defined as the percentage by which the association's ratio of total capital to assets exceeds the ratio of its fully phased-in capital requirement to assets and "fully phased-in capital requirement" is defined to mean an association's capital requirement under the statutory and regulatory standards applicable on January 1, 1995, as modified to reflect any applicable individual minimum capital requirements imposed upon an association. At December 31, 1994, the Bank qualified as a Tier 1 institution for purposes of this regulation.

     Tier 2 associations, which are associations that before and after the proposed distribution meet or exceed their minimum capital requirements, but not their fully phased-in capital requirements, may make capital distributions up to 75% of their net income over the most recent four-quarter period.

     Tier 3 associations, which are associations that do not meet current minimum capital requirements, or are in need of more than normal supervision, cannot make any capital distribution without obtaining prior OTS approval.

     Although the OTS has never prohibited the Bank from making a capital distribution, the OTS nevertheless retains the authority to prohibit any capital distribution otherwise authorized under the regulations if the OTS determines that the capital distribution would constitute an unsafe or unsound practice. The regulations also state that the capital distribution limitations apply to direct and indirect distributions to affiliates, including those occurring in connection with corporate reorganizations. Moreover, the Bank would not be permitted to pay cash dividends if it were deemed to be an "undercapitalized" institution for purposes of the "prompt corrective action" rules of FDICIA. At December 31, 1994, the Bank met the standards necessary to be deemed to be "well capitalized" for purposes of the "prompt corrective action" rules.

     Limits on Types of Loans and Investments. Federal savings associations are authorized, without quantitative limits, to make loans on the security of liens upon residential real property and to invest in a variety of instruments such as obligations of, or fully guaranteed as to principal and interest by, the United States; stock or bonds of FHLB or stock of FNMA; certain mortgages, obligations, or other securities which have been sold by FHLMC; and certain securities issued by, or fully guaranteed as to principal and interest by, FNMA, the Student Loan Marketing Association, and the Government National Mortgage Association. Certain other types of loans or investments may be acquired subject to quantitative limits: secured or unsecured loans for commercial, corporate, business, or agricultural purposes, limited to 10% of assets; loans on the security of liens upon nonresidential real property, limited to 400% of capital except when the Director of the OTS permits an association to exceed such limits; investments in personal property, limited to 10% of assets; consumer loans and certain securities such as commercial paper and corporate debt, limited to 35% of assets; and construction loans without security, which may not exceed the greater of an association's capital or 5% of its assets.

     Savings institutions are subject to the same loans-to-one borrower ("LTOB") restrictions that are applicable to national banks, with limited provisions for exceptions. In general, the national bank standard restricts loans to a single borrower to no more than 15% of a bank's "unimpaired capital" and "unimpaired surplus," plus an additional 10% if the loan is collateralized by certain readily marketable collateral. The Bank's loans were within the LTOB limitations at December 31, 1994.

     Savings institutions and their subsidiaries are prohibited from acquiring or retaining any corporate debt security that, at the time of acquisition, is not rated in one of the four highest rating categories by at least one nationally recognized statistical rating organization. The Bank has no impermissible equity investments in its investment portfolio.

     Safety and Soundness Standards. The OTS has proposed various "safety and soundness" standards covering various aspects of the operations of savings institutions pursuant to a requirement of FDICIA that such standards be adopted by the federal banking agencies. The proposed regulations include standards relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, maximum ratios of classified assets to capital (a maximum ratio of classified assets to risk-based total capital plus ineligible general valuation allowances of 1.0 has been proposed, but lower ratios are also being considered), and minimum earnings sufficient to absorb losses without impairing capital. A savings institution not meeting one or more of such standards would be required to submit to the OTS, and thereafter comply with, a compliance plan acceptable to the OTS describing the steps the institution will take to attain compliance with the applicable standard and the time within which those steps will be taken. FFC is unable to predict the form in which such regulations will be adopted or the impact, if any, that such adoption would have on the Bank or FFC.

     FDICIA contains a number of measures intended to promote early identification of management problems at depository institutions and to ensure that regulators intervene promptly to require corrective action by institutions with insufficient capital or inadequate operational and managerial standards. The Bank must prepare a management report, signed by the chief executive officer and chief financial officer, on the effectiveness of the institution's internal control structure over financial reporting, and on the institution's compliance with designated laws and regulations relating to safety and soundness. The Bank's independent accountants must be engaged to attest to, and report separately on, management's assertions regarding the internal control structure over financial reporting and on compliance with designated laws. Management's report and the attestations, along with financial statements and such other disclosure requirements as the FDIC and OTS may prescribe, must be submitted to the FDIC and OTS. The Bank's annual report and independent accountants' attestation as to internal controls will be made available in March of 1995.

     Prompt Corrective Action. FDICIA contains "prompt corrective action" provisions pursuant to which insured depository institutions are to be classified into one of five categories based primarily upon capital adequacy, ranging from "well capitalized" to "critically undercapitalized" and which require, subject to certain exceptions, the appropriate federal banking agency to take "prompt corrective action" with respect to an institution which becomes "undercapitalized" and to take additional actions if the institution becomes "significantly undercapitalized" or "critically undercapitalized." These provisions expand the powers and duties of the OTS and the FDIC and expressly authorize, or in many cases direct, regulatory intervention at an earlier state than was previously the case.

     The OTS regulations implementing the "prompt corrective action" provisions of FDICIA define the five capital categories as follows: (i) a savings institution is "well capitalized" if it has a total risk-based capital ratio (total capital to risk-weighted assets) of 10% or greater, has a Tier 1 risk-based capital ratio (Tier 1 capital to risk weighted assets) of 6% or greater, has a core capital ratio (core capital to total assets) of 5% or greater and is not subject to any written capital order or directive to meet and maintain a specific capital level or any capital measure; (ii) a savings institution is "adequately capitalized" if it has a total risk-based capital ratio of 8% or greater, has a Tier 1 risk-based capital ratio of 4% or greater and has a core capital ratio of 4% or greater (3% for certain highly rated institutions); (iii) a savings institution is "undercapitalized" if it has a total risk-based capital ratio of less than 8%, a Tier 1 risk-based capital ratio of less than 4% or a core capital ratio of less than 4% (3% for certain highly rated institutions); (iv) a savings institution is "significantly undercapitalized" if it has a total risk-based capital ratio of less than 6%, or has either a Tier 1 risk-based or a core capital ratio of less than 3%; and (v) a savings institution is "critically undercapitalized" if its "tangible equity" (defined in the "prompt corrective action" regulations to mean core capital plus cumulative perpetual preferred stock) is equal to or less than 2% of its total assets. The OTS also has authority, after an opportunity for a hearing, to downgrade a savings institution from "well capitalized" to "adequately capitalized," or to subject an "adequately capitalized" or "undercapitalized" savings institution to the supervisory actions applicable to the next lower category, for supervisory concerns. At

December 31, 1994, the Bank's regulatory capital was in excess of the amount necessary to be deemed "well capitalized."

     Generally, FDICIA requires that an "undercapitalized" institution submit an acceptable capital restoration plan to the appropriate federal banking agency within 45 days after the institution becomes undercapitalized and that the agency take action on the plan within 60 days. The appropriate federal banking agency may not accept a capital restoration plan unless, among other requirements, each company having control of the institution has guaranteed that the institution will comply with the plan until the institution has been adequately capitalized on average during each of four consecutive calendar quarters and has provided adequate assurance of performance. The aggregate liability under this provision of all companies having control of an institution is limited to the lesser of (i) 5% of the institution's total assets at the time the institution became "undercapitalized" or
(ii) the amount which is necessary, or would have been necessary, to bring the institution into compliance with all capital standards applicable to the institution at the time the institution fails to comply with a plan filed pursuant to FDICIA.

     Pursuant to FDICIA and implementing regulations adopted by the FDIC, only "well capitalized" institutions may obtain brokered deposits without a waiver. An "adequately capitalized" institution can obtain brokered deposits only if it receives a waiver from the FDIC. An "undercapitalized" institution may not accept brokered deposits under any circumstances. During the first nine months of 1994, the Bank obtained brokered deposits pursuant to a waiver obtained from the FDIC. As of October 1, 1994, no waiver was required. The Bank will be able to continue to obtain new brokered deposits after this date only if it remains "well capitalized" or receives another waiver. See "Business - Sources of Funds."

     An "undercapitalized" institution may not acquire an interest in any company or any other insured depository institution, establish or acquire additional branch offices or engage in any new business unless the appropriate federal banking agency has accepted its capital restoration plan, the institution is implementing the plan and the agency determines that the proposed action is consistent with and will further the achievement of the plan, or the FDIC determines that the proposed action will further the purpose of the "prompt corrective action" sections of FDICIA.

     Under FDICIA, the OTS must place a "critically undercapitalized" institution in conservatorship or receivership within 90 days after it becomes "critically undercapitalized" or take such other actions as the OTS, with the concurrence of the FDIC, deems appropriate. In addition, the institution must comply with the restrictions described above and must discontinue, beginning 60 days after becoming critically undercapitalized, any payment of principal and interest on its subordinated debt unless the FDIC determines that an exception to this provision would further the purposes of FDICIA. The FDIC is authorized to restrict the activities of any critically undercapitalized institution and to prohibit such an institution, with the FDIC's prior written approval, from: (i) entering into any material transaction other than in the usual course of business; (ii) engaging in any covered transaction (as defined in Section 23A(b) of the Federal Reserve Act) with affiliates; (iii) paying excessive compensation or bonuses; and
(iv) paying interest on new or renewed liabilities at a rate that would increase the institution's weighted average cost of funds to a level significantly exceeding the prevailing rates of interest on insured deposits in the institution's normal market areas.

     Qualified Thrift Lender Test. In general, the Qualified Thrift Lender ("QTL") test requires that 65% of an institution's portfolio assets be invested in "qualified thrift investments" (primarily loans, securities and other investments related to housing), measured on a monthly average basis for nine out of every 12 months on a rolling basis. Any savings institution that fails to meet the QTL test must either convert to a bank charter or become subject to national bank-type restrictions on branching, business activities, and dividends, and its ability to obtain FHLB advances is affected. The Bank met the QTL test at December 31, 1994, with 94.0% of its portfolio assets comprised of "qualified thrift investments."

     Transactions with Affiliates. Federal savings associations are subject to the provisions of Section 23A of the Federal Reserve Act, which place limits as to the amount of loans or extensions of credit to, or investments in, or certain other transactions with, affiliates and as to the amount of advances to third parties collateralized by the securities or obligations of affiliates. In addition, most of these loans and certain other transactions must be secured in prescribed amounts. Federal savings associations may not make any extension of credit to an affiliate which is engaged in activities not permitted to bank holding companies, and may not invest in securities issued by an affiliate (except with respect to a subsidiary). FFC is an "affiliate" of the Bank for the purposes of these provisions.

     Federal savings associations are also subject to the provisions of
Section 23B of the Federal Reserve Act which, among other things, prohibit an institution from engaging in certain transactions (including, for example, loans) with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with or involving non-affiliated companies. In the absence of such comparable transactions, any transaction between a savings association and its affiliates must be on terms and under circumstances, including credit standards, that in good faith would be offered to, or would apply to, nonaffiliated companies.

     Transactions with Insiders. Federal savings associations are subject to the restrictions of Sections 22(g) and (h) of the Federal Reserve Act which, among other things, restrict the amount of extensions of credit which may be made to executive officers, directors, certain principal shareholders (collectively "insiders"), and to their related interests. When lending to insiders, a savings association must follow credit underwriting procedures that are not less stringent than those applicable to comparable transactions with persons outside the association. The amount that a savings association can lend in the aggregate to insiders (and to their related interests) is limited to an amount equal to the association's unimpaired capital and surplus. Insiders are also prohibited from knowingly receiving (or knowingly permitting their related interests to receive) any extensions of credit not authorized under these statutes.

     Federal Reserve System. Federal Reserve Board regulations require savings institutions to maintain non-interest bearing reserves against their transaction accounts. The reserve for transaction accounts as of December 31, 1994 was 3% of the first $47.9 million (increasing to $49.8 million as of January 1, 1995) of such accounts and 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) of the balance of such accounts. The Federal Reserve Board eliminated its reserve requirements for non-personal time deposits during 1990. The Bank is in compliance with these requirements.

     Accounting Matters. The Director of the OTS must prescribe uniform accounting and disclosure standards for savings institutions. The uniform accounting standards must incorporate generally accepted accounting principles ("GAAP") to the same degree used to determine compliance with federal banking agency regulations, with an exception for the regulatory capital requirement described above. No allowance for a deviation from full compliance with such standards may be permitted after December 31, 1993. All regulations and policies of the OTS governing the safe and sound operation of savings institutions, including regulation of the Bank and policies governing asset classification and appraisals, must be no less stringent than those established by the Office of the Comptroller of the Currency ("OCC") for national banks. The Bank's financial statements are prepared in accordance with GAAP.

     Taxation. The Company, the Bank and its subsidiaries file a consolidated federal income tax return on a calendar year basis using the accrual method.

     The Bank can elect annually one of two methods to compute its additions to the bad debt reserve on qualifying real property loans:
(i) the percentage of taxable income method or (ii) the experience method.
                              25

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

     In 1994, 1993 and 1992, the Bank was allowed an addition to its tax bad debt reserves under the experience method equal to the amount necessary to bring the tax reserve balance to the level that was established at December 31, 1987. In accordance with the Tax Reform Act of 1986, the Bank generally may maintain the balance of its tax reserve at the December 31, 1987 level, even if the result would be less using the experience method; however, if the amount of the Bank's loans outstanding at the end of a particular year is less than the Bank's loans outstanding on December 31, 1987, then for such year the Bank may maintain the balance of its tax reserve at a level equal to the amount which bears the same ratio to loans outstanding at the close of such year as the balance of the reserve on December 31, 1987 bears to the amount of loans outstanding on December 31, 1987. If the Bank were to fail the 60% qualifying asset test, it would no longer be permitted to calculate its bad debt deductions under the reserve method. In that case, the Bank would be required generally to change to the specific charge-off method of accounting for bad debts and would be required to include the amount of its reserve in income over a six-year period.

     For state tax purposes, the Bank is allowed an addition to its tax bad debt reserves in an amount necessary to fill up to its tax reserve balance calculated using the experience method.

     To the extent that distributions by the Bank to FFC that are permitted under federal regulations exceed the Bank's earnings and profits (as computed for federal income tax purposes), such distributions would be treated for tax purposes as being made out of the Bank's excess bad debt reserve and would thereby constitute taxable income to the Bank in an amount equal to the lesser of the Bank's excess bad debt reserve or the amount which, when reduced by the amount of income tax attributable to the inclusion of such amount in gross income, is equal to the amount of such distribution. At December 31, 1994, the Bank's excess bad debt reserve was zero. At December 31, 1994, the Bank's earnings and profits (as computed for federal income tax purposes) were approximately $118 million.

     The maximum marginal federal corporate income tax rate was 34% in 1992. Under the Omnibus Tax Act of 1993, the maximum marginal corporate tax rate was increased to 35%.

     The Company implemented Statement of Financial Accounting Standards No. 109 ("SFAS No. 109") on a prospective basis during 1992. SFAS No. 109 establishes new accounting principles for calculating income taxes using the asset and liability method instead of the deferred method. In applying the asset and liability method using SFAS No. 109, deferred tax assets and liabilities are established at the reporting date for the realizable cumulative temporary differences between the financial reporting and tax return bases of the Bank's assets and liabilities. The tax rates applied are the statutory rates expected to be in effect when the temporary differences are realized or settled. The application of SFAS No. 109 entitled the Bank to a tax benefit of $4.1 million during 1992, due primarily to the fact that the difference between the federal and state tax bad debt reserves and the book bad debt reserves is now deductible as a timing difference under SFAS No. 109.

     At December 31, 1994, the Bank had $33.7 million in deferred tax assets. No valuation allowance was established because management believes that it is more likely than not that the deferred tax assets will be realized. Deferred tax liabilities totaled $40.1 million at December 31, 1994.

     The Bank is subject to an alternative minimum tax if such tax is larger than the tax otherwise payable. Generally, alternative minimum taxable income is a taxpayer's regular taxable income, increased by the taxpayer's tax preference items for the year and adjusted by computing certain deductions in a special manner which negates the acceleration of such deductions under the regular tax. The adjusted income is then reduced by an exemption amount and is subject to tax at a 20% rate. (In addition, the Bank is subject to an additional environmental tax of 0.12% of its alternative minimum taxable income with certain adjustments and exclusions.) The excess of the addition to the bad debt reserve computed under the percentage of taxable income method over the increase in the reserve calculated on the basis of actual experience is an item of tax preference. No alternative minimum taxes were applicable to the Bank for tax years 1994, 1993 or 1992.

     California tax laws have generally conformed to federal tax laws since several provisions of the Tax Reform Act of 1986 were adopted in September 1987.

     For California franchise tax purposes, federal savings banks are taxed as "financial corporations" at a higher rate than that applicable to non-financial corporations because of exemptions from certain state and local taxes. Under present law, the California franchise tax rate applicable to financial corporations may vary each year. The tax rates for 1994, 1993 and 1992 were 11.469%, 11.107% and 11.007%, respectively.
The tax rate for 1995 will be 11.300%.

     In 1991, the California Supreme Court's decision in California Federal Savings and Loan Association vs. City of Los Angeles which upheld the statutory exemption of savings institutions and other non-bank financial corporations from local business taxes, became final. The Bank was a plaintiff in this lawsuit and received a $365,000 refund during 1992.

     The Internal Revenue Service ("IRS") is currently examining tax years 1989 and 1990. During 1994, the IRS completed its examination of tax years 1984 to 1986 and, early in 1995, completed its examination of tax years 1987 and 1988. The IRS has proposed adjustments primarily related to temporary differences as to the recognition of certain taxable income and expense items. The Company is in the process of filing formal protests with the IRS to take exception to the proposed adjustments on both examinations. In addition, the California Franchise Tax Board is examining tax years 1989 and 1990. While the Company has provided for deferred taxes for federal and state purposes, a change in the period of income or expense recognition could result in interest due to the government. Although the outcome of the audits is not known at this time, and it may take several years to resolve any disputed matters, the Company has recorded charges of $3.2 million, $1.8 million, and $3.4 million in 1994, 1993 and 1992, respectively, as interest on possible tax adjustments which may be required in connection with the tax returns for all periods affected by such income and expense recognition issues. These estimated interest amounts are continually evaluated based on relevant tax rulings and the progress of the review by the Appeals Office of the IRS. At December 31, 1994, the Company had $10.7 million of accrued interest payable recorded as a liability on the consolidated statements of financial condition. The amount of interest accrued was based upon management's assessment of the likelihood that the IRS will prevail in requiring the Company to record these tax adjustments. See note 11 of the Notes to Consolidated Financial Statements.

ITEM 2--PROPERTIES

     At December 31, 1994, the Bank owned the building and land for seven of its branch offices, owned the building but leased the land for three additional offices, and leased its remaining offices. Properties leased by the Bank include its home and executive offices located in a 12-story office tower in downtown Santa Monica, loan offices in Los Angeles, Ventura and Orange counties and a general services and corporate operations office building in Santa Monica. FFC does not lease or own properties. For information concerning rental obligations, see note 6 of the Notes to Consolidated Financial Statements.

ITEM 3--LEGAL PROCEEDINGS

     The Company is involved as a plaintiff or defendant in various legal actions incident to its business, none of which are believed by management to be material to the financial condition of the Company.

ITEM 4--SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

          None.

                               PART II

ITEM 5--MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS

     (a) Market Information. The Company's common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "FED". Prior to the Company's acquisition of all the Bank's common stock in September, 1987, the Bank's stock was traded in the national over-the-counter market under the symbol "FFSB." Included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" is a chart representing the range of high and low stock prices for the Company's common stock for each quarterly period for the last five years.

     (b) Holders. As of February 15, 1995, the Company had 10,598,972 shares of its common stock outstanding, representing approximately 1,271 record stockholders, which total does not include the number of stockholders whose shares are held in street name.

     (c) Dividends. As a publicly traded company, the Company has no history of dividend payments on its Common Stock. However, the Company may in the future adopt a policy of paying dividends, depending on its net earnings, financial position and capital requirements, as well as regulatory restrictions, tax consequences and the ability of the Company to obtain a dividend from the Bank for payment to stockholders. OTS regulations limit amounts that the Bank can pay as a dividend to the Company. No dividend may be paid if the Bank's net worth falls below regulatory requirements. (See "Business - Summary of Material Legislation and Regulations" for other regulatory restrictions on dividends.) Within these regulations, the Board of Directors of the Bank declared and paid dividends to FFC totaling $5.0 million, $3.0 million and $4.3 million in 1994, 1993 and 1992, respectively.

     The ability of the Company to pay dividends is also restricted by the covenants contained in its Indenture pertaining to $50 million in Notes due October 2004. See "Business - Borrowings."

ITEM 6 -- SELECTED FINANCIAL DATA


     Selected financial data for the Company is presented below:

                            FIRTSTFED FINANCIAL CORP. AND SUBSIDIARY
                          FIVE YEAR CONSOLIDATED SUMMARY OF OPERATIONS


                                     1994         1993        1992         1991         1990
                                 -----------   ----------   ----------  ----------   -----------
                                        (Dollars In Thousands, Except For Share Data)

For the Year Ended December 31:
 Interest income................  $  235,424   $  229,445   $  255,612   $  296,530   $  291,436
 Interest expense...............     157,655      131,616      151,510      195,756      207,817
 Net interest income............      77,769       97,829      104,102      100,774       83,619
 Provision for loan losses......      85,700       67,679       41,384       11,833        4,126
 Other income...................      11,264       12,054       12,634        7,059        7,025
 Non-interest expense...........      45,496       45,298       46,125       40,482       39,355
 Earnings (loss) before income
  taxes (benefit) and cumulative
  effect of change in accounting
  principle.....................     (42,163)      (3,094)      29,227       55,518       47,163
 Income taxes (benefit).........     (17,699)      (1,046)      11,198       27,091       20,112
 Earnings (loss) before
  cumulative effect of change in
  accounting principle..........     (24,464)      (2,048)      18,029       28,427       27,051
 Net earnings (loss)............     (24,464)      (2,048)      22,104       28,427       27,051
 Earnings (loss) per share
  before cumulative effect of
  change in accounting principle.      (2.32)       (0.20)        1.66         2.61         2.49
Earnings (loss) per share (1)          (2.32)       (0.20)        2.04         2.61         2.49
End of Year:
 Loans receivable...............   3,072,309    2,715,663    2,496,700    2,368,796    2,131,917
 Mortgage-backed securities.....     821,317      708,283      769,155      644,264      614,306
 Investment securities..........      84,052      103,836       43,736      111,172       76,253
 Total assets...................   4,157,414    3,661,117    3,446,573    3,287,059    3,051,808
 Deposits.......................   2,298,914    2,305,480    1,982,745    1,740,103    1,739,653
 Borrowings.....................   1,604,821    1,093,149    1,196,241    1,280,372    1,062,804
 Liabilities....................   3,972,727    3,452,825    3,239,062    3,096,883    2,890,370
 Stockholders'equity............     184,687      208,292      207,511      190,176      161,438
 Book value per share (1).......       17.42        19.78        19.98        18.28        15.81
Selected Ratios:
 Return on average assets.......       (0.64)%      (0.06)%       0.65%        0.90%        0.97%
 Return on average equity.......      (12.78)%      (1.01)%      11.09%       16.09%       18.31%
 Ratio of non-performing
  assets to total assets........        2.23%        3.23%        2.62%        1.83%        0.82%
Other Data:
 Number of Bank full service
  branches......................          25           25           24           18           18

- ----------
 (1) Adjusted for three-for-two stock splits declared August 22, 1985, June 19,1986 and September 24, 1987 and five-for-four stock splits declared October 27, 1988 and September 26, 1991.


     Also see summarized results of operations on a quarterly basis for 1994, 1993 and 1992 in note 15 of the Notes to Consolidated Financial Statements.

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

          A net loss of $24.5 million or $2.32 per share was recorded in 1994. A net loss of $2.0 million was reported in 1993 and $22.1 million in net earnings were reported in 1992. The loss per share for 1993 was $0.20 and the earnings per share for 1992 was $1.66 (before the cumulative effect of a change in accounting principle). The Company's results during 1994 were impacted by the prolonged economic recession in Southern California and the January 17, 1994 earthquake. Loan charge-offs during 1994 were $69.3 million, $13.8 million of which was directly related to the earthquake.

     Core earnings reflect the Company's results from basic operations and were $46.5 million in 1994 compared to $62.2 million in 1993 and $71.5 million in 1992. Core earnings are defined as net interest income before provision for loan losses plus other income (excluding gain on sale of loans and securities) less non-interest expense and excluding non-recurring items. Core earnings decreased in 1994 compared to 1993 due to lower net interest income resulting from increased interest rates.

     Core earnings decreased in 1993 compared to 1992 due to stabilization of interest rates which had been declining in 1992. The adjustable rate loan portfolio responds to changes in the primary index used on a three-month lagged basis while savings and borrowing costs are impacted immediately. Additionally, the primary index used for the Bank's loan portfolio has increased much slower than the general rise in interest rates. Core earnings also decreased in 1993 compared to 1992 due to increased non-performing assets during the periods.

                                                    Average
                         Return on    Return on    Equity to
                           Average     Average      Average
                           Assets      Equity       Assets
                         ----------   ---------    ----------
1994..................     (.64)%      (12.78)%       4.97%
1993..................     (.06)        (1.01)        5.61
1992..................      .65         11.09         5.86
1991..................      .90         16.09         5.63
1990..................      .97         18.31         5.28


     At December 31, 1994, total non-performing assets (primarily loans 90 days past due or in foreclosure plus foreclosed real estate) were $92.6 million or 2.23% of total assets. This figure compares to $118.2 million or 3.23% of total assets at the end of 1993 and $90.3 million or 2.62% of total assets at the end of 1992. The decrease in non-performing assets during 1994 is due primarily to a bulk sale of $29.6 million in non-performing loans and $2.3 million in foreclosed real estate during the fourth quarter. Increased delinquencies and foreclosures resulting from unemployment and decreased real estate values in Southern California have impacted the level of non-performing assets over the last three years.

     The Company issued $50 million in 10-year Notes during 1994 and contributed the proceeds to the Bank as capital. The Bank's regulatory risk-based capital ratio increased to 10.44% and the tangible and core capital ratios increased to 5.47% as of December 31, 1994. The Bank met the regulatory capital standards to be deemed "well-capitalized" at December 31, 1994.

 Risks and Uncertainties

     In the normal course of business, the Company encounters two significant types of risk: economic risk and regulatory risk.

     There are three main components of economic risk: interest rate risk, credit risk and market risk. The Company is subject to interest rate risk when its interest-earning assets reprice in different time frames, or on a different basis than its interest-bearing liabilities. (See "Asset-Liability Management.") Credit risk is the risk of default on the Company's loan portfolio that results from the borrowers' inability to make contractually required payments. (See "Loan Loss Provisions" and "Non-performing Assets.") Market risk reflects changes in the value of the collateral underlying loans receivable and the valuation of real estate held by the Company.

     The determination of the allowance for loan losses and the valuation of real estate collateral is based on estimates that are highly susceptible to changes in the economic environment and market conditions. Management believes that the allowance for loan losses as of December 31, 1994 was adequate based on information available at that time. A continuation of the current economic climate, together with the continuing adverse consequences of the earthquake, could increase the likelihood of losses due to credit and market risks. This could create the need for more additions to loan loss allowances.

     Regulatory risk is the risk that the regulators will reach different conclusions than management regarding the financial position of the Company. The OTS examines the Bank's financial results annually. Its most recent examination began in February of 1995. The OTS reviews the allowance for loan losses and may require the Bank to adjust the allowance based on information available at the time of examination.

 Other Risks

     The Bank has been named as a defendant in various lawsuits. The outcome of the lawsuits cannot be predicted but the Bank intends to vigorously defend the actions. Management is of the opinion that no current pending lawsuit will have a materially adverse effect on the Company.

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


                        COMPONENTS OF EARNINGS

 Net Interest Income

     The dollar amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid thereon are the chief determinants of net interest income. The greater the excess of average interest-earning assets over average interest-bearing liabilities, the more beneficial is the impact on net interest income. The excess of average interest-earning assets over average interest-bearing liabilities declined to $53.9 million in 1994 from $90.8 million in 1993 and $142.6 million in 1992. The compression in 1994 compared to 1993 was due to the Company's net loss in 1994, offset by a small decrease in average non-performing assets. The compression in 1993 compared to 1992 was due to an increase in average non-performing assets and the Company's net loss in 1993.

     The following table sets forth the components of interest-earning assets and liabilities, the excess of interest-earning assets over interest-bearing liabilities, the yields earned and rates paid and net interest income for the periods indicated:

                                             1994       1993         1992
                                         ----------  ----------   ---------
                                             (Dollars In Thousands)
Average loans and mortgage-backed
 securities (1).......................   $3,598,561  $3,331,352   $3,144,596
Average investment securities.........      149,907     134,986      123,481
                                         ----------  ----------   ----------
Average interest-earning assets.......    3,748,468   3,466,338    3,268,077
                                         ----------  ----------   ----------
Average savings deposits..............    2,273,065   2,065,867    1,884,436
Average borrowings....................    1,421,522   1,309,658    1,241,011
                                         ----------  ----------   ----------
Average interest-bearing liabilities..    3,694,587   3,375,525    3,125,447
                                         ----------  ----------   ----------
Excess of interest-earning assets
 over interest-bearing liabilities....   $   53,881  $   90,813   $  142,630
                                         ==========  ==========   ==========

Yield earned on average interest
 earning assets.......................         6.20%       6.56%        7.24%
Rates paid on average interest-
 bearing liabilities..................         4.27         3.89        4.83
Net interest rate spread..............         1.93         2.67        2.95
Effective net spread..................         1.99         2.77        3.16

Total interest income (2).............   $  232,368  $   227,521  $  254,202
Total interest expense................      157,625      131,325     151,071
                                         ----------  -----------  ----------
Net interest income...................   $   74,743  $    96,196  $  103,131
                                         ==========  ===========  ==========
- ----------
1 Non-accrual loans were included in the average dollar amount of loans outstanding but no income was recognized during the period that each such loan was on non-accrual status.
2 Dividends on Federal Home Loan Bank stock and miscellaneous interest income were not considered in this analysis.

     Net interest income is also impacted by a three month lag before changes in the cost of funds can be passed along to monthly adjustable rate loan customers. During periods of increasing interest rates, savings and borrowing costs adjust to market rates immediately while it takes several months for the loan yield to adjust.

     The table below sets forth certain information regarding changes in the interest income and interest expense of the Bank for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to
(i) changes in volume (changes in average balance multiplied by old rate) and (ii) changes in rates (changes in rate multiplied by prior year average balance.)

                                      Year Ended                   Year Ended
                                   December 31, 1994             December 31, 1993
                                         Versus                        Versus
                                   December 31, 1993             December 31, 1992
                              ---------------------------   ----------------------------
                                     Change Due To                 Change Due To
                              ---------------------------   ----------------------------
                              Volume    Rate       Total    Volume      Rate      Total
                              ------   ------     -------   -------    ------    -------
                                                   (In Thousands)
Interest Income:
 Loans and mortgage-backed
 securities.................  $17,139  $(13,445)  $  3,694   $14,144  $(41,930)  $(27,786)
 Investments................      730       423      1,153       513       592      1,105
                              -------  --------   --------   -------  --------   --------
  Total interest income.....   17,869   (13,022)     4,847    14,657   (41,338)   (26,681)
                              -------  --------   --------   -------  --------   --------
Interest Expense:
 Deposits...................    7,947     1,851      9,798     7,914   (17,988)   (10,074)
 Borrowings.................    4,850    11,652     16,502     3,346   (13,018)    (9,672)
                              -------  --------   --------   -------  --------   --------

  Total interest expense....   12,797    13,503     26,300    11,260   (31,006)   (19,746)
                              -------  --------   --------   -------  --------   --------
 Net interest income
 (expense)..................  $ 5,072  $(26,525)  $(21,453)  $ 3,397  $(10,332)  $ (6,935)
                              =======  ========   ========   =======  ========   ========

Note: Changes in rate/volume (change in rate multiplied by the change in average volume) have been allocated to the change in rate or the change in volume based upon the respective percentages of the combined totals. Dividends on Federal Home Loan Bank stock and miscellaneous interest income were not considered in this analysis.

          Also, interest expense during 1994, 1993 and 1992 includes accruals of $3.2 million, $1.8 million and $3.4 million, respectively, for amounts potentially due as a result of IRS and California Franchise Tax Board audits. The Company provides for interest on the disputed items based on relevant tax rulings and case law as well as the progression of the audit at the Appeals Office of the IRS.

          For these reasons, the interest rate spread (the average yield on loans and investments less the average cost of funds) dropped to 1.93% in 1994 from 2.67% in 1993 and 2.95% in 1992.


       Interest Rate Spreads and Yield on Average Interest-Earning Assets

                                                      Year Ended December 31,
                          ------------------------------------------------------------------------------
                                1994           1993           1992             1991            1990
                          --------------  --------------  --------------  --------------  --------------
                          During  End of  During  End of  During  End of  During  End of  During  End of
                          Period  Period  Period  Period  Period  Period  Period  Period  Period  Period
                          ------  ------  ------  ------  ------  ------  ------  ------  ------  -------
Weighted average yield
 on loan portfolio......  6.25%   6.50%   6.64%   6.20%   7.92%   7.25%   9.96%   9.20%   10.87%   10.45%
Weighted average yield
 on investment portfolio
 (1)....................  5.00    5.08    4.70    5.16    4.24    6.18    6.03    4.90     8.16     7.74
Weighted average yield
 on all interest-earning
 assets.................  6.20    6.47    6.56    6.17    7.78    7.24    9.82    9.05    10.78    10.37
Weighted average rate
 paid on deposits.......  3.85    4.49    3.76    3.60    4.66    3.97    6.70    5.74     7.93     7.67
Weighted average rate
 paid on borrowings and
 FHLB advances..........  4.93    6.04    4.09    3.99    5.10    4.48    7.08    5.47     8.59     8.07
Weighted average rate
 paid on all interest
 bearing-liabilities....  4.27    5.12    3.89    3.73    4.83    4.16    6.85    5.63     8.16     7.82
Effective net spread
 (2)....................  1.99            2.77            3.16            3.29             3.02
Interest rate spread
 (3)...................   1.93%   1.35%   2.67%   2.44%   2.95%   3.08%   2.97%   3.42%    2.62%    2.55%

- ----------
1 Dividends on Federal Home Loan Bank stock and miscellaneous interest income were not considered in this analysis.
2 Net interest income (the difference in the dollar amounts of interest earned and paid) divided by average interest-earning assets.
3 Weighted average yield on all interest-earnings assets less weighted average rate paid on all interest-bearing liabilities.

Loss Provisions

     Loan loss provisions were $85.7 million in 1994 compared with $67.7 million in 1993 and $41.4 million in 1992. The Bank recorded loan loss provisions totaling $24.7 million and $55.0 million for the first and second quarters of 1994 due to potential losses stemming from the weak Southern California economy and real estate market and the earthquake. The Bank has a policy of providing for general valuation allowances, unallocated to any specific loan, but available to offset any future loan losses. The allowance is maintained at an amount that management believes adequate to cover estimable and probable loan losses. General valuation allowances totaled $55.4 million and $40.7 million at December 31, 1994 and December 31, 1993, respectively. Management performs regular risk assessments of the Bank's loan portfolio to maintain an appropriate general valuation allowance.

     Additional loan loss provisions may be required to the extent that the allowance is used for loan charge-offs. Loan charge-offs increased to $69.3 million in 1994 from $48.6 million in 1993 and $27.5 million in 1992. Charge-offs for 1994 include $13.8 million directly related to the 1994 earthquake. The increased charge-offs were due to specific valuation allowances provided for certain problem assets based on declines in the estimated value of the underlying collateral. The Southern California area has experienced declines in real estate values and other economic problems for the past three years resulting from increased unemployment, reductions in defense spending, and natural disasters. The Bank's loan portfolio, excluding mortgage-backed securities, 43% of which is secured by multi-family properties, has required additional loss provisions primarily due to these recessionary factors.

     Due to economic concerns and increased loan charge-offs, management increased the ratio of general valuation allowances to loans with loss exposure to 1.82% at the end of 1994 from 1.48% at the end of 1993 and 0.93% at the end of 1992. Loans with loss exposure consist of the Bank's loan portfolio plus any loans sold with recourse.

 Non-interest Income

     Loan and other fees increased to $7.0 million in 1994 compared to $6.5 million in 1993 and $5.9 million in 1992 primarily as a result of miscellaneous fees earned on new loans funded.

     Gain on sale of loans and mortgage-backed securities decreased to $319 thousand in 1994 from $4.3 million in 1993 and $2.1 million in 1992. Loans originated for sale, primarily fixed-rate loans, decreased during 1994 due to the impact of increasing interest rates.
Accordingly, gains decreased during 1994 due to the lower volume of loans sold. $2.0 million of the gain recognized during 1993 resulted from the sale of a mortgage-backed security from the Bank's portfolio of loans and securities held for sale.

     Real estate operations resulted in a net gain of $2.3 million in 1994 compared to a net loss of $437 thousand in 1993 and a net gain of $2.6 million in 1992. The gains recorded in 1994 resulted primarily from the recovery of excess valuation allowances upon the sale of foreclosed properties. Losses recorded in 1993 resulted primarily from the operation of foreclosed properties prior to sale. Many of the properties were in a general state of disrepair with high vacancy rates and rent collection problems. These problems may take several months to correct. The Bank normally sells these properties within a few months after foreclosure, usually after the property has been rehabilitated.

     Other operating income consists primarily of fees earned for services provided by the retail savings branches.

 Non-interest Expense

     Non-interest expense decreased to 1.18% of average total assets in 1994 from 1.26% of average total assets in 1993 and 1.36% of total
assets in 1992.   The decreasing trend in non-interest expense over the
last three years results from management's ongoing cost control programs.

     Salary and benefit costs decreased slightly in 1994 compared to 1993 and in 1993 compared to 1992 because lower amounts were contributed to the bonus and profit sharing plans in 1994 and 1993 due to decreased earnings.

     Occupancy expense decreased 2% in 1994 compared to 1993. Two loan offices were closed and consolidated with existing loan offices during 1994. Occupancy expense increased by 3% in 1993 compared to 1992 due to higher lease costs resulting from the effect of lease escalation clauses and the addition of two loan offices.

     Advertising expense decreased 21% in 1994 compared to 1993 due to cost containment efforts and the realignment of costs to reflect business activity in 1994. In 1993, advertising expense increased by 11% over 1992 due to advertising campaigns promoting various savings and loan products, particularly during the fourth quarter when the Bank advertised its new mortgage banking efforts.

     Federal deposit insurance increased by 11% in 1994 compared to 1993 and by 11% in 1993 compared to 1992 due to growth in average savings deposits.

     Other operating expenses increased 5% in 1994 compared to 1993 primarily due to increased data processing, goodwill and insurance costs. Other operating expenses decreased 12% in 1993 compared to 1992 primarily as a result of decreased charitable contributions and data processing costs.


                                        Non-Interest Expense

                                        Year Ended December 31,
                               -------------------------------------------
                                 1994     1993     1992    1991     1990
                               -------  -------  -------  -------  -------
                                       (Dollars In Thousands)
Salaries...................... $16,887  $16,557  $15,387  $13,055  $11,934
Incentive compensation........   1,363    1,425    1,635    1,426    1,506
Payroll taxes.................   1,498    1,388    1,225      994      952
Employee benefit insurance....   1,225    1,332    1,244    1,230    1,261
Bonus compensation............     300      633    1,751    2,385    2,419
Profit sharing................     200      200    1,007    1,510    1,709
Other salaries and benefits...   1,261    1,345    1,204      945      988
                               -------  -------  -------  -------  -------
                                22,734   22,880   23,453   21,545   20,769
                               -------  -------  -------  -------  -------
Insurance.....................     748      570      556      537      499
Goodwill......................     996      650      531      269      187
Data processing...............   1,094      895    2,213    1,160      953
Contributions.................     412      591      751      761      784
Professional services.........     732      799      709      636      372
Supervisory exam..............     547      531      482      433      493
Lawsuit.......................       -        -        -        -    1,400
Other operating costs.........   4,424    4,458    4,397    3,806    3,828
                               -------  -------  -------  -------  -------
                                 8,953    8,494    9,639    7,602    8,516
                               -------  -------  -------  -------  -------
Rent..........................   4,246    3,898    3,390    2,942    2,505
Equipment.....................   1,246    1,285    1,522    1,290    1,294
Maintenance costs.............     594      741      690      542      537
Other occupancy...............     600      892    1,040      940      950
                               -------  -------  -------  -------  -------
                                 6,686    6,816    6,642    5,714    5,286
                               -------  -------  -------  -------  -------
Federal deposit insurance.....   5,151    4,622    4,156    3,890    3,205
Advertising...................   1,972    2,486    2,235    1,731    1,579
                               -------  -------  -------  -------  -------
 Total........................ $45,496  $45,298  $46,125  $40,482  $39,355
                               =======  =======  =======  =======  =======
Non-interest expense as
 % of average assets..........    1.18%    1.26%    1.36%    1.28%    1.40%
                                  ====     ====     ====     ====     ====

  Income Taxes

          The Company implemented Statement of Financial Accounting Standards No. 109 ("SFAS No. 109") during 1992 and recorded a one-time benefit of $4.1 million. For further discussion see "Business -
Taxation."

                      BALANCE SHEET ANALYSIS

     Consolidated assets at the end of 1994 were $4.2 billion, 14% greater than $3.7 billion at the end of 1993. Assets grew 6% from 1992 to 1993. The growth in assets was the result of increases in the loan portfolio.
                                     36

 Loan Portfolio

     The Bank continues its long-standing policy of originating only monthly adjustable rate loans for its loan portfolio. At the end of 1994, 96% of the Bank's loan portfolio was adjustable based on monthly changes in the Eleventh District Federal Home Loan Bank Cost of Funds Index. The Bank has maintained the level of adjustable loans in its portfolio at over 90% for the last several years. Management believes that the high level of adjustable rate mortgages will help insulate the Bank from fluctuations in interest rates, notwithstanding the several month lag between a change in its monthly cost of funds and a corresponding change in its loan rates. (See "Asset - Liability Management.")

     During the fourth quarter of 1993, the Bank started a mortgage banking program to take advantage of borrower demand for fixed rate and other loan products the Bank does not keep in its portfolio. Under this program, competitively priced loans are originated for immediate sale in the secondary market. No significant amounts of loans have been originated for sale in the secondary market due to the increasing interest rate environment in 1994.

     Loans originated and purchased totaled $909 million in 1994 compared to $746 million in 1993 and $841 million in 1992. The increase in 1994 resulted from improved borrower demand for adjustable rate mortgages which comprised over 97% of new loan activity during the year. Also, $59.1 million in single family adjustable rate mortgages, included in the 1994 amount above, were purchased from other financial institutions during the year. Loan originations decreased during 1993 compared to 1992 due to borrower preference for fixed rate mortgages which are not originated for the Bank's portfolio. In 1994, loans made on the security of single family properties comprised 81% of new originations by dollar amount; loans made on the security of multi-family properties comprised 18% of new originations; and loans made on the security of commercial real estate properties comprised 1% of new originations. No construction loans and an insignificant amount of consumer loans were originated in 1994.

     The following table details loan originations by loan type for the periods indicated:


                                      Loan Originations by Type

                                       Year Ended December 31,
                         ----------------------------------------------------
                           1994       1993       1992       1991       1990
                         --------   --------   --------   --------   --------
                                         (In Thousands)
Single Family..........  $734,438   $499,560   $590,152   $357,906   $535,822
Multi-Family...........   164,788    236,211    237,720    273,194    345,348
Commercial.............     9,858      9,638      9,104     14,462     18,583
Other..................       230        419      3,779      1,692      7,277
                         --------   --------   --------   --------   --------
  Total................  $909,314   $745,828   $840,755   $647,254   $907,030
                         ========   ========   ========   ========   ========

     Loans originated upon the sale of the Bank's real estate owned were $54.6 million or 6.0% of total originations in 1994. $7.0 million of these loans were originated based on the security of single family properties, $47.2 million were originated based on the security of multi-family properties and $408 thousand were based on the security of commercial properties.

     The Bank converted $198.1 million of its loans into mortgage-backed securities in 1994 for use in securitized borrowings (reverse repurchase agreements). In 1993, $111.7 million in loans were securitized compared with $187.5 million in 1992. Securitized loans have a lower risk weighting for regulatory risk-based capital purposes.

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

     To date, the Bank's loss experience on loans with negative amortization has been no different than that on the fully-amortizing portfolio. The amount of negative amortization recorded by the Bank decreases in periods of declining interest rates and increases during periods of increasing interest rates. The balance of negative amortization on all loans serviced by the Bank was $889 thousand in 1994 compared to $602 thousand in 1993 and $3.1 million in 1992.

     The Bank does not normally lend in excess of 90% of the appraised collateral value on adjustable mortgage loans ("AMLs"). Where the Bank does lend in excess of 90% of the appraised value, additional fees and rate are charged and there is no initial below market interest rate. Mortgage insurance is required on loans in excess of 80% or premium rates and/or fees are charged if the mortgage insurance requirement is waived. Subsequent to the origination of a loan, the Bank may purchase private mortgage insurance with its own funds. Loans in the Bank's portfolio for which there is no private mortgage insurance totaled $129 million at December 31, 1994 compared to $155 million at December 31, 1993 and $201 million at December 31, 1992.



 Loan Composition

     Loans based on the security of single family dwellings (one to four units) comprise the largest category of the Bank's loan portfolio (including mortgage-backed securities). The loan portfolio also includes loans secured by multi-family and commercial properties. At December 31, 1994, approximately 59% of the loan portfolio consisted of first liens on single family properties. First liens on multi-family properties comprised approximately 34% of the portfolio, and first liens on commercial properties represented approximately 6% of the portfolio.

     Multi-family and commercial real estate loans are considered more susceptible to market risk than single family loans and higher interest rates and fees are charged to borrowers for these loans. Due to inadequate market pricing, management elected to de-emphasize the origination of multi-family loans during 1994. Approximately 18% of loan originations in 1994 were multi-family loans compared with 32% during 1993. The Bank has not emphasized the origination of commercial real estate loans for several years.

     The Bank also has loss exposure on certain loans sold with recourse. These loans are substantially all multi-family loans. Loans sold with recourse totaled $305 million as of December 31, 1994, $347 million as of December 31, 1993 and $438 million at December 31, 1992. Although no longer owned by the Bank, these loans are combined with the Bank's loan portfolio for purposes of computing general valuation allowances and measuring risk exposure for regulatory capital purposes. Under the Bank's current policy, it no longer enters into loans sold with recourse agreements.

     The following table sets forth the composition of the Bank's portfolio of loans and mortgage-backed securities for each of the last five years.

                                               Loan Portfolio Composition
                                                       December 31,
                                    ---------------------------------------------------------------
                                        1994         1993        1992         1991         1990
                                    -----------   ----------  -----------  -----------  -----------
                                                          (In Thousands)
REAL ESTATE LOANS:
First trust deed residential loans:
 One unit..........................  $1,188,022   $  862,340   $  769,367   $  760,903   $  758,758
 Two to four units.................     349,766      340,035      296,550      258,825      227,535
 Five or more units................   1,329,833    1,298,794    1,181,098    1,078,159      855,844
                                     ----------   ----------   ----------   ----------   ----------
  Residential loans................   2,867,621    2,501,169    2,247,015    2,097,887    1,842,137
OTHER REAL ESTATE LOANS:
 Commercial and industrial.........     239,710      245,387      256,474      263,183      266,258
 Second trust deeds................      20,401       24,606       29,441       35,245       41,957
 Other.............................      20,460        5,861       10,733        4,193        5,298
                                     ----------   ----------   ----------   ----------   ----------
  Real estate loans................   3,148,192    2,777,023    2,543,663    2,400,508    2,155,650
NON-REAL ESTATE LOANS:
 Manufactured housing..............       2,114        2,763        3,481        4,031        4,873
 Deposit accounts..................       1,301        1,086        1,184        1,615        1,884
 Consumer..........................         506          964        1,494        2,705        4,324
                                     ----------   ----------   ----------   ----------   ----------
  Loans receivable.................   3,152,113    2,781,836    2,549,822    2,408,859    2,166,731
LESS:
 Allowance for loan losses.........      55,353       46,900       27,854       13,937       11,181
 Unrealized loan fees..............      24,451       19,273       25,268       26,126       23,633
                                     ----------   ----------   ----------   ----------   ----------
  Net loans receivable.............   3,072,309    2,715,663    2,496,700    2,368,796    2,131,917
FHLMC AND FNMA MORTGAGE-BACKED
 SECURITIES:
 Secured by single family
  dwellings........................     794,126      678,884      660,673      524,969      487,842
 Secured by multi-family dwellings.      27,191       29,399      108,482      119,295      126,464
                                     ----------   ----------   ----------   ----------   ----------
 Mortgage-backed securities........     821,317      708,283      769,155      644,264      614,306
                                     ----------   ----------   ----------   ----------   ----------
  TOTAL............................  $3,893,626   $3,423,946   $3,265,855   $3,013,060   $2,746,223
                                     ==========   ==========   ==========    ==========  ==========

                                   ASSET QUALITY
Asset Quality Ratios

     The following table sets forth certain asset quality ratios of the Bank for the periods indicated:

                                                                December 31,
                                                ------------------------------------------
                                                 1994     1993     1992      1991     1990
                                                 ----     ----     ----      ----     ----
Non-performing Loans to Loans Receivable (1)..   2.41%    3.28%    2.61%     2.16%    1.13%
Non-performing Assets to Total Assets (2).....   2.23%    3.23%    2.62%     1.83%    0.82%
Loan Loss Allowances to Non-performing
 Loans (3)....................................  78.27%   52.23%   37.54%    31.31%   40.24%
General Loss Allowances to Loans Receivable
 (4)..........................................   1.76%    1.46%    0.88%     0.53%    0.30%
General Loss Allowances to Total Loans with
 Loss Exposure (5)............................   1.82%    1.48%    0.93%     0.49%    0.42%

- ----------
1 Non-performing loans are net of specific loan loss allowances. Loans receivable exclude mortgage-backed securities and are before deducting unrealized loan fees and general valuation allowances.
2 Non-performing loans are net of specific loan loss allowances. Loans receivable exclude mortgage-backed securities and are before deducting unrealized loan fees and general valuation allowances.
3 Bank's loan loss allowances, including specific loan loss allowances for non-performing loans and general valuation allowances but excluding general valuation allowances for loans sold by the Bank with full or limited recourse. Non-performing loans are before deducting specific loan loss allowance.
4 Bank's general valuation allowances, excluding general valuation allowances for loans sold with full or limited recourse. Loans receivable exclude mortgage-backed securities and are before deducting unrealized loan fees and general valuation allowances.
5 Bank's general valuation allowances, including general valuation allowances for loans sold with full or limited recourse.

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

                                                           Non-Performing Assets
                                                                 December 31,
                           1994              1993              1992              1991              1990
                    ----------------- ------------------ ------------------ ----------------- ----------------
                              % of              % of                % of             % of            % of
                             Total              Total              Total             Total           Total
                             Assets             Assets             Assets            Assets          Assets
                              Non-               Non-               Non-              Non-            Non-
                        $   Performing   $    Performing   $     Performing   $    Performing   $   Performing
                    ------- --------- ------ ----------- ------- ---------- ------ ---------- ----- ----------
                                                               (Dollars In Thousands)
Real Estate Owned:
Single Family......  $ 5,711    6.17%  $ 10,052    8.50%  $ 8,268    9.16%  $ 3,015   5.00%   $   422    1.69%
Multi-Family.......   10,647   11.50     16,015   13.55    15,590   17.27     4,881   8.10          -       -
Commercial.........      366    0.39        327    0.28         -       -       276   0.46          -       -
Other..............        -       -        484    0.41         -       -         -      -          -       -
                     -------  ------   --------  ------   -------  ------   -------  ------   -------  ------
Total Real Estate
 Owned                16,724   18.06     26,878   22.74    23,858   26.43     8,172   13.56       422    1.69
                     -------  ------   --------  ------   -------  ------   -------  ------   -------  ------
Non-Performing Loans:
 Single Family.....   13,041   14.08     25,317   21.41    24,634   27.28    21,441   35.57     6,063   24.35
 Multi-Family......   60,213   65.02     70,207   59.39    42,481   47.05    34,347   56.99    18,937   76.06
 Commercial........   20,986   22.66     10,307    8.72     3,623    4.01     1,536    2.55         -       -
 Other.............      245    0.26        245    0.20       271    0.30       194    0.33       388    1.56
Less Valuation
 Allowances........  (18,596) (20.08)   (14,732) (12.46)   (4,582)  (5.07)   (5,422)  (9.00)     (912)  (3.66)
                     -------  ------   --------  ------   -------  ------   -------  ------   -------  ------
Total Non-Performing
 Loans.............   75,889   81.94     91,344   77.26    66,427   73.57    52,096   86.44    24,476   98.31
                     -------  ------   --------  ------   -------  ------   -------  ------   -------  ------
Total..............  $92,613  100.00%  $118,222  100.00%  $90,285  100.00%  $60,268  100.00%  $24,898  100.00%
                     =======  ======   ========  ======   =======  ======   =======  ======   =======  ======
Ratio of Non-
Performing Assets to
 Total Assets:          2.23%               3.23%            2.62%             1.83%              .82%
                        ====                ====             ====              ====               ===

     The decrease in non-performing loans in 1994 compared to 1993 is due primarily to a $29.6 million bulk sale of non-performing loans. The decrease in real estate owned in 1994 compared to 1993 is due to a decline in foreclosure activity. Also, $2.3 million in foreclosed real estate was sold as part of the bulk sale.

     The increase in single family non-performing loans in 1993 is primarily due to recession-related factors such as layoffs, decreased incomes and decreased real estate values. The increase in multi-family and commercial non-performing loans is attributable primarily to economic factors, declines in occupancy rates, and decreased real estate values. The Bank actively monitors the status of all non-performing loans.

     The Bank implemented Statement of Financial Standards No. 114, "Accounting by Creditors for Impairment of a Loan" (" SFAS No. 114)," as of January 1, 1994. As of December 31, 1994, impaired loans totaled $108.3 million, net of $23.9 million in related loss allowances. See "Business - Risk Elements" for a further discussion of impaired loans.

     The Bank has debt restructurings which result from temporary modifications of principal and interest payments. Under these arrangements, loan terms are typically reduced to no less than a required monthly interest payment. Any loss of revenues under the modified terms would be immaterial to the Bank. If the borrower is unable to return to scheduled principal and interest payments at the end of the modification period, foreclosure procedures are initiated, or, in certain circumstances, the modification period is extended. As of December 31, 1994, the Bank had modified loans totaling $59.7 million, net of loan loss allowances. This compares with $62.1 million, net, as of December 31, 1993. No modified loans were 90 days or more delinquent as of December 31, 1994 or 1993.


 Allowance for Loan Losses

     For an analysis of the changes in the allowance for loan losses, see "Business - Risk Elements." At December 31, 1994, the allowance for loan losses was comprised of $55.4 million in general valuation allowances and a liability of $7.9 million for loans sold with recourse. Total general valuation allowances, including the liability for loans sold with recourse amounted to 1.82% of the loans with loss exposure at the end of 1994. This compares to 1.48% at the end of 1993 and 0.93% at the end of 1992. The increase reflects management's concerns regarding the Southern California economy. Management considers the current level of loss allowances adequate to cover the Bank's loss exposure at this time. However, there can be no assurance that future additions to loan loss allowances will not be required.


                           SOURCES OF FUNDS

 External Sources of Funds

     External sources of funds include savings deposits, loan sales, advances from the FHLBSF and other borrowings. For purposes of funding asset growth, the source or sources of funds with the lowest all-in cost for the desired term are generally selected. The funding sources used most often during 1994 were FHLB advances and reverse repurchase agreements (securitized borrowings).

     Deposits obtained from national brokerage firms ("brokered deposits") are considered a source of funds similar to a borrowing. Since the Bank achieved the capital ratios necessary to be deemed "well-capitalized" during 1994, the Bank can obtain brokered deposits at its discretion so long as it meets applicable capital standards.
Previously, the Bank obtained brokered deposits pursuant to a waiver of regulatory requirements from the Federal Deposit Insurance Corporation. In evaluating brokered deposits as a source of funds, the cost of these deposits, including commission costs, is compared to other funding sources. Brokered deposits were $597 million at December 31, 1994.
This compares to $519 million at the end of 1993 and $274 million at the end of 1992.

     Deposits at retail savings branches were $1.5 billion at the end of 1994, the same level as the end of 1993. Deposits at the end of 1993 included two branches acquired from the RTC near the end of the year with deposits totaling $113 million. Thirty days after the acquisition, the deposits of the two branches were combined and one of the branches was closed. Deposit outflows from the acquired branches were offset by deposits gathered at previously-existing branches during 1994. Deposits at the end of 1992 were $1.3 billion. The Bank acquired seven branches with deposits totaling $290 million from the RTC in March 1992.

     The Bank also solicits deposits through telemarketing efforts. Telemarketing deposits are solicited by the Bank's employees by telephone, principally from pension funds. Telemarketing deposits decreased by 30% during 1994 to $201 million at the end of the year. Telemarketing deposits decreased during 1994 due to higher yielding investments available to the Bank's customers, usually managers of pension funds. Telemarketing deposits were $286 million at the end of 1993 and $389 million at the end of 1992.

     Reverse repurchase agreements ("reverse repos") are short term borrowings secured by mortgage-backed securities. These borrowings increased 26% to $691 million at the end of 1994 from $549 million at the end of 1993. Reverse repos at the end of 1992 were $491 million. $198 million in loans were securitized during 1994 to increase the availability of this type of borrowing.

     FHLB advances increased 68% to $863 million at the end of 1994 from $515 million at the end of 1993. Advances at the end of 1992 totaled $655 million. Advances increased during 1994 because these were often the least costly funds available to the Bank. Advances dropped at the end of 1993 because short term borrowings were paid off with funds from the branches acquired in December.

     Sales of loans and mortgage-backed securities were $43.7 million during 1994. This compares to $153 million during 1993 and $154 million sold during 1992. The volume of loans sold varies with the amount of saleable loans originated. The level of loans originated for sale in the secondary market decreased during 1994 due to a lower amount of fixed rate loans originated.

 Internal Sources of Funds

     Internal sources of funds include scheduled loan principal payments, loan payoffs, and positive cash flows from operations.
Principal payments were $260 million in 1994 compared with $355 million in 1993 and $322 million in 1992. Principal payments include both amortization and prepayments and are a function of real estate activity and the general level of interest rates.


                         CAPITAL REQUIREMENTS

     Current regulatory capital standards require that the Bank maintain tangible capital of at least 1.5% of total assets, core capital of 3.0% of total assets, and risk-based capital of 8.0% of total assets, risk-weighted. Among other things, failure to comply with these capital standards will result in restrictions on asset growth and the preparation of a capital plan, subject to regulatory approval. Generally, any institution with a risk-based capital ratio in excess of 10% and a core capital ratio greater than 5% is considered well-capitalized for regulatory purposes. Institutions who maintain this capital level can take in brokered deposits at their discretion, and if they achieve a sufficient ranking on their regulatory examination, may be assessed a lower deposit insurance rate.

     Effective July 1, 1994, institutions whose exposure to interest-rate risk as determined by the OTS is deemed to be above normal are required to hold additional risk-based capital. As of December 31, 1994, the Bank was not required to hold additional capital as a result of this regulation.

     Management presently intends to maintain its capital position at levels above those required by regulators to ensure operating flexibility and growth capacity for the Bank. The Bank's capital position is actively monitored. In September of 1994, FFC issued $50 million in 10-year Notes. The proceeds from these Notes were contributed to the Bank as a capital infusion. See "Business -
Borrowings." The Bank met the regulatory capital standards to be deemed "well-capitalized" at December 31, 1994.

     The Bank met all three capital requirements at the end of 1994 as indicated by the chart below:


                                     Regulatory    Capital
                                     Requirement    Ratio
                                    ------------   --------
Tangible Capital...................     1.50%       5.47%
Core Capital.......................     3.00%       5.47%
Risk-based Capital.................     8.00%      10.44%


                      ASSET-LIABILITY MANAGEMENT

     The Bank's asset-liability management policy is designed to improve the balance between the maturities and repricings of interest-earning assets and interest-bearing liabilities in order to better insulate net earnings from interest rate fluctuations. Under this program, the Bank emphasizes the funding of monthly adjustable mortgages with short term savings and borrowings and matching the maturities of these assets and liabilities. The maturities of fixed rate assets are matched with fixed cost liabilities.

     The majority of the Bank's assets are monthly adjustable rate mortgages with interest rates that fluctuate based on changes in the Federal Home Loan Bank of San Francisco Eleventh District Cost of Funds Index ("Index"). These mortgages constitute over 95% of the loan portfolio at the end of 1994. Comparisons over the last several years show that changes in the Bank's cost of funds generally correlate with changes in the Index. The Bank does not use any futures, options or swaps in its asset-liability strategy.

     Assets and liabilities which are subject to repricing are considered rate sensitive. The mismatch in the repricing of rate sensitive assets and liabilities is referred to as a company's "GAP." The GAP is positive if rate-sensitive assets exceed rate-sensitive liabilities. A positive GAP benefits a company during periods of increasing interest rates. The reverse is true during periods of decreasing interest rates. In order to minimize the impact of rate fluctuations on earnings, management's goal is to keep the one year GAP at less than 20% of total assets (positive or negative). At December 31, 1994, the Company's one-year GAP was a positive $574 million or 13.8% of total assets. This compares with positive GAP ratios of 14.8% and 11.6% of total assets at December 31, 1993 and December 31, 1992, respectively.

     The following chart shows the composition of the Company's consolidated GAP position at the end of 1994 and the GAP position as a percentage of total assets at that time.


                                 INTEREST-SENSITIVITY GAP


                                                Balances      Balances    Balances   Balances
                                                Repricing     Repricing   Repricing  Repricing
                                        Total     Within        Within      Within     After
                                       Balance  0-3 Months   4-12 Months  1-5 Years   5 Years
                                     ---------  ----------  ------------  ---------  ---------
                                                         (Dollars In Thousands)

Interest-Earning Assets:
 Investments Securities.......... $   84,052   $    1,000    $   11,698    $ 71,354    $     -
 MBS                                 821,317      813,465             -           -      7,852
 Loans Receivable:
 Interest Rate Sensitive Loans...  3,027,558    3,027,558             -           -          -
 Fixed Rate Loans ...............     44,751       13,783         6,089       7,582     17,297
                                  ----------   ----------    ----------   ---------   --------
   Total Interest-Earning
    Assets....................... $3,977,678   $3,855,806    $   17,787    $ 78,936    $25,149
                                  ==========   ==========    ==========    ========    =======

Interest-Bearing Liabilities:
  Demand Accounts...............  $  481,411   $  481,411    $        -    $      -    $     -
  Fixed Rate Term Certificate...   1,817,503      492,933       829,240     474,421     20,909
  Borrowings:
    FHLB Advances...............     863,200      579,500       224,700      59,000          -
    Reverse Repurchase
     Agreements.................     691,121      691,121             -           -          -
    Other Borrowings............      50,500          500             -           -     50,000
                                  ----------   ----------   -----------   ---------    -------
 Total Interest-Bearing
       Liabilities..............  $3,903,735   $2,245,465   $ 1,053,940    $533,421    $70,909
                                  ==========   ==========   ===========    ========    =======
Interest-Sensitivity Gap........  $   73,943   $1,610,341   $(1,036,153)  $(454,485)  $(45,760)
                                  ==========   ==========   ===========   =========   ========

Interest-Sensitivity Gap as a
 Percentage of Total Assets.....                    38.73%       (24.92)%    (10.93)%     1.10%
                                                    =====        ======      ======       ====

Cumulative Interest-Sensitivity Gap            $1,610,341   $   574,188   $ 119,703   $ 73,943
                                               ==========   ===========   =========   ========

Cumulative Interest-Sensitivity
 Gap as a Percentage of Total
 Assets........................                     38.73%        13.81%       2.88%      1.78%
                                                    =====         =====        ====       ====

                                STOCK PRICES


     The common stock of FirstFed Financial Corp. is traded on the New York Stock Exchange under the trading symbol "FED." The quarterly high and low and period-end price information presented below is based on information supplied by the New York Stock Exchange. All prices have been adjusted for stock splits.

     The Company has never declared or paid a cash dividend. In 1987 the Company's Board of Directors authorized the repurchase of 10% of the Company's outstanding shares of stock. No shares were repurchased during 1994 or 1993. As of December 31, 1994, a total of 796,520 shares had been repurchased at an average cost of $12.34 per share. Based on the number of shares outstanding at December 31, 1987, 264,000 shares remain eligible for repurchase under this program.


                          PRICE RANGE OF COMMON STOCK
                          (Adjusted for Stock Splits)


               First Quarter   Second  Quarter  Third Quarter   Fourth Quarter
               --------------  ---------------- -------------  -------------

                High     Low    High     Low    High     Low    High    Low
               ------   -----  ------   -----  ------   ------ ------  ------
1994.........   17      13 3/8  17 1/4  13 3/8  16 1/2  13 3/4  15 1/4  10 1/4
1993.........   26 1/2  19 1/4  20 7/8  15 1/4  20 3/8  16 1/4  19 3/4  14 7/8
1992.........   26      22      24 1/2  19 1/2  21 3/4  13 7/8  19 1/2  13 1/2
1991.........   19 7/8  12 1/4  24 1/4  19 7/8  26 5/8  21 1/8  24      18 1/4
1990.........   18      14 3/4  20 5/8  15 3/8  18 1/2  11 1/2  13 7/8  11 1/4

                                     45

ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                    FIRSTFED FINANCIAL CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                          DECEMBER 31, 1994 AND 1993
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                              1994       1993

                                                           ---------- ----------
ASSETS
Cash...................................................    $   35,853 $   17,491
Investment securities, held to maturity (market of
 $79,316 and $104,282) (Note 2)........................        84,052    103,836
Loans receivable (Notes 3 and 9).......................     3,041,910  2,692,036
Mortgage-backed securities (market of $791,930 and
 $715,726) (Notes 4 and 10)............................       821,317    708,283
Loans held for sale (market of $30,399 and
 $24,030) (Note 3).....................................        30,399     23,627
Accrued interest and dividends receivable..............        24,420     21,018
Real estate (Note 5)...................................        17,081     27,249
Office properties and equipment, at cost less accumulated
 depreciation (Note 6).................................         9,211      8,923
Investment in Federal Home Loan Bank (FHLB) stock , at
 cost (Note 7).........................................        56,061     38,967
Other assets (Note 1)..................................        37,110     19,687
                                                           ---------- ----------
                                                           $4,157,414 $3,661,117
                                                           ========== ==========


LIABILITIES
Deposits (Note 8)......................................    $2,298,914 $2,305,480
FHLB advances and other borrowings (Note 9)............       913,700    544,500
Securities sold under agreements to repurchase (Note 10)      691,121    548,649
Deferred income taxes (Note 11)........................         6,324     16,366
Accrued expenses and other liabilities.................        62,668     37,830
                                                           ---------- ----------
                                                            3,972,727  3,452,825
                                                           ---------- ----------


COMMITMENTS AND CONTINGENT LIABILITIES
 (NOTES 3, 6, AND 13)
STOCKHOLDERS' EQUITY (NOTES 12 AND 13)
Common stock, par value $.01 per share; authorized
 25,000,000 shares; issued 11,395,492 and 11,326,191
 shares, outstanding 10,598,972 and 10,529,671
 shares................................................        114         113
Additional paid-in capital.............................     28,061      27,279
Retained earnings--substantially restricted............    169,186     193,650
Loan to employee stock ownership plan..................     (2,842)     (2,918)
Treasury stock, at cost, 796,520 shares................     (9,832)     (9,832)
                                                        ----------  ----------
                                                           184,687     208,292
                                                        ----------  ----------
                                                        $4,157,414  $3,661,117
                                                        ==========  ==========

 See accompanying notes to consolidated financial statements.


                   FIRSTFED FINANCIAL CORP. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                     1994      1993     1992
                                                   --------  -------- --------
Interest income:
  Interest on loans...............................  $188,665  $181,223 $206,662
  Interest on mortgage-backed securities..........    36,207    39,954   42,514
  Interest and dividends on investments...........    10,552     8,268    6,436
                                                    --------  -------- --------
    Total interest income.........................   235,424   229,445  255,612
                                                    --------  -------- --------
Interest expense:
  Interest on deposits (Note 8)...................    87,545    77,741   87,802
  Interest on borrowings (Note 9).................    70,110    53,875   63,708
                                                    --------  -------- --------
    Total interest expense........................   157,655   131,616  151,510
                                                    --------  -------- --------
Net interest income...............................    77,769    97,829  104,102
 Provision for loan losses (Note 3)...............    85,700    67,679   41,384
                                                    --------  -------- --------
Net interest income (loss) after provision for
  loan losses.....................................    (7,931)   30,150   62,718
                                                    --------  -------- --------
Other income (expense):
  Loan and other fees.............................     7,044     6,530    5,863
  Gain on sale of loans and mortgage-backed
   securities.....................................       319     4,257    2,098
  Real estate operations, net.....................     2,327      (437)   2,604
  Other operating income..........................     1,574     1,704    2,069
                                                    --------  -------- --------
    Total other income............................    11,264    12,054   12,634
                                                    --------  -------- --------
Non-interest expense:
  Salaries and employee benefits (Note 13)........    22,734    22,880   23,453
  Occupancy (Note 6)..............................     6,686     6,816    6,642
  Advertising.....................................     1,972     2,486    2,235
  Federal deposit insurance.......................     5,151     4,622    4,156
  Other operating expense.........................     8,953     8,494    9,639
                                                    --------  -------- --------
    Total non-interest expense....................    45,496    45,298   46,125
                                                    --------  -------- --------
Earnings (loss) before income taxes (benefit) and
 cumulative effect of change in accounting
  principle.......................................   (42,163)   (3,094)  29,227
Income taxes (benefit) (Note 11)..................   (17,699)   (1,046)  11,198
                                                    --------  -------- --------
Earnings (loss) before cumulative effect of
 change in accounting principle...................   (24,464)   (2,048)  18,029
Cumulative effect of change in accounting                  -         -    4,075
 principle (Note 11)..............................  --------  -------- --------
  Net earnings (loss).............................  $(24,464) $ (2,048)$ 22,104
                                                    ========  ======== ========
Earnings (loss) per share (Note 12):
  Earnings (loss) before cumulative effect of
   change in accounting principle.................  $  (2.32) $  (0.20)$   1.66
  Cumulative effect of change in accounting                -         -     0.38
   principle......................................  --------  -------- --------
Earnings (loss) per share ........................  $  (2.32) $  (0.20)$   2.04
                                                    ========  ======== ========

 See accompanying notes to consolidated financial statements.

                  FIRSTFED FINANCIAL CORP. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                                 (IN THOUSANDS)


                                              RETAINED
                                              EARNINGS     LOAN TO
                                ADDITIONAL (SUBSTANTIALLY   ESOP
                         COMMON  PAID-IN    RESTRICTED)   (NOTES 12 TREASURY
                         STOCK   CAPITAL     (NOTE 12)     AND 13)   STOCK     TOTAL
                         ------ ---------- -------------- --------- --------  --------
Balance, December 31,
 1991...................  $109   $23,674      $173,594     $(1,965) $(5,236)  $190,176
Exercise of employee
 stock options..........     3       850            -           -        -         853
Net increase in loan to
 employee stock
 ownership plan.........    -         -             -       (1,026)      -      (1,026)
Treasury stock
 purchases..............    -         -                         -   (4,596)     (4,596)
Net earnings 1992.......    -         -         22,104          -        -      22,104
                          ----   -------      --------     -------  -------   --------
Balance, December 31,
 1992...................   112    24,524       195,698      (2,991)  (9,832)   207,511
Exercise of employee
 stock options..........     1       400            -           -        -         401
Net decrease in loan to
 employee stock owner-
 ownership plan.........    -         -             -           73       -          73
Benefit from stock
 option tax adjustment..    -      2,355            -           -        -       2,355
Net loss 1993...........    -         -         (2,048)         -        -      (2,048)
                          ----   -------      --------     -------  -------   --------
Balance, December 31,
 1993...................   113    27,279       193,650      (2,918)  (9,832)   208,292
Exercise of employee
 stock options..........    1        273            -           -        -         274
Net decrease in loan to
 employee stock
 ownership plan.........    -         -             -           76       -          76
Benefit from stock op-
 option tax adjustment..    -        509            -           -        -         509
Net loss 1994...........    -         -        (24,464)         -        -     (24,464)
                          ----   -------      --------     -------  -------   --------
Balance, December 31,
 1994...................  $114   $28,061      $169,186     $(2,842) $(9,832)  $184,687
                          ====   =======      ========     =======  =======   ========

See accompanying notes to consolidated financial statements.

                   FIRSTFED FINANCIAL CORP. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                                 (IN THOUSANDS)
                                                     1994      1993      1992
                                                  --------  --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)..............................  $(24,464) $ (2,048) $ 22,104
Adjustments to reconcile net earnings (loss) to
 net cash provided (used) operating activities:
  Net change in loans held for sale..............    (6,772)   (8,153)   62,557
  Depreciation and amortization..................     1,977     1,710     1,712
  Provision for losses on loans..................    85,700    67,679    41,384
  Valuation adjustments on real estate sold......    (5,877)   (1,151)   (2,890)
  Amortization of fees and discounts.............    (2,690)     (763)   (1,111)
  Decrease in deferred premium on sale of loans..     1,154     3,079     3,998
  (Increase) decrease in negative amortization...      (243)   (2,008)   15,005
  Decrease in taxes payable......................   (20,537)   (5,367)   (4,716)
  (Increase) decrease in interest and dividends
   receivable....................................    (4,711)    1,998     5,782
  Increase (decrease) in interest payable........     6,050     2,242    (3,513)
  Increase in other assets.......................    (3,868)   (3,458)   (2,333)
  Increase (decrease) in accrued expenses and         4,449      (521)      422
   other liabilities.............................  --------  --------  --------
    Net cash provided by operating activities.....   30,168    53,239   138,401
                                                   --------  --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Loans made to customers and principal collections
 of loans........................................  (544,775) (335,534) (428,790)
Loans purchased..................................   (59,191)      (95)     (245)
Loans repurchased................................   (21,506)  (55,093)  (17,032)
Proceeds from sales of real estate...............    83,498    96,120    69,405
Proceeds from sales of non-performing loans......    17,674         -         -
Proceeds from maturities and principal payments
 of investment securities........................    21,946    11,710     3,510
Proceeds from sale of mortgage-backed securities.         -    76,084         -
Purchases of investment securities...............    (2,347)  (71,682)  (31,124)
Purchases of FHLB stock..........................   (15,785)   (2,415)   (6,559)
Other............................................    (3,600)    1,007    (6,399)
                                                   --------  --------  --------
    Net cash used by investing activities........  (524,086) (279,898) (417,234)
                                                   --------  --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits..............    (6,566)  209,488    52,246
Acquisitions of branches, net....................         -   113,247   190,396
Net increase (decrease) in short term borrowings.   622,172   (73,292) (198,631)
Proceeds from long term borrowings...............   100,000       --    214,500
Repayment of long term borrowings................  (210,500)  (29,800) (100,000)
Payments to acquire treasury stock...............         -        -     (4,596)
Other............................................     7,174       522    (7,672)
                                                   --------  --------  --------
    Net cash provided by financing activities....   512,280   220,165   146,243
                                                   --------  --------  --------
Net increase (decrease) in cash and cash
 equivalents.....................................    18,362    (6,494) (132,590)
Cash and cash equivalents at beginning of year...    17,491    23,985   156,575
                                                   --------  --------  --------
Cash and cash equivalents at end of year.........  $ 35,853  $ 17,491  $ 23,985
                                                   ========  ========  ========

See accompanying notes to consolidated financial statements.

                    FIRSTFED FINANCIAL CORP.  AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies

     The following is a summary of the significant accounting policies of FirstFed Financial Corp. ("Company"), and its wholly-owned subsidiary First Federal Bank of California ("Bank").

 Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

     Certain items in the 1993 and 1992 consolidated financial statements have been reclassified to conform to the 1994 presentation.

 Statement of Cash Flows

     For purposes of reporting cash flows, cash and cash equivalents include cash, overnight investments and securities purchased under agreements to resell which mature in 90 days or less.

 Allowance for Loan Losses

     The Bank maintains a general valuation allowance for loan losses, unallocated to any specific loan. The allowance is maintained at an amount that management believes adequate to cover estimable and probable loan losses based on a risk analysis of the current portfolio. Additionally, management performs periodic reviews of the loan portfolio to identify potential problems and establish specific loan loss allowances if losses are expected to be incurred. Additions to the allowance are charged to earnings. The regulatory agencies periodically review the allowance for loan losses and may require the Bank to adjust the allowance based on information available to them at the time of their examination.

 Concentrations of Credit Risk

     Concentrations of credit risk would exist for groups of borrowers when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. The ability of the Bank's borrowers to repay their commitments is contingent on several factors, including the economic conditions in the borrowers' geographic area and the individual financial condition of the borrowers. The Bank's lending activities are primarily conducted in Southern California. The Bank currently focuses on the origination of single family loans although, prior to October of 1994, the Bank's lending strategy also included the origination of multi-family loans. The Bank does not have a significant exposure to any individual customer.

 Loan Origination Fees and Costs

     Loan origination fees and certain direct loan origination costs are deferred and recognized over the lives of the related loans as an adjustment of loan yield using the interest method. When a loan is paid off or sold, any unamortized net deferred fee balance is credited to income.

                   FIRSTFED FINANCIAL CORP.  AND SUBSIDIARY

 Allowance for Delinquent Interest

     The Bank provides an allowance for accrued interest receivable on delinquent loans when such interest is deemed uncollectible, generally at the time the loan is 90 days past due. This allowance reduces interest receivable for financial statement purposes.

     The Bank applies cash received on delinquent loans first to delinquent interest, then to delinquent principal only when the entire principal balance of the loan is expected to be recovered.

 Loans Held for Sale

     The Bank identifies loans that foreseeably may be sold prior to maturity and classifies them as held for sale. They are carried at the lower of amortized cost or market value on an aggregate basis by type of asset. For loans, market value is calculated on an aggregate basis as determined by the current market investor yield requirement.

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

     Deferred premiums arising from the sale of loans are included in other assets and were $6,584,000 and $7,738,000 at December 31, 1994 and 1993,
respectively.

  Investment Securities and Mortgage-Backed Securities

     Investment securities and mortgage-backed securities held to maturity are carried at amortized cost. Any premium or discount is amortized over the term of the security using the interest method. The securities are carried at amortized costs because management has the ability to and intends to hold such securities until maturity.

     In May of 1993, the FASB issued SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Statement addresses the accounting and reporting for investments in debt and equity securities. The Statement requires that all securities be classified, at acquisition, into one of three categories: held-to maturity securities, trading securities, and available-for-sale securities. Held-to-maturity securities are those securities the Company has the positive intent and ability to hold to maturity and are carried at amortized cost. Trading securities are those securities

                   FIRSTFED FINANCIAL CORP. AND SUBSIDIARY that are bought and held principally for the purpose of selling them in the near term and are reported at fair value, with unrealized gains and losses included in earnings. Available-for-sale securities are those securities that do not fall into the other two categories and are reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders' equity, net of any tax effect. All the Company's investment securities are held to maturity; therefore, the implementation of this standard did not have a material impact on the Company.

Real Estate

     The Bank's real estate acquired in settlement of loans ("REO") consists of property acquired through foreclosure proceedings or, infrequently, by deed in lieu of foreclosure. The Bank begins foreclosure proceedings on single family loans after they have been delinquent for 15 days after the grace period and begins foreclosure proceedings on multi-family and commercial loans after they have been delinquent for 10 days after the grace period.
Generally, all loans greater than 90 days delinquent are placed into foreclosure and, if necessary, a specific loan loss allowance is established. The Bank acquires title to the property in most foreclosure actions that are not reinstated by the borrower. Once real estate is acquired in settlement of a loan, the Bank ceases to accrue interest income and the property is recorded as REO at fair market value, less estimated selling costs, based upon appraised values. The REO's balance is adjusted for any subsequent declines in fair value through a valuation allowance.

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

 Income Taxes

     The Company accounts for income taxes using the asset and liability method in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). In the asset and liability method, deferred tax assets and liabilities are established as of the reporting date for the realizable cumulative temporary differences between the financial reporting and tax return bases of the Bank's assets and liabilities. The tax rates applied are the statutory rates expected to be in effect when the temporary differences are realized or settled.


 Recent Accounting Pronouncements

     At January 1, 1994, the Bank implemented Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS No. 114"). Pursuant to SFAS No. 114, the Bank considers a loan

                   FIRSTFED FINANCIAL CORP. AND SUBSIDIARY to be impaired when management believes that it is probable that the Bank will be unable to collect all amounts due under the contractual terms of the loan. Estimated impairment losses are included in the Bank's specific loan loss allowances. Subsequent adjustments to estimated impairment losses are recorded as a specific loan loss allowance which may necessitate an addition to the Bank's provision for loan losses. At December 31, 1994, the total recorded amount of loans for which impairment has been recognized in accordance with SFAS No. 114 was $108.3 million (after deducting $23.9 million of specific loan loss allowances attributable to such loans). The Bank's impaired loans at December 31, 1994 were composed of non-accrual major loans (single family loans with an outstanding principal amount greater than or equal to $500,000 and multi-family loans with an outstanding principal amount greater than or equal to $750,000) of $38.0 million, modified loans of $41.6 million and major loans less than 90 days delinquent in which full payment of principal and interest is not expected of $28.7 million.

     The Bank evaluates loans for impairment whenever the collectibility of contractual principal and interest payments is questionable. A loan is impaired when the collateral property's undiscounted net operating income (over a holding period not to exceed 5 years) plus the property's anticipated value at the end of the period, are less than the estimated debt service payments over the same period plus the estimated remaining unpaid balance. Large groups of smaller balance homogenous loans that are collectively evaluated, including residential mortgage loans, are not subject to the application of SFAS No. 114.

     The present value of an impaired loan's expected future cash flows will change from one reporting period to the next because of the passage of time and also may change because of revised estimates in the amount or timing of those cash flows. The Bank records the entire change in the present value of the expected future cash flows as a specific loan loss allowance which may necessitate an increase in the provision for loan losses. Similarly, the fair value of the collateral of an impaired collateral-dependent loan may change from one reporting period to the next. The Bank also records a change in the measure of these impaired loans as a specific loan loss allowance which may necessitate an adjustment to the provision for loan losses.

     Cash payments received from impaired loans are recorded in accordance with the contractual terms of the loan. The principal portion of the payment is used to reduce the principal balance of the loan, whereas the interest portion is recognized as interest income. On certain modified loans where the Bank does not believe that it will receive all amounts due under the original contractual loan terms, the Bank records an allowance for interest received on modified loans.

     Because the Bank establishes specific loan loss allowances for all loans deemed probable of foreclosure based on the fair value of the collateral, the adoption of SFAS No. 114 had only a minor impact on the Bank's allowance for loan losses.
                                     53

                   FIRSTFED FINANCIAL CORP.  AND SUBSIDIARY

(2)  Investment Securities

     Investment securities, all held to maturity, are summarized as follows:


                                         1994                                             1993

                           ----------------------------------------   -----------------------------------------
                                         Gross      Gross                          Gross       Gross
                            Amortized  Unrealized Unrealized  Market  Amortized  Unrealized Unrealized  Market
                              Cost       Gains      Losses     Value     Cost       Gains     Losses     Value
                           ---------  ---------- ---------- --------  ---------  ---------- ---------- --------
                                                               (In Thousands)
United Stated government
 and federal agency
 obligations..............   $40,770      $  28    $(2,439)  $38,359   $ 47,711     $ 396     $ (53)   $ 48,054
Collateralized
 Mortgage Obligations.....    43,282          -     (2,325)   40,957     56,125       221      (118)     56,228
                             -------      -----    -------   -------   --------     -----     -----    --------
                             $84,052      $  28    $(4,764)  $79,316   $103,836     $ 617     $(171)   $104,282
                             =======      =====    =======   =======   ========     =====     =====    ========


     Related maturity data for United States government and federal agency obligations is summarized below:

                                               1994                                           1993

                           ---------------------------------------------   --------------------------------------------
                                         Gross       Gross                              Gross       Gross
                           Amortized  Unrealized  Unrealized   Market      Amortized  Unrealized  Unrealized   Market
                              Cost      Gains       Losses      Value         Cost       Gains      Losses      Value
                           ---------  ----------  ----------   -------     ---------  ----------  ----------  --------
                                                                (In Thousands)
Maturing within 1 year....  $ 4,004      $  28    $     -     $ 4,032      $ 3,108      $    38    $     -    $  3,146
Maturing after 1 year
 but within 5 years.......   36,766          -     (2,439)     34,327       44,603          358         (53)    44,908
                            -------      -----    -------     -------      -------       ------     -------    -------
                            $40,770      $  28    $(2,439)    $38,359      $47,711       $  396     $   (53)   $48,054
                            =======      =====    =======     =======      =======       ======     =======    =======

     The amounts advanced under agreements to resell securities (repurchase agreements) represent short-term investments. During the agreement period the securities are maintained by the dealer under a written custodial agreement that explicitly recognizes the Bank's interest in the securities. The Bank had no agreements to resell securities at December 31, 1994 or December 31, 1993. Securities purchased under agreements to resell averaged $54,400,000 and $48,761,000 during 1994 and 1993, and the maximum amounts outstanding at any month end during 1994 and 1993 were $26,000,000 and $95,000,000, respectively.

                   FIRSTFED FINANCIAL CORP.  AND SUBSIDIARY


(3)  Loans Receivable

          Loans receivable are summarized as follows:

                                                        1994       1993
                                                     ---------  ----------
                                                        (In Thousands)
Real Estate Loans:
  First trust deed residential loans:
      One unit..                                   $ 1,188,022    $  862,340
      Two to four units........................        349,766       340,035
      Five or more units.......................      1,329,833     1,298,794
                                                    ----------    ----------
      Residential loans........................      2,867,621     2,501,169
  Other real estate loans:
      Commercial and industrial................        239,710       245,387
      Second trust deeds.......................         20,401        24,606
      Other....................................         20,460         5,861
                                                    ----------    ----------
      Real estate loans........................      3,148,192     2,777,023
Non-Real Estate Loans:
      Manufactured housing.....................          2,114         2,763
      Deposit accounts.........................          1,301         1,086
      Consumer.................................            506           964
                                                    ----------    ----------
      Loans receivable.........................      3,152,113     2,781,836
Less:
      General loan valuation allowances........         55,353        46,900
      Unearned loan fees.......................         24,451        19,273
                                                    ----------    ----------
      Subtotal.................................      3,072,309     2,715,663
                                                    ----------    ----------
Less:
      Loans and held for sale..................         30,399        23,627
                                                    ----------    ----------
      Loans receivable, net....................     $3,041,910    $2,692,036
                                                    ==========    ==========

     Loans serviced for others totaled $699,538,000, $786,809,000 and $891,484,000 at December 31, 1994, 1993 and 1992, respectively.

     The Bank has loss exposure on certain loans sold with recourse.
These loans are combined with the Bank's loan portfolio for purposes of computing general valuation allowances and measuring credit risk exposure. The dollar amount of loans sold with recourse totaled $305,029,000 and $346,829,000, respectively, as of December 31, 1994 and 1993. The maximum potential recourse liability totaled $56,342,000 and $66,498,000, respectively, as of December 31, 1994 and December 31, 1993. The Bank's allowance for losses related to loans sold with recourse, which is recorded as a liability, totaled $7,948,000 and $6,231,000 at December 31, 1994 and 1993, respectively.

     At December 31, 1994 the Bank had outstanding commitments to fund $28,504,000 in real estate loans, which were primarily adjustable rate mortgages.

     Accrued interest receivable related to loans outstanding at December 31, 1994 and 1993 totaled $21,652,000 and $19,604,000, respectively.

                   FIRSTFED FINANCIAL CORP.  AND SUBSIDIARY

     Loans delinquent greater than 90 days or in foreclosure were $94,485,000 and $106,076,000 as of December 31, 1994 and 1993, respectively, and the related allowances for delinquent interest were $5,182,000 and $5,723,000, respectively.

     Loans originated upon sale of real estate totaled $54,561,000, $69,808,000, and $48,132,000 during 1994, 1993 and 1992, respectively.

     The following is a summary of the activity in general loan valuation allowances for the periods indicated (in thousands):

Balance at December 31, 1991.........................      $ 13,937
Charge-offs..........................................       (27,467)
Provisions for loan losses...........................        41,384
                                                           --------
Balance at December 31, 1992.........................        27,854
Charge-offs..........................................       (48,633)
Provisions for loan losses...........................        67,679
                                                           --------
Balance at December 31, 1993.........................        46,900
Charge-offs..........................................       (69,299)
Provisions for loan losses...........................        85,700
Transfer of general valuation allowances for loans
 sold with recourse to liability account.............        (7,948)
                                                           --------
Balance at December 31, 1994.........................      $ 55,353
                                                           ========

(4)  Mortgage-backed Securities

          Mortgage-backed securities are summarized as follows:


                               1994                                    1993
           ------------------------------------------    ---------------------------------
                        Gross       Gross                             Gross
           Carrying  Unrealized  Unrealized   Market      Carrying  Unrealized    Market
             Value      Gains       Losses     Value        Value      Gains       Value
           ---------  ---------  ----------  --------    ----------  ---------- ----------
                                             (In Thousands)
FNMA        $ 30,844    $    -    $   (829)  $ 30,015      $ 33,911    $   522   $ 34,433
FHLMC        790,473     7,762     (36,320)   761,915       674,372      6,921    681,293
            --------    ------    --------   --------      --------    -------   --------
Total       $821,317    $7,762    $(37,149)  $791,930      $708,283    $ 7,443   $715,726
            ========    ======    ========   ========      ========    =======   ========

     Mortgage-backed securities created with loans originated by the Bank totaled $198,085,000, $111,701,000 and $187,479,000, during 1994, 1993, and
1992, respectively.

     Accrued interest receivable related to mortgage-backed securities outstanding at December 31, 1994 and 1993 totaled $6,376,000 and $5,846,000, respectively.

                   FIRSTFED FINANCIAL CORP.  AND SUBSIDIARY

(5) Real Estate


          Real estate consists of the following:

                                                              1994      1993
                                                            --------  -------
                                                              (In Thousands)
Real estate held for investment............................   $  357    $  371
Real estate acquired (or deed in lieu of) foreclosure.....    16,724    26,878
                                                             -------   -------
                                                             $17,081   $27,249
                                                             =======   =======

     The Bank acquired $67,466,000, $93,010,000 and $76,121,000 of real estate in settlement of loans during 1994, 1993, and 1992, respectively.

     During 1994, the Bank established specific allowances on real estate subsequent to foreclosure. The following is a summary of the activity in specific real estate valuation allowances (in thousands):

                                                              1994
                                                             ------
Balance at December 31, 1993............................     $    -
Charge-offs.............................................       (740)
Provision...............................................      1,757
                                                             ------
Balance at December 31, 1994............................     $1,017
                                                             ======

(6) Office Properties, Equipment and Lease Commitments

     Office properties and equipment, at cost, less accumulated depreciation and amortization, are summarized as follows:


                                                        1994     1993
                                                      -------  -------
                                                       (In Thousands)
Land..............................................    $ 3,061  $ 2,907
Office buildings..................................      4,449    3,759
Furniture,fixtures and equipment..................      9,943    9,511
Leasehold improvements............................      8,571    8,541
Other.............................................         44       93
                                                      -------  -------
                                                       26,068   24,811
Less accumulated depreciation and amortization....     16,857   15,888
                                                      -------  -------
                                                      $ 9,211  $ 8,923
                                                      =======  =======

                   FIRSTFED FINANCIAL CORP.  AND SUBSIDIARY

     The Bank is obligated under noncancelable operating leases for periods ranging from five to thirty years. The leases are for certain of the office facilities. Approximately half of the leases for office facilities contain five and ten year renewal options. Minimum rental commitments at December 31, 1994 under all noncancelable leases are as follows:


                                                   (In Thousands)
              1995................................   $  4,274
              1996...............................       4,232
              1997...............................       4,039
              1998...............................       3,105
              1999...............................       1,094
              Thereafter.......................         5,202
                                                      -------
                                                      $21,946
                                                      =======

     Rent payments under these leases were $4,246,000, $3,898,000, and $3,390,000 for 1994, 1993 and 1992, respectively. Certain leases require the Bank to pay property taxes and insurance. Additionally, certain leases have rent escalation clauses based on specified indices.


(7) Federal Home Loan Bank Stock

     The Bank's investment in FHLB stock at December 31, 1994 and 1993 was $56,061,000 and $38,967,000, respectively. The FHLB provides a central credit facility for member institutions. As a member of the FHLB system, the Bank is required to own capital stock in the FHLB of San Francisco in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid home loans, home purchase contracts and similar obligations at the end of each calendar year, assuming for such purposes that at least 30% of its assets were home mortgage loans, or 5% of its advances (borrowings) from the FHLB of San Francisco. The Bank was in compliance with this requirement at December 31, 1994. The Bank's investment in FHLB stock was pledged as collateral on advances from the FHLB at December 31, 1994 and 1993. The fair value of the Bank's FHLB stock approximates book value due to the Bank's ability to redeem such stock with the FHLB at par value.

                   FIRSTFED FINANCIAL CORP.  AND SUBSIDIARY

(8)  Deposits


     Deposit account balances are summarized as follows:

                                                           1994             1993
                                                     ---------------   ---------------
                                                     Amount      %       Amount      %
                                                    --------    ---     ---------   ---
                                                            (Dollars In Thousands)
Variable rate non-term accounts:
 Money market deposit accounts (weighted
  average rate of 2.55% and 2.40%)..............   $  161,147     7%   $  196,467     9%
 Interest-bearing checking accounts
  (weighted average rate of 2.14% and
  (2.18%)......................................       169,416     7       148,460     6
 Passbook accounts (weighted average rate
  of 2.29% and 2.29%)..........................       114,075     5       118,455     5
 Non-interest bearing checking accounts........        36,773     2        44,868     2
                                                   ----------   ---    ----------   ---
                                                      481,411    21       508,250    22
                                                   ----------   ---    ----------   ---
Fixed rate term certificate accounts:
 Under six month term (weighted average
  rate of 4.64% and 2.77%).....................        89,763     4        69,132     3
 Six month term (weighted average rate of
  4.99% and 3.13%).............................       282,130    12       299,368    13
 Nine month term (weighted average rate of
  4.90% and 3.36%).............................       104,962     5       200,269     9
 One year to 18 month term (weighted
  average rate of 4.76% and 3.67%).............       512,846    22       474,853    20
 Two year or 30 month term (weighted
  average rate of 5.22% and 4.67%).............       315,223    14       148,993     7
 Over 30 month term (weighted average rate
  of 6.20% and 5.80%)..........................       285,438    12       307,513    13
 Negotiable certificates of $100,000 and
  greater, 30 day to one year terms (weighted
  average rate of 4.79% and 3.43%).............       227,141    10       297,102    13
                                                   ----------   ---    ----------   ---
                                                    1,817,503    79     1,797,230    78
                                                   ----------   ---    ----------   ---

 Total Deposits (weighted average rate of
  4.49% and 3.60%).............................    $2,298,914   100%   $2,305,480   100%
                                                   ==========   ====   ==========   ====


     Certificates of deposit, placed through five major national brokerage firms, totaled $597,249,000 in 1994 and $518,888,000 in 1993.

     Cash payments for interest on deposits (including interest credited) totaled $82,021,000, $73,751,000, and $82,973,000 during 1994, 1993 and 1992, respectively. Accrued interest on deposits at December 31, 1994 and 1993 totaled $10,904,000 and $8,201,000, respectively.

                       FIRSTFED FINANCIAL CORP.  AND SUBSIDIARY

(8)  Deposits (continued)

     The following table indicates the maturities and weighted average interest rates of the Bank's deposits at December 31, 1994:

                         Non-Term                                          There-
                         Accounts     1995       1996     1997      1998    After     Total
                        ----------  --------   --------  -------  ------- --------- ---------
                                                       (Dollars In Thousands)
Deposits at
 December 31, 1994.....  $481,411  $1,330,241  $283,744  $82,308  $21,695  $99,515  $2,298,914
                         ========  ==========  ========  =======  =======  =======  ==========
Weighted average
 interest rates........      2.15%       4.64%     5.50%    6.50%    5.72%    5.92%       4.49%
                            =====        ====      ====     ====     ====     ====        ====

        Interest expense on deposits is summarized as follows:

                                                1994      1993     1992
                                              -------   -------- -------
                                                   (In Thousands)
Passbook accounts.........................    $ 2,726   $ 2,580  $ 2,806
Money market deposits and
 interest-bearing checking accounts.......      7,960     7,918    8,328
Certificate accounts......................     76,859    67,243   76,668
                                              -------   -------  -------
                                              $87,545   $77,741  $87,802
                                              =======   =======  =======

(9)  Federal Home Loan Bank Advances and Other Borrowings

     Federal Home Loan Bank (FHLB) Advances and other borrowings consist of the following:

                                                                1994        1993
                                                             ---------  ---------
                                                                  (In Thousands)
Advances from the FHLB of San Francisco with a
 weighted average interest rate of 5.96% and 4.70%,
 secured by FHLB stock and certain real estate loans
 with unpaid principal balances of approximately
 $1,961,863,000 at December 31, 1994, payable through
 1997.....................................................     $863,200   $514,700
Unsecured term funds with a weighted average interest
 rate of 5.60% and 3.33%, maturing within one year........          500     24,800
Unsecured promissory note with an interest rate of
 prime plus 1% (7%), maturing within one year.............            -      5,000
10 Year Senior Unsecured Notes with an interest rate
 of 11.75%, due 2004......................................       50,000          -
                                                               --------   --------
                                                               $913,700   $544,500
                                                               ========   ========

                   FIRSTFED FINANCIAL CORP.  AND SUBSIDIARY

     The Company's 10-year senior unsecured Notes are governed by the terms of an indenture dated September 28, 1994 (the "Indenture"). The Indenture contains financial and operating covenants which, among other things, (i) limit the incurrence of debt by the Company, (ii) limit the payment of dividends and the making of certain other distributions by the Company and its subsidiaries, including the Bank, (iii) limit the disposition of, and the existence of liens on, the stock of the Company's subsidiaries, (iv) limit the existence of certain liens on other property or assets of the Company and (v) limit the ability of the Company to enter into certain
transactions with affiliates.   The amount of annual interest due on the
Notes is $5,875,000.

     The Bank entered into an agreement with the City of Los Angeles Housing Department to guarantee $5 million of bonds for the acquisition and renovation of earthquake stricken properties with a standby letter of credit from the FHLB. The bonds will be used to fund low interest rate loans made by participating lenders to owners of earthquake-damaged properties.

     The Bank had credit availability with the FHLB in the form of FHLB Advances and Letters of Credit which allowed borrowings up to 40% of the Bank's assets, or approximately $1,661,774,000 at December 31, 1994 with terms up to 30 years.

     The following is a summary of maturities at December 31, 1994
(in thousands):


     1995.....................................   $804,700
     1996.....................................      9,000
     1997.....................................     50,000
     Thereafter...............................     50,000
                                                 --------
                                                 $913,700
                                                 ========

     Cash payments for interest on borrowings (including reverse repurchase agreements) totaled $61,945,000, $53,531,000, and $54,472,000 during
1994, 1993, and 1992, respectively.

     Interest expense on borrowings is comprised of the following for the years indicated:

                                            Year Ended December 31,
                                        --------------------------------
                                          1994        1993        1992
                                        --------    --------    --------
                                                   (In Thousands)

FHLB Advances.......................     $38,162     $30,589     $31,036
Reverse Repurchase Agreements.......      26,430      19,793      26,450
10 Year senior Unsecured Notes......       1,568           -           -
Other...............................       3,950       3,493       6,222
                                         -------     -------     -------
                                         $70,110     $53,875     $63,708
                                         =======     =======     =======

                                     61

                   FIRSTFED FINANCIAL CORP.  AND SUBSIDIARY

(10) Securities Sold Under Agreements to Repurchase

     The Bank enters into sales of securities under agreements to repurchase (reverse repurchase agreements) which require the repurchase of the same securities. Reverse repurchase agreements are treated as financing arrangements, and the obligation to repurchase securities sold is reflected as a borrowing in the statement of financial condition. The mortgage-backed securities underlying the agreements were delivered to the dealer who arranged the transactions or its trustee.

     At December 31, 1994, $691,121,000 in reverse repurchase agreements were collateralized by mortgage-backed securities with principal balances totaling $750,052,000 and market values totaling $722,971,000. At December 31, 1993, $548,649,000 in reverse repurchase agreements were collateralized by mortgage-backed securities with principal balances totaling $559,004,000 and market values totaling $564,768,000.

     Borrowings under reverse repurchase agreements at December 31, 1994 matured within 81 days and had a weighted average interest rate of 5.81%. Borrowings under reverse repurchase agreements at December 31, 1993 matured within 96 days and had a weighted average interest rate of 3.32%.

     Securities sold under agreements to repurchase averaged $602,681,000 and $594,314,000 during 1994 and 1993, respectively, and the maximum amounts outstanding at any month end during 1994 and 1993 were $691,121,000 and $650,033,000, respectively.


(11)  Income Taxes

      Income taxes (benefit) consist of the following:


                                           1994        1993      1992
                                        ---------   ---------  ---------
                                                 (In Thousands)
Current:
  Federal.........................      $ (7,169)    $ 4,317    $12,590
  State...........................          (488)        120      3,688
                                        --------     -------    -------
                                          (7,657)      4,437     16,278
                                        --------     -------    -------
Deferred:
  Federal.........................        (4,464)     (5,114)    (3,764)
  State...........................        (5,578)       (369)    (1,316)
                                        --------     -------    -------
                                         (10,042)     (5,483)    (5,080)
                                        --------     -------    -------
Total:
  Federal.........................       (11,633)       (797)     8,826
  State...........................        (6,066)       (249)     2,372
                                        --------     -------    -------
                                        $(17,699)    $(1,046)   $11,198
                                        ========     =======    =======

                                     62

                   FIRSTFED FINANCIAL CORP.  AND SUBSIDIARY

(11)  Income Taxes (continued)

     A reconciliation of the statutory federal corporate income tax rate to the Company's effective income tax rate follows:

                                                     1994       1993      1992
                                                    ------     ------    ------
                                                             (In Thousands)
Statutory federal income tax rate...............    (35.0)%    (35.0)%    34.0%
Increases (reductions) in taxes resulting from:
 State franchise tax, net of federal income
 tax benefit....................................     (7.2)      (6.4)      4.2
 Goodwill.......................................      0.1        7.4        .6
 Other, net.....................................      0.1         .2       (.5)
                                                    -----      -----     -----
  Effective rate................................    (42.0)%    (33.8)%    38.3%
                                                    =====      =====     =====

     Cash payments for income taxes totaled $254,000, $2,158,000 and $20,645,000 during 1994, 1993, and 1992, respectively.

     Current income taxes receivable at December 31, 1994 and December 31, 1993 were $11,337,000 and $5,542,000, respectively.

     The Company implemented SFAS No. 109 on a prospective basis during 1992. SFAS No.109 established new accounting principles for calculating income taxes using the asset and liability method instead of the deferred method. In applying the asset and liability method using SFAS No. 109, deferred tax assets and liabilities are established as of the reporting date for the realizable cumulative difference between the financial reporting and tax return bases of the Company's assets and liabilities. The tax rates applied are the statutory rates expected to be in effect when the temporary differences are realized or settled. As a result of implementing SFAS No. 109, the Bank recognized $4,075,000 in tax benefits during 1992 due primarily to additions to its general valuation allowances.

                   FIRSTFED FINANCIAL CORP.  AND SUBSIDIARY

     Listed below are the significant components of the net deferred liability :

                                                   1994           1993
                                                 --------      ---------
                                                      (In Thousands)
Components of the deferred tax asset:
 Bad debts..................................      $(29,308)     $(16,850)
 Pension expense............................        (1,920)       (1,773)
 State taxes................................             -        (1,822)
 Other......................................        (2,515)            -
                                                  --------      --------
  Total deferred tax asset..................       (33,743)      (20,445)
Valuation allowance.........................             -             -
                                                  --------      --------
  Total deferred tax assets, net of
  valuation allowance.......................       (33,743)      (20,445)
                                                  --------      --------
Components of the deferred tax liability:
 Loan fees..................................        26,766        25,197
 Loan sales.................................         3,610         4,146
 FHLB stock dividends.......................         6,316         5,705
 State taxes................................         1,923             -
 Other......................................         1,452         1,763
                                                  --------      --------
Total deferred tax liability................        40,067        36,811
                                                  --------       -------
Net deferred tax liability..................      $  6,324       $16,366
                                                  ========       =======
 Net state deferred tax liability...........      $    471       $ 6,049
 Net federal deferred tax liability.........         5,853        10,317
                                                  --------       -------
Net deferred tax liability..................      $  6,324       $16,366
                                                  ========       =======

     SFAS No. 109 allows for recognition and measurement of deductible temporary differences (including general valuation allowances) to the extent that it is more likely than not that the deferred tax asset will be realized. The Bank did not have a valuation allowance for the deferred tax asset at December 31, 1994 and 1993, as it is more likely than not that the deferred tax asset will be realized through loss carrybacks and the timing of future reversals of existing temporary differences.

     The Internal Revenue Service ("IRS") is currently examining tax years
1989 and 1990.   During 1994, the IRS completed its examination of the
Company's consolidated federal income tax returns for tax years 1984 through 1986 and, early in 1995, completed its examination of tax returns for 1987 and 1988. The IRS has proposed adjustments primarily related to temporary differences as to the recognition of certain taxable income and expense items. The Company is in the process of filing formal protests with the IRS to take exception to the proposed adjustments for both examinations. In addition, the Franchise Tax Board (FTB) is examining tax years 1989 and 1990. While the Company has provided for deferred taxes for federal and state purposes, a change in the period of recognition could result in interest due to the IRS and FTB. Although the outcome of the audits is not known at this time, and it may take several years to resolve any disputed matters, the Company has recorded charges of $3,239,000, $1,776,000 and $3,409,000 in 1994, 1993
and 1992, respectively, as interest on possible tax adjustments. At December 31, 1994, the Company had $10,686,000 of accrued interest payable recorded as a liability on the consolidated statements of financial condition. The amount of interest accrued is based upon the proposed adjustments and is management's best estimate of liability as of this date.

                   FIRSTFED FINANCIAL CORP.  AND SUBSIDIARY

     The Bank computes its bad debt deduction based upon actual loan loss experience (the "experience method"). Savings institutions may utilize the experience method to "fill-up" to their adjusted base year bad debt reserve. The adjusted base year bad debt reserve is the tax bad debt reserve amount at the end of 1987. The base year reserve may be proportionately decreased by any reduction in qualifying loans at the end of the current year relative to the end of 1987. The Bank utilized the fill-up method for computing its bad debt deduction for all years presented.

     The consolidated financial statements at December 1994 and 1993 did not include a liability of $5,175,000 in each such year related to the adjusted base year bad debt reserve since these reserves are not expected to reverse until indefinite future periods, and may never reverse. Circumstances that would require an accrual for a portion or all of this unrecorded tax liability are a further significant reduction in qualifying loan levels relative to 1987, failure to meet the tax definition of a savings institution, dividend payments in excess of current year or accumulated tax earnings and profits, or other distributions in dissolution or liquidation.


(12) Stockholders' Equity and Earnings (Loss) Per Share

     The Company's stock charter authorizes 5,000,000 shares of serial preferred stock. As of December 31, 1994 no preferred shares have been issued.

     The computation of net earnings (loss) per share is based on the weighted average shares of common stock and dilutive common stock equivalents (employee stock options) outstanding during the year which were 10,552,963, 10,460,145 and 10,856,815 for 1994, 1993 and 1992 respectively.

     The Office of Thrift Supervision ("OTS") has adopted regulations that contain capital standards for savings institutions. The Bank is in compliance with these capital standards at December 31, 1994.

     The payment of dividends is subject to certain federal income tax consequences. Specifically, the Bank is capable of paying dividends to the Company in any year without incurring tax liability only if such dividends do not exceed both the tax basis current year earnings and profits and accumulated tax earnings and profits as of the beginning of the year.

     Thirty days' prior notice to the OTS of the intent to declare dividends is required for the declaration of such dividends by the Bank. The OTS issued a regulation in 1990 which generally allows a savings institution which meets its fully phased-in capital requirements to distribute without OTS approval dividends up to 100% of the institution's net income during a calendar year plus the amount that would reduce the institution's "surplus capital ratio" (the excess over its fully phased-in capital requirements) to one-half of its surplus capital ratio at the beginning of the calendar year. However, the OTS has the authority to preclude the declaration of any dividends or adopt more stringent amendments to its capital regulations.

     For federal income tax purposes, savings institutions meeting certain definitional and other tests are allowed a special bad debt reserve deduction for qualifying loans computed as percentage of taxable income before such deduction. If amounts appropriated to these tax bad debt reserves in excess of the amount allowable under the experience method ("excess tax bad debt

                   FIRSTFED FINANCIAL CORP. AND SUBSIDIARY reserves") are used for the payment of return of capital dividends or other distributions to stockholders (including distributions in dissolution, liquidation or redemption of stock), an amount will generally be includable in taxable income. The amount includable in taxable income is equal to the distribution plus the federal income tax attributable thereto, up to the aggregate amount of excess tax bad debt reserves. At December 31, 1994 and 1993 the Company had no excess bad debt reserves.

     FFC may loan up to $6,000,000 to the Employee Stock Ownership Plan ("ESOP") under a line of credit loan. At December 31, 1994 and 1993 the loans to the ESOP totaled $2,842,000 and $2,918,000, respectively. Interest on the outstanding loan balance is due each December 31. Interest varies based on the Bank's monthly cost of funds. The average rates paid during 1994 and 1993 were 4.16% and 3.90%, respectively.

     In 1988, the Company adopted a Shareholder Rights Plan ("Rights Plan") which is designed to protect shareholders from attempts to acquire control of the Company at an inadequate price. Under the Rights Plan the owner of each share of Company stock received a dividend of one right ("Right") to purchase one one-hundredth share of a new series of preferred stock for its estimated long term value of $54.80 (subsequently adjusted for a stock split). In the event of certain acquisitions of 15% or more of the voting stock or a tender offer for 15% or more of the voting stock of the Company, each holder of a Right who exercises such right will receive shares of the Company with a market value equal to two times the exercise price of the Right. Also, in the event of certain business combination transactions following the acquisition by a person of 15% or more of the Company stock, each Rights holder will have the right to receive upon exercise of the Right common stock of the surviving company in such transaction having a market value of two times the exercise price of the Right. The Company may redeem the Rights at any time prior to such acquisition or tender offer should its Board of Directors deem redemption to be in its stockholders' best interests.


(13)  Employee Benefit Plans

     The Bank maintains a pension plan ("Pension Plan") covering substantially all employees who are employed on either a full time or a part time basis. The benefits are based on the employee's years of credited service, average annual salary and primary social security benefit, as defined in the Pension Plan.

     Pension expense including administration costs was $481,000, $468,000 and $475,000 for 1994, 1993 and 1992, respectively. The Bank uses the projected unit credit actuarial method and bases its funding policy on the entry age normal method.

     The discount rate and rate of increase in future compensation levels used in determining the actuarial value of benefit obligations were 8.5% and 6.0%, respectively, as of December 31, 1994. The discount rate and rate of increase in future compensation levels used in determining the pension cost were 7.0% and 5.0%, respectively, as of December 31, 1993. The expected long-term rates of return on assets were 7.5% at December 31, 1994 and 7.0% at December 31, 1993.

     The Bank has a Supplementary Executive Retirement Plan ("SERP") which covers any individual employed by the Bank as its President or Chairman of the Board. The pension expense for the SERP was $471,000, $434,000 and $418,000 in 1994, 1993 and 1992, respectively. The SERP uses the same actuarial assumptions as the Pension Plan. The SERP is unfunded.

                   FIRSTFED FINANCIAL CORP.  AND SUBSIDIARY

     The following table sets forth the funded status and amounts recognized in the Bank's statement of the financial condition for the Pension Plan and the SERP for the years indicated (in thousands):

                                                    Pension Plan           SERP
                                                  ----------------   ----------------
                                                    1994     1993     1994     1993
                                                  -------   ------   -------  -------
Actuarial present value of benefit obligations:
 Accumulated benefit obligation................    $2,631   $ 2,703  $ 2,265  $ 2,781
                                                   ======    ======   ======  =======
 Vested benefit obligation.....................    $2,482   $ 2,567  $ 2,573  $ 2,423
                                                   ======    ======   ======  =======
Plan assets at fair value......................    $2,642   $ 2,268  $     -   $    -
Projected benefit obligation for service
 rendered to date..............................     3,887     4,156    2,952    3,414
                                                   ------    ------   ------   ------
Shortage of plan assets over the projected
 benefit obligation............................    (1,245)   (1,888)  (2,952)  (3,414)
Unrecognized net loss (gain) from past ex-
 perience different from that assumed..........       387       729     (698)     131
Prior service cost not yet recognized in net
 periodic pension cost.........................       180       247      752      838
Additional minimum liability...................         -         -     (112)    (846)
Unrecognized net (asset) obligation at
 transition....................................      (130)     (230)     437      510
                                                   ------   -------  -------  -------
Accrued pension liability......................    $ (808)  $(1,142) $(2,573) $(2,781)
                                                   ======   =======  =======  =======
Net pension cost for the year ended December
 31, 1994 and December 31, 1993 included
 the following components:
 Service cost-benefits earned during the
 period........................................    $  441   $   396  $    76  $    57
 Interest cost on projected benefit obligation.       269       264      236      217
 Actual return on plan assets..................       (19)     (106)       -        -
 Net amortization..............................       (32)      (50)     159      160
 Deferral of asset gains.......................      (173)      (73)       -        -
                                                   ------    ------   ------  -------
 Net period pension cost.......................    $  486    $  431   $  471  $   434
                                                   ======    ======   ======  =======

     The Bank has a profit sharing plan (the ESOP) for all salaried employees and officers who have completed one year of continuous service. At December 31, 1994 the ESOP held 8.26% of outstanding stock of the Company. Profit sharing expense for the years ended December 31, 1994, 1993 and 1992 was $200,000, $200,000 and $1,007,000, respectively. The amount of the contribution made by the Bank is determined each year by the Board of Directors, but is not to exceed 15% of the participants' aggregated compensation. The Bank does not offer post retirement benefits.

     The Company has issued options pursuant to the 1983 Stock Option and Stock Appreciation Rights Plan which expired in August 1993. Options prices are based upon the market value of the common stock on the date of grant.

                   FIRSTFED FINANCIAL CORP.  AND SUBSIDIARY

     Information with respect to stock options follows:


                                                    1994      1993
                                                  --------  --------
                                                     (In Shares)
Options Outstanding
 (Average option prices for 1994)
Beginning of Year ($11.70)...................      342,375    516,616
Granted ($14.58).............................      102,906     15,322
Exercised ($3.95)............................      (69,301)   (33,026)
Canceled ($16.11)............................      (28,661)  (156,537)
                                                  --------   --------
End of Year ($13.74).........................      347,319    342,375
                                                  ========   ========
Shares exercisable at December 31 ($11.76)...      164,322    215,795
                                                  ========   ========

     Of the 347,319 options outstanding as of December 31, 1994, 106,104 were granted subject to shareholder approval.


 (14) Parent Company Financial Information

     This parent company only financial information should be read in conjunction with the other notes to consolidated financial statements.


STATEMENTS OF FINANCIAL CONDITION                December 31,
                                                 ------------
          (In Thousands)                   1994             1993
Assets:                                   --------         -------
Cash...............................       $  1,653         $    923
Other assets.......................          2,210               25
Investment in subsidiary...........        231,573          212,226
                                          --------         --------
                                          $235,436         $213,174
                                          ========         ========
Liabilities and Stockholders'Equity:
 Notes payable......................      $ 50,000         $  5,000
 Other liabilities..................           749             (118)
 Stockholders'equity................       184,687          208,292
                                          --------         --------
                                          $235,436         $213,174
                                          ========         ========


STATEMENTS OF OPERATIONS                       Years Ended December 31,
                                               ------------------------
     (In Thousands)                           1994        1993       1992
                                           ---------    --------   --------
Other expense,net.....................     $ (1,061)    $   (78)   $   (28)
Equity in undistributed net
 earnings(loss) of subsidiary.........      (23,403)     (1,970)    22,132
                                           --------     -------    -------
Net earnings (loss)...................     $(24,464)    $(2,048)   $22,104
                                           ========     =======    =======

                                     68

                   FIRSTFED FINANCIAL CORP.  AND SUBSIDIARY

(14) Parent Company Financial Information (continued)

                                              Years Ended December 31,
STATEMENTS OF CASH FLOWS                      ------------------------
      (In Thousands)                          1994        1993       1992
                                           ---------    --------   --------
Net Cash Flows from Operating Activities:  $(24,464)    $(2,048)   $ 22,104
 Net earnings (loss).....................
 Adjustments to reconcile net earnings
  (loss) to net cash used by
  operating activities:
 Equity in net (earnings) loss of
  subsidiary.............................    23,403       1,970     (22,132)
 Other...................................        39         (10)         (2)
                                           --------     -------    --------
 Net cash used by operating activities...    (1,022)        (88)        (30)
                                           --------     -------    --------
Cash Flows from Investing Activities:
 (Increase) decrease in ESOP loan........        76          73      (1,026)
 (Increase) decrease in other assets.....    (2,225)          -         (25)
                                           --------     -------    --------
 Net cash (used) by provided for
 investing activities....................    (2,149)         73      (1,051)
                                           --------     -------    --------
Cash Flows from Financing Activities:
 Dividend from subsidiary................     5,000       3,000       4,250
 Capital contribution to subsidiary......   (47,750)     (7,355)     (4,000)
 Increase (decrease) in short term
 notes payable...........................    (5,000)      2,000       3,000
 Purchase of treasury stock..............         -           -      (4,596)
 Proceeds from long term borrowings......    50,000           -           -
 Benefit from stock option tax
 adjustment..............................       510       2,355           -
 Other...................................     1,141         352         815
                                           --------     -------    --------
Net cash provided (used) by financing
 activities..............................     3,901         352        (531)
                                           --------     -------    --------
Net increase (decrease) in cash..........       730         337      (1,612)
Cash at beginning of period..............       923         586       2,198
                                           --------     -------    --------
Cash at end of period....................  $  1,653     $   923    $    586
                                           ========     =======    ========

                                     69

                   FIRSTFED FINANCIAL CORP.  AND SUBSIDIARY

(15) Quarterly Results of Operations: (unaudited)

     Summarized below are the Company's results of operations on a quarterly basis for 1994, 1993 and 1992:

                                                                        Net
                                  Provision          Non-     Net     Earnings
               Interest Interest  For Loan  Other  Interest Earnings   (loss)
                Income   Expense   Losses   Income  Expense  (Loss)   Per Share
               -------- --------  --------- ------ -------- --------- ---------
                             (In Thousands, Except per Share data)
First quarter
  1994.......  $ 55,725 $ 32,106  $24,670  $ 2,810  $12,133  $ (6,115) $  (.58)
  1993.......    58,247   33,198   44,123    2,718   11,454   (16,402)   (1.57)
  1992.......    67,984   41,787   10,716    2,873   11,052     6,774      .62

Second quarter
  1994.......  $ 54,380 $ 34,562  $55,030  $ 2,755  $11,711  $(25,553) $ (2.42)
  1993.......    56,526   32,918    1,849    4,023   11,443     8,328      .78
  1992.......    65,800   37,889    5,847    3,370   11,818     7,972      .73

Third quarter
  1994.......  $ 59,542 $ 40,918  $ 3,000  $ 3,474  $11,653  $  4,158  $   .39
  1993.......    58,875   32,586   11,590    2,964   11,453     3,629      .34
  1992.......    61,647   36,765   18,098    4,077   11,993       703      .06

Fourth quarter
  1994.......  $ 65,777 $ 50,069  $ 3,000  $ 2,225  $ 9,999  $  3,046  $   .29
  1993.......    55,797   32,914   10,117    2,349   10,948     2,397      .23
  1992.......    60,181   35,069    6,723    2,314   11,262     6,655      .62

Total year
  1994.......  $235,424 $157,655  $85,700  $11,264  $45,496  $(24,464) $ (2.32)
  1993.......   229,445  131,616   67,679   12,054   45,298    (2,048)    (.20)
  1992.......   255,612  151,510   41,384   12,634   46,125    22,104     2.04


(16)  Fair Values of Financial Instruments

     Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments" ("SFAS No. 107"), requires that the Company disclose estimated fair value for its financial instruments as of December 31, 1994 and 1993. The following table presents fair value information for financial instruments for which a market exists. The fair values for these financial instruments were estimated based upon prices published in financial newspapers or quotations received from national securities dealers.

                   FIRSTFED FINANCIAL CORP.  AND SUBSIDIARY

                                                 1994                  1993
                                      --------------------------  --------------------
                                         Carrying     Estimated   Carrying   Estimated
                                           Value      Fair Value    Value    Fair Value
                                         ----------  -----------  ---------  ---------
                                                        (In Thousands)
Mortgage-backed Securities............  $  821,317   $  791,930   $  708,283  $ 715,726
Investment securities.................      40,770       38,359       47,711     48,054
Collateralized Mortgage Obligations...      43,282       40,957       56,125     56,228


     The following table presents fair value information for financial instruments shown in the Bank's statements of financial condition for which there is no readily available market. The fair values for these financial instruments were calculated by discounting expected cash flows. Because these financial instruments have not been evaluated for possible sale and because management does not intend to sell these financial instruments, the Bank does not know whether the fair values shown below represent values at which the respective financial instruments could be sold.


                                                 1994                     1993
                                         ---------------------   ----------------------
                                                    Calculated              Calculated
                                         Carrying   Fair Value   Carrying   Fair Value
                                           Value      Amount      Value       Amount
                                         ---------  ----------   ---------  ----------
                                                        (In Thousands)
Adjustable Loans:
 Single Family......................   $1,471,156   $1,378,258   $1,112,144   $1,154,316
 Multi-Family.......................    1,244,990    1,070,107    1,205,176    1,215,585
 Commercial.......................        195,506      179,631      227,712      213,268
Fixed Rate Loans:
 Single Family....................         14,535       13,814       24,520       25,393
 Multi-Family.....................         12,701       12,212       13,624       14,288
 Commercial.......................          3,087        3,161        4,409        4,483
Other Real Estate Loans...........         20,297       20,921        8,654        8,880
Non-Real Estate Loans.............          3,749        2,686        4,453        5,334
Loans Held for Sale...............         30,399       30,399       23,627       24,030
Non-Performing Loans..............         75,889       75,889       91,344       91,344
Fixed-Term Certificate Accounts...      1,817,503    1,808,165    1,797,230    1,803,457
Non-Term Deposit Accounts.........        481,411      481,411      508,250      508,250
Borrowings........................      1,604,821    1,602,130    1,093,149    1,095,620


     SFAS No. 107 specifies that fair values should be calculated based on the value of one unit. The estimates do not necessary reflect the price the Bank might receive if it were to sell the entire holding of a particular financial instrument at one time.

                   FIRSTFED FINANCIAL CORP.  AND SUBSIDIARY

     Fair value estimates are based on the following methods and assumptions, some of which are subjective in nature. Changes in assumptions could significantly affect the estimates.

 Cash

     The carrying amounts reported in the statements of financial condition for this item approximate fair value.

 Investment Securities and Mortgage-Backed Securities

     Fair values are based on bid prices published in financial newspapers or bid quotations received from national securities dealers.

 Loans Receivable

     The portfolio is segregated into those loans with adjustable rates of interest and those with fixed rates of interest. Fair values are based on discounting future cash flows by the current rate offered for such loans with similar remaining maturities and credit risk. The amounts so determined for each loan category are reduced by the Bank's allowance for loans losses which thereby takes into consideration changes in credit risk.

 Loans Held for Sale

     The carrying amounts reported in the statements of financial condition for this item approximate fair value.

 Non-performing Assets

     The carrying amounts reported in the statements of financial condition for this item approximate fair value.

 Deposits

     The fair value of deposits with no stated term such as regular passbook accounts, money market accounts and NOW accounts, is defined by SFAS No. 107 as the carrying accounts reported in the statements of financial condition. The fair value of deposits with a stated maturity such as certificates of deposit is based on discounting future cash flows by the current rate offered for such deposits with similar remaining maturities.

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

 Deferred Premiums Arising from the Sale of Loans

  The carrying amounts reported in the statements of financial condition for this item approximate fair value.

                       INDEPENDENT AUDITORS' REPORT


The Board of Directors
FirstFed Financial Corp.

     We have audited the accompanying consolidated statements of financial condition of FirstFed Financial Corp. and subsidiary ("Company") as of December 31, 1994 and 1993, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FirstFed Financial Corp. and subsidiary at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1994, in conformity with generally accepted accounting principles.

     As discussed in notes 1 and 11 to the consolidated financial statements, FirstFed Financial Corp. and subsidiary adopted the provisions of the Financial Accounting Standards Board's Statements of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, in 1994, and No. 109, Accounting for Income Taxes, in 1992.


                           KPMG Peat Marwick LLP


Los Angeles, California
January 24, 1995

ITEM 9--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                 PART III

ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information regarding directors and executive officers appearing on pages 3 through 7 of the Proxy Statement for the Annual Meeting of Stockholders dated April 26, 1995, is incorporated herein by reference.

ITEM 11--EXECUTIVE COMPENSATION

     Information regarding executive compensation appearing on pages 7 through 12 of the Proxy Statement for the Annual Meeting of Stockholders dated April 26, 1995, is incorporated herein by reference.

ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Information regarding security ownership of certain beneficial owners and management appearing on pages 2 and 3 of the Proxy Statement for the Annual Meeting of Stockholders dated April 26, 1995, is incorporated herein by reference.

ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  a.  Certain Relationships:  None.

  b. Information regarding certain related transactions appearing on page 12 of the Proxy Statement for the Annual Meeting of Stockholders dated April 26, 1995, is incorporated herein by reference.

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

                 FIRSTFED FINANCIAL CORP.  AND SUBSIDIARY
 EXHIBIT
 NUMBER
 --------

   (1) Underwriting Agreement filed as Exhibit 1 to Amendment No.2 to Form S-3 dated September 7, 1994 and incorporated by reference.
 (3.1) Certificate of Incorporation and By-Laws filed as Exhibit (1)(a) to
       Form 8-A dated June 4, 1987 and incorporated by reference.
 (4.1) Shareholders'Rights Agreement filed as Exhibit 1 to Form 8-A, dated
       November 2, 1988 and incorporated by reference.
 (4.2) Indenture filed as Exhibit 4 to Amendment No. 3 to Form S-3 dated
       September 20, 1994 and incorporated by reference.
(10.1) Deferred Compensation Plan filed as Exhibit 10.3 to Form 10-K for the fiscal year ended December 31, 1983 and incorporated by reference.
(10.2) Bonus Plan filed as Exhibit 10(iii)(A)(2) to Form 10 dated November
       2, 1993 and incorporated by reference.
(10.3) Supplemental Executive Retirement Plan dated January 16, 1986 and filed as Exhibit 10.5 to Form 10-K for the fiscal year ended December 31, 1992 and incorporated by reference.
  (21) Registrant's sole subsidiary is First Federal Bank of California, fsb, a federal savings bank.
  (24) Power of Attorney (included at page 76).


     This 1994 Annual Report on Form 10-K and the Proxy Statement for the Annual Meeting of Stockholders dated April 26, 1995 have already been furnished to each stockholder of record who is entitled to receive copies thereof. Copies of these items will be furnished without charge upon request in writing by any stockholder of record on March 7, 1995 and any beneficial owner of Company stock on such date who has not previously received such material and who so represents in good faith and in writing to:

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

                                FIRSTFED FINANCIAL CORP.,
                                a Delaware corporation

                                By:/s/ William S. Mortensen
                                   -------------------------
                                      William S. Mortensen,
                               Chairman and Chief Executive Officer

Date:   February 23, 1995

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 23rd day of February, 1995.

              SIGNATURE                       TITLE

/s/ William S. Mortensen               Chairman of the Board (Principal
- --------------------------------
William S. Mortensen                   Executive Officer)

/s/ James P. Giraldin                  Executive Vice President (Principal
- ---------------------------------
James P. Giraldin                      Financial Officer)

/s/ Michael R. Hilton                  Senior Vice President and Controller
- ---------------------------------
Michael R. Hilton                      (Principal Accounting Officer)

/s/ Samuel J. Crawford, Jr.            Director
- ----------------------------------
Samuel J. Crawford, Jr.

/s/ Christopher M. Harding             Director
- ----------------------------------
Christopher M. Harding

/s/ Babette E. Heimbuch                Director
- ----------------------------------
Babette E. Heimbuch

/s/ James L. Hesburgh                  Director
- ----------------------------------
James L. Hesburgh

/s/ June Lockhart                      Director
- ----------------------------------
June Lockhart

/s/ Charles F. Smith                   Director
- ----------------------------------
Charles F. Smith

/s/ Steven L. Soboroff                 Director
- ----------------------------------
Steven L. Soboroff

/s/ John R. Woodhull                   Director
- ----------------------------------
John R. Woodhull