Form 10-Q
period 1995-03-31
FIRSTFED FINANCIAL CORP
filed 1995-05-15
CIK 810536

==========================================================================

                     SECURITIES AND EXCHANGE COMMISSION
                         Washington,D.C.  20549

                              FORM 10-Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


          For the quarterly period ended               March 31, 1995
                                                       --------------
                                    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Transition period from       N/A     to
                                             -------        ---------
                        Commission File No. 1-9566

                          FIRSTFED FINANCIAL CORP.
        (Exact name of registrant as specified in its charter)


           Delaware                                   95-4087449
  (State or other jurisdiction of                 (I.R.S. Employer
   incorporation or organization)                  Identification No.)

401 Wilshire Boulevard, Santa Monica, California  90401-1490
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code: (310)319-6000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

The number of shares of Registrant's $0.01 par value common stock outstanding as of May 1, 1995 was 10,600,729.

==========================================================================

                      PART I - FINANCIAL STATEMENTS
Item 1.  Financial Statements

                 FIRSTFED FINANCIAL CORP. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
              (Dollars in thousands, except for share data)

                                                     March 31,      December 31,
ASSETS                                                 1995             1994
                                                    -----------     ------------
Cash                                                $   24,072       $   35,853
Investment securities, held to maturity
  (market of $82,046 and $79,316)                       85,099           84,052
Loans receivable                                     3,084,159        3,041,910
Mortgage-backed securities, held to maturity
 (market of $835,906 and $791,930)                     842,566          821,317
Loans receivable, held for sale (market of
  $32,107 and $30,399)                                  32,107           30,399
Accrued interest and dividends receivable               26,227           24,420
Real estate                                             15,692           17,081
Office properties and equipment, at
  cost less accumulated depreciation                     9,070            9,211
Investment in Federal Home Loan Bank
 (FHLB) stock, at cost                                  56,866           56,061
Other assets                                            23,075           37,110
                                                    ----------       ----------
                                                    $4,198,933       $4,157,414
                                                    ==========       ==========
LIABILITIES

Deposits                                            $2,297,485       $2,298,914
FHLB advances and other borrowings                     944,200          913,700
Securities sold under agreements to repurchase         715,654          691,121
Deferred income taxes                                     (574)           6,324
Accrued expenses and other liabilities                  55,161           62,668
                                                    ----------       ----------
                                                     4,011,926        3,972,727
                                                    ----------       ----------
COMMITMENTS AND CONTINGENT
  LIABILITIES

STOCKHOLDERS' EQUITY
Common stock, par value $.01 per share;
 authorized 25,000,000 shares; issued
 11,395,492  shares; outstanding 10,598,972
 shares                                                    114              114
Additional paid-in capital                              28,061           28,061
Retained earnings - substantially  restricted          171,543          169,186
Loan to employee stock ownership plan                   (2,879)          (2,842)
Treasury stock, at cost, 796,520 shares                 (9,832)          (9,832)
                                                    ----------       ----------
                                                       187,007          184,687
                                                    ----------       ----------
                                                    $4,198,933       $4,157,414
                                                    ==========      ===========
See accompanying notes to consolidated financial statements.

                                 2

                 FIRSTFED FINANCIAL CORP. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
              (Dollars in thousands, except for share data)


                                                     Three Months Ended
                                                          March 31,
                                                    ----------------------
                                                      1995          1994
                                                    --------      --------
Interest income:
  Interest on loans                                  $55,335       $ 44,562
  Interest on mortgage-backed securities              11,130          9,000
  Interest and dividends on investments                3,261          2,163
                                                     -------       --------
     Total interest income                            69,726         55,725
                                                     -------       --------

Interest expense:
  Interest on deposits                                25,987         20,274
  Interest on borrowings                              27,518         11,832
                                                     -------       --------
     Total interest expense                           53,505         32,106
                                                     -------       --------
Net interest income                                   16,221         23,619
Provision for loan losses                              3,000         24,670
                                                     -------       --------
Net interest income (loss) after
 provision for loan losses                            13,221         (1,051)
                                                     -------       --------

Other income (expense):
  Loan and other fees                                  1,591          1,634
  Gain (loss) on sale of loans                          (165)           440
  Real estate operations, net                            706            382
  Other operating income                                 630            354
                                                     -------       --------
     Total other income                                2,762          2,810
                                                     -------       --------
Non-interest expense                                  11,677         12,133
                                                     -------       --------
Earnings (loss) before income taxes                    4,306        (10,374)
Income tax provision (benefit)                         1,949         (4,259)
                                                     -------       --------
Net earnings (loss)                                  $ 2,357       $ (6,115)
                                                     =======       ========
Earnings (loss) per share                            $  0.22       $  (0.58)
                                                     =======       ========
Weighted average shares outstanding
 for earnings (loss) per share calculation        10,632,586     10,531,702
                                                  ==========     ==========
See accompanying notes to consolidated financial statements.

                                 3

                 FIRSTFED FINANCIAL CORP. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                            ( In thousands)

                                                          Three Months Ended
                                                              March 31,
                                                        -----------------------
                                                          1995           1994
                                                        --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)                                     $  2,357      $  (6,115)
Adjustments to reconcile net earnings (loss)
 to net cash provided by operating activities:
   Provision for loan losses                               3,000         24,670
   Amortization of fees and discounts                       (117)          (487)
   Net change in loans held for sale                      (2,124)         9,533
   Valuation adjustments on real estate sold                (227)        (2,038)
   Increase in interest and dividends
    receivable                                            (1,807)           (47)
   (Increase) decrease in negative amortization             (785)            62
   Decrease  in interest payable                          (1,796)        (2,781)
   Increase (decrease) in taxes payable                    2,880         (8,226)
   Other                                                  (1,630)          (833)
                                                        --------       --------
     Net cash provided by (used in)
       operating activities                                 (249)        13,738
                                                        --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Loans made to customers and principal
    collections of loans and mortgage-
    backed securities                                    (69,213)       (62,555)
   Loans repurchased                                      (6,342)        (2,908)
   Loans purchased                                           (30)             -
   Proceeds from sales of real estate                     12,401         14,943
   Purchase of investment securities                      (5,100)        (2,247)
   Proceeds from maturities and principal payments
    on investment  securities                              4,015          7,648
   Other                                                     766            722
                                                        --------       --------
     Net cash used by investing activities               (63,503)       (44,397)
                                                        --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net decrease in savings deposits                       (1,429)       (23,351)
   Net increase  in short term borrowings                 95,533         52,569
   Repayment of long term borrowings                     (40,500)             -
   Other                                                  (1,633)          (150)
                                                        --------       --------
     Net cash provided by financing activities            51,971         29,068
                                                        --------       --------
   Net decrease in cash and cash
    equivalents                                          (11,781)        (1,591)
   Cash and cash equivalents at beginning of period       35,853         17,491
                                                        --------       --------
   Cash and cash equivalents at end of period           $ 24,072       $ 15,900
                                                        ========       ========
See accompanying notes to consolidated financial statements.

                                 4

                     FIRSTFED FINANCIAL CORP. AND SUBSIDIARY
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The unaudited financial statements included herein have been prepared by the Registrant pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Registrant, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the periods covered have been made. Certain information and note disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Registrant believes that the disclosures are adequate to make the information presented not misleading.

    It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Registrant's latest annual report on Form 10-K. The results for the periods covered hereby are not necessarily indicative of the operating results for a full year.

2.  Earnings (loss) per share were computed by dividing net earnings
    (loss) by the weighted average number of shares of common stock outstanding for the period plus the effect of dilutive stock options. Weighted average shares outstanding for the primary earnings (loss) per share calculation were 10,632,586 for the three months ended March 31, 1995 and 10,531,702 for the three months ended March 31, 1994.

3. For purposes of reporting cash flows on the "Consolidated Statement of Cash Flows", cash and cash equivalents include cash, overnight investments and securities purchased under agreements to resell which mature within 90 days or less.

4. The Bank adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS No. 114"), as of January 1,1994. SFAS No. 114 requires the measurement of impaired loans based on the present value of expected future cash flows discounted at the loan's effective interest rate, or at the loan's observable market price or the fair value of its collateral. SFAS No.114 does not apply to large groups of smaller balance homogeneous loans that are collectively evaluated for impairment. For the Bank, loans collectively reviewed for impairment include all single family loans less than $500 thousand and performing multi-family loans less than $750 thousand. The adoption of SFAS No. 114 did not result in material additions to the Bank's provision for loan losses.

    Prior to the adoption of SFAS No. 114, the Bank considered the transfer of specific allowances from general valuation allowances as
    "charge-offs."   Pursuant to SFAS No. 114, the Bank now considers
    these transfers as valuation allowances for impairment.

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations


                         Financial Condition

At March 31, 1995, FirstFed Financial Corp. ("Company"), holding company for First Federal Bank of California and its subsidiaries ("Bank"), had consolidated assets totaling $4.2 billion, consistent with the level at December 31, 1994 and 14% higher than the $3.7 billion asset level at March 31, 1994.

The Bank's primary market area is Los Angeles County. This area of Southern California has been particularly affected during the recent economic recession. Many economists believe that California showed signs of economic recovery during 1994. According to the "UCLA Forecast for California" ("UCLA Report"), over half of the jobs lost in the state since 1990 had been regained by the end of 1994. However, the UCLA Report forecasts that California's economic rebound will continue to lag behind the rest of the country through 1995, then exceed nationwide growth in 1996 and 1997. The reasons cited for the state's delayed recovery include the ongoing restructuring of the aerospace industry, corporate downsizing, the continued decline in California home prices, and extraordinary events including the 1992 Los Angeles riots and the 1994 Northridge earthquake.

The Bank's portfolio of loans, including mortgage-backed securities, as of March 31, 1995 was comparable to the December 31, 1994 level and 15% greater than at March 31, 1994. All of the mortgage-backed securities included in the Bank's loan portfolio were originated by the Bank. Mortgage-backed securities generally have the same experience with respect to prepayment, repayment, delinquencies and other factors as the remainder of the Bank's loan portfolio.

Loan originations during the first quarter of 1995 were $116 million, 25% less than the first quarter of 1994 and 39% less than the fourth quarter of 1994. Loan originations dropped compared to last year due to the Bank's decision to reduce its multi-family lending beginning in the fourth quarter of 1994.

The Bank continues to focus on the origination and retention of adjustable rate mortgages for its portfolio. At March 31, 1995, the percentage of adjustable rate mortgages in the Bank's loan portfolio was 99.1%. Over 94% of these loans adjust based upon monthly changes in the Eleventh District Cost of Funds Index ("COFI Index"). Mortgage banking activity has also been impacted by high interest rates. For mortgage banking purposes, $2 million in loans were originated and $50 thousand in loans were sold during the first quarter of 1995. This compares to $27 million in originations and $36 million in sales for mortgage banking purposes during the first quarter of 1994.

The following table shows the components of the Bank's loan portfolio by type of loan for the periods indicated:


LOAN PORTFOLIO COMPOSITION

                                          March 31,    December 31,    March 31,
                                            1995          1994           1994
                                         -----------   ------------   -----------
                                                     (In thousands)
REAL ESTATE LOANS:
 First trust deed residential loans:
  One unit                                $1,234,351    $1,189,835    $  875,245
  Two to four units                          356,450       350,718       347,466
  Five or more units                       1,352,747     1,357,251     1,336,040
                                          ----------    ----------    ----------
     Residential loans                     2,943,548     2,897,804     2,558,751

OTHER REAL ESTATE LOANS:
  Commercial and industrial                  239,899       246,340       246,035
  Second trust deeds                          19,840        20,401        23,297
  Other                                        4,891         7,531         5,758
                                          ----------    ----------    ----------
     Real estate loans                     3,208,178     3,172,076     2,833,841

NON-REAL ESTATE LOANS:
  Manufactured housing                         2,284         2,439         2,728
  Deposit accounts                             1,384         1,301         1,105
  Consumer                                       130           184           739
                                          ----------    ----------    ----------
  Loans receivable                         3,211,976     3,176,000     2,838,413

LESS:
  General valuation allowances-
   loan portfolio                             41,193        55,353        41,078
  Valuation allowances-
   impaired loans                             29,956        23,887        24,362
  General valuation allowances-
   loans sold with recourse (1)                    -             -         5,822
  Unrealized loan fees                        24,561        24,451        26,096
                                          ----------    ----------    ----------
     Net loans receivable                  3,116,266     3,072,309     2,741,055

FHLMC AND FNMA MORTGAGE-
 BACKED SECURITIES:
  Secured by single family dwellings         815,864       794,126       670,094
  Secured by multi-family dwellings           26,702        27,191        28,463
                                          ----------    ----------    ----------
   Mortgage-backed securities                842,566       821,317       698,557
                                          ----------    ----------    ----------
     TOTAL                                $3,958,832    $3,893,626    $3,439,612
                                          ==========    ==========    ==========


(1) The Bank began disclosing its general valuation allowance for loans sold with recourse as a liability starting in June of 1994. These amounts totaled $8,451,000 at March 31, 1995 and
    $7,948,000 at December 31, 1994.

The one year GAP ratio (the difference between rate-sensitive assets and liabilities repricing in one year or less as a percentage of total assets) was a positive $478 million or 11.4% of total assets at March 31, 1995.
In comparison, the one year GAP ratio was a positive $518 million or 14.1% of total assets as of March 31, 1994 and a positive $574 million or 13.8% of total assets at December 31, 1994. Since the majority of the Bank's loans are monthly adjustable loans, the Bank's one year GAP position varies primarily based upon the remaining terms of its savings and borrowings. The longer the term of the Bank's liabilities, the more positive the one year GAP. A positive GAP normally benefits a financial institution in times of increasing interest rates. However, the Bank's net interest income typically decreases during periods of increasing interest rates. The Bank's liabilities have shorter terms than the liabilities which comprise the COFI Index and, historically, its cost of funds has risen faster than the COFI Index during periods of increasing interest rates. Additionally, there is a three month time lag before changes in the COFI Index can be implemented with respect to the Bank's loans.

Deposits remained at the December 31, 1994 level of $2.3 billion at March 31, 1995 due to interest credits which offset $18 million in deposit outflows. Borrowings increased by $55 million during the first quarter. See "Sources of Funds."

The Bank's regulatory risk-based capital ratio was 10.4% of risk-weighted assets as of March 31, 1995 and both its core and tangible capital ratios were 5.4% of total assets. The minimum ratios required at March 31, 1995 by the Bank's primary regulator, the Office of Thrift Supervision ("OTS"), were a risk-based capital ratio of 8% of risk-weighted assets, a core capital ratio of 3% of total assets and a tangible capital ratio of 1.5% of total assets.

A federal regulation, effective January 1, 1994, requires a financial institution with an above normal level of interest rate risk to be subject to a deduction of an interest rate risk component from total capital for purposes of calculating its risk-based capital requirement. An institution with greater than "normal" interest rate risk is defined as an institution that would suffer a loss of net portfolio value exceeding 2% of the estimated market value of its assets in the event of an immediate and sustained 200 basis point increase or decrease in interest rates. The interest rate risk component, calculated quarterly, is one-half of the difference between an institution's measured interest rate risk and 2%, multiplied by the market value of its assets. The regulation is subject to a "lag" time between the reporting date of the data used to calculate an institution's interest rate risk and the effective date of each quarter's interest rate risk component. The Bank was not required to hold any additional capital as a result of this regulation as of March 31, 1995, December 31, 1994 or March 31, 1994.


                          Results of Operations

The Company reported consolidated net earnings of $2.4 million or $0.22 per share of common stock during the first quarter of 1995 compared to a net loss of $6.1 million or $0.58 per share for the first quarter of 1994 and net earnings of $3.0 million or $0.29 per share for the fourth quarter of 1994. Net earnings improved from the first quarter of the prior year due to a decline in loan loss provisions which totaled $3 million for the first quarter of 1995 compared to $25 million for the first quarter of 1994. The 1994 loss provision was due to anticipated write-downs on multi-family loans and estimated losses resulting from the January 17, 1994 earthquake.

Listed below is a summary of the activity in general loan loss allowances applicable to the Bank's loan portfolio during the periods indicated:



                                                 Three Months Ended
                                               ---------------------
                                                     March 31,
                                               ---------------------
                                                  (In thousands)

                                                1995        1994 (1)
                                              -------      ---------
Beginning general valuation
 allowances                                   $ 55,353      $ 41,078
Provisions for loan losses                       3,000        24,670
Charge-offs, net of recoveries:
 Single family                                  (2,261)       (1,477)
 Multi-family                                   (4,043)       (8,791)
 Commercial                                        162           113
 Non-real estate                                     -           (25)
                                               -------       -------
 Total charge-offs                              (6,142)      (10,180)
Transfers to valuation allowances for
  impaired loans                               (11,018)      (14,490)
                                               -------       -------
Ending general valuation
 allowances                                   $ 41,193      $ 41,078
                                              ========      ========


(1) This analysis was revised to exclude general valuation allowances for recourse loans which were transferred to a liability account as of June 30, 1994.

The ratio of general loss allowances to the Bank's assets with loss exposure (loans and real estate owned) was 1.27% at the end of the first quarter of 1995, compared to 1.43% as of March 31, 1994 and 1.73% as of December 31, 1994. The Bank also maintains an allowance for loans sold with recourse, recorded as a liability. This allowance was 3.13% of loans sold with recourse at March 31, 1995, compared to 1.89% at March 31, 1994 and 2.86% at December 31, 1994. The Bank has a policy of no longer selling loans with recourse.

Multi-family loans comprised 34% of loans and mortgage-backed securities as of March 31, 1995. Multi-family property values have been particularly affected by the economic recession in Southern California. Multi-family property values have declined due to decreased rental income resulting from increased vacancies and a general lowering of market rents. Upon foreclosure, or when a loan becomes a non-accrual loan, the properties securing the loans are recorded at fair value less the estimated costs to sell.

As a result of the decline in multi-family property values, write downs on non-performing multi-family loans and multi-family properties acquired by foreclosure were required during both periods presented above. Charge-offs for the first quarter of 1995 dropped slightly compared to the first quarter of 1994 (after considering charge-offs related to the January 17,1994 earthquake).

Non-interest expenses decreased 4% during the first quarter of 1995 compared to the first quarter of 1994 due to lower salary, maintenance and advertising costs. Non-interest expenses increased 17% compared to the fourth quarter of 1994 due to the recovery of annual discretionary compensation in the fourth quarter.

Real estate operations (primarily the sale and operation of foreclosed properties) resulted in a net gain of $706 thousand for the first quarter of 1995 compared to a net gain of $382 thousand for the first quarter of 1994. Gains from real estate operations increased in 1995 due to an increase in the percentage of appraised value recovered upon the sale of foreclosed properties. Also, net operating expenses on foreclosed properties decreased in the first quarter of 1995 compared to the first quarter of 1994.

The Bank recorded a loss on the sale of loans of $165 thousand for the first quarter of 1995 compared to a net gain of $440 thousand for the first quarter of 1994. Due to a decrease in the market value of loans held for sale, a valuation allowance totaling $416 thousand was recorded as of March 31, 1995.

Net interest income was $16 million for the first quarter of 1995 compared to $24 million for the first quarter of 1994 due to the increasing trend in interest rates over the last year. The Federal Reserve Board has increased interest rates by 300 basis points since February of 1994. During periods of increasing interest rates, the Bank's net interest income decreases due to increased savings and borrowing costs. The Bank's liabilities have shorter terms than the liabilities which comprise the COFI Index and its cost of funds increases faster than the COFI Index when interest rates rise. At the same time, the loan portfolio yield declines or remains the same until the increase in rates is reflected in the COFI Index. Additionally, there is a three month time lag before changes in the COFI Index can be passed on to loan customers.

Interest expense for the first quarter of 1995 includes $1.5 million of interest expense on the $50 million in 10-year notes issued by the Company in September of 1994.

The following table sets forth: (i) the average dollar amounts of and average yields earned on loans, mortgage-backed securities and investment securities,
(ii) the average dollar amounts of and average rates paid on savings and borrowings,(iii) the average dollar differences, (iv) the interest rate spreads, and (v) the effective net spreads during the periods indicated.


                                 During the Three Months Ended March 31, (1)
                                 -------------------------------------------
                                         1995                  1994
                                 -------------------     -------------------
                                             (Dollars in thousands)
Average dollar amount of and
 average yield earned on:
 Loans and mortgage-backed
   securities                        $3,918,794  6.78%    $3,433,733  6.24%
 Investment securities  (2)             173,897  5.47        137,432  4.77
                                     ----------           ----------
  Interest-earning assets             4,092,691  6.73      3,571,165  6.18

Average dollar amount of and
 average rate paid on:
 Savings deposits                     2,269,302  4.65      2,293,140  3.59
 Borrowings                           1,760,333  6.30      1,175,657  4.06
                                     ----------           ----------
  Interest-bearing liabilities        4,029,635  5.37      3,468,797  3.75
                                     ----------           ----------
Average dollar difference between
 interest-earning assets and
 interest-bearing liabilities        $   63,056           $  102,368
                                     ==========           ==========

                                                 -----                -----
Interest rate margin                             1.36%                2.43%
                                                 =====                =====
Effective net margin (3)                         1.44%                2.54%
                                                 =====                =====

- ---------------
(1) Average balances and weighted average rates for the period are computed based on daily balances.
(2) Does not include Federal Home Loan Bank stock.
(3) The effective net margin is a fraction, the denominator of which is the average dollar amount of interest-earning assets,and the numerator of which is net interest income (excluding stock dividends and miscellaneous interest income).

The decline in the average dollar difference between interest-earning assets and interest-bearing liabilities from March 31, 1994 to March 31, 1995 is due primarily to losses upon liquidation of foreclosed real estate.


               Non-accrual, Past Due and Restructured Loans

The Bank accrues interest earned but uncollected for every loan without regard to its contractual delinquency status but establishes a specific interest allowance for each loan which becomes 90 days or more past due or is in foreclosure. Loans on which delinquent interest allowances had been established (non-accrual loans) totaled $114 million at March 31, 1995 compared to $94 million at December 31, 1994 and $107 million at March 31, 1994. The additional amount of interest that would have been earned had there been no loans 90 days or more delinquent or in foreclosure at March 31, 1995 was $6 million compared to $5 million at December 31, 1994 and $6 million at March 31, 1994.

The Bank has debt restructurings which result from temporary modifications of principal and interest payments. Under these arrangements, loan terms are typically reduced to no less than a monthly interest payment required under the note. Any loss of revenues under the modified terms would be immaterial to the Bank. Generally, if the borrower is unable to return to scheduled principal and interest payments at the end of the modification period, foreclosure proceedings are initiated. As of March 31, 1995, the Bank had modified loans totaling $53 million, net of loan loss allowances totaling $10 million. This compares with $60 million as of December 31, 1994 and $62 million as of March 31, 1994, net of loan loss allowances
totaling $8 million and $6 million, respectively.   No modified loans were
90 days or more delinquent as of March 31, 1995.

Pursuant to SFAS No. 114, the Bank considers a loan to be impaired when management believes that it is probable that the Bank will be unable to collect all amounts due under the contractual terms of the loan. Estimated impairment losses are recorded as separate loan allowances and may be subsequently adjusted based upon changes in the measurement of impairment. Impaired loans, which are disclosed net of valuation allowances, include non-accrual major loans (single family loans with an outstanding principal amount greater than or equal to $500,000 and multi-family and commercial real estate loans with an outstanding principal amount greater than or equal to $750,000), modified loans, and major loans less than 90 days delinquent in which full payment of principal and interest is not expected to be received.

The following is a summary of impaired loans for the periods indicated, net of impairment allowances which totaled $30 million as of March 31,1995 and $24 million for both December 31, 1994 and March 31, 1994:


                            March 31,      December 31,     March 31,
                             1995              1994           1994
                           ----------      ------------    ----------
                                       (In thousands)

Non-accrual loans          $  39,730        $  38,004       $  39,576
Modified loans                39,034           41,635          50,648
Other impaired loans          26,091           28,637          28,976
                           ---------        ---------       ---------
                           $ 104,855        $ 108,276       $ 119,200
                           =========        =========       =========

The Bank evaluates loans for impairment whenever the collectibility of contractual principal and interest payments is questionable. A loan is impaired when the collateral property's undiscounted net operating income (over a holding period not to exceed 5 years) plus the property's anticipated value at the end of the period, are less than the estimated debt service payments over the same period plus the estimated remaining unpaid balance. Large groups of smaller balance homogenous loans that are collectively evaluated for impairment, including residential mortgage loans, are not subject to the application of SFAS No. 114.

When a loan is considered impaired the Bank measures impairment based on the present value of expected future cash flows (over a period not to exceed 5 years) discounted at the loan's effective interest rate. However, if the loan is "collateral-dependent" or probable of foreclosure, impairment is measured based on the fair value of the collateral. When the measure of an impaired loan is less than the recorded investment in the loan, the Bank records an impairment allowance equal to the excess of the Bank's recorded investment in the loan over its measured value. The following summary details loans measured using the fair value method and loans measured based on the present value of expected future cash flows discounted at the effective interest rate of the loan for the periods indicated:


                          March 31,    December 31,    March 31,
                            1995           1994          1994
                         ----------    -----------    ----------
                                    (In thousands)

Fair value method        $  94,150      $  77,245     $  57,889
Present value method        10,705         31,031        61,311
                         ---------      ---------     ---------
Total impaired loans     $ 104,855      $ 108,276     $ 119,200
                         =========      =========     =========

Impaired loans for which there were no valuation allowances established totaled $9 million, $22 million and $62 million as of March 31, 1995, December 31, 1994, and March 31, 1994, respectively.

Listed below is a summary of the activity in the valuation allowance for losses applicable to impaired loans during the period indicated (in thousands):

                                                       March 31,
                                                         1995
                                                       ---------
Beginning valuation allowances for impaired loans      $ 23,887
 Allocation from general valuation allowances            11,018
Charge-offs, net of recoveries                           (4,949)
                                                       --------
Ending valuation allowances for impaired loans         $ 29,956
                                                       ========

Cash pyments received from impaired loans are recorded in accordance with the contractual terms of the loan. The principal portion of the payment is used to reduce the principal balance of the loan, whereas the interest portion is recognized as interest income. On certain modified loans where the Bank does not believe that it will receive all amounts due under the original contractual loan terms, the Bank records an allowance for interest received.

The average recorded investment in impaired loans during the quarter ended March 31, 1995 was $105 million. The amount of interest income recognized for impaired loans during the quarter ended March 31, 1995 was $1 million under both the accrual method of accounting and the cash basis method of accounting.

Prior to SFAS No. 114, the Bank already had a policy of establishing valuation allowances for all loans deemed probable of foreclosure based on the fair value of the collateral. Therefore, SFAS No. 114 had only a minor impact on the Bank's allowance for loan losses.

The table below identifies the Bank's net investment in non-performing loans, determined to be impaired, by property type at the end of the periods indicated:


                      March 31,      December, 31      March 31,
                        1995             1994            1994
                     ----------      ------------     ----------
                                   (In thousands)

Single Family        $   5,453         $  2,140        $  1,725
Multi-Family            24,971           22,696          30,580
Commercial               9,306           13,168           7,271
                     ---------         --------        --------
                     $  39,730         $ 38,004        $ 39,576
                     =========         ========        ========


                                Asset Quality

Asset Quality Ratios
- --------------------

The following table sets forth certain asset quality ratios of the Bank at the periods indicated:

                                   March 31,   December 31,   March 31,
                                     1995         1994           1994
                                  ----------   ------------   ---------
Non-Performing Loans to
 Loans Receivable (1)                2.78%         2.39%         2.87%
Non-Performing Assets to
 Total Assets (2)                    2.49%         2.23%         3.05%
Loan Loss Allowances to
 Non-Performing Loans (3)           62.66%        83.87%        61.21%
General Loss Allowances to
 Loans Receivable(4)                 1.28%         1.74%         1.45%
General Loss Allowances to
 Total Loans with Loss
 Exposure (5)                        1.41%         1.82%         1.48%

- -----------
(1) Non-performing loans are net of loan loss allowances. Loans receivable exclude mortgage-backed securities and are before deducting unrealized loan fees and general valuation allowances.
(2)  Non-performing assets are net of loan loss allowances.
(3) The Bank's loan loss allowances, including valuation allowances for impaired loans and general valuation allowances but excluding general valuation allowances for loans sold by the Bank with full or limited recourse. Non-performing loans are before deducting loan loss allowances.
(4) The Bank's general valuation allowances, excluding general valuation allowances for loans sold with full or limited recourse. Loans receivable exclude mortgage-backed securities and are before deducting unrealized loan fees and general valuation allowances.
(5) The Bank's general valuation allowances, including general valuation allowances for loans sold with full or limited recourse. Loans with loss exposure include the Bank's loan portfolio plus loans sold with recourse.

                          Non-Performing Assets

The Bank defines non-performing assets as loans delinquent over 90 days (non-accrual loans), loans in foreclosure and real estate acquired in settlement of loans.

An analysis of non-performing assets as of March 31, 1995, December 31, 1994 and March 31, 1994 follows:


                                 March 31,     December 31,    March 31,
                                   1995            1994          1994
                                ----------     ------------    ----------
                                             (In thousands)

Real estate owned:
 Single family                  $  5,421         $ 5,711       $ 11,984
 Multi-family                      9,598          10,647         17,856
 Commercial                          319             366            485
 Other                                 -               -            476
                                --------         -------       --------
  Total  real estate owned        15,338          16,724         30,801
                                --------         -------       --------

Non-performing loans:
 Single family                    22,410          13,041         23,542
 Multi-family                     73,916          60,213         69,705
 Commercial                       16,976          20,986         13,298
 Other                               246             245            364
 Valuation allowances (1)        (24,154)        (18,596)       (25,579)
                                --------         -------       --------
  Total non-performing loans      89,394          75,889         81,330
                                --------         -------       --------
Total non-performing assets     $104,732         $92,613       $112,131
                                ========         =======       ========

- -------------
(1) Includes both valuation allowances for impairment and loss allowances on loans analyzed collectively.

Total non-performing assets were 2.49% of total assets at March 31, 1995 compared with 2.23% of total assets at December 31, 1994 and 3.05% of total assets at March 31, 1994.

The level of real estate owned varies depending on foreclosure activity and the Bank's ability to sell the foreclosed properties. Both single family and multi-family foreclosures have increased over the last three years due to recessionary factors such as layoffs, reduced incomes and declining real estate values. Multi-family property values have also been affected by increased vacancy rates and lower rents. Management remains committed to selling foreclosed properties promptly after foreclosure while seeking to
achieve the greatest possible recovery.   Real estate owned decreased 50%
from  the level one year ago and decreased  8% from the level at December
31, 1994. Sales of real estate totaled $12 million for the first quarter of 1995 compared to $14 million for the first quarter of 1994 and $17 million for the fourth quarter of 1994. The Bank sold $2 million in real estate during both the first quarter of 1995 and the fourth quarter of 1994 in connection with bulk sales of problem assets.

Non-performing loans at March 31, 1995 increased 6% from the level one year ago due to an increase in delinquent multi-family loans resulting from higher vacancy rates and lower rents due to the recession. Non-performing loans increased 20% at March 31, 1995 from the level at December 31, 1994 due to increases in both multi-family and single family delinquencies greater than 90 days. The Bank sold $30 million in non-performing loans during the fourth quarter of 1994 in connection with a bulk sale.

The Bank's non-performing assets may increase further depending on the length and severity of the economic recession.


                         Sources of Funds

External sources of funds include savings deposits, advances from the Federal Home Loan Bank of San Francisco ("FHLB"), securitized borrowings and unsecured term funds.

Savings deposits are accepted from several sources: retail savings branches, the Bank's telemarketing department, and national deposit brokers. Overall, savings deposits decreased by $18 million during the first quarter of 1995, excluding $17 million in interest credits.

Retail deposits decreased by $38 million during the first quarter of 1995 excluding interest credits of $15 million. Deposits decreased due to higher rates being offered to depositors by other depository institutions. Retail deposits comprised 64% of total deposits at the end of the first quarter.

Telemarketing deposits decreased by $30 million during the first quarter of 1995, excluding $2 million in interest credits. These deposits, which are normally large deposits from pension plans and other managed trusts, comprised 8% of total deposits at the end of the first quarter.

Deposits acquired from national brokerage firms increased by $50 million during the first quarter of 1995. These deposits, which comprised 28% of total deposits at the end of the first quarter, were utilized to compensate for outflows in retail and telemarketing deposits.

Total borrowings increased by $55 million during the first quarter of 1995 due to $25 million in additional borrowings under reverse repurchase agreements, $20 million in advances from the FHLB, and $10 million in unsecured term funds.

The cost of funds, operating margins and net earnings of the Bank associated with brokered and telemarketing deposits are generally comparable to the cost of funds, operating margins and net earnings of the Bank associated with retail deposits, FHLB borrowings and repurchase agreements. As the cost of each source of funds fluctuates from time to time, based on market rates of interest generally offered by the Bank and other depository institutions, the Bank will seek funds from the lowest cost source until the relative costs change. As the costs of the funds, operating margins and net earnings of the Bank associated with each source of funds are generally comparable, the Bank does not deem the impact of its use of any one of the specific sources of funds at a given time to be material.

Internal sources of funds are principal payments on loans, payoffs of loans and positive cash flows from operations. Principal payments include both amortization and prepayments and are a function of real estate activity and general levels of interest rates. Total principal payments were $45 million during the first quarter of 1995, a decrease from $65 million during the first quarter of last year. Due to the higher level of interest rates during the first quarter of 1995 compared to the first quarter of 1994, loan prepayments decreased due to a drop in refinance activity.

                     PART II  -  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K (Unaudited)

a) Exhibits

(4.1) Shareholders' Rights Agreement filed as Exhibit 1 to Form 8-A, dated November 2,1988 and incorporated by reference.

(4.2) Indenture filed as Exhibit 4 to Amendment No. 3 to Form S-3 dated September 20,1994 and incorporated by reference.

(10.1) Deferred Compensation Plan filed as Exhibit 10.3 to Form 10-K for the fiscal year ended December 31, 1983 and incorporated by reference.

(10.2) Bonus Plan filed as Exhibit 10(iii)(A)(2) to Form 10 dated November
       2, 1993 and incorporated by reference.

(10.3) Supplemental Executive Retirement Plan dated January 16, 1986 and filed as Exhibit 10.5 to Form 10-K for the fiscal year ended December 21, 1992 and incorporated by reference.

(11.1) Computation of earnings per share. Part I hereof is incorporated by reference.

(19.1) Report furnished to security holders. The first quarter report to stockholders for the period ending March 31, 1995 is included as pages 20 to 22 herein.


b) Reports on Form 8-K

   No reports on Form 8-K were filed by the Registrant during the quarter ended March 31,1995.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      FIRSTFED FINANCIAL CORP.
                                           (Registrant)

                                      Date:  May 15, 1995


                                      By /s/WILLIAM S.MORTENSEN
                                         ----------------------
                                         William S. Mortensen
                                         Chairman of the Board
                                          and Chief Executive Officer


                                      By /s/ JAMES P.GIRALDIN
                                         --------------------
                                         James P. Giraldin
                                         Executive Vice President
                                          and Chief Financial Officer

                         LETTER TO STOCKHOLDERS
May 1, 1995

Dear Stockholder:

I know that not all stockholders were able to attend our Annual Meeting, so I thought I would provide a brief summary for you. At the meeting, we announced first quarter earnings of $2.4 million, representing our third consecutive profitable quarter. Loan loss provisions for the first three months were $3.0 million - a dramatic reduction from the $24.7 million in loss provisions made for the same period last year. It is our hope that the earnings tide is now shifting to a much more positive outlook, and we hope to continue giving you good news in the months ahead.

We have achieved these recent earnings despite a squeeze on net interest income. This reduction in our net interest income primarily results from the lag effect built into all adjustable rate loans. Basically, we pay for our money on a day-to-day basis, but our loan customers pay on an index that does not impact their interest rate until three months later. When interest rates rise rapidly, as they have in the past 12 months, the money we collect in interest on loans does not keep pace with the funds we pay for deposits and borrowings. However, we are able to catch up when interest rates stabilize, as they have recently.

Meanwhile, we have continued to scrutinize all of our operational expenses. I am pleased to report that these expenses dropped to 1.12% of total assets for the first quarter from 1.32% for the same quarter of last year. Our current cost structure makes your company one of the lowest cost producers in the industry - a factor that will be critical for any financial institution which expects to effectively compete in the marketplace of the future.

Despite absorbing major loan losses during the past two years, the Bank's capital position remains strong and is testimony to the strength of our core business. At the end of the quarter, we continued to meet all of the capital requirements necessary to be categorized by federal regulators as "well capitalized," the highest rating given.

Fundamental to the improvement in our earnings is what appears to be the brightening picture of the Southern California economy. For example, the unemployment rate in Los Angeles County, which reached a high of 11.0% early last year, has now dropped to 8.0%. We are also pleased with the news coming from respected economists, including the UCLA Economic Forecast. These economists believe that Southern California will continue to improve throughout 1995, even though the rest of the country is likely to see a leveling off in its economic growth rate.

Thus, we are optimistic about the future, tempered with caution about federal monetary policies. We always strive to take the long view in our planning - absorbing losses as they occur, finding ways to prevent similar losses, being proactive in our marketing strategy, and positioning our balance sheet for profitability in the face of aggressive competition.

We thank you for your continuing loyalty and consideration of FirstFed Financial Corp. as an investment today and in the years ahead.

Sincerely,
William S. Mortensen


                 FIRSTFED FINANCIAL CORP. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
              (Dollars in thousands, except for share data)

                                                     March 31,      December 31,
ASSETS                                                 1995             1994
                                                    -----------     ------------
Cash                                                $   24,072       $   35,853
Investment securities, held to maturity
  (market of $82,046 and $79,316)                       85,099           84,052
Loans receivable                                     3,084,159        3,041,910
Mortgage-backed securities, held to maturity
 (market of $835,906 and $791,930)                     842,566          821,317
Loans receivable, held for sale (market of
  $32,107 and $30,399)                                  32,107           30,399
Accrued interest and dividends receivable               26,227           24,420
Real estate                                             15,692           17,081
Office properties and equipment, at
  cost less accumulated depreciation                     9,070            9,211
Investment in Federal Home Loan Bank
 (FHLB) stock, at cost                                  56,866           56,061
Other assets                                            23,075           37,110
                                                    ----------       ----------
                                                    $4,198,933       $4,157,414
                                                    ==========       ==========
LIABILITIES

Deposits                                            $2,297,485       $2,298,914
FHLB advances and other borrowings                     944,200          913,700
Securities sold under agreements to repurchase         715,654          691,121
Deferred income taxes                                     (574)           6,324
Accrued expenses and other liabilities                  55,161           62,668
                                                    ----------       ----------
                                                     4,011,926        3,972,727
                                                    ----------       ----------
COMMITMENTS AND CONTINGENT
  LIABILITIES

STOCKHOLDERS' EQUITY
Common stock, par value $.01 per share;
 authorized 25,000,000 shares; issued
 11,395,492  shares; outstanding 10,598,972
 shares                                                    114              114
Additional paid-in capital                              28,061           28,061
Retained earnings - substantially  restricted          171,543          169,186
Loan to employee stock ownership plan                   (2,879)          (2,842)
Treasury stock, at cost, 796,520 shares                 (9,832)          (9,832)
                                                    ----------       ----------
                                                       187,007          184,687
                                                    ----------       ----------
                                                    $4,198,933       $4,157,414
                                                    ==========       ==========

                                 21

                 FIRSTFED FINANCIAL CORP. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
              (Dollars in thousands, except for share data)


                                                     Three Months Ended
                                                          March 31,
                                                    ----------------------
                                                      1995          1994
                                                    --------      --------
Interest income:
  Interest on loans                                  $55,335       $ 44,562
  Interest on mortgage-backed securities              11,130          9,000
  Interest and dividends on investments                3,261          2,163
                                                     -------       --------
     Total interest income                            69,726         55,725
                                                     -------       --------

Interest expense:
  Interest on deposits                                25,987         20,274
  Interest on borrowings                              27,518         11,832
                                                     -------       --------
     Total interest expense                           53,505         32,106
                                                     -------       --------
Net interest income                                   16,221         23,619
Provision for loan losses                              3,000         24,670
                                                     -------       --------
Net interest income (loss) after
 provision for loan losses                            13,221         (1,051)
                                                     -------       --------

Other income (expense):
  Loan and other fees                                  1,591          1,634
  Gain (loss) on sale of loans                          (165)           440
  Real estate operations, net                            706            382
  Other operating income                                 630            354
                                                     -------       --------
     Total other income                                2,762          2,810
                                                     -------       --------
Non-interest expense                                  11,677         12,133
                                                     -------       --------
Earnings (loss) before income taxes                    4,306        (10,374)
Income tax provision (benefit)                         1,949         (4,259)
                                                     -------       --------
Net earnings (loss)                                  $ 2,357       $ (6,115)
                                                     =======       ========
Earnings (loss) per share                            $  0.22       $  (0.58)
                                                     =======       ========
Weighted average shares outstanding
 for earnings (loss) per share calculation        10,632,586     10,531,702
                                                  ==========     ==========
