Form 10-Q
period 1995-06-30
FIRSTFED FINANCIAL CORP
filed 1995-08-14
CIK 810536

=====================================================================

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended          June 30, 1995
                                                  -------------
                                OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period  from     N/A     to
                                             ------        ---------
                    Commission File No. l-9566

                     FIRSTFED FINANCIAL CORP.
       (Exact name of registrant as specified in its charter)

        Delaware                                 95-4087449
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

The number of shares of Registrant's $0.01 par value common stock outstanding as of August 1, 1995 was 10,607,245.
=====================================================================

                PART I   -   FINANCIAL STATEMENTS

       Item 1.  Financial statements
                --------------------

                     FIRSTFED FINANCIAL CORP.
                         AND SUBSIDIARY
         CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
          (Dollars in thousands, except per share data)


                                                 June  30,      December 31,      June 30,
ASSETS                                             1995            1994             1994
                                                 ---------      ------------      --------
Cash                                            $    70,669      $    35,853      $   16,738
Investment securities, held to  maturity
  (market of $88,470 and $79,316)                    89,882           84,052          91,719
Loans receivable                                  3,079,538        3,041,910       2,780,636
Mortgage-backed securities, held to maturity
 (market of $863,035 and $791,930)                  858,716          821,317         710,767
Loans receivable, held for sale (market of
  $33,909 and $30,399)                               33,790           30,399          13,125
Accrued interest and dividends receivable            28,473           24,420          20,871
Real estate                                          15,377           17,081          20,417
Office properties and equipment, net                  8,863            9,211           9,700
Investment in Federal Home Loan Bank
 (FHLB) stock, at cost                               57,484           56,061          39,722
Other assets                                         20,419           37,110          32,476
                                                -----------      -----------     -----------
                                                $ 4,263,211      $ 4,157,414     $ 3,736,171
                                                ===========      ===========     ===========
LIABILITIES

Deposits                                        $ 2,282,287      $ 2,298,914     $ 2,284,874
FHLB advances and other borrowings                  994,600          913,700         515,370
Securities sold under agreements to repurchase      744,797          691,121         715,654
Deferred income taxes                                     -            6,324               -
Accrued expenses and other liabilities               53,134           62,668          43,569
                                                -----------      -----------     -----------
                                                  4,074,818        3,972,727       3,559,467
                                                -----------      -----------     -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, par value $.01 per share;
 authorized 25,000,000 shares; issued
 11,403,765 and 11,395,492 shares, outstanding
 10,607,245 and 10,598,972 shares                       114              114             114
Additional paid-in capital                           28,141           28,061          27,414
Retained earnings - substantially  restricted       172,889          169,186         161,982
Loan to employee stock ownership plan                (2,919)          (2,842)         (2,974)
Treasury stock, at cost, 796,520 shares              (9,832)          (9,832)         (9,832)
                                                -----------      -----------     -----------
                                                    188,393          184,687         176,704
                                                -----------      -----------     -----------
                                               $  4,263,211      $ 4,157,414     $ 3,736,171
                                               ============      ===========     ===========
See accompanying notes to consolidated financial statements.

                                 2


                      FIRSTFED FINANCIAL CORP.
                         AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF OPERATIONS
          (Dollars in thousands, except per share data)


                                                 Three Months Ended     Six Months Ended
                                                       June 30,              June 30,
                                                 ------------------     -----------------
                                                  1995       1994        1995        1994
                                                  ----       ----        ----        ----
Interest income:
 Interest on loans                               $ 57,971   $ 43,451    $113,306   $ 88,013
 Interest on mortgage-backed securities            14,991      8,609      26,121     17,609
 Interest and dividends on investments              3,380      2,320       6,641      4,483
                                                 --------   --------    --------   --------
   Total interest income                           76,342     54,380     146,068    110,105
Interest expense:
 Interest on deposits                              28,362     21,265      54,349     41,539
 Interest on borrowings                            29,377     13,297      56,895     25,129
                                                 --------   --------    --------   --------
   Total interest expense                          57,739     34,562     111,244     66,668
                                                 --------   --------    --------   --------

Net interest income                                18,603     19,818      34,824     43,437
Provision for loan losses                           8,203     55,030      11,203     79,700
                                                 --------   --------    --------   --------
Net interest income (loss)
   after provision for losses                      10,400    (35,212)     23,621    (36,263)
                                                 --------   --------    --------   --------

Other income:
 Loan and other fees                                1,719      1,725       3,310      3,359
 Gain on sale of loans                                426         84         261        524
 Real estate operations, net                          621        579       1,327        961
 Other operating income                               485        367       1,115        721
                                                 --------   --------     -------   --------
   Total other income                               3,251      2,755       6,013      5,565
                                                 --------   --------     -------   --------
Non-interest expense                               11,205     11,711      22,882     23,844
                                                 --------   --------     -------   --------
Earnings (loss) before income taxes                 2,446    (44,168)      6,752    (54,542)
Income tax provision (benefit)                      1,100    (18,615)      3,049    (22,874)
                                                 --------   --------     -------   --------
Net earnings (loss)                              $  1,346   $(25,553)   $  3,703   $(31,668)
                                                 ========   ========    ========   ========

Earnings (loss) per share                        $   0.13   $  (2.42)   $   0.35   $  (3.01)
                                                 ========   ========    ========   ========
Weighted average shares outstanding
 for earnings (loss) per share calculation     10,679,934 10,541,367  10,663,524 10,536,561
                                               ========== ==========  ========== ==========
See accompanying notes to consolidated financial statements.

                                 3

                    FIRSTFED FINANCIAL CORP.
                         AND SUBSIDIARY
              CONSOLIDATED STATEMENT OF CASH FLOWS
                         (In thousands)
                                                             Six Months Ended
                                                                  June 30,
                                                          ----------------------
                                                            1995         1994
                                                          --------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)                                       $  3,703     $ (31,668)
Adjustments to reconcile net earnings (loss)
 to net cash provided by operating activities:
Provision for loan losses                                   11,203        79,700
 Amortization of fees and discounts                           (411)         (876)
 Net change in loans held for sale                          (3,391)        7,119
 Valuation adjustments on real estate sold                   ( 837)       (2,782)
 (Increase) in interest and
  dividends receivable                                      (1,226)         (608)
 (Increase) decrease in negative amortization               (4,959)          147
 Decrease in interest payable                               (5,827)       (1,854)
 Change in income taxes                                      4,684       (26,881)
 Other                                                        (917)        3,269
                                                          --------     ---------
 Net cash provided by operating activities                   2,022        25,566
                                                          --------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

 Loans made to customers and principal
  reduction on loans                                      (122,531)     (221,417)
 Loans repurchased                                         (13,662)      (13,905)
 Proceeds from sales of real estate                         31,729        38,972
 Purchase of investment securities                         (13,095)       (2,247)
 Principal reductions on mortgage-backed securities         22,321        46,799
 Proceeds from maturities and principal payments
   on investment securities                                  7,237        14,256
 Other                                                       2,291        (5,291)
                                                          --------     ---------
   Net cash used by investing activities                   (85,710)     (142,833)
                                                          --------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

 Net decrease in savings deposits                          (16,627)      (20,606)
 Net increase in short term borrowings                     375,076       195,375
 Proceeds from long term borrowings                              -        50,000
 Repayment of long term borrowings                        (240,500)     (107,500)
 Other                                                         555          (755)
                                                          --------     ---------
  Net cash provided by financing activities                118,504       116,514
                                                          --------     ---------
 Net increase (decrease) in cash and cash
 equivalents                                                34,816          (753)
 Cash and cash equivalents at beginning of period           35,853        17,491
                                                          --------     ---------
 Cash and cash equivalents at end of period               $ 70,669     $  16,738
                                                          ========     =========
See accompanying notes to consolidated financial statements.

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

2. Earnings (loss) per share were computed by dividing net earnings or loss by the weighted average number of shares of common stock outstanding for the period, plus the effect of stock options, if dilutive. Weighted average shares outstanding for the earnings (loss) per share calculation were 10,679,934 for the three months ended June 30, 1995 and 10,541,367 for the three months ended June 30, 1994. Weighted average shares outstanding for the earnings (loss) per share calculation were 10,663,524 for the six-month period ended June 30, 1995 and 10,536,561 for the six-month period ended June 30, 1994.

3. For purposes of reporting cash flows on the "Consolidated Statement of Cash Flows", cash and cash equivalents include cash, overnight investments and securities purchased under agreements to resell which mature within 90 days or less.

4. The Bank adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," ("SFAS No. 114") effective January 1, 1994. SFAS No. 114 requires the measurement of impaired loans based on the present value of expected future cash flows discounted at the loan's effective interest rate, or at the loan's observable market price or at the fair value of its collateral. SFAS No. 114 does not apply to large groups of homogeneous loans that are collectively reviewed for impairment. For the Bank, loans

                    FIRSTFED FINANCIAL CORP.
                           AND SUBSIDIARY
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



     collectively reviewed for impairment include all single family loans less than $500 thousand and multi-family loans less than $750 thousand. The adoption of SFAS No. 114 did not result in material additions to the Bank's provision for loan losses.

     Prior to the adoption of SFAS No. 114, the Bank considered the transfer of specific allowances from general valuation allowances to be "charge-offs." Pursuant to SFAS No. 114, the Bank now considers these transfers as valuation allowances for impairment.

Item 2.       Management's Discussion and Analysis of
            -------------------------------------------
            Financial Condition and Results of Operations
            ---------------------------------------------

                       Financial Condition
                       -------------------

At June 30, 1995, FirstFed Financial Corp., (the "Company"), holding company for First Federal Bank of California and its subsidiaries (the "Bank"), had consolidated assets totaling $4.3 billion, 3% greater than $4.2 billion at December 31, 1994.
Total assets were 14% higher than the $3.7 billion asset level at June 30, 1994. This increase was due to growth in loans and mortgage-backed securities which occurred primarily during the second half of 1994.

Recent economic data suggests that the California economy, after showing some signs of improvement at the end of last year, slowed but did not stall in the first five months of 1995. According to The UCLA Business Forecast for California, June 1995 Report, (the "UCLA Report"), economic indicators were mixed for the first five months of 1995. Tax revenues increased indicating a certain level of economic vitality, yet, unemployment increased to the level of one year ago. Retail sales, after having increased throughout 1994, began to slow in 1995. According to the UCLA Report, California delinquency rates have continued to improve over the prior year but foreclosure rates are still increasing.

Real estate activity remained the most depressed sector of the California economy with residential building permits at the lowest level in over ten years. The UCLA Report states that the multi-family housing market remained depressed, accounting for only 15% of new construction permits in 1995, compared to 45% which had been the typical for the 30-year period ended in 1992.

According to a recent article in the Los Angeles Times, resales of single family homes were off over 20% from last year's levels, despite improved affordability due to moderate interest rates and lower housing prices. Severe winter storms negatively impacted the real estate market at the beginning of the year. The article reported that real estate sales levels have remained low so far in 1995 due to waning consumer confidence in the California economy and concerns regarding job security. These factors have made consumers reluctant to purchase a home or trade up to a more expensive home. As a result, home prices have continued to fall. The median price of a single-family home is expected to decrease 3% in 1995 from 1994 levels, according to sources quoted in the Los Angeles Times article.

The UCLA Report projects that the California economy may improve in 1997 but may get worse before it gets better. Unemployment is expected to increase to 9% by the first quarter of 1996 and, although it may drop back to the current 8% level, the UCLA Report projects that it will stay at least two percentage points above the national level until 1997. Further declines in defense spending, including additional base closures over the next two years, are expected to cause continued layoffs. Also, decreases in general manufacturing and persistent weakness in the real estate market may continue to cause higher unemployment levels in California.

The recession in California, along with riots, earthquakes and other natural disasters, has impacted the Company's results over the last three years. The Bank recorded provisions for loan losses totaling $8 million for the second quarter of 1995, an increase from $3 million for the first quarter of 1995 but a substantial decrease from $55 million for the second quarter of 1994. For the first six months of 1995, provisions for loan losses were $11 million compared to $80 million for the first six months of 1994.

Loan charge-offs were $5 million for the second quarter of 1995 compared to $9 million for the second quarter of 1994. For the first six months of 1995, loan charge-offs were $11 million compared to $19 million for the first six months of 1994. Charge-offs were due primarily to losses on multi-family loans which have been particularly affected in the on-going recession. In prior periods, transfers to loan allowances for impaired loans were considered as charge-offs by the Bank. Transfers to the allowance for impaired loans totaled $4 million and $15 million, respectively, for the second quarter and first six months of 1995 compared to $10 million and $25 million, respectively, for the second quarter and first six months of 1994.

The Bank's portfolio of loans, including mortgage-backed securities, as of June 30, 1995 totaled $4.0 billion, 2% greater than the December 31, 1994 level. Mortgage-backed securities generally have the same experience with respect to prepayment, repayment, delinquencies and other factors as the Bank's loan portfolio.

The Bank originates primarily single family loans in Southern California. Most recently, loan originations have been impacted by the decrease in real estate sales activity due to the recession. Loan originations decreased by 46% in the first six months of 1995 compared to the first six months of 1994. Management decided to de-emphasize the origination of multi-family loans starting in the fourth quarter of 1994 because market pricing does not fully compensate the Bank for the risks associated with this type of lending. This also contributed to the decrease in loan originations in 1995 compared to 1994.

The ratio of non-performing assets to total assets was 1.99% as of June 30, 1995, compared to 2.23% at December 31, 1994 and 3.03% at June 30, 1994. Real estate acquired by foreclosure at June 30, 1995 decreased 24% compared to June 30, 1994 and 9% compared to December 31, 1994. Loans delinquent greater than 90 days decreased 25% at June 30, 1995 compared to the level one year ago and 8% compared to the level at December 31, 1994. (See "Non-performing Assets" for further discussion.)

The following table shows the components of the Bank's loan portfolio by type of loan for the periods indicated:


LOAN PORTFOLIO COMPOSITION
                                           June 30,   December 31,   June 30,
                                            1995         1994         1994
                                           --------   ------------   --------
                                                  (Dollars in thousands)
REAL ESTATE LOANS:
First trust deed residential loans:
  One unit                               $1,240,590    $1,192,251   $  944,106
  Two to four units                         356,510       350,718      350,051
  Five or more units                      1,349,876     1,357,251    1,356,472
                                         ----------    ----------   -----------
    Residential loans                     2,946,976     2,900,220    2,650,629

OTHER REAL ESTATE LOANS:
  Commercial and industrial                 231,689       246,340      246,011
  Second trust deeds                         19,217        20,401       22,072
  Other                                       3,738         4,793        4,826
                                         ----------    ----------   ----------
    Real estate loans                     3,201,620     3,171,754    2,923,538

NON-REAL ESTATE LOANS:
  Manufactured housing                        2,211         2,439        2,625
  Deposit accounts                            1,076         1,301        1,278
  Consumer                                      426           506          711
                                         ----------    ----------   ----------
    Loans receivable                      3,205,333     3,176,000    2,928,152

LESS:
  General valuation allowances-
   loan portfolio                            40,852        55,353       77,038
  Valuation allowances-
   impaired loans                            28,398        23,887       31,091
  Unrealized loan fees                       22,755        24,451       26,262
                                         ----------    ----------   ----------
    Net loans receivable                  3,113,328     3,072,309    2,793,761

FHLMC AND FNMA MORTGAGE-
  BACKED SECURITIES:
   Secured by single family dwellings       832,899       794,126      682,712
   Secured by multi-family dwellings         25,817        27,191       28,055
                                         ----------    ----------   ----------
    Mortgage-backed securities              858,716       821,317      710,767
                                         ----------    ----------   ----------
      TOTAL                              $3,972,044    $3,893,626   $3,504,528
                                         ==========    ==========   ==========

                                 9

The one year GAP ratio (the difference between rate-sensitive assets and liabilities repricing within one year or less as a percentage of total assets) was a positive $390 million or 9.14% at the end of the second quarter. In comparison, the one year GAP ratio was a positive $592 million or 15.89% as of June 30, 1994 and $574 million or 13.81% of total assets as of December 31, 1994. The positive one year GAP decreased during the first six months of 1995 due to shortened maturity periods on certificates of deposit.

Over 94% of the Bank's loans adjust based upon monthly changes in the Eleventh District Cost of Funds Index ("COFI Index"). Since the majority of the Bank's loans are adjustable monthly, the Bank's one year GAP position varies primarily based upon the remaining terms of its savings and borrowings. The longer the term of the Bank's liabilities, the more positive the one year GAP. A positive GAP normally benefits a financial institution in times of increasing interest rates. However, the Bank's net interest income typically declines during periods of increasing interest rates because of the three month time lag before changes in the COFI Index can be implemented with respect to the Bank's loans. In order to diversify its loan portfolio, starting in 1995, the Bank began emphasizing the origination of adjustable rate loans based upon the one month London Interbank Overseas Rate ("LIBOR").

Deposits, including interest credited, as of June 30, 1995, remained at $2.3 billion, comparable to the level one year ago and the level as of December 31, 1994. Borrowings increased to $1.7 billion as of June 30, 1995, 41% more than the level one year ago and 8% more than the level at December 31, 1994.

The Company's consolidated stockholders' equity increased to $188 million at June 30, 1995 due to net earnings. The Bank's capital as of June 30, 1995 exceeded the minimum amounts required by its primary regulatory agency, the Office of Thrift Supervision ("OTS"). The Bank was required to maintain tangible capital of at least 1.5% of adjusted total assets, core capital of at least 3% of adjusted total assets, and risk-based capital of at least 8% of risk-weighted assets. The Bank's core and tangible capital ratios were both 5.4% and the risk-based capital ratio was 10.5% at June 30, 1995. These ratios meet the OTS' requirements necessary to be deemed well capitalized.

                      Results of Operations
                      ---------------------

The Company reported consolidated net earnings of $1.3 million or $0.13 per share for the second quarter of 1995 and $3.7 million or $0.35 per share for the first six months of 1995. The Bank recorded an $8 million provision for loan losses during the second quarter of 1995 compared to $3 million in each of the prior two quarters. The increased provision was due to continued foreclosure activity in the Bank's multi-family loan portfolio. Net interest income increased in the second quarter over the first quarter, partially offsetting the higher provision for loan losses.

The Company reported net losses of $25.6 million or $2.42 per share and $31.7 million or $3.01 per share for the second quarter and first six months of 1994, respectively. The losses resulted from additional provisions estimated losses resulting from the January 17, 1994 earthquake and continuing charge-offs in the Bank's multi-family loan portfolio.

Multi-family loans comprised 34% of the loans and mortgage-backed securities as of June 30, 1995. Multi-family property values have been particularly affected by the economic recession in Southern California. Multi-family property values have declined due to decreased rental income resulting from increased vacancies and a general lowering of market rents. Upon foreclosure, or when a loan becomes a non-accrual loan, the properties securing the loans are recorded at fair value less the estimated costs to sell.

Management is unable to predict future levels of loan loss provisions. Among other things, future loan loss provisions are based on the level of loan charge-offs, transfers to allowances for impaired loans, foreclosure activity, and the severity and duration of the economic recession in Southern California.

Loan charge-offs were $5 million for the second quarter of 1995 compared to $9 million for the second quarter of 1994. For the first six months of 1995, loan charge-offs were $11 million compared to $19 million for the first six months of 1994. The lower charge-off levels compared to the prior year resulted primarily from improvement in non-performing loans and a decrease in foreclosed real estate. (See "Non-performing Assets" for further discussion.) Transfers to valuation allowances for impaired loans were considered as charge-offs in prior periods.

Listed below is a summary of the activity in general valuation allowances applicable to the Bank's loan portfolio during the periods indicated:


                                              Six Months Ended June 30,
                                          ------------------------------
                                              1995              1994
                                          -----------        -----------
                                                  (In thousands)
Beginning general valuation allowances    $   55,353         $   41,078
Provision for loan losses                     11,203             79,700
Charge-offs, net of recoveries:
 Single family                                (3,025)            (4,558)
 Multi-family                                 (8,050)           (14,341)
 Commercial                                      158                  -
 Non-real estate                                  (3)               (75)
                                          ----------         ----------
Total charge-offs                            (10,920)           (18,974)
Transfers to valuation allowances for
 impaired loans                              (14,784)           (24,766)
                                          ----------         ----------
Ending general valuation allowances       $   40,852         $   77,038
                                          ==========         ==========


The ratio of general valuation allowances to the Bank's assets (loans and real estate owned) was 1.27% at the end of the second quarter of 1995, compared to 1.74% as of December 31, 1994 and 2.63% as of June 30, 1994. The Bank also maintains an allowance for loans sold with recourse, recorded as a liability. This allowance was 3.23% of loans sold with recourse as of June 30, 1995, compared to 2.86% as of December 31, 1994 and 2.13% as of June 30, 1994. The balance of loans sold with recourse totaled $287 million, $305 million and $321 million as of June 30, 1995, December 31, 1994 and June 30, 1994, respectively.

The Company's net interest income decreased 6% in the second quarter of 1995 compared to the second quarter of 1994 and 20% in the first six months of 1995 compared to the first six months of 1994. The Company's interest rate margin declined in the second quarter and first six months of 1995 compared to the same periods during 1994 due to increased interest rates. The Federal Reserve increased interest rates seven times throughout 1994 and the first quarter of 1995. Interest rates began to moderate in the second quarter of 1995 and the Company's interest rate margin improved to 1.66% in the second quarter from 1.36% in the first quarter.

Interest expense for the second quarter and first six months of 1995 includes $1.5 million and $2.9 million of interest expense, respectively, on the $50 million in 10-year notes issued by the Company in September of 1994.

The following table sets forth: (i) the average dollar amounts of and average yields earned on loans, mortgage-backed securities and investment securities, (ii) the average dollar amounts of and average rates paid on savings and borrowings, (iii) the average dollar differences, (iv) the interest rate spreads, and (v) the effective net spreads for the periods indicated.

                                      During The Six Months Ended June 30, (1)
                                      ----------------------------------------
                                             1995                 1994
                                      -------------------    -----------------
                                                 (Dollars in thousands)
Average dollar amount of and
 average yield earned on:
 Loans and mortgage-backed
   securities                         $ 3,942,472   7.07%    $3,443,353    6.14%
 Investment securities (2)                175,742   5.57        138,726    4.83
                                      -----------            ----------    ----
 Interest-earning assets                4,118,214   7.01      3,582,079    6.09

Average dollar amount of and
 average rate paid on:
 Deposits                               2,278,447   4.81      2,293,683    3.65
 Borrowings                             1,787,679   6.38      1,200,506    4.21
                                      -----------            ----------
  Interest-bearing liabilities          4,066,126   5.50      3,494,189    3.84

  Average dollar difference between
   interest-earning assets and        -----------            ----------
   interest-bearing liabilities       $    52,088            $   87,890
                                      ===========            ==========
                                                    -----                  -----
 Interest rate spread                               1.51%                  2.25%
                                                    =====                  =====
 Effective net spread (3)                           1.58%                  2.34%
                                                    =====                  =====

                                      During The Three Months Ended June 30,(1)
                                      -----------------------------------------
                                             1995                 1994
                                      ------------------     ------------------
                                                 (Dollars in thousands)
Average dollar amount of and
 average yield earned on:
 Loans and mortgage-backed
   securities                         $3,966,341    7.36%    $3,453,952    6.03%
 Investment securities (2)               177,587    5.68        140,020    4.88
                                      ----------             ----------
 Interest-earning assets               4,143,928    7.29      3,593,972    5.99

Average dollar amount of and
 average rate paid on:
 Deposits                              2,287,592    4.97      2,294,226    3.72
 Borrowings                            1,815,025    6.46      1,225,354    4.35
                                      ----------             ----------
  Interest-bearing liabilities         4,102,617    5.63      3,519,580    3.94

  Average dollar difference between
   interest-earning assets and        ----------             ----------
   interest-bearing liabilities       $   41,311             $   74,392
                                      ==========             ==========
                                                    -----                  -----
 Interest rate spread                               1.66%                  2.05%
                                                    =====                  =====
 Effective net spread (3)                           1.71%                  2.13%
                                                    =====                  =====

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


Real estate operations resulted in net gains of $621 thousand and $1.3 million for the second quarter and first six months of 1995, respectively. Gains are mostly the result of recoveries of excess valuation allowances realized upon the sale of foreclosed properties. In comparison, the Bank recorded net gains of $579 thousand and $961 thousand for the second quarter and first six months of 1994, respectively.

Gain on sale of loans was $426 thousand and $261 thousand, respectively, for the second quarter and first six months of 1995 compared to $84 thousand and $524 thousand, respectively, for the second quarter and first six months of 1994. In the first six months of 1995, the gain varied due primarily to mark to market adjustments on the Bank's portfolio of loans held for sale. The lower volume of loans originated for sale was caused by the reduced levels of real estate sales activity in the current recession.

Total non-interest expense decreased by 4% during both the second quarter and first six months of 1995 compared to the prior year periods. The expense-to-assets ratio was 1.06% of average assets for the second quarter of 1995, down from 1.26% for the same quarter of last year. On a six-month comparative basis, the expense-to-assets ratio was 1.09% for 1995 compared to 1.29% for 1994. Management maintains ongoing programs to monitor the level of non-interest expense incurred by the Bank.


     Non-accrual, Past Due, Modified and Restructured Loans
     ------------------------------------------------------

The Bank accrues interest earned but uncollected for every loan without regard to its contractual delinquency status but establishes a specific interest allowance for each loan which becomes 90 days or more past due or is in foreclosure. Loans on which delinquent interest allowances had been established (non-accrual loans) totaled $92 million at June 30, 1995 compared to $94 million at December 31, 1994 and $124 million at June 30, 1994.

The additional amount of interest that would have been earned had there been no loans 90 days or more delinquent or in foreclosure at June 30, 1995 was $5 million compared to $5 million at December 31, 1994 and $7 million at June 30, 1994.

The Bank has debt restructurings which result from temporary modifications of principal and interest payments. Under these arrangements, loan terms are typically reduced to no less than a monthly interest payment required under the note. Any loss of revenues under the modified terms would be immaterial to the Bank. Generally, if the borrower is unable to return to scheduled principal and interest payments at the end of the modification period, foreclosure proceedings are initiated. As of June 30, 1995, the Bank had modified loans totaling $49 million, net of loan loss allowances totaling $7 million. No modified loans were 90 days or more delinquent as of June 30, 1995.

Pursuant to SFAS No. 114, the Bank considers a loan to be impaired when management believes that it is probable that the Bank will be unable to collect all amounts due under the contractual terms of the loan. Estimated impairment losses are recorded as separate valuation allowances and may be subsequently adjusted based upon changes in the measurement of impairment. Impaired loans, which are disclosed net of valuation allowances, include non-accrual major loans (single family loans with an outstanding principal amount greater than or equal to $500,000 and multi-family and commercial real estate loans with an outstanding principal amount greater than or equal to $750,000), modified loans, and major loans less than 90 days delinquent in which full payment of principal and interest is not expected to be received.

The following is a summary of impaired loans for the periods indicated, net of impairment allowances which totaled $28 million as of June 30, 1995, $24 million as of December 31, 1994 and $32 million as of June 30, 1994:

                           June 30,    December 31,    June 30,
                             1995         1994           1994
                          ---------    ------------   ---------
                                      (In thousands)
Non-accrual loans         $  28,674      $  38,004      $  53,099
Modified loans               34,632         41,635         58,639
Other impaired loans         34,136         28,637         41,808
                          ---------      ---------      ---------
                          $  97,442      $ 108,276      $ 153,546
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

                           June 30,      December 31,    June 30,
                             1995            1994          1994
                          ---------      ------------   ---------
                                      (In thousands)
Fair value method         $  80,260      $  77,245      $  71,337
Present value method         17,182         31,031         82,209
                          ---------      ---------      ---------
Total impaired loans      $  97,442      $ 108,276      $ 153,546
                          =========      =========      =========

Impaired loans for which there were no valuation allowances established totaled $16 million, $22 million and $64 million as of June 30, 1995, December 31, 1994, and June 30, 1994,
respectively.

Listed below is a summary of the activity in the valuation allowance for losses applicable to impaired loans during the period indicated (in thousands):

                                                      June 30,
                                                        1995
                                                      --------
Beginning valuation allowances for impaired loans     $  23,887
 Allocation from general valuation allowances            14,784
 Charges to the allowances (1)                          (10,273)
                                                      ---------
Ending valuation allowances for impaired loans        $  28,398
                                                      =========

------------------------------------
(1) Previously, these amounts would have been considered charge-offs at the time an impairment allowance was established.

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

The average recorded investment in impaired loans during the quarter ended June 30, 1995 was $94 million. The amount of interest income recognized for impaired loans during the quarter ended June 30, 1995 was $2 million under both the accrual method of accounting and the cash basis method of accounting.

Prior to SFAS No. 114, the Bank had a policy of establishing valuation allowances for all loans deemed probable of foreclosure based on the fair value of the collateral. As a result, SFAS No. 114 had only a minor impact on the Bank's allowance for loan losses.

The table below shows the Bank's net investment in non-performing loans determined to be impaired, by property type, as of the periods indicated:

                            June 30,       December 31,    June 30,
                              1995             1994          1994
                            --------       ------------    --------
                                          (In thousands)
Single family               $  4,593       $  2,140        $  1,535
Multi-family                  19,491         22,696          36,849
Commercial                     4,590         13,168          14,715
                            --------       --------        --------
                            $ 28,674       $ 38,004        $ 53,099
                            ========       ========        ========

                                 17

                               Asset Quality
                               -------------

Asset Quality Ratios
--------------------

The following table sets forth certain asset quality ratios of the Bank at the periods indicated:

                                     June 30,     December 31,     June 30,
                                       1995          1994            1994
                                     --------     ------------     --------
Non-Performing Loans to
  Loans Receivable (1)                 2.18%         2.39%           3.18%
Non-Performing Assets to
  Total Assets (2)                     1.99%         2.23%           3.03%
Loan Loss Allowances to
  Non-Performing Loans (3)            68.52%        78.27%          87.15%
General Loss Allowances to
  Loans Receivable and
  Real Estate Owned (4)                1.27%         1.74%           2.63%
General Loss Allowances to
 Total Loans with Loss
 Exposure (5)                          1.41%         1.82%           2.57%

------------------------------------

 (1) Non-performing loans are net of valuation allowances related to those loans. Loans receivable exclude mortgage-backed securities and are before deducting unrealized loan fees, general valuation allowances and valuation allowances for impaired loans.

 (2) Non-performing assets are net of valuation allowances related to those assets.

 (3) The Bank's loan loss allowances, including valuation allowances for non-performing loans and general valuation allowances but excluding general valuation allowances for loans sold by the Bank with full or limited recourse. Non-performing loans are before deducting valuation allowances related to those loans.

 (4) The Bank's general valuation allowances, excluding general valuation allowances for loans sold with full or limited recourse. Loans receivable exclude mortgage-backed securities and are before deducting unrealized loan fees, general valuation allowances and valuation allowances for impaired loans.

 (5) The Bank's general valuation allowances, including general valuation allowances for loans sold with full or limited recourse. Loans with loss exposure include the Bank's loan portfolio plus loans sold with recourse.

                      Non-performing Assets
                      ---------------------

The Bank defines non-performing assets as loans delinquent over 90 days (non-accrual loans), loans in foreclosure and real estate acquired in settlement of loans. An analysis of non-performing assets as of the periods indicated follows:

                                    June 30,     December 31,   June 30,
                                      1995           1994         1994
                                   ---------     ------------   --------
                                               (Dollars in thousands)
Real estate owned:
Single family                      $  5,839       $  5,711       $  9,277
Multi-family                          8,641         10,647         10,085
Commercial                              773            366            137
Other                                     -              -            555
                                   --------       --------       --------
 Total real estate owned             15,253         16,724         20,054

Non-performing loans:
Single family                        20,410         13,041         26,210
Multi-family                         60,242         60,213         78,296
Commercial                           10,846         20,986         19,543
Other                                   409            245            189
Valuation allowances (1)            (22,124)       (18,596)       (31,238)
                                   --------       --------       --------
 Total non-performing loans          69,783         75,889         93,000
                                   --------       --------       --------
Total non-performing assets        $ 85,036       $ 92,613       $113,054
                                   ========       ========       ========

------------------------------------
    (1) Includes valuation allowances for impaired loans and loss allowances on other non-performing loans requiring fair value adjustments.

Real estate acquired by foreclosure at June 30, 1995 decreased 24% compared to June 30, 1994 and 9% compared to December 31, 1994. Non-performing loans decreased 25% at June 30, 1995 compared to the level one year ago and 8% compared to the level at December 31, 1994. Management continues to dedicate significant attention to resolving problem loans and disposing of foreclosed properties. Sales of foreclosed real estate totaled $19 million and $31 million for the second quarter and first six months of 1995, respectively, compared to $24 million and $37 million, respectively for the second quarter and first six months of 1994.


                        Sources of Funds
                        ----------------

External sources of funds include savings deposits, advances from the Federal Home Loan Bank of San Francisco ("FHLB"), securitized borrowings and unsecured term funds.

Savings deposits are accepted from several sources: retail savings branches, the telemarketing department, and national deposit brokers. Not including $18 million and $35 million in interest credits during the second quarter and first six months of 1995, respectively, total savings deposits decreased by $33 million during the second quarter and $52 million during the first six months of 1995.
                                 19

Retail deposits decreased by $45 million during the second quarter and $83 million during the first six months of 1995 primarily due to increased competition from other financial institutions offering promotional accounts in the Bank's market areas. Retail deposits comprised 63% of total savings deposits as of June 30, 1995.

Telemarketing deposits decreased by $21 million during the first six months of 1995 but increased by $8 million during the second quarter. These deposits are normally large deposits from pension plans and other managed trusts. Deposit levels fluctuate based on the attractiveness of the Bank's rates compared to rates available to investors on alternative investments. Telemarketing deposits comprised 8% of total deposits at June 30, 1995.

Deposits acquired from national brokerage firms increased by $3 million during the second quarter of 1995 and $53 million for the first six months of the year. These deposits were used to replace outflows in retail and telemarketing deposits during the first six months of 1995. The Bank has used brokered deposits for nearly 10 years and considers these deposits a stable source of funds. Because the Bank has sufficient capital to be deemed "well-capitalized" by the Office of Thrift Supervision, it may solicit brokered funds without special regulatory approval. At June 30, 1995, brokered deposits comprised 29% of total deposits.

Total borrowings increased by $79 million during the second quarter of 1995, including $29 million in additional borrowings under reverse repurchase agreements and $55 million in advances from the FHLB. Unsecured term funds decreased by $5 million during the second quarter of 1995. Total borrowings increased by $134 million during the first six months of 1995 due to $54 million in additional borrowings under reverse repurchase agreements, $75 million in advances from the FHLB, and $5 million in unsecured term funds.

The cost of funds, operating margins and net earnings of the Bank associated with brokered and telemarketing deposits are generally comparable to the cost of funds, operating margins and net earnings of the Bank associated with retail deposits, FHLB borrowings and repurchase agreements. As the cost of each source of funds fluctuates from time to time, based on market rates of interest generally offered by the Bank and other depository institutions, the Bank seeks funds from the lowest cost source until the relative costs change. As the cost of funds, operating margins and net earnings of the Bank associated with each source of funds are generally comparable, the Bank does not deem the impact of its use of any one of the specific sources of funds at a given time to be material.

Internal sources of funds include both principal payments and payoffs on loans, loan sales, and positive cash flows from operations. Principal payments include amortized principal and prepayments which are a function of real estate activity and the general level of interest rates. Total principal payments were $50 million and $95 million, respectively, for the second quarter and first six months of 1995. This compares with principal payments of $77 million and $142 million, respectively, for the second quarter and first six months of 1994.

Loan sales decreased to $2 million for both the second quarter and the first six months of 1995. This compares with loan sales of $6 million and $42 million, respectively for the second quarter and first six months of 1994.

                  PART II  -  OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Securities Holders

On April 26, 1995, the Company held its Annual Meeting of Stockholders for the purpose of voting on three proposals. The following are the matters voted on at the meeting and the votes cast for, against or withheld, and abstentions as to each such matter. There were no broker non-votes as to these matters.

1. Election of Directors

                                 For       Withheld      Abstain
                              ---------    --------      --------
    William S. Mortensen      9,068,211         0         384,534
    Babette E. Heimbuch       9,065,368         0         387,397
    John R. Woodhull          9,066,750         0         387,995

2. Ratification of proposal to approve 1994 Stock Option and Stock Appreciation Rights Plan.

        For:                  5,862,608
        Against:              2,707,975
        Abstain:                140,809

3. Ratification of KPMG Peat Marwick LLP as independent public auditors for the Company for 1995.

        For:                  9,349,914
        Against                  26,167
        Abstain:                 76,666

Item 6.  Exhibits and Reports on Form 8-K (Unaudited)

a)   Exhibits

 (4.1)  Shareholders' Rights Agreement filed as Exhibit 1 to
        Form 8-A, dated November 2, 1988 and incorporated by reference.

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



b)   Reports on Form 8-K

   No reports on Form 8-K were filed during the period ended
   June 30, 1995.

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                FIRSTFED FINANCIAL CORP.
                                ------------------------
                                 Registrant



                                Date:    August 14, 1995


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