Form 10-Q
period 1995-09-30
FIRSTFED FINANCIAL CORP
filed 1995-11-14
CIK 810536

============================================================================

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
            For the Quarter Ended September 30, 1995
                               OR
          TRANSITION REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


                 Commission File Number: 1-9566

                    FirstFed Financial Corp.
     (Exact name of registrant as specified in its charter)



              Delaware                             95-4087449
       (State or other jurisdiction of             (I.R.S. Employer
        incorporation or organization)             Identification No.)


           401 Wilshire Boulevard
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

                                      Yes     x         No
                                            -----           -----


    As of November 1, 1995, 10,610,402 shares of the Registrant's $.01 par value common stock were outstanding.

============================================================================

                              FirstFed Financial Corp.
                                     Index



                                                                        Page
Part I.    Financial Information                                        ----
           Item 1. Financial Statements

                   Consolidated Statements of Financial Condition          3
                   as of September 30, 1995, December 31, 1994
                   and September 30, 1994

                   Consolidated Statement of Operations for the three      4
                   month and nine month periods ended September 30,
                   1995 and 1994

                   Consolidated Statement of Cash Flows for the nine       5
                   month periods ended September 30, 1995 and 1994

                   Notes to Consolidated Financial Statements              6

           Item 2. Management's Discussion and Analysis of Financial       7
                   Condition and Results of Operations

Part II.   Other Information (omitted items are inapplicable)             17

           Item 6. Exhibits and Reports on Form 8-K

Signatures                                                                18

                  PART I - FINANCIAL STATEMENTS
Item 1. Financial Statements
        --------------------

             FirstFed Financial Corp. and Subsidiary
         Consolidated Statements of Financial Condition
    (Dollars in thousands except share and per share amounts)


                                                   September 30,      December 31,      September 30,
                                                       1995              1994               1994
Assets                                            --------------      ------------      -------------
Cash                                              $     34,300        $     35,853      $     20,457
Investment securities, held to  maturity
  (market of $85,267, $79,316, and $83,898)             86,384              84,052            87,344
Loans receivable                                     3,052,652           3,041,910         3,013,965
Mortgage-backed securities, held to maturity
 (market of $846,359, $791,930, and $727,322)          844,893             821,317           746,656
Loans receivable, held for sale (market of
  $36,270, $30,399, and $24,162)                        35,860              30,399            24,162
Accrued interest and dividends receivable               29,566              24,420            22,629
Real estate                                             21,172              17,081            18,886
Office properties and equipment, net                     8,668               9,211             9,441
Investment in Federal Home Loan Bank
 (FHLB) stock, at cost                                  58,161              56,061            55,361
Other assets                                            18,520              37,110            32,167
                                                  ------------        ------------      ------------
                                                  $  4,190,176        $  4,157,414      $  4,031,068
                                                  ============        ============      ============
Liabilities

Deposits                                          $  2,182,918        $  2,298,914      $  2,206,294
FHLB advances and other borrowings                   1,010,000             913,700           968,700
Securities sold under agreements to repurchase         739,268             691,121           627,800
Deferred income taxes                                        -               6,324                 -
Accrued expenses and other liabilities                  67,635              62,668            47,352
                                                  ------------        ------------      ------------
                                                     3,999,821           3,972,727         3,850,146
                                                  ------------        ------------      ------------

Commitments and Contingencies

Stockholders' Equity

Common stock, par value $.01 per share;
 authorized 25,000,000 shares; issued 11,405,522
 11,395,492, and 11,385,897 shares, outstanding
 10,609,002, 10,598,972, and 10,589,377 shares             114                 114              114
Additional paid-in capital                              28,160              28,061           27,506
Retained earnings - substantially  restricted          174,873             169,186          166,140
Loan to employee stock ownership plan                   (2,960)             (2,842)          (3,006)
Treasury stock, at cost, 796,520 shares                 (9,832)             (9,832)          (9,832)
                                                  ------------        ------------      -----------
                                                       190,355             184,687          180,922
                                                  ------------        ------------      -----------
                                                  $  4,190,176        $  4,157,414      $ 4,031,068
                                                  ============        ============      ===========
                       See accompanying notes to consolidated financial statements.



             FirstFed Financial Corp. and Subsidiary
              Consolidated Statements of Operations
        (Dollars in thousands except  per share amounts)


                                                Three Months Ended     Nine Months Ended
                                                  September 30,          September 30,
                                                ------------------     -----------------
                                                 1995       1994        1995       1994
                                                ------     ------      ------     ------
Interest income:
  Interest on loans                             $ 59,508   $ 47,881   $172,814    $135,894
  Interest on mortgage-backed securities          15,487      8,811     41,608      26,420
  Interest and dividends on investments            3,553      2,850     10,194       7,333
                                                --------   --------   --------    --------
   Total interest income                          78,548     59,542    224,616     169,647
Interest expense:
 Interest on deposits                             27,599     22,636     81,948      64,175
 Interest on borrowings                           29,584     18,282     86,479      43,411
                                                --------   --------   --------    --------
   Total interest expense                         57,183     40,918    168,427     107,586
                                                --------   --------   --------    --------

Net interest income                               21,365     18,624     56,189      62,061
Provision for loan losses                          6,173      3,000     17,376      82,700
                                                --------   --------   --------    --------
Net interest income (loss)
 after provision for losses                       15,192     15,624     38,813     (20,639)
                                                --------   --------   --------    --------
Other income (expense):
 Loan and other fees                               1,252      1,820      4,562       5,179
 Gain  (loss) on sale of  loans and
  mortgage-backed securities                      (2,125)       (20)    (1,864)        504
 Real estate operations, net                          72      1,240      1,399       2,201
  Other operating income                             546        434      1,661       1,155
                                                --------   --------   --------    --------
   Total other income (expense)                     (255)     3,474      5,758       9,039
                                                --------   --------   --------    --------

Non-interest expense                              11,342     11,653     34,224      35,497
                                                --------   --------   --------    --------

Earnings (loss) before income taxes                3,595      7,445     10,347     (47,097)
Income tax provision (benefit)                     1,611      3,287      4,660     (19,587)
                                                --------   --------   --------    --------
Net earnings (loss)                             $  1,984   $  4,158   $  5,687    $(27,510)
                                                ========   ========   ========    ========

Earnings (loss) per share                       $   0.19   $   0.39   $   0.53    $  (2.61)
                                                ========   ========   ========    ========
Weighted average shares outstanding
for earnings per share calculation            10,662,633 10,643,738 10,653,978  10,532,732
                                              ========== ========== ==========  ==========
                See accompanying notes to consolidated financial statements.


             FirstFed Financial Corp. and Subsidiary
              Consolidated Statement of Cash Flows
                     (Dollars in thousands)
                                                             Nine Months Ended
                                                               September 30,
                                                          ------------------------
                                                             1995          1994
                                                          ---------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)                                       $   5,687    $  (27,510)
Adjustments to reconcile net earnings (loss)
       to net cash provided by operating activities:
   Provision for loan losses                                 17,376        82,700
 Amortization of fees and discounts                            (576)       (1,284)
 Net change in loans held for sale                           (5,696)       (3,918)
 Valuation adjustments on real estate sold                     (889)       (7,342)
 Increase in interest and
   dividends receivable                                      (5,146)       (2,920)
 (Increase) decrease in negative amortization                (3,630)          129
 Increase (decrease) in interest payable                      3,215          (550)
 Change in income taxes                                       4,667       (16,366)
 Other                                                        4,362           710
                                                          ---------    ----------
 Net cash provided by operating activities                   19,370        23,649
                                                          ---------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Loans made to customers and principal
  reduction on loans                                       (115,681)     (471,746)
 Loans repurchased                                          (18,699)      (17,915)
 Loans purchased                                                  -       (59,166)
 Proceeds from sales of real estate
                                                             46,098        66,181
 Purchase of investment securities                          (13,095)       (2,348)
 Principal reductions on mortgage-backed securities          36,144        67,937
 Proceeds from maturities and principal payments
   on investment  securities                                 10,675        18,693
 Purchase of FHLB stock                                           -       (15,085)
 Other                                                        4,460        (5,838)
                                                          ---------    ----------
  Net cash used by investing activities                     (50,098)     (419,287)
                                                          ---------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

 Net decrease in savings deposits                          (115,996)      (99,186)
 Net increase in short term borrowings                      407,647       610,851
 Proceeds from long term borrowings                               -       100,000
 Repayment of long term borrowings                         (263,200)     (207,500)
 Other                                                          724        (5,561)
                                                          ---------    ----------
 Net cash provided by financing activities                   29,175       398,604
                                                          ---------    ----------
Net increase (decrease) in cash and cash equivalents         (1,553)        2,966
Cash and cash equivalents at beginning of period             35,853        17,491
                                                          ---------    ----------
Cash and cash equivalents at end of period                $  34,300    $   20,457
                                                          =========    ==========
        See accompanying notes to consolidated financial statements.

             FirstFed Financial Corp. and Subsidiary
           Notes to Consolidated Financial Statements



1-. The unaudited financial statements included herein have been prepared by the Registrant pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Registrant, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the periods covered have been made. Certain information and note disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Registrant believes that the disclosures are adequate to make the information presented not misleading.

It   is  suggested  that  these  condensed  financial  statements be read in conjunction with the financial statements and the notes thereto included in the Registrant's latest annual report on Form 10-K. The results for the periods covered hereby are not necessarily indicative of the operating results for a full year.

2-. Earnings (loss) per share were computed by dividing net earnings or loss by the weighted average number of shares of common stock outstanding for the period, plus the effect of stock options, if dilutive. Weighted average shares outstanding for the earnings per share calculation were 10,662,633 for the three months ended September 30, 1995 and 10,643,738 for the three months ended September 30, 1994. Weighted average shares outstanding for the earnings (loss) per share calculation were 10,653,978 for the nine-month period ended September 30, 1995 and 10,532,732 for the nine-month period ended September 30, 1994.

3-.  For  purposes of  reporting  cash flows on the "Consolidated
Statement of Cash Flows", cash and cash equivalents include cash, overnight investments and securities purchased under agreements to resell which mature within 90 days or less.

4-. The Bank adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," ("SFAS No. 114") effective January 1, 1994. SFAS No. 114 requires the measurement of impaired loans based on the present value of expected future cash flows discounted at the loan's effective interest rate, or at the loan's observable market price or at the fair value of its collateral. SFAS No. 114 does not apply to large groups of homogeneous loans that are collectively reviewed for impairment. For the Bank, loans collectively reviewed for impairment include all single family loans less than $500 thousand and multi-family loans less than $750 thousand. The adoption of SFAS No. 114 did not result in material additions to the Bank's provision for loan losses.

Prior to the adoption of SFAS No. 114, the Bank considered the transfer of specific allowances from general valuation allowances to be "charge-offs." Pursuant to SFAS No. 114, the Bank now considers these transfers as valuation allowances for impairment.

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations


Financial Condition

At September 30, 1995, FirstFed Financial Corp., (the "Company"), holding company for First Federal Bank of California and its subsidiaries (the "Bank"), had consolidated assets totaling  $4.2  billion, comparable to  the  asset  level  as  of
December 31, 1994 and 4% greater than the asset level as of September 30, 1994. Due to the continued weakness in the Southern California real estate markets, loan originations have decreased in 1995. Asset growth from the September 30, 1994 level resulted from loan originations, primarily in the fourth quarter of 1994.

The economic recession, which has persisted in Southern California since mid-1990, is beginning to show some signs of improvement during 1995. According to the UCLA Business Forecast for California, September, 1995 Report (the "UCLA Report"), California is outpacing the nation in the areas of payroll employment and merchandise exports. There has also been improvement in statewide taxable sales and bank loans to businesses and consumers.

Despite the improvement in some areas of the California economy, Southern California real estate continues to be depressed by the recession. The UCLA Report states that multi-family housing permits, new construction and new single family homes sales have declined further in 1995 compared to the already deflated levels of 1994. Some signs of stabilization have occurred in recent months. According to sources quoted in the UCLA Report, sales of existing single family homes were nearly the same in July as they were in June of 1995 (though nearly 10% below July, 1994 sales). Also, sales prices for existing homes have increased in recent months.

The recession, combined with riots, earthquakes and other natural disasters, has negatively impacted the Company's results over the last three years. The weakness in the Southern California real estate market has impacted the credit quality of the Bank's loan portfolio, creating a need for larger provisions for loan losses. Provisions for loan losses were $17 million for the first nine months of 1995 compared to $83 million for the first nine months of 1994. The Bank recorded provisions for loan losses totaling $6 million for the third quarter of 1995, down from $8 million for the second quarter of 1995. The Bank also recorded $2 million in additional loss provisions in the third quarter of 1995 (recorded as a loss on the sale of loans) for loans previously sold with recourse. Due to the large provisions recorded in the first and second quarters of 1994, a provision of only $3 million was necessary for the third quarter of 1994.

For the first nine months of 1995, loan charge-offs were $18 million compared to $24 million for the first nine months of 1994. Loan charge-offs were $7 million for the third quarter of 1995 compared to $5 million for the third quarter of 1994. Charge-offs during 1995 and 1994 were due primarily to losses on multi-family loans which have been particularly affected in the on-going recession. The ratio of non-performing assets to total assets was 2.19% as of September 30, 1995, compared to 2.23% at December 31, 1994 and 3.03% at September 30, 1994. Real estate acquired by foreclosure at September 30, 1995 increased 14% from September 30, 1994 and 26% from December 31, 1994. Loans delinquent greater than 90 days decreased 32% at September 30, 1995 compared to the level one year ago and 7% compared to the level at December 31, 1994. (See "Non-performing Assets" for further discussion.)

The Bank's general valuation allowances were $38 million at September 30, 1995 compared to $55 million at December 31, 1994 and $70 million at September 30, 1994. The decrease in general valuation allowances is consistent with the decline in loan charge-offs and non-performing assets compared to last year.

The Bank also maintains valuation allowances for impaired loans which totaled $26 million at September 31, 1995 compared to $24 million at December 31, 1994 and $26 million at September 31, 1994. Transfers to the allowance for impaired loans totaled $2 million and $17 million, respectively, for the third quarter and first nine months of 1995 compared to $6 million and $31 million, respectively, for the third quarter and first nine months of 1994. Prior to 1994, transfers to loan allowances for impaired loans were considered as charge-offs by the Bank.

The Bank's portfolio of loans, including mortgage-backed securities, as of September 30, 1995 totaled $3.9 billion, comparable to the December 31, 1994 level. Mortgage-backed securities generally have the same experience with respect to prepayment, repayment, delinquencies and other factors of the Bank's loan portfolio.

The following table shows the components of the Bank's portfolio of loans and mortgage-backed securities by collateral type for the periods indicated:

                                          September 30,    December 31,    September 30,
                                             1995             1994            1994
                                          -------------    ------------    -------------
                                                      (Dollars in thousands)
REAL ESTATE LOANS:
 First trust deed residential loans:
  One unit                                $ 1,229,844      $ 1,192,251      $ 1,165,578
  Two to four units                           354,548          350,718          356,931
  Five or more units                        1,341,541        1,357,251        1,361,724
                                          -----------      -----------      -----------
    Residential loans                       2,925,933        2,900,220        2,884,233
OTHER REAL ESTATE LOANS:
  Commercial and industrial                   222,308          246,340          244,564
  Second trust deeds                           18,558           20,401           21,587
  Other                                         3,471            4,793            4,768
                                          -----------      -----------      -----------
    Real estate loans                       3,170,270        3,171,754        3,155,152
NON-REAL ESTATE LOANS:
  Manufactured housing                          2,118            2,439            2,533
  Deposit accounts                              1,618            1,301            1,150
  Consumer                                        469              506              548
                                          -----------      -----------      -----------
    Loans receivable                        3,174,475        3,176,000        3,159,383
LESS:
  General valuation allowances-
       loan portfolio                          37,938           55,353           69,625
  Valuation allowances - impaired loans        25,695           23,887           26,432
  Unrealized loan fees                         22,330           24,451           25,199
                                          -----------      -----------      -----------
    Net loans receivable                    3,088,512        3,072,309        3,038,127
FHLMC AND FNMA MORTGAGE-
  BACKED SECURITIES:
  Secured by single family dwellings          820,047          794,126          719,018
  Secured by multi-family dwellings            24,846           27,191           27,638
                                          -----------      -----------      -----------
    Mortgage-backed securities                844,893          821,317          746,656
                                          -----------      -----------      -----------
      TOTAL                               $ 3,933,405      $ 3,893,626      $ 3,784,783
                                          ===========      ===========      ===========

The Bank originates primarily single family loans in Southern California. Recently, loan originations have been impacted by the decrease in real estate sales activity due to the recession. Loan originations decreased by 67% in the first nine months of 1995 compared to the first nine months of 1994. Management decided to de-emphasize the origination of multi-family loans starting in the fourth quarter of 1994 because market pricing did not fully compensate the Bank for the risks associated with this type of lending. This decision contributed to the decrease in loan originations in 1995.

The one year GAP ratio (the difference between rate-sensitive assets and liabilities repricing within one year or less as a percentage of total assets) was a positive $383 million or 9.13% at the end of the third quarter. In comparison, the one year GAP ratio was a positive $636 million or 15.79% as of September 30, 1994 and $574 million or 13.81% of total assets as of December 31, 1994. The positive one year GAP decreased during the first nine months of 1995 due to an increase in certificates of deposit maturing in less than one year.

Over 94% of the Bank's loans adjust based upon monthly changes in the Eleventh District Cost of Funds Index ("COFI Index"). Since the majority of the Bank's loans are monthly adjustables, the Bank's one year GAP position varies primarily based upon the remaining terms of its savings and borrowings. The longer the term of the Bank's liabilities, the more positive the one year GAP. A positive GAP normally benefits a financial institution in times of increasing interest rates. However, the Bank's net interest income typically declines during periods of increasing interest rates because of the three month time lag before changes in the COFI Index can be implemented with respect to the Bank's loans. In order to diversify its loan portfolio, starting in 1995, the Bank began emphasizing the origination of adjustable rate loans based upon the one month London Interbank Overseas Rate ("LIBOR").

Deposits, including interest credited, were $2.2 billion, as of September 30, 1995 and September 30, 1994. As of December 31,
1994, deposits were slightly higher at $2.3 billion. The decrease in savings resulted from increased competition from institutions offering promotional accounts in the Bank's market areas and decreased customer demand for deposits from national brokerage houses. Borrowings increased to $1.7 billion as of September 30, 1995, from $1.6 billion as of September 30, 1994 and as of December 31, 1994.

The Bank's capital as of September 30, 1995 exceeded the minimum amounts required by its primary regulatory agency, the Office of Thrift Supervision ("OTS"). The Bank was required to maintain tangible capital of at least 1.5% of adjusted total assets, core capital of at least 3% of adjusted total assets, and risk-based capital of at least 8% of risk-weighted assets. The Bank's core and tangible capital ratios were both 5.5% and the risk-based capital ratio was 10.6% at September 30, 1995. These ratios meet the OTS' requirements necessary to be deemed well capitalized.

Results of Operations

The Company reported consolidated net earnings of $2.0 million for the third quarter of 1995 compared to net earnings of $4.2 million for the third quarter of 1994. The decrease in quarterly net earnings resulted from a $3.2 million increase in the provision for loan losses in the third quarter of 1995 compared to the same quarter of the prior year. The increased provisions were partially offset by a 15% increase in net interest income and a 3% decline in non-interest expense compared to the third quarter of the prior year.

For the first nine months of 1995, the Company reported consolidated net earnings of $5.7 million compared to a net loss of $27.5 million for the first nine months of 1994. Results for the first nine months of 1994 were adversely impacted by a $82.7 million provision for loan losses due to weakness in the Southern California real estate market and estimated losses from the January 17, 1994 earthquake. Although the Company has reported positive results throughout 1995, its level of earnings has continued to be impacted by weakness in the Southern California real estate market, primarily in the area of multi-family housing.

Multi-family loans comprised 34% of loans and mortgage-backed securities as of September 30, 1995. The value of multi-family properties has declined due to a weak rental market resulting in increased vacancies and lower rents. Upon foreclosure, or when a loan becomes a non-accrual loan, the properties securing the loans are recorded at fair value less the estimated costs to sell.

Management is unable to predict future levels of loan loss provisions. Among other things, future loan loss provisions are based on the level of loan charge-offs, transfers to allowances for impaired loans, foreclosure activity, and the severity and duration of the economic recession in Southern California.

For the first nine months of 1995, loan charge-offs were $18 million compared to $24 million for the first nine months of 1994. The lower charge-off levels in 1995 resulted primarily from improvement in non-performing loans. (See "Non-performing Assets" for further discussion.) Transfers to valuation allowances for impaired loans were considered as charge-offs prior to 1994. These transfers totaled $2 million and $17 million for the third quarter and first nine months of 1995 compared to $6 million and $31 million for the third quarter and first nine months of 1994.

Listed below is a summary of the activity in general valuation allowances applicable to the Bank's loan portfolio during the periods indicated:

                                                  Nine Months Ended September 30,
                                                  --------------------------------
                                                      1995                1994
                                                  -----------         ------------
                                                         (Dollars in thousands)
Beginning general valuation allowances            $   55,353          $    40,669
Provision for loan losses                             17,376               82,700
Charge-offs, net of recoveries:
 Single family                                        (5,474)              (7,709)
 Multi-family                                        (14,092)             (21,452)
 Commercial                                            2,066                5,210
 Non-real estate                                           -                 (100)
                                                  ----------          -----------
Total charge-offs                                    (17,500)             (24,051)
Transfers to liability account for
 loans sold with recourse                               (503)                 942
Transfers (to) from  valuation allowances for
    impaired loans:
 Single family                                          (187)                (187)
 Multi-family                                        (14,093)             (22,403)
 Commercial                                           (2,508)              (8,045)
                                                  ----------          -----------
Total transfers to valuation allowances for
   impaired loans                                    (16,788)             (30,635)
                                                  ----------          -----------
Ending general valuation allowances               $   37,938          $    69,625
                                                  ==========          ===========

The ratio of general valuation allowances to the Bank's assets with loss exposure (primarily loans and real estate owned) was 1.18% at the end of the third quarter of 1995, compared to 1.73% as of December 31, 1994 and 2.19% as of September 30, 1994. The Bank also maintains an allowance for loans sold with recourse, recorded as a liability. This allowance was 4.13% of loans sold with recourse as of September 30, 1995, compared to 2.86% as of December 31, 1994 and 1.87% as of September 30, 1994. The balance of loans sold with recourse totaled $281 million, $305 million and $310 million as of September 30, 1995, December 31, 1994 and September 30, 1994, respectively. The Bank has not entered into any new recourse arrangements since 1989.

The Company's net interest income increased 15% in the third quarter of 1995 compared to the third quarter of 1994 and decreased 9% in the first nine months of 1995 compared to the first nine months of 1994. The Company's interest rate margin increased in the third quarter, yet decreased for the first nine months compared to the same periods of last year. The Federal Reserve increased interest rates seven times throughout 1994 and the first quarter of 1995. Interest rates began to moderate in the second quarter of 1995 and the Federal Reserve decreased interest rates early in the third quarter. The Company's interest rate margin improved to 1.92% in the third quarter of 1995 from 1.85% in the third quarter of 1994.

Interest expense for the third quarter and first nine months of 1995 includes $1.5 million and $4.4 million of interest expense, respectively, on the $50 million in 10-year notes issued by the Company in September of 1994.

The following table sets forth: (i) the average daily dollar amounts of and average yields earned on loans, mortgage-backed securities and investment securities, (ii) the average daily dollar amounts of and average rates paid on savings and borrowings, (iii) the average daily dollar differences, (iv) the interest rate spreads, and (v) the effective net spreads for the periods indicated.


                                    During the Nine Months Ended September 30,      During the Three Months Ended September 30,
                                    ------------------------------------------      -------------------------------------------
                                            1995                   1994                     1995                    1994
                                    --------------------     -----------------      ---------------------     -----------------
                                                                         (Dollars in thousands)
Average dollar amount of and
  average yield earned on:
  Loans and mortgage-backed
    securities                      $ 3,946,865   7.24%      $ 3,506,748  6.17%     $ 3,955,711   7.58%       $ 3,633,745  6.24%
 Investment securities (1)              177,437   5.58           143,525  4.89          180,826   5.60            153,123  4.98
                                    -----------              -----------            -----------               -----------
Interest-earning assets               4,124,302   7.17         3,650,273  6.12        4,136,537   7.49          3,786,868  6.19

Average dollar amount of and
 average rate paid on:
 Deposits                             2,256,933   4.86         2,284,289  3.76        2,213,907   4.95          2,265,502  3.97
 Borrowings                           1,809,352   6.36         1,288,785  4.47        1,852,989   6.30          1,465,343  4.91
                                    -----------              -----------            -----------               -----------
  Interest-bearing liabilities        4,066,285   5.52         3,573,074  4.01        4,066,896   5.57          3,730,845  4.34

  Average dollar difference between
   interest-earning assets and      -----------              -----------            -----------               -----------
   interest-bearing liabilities     $    58,017              $    77,199            $    69,641               $    56,023
                                    ===========              ===========            ===========               ===========
                                                  -----                   -----                   -----                    -----
 Interest rate spread                             1.65%                   2.11%                   1.92%                    1.85%
                                                  =====                   =====                   =====                    =====
 Effective net spread (2)                         1.73%                   2.19%                   2.02%                    1.91%
                                                  =====                   =====                   =====                    =====

----------------------------------
(1)  Does not include Federal Home Loan Bank Stock.
(2) The effective net spread is a fraction, the denominator of which is the average dollar amount of interest-earning assets, and the numerator of which is net interest income (excluding stock dividends and miscellaneous interest income).


Real estate operations produced net gains of $72 thousand and $1.4 million for the third quarter and first nine months of 1995, respectively. In comparison, the Bank recorded net gains of $1.2 million and $2.2 million for the third quarter and first nine months of 1994, respectively. Gains are the result of having conservatively estimated the fair value of the foreclosed properties sold.

A net loss on sale of loans of $1 thousand and a net gain of $260 thousand were recognized for the first quarter and nine months of 1995, respectively, compared to a net loss of $20 thousand and a net gain of $504 thousand, respectively, for the third quarter and first nine months of 1994. During the third quarter of 1995, the Bank also recorded, as a loss on sale of loans, $2.1 million in additional allowances for loans previously sold with recourse. There were no such additional allowances during 1994.

The volume of loans sold during the third quarter and the first nine months of 1995 was $8 million and $10 million, respectively. For the third quarter and nine months ended 1994, the volume of loans sold was $1 million and $43 million, respectively. Loans sold have been impacted by the reduced levels of real estate sales activity in the current recession.

Total non-interest expense decreased by 3% and 4% during the third quarter and first nine months of 1995, respectively, compared to the prior year periods. The expense-to-assets ratio was 1.07% of average assets for the third quarter of 1995, down from 1.20% for the same quarter of last year. On a nine-month comparative basis, the expense-to-assets ratio was 1.09% for 1995 compared to 1.25% for 1994. Management maintains ongoing programs to monitor the level of non-interest expense incurred by the Bank.


Non-accrual, Past Due, Modified  and Restructured Loans

The Bank accrues interest earned but uncollected for every loan without regard to its contractual delinquency status but establishes a specific interest allowance for each loan which becomes 90 days or more past due or is in foreclosure. Loans on which delinquent interest allowances had been established (non-accrual loans) totaled $93 million at September 30, 1995 compared to $94 million at December 31, 1994 and $131 million at September 30, 1994.

The additional amount of interest that would have been earned had there  been no loans 90 days or more delinquent or in foreclosure was  $5  million  at  September 30, 1995 and  December  31,  1994 compared to $7 million at September 30, 1994.

The Bank has debt restructurings which result from temporary modifications of principal and interest payments. Under these arrangements, loan terms are typically reduced to no less than a monthly interest payment required under the note. Any loss of revenues under the modified terms would be immaterial to the Bank. Generally, if the borrower is unable to return to scheduled principal and interest payments at the end of the modification period, foreclosure proceedings are initiated. As of September 30, 1995, the Bank had modified loans totaling $30 million, net of loan loss allowances totaling $5 million. No modified loans were 90 days or more delinquent as of September 30, 1995.

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

Valuation allowances for impairment totaled $26 million as of September 30, 1995, $24 million as of December 31, 1994 and $26 million as of September 30, 1994. The following is a summary of impaired loans, net of valuation allowances for impairment, for the periods indicated:

                                     September 30,     December 31,     September 30,
                                         1995             1994              1994
                                     -------------     ------------     -------------
                                                    (Dollars in thousands)
Non-accrual loans                    $     27,635      $     38,004     $     44,437
Modified loans                             22,249            41,635           50,059
Other impaired loans                       34,738            28,637           22,600
                                     ------------      ------------     ------------
                                     $     84,622      $    108,276     $    117,096
                                     ============      ============     ============

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



                                  September 30,   December 31,   September 30,
                                     1995            1994            1994
                                  -------------   ------------   -------------
                                             (Dollars in thousands)
Fair value method                 $     68,011   $     77,245    $     62,665
Present value method                    16,611         31,031          54,431
                                  ------------   ------------    ------------
Total impaired loans              $     84,622   $    108,276    $    117,096
                                  ============   ============    ============

Impaired loans for which there were no valuation allowances established totaled $14 million, $22 million and $32 million as of September 30, 1995, December 31, 1994, and September 30, 1994, respectively.

Listed below is a summary of the activity in the valuation allowance for losses applicable to impaired loans during the period indicated (dollars in thousands):

                                                          September 30,
                                                              1995
                                                          -------------
Beginning valuation allowances for impaired loans         $    23,887
 Allocation from general valuation allowances                  16,788
 Charges to the allowances (1)                                (14,980)
                                                          -----------
Ending valuation allowances for impaired loans            $    25,695
                                                          ===========

------------------------------------
(1) Prior to 1994, these amounts were considered charge-offs at the time an impairment allowance was established.

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

The average recorded investment in impaired loans during the quarter ended September 30, 1995 was $84 million. The amount of interest income recognized for impaired loans during the quarter ended September 30, 1995 was $1 million under both the accrual method of accounting and the cash basis method of accounting.

Prior to SFAS No. 114, the Bank had a policy of establishing valuation allowances for all loans deemed probable of foreclosure based on the fair value of the collateral. As a result, SFAS No. 114 had only a minor impact on the Bank's allowance for loan losses.

The table below shows the Bank's net investment in non-performing loans determined to be impaired, by property type, as of the periods indicated:

                                      September 30,   December 31,   September 30,
                                         1995            1994            1994
                                      -------------   ------------   -------------
                                                    (Dollars in thousands)
Single family                         $     2,170     $     2,140    $    3,318
Multi-family                               25,465          22,696        28,383
Commercial                                      -          13,168        12,736
                                      -----------     -----------    ----------
                                      $    27,635     $    38,004    $   44,437
                                      ===========     ===========    ==========

Asset Quality

The following table sets forth certain asset quality ratios of the Bank at the periods indicated:

                                      September 30,      December 31,     September 30,
                                         1995               1994             1994
                                      -------------      ------------     -------------
Non-Performing Loans to
 Loans Receivable (1)                       2.22%             2.39%            3.28%
Non-Performing Assets to
 Total Assets (2)                           2.19%             2.23%            3.03%
Loan Loss Allowances to
 Non-Performing Loans (3)                  64.92%            78.27%           73.95%
General Loss Allowances to
 Assets with Loss Exposure (4)              1.18%             1.73%            2.19%
General Loss Allowances to
 Total Assets with Loss
 Exposure (5)                               1.40%             1.82%            2.17%

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

(4) The Bank's general valuation allowances, excluding general valuation allowances for loans sold with full or limited recourse. The Bank's assets with loss exposure include primarily loans and real estate owned, but exclude mortgage-backed securities.

(5) The Bank's general valuation allowances, including general valuation allowances for loans sold with full or limited recourse. Assets with loss exposure include the Bank's loan portfolio and real estate owned plus loans sold with recourse, but exclude mortgage-backed securities.

Non-performing Assets

The Bank defines non-performing assets as loans delinquent over 90 days (non-accrual loans), loans in foreclosure and real estate acquired by foreclosure (real estate owned). An analysis of non-performing assets as of the periods indicated follows:


                                  September 30,    December 31,    September 30,
                                     1995             1994            1994
                                  -------------    ------------    -------------
                                                  (Dollars in thousands)
Real estate owned:
Single family                      $  7,599        $  5,711        $  8,851
Multi-family                          8,642          10,647           9,579
Commercial                            4,718             366              41
Other                                    92               -              55
                                   --------        --------        --------
 Total real estate owned             21,051          16,724          18,526

Non-performing loans:
Single family                        23,116          13,041          29,981
Multi-family                         65,943          60,213          77,555
Commercial                            3,677          20,986          23,240
Other                                   124             245             271
Valuation allowances (1)            (22,347)        (18,596)        (27,289)
                                   --------        --------        --------
 Total non-performing loans          70,513          75,889         103,758
                                   --------        --------        --------
Total non-performing assets        $ 91,564        $ 92,613        $122,284
                                   ========        ========        ========

------------------------------------
(1) Includes valuation allowances for impaired loans and loss allowances on other non-performing loans requiring fair value adjustments.


Real estate acquired by foreclosure at September 30, 1995 increased 14% compared to September 30, 1994 and 26% compared to December 31, 1994. Increases during 1995 were due to greater foreclosures on commercial and single-family properties offset by sales of multi-family real estate. Non-performing loans decreased 32% at September 30, 1995 compared to the level one year ago and 7% compared to the level at December 31, 1994. The decrease in non-performing loans during 1995 was primarily due to an increase in valuation allowances to record non-performing loans at fair value. Also, several large commercial loans were foreclosed upon and sold during the first nine months of 1995. Management continues to dedicate significant attention to resolving problem loans and disposing of foreclosed properties. Sales of foreclosed real estate totaled $14 million and $45 million for the third quarter and first nine months of 1995, respectively, compared to $23 million and $61 million, respectively for the third quarter and first nine months of 1994.

Sources of Funds

External sources of funds include savings deposits, advances from the Federal Home Loan Bank of San Francisco ("FHLB"), securitized borrowings and unsecured term funds.

Savings deposits are accepted from several sources: retail savings branches, the telemarketing department, and national deposit brokers. Not including $18 million and $54 million in interest credits during the third quarter and first nine months of 1995, respectively, total savings deposits decreased by $170 million during the first nine months of 1995 and $118 million during the third quarter.

Retail deposits decreased by $86 million during the first nine months of 1995 and $3 million during the third quarter. Decreases were due to increased competition from other financial institutions offering promotional accounts in the Bank's market areas. The Bank instituted its own promotional accounts during the third quarter which helped stem the outflow of funds. Retail deposits comprised 67% of total savings deposits as of September 30, 1995.

Telemarketing deposits increased by $3 million during the first nine months of 1995 and $25 million during the third quarter. These deposits are normally large deposits from pension plans and other managed trusts. Deposit levels fluctuate based on the attractiveness of the Bank's rates compared to rates available to investors on alternative investments. Telemarketing deposits comprised 10% of total deposits at September 30, 1995.

Deposits acquired from national brokerage firms ("brokered deposits") decreased by $87 million during the first nine months of 1995 and $140 million for the third quarter of the year. Brokered deposits decreased during 1995 due to decreased customer demand and were replaced by borrowings, primarily from the FHLB. The Bank has used brokered deposits for over 10 years and considers these deposits a stable source of funds. Because the Bank has sufficient capital to be deemed "well-capitalized" by the Office of Thrift Supervision, it may solicit brokered funds without special regulatory approval. At September 30, 1995, brokered deposits comprised 23% of total deposits.

Total borrowings increased by $144 million during the first nine months of 1995 due to additional borrowings of $48 million under reverse repurchase agreements, $88 million in advances from the FHLB, and $8 million in unsecured term funds. Total borrowings increased by $10 million during the third quarter of 1995, due to $3 million in additional borrowings of unsecured term funds and $12 million in advances from the FHLB. Reverse repurchase agreements decreased by $5 million during the third quarter of 1995.

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

Internal sources of funds include both principal payments and payoffs on loans, loan sales, and positive cash flows from operations. Principal payments include amortized principal and prepayments which are a function of real estate activity and the general level of interest rates. Total principal payments were $58 million and $152 million, respectively, for the third quarter and first nine months of 1995. This compares with principal payments of $70 million and $211 million, respectively, for the third quarter and first nine months of 1994.

Loan  sales  decreased to $8 million and $10  million  for   the
third quarter and the first nine months of 1995. This compares with loan sales of $869 thousand and $43 million, respectively for the third quarter and first nine months of 1994.

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



       b)     Reports on Form 8-K

              No reports on Form 8-K were filed during the period ended September 30, 1995.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                FIRSTFED FINANCIAL CORP.
                                ------------------------
                                 Registrant

                                Date:   November 14, 1995


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