Form 10-K
period 1995-12-31
FIRSTFED FINANCIAL CORP
filed 1996-03-18
CIK 810536

 ==================================================================

                            UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
                             FORM 10-K
(Mark One)
[X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
           For the Fiscal Year Ended December 31, 1995
                                 OR
[  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

           For the Transition Period from   N/A   to
                                           -----      -----
                    Commission File Number: 1-9566
                      FirstFed Financial Corp.
         (Exact name of registrant as specified in its charter)

            Delaware                               95-4087449
    (State or other jurisdiction of           (I.R.S. Employer
    incorporation or organization)            Identification No.)

     401 Wilshire Boulevard
     Santa Monica, California                      90401-1490
   (Address of principal executive offices)        (Zip Code)

 Registrant's telephone number, including area code: (310) 319-6000

     Securities registered pursuant to Section 12(b) of the Act:
                     Common Stock $0.01 par value
                            (Title of Class)

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

The approximate aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 15, 1996:
$139,389,004.

The number of shares of Registrant's $0.01 par value common stock outstanding as of February 15, 1996: 10,614,402.

                  DOCUMENTS INCORPORATED BY REFERENCE

Portions   of   the  Proxy  Statement  for  Annual   Meeting   of
Stockholders, April 24, 1996 (Parts III & IV).

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (sub-section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]
===================================================================

                             PART I

ITEM 1--BUSINESS

 General Description

       FirstFed Financial Corp., a Delaware corporation ["FFC", and collectively with its sole and wholly-owned subsidiary, First Federal Bank of California (the "Bank"), the "Company"], was incorporated on February 3, 1987. Since September 22, 1987, FFC has operated as a savings and loan holding company engaged primarily in the business of owning the Bank. Because the Company does not presently engage in any independent business operations, substantially all earnings and performance figures herein reflect the operations of the Bank.

      The Bank was organized in 1929 as a state-chartered savings and loan association, and, in 1935, converted to a federal mutual charter. In February 1983 the Bank obtained a federal savings bank charter, and, in December 1983, converted from mutual to stock ownership.

     The principal business of the Bank is attracting savings and checking deposits from the general public, and using such deposits, together with borrowings and other funds, to make real estate secured loans.

      At December 31, 1995, the Company had assets totaling $4.1 billion compared to $4.2 billion at December 31, 1994. The Company recorded net earnings of $6.5 million for the year ended December 31, 1995. It recorded net losses of $24.5 million and $2.0 million, respectively, for the years ended December 31, 1994 and 1993.

      The Bank derives its revenues principally from interest on loans and investments, gain on sale of loans originated, and servicing  fees  on loans sold. Its major items  of  expense  are
interest   on   deposits   and  borrowings,   and   general   and
administrative expense.

     As of February 15, 1996, the Bank operated 25 retail savings branches and 5 loan origination offices, all located in Southern California. In addition to the retail branches, the Bank has telemarketing programs which expand the geographical scope of its deposit activities. Permission to operate all full-service branches must be granted by the Office of Thrift Supervision ("OTS").

      The Bank's principal market for loan originations continues to be Southern California.

      The Bank has three wholly-owned subsidiaries: Seaside Financial Corporation, Oceanside Insurance Agency, Inc. and Santa Monica Capital Group, all of which are California corporations. See "Subsidiaries." It conducts its loan origination business under the name "FirstFed Mortgage Services."
See "Competition".

 Current Operating Environment

     The Company's operating results are significantly influenced by national and regional economic conditions, monetary and fiscal
policies   of   the  federal  government,  housing   demand   and
affordability and general levels of interest rates.

      The Bank's primary market area is Los Angeles County. This area of Southern California has been especially affected by the economic recession which began in 1990. Many economists agree that California is now in the second year of its recovery from the recession, although business activity has not yet improved to pre-recession levels. Propelling the recovery is job growth, particularly in the entertainment and personal services industries, increased foreign trade, and an improved business climate in the state of California. Retail trade and consumer confidence have also shown recent signs of improvement.

      The real estate market is one sector of the economy yet to show any real signs of recovery, although the extent by which real estate values are declining has decreased recently. According to the "UCLA Business Forecast for California, December, 1995 Report" ("UCLA Report"), home prices have fallen 2.5% since the beginning of 1994. This represents an improvement from the 11% per annum depreciation rate which prevailed from the second quarter of 1992 through the first quarter of 1994. The extent by which the real estate market improves in the near future depends to a large extent upon the levels of interest rates, as well as the amount of problem real estate loans and foreclosed properties held by financial institutions. According to the UCLA Report, continued foreclosures may add to problems in the real estate sector by increasing the supply of homes for sale, causing downward pressure on home prices. Any additional price depreciation will add to an already weak situation where a homeowners' equity in the property is close to zero or negative.

      Because the Bank typically lends less than 90% of the appraised value of the underlying collateral of loans originated, borrowers originally have equity in their properties. However, when the value of the underlying collateral declines, borrowers may have little or no remaining equity and consequently foreclosure by the Bank becomes more likely. Additionally, multi-family property values have been impacted by decreased rental income resulting from increased vacancies and a general lowering of market rents. Upon foreclosure, or when foreclosure becomes likely, the Bank's assets are recorded at fair value less estimated cost to sell. Consistent with real estate trends in the greater Los Angeles area, non-performing assets were 2.33% of total assets at the end of 1995 compared to 2.23% at the end of 1994 and 3.23% at the end of 1993.

      The Bank continually monitors the sufficiency of the collateral supporting its loan portfolio. The portfolio is evaluated on a number of factors including property location, date of origination and the original loan-to-value ratio. The
Bank has added substantial amounts to its general allowance for anticipated loan losses as a result of these evaluations, particularly during 1993 and 1994 at the height of the real estate recession. The provision for loan losses was $28 million in 1995 compared to $86 million in 1994 and $68 million in 1993.

      The ratio of general valuation allowances to the Bank's assets with loss exposure (the Bank's loan portfolio plus real estate owned) was 1.35% at the end of 1995 compared to 1.73% at the end of 1994 and 1.46% at the end of 1993. The decrease in general valuation allowances is consistent with the decrease in charge-offs to $40 million in 1995 from $45 million in 1994 and $49 million in 1993.

      The  Bank also maintains separate valuation allowances  for impaired  loans and loans sold with recourse. See "Risk Elements-
Loan   Loss   Experience  Summary"  for  additional   information
regarding valuation allowances.

     Current Interest Rate Environment. The Federal Reserve Board ("FRB") increased interest rates six times during 1994 and once during 1995, due to concerns about inflation while the national economy was expanding. However, the FRB decreased interest rates twice later during 1995 due to concerns that the national economy was slowing down. In a declining interest rate environment, the Bank's interest rate spread increases due to a time lag inherent in the adjustable loan portfolio. The reverse is true during periods of increasing interest rates. The time lag inherent in the loan portfolio results from operational and regulatory constraints which do not allow the Bank to pass through monthly changes in the primary index utilized for the majority of its adjustable rate loan customers for a period of ninety days. However, interest costs on the Bank's short term deposits and borrowings respond immediately to a change in interest rates. See "Asset-Liability Management" and

"Components of Earnings -  Net Interest Income"  in "Management's
Discussion  and Analysis  of Financial  Condition  and Results of
Operations" for additional information.

      Competition. The Bank experiences strong competition in attracting and retaining deposits and originating real estate loans. It competes for deposits with many of the nation's largest savings institutions and commercial banks which have significant operations in Southern California. Federal legislation has been proposed to merge the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF"). Absent this action, savings institutions such as the Bank will face an increasing competitive disadvantage in attracting deposits, relative to commercial banks, as a result of the disparity between the insurance assessment rates of the BIF and the SAIF. See "Summary of Material Legislation and Regulations - Insurance of Accounts."

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

        Through the Bank's mortgage banking program, competitively-priced fixed-rate loans and certain adjustable rate loans which the Bank does not typically retain in its portfolio are offered. Management believes that this expanded array of loan products will allow the Bank to compete more effectively during periods in which the Bank's traditional adjustable mortgage loans are less in demand. These products are sold in the secondary loan markets. Loans originated for the mortgage banking program have not yet had a material impact on loan originations, loan sales, loan interest income or loan servicing income.

      In mid-1995, the Bank formed FirstFed Mortgage Services ("FFMS"), a division through which it engages in mortgage origination and mortgage brokering activities. Through FFMS, loans which the Bank cannot originate either for its portfolio or for sale in the secondary market can be marketed to a variety of other lenders. If a loan brokered by FFMS is funded by another lender, FFMS receives fee income for its mortgage brokerage activities. To date, income from brokered loan originations by FFMS has been insignificant.

      Environmental Concerns. Under certain circumstances, such as when it actively participates in the management or operation of a property securing its loans, the Bank could have liability for any properties found to have pollutant or toxic features. Environmental protection laws are strict and impose joint and several liability on numerous parties. Liability will generally be imposed on the entity from which an agency can collect. It is possible for the cost of cleanup of environmental problems to exceed the value of the security property. The Bank has adopted stringent environmental underwriting requirements when considering loans secured by properties which appear to have environmentally high risk characteristics (e.g. commercial, industrial, new construction of all types, and older properties of all types which may contain friable asbestos or lead paint hazards). These requirements are intended to minimize the risk of environmental hazard liability. The Bank's policies are also designed to avoid the potential for liability imposed on lenders who assume the management of a property.

      Business Concentration. The Bank has no single customer or group of customers, either as depositors or borrowers, the loss of any one or more of which would have a material adverse effect on the Bank's operations or earnings prospects.

      Yields Earned and Rates Paid. Net interest income, the major component of core earnings for the Bank, depends primarily upon the difference between the combined average yield earned on the loan and investment security portfolios and the combined average interest rate paid on deposits and borrowings, as well as the relative balances of interest-earning assets and interest-bearing liabilities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview and Components of Earnings - Net Interest Income" for further analysis and discussion.

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

      Origination  and  Sale  of Loans.  The  Bank  engages  loan
consultants  on  an  incentive  compensation  basis  to   procure
applicants for loans. The Bank also derives business from other sources such as mortgage brokers and borrower referrals.

     Loan originations were $299 million in 1995, $909 million in 1994 and $746 million in 1993. Loan originations during 1994 included $60 million in loans purchased from other financial institutions. Loan originations declined during 1995 due to decreased real estate activity in Southern California and consumers' preference for fixed-rate loans.

     Management decided to de-emphasize the origination of multi-family loans in 1994 due to real estate market conditions and governmental regulations relating to risk-based capital requirements for such loans. As a result, multi-family loans were 19% of originations in 1995, 18% of loan originations in 1994 and 32% of loan originations in 1993. Multi-family loans originated during 1994 and 1995 resulted primarily from the sale of the Bank's foreclosed properties.

      Loans sold under the Bank's mortgage banking program decreased to $37 million in 1995 compared $44 million in 1994 and $77 million in 1993. For the year ended December 31, 1995, $35 million in loans were originated for sale compared to $49 million in 1994 and $87 million during 1993, respectively. Loans originated for resale totaled 12%, 5% and 12% of loan originations during 1995, 1994 and 1993, respectively.

     Loans held-for-sale at December 31, 1995, 1994 and 1993 were $7 million, $30 million and $24 million, respectively, constituting 0.24%, 0.99% and 0.87%, respectively, of the Bank's total loans at such dates. In December of 1995, the Bank transferred $19 million of loans previously "held-for-sale" to its "held-for-investment" portfolio.

      Loans originated for resale are recorded at the lower of cost or market. The time from origination to sale may take up to three months due to packaging requirements. During this time period the Bank may be exposed to price adjustments as a result of fluctuations in market interest rates.

      The Bank structures mortgage-backed securities with loans from its own loan portfolio for use in collateralized borrowing arrangements. In exchange for the improvement in credit risk when the mortgage-backed securities are formed, guarantee fees are paid to the Federal Home Loan Mortgage Corporation ("FHLMC") or the Federal National Mortgage Association ("FNMA"). $60 million, $198 million and $112 million in loans were converted into mortgage-backed securities during 1995, 1994 and 1993, respectively. All of the loans underlying the mortgage-backed securities were originated by the Bank. Therefore, mortgage-backed securities generally have the same experience with respect to prepayment, repayment, delinquencies and other factors as the remainder of the Bank's portfolio.

      In accordance with a Special Report issued by the Financial Accounting Standards Board in November of 1995 to assist in the implementation and understanding of the Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"), the Bank reclassified its entire portfolio of mortgage-backed securities to the available-for-sale category from the held-to-maturity category. In accordance with SFAS No. 115, the portfolio of mortgage-backed securities was recorded at fair value as of December 31, 1995. A fair value adjustment of $4.9 million, net of taxes, was recorded in stockholders' equity at that date.

      The Bank serviced $623 million in loans for other investors as of December 31, 1995. $248 million of these loans were sold under recourse arrangements. The Bank has an additional $23 million in loans that were formed into mortgage-backed securities with recourse but were still owned by the Bank as of December 31,1995. Due to regulatory requirements, the Bank maintains capital for loans sold with recourse as if those loans had not been sold. The Bank had been active in these types of transactions in the past, but has not entered into any new recourse arrangements since 1989 when the new capital regulations took effect. Loans sold with recourse are considered along with the Bank's own loans in determining the adequacy of general loan valuation allowances. The decrease in the principal balance of loans sold with recourse to $248 million at the end of 1995 from $278 million at the end of 1994 and $318 million at the end of 1993 was due to loan amortization, payoffs and foreclosures.

      Interest Rates, Terms and Fees. The Bank makes adjustable mortgage loans ("AMLs") with 30 and 40 year terms and interest rates which adjust each month based upon the Federal Home Loan Bank's Eleventh District Cost of Funds Index ("Index"). (See "Asset-Liability Management" in "Management's Discussion and Analysis of Financial Condition and Results of Operations.") While the monthly payment can change annually, the maximum annual change in the payment is limited to 7.5%. Any additional interest due is added to the principal balance of the loan ("negative amortization"). Payments are adjusted every five years without regard to the 7.5% limitation to provide for full amortization during the balance of the loan term. Although the interest rates are adjusted monthly, these loans have a maximum interest rate which can be charged ranging from 400 to 750 basis points above their initial interest rate. Generally, these loans may be assumed at any time during their term provided that the Bank enters into a separate written agreement with the current borrower and the qualified borrower to whom the property is transferred. Additionally, the new borrower is required to pay assumption fees customarily charged for similar transactions.

     The Bank offers two primary AML products based on the Index, the "AML IIC" and the "AML IID." The initial rate on the AML IIC is below market for the first three months of the loan term. The AML IID has no below market initial rate but starts with a pay rate similar to the AML IIC. This results in immediate negative amortization but allows the loan to earn at the fully indexed rate immediately. The difference in negative amortization on these two products is minor. 88% of the Bank's AML loan origination volume in 1995 was comprised of these two products.

      Under current portfolio loan programs, the Bank normally lends less than or equal to 90% of a single family property's appraised value at the time of loan origination.

      The  Bank  requires that borrowers obtain private  mortgage insurance on loans in excess of 80% of the appraised property value. On certain portfolio loans the Bank charges premium rates and/or fees in exchange for waiving the insurance requirement. Management believes that the additional rates and fees charged on these loans compensate the Bank for the additional risks associated with this type of loan. Subsequent to the origination of a portfolio loan, the Bank may purchase private mortgage insurance with its own funds. Under certain of these mortgage insurance programs, the Bank acts as co-insurer and participates with the insurer in absorbing any future loss. As of December 31, 1995 and December 31, 1994 loans which had co-insurance totaled $258 million and $254 million, respectively. Loans for which there is no private mortgage insurance totaled $133 million at December 31, 1995 compared to $129 million at December 31, 1994 and $155 million at December 31, 1993.

      Because AML loan-to-value ratios may increase above those established at the time of loan origination due to negative amortization, the Bank rarely lends in excess of 90% of the appraised value on AMLs. When the Bank does lend in excess of 90% of the appraised value, additional fees and higher rates are charged and there is no below market initial interest rate. The amount of negative amortization recorded by the Bank increases during periods of rising interest rates. As of December 31, 1995, negative amortization on all loans serviced by the Bank totaled $7 million.

     Although regulations permit a maximum amortization period of 40 years for real estate secured home loans and 30 years for other real estate loans, the majority of the Bank's real estate loans provide for a maximum amortization term of 30 years or less. Starting in 1994, the Bank started offering several of its loan products based on an amortization period of 40 years. Loans with 40-year terms constituted 20% and 23% of loan originations during 1995 and 1994, respectively.

       The   following  table  shows  the  contractual  remaining
maturities of the Bank's loans at December 31, 1995:

                                                         Loan Maturity Analysis

                                                             Maturity Period
                                   ---------------------------------------------------------------------
                                                        >1 Year
                                      Total     1 Year    To 5    >5-10    >10-20     >20-30      >30
                                     Balance   or Less   Years    Years    Years      Years      Years
                                   ----------  -------  -------  -------  --------  ----------  --------
                                                          (Dollars In Thousands)
Interest rate sensitive  loans:
 AMLs...........................   $3,022,920  $12,511  $ 7,605  $51,320  $122,061  $2,573,763  $255,660
 Fixed-rate loans:
  1st mortgages.................       35,532      191    3,001    7,213    12,259      12,868         -
  2nd mortgages.................          182        3       94       71        14           -         -
  Consumer and other loans......        1,146    1,146        -        -         -           -         -
                                   ----------  -------  -------  -------  --------  ----------  --------
 Total fixed-rate loans.........       36,860    1,340    3,095    7,284    12,273      12,868   255,660
                                   ----------  -------  -------  -------  --------  ----------  --------
                                   $3,059,780  $13,851  $10,700  $58,604  $134,334  $2,586,631  $255,660
                                   ==========  =======  =======  =======  ========  ==========  ========

Non-accrual, Past Due, Impaired and Restructured Loans

      The Bank establishes allowances for delinquent interest equal to the amount of accrued interest on all loans 90 days or more past due or in foreclosure. This practice effectively places such loans on non-accrual status for financial reporting purposes.

      The following is a summary of non-accrual loans as of the end of each of the periods indicated for which delinquent interest allowances had been established:

                                    % of            % of             % of            % of            % of
                             1995  Total     1994  Total     1993   Total     1992  Total     1991  Total
                           ------- -----   ------- -----   -------- -----   ------- -----   ------- -----
                                                          (Dollars In Thousands)
Non-accrual Loans:
Single family..........    $25,991   26%   $13,041   14%   $ 25,317   24%   $24,634   35%   $21,441   37%
Multi-family...........     69,579   70     60,213   64      70,207   66     42,481   60     34,347   60
Commercial.............      3,313    4     20,986   22      10,307   10      3,623    5      1,536    3
Other..................        220    -        245    -         245    -        271    -        194    -
  Total Non-accrual        -------  ---    -------  ---    --------  ---    -------  ---    -------  ---
   Loans...............    $99,103  100%   $94,485  100%   $106,076  100%   $71,009  100%   $57,518  100%
                           =======  ===    =======  ===    ========  ===    =======  ===    =======  ===

      The  allowance for delinquent interest, based on loans past due  more than 90 days or in foreclosure, totaled $6 million,  $5 million, $6 million, $4 million and $3 million at December 31, 1995, 1994, 1993, 1992 and 1991, respectively.

     The Bank has debt restructurings which result from temporary modifications of principal and interest payments. Under these arrangements, loan terms are typically reduced to no less than a monthly interest payment required under the note. Any loss of revenues under the modified terms would be immaterial to the Bank. If the borrower is unable to return to scheduled principal and interest payments at the end of the modification period, foreclosure procedures are initiated or, in certain instances, the modification period is extended. As of December 31, 1995, the Bank had modified loans totaling $19 million, net of loan loss allowances totaling $5 million. This compares with $60 million, net of loan loss allowances totaling $8 million as of December 31, 1994. No modified loans were 90 days or more delinquent as of December 31, 1995 or 1994.

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

      The Bank adopted Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures" ("SFAS No. 118"), on January 1, 1995. SFAS No. 118 amends SFAS No. 114 to allow a creditor to use existing methods for recognizing interest income on an impaired loan. Additionally, SFAS No. 118 requires, among other things, additional disclosure, either in the body of the financial statements or in the accompanying notes, about the recorded investment in certain impaired loans and about how a creditor recognizes interest income related to those impaired loans.

      Prior to the adoption of SFAS No. 114, the Bank considered the transfer of specific allowances from general valuation allowances to be "charge-offs." Pursuant to SFAS No. 114, the Bank now considers allowances on impaired loans as charge-offs when the loan is foreclosed or the borrower is permitted to satisfy the debt with less than a full repayment of the amount owed.

      Pursuant to SFAS No. 114, the Bank considers a loan to be impaired when management believes that it is probable that the Bank will be unable to collect all amounts due under the contractual terms of the loan. Estimated impairment losses are recorded as separate valuation allowances and may be subsequently adjusted based upon changes in the measurement of impairment. Impaired loans, which are disclosed net of valuation allowances, include non-accrual major loans (single family loans with an outstanding principal amount greater than or equal to $500 thousand and multi-family and commercial real estate loans with an outstanding principal amount greater than or equal to $750 thousand), modified loans, and major loans less than 90 days delinquent in which full payment of principal and interest is not expected to be received.

      Valuation allowances for impairment totaled $26 million as of December 31, 1995 and $24 million as of December 31, 1994.
The following is a summary of impaired loans, net of valuation allowances for impairment, for the periods indicated:

                          December 31, December 31,
                              1995         1994
                            --------     --------
                            (Dollars In Thousands)
Non-accrual loans......     $ 34,503     $ 38,004
Modified loans.........       16,573       41,635
Other impaired loans...       35,333       28,637
                            --------     --------
                            $ 86,409     $108,276
                            ========     ========

      When a loan is considered impaired, the Bank measures impairment based on the present value of expected future cash flows (over a period not to exceed 5 years) discounted at the loan's effective interest rate. However, if the loan is "collateral-dependent" or probable of foreclosure, impairment is measured based on the fair value of the collateral. When the measure of an impaired loan is less than the recorded investment in the loan, the Bank records an impairment allowance equal to the excess of the Bank's recorded investment in the loan over its measured value. The following summary details loans measured using the present value of expected future cash flows discounted at the effective interest rate of the loan and loans measured using the fair value method for the periods indicated:

                          December 31, December 31,
                              1995         1994
                            --------     --------
                            (Dollars In Thousands)
Present value method....    $ 15,995     $ 31,031
Fair value method.......      70,414       77,245
                            --------     --------
Total impaired loans....    $ 86,409     $108,276
                            ========     ========

     The present value of an impaired loan's expected future cash flows will change from one reporting period to the next because of the passage of time and also may change because of revised estimates in the amount or timing of those cash flows. The Bank records the entire change in the present value of the expected future cash flows as an impairment valuation allowance which may necessitate an increase in the provision for loan losses. Similarly, the fair value of the collateral of an impaired collateral-dependent loan may change from one reporting period to the next. The Bank also records a change in the measure of these impaired loans as an impairment valuation allowance which may necessitate an adjustment to the provision for loan losses.

      Impaired loans for which there were no valuation allowances established totaled $9 million and $22 million as of December 31, 1995 and December 31, 1994, respectively.

      The  following is an analysis of the activity in the Bank's
valuation  allowance  for  impaired  loans  during  the   periods
indicated (dollars in thousands):


Balance at December 31, 1993.......       $      -
 Provision for loan losses.........         32,528
 Charge-offs, net of recoveries....         (8,641)
                                          --------
Balance at December 31, 1994.......         23,887
 Provision for loan losses.........         21,418
 Charge-offs, net of recoveries....        (19,204)
                                          --------
Balance at December 31, 1995.......       $ 26,101
                                          ========

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

     The average recorded investment in impaired loans during the year ended December 31, 1995 was $92 million. The amount of interest income recognized for impaired loans during the year ended December 31, 1995 was $6 million under both the accrual method of accounting and the cash basis method of accounting.

     Prior to SFAS No. 114, the Bank had a policy of establishing valuation allowances for all loans deemed probable of foreclosure based on the fair value of the collateral. As a result, SFAS No. 114 did not have a material impact on the Bank's allowance for loan losses.

      The table below shows the Bank's net investment in non-accrual loans determined to be impaired, by property type, as of the periods indicated:

                          December 31, December 31,
                              1995         1994
                            -------      -------
                            (Dollars In Thousands)
Single family..........     $ 1,677      $ 2,140
Multi-family...........      32,826       22,696
Commercial.............           -       13,168
                            -------      -------
                            $34,503      $38,004
                            =======      =======

      Debt restructurings completed prior to the adoption of SFAS No. 114 were accounted for in accordance with Statement of Financial Accounting Standards No. 15 ("SFAS No. 15"). Bank policy required that when the estimated cash receipts projected in accordance with the modified terms were less than the recorded investment in the loan, the recorded investment would be reduced to an amount equal to these future cash receipts. The amount of this reduction was required to be recognized as a specific loan loss allowance. Bank policy also required that if future cash receipts specified by the new terms exceeded the recorded investment in the loan, interest income would have been recognized over the restructuring period using the interest method. Debt restructurings that are probable of foreclosure required loss recognition based on the fair value of the collateral.

      Loan Loss Experience Summary. The Bank maintains a general valuation allowance to absorb possible future losses that may be realized on its loan portfolio. The allowance is reviewed and adjusted at least quarterly based upon a number of factors, including asset classifications, economic trends, industry experience, industry and geographic concentrations, estimated
collateral   values,
management's assessment of credit risk inherent in the portfolio, historical loss experience and the Bank's underwriting practices.

      Based on the factors above, the Bank's general valuation allowance (including general valuation allowances for loans sold with recourse) was 1.52% of total assets with loss exposure (including loans sold with recourse) at December 31, 1995, 1.82% at December 31, 1994 and 1.48% at December 31, 1993. Depending on the economy and real estate markets in which the Bank operates, increases in the general valuation allowance may be required in future periods. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's general valuation allowance. These agencies may require the Bank to establish additional general valuation allowances based on their judgment of the information available at the time of their examination.

      The following table details general valuation allowances by loan type for the periods indicated, including the liability account for general valuation allowances on loans sold with recourse:

                                    % of            % of            % of            % of            % of
                             1995  Total     1994  Total     1993  Total     1992  Total     1991  Total
                           ------- -----   ------- -----   ------- -----   ------- -----   ------- -----
                                                    (Dollars In Thousands)
Real Estate Loans:
  Single Family.........   $ 8,887   17%   $ 6,938   11%   $ 6,607   14%   $ 3,935   14%   $ 4,084   29%
  Multi-Family..........    35,278   68     50,018   79     37,691   81     20,708   75      7,581   54
  Commercial............     7,529   15      6,170   10      2,551    5      3,154   11      2,194   16
  Non-Real Estate Loans.       232    -        175    -         51    -         57    -         78    1
                           -------  ---    -------  ---    -------  ---    -------  ---    -------  ---
  Total.................   $51,926  100%   $63,301  100%   $46,900  100%   $27,854  100%   $13,937  100%
                           =======  ===    =======  ===    =======  ===    =======  ===    =======  ===

      The following is an analysis of the activity in the Bank's general valuation allowances for the periods indicated:

                                   General Valuation Allowances and Loan Charge-Off Activity

                                                    Year Ended December 31,
                                      ----------------------------------------------------
                                        1995       1994       1993       1992       1991
                                      --------   --------   --------   --------   --------
                                                     (Dollars In Thousands)
Beginning General Valuation
  Allowances.......................   $ 55,353   $ 46,900   $ 27,854   $ 13,937   $ 11,181
Provisions for Loan Losses.........      6,958     53,172     67,679     41,384     11,833
  Charge-Offs, Net of Recoveries:
  Single Family....................     (6,040)   (16,127)    (8,605)    (4,863)    (1,690)
  Multi-Family.....................    (13,676)   (19,800)   (38,178)   (22,470)    (7,696)
  Commercial.......................        851       (664)    (1,574)         -        440
  Non-Real Estate..................        (67)      (180)      (276)      (134)      (131)
                                      --------   --------   --------   --------   --------
  Total Charge-Offs................    (18,932)   (36,771)   (48,633)   (27,467)    (9,077)
                                      --------   --------   --------   --------   --------
Transfer to Liability Account for
  Loans Sold with Recourse.........       (503)    (7,948)         -          -          -
                                      --------   --------   --------   --------   --------
Ending General Valuation
  Allowances.......................   $ 42,876   $ 55,353   $ 46,900   $ 27,854   $ 13,937
                                      ========   ========   ========   ========   ========

      The Bank also has a general valuation allowance for loans sold with recourse. This allowance was included in the general valuation allowance balance in years prior to 1994. The amount of this recourse general valuation allowance totaled $6.2 million, $5.3 million, and $1.3 million at December 31, 1993, 1992 and 1991, respectively. The activity in the general valuation allowance for loans sold with recourse for 1994 and 1995 is presented below (dollars in thousands):


Balance at December 31, 1993...............        $     -
Transfer from general valuation allowance..          7,948
                                                   -------
Balance at December 31, 1994...............          7,948
Provisions for loan losses
  (recorded as loss on sale of loans)......          2,123
Charge-offs................................         (1,524)
Transfer from general valuation allowance..            503
                                                   -------
Balance at December 31, 1995...............        $ 9,050
                                                   =======

       Total loan charge-offs, including charge-offs from the general valuation allowance, impaired allowances and the general valuation allowances for loans sold with recourse totaled $40 million, $45 million, $49 million, $27 million and $9 million for 1995, 1994, 1993, 1992 and 1991, respectively, representing 1.28%, 1.58%, 1.82%, 1.11% and 0.40% of the average loan portfolio at such dates.

      The high level of loan charge offs since 1989 is due to recessionary factors such as increased vacancies on multi-family properties, decreased real estate values, layoffs and slower rates of real estate sales. These recessionary factors have negatively impacted the ability of some borrowers to make loan payments on a timely basis or sell their properties prior to foreclosure. Any increase in charge-offs would adversely impact the Company's future loan loss provisions and earnings. Charge-offs during 1995 and 1994 included $2.4 million and $13.8 million, respectively, in losses directly attributable to the January 17, 1994 earthquake.

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

      Generally, loans greater than 60 days delinquent are placed into foreclosure and a valuation allowance is established, if necessary. The Bank acquires title to the property in most foreclosure actions in which the loan is not reinstated by the borrower. Once real estate is acquired in settlement of a loan, the property is recorded at fair value less estimated costs to sell.

      Following the acquisition of foreclosed real estate ("REO"), the Bank evaluates the property and establishes a plan for marketing and disposition. The Bank inspects the property, using the Bank's appraisal staff. After inspecting a property, the Bank determines whether the property may be disposed of in its present condition or whether repairs, rehabilitation or improvements are necessary.

      The   following  table  provides information  regarding the
Bank's REO activity for the periods indicated:

                                  Real  Estate  Acquired  in  Settlement of Loans Activity

                                                  Year Ended December 31,
                                             --------------------------------
                                               1995        1994        1993
                                             --------    --------    --------
                                                  (Dollars In Thousands)
Beginning Balance........................    $ 16,724    $ 26,878    $ 23,858
Additions................................      64,053      67,466      93,010
Sales....................................     (61,076)    (77,620)    (89,990)
                                             --------    --------    --------
Ending Balance...........................    $ 19,701    $ 16,724    $ 26,878
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

        Other    Interest-Earning   Assets.  The Bank  owned   no
contractually  delinquent  interest-earning   assets  other  than
loans as of December 31, 1995.

 Investment Activities

      Savings institutions are required by federal regulations to maintain a minimum ratio of liquid assets which may be invested in certain government and other specified securities. This level is adjusted from time to time in response to prevailing economic conditions and as a means of controlling the amount of available mortgage credit. At December 31, 1995, the regulatory liquidity requirement was 5.00% and the Bank's liquidity percentage was 5.20%.

     It is the Bank's policy to maintain long term investments at a modest level and to use available cash to originate mortgages which normally command higher yields. Therefore, interest income on investments generally represents less than 5% of total revenues.

      In November 1995, the Financial Accounting Standards Board issued a Special Report as an aid in understanding and implementing Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments and Debt Securities" ("SAS 115"). In accordance with the Report, the Bank reclassified its entire portfolio of liquidity-qualifying investments to the available-for-sale portfolio from the held-to-maturity portfolio. Management believes that the reclassification will provide greater flexibility to the Bank in the future.

       The  following  table  summarizes  the   total  investment
portfolio (including liquid investments) by type at the end of the periods indicated:

                                                     December  31,
                                   -------------------------------------------------
                                     1995      1994      1993       1992      1991
                                   -------   -------   --------   -------   --------
                                                  (Dollars In Thousands)
U.S. Treasury Securities.........  $   301   $ 4,205   $  5,111   $ 7,113   $  7,115
U.S. Agency Securities...........   46,561    36,565     42,600    11,034      6,054
Corporate Bonds..................       -         -          -         -       3,003
Repurchase Agreements............        -         -          -         -     95,000
Collateralized Mortgage
  Obligations....................   29,874    43,282     56,125    25,589          -
                                   -------   -------   --------   -------   --------
                                    76,736    84,052    103,836    43,736    111,172
Unrealized gain (loss) on
  securities available-for-sale..     (552)        -          -         -          -
                                   -------   -------   --------   -------   --------
                                   $76,184   $84,052   $103,836   $43,736   $111,172
                                   =======   =======   ========   =======   ========
Weighted average yield on
 interest-earnings invest-
  ments end of period............     5.15%     5.08%      5.16%     6.18%      4.90%
                                      ====      ====       ====      ====       ====

      The following is a summary of the maturities of investment securities at historical value as of December 31, 1995:

                                               Maturity
                                 ------------------------------------
                                                                       Total Historical
                                   Within 1 Year        1-5 Years          Value
                                 -----------------  -----------------  -----------------
                                          Weighted           Weighted           Weighted  Average
                                          Average            Average            Average   Maturity
                                  Amount   Yield     Amount   Yield     Amount   Yield    Yrs/Mos
                                 -------  -------   -------  -------   -------  -------   -------
                                                      (Dollars In Thousands)
U.S. Treasury
  Securities..................   $     -      -%    $   301   5.86%    $   301   5.86%      1/8
U.S. Agency Securities........    16,537   5.18      30,024   5.64      46,561   5.48       1/5
Collateralized Mortgage
  Obligations.................    11,360   4.31      18,514   4.81      29,874   4.62       2/1
                                 -------            -------            -------
                                 $27,897   4.83%    $48,839   5.33%    $76,736   5.15%      1/10
                                 =======            =======            =======

 Sources of Funds

      General.  The Bank's principal sources of funds are savings
deposits,  advances from the Federal  Home  Loan  Bank   of   San
Francisco   ("FHLBSF")  and  securities sold  under agreements to
repurchase.

      Deposits. The Bank obtains deposits through three different
sources:  1) its  retail branch  system;  2)  its   telemarketing
department (phone solicitations by employees); and 3) national brokerage firms.

     The cost of funds, operating margins and net earnings of the Bank associated with brokered and telemarketing deposits are generally comparable to the cost of funds, operating margins and net earnings of the Bank associated with retail deposits, Federal Home Loan Bank ("FHLB") borrowings and securities sold under agreements to repurchase. As the cost of each source of funds fluctuates from time to time, based on market rates of interest generally offered by the Bank and other depository institutions and associated costs, the Bank seeks funds from the lowest cost source until the relative costs change. As the costs of funds, operating margins and net income of the Bank associated with each source of funds are generally comparable, the Bank does not deem the impact of its use of any one of the specific sources of funds at a given time to be material.

      Deposits acquired through the telemarketing department are typically placed by managers of pension funds and represented 11%, 9% and 12% of total deposits at December 31, 1995, 1994 and 1993, respectively. The level of telemarketing deposits varies based on yields available to depositors on other investment instruments and the depositors' perception of the Bank's credit worthiness.

        Deposits acquired through national brokerage firms represented 23%, 26% and 23% of total deposits at December 31, 1995, 1994 and 1993, respectively. Any fees paid to deposit brokers are amortized over the term of the deposit. Based on historical renewal percentages, management believes that these deposits are a stable source of funds. The Bank accepted brokered deposits during the first nine months of 1994, as an adequately-capitalized institution, pursuant to a waiver obtained from the Federal Deposit Insurance Corporation ("FDIC"). Well-capitalized institutions are not required to obtain a waiver from the FDIC. See "Management's Discussion and Analysis - Capital Resources and Liquidity."

     Retail deposits were $1.5 billion at December 31, 1995, 1994 and 1993. Retail deposits comprised 66% of total deposits at December 31, 1995 and 65% of total deposits at December 31, 1994 and 1993. The level of deposits has decreased slightly over the last three years due to the competitive market for retail savings deposits in Southern California. The Bank operated 25 retail branches at the end of 1995.

      The interest rates paid on deposits are a major determinant of the average cost of lendable funds. The following tables set forth information regarding the amount of deposits in the various types of savings programs offered by the Bank at the end of the years indicated and the average balances and rates for those years:

                                                                    December 31,
                                             ---------------------------------------------------------
                                                    1995               1994                 1993
                                             -----------------   -----------------   -----------------
                                               Amount      %       Amount      %       Amount      %
                                             ----------  -----   ----------  -----   ----------  -----
                                                             (Dollars In Thousands)
Variable rate non-term  accounts:
  Money market deposit accounts
  (weighted average rate of 2.52%,
   2.55% and 2.40%)......................    $  125,352    6%    $  161,147    7%    $  196,467    9%
  Interest-bearing checking accounts
   (weighted average rate of 1.20%,
    2.14% and 2.18%).....................       145,801    7        169,416    7        148,460    6
  Passbook accounts (2.04%, 2.29%
   and 2.29%)............................        96,948    4        114,075    5        118,455    5
  Non-interest bearing checking
   accounts..............................        54,876    2         36,773    2         44,868    2
                                             ----------  ---     ----------  ---     ----------  ---
                                                422,977   19        481,411   21        508,250   22
  Fixed term rate certificate accounts:      ----------  ---     ----------  ---     ----------  ---
  Under six month term (weighted
   average rate of 5.21%, 4.64%
    and 2.77%)...........................       126,599    6         89,763    4         69,132    3
  Six month term (weighted average
   rate of 5.42%, 4.99% and 3.13%).......       417,855   19        282,130   12        299,368   13
  Nine month term (weighted average of
   5.98%, 4.90% and 3.36%)...............       144,308    6        104,962    5        200,269    9
  One year to 18 month  term (weighted
   average rate of 5.57%, 4.76% and
    3.67%)...............................       235,164   11        512,846   22        474,853   20
  Two year or 30 month term (weighted
   average rate of 5.55%, 5.22% and
    4.67%)...............................       239,411   11        315,223   14        148,993    7
  Over 30 month term (weighted
   average rate of 6.31%, 6.20%
    and 5.80%)...........................       238,742   11        285,438   12        307,513   13
  Negotiable certificates of $100,000
   and greater, 30 day to one year terms
    (weighted average rate of 5.66%,
     4.79% and 3.43%)....................       379,980   17        227,141   10        297,102   13
                                             ----------  ---     ----------  ---     ----------  ---
                                              1,782,059   81      1,817,503   79      1,797,230   78
  Total deposits (weighted average           ----------  ---     ----------  ---     ----------  ---
   rate of 4.89%, 4.49% and 3.60%).......    $2,205,036  100%    $2,298,914  100%    $2,305,480  100%
                                             ==========  ===     ==========  ===     ==========  ===

                                                         During the Year Ended December 31,
                                           -------------------------------------------------------------
                                                   1995                1994                 1993
                                           -------------------  -------------------  -------------------
                                             Average   Average   Average    Average   Average   Average
                                             Balance    Rate     Balance     Rate     Balance     Rate
                                           ----------  -------  ----------  -------  ----------  -------
                                                               (Dollars In Thousands)
Passbook Accounts........................  $  103,737   2.20%   $  118,776   2.26%   $  105,780   2.25%
Money Market Deposit Accounts............     137,099   2.59       188,663   2.35       191,023   2.34
Interest-bearing Checking Accounts.......     195,920   1.39       204,882   1.66       178,640   1.73
Fixed term Certificate Accounts..........   1,808,422   5.56     1,760,744   4.37     1,590,424   4.25
                                           ----------   ----    ----------   ----    ----------   ----
                                           $2,245,178   4.86%   $2,273,065   3.85%   $2,065,867   3.76%
                                           ==========   ====    ==========   ====    ==========   ====

     The following table shows the maturity distribution of jumbo certificates of deposit ($100,000 and greater) as of December 31, 1995 (dollars in thousands):


     Maturing in:
                   1  month or less............   $ 71,697
                   Over 1 month to 3 months....     93,908
                   Over 3 months to 6 months...     97,286
                   Over 6 months to 12 months..    117,089
                                                  --------
                   Total.......................   $379,980
                                                  ========

       Based on historical renewal percentages at maturity, management believes that jumbo certificates of deposit are a stable source of funds. For additional information with respect to deposits, see note 8 of the Notes to Consolidated Financial Statements.

      Borrowings. The FHLB System functions as a source of credit to financial institutions which are members of a regional Federal Home Loan Bank. The Bank may apply for advances from the FHLBSF secured by the FHLBSF capital stock owned by the Bank, certain of the Bank's mortgages and other assets (principally obligations issued or guaranteed by the United States government or agencies thereof). Advances can be requested for any sound business purpose which an institution is authorized to pursue. Any institution not meeting the qualified thrift lender test will be subject to restrictions on its ability to obtain advances from the FHLBSF. In granting advances, the FHLBSF also considers a member's creditworthiness and other relevant factors.

     Total advances from the FHLBSF were $890 million at December 31, 1995 at a weighted average rate of 6.12%. This compares with advances of $863 million at December 31, 1994 and $515 million at December 31, 1993 at weighted average rates of 5.96% and 4.70%, respectively. These advances were often the most available source of funds to the Bank during 1995 and 1994. The Bank has credit availability with the FHLBSF which allows it to borrow up to 40% of the Bank's assets or approximately $1.7 billion at December 31, 1995.

     The Bank enters into sales of securities under agreements to repurchase (reverse repurchase agreements) which require the repurchase of the same securities. The agreements are treated as borrowings in the Company's Consolidated Statements of Financial Condition. There are certain risks involved with doing these types of transactions. In order to minimize these risks, the Bank's policy is to enter into agreements only with well-known national brokerage firms which meet their regulatory capital requirements. Borrowings under reverse repurchase agreements totaled $725 million at December 31, 1995 at a weighted average rate of 5.68% and were secured by mortgage-backed securities with principal balances totaling $766 million. Borrowings under reverse repurchase agreements totaled $691 million at December
31, 1994 and $549 million at December 31, 1993 at weighted average rates of 5.81% and 3.32%, respectively.

      The Company issued $50 million in 10-year senior unsecured notes ("Notes") in September of 1994. The Notes are interest only, with an interest rate of 11.75% and are due October 2004. The $47.8 million in net proceeds were contributed to the Bank as capital. The Notes are governed by the terms of an indenture dated September 28, 1994 (the "Indenture"). The Indenture contains financial and operating covenants which, among other things, (i) limit the incurrence of debt by the Company, (ii) limit the payment of dividends and the making of certain other distributions by the Company and its subsidiaries, including the Bank, (iii) limit the disposition of, and the existence of liens on, the stock of the Company's subsidiaries, (iv) limit the existence of certain liens on other property or assets of the Company and (v) limit the ability of the Company to enter into certain transactions with affiliates. Management does not believe that these covenants will impair the Bank's ordinary course of business. The amount of annual interest due on the Notes is $5.9 million. The Company is solely dependent upon the Bank's ability to pay dividends to provide funds for meeting the interest due on these Notes. See "Summary of Material Legislation and Regulations" for a discussion of regulatory restrictions on dividends and other capital distributions.

      Borrowings from all sources totaled $1.7 billion, $1.6 billion and $1.1 billion at weighted average rates of 6.11%, 6.04% and 3.99% at December 31, 1995, 1994 and 1993,
respectively. Due to increased competition at the retail branches, the Bank increased its use of borrowings in 1995 and 1994 to meet its cash flow requirements.

      The Bank's portfolio of short term borrowings includes short-term variable rate credit advances and FHLB advances due in less than one year from the FHLBSF, securities sold under agreements to repurchase and other short term borrowings. The following schedule summarizes short term borrowings for the last three years:

                                                                           Maximum
                                                                          Month-End
                                                                         Outstanding
                                                      End of Period        Balance    Average for Period
                                                    ------------------                ------------------
                                                                          During the
                                                    Outstanding   Rate      Period    Outstanding  Rate
                                                    -----------  -----    ----------  ------------ -----
                                                                     (Dollars In Thousands)
1995
Short term variable rate credit advances..........    $ 21,000   6.90%     $ 59,000    $  9,154    6.09%
Short term FHLB Advances..........................     810,000   6.11       990,000     728,077    6.32
Securities sold under agreements to repurchase....     724,643   5.68       749,546     718,057    5.93
Other short term borrowings.......................       2,300   5.82        15,000       8,565    5.99
1994
Short term variable rate credit advances..........      39,000   7.33       215,000      78,231    5.13
Short term FHLB Advances..........................     500,000   6.22       525,000     179,231    5.58
Securities sold under agreements to repurchase....     691,121   5.81       691,121     602,681    4.55
Other short term borrowings.......................         500   5.60        39,800      16,835    3.72
1993
Short term variable rate credit advances..........      30,000   3.94       245,000     116,538    3.56
Short term FHLB Advances..........................           -      -        40,000      18,462    3.44
Securities sold under agreements to repurchase....     548,649   3.32       650,033     594,314    3.06
Other short term borrowings.......................      29,800   3.95        76,650      48,473    3.38


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

      As of December 31, 1995 the Bank had invested an aggregate of $233 thousand (primarily equity) in Seaside, Oceanside and SMCG. Revenues and operating results of these subsidiaries accounted for less than 1% of consolidated operating results in 1995, and no material change is presently foreseen. For the past several years, only Seaside and Oceanside have been active.

      Real  Estate Development Activities. Seaside has  not  been involved in any real estate development activity for the last four years and there are no plans for future real estate projects. Therefore, no gains or losses on real estate development activities were recorded during 1995, 1994, or 1993.

      Seaside continues to hold two condominium units which are rented to the Bank for use by its employees. In 1995, a house, previously rented to the Bank, was sold. At December 31, 1995, Seaside's investment in the units totaled $120 thousand. There were no loans outstanding against the properties at December 31, 1995. Both units are located in California.

      Trustee Activities. Seaside acts as trustee on the Bank's loans. Trustee fees for this activity amounted to $462 thousand, $403 thousand and $612 thousand in 1995, 1994 and 1993, respectively. The amount of trustee fees earned by Seaside varies based on foreclosure activity by the Bank.

       Insurance Brokerage Activities. Oceanside engages in limited insurance brokerage activities. Income to date from this source has been insignificant. Beginning in 1996, Oceanside will act as a licensed life insurance agent solely for the purpose of receiving commissions on the sale of fixed rate annuities by a third party vendor with sales facilities located in the Bank's branch offices.

 Employees

      As of December 31, 1995, the Bank had a total of 455 full time equivalent employees, including 90 part-time employees. No employees were represented by a collective bargaining group. At present, the Company has no employees who are not also employees of the Bank. The Bank provides its regular full-time employees with a comprehensive benefits program that includes basic and major medical insurance, long-term disability coverage, sick leave, a pension plan, and a profit sharing employee stock ownership plan. The Bank considers its employee relations to be excellent.

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

      As a member of the FHLB System, the Bank is required to own capital stock in its regional FHLB, the FHLBSF, in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the end of each year, or 5% of its outstanding borrowings from the FHLBSF. The Bank was in compliance with this requirement, with an investment of $59 million in FHLBSF stock at December 31, 1995.

      The FHLBSF serves as a source of liquidity for the member institutions within its assigned region, the FHLB Eleventh District. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the Federal Housing Finance Board and the Board of Directors of the FHLBSF. At December 31, 1995, the Bank's advances from the FHLBSF amounted to $890 million, or 23% of the Bank's total funding sources (deposits and borrowings).

      As a result of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), the FHLBs are required to provide funds for the resolution of troubled savings institutions and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low and moderate income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future. These contributions also could have an adverse effect on the value of FHLB stock in the future. For the year ended December 31, 1995, dividends paid by the FHLBSF to the Bank totaled approximately $2.9 million.

       Savings and Loan Holding Company Regulations. The activities of savings and loan holding companies are governed by the Home Owners' Loan Act, as amended. Pursuant to that statute, the Company is subject to certain restrictions with respect to its activities and investments.

     A savings and loan holding company, like FFC, which controls only one savings association is exempt from restrictions on the conduct of unrelated business activities that are applicable to savings and loan holding companies that control more than one savings association. The restrictions on multiple savings and loan holding companies are similar to the restrictions on the conduct of unrelated business activities applicable to bank holding companies under the Bank Holding Company Act. The Company would become subject to these restrictions if it were to acquire control of another savings association or if the Bank were to fail to meet its QTL test. See "Qualified Thrift Lender Test."

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

      Regulatory Capital Requirements. FIRREA and the capital regulations of the OTS promulgated thereunder (the "Capital Regulations") established three capital requirements for savings institutions. These regulations require the Bank to maintain "tangible capital" of at least 1.5% of adjusted total assets, "core capital" of at least 3% of adjusted total assets, and a "risk-based capital" ratio of at least 8%. The OTS may establish, on a case-by-case basis, individual minimum capital requirements for a savings institution which vary from the requirements that would otherwise apply under the Capital Regulations.

      "Tangible capital" means stockholders' equity computed in accordance with generally accepted accounting principles less any intangible assets (including supervisory goodwill), less unrealized gains and losses on certain "available-for-sale" securities, plus purchased mortgage servicing rights and purchased credit card relationships, subject to certain limitations. "Core capital" is generally defined the same as tangible capital except that certain qualifying intangible assets may be included. The Bank has no such qualifying intangible assets as of December 31, 1995. The "risk-based capital" ratio is defined as the ratio of total capital to total assets after the assets have been risk-weighted in accordance with certain percentages developed by the OTS and the other bank regulatory agencies. Total capital for purposes of the risk-based capital requirements consists of core capital and supplementary capital, less cash pledged for credit support in certain loan sales. Supplementary capital includes, among other things, general loan valuation allowances and impairment allowances, subject to certain limitations. The general loan valuation allowance and the impaired valuation allowance may generally be included in supplementary capital up to 1.25% of risk-weighted assets. At December 31, 1995, $29.7 million of the Bank's $69.0 million in general valuation allowances and impairment allowances were included in supplementary capital. Supplementary capital may be used to satisfy an institution's risk-based capital requirement in an amount not greater than its core capital.

     The Bank exceeded all three capital requirements at December
31, 1995, as indicated by the chart below:

                                               December 31,
                                                   1995
                                             ----------------
                                              Amount      %
                                             --------   -----
                                         (Dollars In Thousands)
Tangible capital requirement...........      $ 61,933    1.50%
Bank's tangible capital................       232,329    5.63
                                             --------   -----
  Excess tangible capital..............      $170,396    4.13%
                                             ========   =====

Core capital requirement...............      $123,867    3.00%
Bank's core capital....................       232,329    5.63
                                             --------   -----
  Excess core (tangible) capital.......      $108,462    2.63%
                                             ========   =====

Risk-based capital requirement.........      $189,123    8.00%
Bank's risk-based capital..............       259,502   10.98
                                             --------   -----
  Excess risk-based capital............      $ 70,379    2.98%
                                             ========   =====

      The Capital Regulations substantially changed the capital requirements for asset sales with recourse or the retention of the subordinated portion of a senior/subordinated loan participation or interest in a package of loans sold. Essentially, the Capital Regulations treat asset sales with recourse as if they had not occurred, and generally require a savings institution to maintain capital against the entire amount of assets sold with recourse, even if the recourse is for less than the full amount of assets sold, with one limited exception. The exception is that assets sold with recourse with respect to which the recourse percentage is less than the applicable risk-based capital requirement are not included in risk-weighted assets; however, capital is required to be maintained in an amount equal to such recourse amount. A savings institution's retention of the subordinated portion of a senior/subordinated loan participation or interest in a package of loans sold is treated in the same manner as an asset sale with recourse. Since the change in regulation, the Bank has not been active in such loan sales. At December 31, 1995, the Bank had loans sold with recourse or subordination totaling $248 million on which it was required to hold additional capital. The amount of capital required to be maintained against such off-balance sheet loans was $13 million.

      In August 1993, the OTS adopted a final rule incorporating an interest-rate risk component into the risk-based capital regulation. Under the rule (implementation of which has been temporarily suspended) an institution with a greater than "normal" level of interest rate risk will be subject to a deduction of an interest rate risk component from total capital for purposes of calculating its risk-based capital requirement.

As a result, such an institution will be required to maintain additional capital in order to comply with such requirement. An institution with a greater than "normal" interest rate risk is defined as an institution that would suffer a loss of net portfolio value exceeding 2.0% of the estimated market value of its assets in the event of an immediate and sustained 200 basis point increase or decrease (with certain minor exceptions) in interest rates. The interest rate risk component will be calculated, on a quarterly basis, as one-half of the difference between an institution's measured interest rate risk and 2.0%, multiplied by the market value of its assets. The rule also authorizes the OTS to waive or defer an institution's interest rate risk component on a case-by-case basis. The final rule became effective January 1, 1994, subject, however, to a "lag" time between the reporting date of the data used to calculate an institution's interest rate risk and the effective date of each quarter's interest rate risk component. The regulatory calculation for determining the Bank's interest rate risk, measured as of June 30, 1995, as required by the regulations, resulted in an interest rate risk measurement of 0.39% at December 31, 1995, compared to the 2.0% regulatory threshold at which additional capital would be required.

      FIRREA requires a savings institution which fails to meet its capital standards to submit a capital restoration plan to the OTS District Director which describes the manner in which the institution proposes to increase its capital and the activities in which it will engage, and requires that any increase in its assets be met with a commensurate increase in tangible capital and risk-based capital. The OTS also has the authority to issue a capital directive to a savings institution that does not satisfy its minimum capital requirements. The capital directive may also specify corrective actions to be taken.

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

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") required the FDIC to implement a risk-based assessment system, under which an institution's insurance assessment is based on the probability that the deposit insurance fund will incur a loss with respect to the institution, the likely amount of any such loss, and the revenue needs of the deposit insurance fund. The FDIC adopted a final risk-based assessment system effective January 1, 1994.

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

                                         Group A  Group B  Group C
                                         -------  -------  -------
    Well Capitalized..................    0.23%    0.26%    0.29%
    Adequately Capitalized............    0.26     0.29     0.30
    Undercapitalized..................    0.29     0.30     0.31


      In addition to the above deposit insurance assessments, the OTS has imposed assessments and examination fees on savings institutions. OTS assessments for the Bank increased to $603 thousand in 1995, from $547 thousand in 1994 and $531 thousand in 1993.

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

      Federal legislation has been proposed which would merge the BIF and SAIF funds. If this occurs, it is expected that the premiums paid by thrifts would decrease substantially after an initial one-time assessment. However, it is not known if or when such legislation may be enacted.

      Liquidity. Federal regulations currently require a savings institution to maintain a monthly average daily balance of liquid assets (including cash, certain time deposits, bankers' acceptances and specified United States government, state or federal agency obligations) equal to at least 5% of the average daily balance of its net withdrawable accounts and short-term borrowings during the preceding calendar month. This liquidity requirement may be changed from time-to-time by the OTS to any amount within the range of 4% to 10% of such accounts and borrowings depending upon economic conditions and the deposit flows of member institutions. Federal regulations also require each member institution to maintain a monthly average daily balance of short-term liquid assets (generally those having maturities of 12 months or less) equal to at least 1% of the average daily balance of its net withdrawable accounts and short-term borrowings during the preceding calendar month. Monetary penalties may be imposed for failure to meet these liquidity ratio requirements. The Bank's liquidity and short-term liquidity ratios for the calculation period ended December 31, 1995 were 5.2% and 3.6%, respectively, which exceeded the applicable requirements.

      Community Reinvestment Act. The Community Reinvestment Act ("CRA") requires each savings institution, as well as commercial banks and certain other lenders, to identify the communities served by the institution and to identify the types of credit the institution is prepared to extend within those communities. The CRA also requires the OTS to assess an institution's performance in meeting the credit needs of its identified communities as part of its examination of the institution, and to take such assessments into consideration in reviewing applications with respect to branches, mergers and other business combinations, including savings and loan holding company acquisitions. An unsatisfactory CRA rating may be the basis for denying such an application and community groups have successfully protested applications on CRA grounds. The OTS assigns CRA ratings of "outstanding," "satisfactory," "needs to improve" or "substantial noncompliance." The Bank was rated "satisfactory" in its last CRA examination, which was conducted in 1994. New CRA regulations which were enacted in late 1995 will take effect starting in 1996. Under the new regulations, institutions will be evaluated based on: (i) performance in lending in their assessment areas; (ii) the provision of deposit and other community services in their assessment areas; and (iii) the investment in housing-related and other qualified community investments. Under the new regulations, an institution which is found to be deficient in its performance in meeting its community's credit needs may be subject to enforcement actions, including cease and desist orders and civil money penalties.

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

     Although the OTS has never prohibited the Bank from making a capital distribution, the OTS nevertheless retains the authority to prohibit any capital distribution otherwise authorized under the regulations if the OTS determines that the capital distribution would constitute an unsafe or unsound practice. The regulations also state that the capital distribution limitations apply to direct and indirect distributions to affiliates, including those occurring in connection with corporate reorganizations. Moreover, the Bank would not be permitted to pay cash dividends if it were deemed to be an "undercapitalized" institution for purposes of the "prompt corrective action" rules of FDICIA. At December 31, 1995, the Bank met the standards necessary to be deemed to be "well capitalized" for purposes of the "prompt corrective action" rules.

      Limits on Types of Loans and Investments. Federal savings institutions are authorized, without quantitative limits, to make loans on the security of liens upon residential real property and to invest in a variety of instruments such as obligations of, or fully guaranteed as to principal and interest by, the United States; stock or bonds of the FHLB; certain mortgages, obligations, or other securities which have been sold by FHLMC or FNMA; and certain securities issued by, or fully guaranteed as to principal and interest by, the Student Loan Marketing Association and the Government National Mortgage Association. Certain other types of loans or investments may be acquired subject to quantitative limits: secured or unsecured loans for commercial, corporate, business, or agricultural purposes, limited to 10% of assets; loans on the security of liens upon nonresidential real property, limited to 400% of capital except when the Director of the OTS permits an association to exceed such limits; investments in personal property, limited to 10% of assets; consumer loans and certain securities such as commercial paper and corporate debt, limited to 35% of assets; and construction loans without security, which may not exceed the greater of an association's capital or 5% of its assets.

      Savings institutions are subject to the same loans-to-one borrower ("LTOB") restrictions that are applicable to national banks, with limited provisions for exceptions. In general, the national bank standard restricts loans to a single borrower to no more than 15% of a bank's capital and surplus, plus an additional 10% if the loan is collateralized by certain readily marketable collateral. The Bank's loans were within the LTOB limitations at December 31, 1995.

      Savings institutions and their subsidiaries are prohibited from acquiring or retaining any corporate debt security that, at the time of acquisition, is not rated in one of the four highest rating categories by at least one nationally recognized statistical rating organization. The Bank has no impermissible equity investments in its investment portfolio.

      Safety and Soundness Standards. In 1995, the OTS enacted regulations containing "safety and soundness" standards covering various aspects of the operations of savings institutions pursuant to a requirement of FDICIA that such standards be adopted by the federal banking agencies. The guidelines include standards relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, executive compensation, maximum ratios of classified assets to capital, and minimum earnings sufficient to absorb losses without impairing capital. A savings institution not meeting one or more of such standards is required to submit to the OTS, and thereafter comply with, a compliance plan acceptable to the OTS describing the steps the institution will take to attain compliance with the applicable standard and the time within which those steps will be taken.

      FDICIA contains a number of measures intended to promote early identification of management problems at depository institutions and to ensure that regulators intervene promptly to require corrective action by institutions with insufficient capital or inadequate operational and managerial standards. The Bank's annual management report on the effectiveness of compliance with these measures and the independent accountants' attestation as to the effectiveness of the Bank's internal controls will be made available in March of 1996.

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

      Pursuant to FDICIA and implementing regulations adopted by the FDIC, only "well capitalized" institutions may obtain brokered deposits without a waiver. An "adequately capitalized" institution can obtain brokered deposits only if it receives a waiver from the FDIC. An "undercapitalized" institution may not accept brokered deposits under any circumstances. The Bank met the "well-capitalized" standards throughout 1995 and was eligible to accept brokered deposits without a waiver.

      Qualified Thrift Lender Test. In general, the Qualified Thrift Lender ("QTL") test requires that 65% of an institution's portfolio assets be invested in "qualified thrift investments" (primarily loans, securities and other investments related to housing), measured on a monthly average basis for nine out of every 12 months on a rolling basis. Any savings institution that fails to meet the QTL test must either convert to a bank charter or become subject to national bank-type restrictions on branching, business activities, and dividends, and its ability to obtain FHLB advances is affected. The Bank met the QTL test at December 31, 1995, with 95.5% of its portfolio assets comprised of "qualified thrift investments."

      Transactions with Affiliates. Federal savings institutions are subject to the provisions of Sections 23A and 23B of the Federal Reserve Act. Section 23A restricts loans or extensions of credit to, or investments in, or certain other transactions with, affiliates and as to the amount of advances to third parties collateralized by the securities or obligations of affiliates. Section 23B generally requires that transactions with affiliates must be on a non-preferential basis. Federal savings institutions may not make any extension of credit to an affiliate which is engaged in activities not permitted by bank holding companies, and may not invest in securities issued by an affiliate (except with respect to a subsidiary). The Company is an "affiliate" of the Bank for the purposes of these provisions.

      Transactions with Insiders. Federal savings institutions are subject to the restrictions of Sections 22(g) and (h) of the Federal Reserve Act which, among other things, restrict the amount of extensions of credit which may be made to executive officers, directors, certain principal shareholders (collectively "insiders"), and to their related interests. When lending to insiders, a savings association must follow credit underwriting procedures that are not less stringent than those applicable to comparable transactions with persons outside the association. The amount that a savings association can lend in the aggregate to insiders (and to their related interests) is limited to an amount equal to the association's core capital and surplus. Insiders are also prohibited from knowingly receiving (or knowingly permitting their related interests to receive) any extensions of credit not authorized under these statutes.

      Federal Reserve System. Federal Reserve Board regulations require savings institutions to maintain non-interest bearing reserves against their transaction accounts. The reserve for transaction accounts as of December 31, 1995 was 3% of the first $47.7 million (increasing to $49.8 million as of January 1, 1996) of such accounts and 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) of the balance of such accounts. The Bank is in compliance with these requirements.

     Taxation. The Company, the Bank and its subsidiaries file a consolidated federal income tax return on a calendar year basis using the accrual method. The maximum marginal federal tax rate is currently 35%.

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

     In 1995, 1994 and 1993, the Bank was allowed an addition to its tax bad debt reserves under the experience method equal to the amount necessary to bring the tax reserve balance to the level that was established at December 31, 1987. In accordance with the Tax Reform Act of 1986, the Bank generally may maintain the balance of its tax reserve at the December 31, 1987 level, even if the result would be less using the experience method; however, if the amount of the Bank's loans outstanding at the end of a particular year is less than the Bank's loans outstanding on December 31, 1987, then for such year the Bank may maintain the balance of its tax reserve at a level equal to the amount which bears the same ratio to loans outstanding at the close of such year as the balance of the reserve on December 31, 1987 bears to the amount of loans outstanding on December 31, 1987. If the Bank were to fail the 60% qualifying asset test, it would no longer be permitted to calculate its bad debt deductions under the reserve method. In that case, the Bank would be required generally to change to the specific charge-off method of accounting for bad debts and would be required to include the amount of its reserve in income over a six-year period.

      Proposed legislation pertaining primarily to the merger of the BIF and SAIF insurance funds also contains provisions which would eliminate the tax bad debt deduction for the year beginning January 1, 1996. However, existing tax bad debt reserves established prior to 1987 would be permitted to be carried under a proposed "grandfathering" treatment. Post-1987 reserves would have to be eliminated over a period of several years (presently proposed to be six years). The Company cannot predict if or in what form such legislation may be enacted or any potential effect on its Consolidated Statements of Operations.

      For state tax purposes, the Bank is allowed an addition to its tax bad debt reserves in an amount necessary to fill up to its tax reserve balance calculated using the experience method.

      To the extent that distributions by the Bank to the Company that are permitted under federal regulations exceed the Bank's earnings and profits (as computed for federal income tax purposes), such distributions would be treated for tax purposes as being made out of the Bank's excess bad debt reserve and would thereby constitute taxable income to the Bank in an amount equal to the lesser of the Bank's excess bad debt reserve or the amount which, when reduced by the amount of income tax attributable to the inclusion of such amount in gross income, is equal to the amount of such distribution. At December 31, 1995, the Bank's excess bad debt reserve was zero. At December 31, 1995, the

Bank's earnings and profits (as computed for federal income tax purposes) were approximately $128 million.

     At December 31, 1995, the Bank had $36.2 million in deferred tax assets. No valuation allowance was established because management believes that it is more likely than not that the deferred tax assets will be realized. Deferred tax liabilities totaled $42.8 million at December 31, 1995.

      The Bank is subject to an alternative minimum tax if such tax is larger than the tax otherwise payable. Generally, alternative minimum taxable income is a taxpayer's regular taxable income, increased by the taxpayer's tax preference items for the year and adjusted by computing certain deductions in a special manner which negates the acceleration of such deductions under the regular tax. The adjusted income is then reduced by an exemption amount and is subject to tax at a 20% rate. The excess of the addition to the bad debt reserve computed under the percentage of taxable income method over the increase in the reserve calculated on the basis of actual experience is an item of tax preference. No alternative minimum taxes were applicable to the Bank for tax years 1995, 1994 or 1993.

      California tax laws have generally conformed to federal tax laws since several provisions of the Tax Reform Act of 1986 were adopted in September 1987.

     For California franchise tax purposes, federal savings banks are taxed as "financial corporations" at a higher rate than that applicable to non-financial corporations because of exemptions from certain state and local taxes. Under present law, the California franchise tax rate applicable to financial corporations may vary each year. The tax rates for 1995, 1994 and 1993 were 11.300%, 11.469% and 11.107%, respectively.

      The Internal Revenue Service ("IRS") is currently examining tax years 1991 and 1992. During 1994, the IRS completed its examination of the Company's consolidated federal income tax returns for tax years 1984 through 1986 and, in 1995, completed its examination of tax returns for 1987 and 1988. In early 1996, the IRS completed its examination of tax returns for 1989 and 1990. The IRS has proposed adjustments primarily related to temporary differences as to the recognition of certain taxable income and expense items. The Company has filed formal protests with the IRS to take exception to most of the proposed adjustments for all examinations. In addition, the Franchise Tax Board ("FTB") is examining tax years 1989 and 1990. While the Company has provided for deferred taxes for federal and state purposes, a change in the period of recognition of certain income and expense items could result in interest due to the IRS and FTB. Although the outcome of the exams is not known at this time, and it may take several years to resolve any disputed matters, the Company has recorded charges of $3.5 million, $3.2 million and $1.8 million in 1995, 1994 and 1993, respectively, as interest on possible tax adjustments. At December 31, 1995, the Company had $14.1 million of accrued interest payable recorded as a liability on the Consolidated Statements of Financial Condition. The amount of interest accrued is based upon the proposed adjustments and is management's best estimate of the liability as of this date.

ITEM 2--PROPERTIES

      At December 31, 1995, the Bank owned the building and land for seven of its branch offices, owned the building but leased the land for three additional offices, and leased its remaining offices. Properties leased by the Bank include its home and executive offices located in a 12-story office tower in downtown Santa Monica, loan offices in Los Angeles County and a general services and corporate operations office building in Santa Monica. FFC does not lease or own properties. For information concerning rental obligations, see note 6 of the Notes to Consolidated Financial Statements.


ITEM 3--LEGAL PROCEEDINGS

      The Company is involved as a plaintiff or defendant in various legal actions incident to its business, none of which are believed by management to be material to the Company.


ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                             PART II

ITEM 5--MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER  MATTERS

      (a) Market Information. The Company's common stock is traded on the New York Stock Exchange ("NYSE") under the symbol
"FED." Prior to the Company's acquisition of all the Bank's common stock in September, 1987, the Bank's stock was traded in the national over-the-counter market under the symbol "FFSB." Included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" is a chart representing the range of high and low stock prices for the Company's common stock for each quarterly period for the last five years.

      (b)   Holders.  As of February 15, 1996,  the  Company  had
10,614,402 shares of its common stock outstanding, representing approximately 1,189 record stockholders, which total does not include the number of stockholders whose shares are held in street name.

      (c) Dividends. As a publicly traded company, the Company has no history of dividend payments on its Common Stock. However, the Company may in the future adopt a policy of paying dividends, depending on its net earnings, financial position and capital requirements, as well as regulatory restrictions, tax consequences and the ability of the Company to obtain a dividend from the Bank for payment to stockholders. OTS regulations limit amounts that the Bank can pay as a dividend to the Company. No dividend may be paid if the Bank's net worth falls below regulatory requirements. (See "Business - Summary of Material Legislation and Regulations" for other regulatory restrictions on dividends.) Within these regulations, the Board of Directors of the Bank declared and paid dividends to the Company totaling $5.9 million, $5.0 million and $3.0 million in 1995, 1994 and 1993, respectively.

      The  ability  of  the  Company to  pay  dividends  is  also restricted by the covenants contained in its Indenture pertaining
to  $50  million  in  Notes due October 2004.   See  "Business  -
Borrowings."

ITEM 6--SELECTED FINANCIAL DATA

     Selected financial data for the Company is presented below:

                            FIRSTFED FINANCIAL CORP. AND SUBSIDIARY
                           FIVE YEAR CONSOLIDATED SUMMARY OF OPERATIONS

                                                1995         1994         1993         1992         1991
                                               ------       ------       ------       ------       ------
                                                    (Dollars In Thousands, Except For Share Data)
For the Year Ended December 31:
   Interest income......................    $  301,735   $  235,424   $  229,445   $  255,612   $  296,530
   Interest expense.....................       224,077      157,655      131,616      151,510      195,756
   Net interest income..................        77,658       77,769       97,829      104,102      100,774
   Provision for loan losses............        28,376       85,700       67,679       41,384       11,833
   Other income.........................         8,725       11,264       12,054       12,634        7,059
  Non-interest expense..................        45,903       45,496       45,298       46,125       40,482
  Earnings (loss) before income
   taxes (benefit) and cumulative
   effect of change in accounting
       principle........................        12,104      (42,163)      (3,094)      29,227       55,518
     Income taxes (benefit).............         5,569      (17,699)      (1,046)      11,198       27,091
  Earnings (loss) before
   cumulative effect of change
      in accounting principle...........         6,535      (24,464)      (2,048)      18,029       28,427
     Net earnings (loss)................         6,535      (24,464)      (2,048)      22,104       28,427
  Earnings (loss) per share
   before cumulative effect of
   change in accounting princi-
       ple..............................          0.61        (2.32)       (0.20)        1.66         2.61
    Earnings (loss) per share  1........          0.61        (2.32)       (0.20)        2.04         2.61
End of Year:
   Loans receivable.....................     3,059,780    3,072,309    2,715,663    2,496,700    2,368,796
   Mortgage-backed securities...........       835,448      821,317      708,283      769,155      644,264
   Investment securities................        76,184       84,052      103,836       43,736      111,172
    Total assets........................     4,139,737    4,157,414    3,661,117    3,446,573    3,287,059
     Deposits...........................     2,205,036    2,298,914    2,305,480    1,982,745    1,740,103
     Borrowings.........................     1,666,943    1,604,821    1,093,149    1,196,241    1,280,372
    Liabilities.........................     3,943,446    3,972,727    3,452,825    3,239,062    3,096,883
   Stockholders' equity.................       196,291      184,687      208,292      207,511      190,176
   Book value per share 1...............         18.49        17.42        19.78        19.98        18.28
Selected Ratios:
     Return on average assets...........          0.16%       (0.64)%      (0.06)%       0.65%        0.90%
     Return on average equity...........          3.47%      (12.78)%      (1.01)%      11.09%       16.09%
  Ratio of non-performing
     assets to total assets.............          2.33%        2.23%        3.23%        2.62%        1.83%
Other Data:
  Number of Bank full service
     branches...........................            25           25           25           24           18

----------
1  Adjusted for the five-for-four stock split declared September 26, 1991.

      Also see summarized results of operations on a quarterly basis for 1995, 1994 and 1993 in note 15 of the Notes to Consolidated Financial Statements.

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

      Net earnings of $6.5 million or $0.61 per share were recorded in 1995. Net losses of $24.5 million and $2.0 million were reported in 1994 and 1993, respectively. On a per share basis, the losses during 1994 and 1993 were $2.32 and $0.20, respectively. The Company's results over the last three years have been impacted by the prolonged economic recession in Southern California. Loan charge-offs were $39.7 million, $45.4 million, and $48.6 million during 1995, 1994 and 1993, respectively. The Company also transferred $21.4 million and $32.5 million to valuation allowances for impaired loans during 1995 and 1994, respectively. Loan charge-offs during 1994 include $13.8 million in losses directly attributable to the January 17, 1994 earthquake in Southern California. Charge-offs related to the 1994 earthquake during 1995 were $2.4 million.

      Certain key financial ratios for the Company are presented below:

                                                               Average
                                        Return on  Return on  Equity to
                                         Average    Average    Average
                                          Assets     Equity     Assets
                                        ---------  ---------  ---------
1995.................................       16%       3.47%      4.49%
1994.................................     (.64)     (12.78)      4.97
1993.................................     (.06)      (1.01)      5.61
1992.................................      .65       11.09       5.86
1991.................................      .90       16.09       5.63


      Core earnings reflect the Company's results from basic operations and were $45.6 million in 1995, $46.5 million in 1994 and $62.2 million in 1993. Core earnings are defined as net interest income before provision for loan losses plus other income (excluding gain on sale of loans and securities) less non-interest expense. Non-recurring items are excluded from core earnings. Core earnings decreased in 1995 compared to 1994 primarily as a result of decreased loan servicing fees due to payoffs of loans serviced for others. Core earnings decreased in 1994 compared to 1993 primarily due to a decline in net interest income.

      Non-performing assets (primarily loans 90 days past due or in foreclosure plus foreclosed real estate) were $96.6 million or 2.33% of total assets at December 31, 1995. This figure compares to $92.6 million or 2.23% of total assets at December 31, 1994 and $118.2 million or 3.23% of total assets at December 31, 1993. The increase in non-performing assets during 1995 was due primarily to growth in foreclosed real estate and a small increase in non-performing loans. The decrease during 1994 compared to 1993 was due to a bulk sale of $29.6 million in non-performing loans and $2.3 million in foreclosed real estate. Increased delinquencies and foreclosures resulting from unemployment and decreased real estate values in Southern California have impacted the level of non-performing assets over the last four years.

     The Company issued $50 million in 10-year Notes during 1994. The net proceeds were contributed to the Bank as capital. At December 31, 1995, the Bank's regulatory risk-based capital ratio increased to 10.98% and the tangible and core capital ratios increased to 5.63%. The Bank met the regulatory capital standards to be deemed "well-capitalized" at December 31, 1995.

      The Bank's deposits are insured by the SAIF up to a maximum of $100,000 for each insured depositor. The FDIC administers a separate fund, BIF, applicable to commercial banks and certain other non-SAIF insured institutions. Legislation is currently under consideration by Congress which includes a one-time assessment for SAIF members such as the Bank. Should legislation be enacted in its currently contemplated form, the Bank's one-time assessment would be approximately $11 million, net of tax, based on the Bank's insured deposits at March 31, 1995 and an assumed assessment rate of 85 basis points. Additionally, once the SAIF has been recapitalized through the one-time assessment, the Bank's deposit insurance premium assessments would be reduced from the current rate. The currently proposed legislation has evolved significantly over recent months and may continue to change until final legislation is enacted, if ever. Moreover, there can be no assurance that a premium reduction will occur.

     Assuming the proposed one-time special assessment became law in 1996 and was immediately charged against the Company's results of operations, the one-time assessment would have a material adverse effect on the Bank's 1996 results of operations. However, the Bank has sufficient regulatory capital to continue to be classified as "well-capitalized" by its regulators following such an assessment. In addition, the Bank would not face any liquidity issues as a result of such an assessment.

      Proposed legislation is currently under consideration by Congress which would significantly change the federal income tax law affecting the bad debt reserves of savings institutions. This proposed legislation would eliminate the reserve method for computing bad debt deductions beginning in 1996 and might require the recapture of bad debt reserves established after 1987 under varying factual situations. The proposed legislation is currently under review and may change significantly before final legislation is enacted, if ever.

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

      The determination of the allowance for loan losses and the valuation of real estate collateral is based on estimates that are susceptible to changes in the economic environment and market conditions. Management believes that the allowance for loan losses as of December 31, 1995 was adequate based on information available at that time. A continuation of the current economic climate could increase the likelihood of losses due to credit and market risks. This could create the need for additional loan loss provisions.

      Regulatory risk is the risk that the regulators will reach different conclusions than management regarding the financial position of the Company. The OTS examines the Bank's financial results annually. The OTS reviews the allowance for loan losses and may require the Bank to adjust the allowance based on information available at the time of their examination.

 Other Risks

      The Bank has been named as a defendant in various lawsuits, none of which is expected to have a materially adverse effect on the Company. The outcome of the lawsuits cannot be predicted but the Bank intends to vigorously defend the actions.

      Inflation substantially impacts the financial position and operations of financial intermediaries, such as banks and savings institutions. These entities primarily hold monetary assets and liabilities and, as such, can experience significant purchasing power gains and losses over relatively short periods of time. In addition, interest rate changes during inflationary periods change the amounts and composition of assets and liabilities held by financial intermediaries and could result in regulatory pressure for additional equity investment.


                     COMPONENTS OF EARNINGS

 Net Interest Income

      Net interest income is the primary component of the Company's earnings. The chief determinants of net interest income are the dollar amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid thereon. The greater the excess of average interest-earning assets over average interest-bearing liabilities, the more beneficial the impact on net interest income. The excess of average interest-earning assets over average interest-bearing liabilities was $63.1 million in 1995, $53.9 million in 1994 and $90.8 million in 1993. The improvement in 1995 compared to 1994 was due to increased average earning assets, as a result of a decline in average non-performing assets. The compression in 1994 was due to the Company's net loss in that year, offset by a small decrease in average non-performing assets.

      The Company's net interest income is also impacted by a three month time lag before changes in the cost of funds can be passed along to monthly adjustable rate loan customers. Savings and borrowing costs adjust to market rates immediately while it takes several months for the loan yield to adjust. This time lag decreases the Company's net interest income during periods of rising interest rates. The reverse is true during periods of declining interest rates. (See "Asset-Liability Management" for further discussion.)

      The following table sets forth the components of interest-earning assets and liabilities, the excess of interest-earning assets over interest-bearing liabilities, the yields earned and rates paid and net interest income for the periods indicated:

                                                 1995          1994          1993
                                              ----------    ----------    ----------
                                                      (Dollars In Thousands)
Average loans and mortgage-backed
  securities 1............................    $3,940,247    $3,598,561    $3,331,352
Average investment securities.............       176,131       149,907       134,986
                                              ----------    ----------    ----------
Average interest-earning assets...........     4,116,378     3,748,468     3,466,338
                                              ----------    ----------    ----------

Average savings deposits..................     2,245,178     2,273,065     2,065,867
Average borrowings........................     1,808,072     1,421,522     1,309,658
                                              ----------    ----------    ----------
Average interest-bearing liabilities......     4,053,250     3,694,587     3,375,525
Excess of interest-earning assets over        ----------    ----------    ----------
  interest-bearing liabilities............    $   63,128    $   53,881    $   90,813
                                              ==========    ==========    ==========
Yields earned on average interest
   earning assets.........................          7.23%         6.20%         6.56%
Rates paid on average interest-
  bearing liabilities.....................          5.51          4.27          3.89
Net interest rate spread..................          1.72          1.93          2.67
Effective net spread......................          1.80          1.99          2.77

Total interest income 2...................    $  297,683    $  232,368    $  227,521
Total interest expense 2..................       223,501       157,625       131,325
                                              ----------    ----------    ----------
Net interest income.......................    $   74,182    $   74,743    $   96,196
                                              ==========    ==========    ==========

-----------
1 Non-accrual loans were included in the average dollar amount of loans outstanding but no income was recognized during the period that each such loan was on non-accrual status.
2 Dividends on FHLB stock and miscellaneous interest income and expense were not considered in this analysis.


      The net interest spread decreased in 1995 compared to 1994 primarily due to higher interest rates paid during 1995. Although the FRB decreased its Federal Funds rate by 0.25% in July and December of 1995, these adjustments only offset the 0.50% increase that occurred in February of the same year. The FRB increased interest rates six times during 1994 (by 2.50%);
however, interest rates were at their lowest point in several years at the beginning of 1994.

      The dollar amount of net interest income remained virtually unchanged during 1995 compared to 1994 because the impact of the lower net interest spread during 1995 was offset by growth in average interest-earning assets. Average interest-earning assets increased during 1995 compared to 1994 due to substantial new loan originations which occurred late in 1994. Average interest-earning assets also increased during 1995 compared to 1994 due to improvement in average non-performing assets which decreased to 2.29% in 1995 from 3.02% in 1994.

      The table below sets forth certain information regarding changes in the interest income and interest expense of the Bank for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (changes in average balance multiplied by old rate) and (ii) changes in rates (changes in rate multiplied by prior year average balance):

                                                Year Ended                       Year Ended
                                            December 31, 1995                December 31, 1994
                                                  Versus                           Versus
                                            December 31, 1994                December 31, 1993
                                      -----------------------------    --------------------------------
                                              Change Due To                    Change Due To
                                      -----------------------------    --------------------------------
                                        Rate      Volume     Total       Rate      Volume       Total
                                      -------    -------    -------    -------    --------     --------
                                                          (Dollars  In Thousands)
Interest Income:
  Loans and mortgage-backed
    securities..................      $40,373    $22,651    $63,024    $17,139    $(13,445)    $  3,694
  Investments...................          891      1,400      2,291        730         423        1,153
                                      -------    -------    -------    -------    --------     --------
    Total interest income.......       41,264     24,051     65,315     17,869     (13,022)       4,847
                                      -------    -------    -------    -------    --------     --------
Interest Expense:
  Deposits......................       22,698     (1,087)    21,611      7,947       1,851        9,798
  Borrowings....................       22,572     21,693     44,265      4,850      11,652       16,502
                                      -------    -------    -------    -------    --------     --------
    Total interest expense......       45,270     20,606     65,876     12,797      13,503       26,300
Net change in                         -------    -------    -------    -------    --------     --------
  interest income (expense).....      $(4,006)   $ 3,445    $  (561)   $ 5,072    $(26,525)    $(21,453)
                                      =======    =======    =======    =======    ========     ========

Note: Changes in rate/volume (change in rate multiplied by the change in average volume) have been allocated to the change in rate or the change in volume based upon the respective percentages of the combined totals. Dividends on Federal Home Loan Bank stock and miscellaneous interest income and expense were not considered in this analysis.

      Interest expense on borrowings includes accruals of $3.5 million, $3.2 million and $1.8 million, during 1995, 1994 and 1993, respectively, for amounts potentially due as a result of IRS and California Franchise Tax Board audits. The Company provides for interest on the disputed items based on relevant tax rulings and case law as well as the progression of the audit at the Appeals Office of the IRS.

                                              Interest Rate Spreads and Yield on Average Interest-Earning Assets


                                                                    Year Ended December 31,
                                    ---------------------------------------------------------------------------------------
                                         1995              1994              1993              1992              1991
                                    ---------------   ---------------   ---------------   ---------------   ---------------
                                    During   End of   During   End of   During   End of   During   End of   During   End of
                                    Period   Period   Period   Period   Period   Period   Period   Period   Period   Period
                                    ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
Weighted average yield
 on loans and mortgage-
 backed securities...............    7.31%    7.63%    6.25%    6.50%    6.64%    6.20%    7.92%    7.25%    9.96%    9.20%
Weighted average yield
  on investment portfolio 1......    5.56     5.15     5.00     5.08     4.70     5.16     4.24     6.18     6.03     4.90
Weighted average yield
 on all interest-earning
  assets.........................    7.23     7.59     6.20     6.47     6.56     6.17     7.78     7.24     9.82     9.05
Weighted average rate
  paid on deposits...............    4.86     4.89     3.85     4.49     3.76     3.60     4.66     3.97     6.70     5.74
Weighted average rate
 paid on borrowings and
  FHLB advances..................    6.32     6.11     4.93     6.04     4.09     3.99     5.10     4.48     7.08     5.47
Weighted average rate
 paid on all interest-
  bearing liabilities............    5.51     5.41     4.27     5.12     3.89     3.73     4.83     4.16     6.85     5.63
Effective net spread2............    1.80              1.99              2.77              3.16              3.29
Interest rate spread3............    1.72%    2.18%    1.93%    1.35%    2.67%    2.44%    2.95%    3.08%    2.97%    3.42%

----------
1 Dividends on FHLB stock and miscellaneous interest income were not considered in this analysis.
2 Net interest income (the difference in the dollar amounts of interest earned and paid) divided by average interest -earning assets.
3 Weighted average yield on all interest-earning assets less weighted average rate paid on all interest-bearing liabilities.

Loss Provisions

      The Company recorded $28.4 million in loan loss provisions during 1995 due to continued weakness in the Southern California real estate markets. Another $2.1 million in loss provisions were recorded as an adjustment to gain (loss) on sale of loans. This compares with $85.7 million recorded in 1994 and $67.7 million in 1993. The Company recorded its largest provisions for loan losses during 1994 and 1993 in response to the economic recession in Southern California. The 1994 provision also includes amounts provided for losses resulting from the earthquake which occurred in Southern California on January 17, 1994.

      The Bank has a policy of providing for general valuation allowances, unallocated to any specific loan, but available to offset any future loan losses. The allowance is maintained at an amount that management believes adequate to cover estimable and probable loan losses. General valuation allowances totaled $42.9 million and $55.4 million at December 31, 1995 and December 31, 1994, respectively. The decrease in general valuation allowances from 1994 to 1995 is consistent with the decrease in charge-offs from 1.58% of average loans outstanding in 1994 to 1.28% of average loans outstanding in 1995. The Company also maintains valuation allowances for impaired loans and loans sold with recourse. See "Allowances for Loan Losses." Management performs regular risk assessments of the Bank's loan portfolio to maintain appropriate general valuation allowances.

      Additional loan loss provisions may also be required to the extent that charge-offs are recorded against the valuation allowance for impaired loans or the general valuation allowance. Loan charge-offs decreased to $39.7 million in 1995 from $45.4 million in 1994 and $48.6 million in 1993. Charge-offs for 1995 include $2.4 million directly related to the 1994 earthquake. Charge-offs for 1994 include 13.8 million directly related to the earthquake. Charge-offs are due primarily to declines in the estimated value of the underlying collateral of the Bank's loans. The Southern California area has experienced declines in real estate values and other economic problems for the past several years resulting from increased unemployment, reductions in defense spending and natural disasters. Multi-family properties have been particularly affected in the current recession. The Bank's loan portfolio (excluding mortgage-backed securities) 43% of which is secured by multi-family properties, has required additional loss provisions primarily due to these recessionary factors.

  Non-interest Income

       Loan and other fees decreased to $6.1 million in 1995 compared to $7.0 million in 1994 and $6.5 million in 1993 primarily as a result of decreased servicing income due to prepayments in the portfolio of loans serviced for others and decreased miscellaneous loan fees due to the decline in loan originations in 1995 compared to 1994 and 1993.

      Gain (loss) on sale of loans and mortgage-backed securities decreased to a loss of $1.6 million in 1995 from gains of $319 thousand in 1994 and $4.3 million in 1993. The 1995 loss includes a $2.1 million provision for loans that had been sold with recourse in prior years. The 1993 gain includes a $2.0 million gain on the sale of a mortgage-backed security from the Bank's available-for-sale portfolio. Loans originated for sale declined during 1995 and 1994 due to increased mortgage banking competition in the current economic environment.

       Real estate operations resulted in  a  net gain  of   $2.0
million in 1995 compared to a net gain of $2.3 million in 1994 and a net loss of $437 thousand in 1993. The gains recorded in 1995 and 1994 resulted primarily from the recovery of excess valuation allowances upon the sale of foreclosed properties. Losses recorded in 1993 resulted primarily from the operation of foreclosed properties prior to sale. The Bank normally sells foreclosed properties within a few months after acquisition, usually after the properties have been rehabilitated.

      Other operating income, which increased to $2.2 million in 1995 from $1.6 million in 1994 and $1.7 million in 1993, consists primarily of fees earned for services provided by the retail savings branches. Fees earned by retail savings branches increased 44% in 1995 compared to 1994 directly as a result of management efforts to improve fee income. Other operating income during 1993 includes additional trustee fees earned due to the high level of foreclosures in that year.

 Non-interest Expense

       Non-interest expense decreased to 1.10% of average total assets in 1995 from 1.18% of average total assets in 1994 and 1.26% of total assets in 1993. The decreasing trend in non-interest expense over the last three years resulted from management's ongoing cost control programs.

      Salary and benefit costs increased only 1% in 1995 compared to 1994. Decreased salary and related payroll and benefit insurance costs caused by attrition were offset by year-end performance bonuses and an increase in the contribution to the Employee Stock Ownership Plan ("ESOP"). The decrease in 1994 compared to 1993 was due to lower amounts contributed to the bonus and profit sharing plans in 1994.

      Occupancy expense decreased 6% in 1995 compared to 1994 due to decreased maintenance and equipment costs and the consolidation of existing loan offices. Occupancy expense increased by 2% in 1994 compared to 1993 due to rent escalation clauses. One loan office was closed and consolidated with an existing loan office in 1995. Two loan offices were closed and consolidated with existing loan offices during 1994.

      Other operating expenses decreased 7% in 1995 compared to 1994 due primarily to lower insurance, legal and contribution expenses. The 5% increase in 1994 compared to 1993 was primarily due to increased data processing, goodwill and insurance costs.

      Advertising expense decreased by 7% in 1995 and 21% in 1994 due to cost containment efforts and the realignment of costs to reflect business activity in 1995 and 1994.

      Federal deposit insurance increased by 24% in 1995 compared to 1994 due to a higher average assessment rate in 1995 compared to 1994. The increase of 11% in 1994 compared to 1993 was due to growth in average savings deposits.

      The following table details the components of non-interest expense for the periods indicated:

                                                            Non-Interest Expense
                                                            Year Ended December 31,
                                             ---------------------------------------------------
                                               1995       1994       1993       1992       1991
                                             -------    -------    -------    -------    -------
                                                            (Dollars In Thousands)
Salaries and Employee Benefits:
  Salaries..............................     $16,436    $16,887    $16,557    $15,387    $13,055
  Incentive compensation................         899      1,363      1,425      1,635      1,426
  Payroll taxes.........................       1,400      1,498      1,388      1,225        994
  Employee benefit insurance............       1,180      1,225      1,332      1,244      1,230
  Bonus compensation....................       1,001        300        633      1,751      2,385
  Profit sharing........................         500        200        200      1,007      1,510
  Pension...............................         436        481        468        475        350
  Other salaries and benefits...........       1,193        780        877        729        595
                                             -------    -------    -------    -------    -------
                                              23,045     22,734     22,880     23,453     21,545
Occupancy:                                   -------    -------    -------    -------    -------
  Rent..................................       4,250      4,246      3,898      3,390      2,942
  Equipment.............................         885      1,246      1,285      1,522      1,290
  Maintenance  costs....................         460        594        741        690        542
  Other occupancy.......................         663        600        892      1,040        940
                                             -------    -------    -------    -------    -------
                                               6,258      6,686      6,816      6,642      5,714
Other Operating Expense:                     -------    -------    -------    -------    -------
  Insurance.............................         528        748        570        556        537
  Goodwill..............................         996        996        650        531        269
  Data processing.......................       1,012      1,094        895      2,213      1,160
  Contributions.........................         341        412        591        751        761
  Professional services.................         777        732        799        709        636
  Supervisory exam......................         603        547        531        482        433
  Other operating costs.................       4,110      4,424      4,458      4,397      3,806
                                             -------    -------    -------    -------    -------
                                               8,367      8,953      8,494      9,639      7,602
                                             -------    -------    -------    -------    -------
  Federal deposit insurance.............       6,400      5,151      4,622      4,156      3,890
  Advertising...........................       1,833      1,972      2,486      2,235      1,731
                                             -------    -------    -------    -------    -------
    Total...............................     $45,903    $45,496    $45,298    $46,125    $40,482
                                             =======    =======    =======    =======    =======
  Non-interest expense as
  % of average assets.................        1.10%        1.18%      1.26%      1.36%      1.28%
                                                ====       ====       ====       ====       ====

                     BALANCE SHEET ANALYSIS

      Consolidated assets at the end of 1995 were $4.1 billion, slightly less than $4.2 billion at the end of 1994. The decline in consolidated assets during 1995 was the result of sales of loans and a reduction in investment securities. Also, loan originations during 1995 were substantially offset by loan payoffs during the year. Assets increased 14% in 1994 compared to 1993 due to growth in the loan portfolio.

 Loan Portfolio

      At the end of 1995, 97% of the Bank's loan portfolio was adjustable based on monthly changes in the Eleventh District Federal Home Loan Bank Cost of Funds Index. The Bank has maintained the level of adjustable loans in its portfolio at over 90% for the last several years. Management believes that the high level of adjustable rate mortgages will help insulate the Bank from fluctuations in interest rates, notwithstanding the several month lag between a change in its monthly cost of funds and a corresponding change in its loan rates. (See "Asset - Liability Management.")

      The Board of Directors authorized the origination of fixed-rate loans up to an aggregate limit of $120 million. Management believes that the limited origination of fixed-rate loans will enhance the Company's overall return on assets and improve loan originations in this economy. The initial interest rate is fixed for 3, 5 or 7 years. At the end of the fixed period, the interest rate becomes adjustable based upon changes in the one-month LIBOR. Loans originated under this program in 1995 were insignificant.

      The Bank began a mortgage banking program near the end of 1993 to take advantage of borrower demand for fixed rate and other loan products not kept in its loan portfolio. Under this program, competitively priced loans are originated for immediate sale in the secondary market. To date, no significant amounts of loans have been originated for this program due to decreased borrower demand for real estate loans in the current recession. Loans sold under the mortgage banking program totaled $37 million, $44 million and $77 million in 1995, 1994 and 1993, respectively.

     Loans originated and purchased totaled $299 million in 1995, $909 million in 1994 and $746 million in 1993. Included in the 1994 amount is $59 million in single family adjustable rate mortgages purchased from other financial institutions. In 1995, loans made on the security of single family properties (one to four units) comprised 79% of the dollar amount of new loan originations; loans made on the security of multi-family properties comprised 19% of new originations; and loans made on the security of commercial real estate properties comprised less than 1% of new originations. No construction loans and an insignificant amount of consumer loans were originated in 1995. Adjustable rate mortgages comprised 90% of new loan activity during 1995 compared to 97% in 1994.

      The following table details loan originations by loan type for the periods indicated:


                                                       Loan Originations by Type
                                                        Year Ended December 31,
                                          --------------------------------------------------------
                                            1995        1994        1993        1992        1991
                                          --------    --------    --------    --------    --------
                                                            (Dollars In Thousands)
Single Family (one to four units)......   $237,508    $734,438    $499,560    $590,152    $357,906
Multi-Family...........................     55,832     164,788     236,211     237,720     273,194
Commercial.............................      4,881       9,858       9,638       9,104      14,462
Other..................................      1,031         230         419       3,779       1,692
                                          --------    --------    --------    --------    --------
  Total................................   $299,252    $909,314    $745,828    $840,755    $647,254
                                          ========    ========    ========    ========    ========

      Loans originated upon the sale of the Bank's real estate owned were $49.3 million or 16% of total originations in 1995. $3.7 million of these loans were originated based on the security of single family properties, $42.7 million were originated based on the security of multi-family properties and $2.9 million were based on the security of commercial properties.

       The Bank converted $59.7 million of its loans into mortgage-backed securities in 1995 for use in securitized borrowings (reverse repurchase agreements). In 1994, $198.1 million in loans were securitized compared with $111.7 million in 1993. Securitized loans have a lower risk weighting for regulatory risk-based capital purposes. In exchange for the enhanced credit risk associated with mortgage-backed securities, the Bank pays guarantee fees to FHLMC and/or FNMA.

      The Bank's adjustable rate loan products often provide for first year monthly payments that are lower than the fully-indexed interest and principal due. Any interest not fully paid by such lower first year payments is added to the principal balance of the loan. This causes negative amortization until payments increase to cover interest and principal shortfalls. Due to negative amortization, loan-to-value ratios may increase above those calculated at the inception of the loan.

      To date, the Bank's foreclosure experience on loans with negative amortization has been no different from that on the fully-amortizing portfolio. The amount of negative amortization recorded by the Bank decreases in periods of declining interest rates and increases during periods of increasing interest rates. The balance of negative amortization on all loans serviced by the Bank was $6.7 million at December 31,1995 compared to $889 thousand at December 31, 1994 and $602 thousand at December 31, 1993.

      The Bank does not normally lend in excess of 90% of the appraised collateral value on adjustable mortgage loans ("AMLs"). Where the Bank does lend in excess of 90% of the appraised value, additional fees and rates are charged and there is no initial below-market interest rate. Mortgage insurance is required on loans in excess of 80% or premium rates and/or fees are charged if the mortgage insurance requirement is waived. Subsequent to the origination of a loan, the Bank may purchase private mortgage insurance with its own funds. Loans originated under this program for which there is no private mortgage insurance totaled $133 million at December 31, 1995 compared to $129 million at December 31, 1994 and $155 million at December 31, 1993. See "Business - Interest Rates, Terms and Fees."

  Loan Composition

     Loans based on the security of single family properties (one to four units) comprise the largest category of the Bank's loan portfolio (including mortgage-backed securities). The loan portfolio also includes loans secured by multi-family and commercial properties. At December 31, 1995, approximately 60% of the loan and mortgage-backed securities portfolio consisted of first liens on single family properties. First liens on multi-family properties comprised approximately 34% of the portfolio, and first liens on commercial properties represented approximately 6% of the portfolio.

     Multi-family and commercial real estate loans are considered more susceptible to market risk than single family loans and higher interest rates and fees are charged to borrowers for these loans. Due to inadequate market pricing, management elected to de-emphasize the origination of multi-family loans starting in 1994 and continuing in 1995. Approximately 19% of loan originations in 1995 were multi-family loans compared with 18% during 1994. Multi-family loans originated upon the sale of real estate were approximately 14% and 5% of total loan originations during 1995 and 1994, respectively. The Bank has not emphasized the origination of commercial real estate loans for several years.

      The Bank also has loss exposure on certain loans sold with recourse. These loans are substantially all secured by multi-family properties. Loans sold with recourse totaled $248 million as of December 31, 1995, $278 million as of December 31,

1994, and $318 million as of December 31, 1993. Although no longer owned by the Bank, these loans are combined with the Bank's loan portfolio for purposes of computing general valuation allowances and measuring risk exposure for regulatory capital purposes. Under the Bank's current policy, it no longer enters into loans sold with recourse agreements.

     The following table sets forth the composition of the Bank's portfolio of loans and mortgage-backed securities for each of the last five years:

                                                             Loan Portfolio Composition
                                                                    December 31,
                                         ------------------------------------------------------------------
                                            1995          1994          1993          1992          1991
                                         ----------    ----------    ----------    ----------    ----------
                                                                (Dollars In Thousands)
REAL ESTATE LOANS:
 First trust deed residential loans:
  One unit.............................  $1,221,927    $1,192,251    $  862,340    $  769,367    $  760,903
  Two to four units....................     351,942       350,718       340,035       296,550       258,825
  Five or more units...................   1,344,866     1,357,251     1,298,794     1,181,098     1,078,159
                                         ----------    ----------    ----------    ----------    ----------
    Residential loans..................   2,918,735     2,900,220     2,501,169     2,247,015     2,097,887
OTHER REAL ESTATE LOANS:
  Commercial and industrial............     221,982       246,340       245,387       256,474       263,183
  Second trust deeds...................       2,213        20,401        24,606        29,441        35,245
  Other................................       3,157         4,793         5,861        10,733         4,193
                                         ----------    ----------    ----------    ----------    ----------
    Real estate loans..................   3,146,087     3,171,754     2,777,023     2,543,663     2,400,508
NON-REAL ESTATE LOANS:
  Manufactured housing.................       1,938         2,439         2,763         3,481         4,031
  Deposit accounts.....................       1,104         1,301         1,086         1,184         1,615
  Consumer.............................         359           506           964         1,494         2,705
                                         ----------    ----------    ----------    ----------    ----------
    Loans receivable...................   3,149,488     3,176,000     2,781,836     2,549,822     2,408,859
LESS:
  Allowance for loan losses............      42,876        55,353        46,900        27,854        13,937
  Valuation allowances -
   impaired loans......................      26,101        23,887             -             -             -
  Unrealized  loan  fees...............      20,731        24,451        19,273        25,268        26,126
                                         ----------    ----------    ----------    ----------    ----------
    Net loans receivable...............   3,059,780     3,072,309     2,715,663     2,496,700     2,368,796
FHLMC AND FNMA MORT-
 GAGE-BACKED SECURITIES:
  Secured by single family
   dwellings...........................     810,980       794,126       678,884       660,673       524,969
  Secured by multi-family
   dwellings...........................      24,468        27,191        29,399       108,482       119,295
                                         ----------    ----------    ----------    ----------    ----------
    Mortgage-backed securities.........     835,448       821,317       708,283       769,155       644,264
                                         ----------    ----------    ----------    ----------    ----------
      TOTAL............................  $3,895,228    $3,893,626    $3,423,946    $3,265,855    $3,013,060
                                         ==========    ==========    ==========    ==========    ==========

                            ASSET QUALITY


 Asset Quality Ratios


      The following table sets forth certain asset quality ratios of the Bank for the periods indicated:


                                                                      December 31,
                                                     ----------------------------------------------
                                                      1995      1994      1993      1992      1991
                                                     ------    ------    ------    ------    ------
Non-performing Loans to Loans Receivable 1.......     2.44%     2.39%     3.28%     2.61%     2.16%
Non-performing Assets to Total Assets 2..........     2.33%     2.23%     3.23%     2.62%     1.83%
Loan Loss Allowances to Non-performing
  Loans 3........................................    65.62%    78.27%    52.23%    37.54%    31.31%
General Loss Allowances to Assets
  with Loss Exposure 4...........................     1.35%     1.73%     1.46%     0.88%     0.53%
General Loss Allowances to Total Assets with
  Loss Exposure 5................................     1.52%     1.82%     1.48%     0.93%     0.49%

----------
1 Non-performing loans are net of valuation allowances related to those loans. Loans receivable exclude mortgage-backed securities and are before deducting unrealized loan fees, general valuation allowances and valuation allowances for impaired loans.
2  Non-performing assets  are net of valuation allowances related to those assets.
3 The Bank's loan loss allowances, including valuation allowances for non-performing loans and general valuation allowances but excluding general valuation allowances for loans sold by the Bank with full or limited recourse. Non-performing loans are before deducting valuation allowances related to those loans.
4 The Bank's general valuation allowances, excluding general valuation allowances for loans sold with full or limited recourse. The Bank's assets with loss exposure include primarily loans and real estate owned, but exclude mortgage-backed securities.
5 The Bank's general valuation allowances, including general valuation allowances for loans sold with full or limited recourse. Assets with loss exposure include the Bank's loan portfolio plus loans sold with recourse, but exclude mortgage-backed securities.

                        NON-PERFORMING ASSETS

     Non-performing assets, as defined by the Bank, include loans delinquent over 90 days or in foreclosure, real  estate  acquired
in  settlement of loans, and other  loans  less  than   90   days
delinquent but for which collectibility is questionable.

     The table below details the amounts of non-performing assets by type of collateral and the percentage of total non-performing assets. Also shown is the ratio of non-performing assets to total assets.


                                                                    Non-Performing Assets
                                                                         December 31,
                           -----------------   -----------------   -----------------    -----------------    ----------------
                                   1995                 1994                 1993                 1992                 1991
                           -----------------   -----------------   -----------------    -----------------    ----------------
                               $         %          $         %          $         %          $         %          $        %
                           --------  -------   --------  -------   --------  -------    --------  -------    -------- -------
                                                                   (Dollars In Thousands)
Real Estate Owned:
Single Family............  $  7,252    7.50%   $  5,711    6.17%   $ 10,052    8.50%    $  8,268    9.16%    $  3,015   5.00%
Multi-Family.............     9,827   10.17      10,647   11.50      16,015   13.55       15,590   17.27        4,881   8.10
Commercial...............     2,544    2.63         366    0.39         327    0.28            -       -          276   0.46
Other....................        78    0.08           -       -         484    0.41            -       -            -      -
Total Real Estate          --------  ------    --------  ------    --------  ------     --------  ------     -------- ------
  Owned..................    19,701   20.38      16,724   18.06      26,878   22.74       23,858   26.43        8,172  13.56
                           --------  ------    --------  ------    --------  ------     --------  ------     -------- ------
Non-Performing Loans:
Single Family............    25,991   26.89      13,041   14.08      25,317   21.41       24,634   27.28       21,441  35.57
Multi-Family.............    69,579   72.00      60,213   65.02      70,207   59.39       42,481   47.05       34,347  56.99
Commercial...............     3,313    3.43      20,986   22.66      10,307    8.72        3,623    4.01        1,536   2.55
Other....................       220    0.23         245    0.26         245    0.20          271    0.30          194   0.33
Less Valuation
  Allowances.............   (22,159) (22.93)    (18,596) (20.08)    (14,732) (12.46)      (4,582)  (5.07)      (5,422) (9.00)
Total Non-Performing       --------  ------    --------  ------    --------  ------     --------  ------     -------- ------
Loans....................    76,944   79.62      75,889   81.94      91,344   77.26       66,427   73.57       52,096  86.44
                           --------  ------    --------  ------    --------  ------     --------  ------     -------- ------
Total....................  $ 96,645  100.00%   $ 92,613  100.00%   $118,222  100.00%    $ 90,285  100.00%    $ 60,268 100.00%
                           ========  ======    ========  ======    ========  ======     ========  ======     ======== ======

Ratio of Non-Performing
  Assets To Total Assets:              2.33%               2.23%               3.23%                2.62%               1.83%
                                       ====                ====                ====                 ====                ====

      The increase in non-performing loans in 1995 compared to 1994 was due primarily to growth in multi-family and single family delinquent loans offset by a decrease in delinquent commercial real estate loans. The decrease in non-performing loans in 1994 compared to 1993 was due primarily to a $29.6 million bulk sale of non-performing loans.

      The increase in real estate owned in 1995 compared to 1994 was due to additional foreclosures on single family and commercial real estate loans. The decrease in real estate owned in 1994 compared to 1993 was due to a decline in foreclosure activity. Also, $2.3 million in foreclosed real estate was sold as part of a bulk sale in 1994.

      Single family non-performing loans are primarily due to recession-related factors such as layoffs, decreased incomes and decreased real estate values. Multi-family and commercial non-performing loans are attributable primarily to economic factors, declines in occupancy rates, and decreased real estate values. The Bank actively monitors the status of all non-performing loans.

      The Bank implemented Statement of Financial Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS No. 114"), as of January 1, 1994 and Statement of Financial Standards No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures" ("SFAS No. 118"), as of January 1, 1995. Impaired loans totaled $86 million and $108 million, net of related allowances of $26 million and $24 million as of December 31, 1995 and 1994, respectively. See "Business - Risk Elements" for a further discussion of impaired loans.

     The Bank has debt restructurings which result from temporary modifications of principal and interest payments. Under these arrangements, loan terms are typically reduced to no less than a required monthly interest payment. Any loss of revenues under the modified terms would be immaterial to the Bank. If the borrower is unable to return to scheduled principal and interest payments at the end of the modification period, foreclosure procedures are initiated, or, in certain circumstances, the modification period is extended. As of December 31, 1995, the Bank had modified loans totaling $19 million, net of loan loss allowances. This compares with $60 million, net, as of December 31, 1994. Modified loans included in the impaired loan totals above totaled $17 million, net, and $22 million, net, as of December 31, 1995 and 1994, respectively. No modified loans were 90 days or more delinquent as of December 31, 1995 or 1994.

 Allowances for Loan Losses

      For an analysis of the changes in the loan loss allowances, see "Business - Risk Elements." At December 31, 1995, the general allowance for loan losses was $43 million or 1.35% of the Bank's assets with loss exposure. This compares to 1.73% at the end of 1994 and 1.46% at the end of 1993. In addition to the general allowance for loan losses and the allowance for impaired loans mentioned above, the Bank also maintains an allowance for loans sold with recourse. These allowances amounted to 3.65%, 2.86% and 1.96% of loans sold with recourse at December 31, 1995, 1994 and 1993, respectively. Management considers the current level of loss allowances adequate to cover the Bank's loss exposure at this time. However, there can be no assurance that future additions to loan loss allowances will not be required.


                CAPITAL RESOURCES AND LIQUIDITY

 Liquidity Requirements

      OTS regulations require a savings association to maintain a specified ratio of cash and short-term United States government and other specified investment securities to net withdrawable deposits and borrowings payable in one year or less. This liquidity requirement is based upon average liquidity balances maintained during each month and may vary from time to time, depending upon economic conditions and deposit flows. The liquidity requirement is currently 5%. For the periods ended December 31, 1995 and 1994, the Bank's regulatory liquidity ratios were 5.20% and 5.23%, respectively.

 External Sources of Funds

      External sources of funds include savings deposits, loan sales, advances from the FHLBSF and reverse repurchase agreements ("reverse repos"). For purposes of funding asset growth, the source or sources of funds with the lowest total cost for the desired term are generally selected. The funding sources used most often during 1995 were FHLB advances and reverse repos.

      Deposits obtained from national brokerage firms ("brokered deposits") are considered a source of funds similar to a borrowing. Since the Bank achieved the capital ratios necessary to be deemed "well-capitalized" during 1994, brokered deposits can be obtained at the Bank's discretion as long as applicable capital standards are met. Previously, the Bank obtained brokered deposits pursuant to a waiver of regulatory requirements from the FDIC. In evaluating brokered deposits as a source of funds, the cost of these deposits, including commission costs, is compared to other funding sources. Brokered deposits were $502 million at December 31, 1995. This compares to $597 million at December 31, 1994 and $519 million at December 31, 1993.

      Deposits at retail savings offices have remained steady at $1.5 billion for the last three years. The Bank experienced $103 million in deposit outflows from savings offices during 1995 due to the availability of alternate investments paying higher returns to customers and intense competition for deposits by other financial institutions.

      The Bank also solicits deposits through telemarketing efforts. Telemarketing deposits are obtained by the Bank's employees via telephone, principally from pension funds. Telemarketing deposits increased by 19% to $239 million at the end of 1995 from $201 million at the end of 1994. The level of telemarketing deposits varies based on the availability of higher yielding investments to investors, who are usually managers of pension funds. The availability of telemarketing deposits also varies based on the investors' perception of the Bank's creditworthiness. Telemarketing deposits were $286 million at the end of 1993.

       Reverse repos are short term borrowings secured by mortgage-backed securities. These borrowings increased 5% to $725 million at the end of 1995 from $691 million at the end of 1994. Reverse repos at the end of 1993 were $549 million. $60 million in loans were securitized during 1995 to increase the availability of this type of borrowing.

      FHLB advances increased to $890 million at the end of  1995 from $863 million at the end of 1994. Advances at the end of 1993 totaled $515 million. Advances increased during 1995 because these were often the most available source to the Bank.

      Sales of loans were $37 million during 1995. This compares to $44 million during 1994 and $153 million sold during 1993. The volume of loans sold varies with the amount of saleable loans originated. Loans originated for sale in the secondary market decreased during 1995 consistent with the overall decline in loan originations. The Bank sold $30 million in non-performing loans under a bulk sale arrangement during 1994. The 1993 sales figure includes the sale of a $76 million mortgage-backed security.


 Internal Sources of Funds

      Internal sources of funds include scheduled loan principal payments, loan payoffs, and positive cash flows from operations. Principal payments were $162 million in 1995 compared with $183 million in 1994 and $355 million in 1993. Principal payments include both amortization and prepayments and are a function of real estate activity and the general level of interest rates.


 Capital Requirements

      Current regulatory capital standards require that the Bank maintain tangible capital of at least 1.5% of total assets, core capital of 3.0% of total assets, and risk-based capital of 8.0% of total assets, risk-weighted. Among other things, failure to comply with these capital standards will result in restrictions on asset growth and necessitate the preparation of a capital plan, subject to regulatory approval. Generally, any institution with a risk-based capital ratio in excess of 10% and a core capital ratio greater than 5% is considered well-capitalized for regulatory purposes. Institutions who maintain this capital level can take in brokered deposits at their discretion, and if they achieve a sufficient ranking on their regulatory examination, may be assessed a lower deposit insurance rate.

      Effective January 1, 1994, institutions whose exposure to interest-rate risk as determined by the OTS is deemed to be above normal may be required to hold additional risk-based capital. As of December 31, 1995, the Bank was not required to hold additional capital as a result of this regulation.

       Management presently intends to maintain its capital position at levels above those required by regulators to ensure operating flexibility and growth capacity for the Bank. The Bank's capital position is actively monitored. In September of 1994, the Company issued $50 million in 10-year Notes. The proceeds from these Notes were contributed to the Bank as capital. See "Business - Borrowings." The Bank met the regulatory capital standards to be deemed "well-capitalized" at December 31, 1995.

      The Bank met all three capital requirements at the end of 1995 as indicated by the chart below:

                                    Regulatory      Capital
                                    Requirement      Ratio
                                    -----------    ----------
Tangible Capital.................      1.50%          5.63%
Core Capital.....................      3.00%          5.63%
Risk-based Capital...............      8.00%         10.98%


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

      The majority of the Bank's assets are monthly adjustable rate mortgages with interest rates that fluctuate based on changes in the Federal Home Loan Bank of San Francisco Eleventh District Cost of Funds Index ("Index"). These mortgages constitute over 97% of the loan portfolio at the end of 1995. Comparisons over the last several years show that changes in the Bank's cost of funds generally correlate with changes in the Index. The Bank does not use any futures, options or swaps in its asset-liability strategy.

      Assets and liabilities which are subject to repricing are considered rate sensitive. The mismatch in the repricing of rate sensitive assets and liabilities is referred to as a company's "GAP." The GAP is positive if rate-sensitive assets exceed rate-sensitive liabilities. Generally, a positive GAP benefits a company during periods of increasing interest rates. The reverse is true during periods of decreasing interest rates. However, because the Index lags changes in market interest rates by three months while the Bank's short-term savings and borrowing costs adjust immediately, the Bank's net interest income initially decreases during periods of rising interest rates and increases during periods of declining interest rates.

      In order to minimize the impact of rate fluctuations on earnings, management's goal is to keep the one year GAP at less than 20% of total assets (positive or negative). At December 31, 1995, the Company's one-year GAP was a positive $348 million or 8.4% of total assets. This compares with positive GAP ratios of 13.8% and 14.8% of total assets at December 31, 1994 and December 31, 1993, respectively.

      The following chart shows the interest sensitivity of the Company's assets and liabilities by repricing period at December
31, 1995 and the consolidated GAP position as a percentage of total assets at that time:


                                      INTEREST-SENSITIVITY GAP


                                                       Balances     Balances       Balances       Balances
                                                       Repricing    Repricing      Repricing      Repricing
                                             Total       Within       Within         Within         After
                                            Balance    0-3 Months   4-12 Months     1-5 Years      5 Years
                                          ----------   ----------   -----------    ----------    ----------
                                                                (Dollars In Thousands)
Interest-Earning Assets:
  Investment Securities...............    $   76,184   $    6,243   $    19,763    $   50,178    $        -
  MBS.................................       835,448      828,722           888         3,377         2,461
  Loans Receivable:
  Interest Rate Sensitive Loans.......     3,021,582    3,021,582             -             -             -
  Fixed Rate Loans....................        38,198        2,677         4,581        17,179        13,761
    Total Interest-Earning                ----------   ----------   -----------    ----------    ----------
      Assets..........................    $3,971,412   $3,859,224   $    25,232    $   70,734    $   16,222
                                          ==========   ==========   ===========    ==========    ==========
Interest-Bearing Liabilities:
  Demand Accounts.....................    $  422,977   $  422,976   $         -    $        -    $        -
  Fixed Rate Term Certificate.........     1,782,059      652,700       894,105       223,014        12,241
  Borrowings:
   FHLB Advances......................       890,000      426,000       414,000        50,000             -
   Reverse Repurchase
     Agreements.......................       724,643      373,037       351,606             -             -
   Other Borrowings...................        52,300        2,300             -             -        50,000
    Total Interest-Bearing                ----------   ----------   -----------    ----------    ----------
      Liabilities.....................    $3,871,979   $1,877,013   $ 1,659,711    $  273,014    $   62,241
                                          ==========   ==========   ===========    ==========    ==========
Interest-Sensitivity Gap..............    $   99,433   $1,982,211   $(1,634,479)   $ (202,280)   $  (46,019)
                                          ==========   ==========   ===========    ==========    ==========
Interest-Sensitivity Gap as a
 Percentage of Total Assets...........                      47.88%       (39.48)%       (4.89)%       (1.11)%
                                                            =====        ======         =====         =====

Cumulative Interest-Sensitivity Gap...                 $1,982,211   $   347,732    $  145,452    $   99,433
                                                       ==========   ===========    ==========    ==========
Cumulative Interest-Sensitivity
 Gap as a Percentage of Total
  Assets..............................                      47.88%         8.40%         3.51%         2.40%
                                                            =====          ====          ====          ====

                          STOCK PRICES

        The common stock of FirstFed Financial Corp. is traded on the New York Stock Exchange under the trading symbol "FED." The quarterly high and low and period-end price information presented below is based on information supplied by the New York Stock Exchange. All prices have been adjusted for stock splits.

        The Company has never declared or paid a cash dividend. In 1987 the Company's Board of Directors authorized the repurchase of 10% of the Company's outstanding shares of stock. No shares were repurchased during 1995 or 1994. As of December 31, 1995, a total of 796,520 shares had been repurchased at an average cost of $12.34 per share. Based on the number of shares outstanding at December 31, 1987, 264,000 shares remain eligible for repurchase under this program.


                                                 PRICE RANGE OF COMMON STOCK
                                                  (Adjusted for Stock Split)

                           First Quarter      Second Quarter     Third Quarter      Fourth Quarter
                          ---------------    ---------------    ---------------    ---------------
                           High      Low      High      Low      High      Low       High     Low
                          ------   ------    ------   ------    ------   ------    ------   ------
  1995...............     16       11 1/8    17 3/4   14 5/8    17 5/8   14 1/2    18 1/2   13 3/4
  1994...............     17       13 3/8    17 1/4   13 3/8    16 1/2   13 3/4    15 1/4   10 1/4
  1993...............     26 1/2   19 1/4    20 7/8   15 1/4    20 3/8   16 1/4    19 3/4   14 7/8
  1992...............     26       22        24 1/2   19 1/2    21 3/4   13 7/8    19 1/2   13 1/2
  1991...............     19 7/8   12 1/4    24 1/4   19 7/8    26 5/8   21 1/8    24       18 1/4


ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


            FIRSTFED FINANCIAL CORP. AND SUBSIDIARY
         CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                   DECEMBER 31, 1995 AND 1994
         (Dollars In Thousands, Except per Share Data)


                                                                      1995            1994
                                                                   ----------      ----------
ASSETS
Cash and cash equivalents.................................         $   36,878      $   35,853
Investment securities, available-for-sale
  (at fair value ) (Note 2)...............................             76,184               -
Investment securities, held-to-maturity (fair value of
  $79,316) (Note 2).......................................                  -          84,052
Mortgage-backed securities, available-for-sale
  (at fair value) (Notes 3 and 10)........................            835,448               -
Mortgage-backed securities, held-to-maturity
  fair value of $791,930 ) (Notes 3 and 10)...............                  -         821,317
Loans receivable, held-for-sale (fair value of $7,464
  and $30,399) (Note 4)...................................              7,377          30,399
Loans receivable (Note 4).................................          3,052,403       3,041,910
Accrued interest and dividends receivable.................             28,620          24,420
Real estate (Note 5)......................................             19,821          17,081
Office properties and equipment, net (Note 6).............              8,686           9,211
Investment in Federal Home Loan Bank (FHLB)
  stock, at cost (Note 7).................................             58,935          56,061
Other assets (Notes 1 and 11).............................             15,385          37,110
                                                                   ----------      ----------
                                                                   $4,139,737      $4,157,414
                                                                   ==========      ==========
LIABILITIES
Deposits (Note 8).........................................         $2,205,036      $2,298,914
FHLB advances and other borrowings (Note 9)...............            942,300         913,700
Securities sold under agreements to repurchase
  (Note 10)...............................................            724,643         691,121
Accrued expenses and other liabilities....................             71,467          68,992
                                                                   ----------      ----------
                                                                    3,943,446       3,972,727
                                                                   ----------      ----------
COMMITMENTS AND CONTINGENT
  LIABILITIES (NOTES 4, 6 AND 13)

STOCKHOLDERS' EQUITY (NOTES 12 AND 13)
Common stock, par value $.01 per share; authorized
  25,000,000 shares; issued 11,410,922 and
  11,395,492 shares, outstanding 10,614,402 and
  10,598,972 shares.......................................                114             114
Additional paid-in capital................................             28,212          28,061
Retained earnings-substantially restricted................            175,721         169,186
Loan to employee stock ownership plan.....................             (2,500)         (2,842)
Treasury stock, at cost, 796,520 shares...................             (9,832)         (9,832)
Unrealized gain on securities
  available-for-sale, net of taxes........................              4,576               -
                                                                   ----------      ----------
                                                                      196,291         184,687
                                                                   ----------      ----------
                                                                   $4,139,737      $4,157,414
                                                                   ==========      ==========

See accompanying notes to consolidated financial statements.


            FIRSTFED FINANCIAL CORP.  AND SUBSIDIARY
             CONSOLIDATED STATEMENTS OF OPERATIONS
          YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
         (Dollars In Thousands, Except per Share Data)


                                                         1995        1994        1993
                                                       --------    --------    --------
Interest income:
 Interest on loans.............................        $233,648    $188,665    $181,223
 Interest on mortgage-backed securities........          54,389      36,207      39,954
 Interest and dividends on investments.........          13,698      10,552       8,268
                                                       --------    --------    --------
   Total interest income.......................         301,735     235,424     229,445
                                                       --------    --------    --------
Interest expense:
 Interest on deposits (Note 8).................         109,151      87,545      77,741
 Interest on borrowings (Note 9)...............         114,926      70,110      53,875
                                                       --------    --------    --------
   Total interest expense......................         224,077     157,655     131,616
                                                       --------    --------    --------
Net interest income............................          77,658      77,769      97,829
 Provision for loan losses (Note 4)............          28,376      85,700      67,679
Net interest income (loss) after provision for         --------    --------    --------
  loan losses..................................          49,282      (7,931)     30,150
Other income :                                         --------    --------    --------
 Loan servicing and other fees.................           6,126       7,044       6,530
 Gain (loss) on sale of loans and
   mortgage-backed securities..................          (1,581)        319       4,257
 Real estate operations, net...................           2,015       2,327        (437)
 Other operating income........................           2,165       1,574       1,704
                                                       --------    --------    --------
   Total other income..........................           8,725      11,264      12,054
                                                       --------    --------    --------
Non-interest expense:
 Salaries and employee benefits (Note 13)......          23,045      22,734      22,880
 Occupancy (Note 6)............................           6,258       6,686       6,816
 Advertising...................................           1,833       1,972       2,486
 Federal deposit insurance.....................           6,400       5,151       4,622
 Other operating expense.......................           8,367       8,953       8,494
                                                       --------    --------    --------
   Total non-interest expense..................          45,903      45,496      45,298
                                                       --------    --------    --------
Earnings (loss) before income taxes (benefit)..          12,104     (42,163)     (3,094)
Income taxes (benefit) (Note 11)...............           5,569     (17,699)     (1,046)
                                                       --------    --------    --------
Net earnings (loss)............................        $  6,535    $(24,464)   $ (2,048)
                                                       ========    ========    ========
Earnings (loss) per share (Notes 12 and 15)....        $   0.61    $  (2.32)   $  (0.20)
                                                       ========    ========    ========

See accompanying notes to consolidated financial statements.


           FIRSTFED FINANCIAL CORP. AND SUBSIDIARY
        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
          YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                     (Dollars In Thousands)

                                                                                                       Unrealized
                                                                                                        Gain on
                                                                                                       Securities
                                                                   Retained                             Available
                                                                   Earnings                             for Sale,
                                                                    (Sub-        Loan to                 Net of
                                                     Additional   stantially      ESOP                    Taxes
                                             Common    Paid-In    Restricted)  (Notes 12    Treasury    (Notes 3
                                              Stock    Capital     (Note 12)     and 13)      Stock        and 4)     Total
                                             ------   ---------   ----------   ---------    ---------    --------   ----------
Balance, December 31, 1992...............     $112     $24,524     $195,698     $(2,991)     $(9,832)     $    -     $207,511
Exercise of employee stock options.......        1         400            -           -            -           -          401
Net decrease in loan to employee stock
  ownership plan.........................        -           -            -          73            -           -           73
Benefit from stock option tax
  adjustment.............................        -       2,355            -           -            -           -        2,355
Net loss 1993............................        -           -       (2,048)          -            -           -       (2,048)
                                              ----     -------     --------     -------      -------      ------     --------
Balance, December 31, 1993...............      113      27,279      193,650      (2,918)      (9,832)          -      208,292
Exercise of employee stock options.......        1         273            -           -            -           -          274
Net decrease in loan to employee stock
  ownership plan.........................        -           -            -          76            -           -           76
Benefit from stock option tax
  adjustment.............................        -         509            -           -            -           -          509
Net loss 1994............................        -           -      (24,464)          -            -           -      (24,464)
                                              ----     -------     --------     -------      -------      ------     --------
Balance, December 31, 1994...............      114      28,061      169,186      (2,842)      (9,832)          -      184,687
Exercise of employee stock options.......        -         151            -           -            -           -          151
Net decrease in loan to employee stock
  ownership plan.........................        -           -            -         342            -           -          342
Unrealized gain on securities
  available-for-sale, net of taxes.......        -           -            -           -            -       4,576        4,576
Net earnings 1995........................        -           -        6,535           -            -           -        6,535
                                              ----     -------     --------     -------      -------      ------     --------
Balance, December 31, 1995...............     $114     $28,212     $175,721     $(2,500)     $(9,832)     $4,576     $196,291
                                              ====     =======     ========     =======      =======      ======     ========

See accompanying notes to consolidated financial statements.



             FIRSTFED FINANCIAL CORP. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF CASH FLOWS
           YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                   (Dollars In Thousands)

                                                                1995           1994            1993
                                                             ---------      ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)...................................       $   6,535      $ (24,464)      $  (2,048)
Adjustments to reconcile net earnings (loss) to              ---------      ---------       ---------
 net cash provided (used) by operating activities:
   Net change in loans held-for-sale..................          23,022        (10,155)         (8,153)
   Depreciation and amortization......................             739          1,977           1,710
   Provision for losses on loans......................          28,376         85,700          67,679
   Valuation adjustments on real estate sold..........           2,711         (5,876)         (1,151)
   Amortization of fees and discounts.................          (1,753)        (2,690)           (763)
   Decrease in deferred premium on sale of loans......             865          1,154           3,079
   (Increase) decrease in negative amortization.......          (5,044)          (243)         (2,008)
   Decrease (increase) in taxes payable...............           8,807        (16,366)         (5,367)
   Increase in interest and dividends
    receivable........................................          (4,200)        (4,711)          1,998
   Increase in interest payable.......................           2,714          6,050           2,242
   (Increase) decrease in other assets................           1,573         (3,868)         (3,458)
   Increase (decrease) in accrued expenses and
    other liabilities.................................           1,761          4,257            (521)
                                                             ---------      ---------       ---------
    Total adjustments.................................          59,571         55,229          55,287
                                                             ---------      ---------       ---------
     Net cash provided by operating activities........          66,106         30,765          53,239
                                                             ---------      ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Loans made to customers and principal collections
 on loans.............................................        (129,393)      (624,728)       (335,534)
Loans purchased.......................................            (115)       (59,191)            (95)
Loans repurchased.....................................         (27,212)       (21,506)        (55,093)
Proceeds from sales of real estate....................          58,586         83,498          96,120
Proceeds from sales of non-performing loans...........               -         17,674               -
Proceeds from maturities and principal payments
 of investment securities.............................          20,267         21,946          11,710
Principal reductions of mortgage-backed securities....          53,973         85,052          76,084
Purchases of investment securities....................         (13,095)        (2,347)        (71,682)
Purchases of FHLB stock...............................               -        (15,785)         (2,415)
Other.................................................           6,324           (614)          1,007
                                                             ---------      ---------       ---------
     Net cash used by investing activities............         (30,665)      (516,001)       (279,898)
                                                             ---------      ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits...................         (93,878)        (6,566)        209,488
Acquisitions of branches, net.........................               -              -         113,247
Net increase (decrease) in short term borrowings......         327,322        622,172         (73,292)
Proceeds from long term borrowings....................               -        100,000               -
Repayment of long term borrowings.....................        (265,200)      (210,500)        (29,800)
Other.................................................          (2,660)        (1,508)            522
                                                             ---------      ---------       ---------
     Net cash provided (used) by financing activities.         (34,416)       503,598         220,165
Net increase (decrease) in cash and cash                     ---------      ---------       ---------
equivalents..........................................            1,025         18,362          (6,494)
Cash and cash equivalents at beginning of year........          35,853         17,491          23,985
                                                             ---------      ---------       ---------
Cash and cash equivalents at end of year..............       $  36,878      $  35,853       $  17,491
                                                             =========      =========       =========

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

      The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported operations of the Company for the periods presented. Actual results may differ from those estimates calculated by management.

 Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its subsidiary, the Bank. The Bank maintains 25 full-service savings branches and 5 loan offices in Southern California. The Bank's primary business consists of attracting retail deposits from the general public and originating loans secured by mortgages on residential real estate. All significant inter-company balances and transactions have been eliminated in consolidation. Certain items in the 1994 and 1993 consolidated financial statements have been reclassified to conform to the 1995 presentation.

Statement of Cash Flows

      For purposes of reporting cash flows in accordance with Statement of Financial Accounting Standards No. 95, cash and cash equivalents include cash, overnight investments and securities purchased under agreements to resell with maturities within 90 days of the date of purchase.

Financial Instruments

       Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" ("SFAS No. 107"), requires the disclosure of the fair value of financial instruments, whether or not recognized on the statement of financial condition, for which it is practicable to estimate the value. A significant portion of the Bank's assets and liabilities are financial instruments as defined under SFAS No. 107. SFAS No. 107 requires that the Bank disclose fair values for its financial instruments. Fair values, estimates and assumptions are set forth in Note 16, Fair Value of Financial Instruments.

Risks Associated with Financial Instruments

     The credit risk of a financial instrument is the possibility that a loss may result from the failure of another party to perform in accordance with the terms of the contract. The most significant credit risk associated with the Bank's financial instruments is concentrated in its loans receivable. Additionally, the Bank is subject to credit risk on certain loans sold with recourse. The Bank has established a system for monitoring the level of credit risk in its loan portfolio and for loans sold with recourse.

     The market risk of a financial instrument is the possibility that future changes in market prices may reduce the value of a financial instrument or increase the contractual obligations of the Bank. The

             FIRSTFED FINANCIAL CORP. AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  Summary of Significant Accounting Policies (continued)

Bank's market risk is concentrated in its portfolios of loans receivable and real estate acquired by foreclosure. When a borrower fails to meet the contractual requirements of their loan agreement, the Bank is subject to the market risk of the collateral securing the loan. Likewise, the Bank is subject to the volatility of real estate prices with respect to real estate acquired by foreclosure. The Bank's securities available-for-sale are traded in active markets. The value of these securities is susceptible to the fluctuations of the market.

Interest Rate Risk

      Financial instruments are subject to interest rate risks to the extent that they report on a frequency, degree or basis that varies from market pricing. The Bank is subject to interest rate risk to the degree that its interest-earning assets reprice on a different frequency or schedule than its interest-bearing liabilities. A majority of the Bank's loans receivable and mortgage-backed securities reprice based on the Eleventh District Cost of Funds Index ("COFI"). The repricing of COFI tends to lag market interest rates. The Bank closely monitors the pricing sensitivity of its financial instruments.

Concentrations of Credit Risk

      Concentrations of credit risk would exist for groups of borrowers when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. The ability of the Bank's borrowers to repay their commitments is contingent on several factors, including the economic conditions in the borrowers' geographic area and the individual financial condition of the borrowers. The Bank's lending activities are primarily concentrated in Southern California. The Bank currently focuses on the origination of single family loans (one to four units) although, prior to October of 1994, the Bank's lending strategy also included the origination of multi-family loans. The Bank does not have significant exposure to any individual customer.

Securities Purchased under Agreements to Resell

     The Bank invests in securities purchased under agreements to resell ("repurchase agreements"). The Bank obtains collateral for these agreements, which normally consists of U.S. treasury securities or mortgage-backed securities guaranteed by agencies of the U.S. government. The collateral is held in the custody of a trustee, who is not a party to the transaction. The duration of these agreements is typically 1 to 30 days. The Bank deals only with nationally recognized investment banking firms as the counterparties to these agreements. The Bank's investment in repurchase agreements consisted solely of securities purchased under agreements to resell identical securities.

Investments and Mortgage-Backed Securities

      The Bank's investment in securities principally consists of U.S. treasury and agency securities and mortgage-backed securities. The Bank creates mortgage-backed securities when it exchanges pools of its own loans for mortgage-backed securities. In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities"

             FIRSTFED FINANCIAL CORP. AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  Summary of Significant Accounting Policies (continued)

("SFAS No. 115"), the Bank classifies its investment in securities as "held-to-maturity" securities, "trading" securities and "available-for-sale" securities as applicable. The Bank did not hold any trading securities at December 31, 1995 or 1994.

     In November of 1995, the Financial Accounting Standard Board issued a Special Report as an aid in understanding and implementing SFAS No. 115. The Special Report included guidance that allowed the Bank to review the appropriateness of the classifications of all securities held.

     Any reclassifications must be accounted for at fair value in accordance with SFAS No. 115. In accordance with the Special Report, the Bank redesignated its entire portfolio of U.S. treasury and agency securities and mortgage-backed securities as "available-for-sale" from "held-to-maturity" during the fourth quarter of 1995.

Available-for-Sale Securities

     The Bank classified all of its securities as "available-for-sale" as of December 31, 1995. The Bank classifies securities as available-for-sale based upon a determination that such securities may be sold at a future date or if there are foreseeable circumstances under which the Bank would sell such securities.

      Securities designated as available-for-sale are recorded at fair value. Changes in the fair value of debt securities available-for-sale are included in stockholders' equity as unrealized gains (losses) on securities available-for-sale, net of taxes. Unrealized losses, on available-for-sale securities reflecting a decline in value judged to be other than temporary, are charged to income in the Consolidated Statements of Operations. Unrealized gains or losses on available-for-sale securities are computed on a specific identification basis.

Securities Held-to-Maturity

      The Bank classified all of its securities as "held-to-maturity" as of December 31, 1994. Securities are designated as held-to-maturity if the Bank has the positive intent and the ability to hold the securities to maturity. Held-to-maturity securities are carried at amortized cost, adjusted for the amortization of any related premiums or the accretion of any related discounts into interest income using the interest method over the estimated remaining period until maturity. Unrealized losses, on held-to-maturity securities reflecting a decline in value judged to be other than temporary, are charged to income in the Consolidated Statements of Operations.

Loans Held-for-Investment

      The Bank's loan portfolio is primarily comprised of single family residential loans (one to four units), and multi-family loans (five or more units). Since 1994, the Bank has not actively sought to originate multi-family loans, except to finance the sale of the Bank's foreclosed real estate. Loans are generally recorded at the contractual amounts owed by borrowers, less deferrals, unearned interest and the allowances for loan losses.

             FIRSTFED FINANCIAL CORP. AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  Summary of Significant Accounting Policies (continued)

Loans Held-for-Sale

     The Bank identifies loans that foreseeably may be sold prior to maturity and classifies them as held-for-sale. They are carried at the lower of amortized cost or fair value on an aggregate basis by type of asset. For loans, fair value is calculated on an aggregate basis as determined by the current market investor yield requirement.

Impaired Loans

      The Bank implemented Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS No. 114"), as of January 1, 1994. Pursuant to SFAS No. 114, the Bank considers a loan to be impaired when management believes that it is probable that the Bank will be unable to collect all amounts due under the contractual terms of the loan. Estimated impairment losses are included in the Bank's impairment allowances. At December 31, 1995, the total recorded amount of loans for which impairment has been recognized in accordance with SFAS No. 114 was $86,409,000 (after deducting $26,101,000 of impairment allowances attributable to such loans). The Bank's impaired loans at December 31, 1995 were composed of non-accrual major loans (single family loans with an outstanding principal amount greater than or equal to $500,000 and multi-family loans with an outstanding principal amount greater than or equal to $750,000) of $34,503,000, modified loans of $16,573,000 and major loans less than 90 days delinquent in which full payment of principal and interest is not expected of $35,333,000.

      The Bank evaluates loans for impairment whenever the collectibility of contractual principal and interest payments is questionable. A loan is impaired when, based on current circumstances and events, a creditor will be unable to collect all amounts contractually due under a loan agreement. Large groups of smaller balance homogenous loans that are collectively evaluated for impairment are not subject to the application of SFAS No. 114.

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

    Because the Bank's policy is to establish loss allowances for all loans deemed probable of foreclosure based on the fair value of the collateral, the adoption of SFAS No. 114 did not have a material impact on the Bank's allowance for loan losses.

      The Bank adopted Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 118,
"Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures" ("SFAS No. 118"), on January 1, 1995. SFAS No. 118 amends SFAS No. 114 to allow a creditor to use existing methods for recognizing interest income on an impaired loan. Additionally, SFAS No. 118 requires, among other things, additional disclosure, either in the body of the financial statements or in the accompanying notes, about the recorded investment in

             FIRSTFED FINANCIAL CORP. AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  Summary of Significant Accounting Policies (continued)

certain impaired loans and about how a creditor recognizes interest income related to those impaired loans.

Allowances for Loan Losses

      The Bank maintains a general valuation allowance for loan losses for the inherent risk in the loan portfolio which has yet to be specifically identified. The allowance is unallocated to any specific loan. The allowance is maintained at an amount that management believes adequate to cover estimable and probable loan losses based on a risk analysis of the current portfolio. Additionally, management performs periodic reviews of the loan portfolio to identify potential problems and establish impairment allowances if losses are expected to be incurred. Additions to the allowances are charged to earnings. The regulatory agencies periodically review the allowances for loan losses and may require the Bank to adjust the allowances based on information available to them at the time of their examination.

     General allowances are provided for all loans, regardless of any specific allowances provided. The determination of the Bank's general allowance for loan losses is based on estimates that are affected by changes in the regional or national economy and market conditions. The Bank believes that as of December 31, 1995 and 1994, the general allowance for loan losses is adequate based on current economic and market conditions. Should there be an economic or market downturn or if market interest rates increase significantly, the Bank could experience a material increase in the level of loan defaults and charge-offs.

Loan Origination Fees and Costs

      Loan origination fees and certain direct loan origination costs are deferred and recognized over the lives of the related loans as an adjustment of loan yields using the interest method. When a loan is repaid or sold, any unamortized net deferred fee balance is credited to income.

 Allowance for Delinquent Interest

       The Bank provides an allowance for accrued interest receivable on delinquent loans when such interest is deemed uncollectible which is generally at the time the loan is 90 days past due. Any addition to the allowance reduces interest receivable and interest income for financial statement purposes.

      The Bank applies cash received on delinquent loans first to delinquent interest, then to delinquent principal only when the entire principal balance of the loan is expected to be recovered.

 Gain or Loss on Sale of Loans

      The Bank sells mortgage loans and loan participations with yield rates to the buyer based upon the current market rates which may differ from the contractual rate of the loans sold. A gain or loss is recognized and a premium or discount is recorded at the time of sale based upon the net present value of amounts expected to be received or paid resulting from the difference between the

             FIRSTFED FINANCIAL CORP. AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  Summary of Significant Accounting Policies (continued)

contractual interest rates and the yield to the buyer, excluding a normal servicing fee to be earned for continuing to service the loans. Amortization of discount or premium represents an adjustment of yield and is reflected as an addition to or reduction of interest income using the interest method over the life of such loans adjusted for estimated prepayments. Excess service fees are written down for impairment if the present value of the estimated remaining future excess service fee revenue, using the same discount factor used to calculate the original excess service fee receivable, exceeds the recorded amount.

     Excess servicing arising from the sale of loans are included in other assets and were $5,719,000 and $6,584,000 at December
31, 1995 and 1994, respectively.

Real Estate

       The Bank's real estate acquired in settlement of loans ("REO") consists of property acquired through foreclosure proceedings or by deed in lieu of foreclosure. Generally, all loans greater than 60 days delinquent are placed into foreclosure and, if necessary, a valuation allowance is established. The Bank acquires title to the property in most foreclosure actions that are not reinstated by the borrower. Once real estate is acquired in settlement of a loan, the property is recorded as REO at fair market value, less estimated selling costs. The REO's balance is adjusted for any subsequent declines in fair value through a valuation allowance.

      The recognition of gain on the sale of real estate is dependent on a number of factors relating to the nature of the property, terms of sale, and any future involvement of the Bank or its subsidiaries in the property sold. If a real estate transaction does not meet certain down payment, cash flow and loan amortization requirements, income is deferred and recognized under an alternative method.

 Depreciation and Amortization

      Depreciation of properties and equipment is provided by use of the straight-line method over the estimated useful lives of the related assets. Amortization of leasehold improvements is provided by use of the straight-line method over the lesser of the life of the improvement or the term of the lease.

 Income Taxes

      The Company files a consolidated federal income tax return and a combined California franchise tax report with the Bank and its subsidiaries. The Bank accounts for income taxes using the asset and liability method in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). In the asset and liability method, deferred tax assets and liabilities are established as of the reporting date for the realizable cumulative temporary differences between the financial reporting and tax return bases of the Bank's assets and liabilities. The tax rates applied are the statutory rates expected to be in effect when the temporary differences are realized or settled.

             FIRSTFED FINANCIAL CORP. AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements

      In May of 1995, the FASB issued Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights" ("SFAS No. 122"), an amendment of FASB Statement No. 65 "Accounting for Certain Mortgage Banking Activities" ("SFAS No. 65"). SFAS No. 122 amends SFAS No. 65 to remove the distinction in accounting for mortgage servicing rights resulting from originated loans and those resulting from purchased loans. Additionally, SFAS No. 122 requires that a mortgage banking enterprise assess its capitalized mortgage servicing rights for impairment based on the fair value of those rights. SFAS No. 122 is to be applied prospectively to fiscal years beginning after December 15, 1995. It is not expected that SFAS No. 122 will have a material adverse effect on the Company's financial position or results of operations.

      In November of 1995 the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). This statement establishes financial accounting standards for stock-based employee compensation plans. SFAS No. 123 permits the Company to choose either a new fair-value-based method or the current APB Opinion 25 intrinsic value-based method of accounting for its stock-based compensation arrangements. SFAS No. 123 requires pro forma disclosures of net earnings and earnings per share computed as if the fair-value-based method had been applied in financial statements of companies that continue to follow current practice in accounting for such arrangements under Opinion 25. SFAS No. 123 applies to all stock-based employee compensation plans in which an employer grants shares of its stock or other equity instruments to employees except for employee stock ownership plans. SFAS No. 123 also applies to plans in which the employer incurs liabilities to employees in amounts based on the price of the employer's stock, i.e. stock option plans, stock purchase plans, restricted stock plans, and stock appreciation rights. The recognition provisions of SFAS No. 123 for companies choosing to adopt the new fair-value-based method of accounting for stock-based compensation arrangements may be adopted immediately and will apply to all transactions entered into in fiscal years that begin after December 15, 1995. The disclosure provisions of SFAS No. 123 are effective for fiscal years beginning after December 15, 1995.

Proposed Legislation

      The Bank's deposits are insured by the SAIF up to a maximum of $100,000 for each insured depositor. The FDIC administers a separate fund, BIF, applicable to commercial banks and certain other non-SAIF insured institutions. Legislation is currently under consideration by Congress which includes a one-time assessment for SAIF members such as the Bank. Should legislation be enacted in its currently contemplated form, the Bank's one-time assessment would be approximately $11,378,000, net of tax, based on the Bank's insured deposits at March 31, 1995 and an assumed assessment rate of 85 basis points. Additionally, once the SAIF has been recapitalized through the one-time assessment, the Bank's deposit insurance premium assessments would be reduced from the current rate. The currently proposed legislation has evolved significantly over recent months and may continue to change until final legislation is enacted, if ever. Moreover, there can be no assurance that a premium reduction will occur.

             FIRSTFED FINANCIAL CORP. AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  Summary of Significant Accounting Policies (continued)

     Assuming the proposed one-time special assessment became law in 1996 and was immediately charged against the Company's results of operations, the one-time assessment would have a material adverse effect on the Bank's 1996 results of operations. However, the Bank has sufficient regulatory capital to continue to be classified as "well-capitalized" by its regulators following such an assessment. In addition, the Bank would not face any liquidity issues as a result of such an assessment.

      Proposed legislation is currently under consideration by Congress which would significantly change the federal income tax law affecting the bad debt reserves of savings institutions. This proposed legislation would eliminate the reserve method for computing bad debt deductions beginning in 1996 and might require the recapture of bad debt reserves established after 1987 under varying factual situations. The proposed legislation is currently under review and may change significantly before final legislation is enacted, if ever.

(2)  Investment Securities

      The amounts advanced under agreements to resell securities (repurchase agreements) represent short-term investments. During the agreement period the securities are maintained by the dealer under a written custodial agreement that explicitly recognizes the Bank's interest in the securities. The Bank had no agreements to resell securities at December 31, 1995 or December 31, 1994. Securities purchased under agreements to resell averaged $88,859,000 and $54,400,000 during 1995 and 1994, and the maximum amounts outstanding at any month end during 1995 and 1994 were $112,000,000 and $26,000,000, respectively.

      As  permitted  by the Financial Standards  Board's  Special
Report, the Bank reclassified its entire portfolio of investment securities from "held-to-maturity" to "available-for-sale" during the fourth quarter of 1995.

      Investment securities, available-for-sale, are recorded at fair value and summarized below for the period indicated:


                                                     1995
                                --------------------------------------------
                                               Gross      Gross
                                Historical  Unrealized  Unrealized    Fair
                                   Value       Gains      Losses     Value
                                ----------  ----------  ----------  --------
                                            (Dollars In Thousands)
United States Government
  and federal agency
   obligations................    $46,862     $  22      $ (193)    $ 46,691
Collateralized
  Mortgage Obligations........     29,874         9        (390)      29,493
                                  -------     -----      ------     --------
                                  $76,736     $  31      $ (583)    $ 76,184
                                  =======     =====      ======     ========

             FIRSTFED FINANCIAL CORP. AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  (2)  Investment Securities (continued)

         Related  maturity   data   for   investment  securities,
available-for-sale, is summarized below for the period indicated:

                                                     1995
                                -------------------------------------------
                                               Gross      Gross
                                Historical  Unrealized  Unrealized    Fair
                                   Value      Gains       Losses     Value
                                ----------  ----------  ----------  --------
                                            (Dollars In Thousands)
Maturing within 1 year......      $27,897     $   4      $  (48)    $27,853
Maturing after 1 year
  but within 5 years........       48,839        27        (535)     48,331
                                  -------     -----      ------     -------
                                  $76,736     $  31      $ (583)    $76,184
                                  =======     =====      ======     =======

      Investment securities, held-to-maturity, are summarized below for the period indicated:


                                                     1994
                                --------------------------------------------
                                              Gross       Gross
                                Historical  Unrealized  Unrealized    Fair
                                   Value      Gains       Losses     Value
                                ----------  ----------  ----------  --------
                                            (Dollars In Thousands)
United States Government
  and federal agency
   obligations................    $40,770     $  28      $(2,439)   $38,359
Collateralized
  Mortgage Obligations........     43,282         -       (2,325)    40,957
                                  -------     -----      -------    -------
                                  $84,052     $  28      $(4,764)   $79,316
                                  =======     =====      =======    =======

             FIRSTFED FINANCIAL CORP. AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(3)  Mortgage-backed Securities

      As  permitted  by the Financial Standards  Board's  Special
Report, the Bank reclassified its entire portfolio of mortgage-backed securities from "held-to-maturity" to "available-for-sale" during the fourth quarter of 1995.

      Mortgage-backed securities, available-for-sale, at December
31, 1995 are due through the year 2035 and are summarized as follows:

                                                  1995
                             --------------------------------------------
                                           Gross       Gross
                             Historical  Unrealized  Unrealized    Fair
                               Value       Gains       Losses     Value
                             ----------  ----------  ----------  --------
                                         (Dollars In Thousands)
     FNMA..............      $ 27,221      $   533    $    -     $ 27,754
     FHLMC.............       799,843        7,854        (3)     807,694
                             --------      -------    ------     --------
     Total.............      $827,064      $ 8,387    $   (3)    $835,448
                             ========      =======    ======     ========


      Mortgage-backed securities, held-to-maturity,  at  December
31, 1994 are summarized as follows:

                                                  1994
                             --------------------------------------------
                                           Gross       Gross
                             Historical  Unrealized  Unrealized    Fair
                               Value       Gains       Losses     Value
                             ----------  ----------  ----------  --------
                                         (Dollars In Thousands)
     FNMA..............      $ 30,844      $     -    $   (829)  $ 30,015
     FHLMC.............       790,473        7,762     (36,320)   761,915
                             --------      -------    --------   --------
     Total.............      $821,317      $ 7,762    $(37,149)  $791,930
                             ========      =======    ========   ========

      Mortgage-backed securities created with loans originated by the Bank totaled $59,720,000, $198,085,000 and $111,701,000, during 1995, 1994, and 1993, respectively. Proceeds from the sale of mortgage-backed securities totaled $72,453,000 in 1993. There were no sales during 1995 or 1994.

      Accrued interest receivable related to mortgage-backed securities outstanding at December 31, 1995 and 1994 totaled
$7,746,000 and $6,376,000, respectively.

             FIRSTFED FINANCIAL CORP. AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(4)  Loans Receivable

     Loans receivable are summarized as follows:


                                                     1995            1994
                                                  ----------      ----------
                                                    (Dollars In Thousands)
Real Estate Loans:
  First trust deed residential loans:
    One unit................................      $1,221,927      $1,192,251
    Two to four units.......................         351,942         350,718
    Five or more units......................       1,344,866       1,357,251
                                                  ----------      ----------
    Residential loans.......................       2,918,735       2,900,220
  Other real estate loans:
    Commercial and industrial...............         221,982         246,340
    Second trust deeds......................           2,213          20,401
    Other...................................           3,157           4,793
                                                  ----------      ----------
      Real estate loans.....................       3,146,087       3,171,754
  Non-real estate loans:
    Manufactured housing....................           1,938           2,439
    Deposit accounts........................           1,104           1,301
    Consumer................................             359             506
                                                  ----------      ----------
      Loans receivable......................       3,149,488       3,176,000
  Less:
    General loan valuation allowances.......          42,876          55,353
    Valuation allowances for impaired loans.          26,101          23,887
    Unearned loan fees......................          20,731          24,451
                                                  ----------      ----------
      Subtotal..............................       3,059,780       3,072,309
  Less:                                           ----------      ----------
    Loans held-for-sale.....................           7,377          30,399
                                                  ----------      ----------
    Loans receivable, net...................      $3,052,403      $3,041,910
                                                  ==========      ==========

      During  the  fourth quarter of 1995, the Bank  reclassified
$19,154,000 from loans "held-for-sale" to loans receivable.

     Loans serviced for others totaled $622,969,000, $699,538,000
and   $786,809,000  at  December  31,  1995,   1994   and   1993,
respectively.

      The Bank has loss exposure on certain loans sold with recourse. These loans are combined with the Bank's loan portfolio for purposes of computing general valuation allowances and measuring credit risk exposure. The dollar amount of loans sold with recourse totaled $248,139,000 and $277,877,000 at December 31, 1995 and 1994, respectively. The maximum potential recourse liability totaled $47,424,000 and $56,342,000 at December 31, 1995 and December 31, 1994, respectively. The Bank's allowance for losses related to loans sold with recourse, which is recorded as a liability, totaled $9,050,000 and $7,948,000 at December 31, 1995 and 1994, respectively.

     At December 31, 1995 the Bank had outstanding commitments to fund $18,417,000 in real estate loans, which were primarily adjustable rate mortgages. The Bank's outstanding commitments to sell real estate loans totaled $7,685,000 at December 31, 1995.

             FIRSTFED FINANCIAL CORP. AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(4)  Loans Receivable (continued)

      Accrued interest receivable related to loans outstanding at December 31, 1995 and 1994 totaled $24,767,000 and $21,652,000, respectively.

     Loans delinquent greater than 90 days or in foreclosure were $99,103,000 and $94,485,000 at December 31, 1995 and 1994,
respectively, and the related allowances for delinquent interest were $5,557,000 and $5,182,000, respectively.

      Loans  originated  upon  the sale of  real  estate  totaled
$49,303,000, $54,561,000, and $69,808,000 during 1995,  1994  and
1993, respectively.

      See Note 9 for a summary of loans which were pledged as security for borrowings.

      The following is a summary of the activity in general loan valuation allowances and impaired valuation allowances for the periods indicated:

                                                             General     Impaired
                                                            Valuation    Valuation
                                                           Allowances   Allowances     Total
                                                           ----------   ----------    --------
                                                                  (Dollars In Thousands)
Balance at December 31, 1992.........................       $ 27,854     $      -     $ 27,854
Provisions for loan losses...........................         67,679            -       67,679
Charge-offs, net of recoveries.......................        (48,633)           -      (48,633)
                                                            --------     --------     --------
Balance at December 31, 1993.........................         46,900            -       46,900
Provisions for loan losses...........................         53,172       32,528       85,700
Charge-offs, net of recoveries.......................        (36,771)      (8,641)     (45,412)
Transfer of general valuation allowances for loans
 sold with recourse to liability account.............         (7,948)           -       (7,948)
                                                            --------     --------     --------
Balance at December 31, 1994.........................         55,353       23,887       79,240
Provisions for loan losses...........................          6,958       21,418       28,376
Charge-offs, net of recoveries.......................        (18,932)     (19,204)     (38,136)
Transfer of general valuation allowances for loans
 sold with recourse to liability account.............           (503)           -         (503)
                                                            --------     --------     --------
Balance at December 31, 1995.........................       $ 42,876     $ 26,101     $ 68,977
                                                            ========     ========     ========

             FIRSTFED FINANCIAL CORP. AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(4)  Loans Receivable (continued)

       Additionally the Bank maintains a general valuation allowance for loans sold with recourse. This allowance is included in accrued expenses and other liabilities in the Consolidated Statements of Financial Condition. The following is a summary of the activity in the allowance for the periods indicated (dollars in thousands):


Balance at December 31, 1993.......................      $     -
Transfer from general valuation allowance..........        7,948
                                                         -------
Balance at December 31, 1994.......................        7,948
Provisions for loan losses
  (recorded as loss on sale of loans)..............        2,123
Transfer from general valuation allowance..........          503
Charge-offs, net of recoveries.....................       (1,524)
                                                         -------
Balance at December 31, 1995.......................      $ 9,050
                                                         =======

      The following is a summary of impaired loans, net of valuation allowances for impairment, for the periods indicated:

                               December 31,   December 31,
                                  1995           1994
                                --------       --------
                                 (Dollars In Thousands)
Non-accrual loans..........     $ 34,503       $ 38,004
Modified loans.............       16,573         41,635
Other impaired loans.......       35,333         28,637
                                --------       --------
                                $ 86,409       $108,276
                                ========       ========

      Impaired loans for which there were no valuation allowances established are included in the above summary and totaled
$9,261,000 and $21,833,000  as of December 31, 1995 and  December
31, 1994, respectively.

     The average recorded investment in impaired loans during the year ended December 31, 1995 was $91,818,000. The amount of interest income recognized for impaired loans during the year ended December 31, 1995 was $6,075,000 under the cash basis method of accounting. Interest income recognized under the accrual basis method of accounting for the year ended December 31, 1995 totaled $5,746,000. There were no commitments to lend additional funds to borrowers whose terms have been modified.

             FIRSTFED FINANCIAL CORP. AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(5) Real Estate

      Real estate, net of allowances, consists of the following for the periods indicated:


                                                                    1995       1994
                                                                   -------    -------
                                                                 (Dollars In Thousands)
Real estate held-for-investment.................................   $   120    $   357
Real estate acquired by (or deed in lieu of) foreclosure, net...    19,701     16,724
                                                                   -------    -------
                                                                   $19,821    $17,081
                                                                   =======    =======

      The  Bank acquired $64,053,000, $67,466,000 and $93,010,000 of real estate in settlement of loans during 1995, 1994, and 1993, respectively.


(6) Office Properties, Equipment and Lease Commitments

      Office properties and equipment, at cost, less accumulated depreciation and amortization, are summarized as follows:

                                                        1995          1994
                                                       -------       -------
                                                       (Dollars In Thousands)
Land..............................................     $ 3,061       $ 3,061
Office buildings..................................       4,458         4,449
Furniture, fixtures and equipment.................      10,057         9,943
Leasehold improvements............................       8,650         8,571
Other.............................................          44            44
                                                       -------       -------
                                                        26,270        26,068
Less accumulated depreciation and amortization....      17,584        16,857
                                                       -------       -------
                                                       $ 8,686       $ 9,211
                                                       =======       =======

      The Bank is obligated under noncancelable operating leases for periods ranging from five to thirty years. The leases are for certain of the Bank's office facilities. Approximately half of the leases for office facilities contain five and ten year renewal options. Minimum rental commitments at December 31, 1995 under all noncancelable leases are as follows (dollars in thousands):

           1996..............................       $ 4,297
           1997..............................         4,071
           1998..............................         3,214
           1999..............................         1,175
           2000..............................         1,107
           Thereafter.......................          5,452
                                                    -------
                                                    $19,316
                                                    =======

       Rent payments under these leases were $4,250,000, $4,246,000, and $3,898,000 for 1995, 1994 and 1993, respectively.
Certain leases require the Bank to pay property taxes and insurance. Additionally, certain leases have rent escalation clauses based on specified indices.

             FIRSTFED FINANCIAL CORP. AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(7) Federal Home Loan Bank Stock

     The Bank's investment in FHLB stock at December 31, 1995 and 1994 was $58,935,000 and $56,061,000, respectively. The FHLB provides a central credit facility for member institutions. As a member of the FHLB system, the Bank is required to own capital stock in the FHLB of San Francisco in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid home loans, home purchase contracts and similar obligations at the end of each calendar year, assuming for such purposes that at least 30% of its assets were home mortgage loans, or 5% of its advances (borrowings) from the FHLB of San Francisco. The Bank was in compliance with this requirement at December 31, 1995. The Bank's investment in FHLB stock was pledged as collateral on advances from the FHLB at December 31, 1995 and 1994. The fair value of the Bank's FHLB stock approximates book value due to the Bank's ability to redeem such stock with the FHLB at par value.


(8)  Deposits

     Deposit account balances are summarized as follows:


                                                                1995                   1994
                                                         ------------------     ------------------
                                                           Amount       %         Amount       %
                                                         ----------   -----     ----------   -----
                                                                  (Dollars In Thousands)
Variable rate non-term accounts:
  Money market deposit accounts (weighted
   average rate of 2.52% and 2.55%)................      $  125,352     6%      $  161,147     7%
  Interest-bearing checking accounts
   (weighted average rate of 1.20% and
    2.14%).........................................         145,801     7          169,416     7
  Passbook accounts (weighted average
   rate of 2.04% and 2.29%)........................          96,948     4          114,075     5
  Non-interest bearing checking accounts...........          54,876     2           36,773     2
                                                         ----------   ---       ----------   ---
                                                            422,977    19          481,411    21
Fixed-rate term certificate accounts:                    ----------   ---       ----------   ---
  Under six-month term (weighted average
   rate of 5.21% and 4.64%)........................         126,599     6           89,763     4
  Six-month term (weighted average rate of
   5.42% and 4.99%)................................         417,855    19          282,130    12
  Nine-month term (weighted average rate of
   5.98% and 4.90%)................................         144,308     6          104,962     5
  One year to 18 month term (weighted
   average rate of 5.57% and 4.76%)................         235,164    11          512,846    22
  Two year or 30 month term (weighted
   average rate of 5.55% and 5.22%)................         239,411    11          315,223    14
  Over 30-month term (weighted average rate
   of 6.31% and 6.20%).............................         238,742    11          285,438    12
  Negotiable certificates of $100,000 and
   greater, 30 day to one year terms (weighted
    average rate of 5.66% and 4.79%)...............         379,980    17          227,141    10
                                                         ----------   ---       ----------   ---
                                                          1,782,059    81        1,817,503    79
  Total Deposits (weighted average rate of               ----------   ---       ----------   ---
   4.89% and 4.49%)................................      $2,205,036   100%      $2,298,914   100%
                                                         ==========   ===       ==========   ===

             FIRSTFED FINANCIAL CORP. AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(8)  Deposits (continued)

      Certificates of deposit, placed through five major national brokerage firms, totaled $502,013,000 in 1995 and $597,249,000 in
1994.

      Cash payments for interest on deposits (including interest credited) totaled $110,357,000, $84,842,000, and $75,810,000 during 1995, 1994 and 1993, respectively. Accrued interest on deposits at December 31, 1995 and 1994 totaled $9,698,000 and $10,904,000, respectively, and is included in accrued expenses and other liabilities in the accompanying Consolidated Statements of Financial Condition.

      The following table indicates the maturities and weighted average interest rates of the Bank's deposits at December 31, 1995:

                           Non-Term                                                           There-
                           Accounts       1996         1997         1998         1999         After        Total
                          ----------   ----------   ----------   ----------   ----------   ----------   ----------
                                                            (Dollars In Thousands)
Deposits at
 December 31, 1995.....   $  422,977   $1,546,804   $  113,714   $   30,476   $   72,102   $   18,963   $2,205,036
Weighted average          ==========   ==========   ==========   ==========   ==========   ==========   ==========
 interest rates........         1.63%        5.58%        6.45%        5.79%        5.96%        5.78%        4.89%
                                ====         ====         ====         ====         ====         ====         ====

     Interest expense on deposits is summarized as follows:


                                                                    1995          1994          1993
                                                                  --------      --------      --------
                                                                          (Dollars In Thousands)
     Passbook accounts..................................          $  2,289      $  2,726      $  2,580
     Money market deposits and
      interest-bearing checking accounts................             6,272         7,960         7,918
     Certificate accounts...............................           100,590        76,859        67,243
                                                                  --------      --------      --------
                                                                  $109,151      $ 87,545      $ 77,741
                                                                  ========      ========      ========

(9)  Federal Home Loan Bank Advances and Other Borrowings

      Federal Home Loan Bank (FHLB) Advances and other borrowings consist of the following:


                                                                       1995          1994
                                                                     --------      --------
                                                                     (Dollars In Thousands)
     Advances from the FHLB of San Francisco with a
      weighted average interest rate of 6.12% and 5.96%,
      respectively, secured by FHLB stock and certain
      real estate loans with unpaid principal balances of
      approximately $1,787,461,000 at December 31, 1995,
      advances mature through 1997...............................    $890,000      $863,200
     Unsecured term funds with a weighted average interest
      rate of 5.82% and 5.60%, maturing within one year..........       2,300           500
     10 Year Senior Unsecured Notes with an interest
      rate of 11.75%, due 2004...................................      50,000        50,000
                                                                     --------      --------
                                                                     $942,300      $913,700
                                                                     ========      ========

             FIRSTFED FINANCIAL CORP. AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(9)    Federal Home Loan Bank Advances and Other Borrowings (continued)

      At December 31, 1995 and 1994, accrued interest payable on FHLB advances and other borrowings totaled $6,010,000 and $5,614,000, respectively, which is included in accrued expenses and other liabilities in the accompanying Consolidated Statements of Financial Condition.

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

      The Bank entered into an agreement in 1994 with the City of Los Angeles Housing Department to guarantee $5 million of bonds for the acquisition and renovation of earthquake stricken properties with a standby letter of credit from the FHLB. The bonds will be used to fund low interest rate loans made by participating lenders to owners of earthquake-damaged properties. As of December 31, 1995, the Bank has not originated any loans under this program.

      The Bank has a credit facility with the FHLB in the form of FHLB advances and letters of credit which allow borrowings up to 40% of the Bank's assets, or approximately $1,654,884,000 at December 31, 1995 with terms up to 30 years.

     The  following  is  a   summary  of  borrowing maturities at
December 31, 1995 (dollars in thousands):

                    1996...........               $842,300
                    1997...........                 50,000
                    Thereafter.....                 50,000
                                                  --------
                                                  $942,300
                                                  ========

      Cash payments for interest on borrowings (including reverse
repurchase agreements) totaled  $102,611,000,  $61,945,000,   and
$53,531,000 during 1995, 1994, and 1993, respectively.

             FIRSTFED FINANCIAL CORP. AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(9)    Federal Home Loan Bank Advances and Other Borrowings (continued)

     Interest expense on borrowings is comprised of the following for the years indicated:


                                              Year Ended December 31,
                                          --------------------------------
                                            1995        1994        1993
                                          --------    --------    --------
                                               (Dollars In Thousands)
FHLB Advances........................     $ 61,591    $ 38,162    $ 30,589
Reverse Repurchase Agreements........       43,295      26,430      19,793
10 Year Senior Unsecured Notes.......        5,875       1,568           -
Other................................        4,165       3,950       3,493
                                          --------    --------    --------
                                          $114,926    $ 70,110    $ 53,875
                                          ========    ========    ========

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

      At December 31, 1995, $724,643,000 in reverse repurchase agreements were collateralized by mortgage-backed securities with principal balances totaling $765,792,000 and market values totaling $773,295,000. At December 31, 1994, $691,121,000 in reverse repurchase agreements were collateralized by mortgage-backed securities with principal balances totaling $750,052,000 and market values totaling $722,971,000.

      The weighted average interest rates for borrowings under reverse repurchase agreements were 5.68% and 5.81%, respectively, as of December 31, 1995 and December 31, 1994.

      Securities sold under agreements to repurchase averaged $718,057,000 and $602,681,000 during 1995 and 1994, respectively, and the maximum amounts outstanding at any month end during 1995 and 1994 were $749,546,000 and $691,121,000, respectively.

      The following is a summary of maturities at December 31, 1995 (dollars in thousands):

                    Up to 30 days......      $ 90,406
                    30 to 90 days......       282,631
                    Over 90 days.......       351,606
                                             --------
                                             $724,643
                                             ========

      Accrued interest on securities sold under agreements to repurchase which is included in accrued expenses and other liabilities in the accompanying Consolidated Statements of Financial Condition was $8,940,000 and $5,410,000 for the years ended December 31, 1995 and 1994, respectively.

             FIRSTFED FINANCIAL CORP. AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(11)  Income Taxes

      Income taxes (benefit) consist of the following:


                                             1995        1994          1993
                                            ------     ---------     -------
                                                 (Dollars In Thousands)
      Current:
        Federal......................       $   42     $ (7,169)     $ 4,317
        State........................          555         (488)         120
                                            ------     --------      -------
                                               597       (7,657)       4,437
      Deferred:                             ------     --------      -------
        Federal......................        3,898       (4,464)      (5,114)
        State........................        1,074       (5,578)        (369)
                                            ------     --------      -------
                                             4,972      (10,042)      (5,483)
      Total:                                ------     --------      -------
        Federal......................        3,940      (11,633)        (797)
        State........................        1,629       (6,066)        (249)
                                            ------     --------      -------
                                            $5,569     $(17,699)     $(1,046)
                                            ======     ========      =======

     A reconciliation of the statutory federal corporate income tax rate to the Company's effective income tax rate follows:


                                                               1995        1994        1993
                                                              ------      -------     -------
      Statutory federal income tax rate.................       35.0%      (35.0)%     (35.0)%
      Increase (reductions) in taxes resulting from:
        State franchise tax, net of federal income
         tax benefit....................................        8.8        (7.2)       (6.4)
        Core deposit intangibles........................        0.8         0.1         7.4
        Other, net......................................        1.4         0.1         0.2
                                                               ----       -----       -----
         Effective rate.................................       46.0%      (42.0)%     (33.8)%
                                                               ====       =====       =====

      Cash payments for income taxes totaled  $154,000,  $254,000
and  $2,158,000 during 1995, 1994, and  1993,  respectively.   In
addition, the Company received cash refunds totaling $8,267,000 during 1995.

      Current income taxes receivable at December 31, 1995 and 1994 were $2,276,000 and $11,337,000, respectively.

             FIRSTFED FINANCIAL CORP. AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(11)  Income Taxes (continued)

      Listed below are the significant components of the net deferred tax liability (1994 has been restated for prior year tax returns filed through 1995):

                                                                      1995          1994
                                                                    ---------     ---------
                                                                     (Dollars In Thousands)
Components of the deferred tax asset:
  Bad debts..................................................       $(25,419)     $(29,308)
  Pension expense............................................         (1,941)       (1,765)
  State taxes................................................           (370)            -
  IRS interest accrual.......................................         (6,535)       (4,948)
  Other......................................................         (1,887)       (3,035)
                                                                    --------      --------
    Total deferred tax asset.................................        (36,152)      (39,056)
Valuation allowance..........................................              -             -
                                                                    --------      --------
    Total deferred tax asset, net of valuation allowance.....        (36,152)      (39,056)
Components of the deferred tax liability:                           --------      --------
  Loan fees..................................................         27,134        26,766
  Tax effect of unrealized gain on
   securities available-for-sale.............................          3,257             -
  Loan sales.................................................          2,914         3,283
  FHLB stock dividends.......................................          8,947         6,316
  State taxes................................................              -           586
  Other......................................................            585           561
                                                                    --------      --------
    Total deferred tax liability.............................         42,837        37,512
                                                                    --------      --------
Net deferred tax liability (asset)...........................       $  6,685      $ (1,544)
                                                                    ========      ========
  Net state deferred tax asset...............................       $   (188)     $ (1,499)
  Net federal deferred tax liability (asset).................          6,873           (45)
                                                                    --------      --------
Net deferred tax liability (asset)...........................       $  6,685      $ (1,544)
                                                                    ========      ========

      SFAS No. 109 allows for recognition and measurement of deductible temporary differences (including general valuation allowances) to the extent that it is more likely than not that the deferred tax asset will be realized. The Bank did not have a valuation allowance for the deferred tax asset at December 31, 1995 and 1994, as it is more likely than not that the deferred tax asset will be realized through loss carrybacks and the timing
of   future  reversals  of  existing   temporary differences.

      The Internal Revenue Service ("IRS") is currently examining tax years 1991 and 1992. During 1994, the IRS completed its examination of the Company's consolidated federal income tax returns for tax years 1984 through 1986 and, in 1995, completed its examination of tax returns for 1987 and 1988. In early 1996, the IRS completed its examination of tax returns for 1989 and 1990. The IRS has proposed adjustments primarily related to temporary differences as to the recognition of certain taxable income and expense items. The Company has filed formal protests with the IRS to take exception to the proposed adjustments for all examinations. In addition, the Franchise Tax Board ("FTB") is examining tax years 1989 and 1990. While the Company has provided for deferred taxes for federal and state purposes, a change in the period of recognition of certain income and expense items could result in interest due to the IRS and FTB. Although the outcome of the exams is not known at this time, and it may take several years to resolve any

             FIRSTFED FINANCIAL CORP. AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(11)  Income Taxes (continued)

disputed matters, the Company has recorded charges of $3,524,000, $3,239,000 and $1,776,000 in 1995, 1994 and 1993,
respectively, as interest on possible tax adjustments. At December 31, 1995, the Company had $14,114,000 of accrued interest payable recorded as a liability on the Consolidated Statements of Financial Condition. The amount of interest accrued is based upon the proposed adjustments and management's best estimate of liability as of this date.

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

     The consolidated financial statements at December 1995 and 1994 did not include a liability of $5,164,000 related to the adjusted base year bad debt reserve since these reserves are not expected to reverse until indefinite future periods, and may never reverse. Circumstances that would require an accrual for a portion or all of this unrecorded tax liability are a further significant reduction in qualifying loan levels relative to 1987, failure to meet the tax definition of a savings institution, dividend payments in excess of current year or accumulated tax earnings and profits, or other distributions in dissolution or liquidation.

      Proposed legislation pertaining primarily to the merger of the BIF and SAIF insurance funds contains provisions which would eliminate the tax bad debt deduction for the year beginning January 1, 1996. However, existing tax bad debt reserves established prior to 1987 would be permitted to be carried under proposed "grandfathering" treatment. Post-1987 reserves would have to be eliminated over a period of several years (presently proposed to be six years). The Company cannot predict if or in what form such legislation may be enacted. The Company also cannot predict any impact on its results of operations.

(12) Stockholders' Equity and Earnings (Loss) Per Share

       The Company's stock charter authorizes 5,000,000 shares of serial preferred stock. As of December 31, 1995 no preferred shares have been issued.

      The computation of net earnings (loss) per share is based on the weighted average shares of common stock and dilutive common stock equivalents (employee stock options) outstanding during the year which were 10,655,577, 10,552,963 and 10,460,145 for 1995, 1994 and 1993 respectively.

      The  Office  of  Thrift  Supervision  ("OTS")  has  adopted
regulations   that   contain   capital  standards   for   savings
institutions.   The  Bank  was in compliance with  these  capital
standards at December 31, 1995.

      The payment of dividends is subject to certain federal income tax consequences. Specifically, the Bank is capable of paying dividends to the Company in any year without incurring

             FIRSTFED FINANCIAL CORP. AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(12)   Stockholders' Equity and Earnings (Loss) Per Share (continued)

tax liability only if such dividends do not exceed both the tax basis current year earnings and profits and accumulated tax earnings and profits as of the beginning of the year.

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

      For federal income tax purposes, savings institutions meeting certain requirements are allowed a special bad debt reserve deduction for qualifying loans computed as a percentage of taxable income before such deduction. If amounts appropriated to these tax bad debt reserves in excess of the amount allowable under the experience method ("excess tax bad debt reserves") are used for the payment of return of capital dividends or other distributions to stockholders
(including distributions in dissolution, liquidation or redemption of stock), an amount will generally be includable in taxable income. The amount includable in taxable income is equal to the distribution plus the federal income tax attributable thereto, up to the aggregate amount of excess tax bad debt reserves. At December 31, 1995 and 1994 the Company had no excess bad debt reserves.

      The Company may loan up to $6,000,000 to the Employee Stock Ownership Plan ("ESOP") under a line of credit loan. At December 31, 1995 and 1994 the loan to the ESOP totaled
$2,500,000  and   $2,842,000,   respectively.  Interest  on   the
outstanding loan balance is due each December 31. Interest varies based on the Bank's monthly cost of funds. The average rates paid during 1995 and 1994 were 5.44% and 4.16%, respectively.

      In 1988, the Company adopted a Shareholder Rights Plan ("Rights Plan") which is designed to protect shareholders from attempts to acquire control of the Company at an inadequate price. Under the Rights Plan the owner of each share of
Company stock received a dividend of one right ("Right") to purchase one one-hundredth share of a new series of preferred stock for its estimated long term value of $54.80 (subsequently adjusted for a stock split). In the event of certain acquisitions of 15% or more of the voting stock or a tender offer for 15% or more of the voting stock of the Company, each holder of a Right who exercises such Right will receive shares of the Company with a market value equal to two times the exercise price of the Right. Also, in the event of certain business combination transactions following the acquisition by a person of 15% or more of the Company stock, each Rights holder will have the right to receive upon exercise of the Right common stock of the surviving company in such transaction having a market value of two times the exercise price of the Right. The Company may redeem the Rights at any time prior to such acquisition or tender offer should the Board of Directors deem redemption to be in its stockholders' best interests.

             FIRSTFED FINANCIAL CORP. AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(13)  Employee Benefit Plans

      The Bank maintains a pension plan ("Pension Plan") covering substantially all employees who are employed on either a full time or a part time basis. The benefits are based on an employee's years of credited service, average annual salary and primary social security benefit, as defined in the Pension Plan.

       Pension expense including administration costs was $436,000, $481,000 and $468,000 for 1995, 1994 and 1993,
respectively. The Bank uses the projected unit credit actuarial method and bases its funding policy on the entry age normal method.

       The discount rate and rate of increase in future compensation levels used in determining the actuarial value of benefit obligations were 7.0% and 5.0%, respectively, as of December 31, 1995. The discount rate and rate of increase in future compensation levels used in determining the pension cost were 8.5% and 6.0%, respectively, as of December 31, 1994. The expected long-term rates of return on assets were 8.5% at December 31, 1995 and 7.5% at December 31, 1994.

      The Bank has a Supplementary Executive Retirement Plan ("SERP") which covers any individual employed by the Bank as its President or Chairman of the Board. The pension expense for  the SERP was $408,000,  $471,000 and  $434,000 in 1995, 1994
and 1993, respectively. The SERP uses the same actuarial assumptions as the Pension Plan. The SERP is unfunded.

             FIRSTFED FINANCIAL CORP. AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(13)  Employee Benefit Plans (continued)

     The following table sets forth the funded status and amounts recognized in the Company's Statements of Financial Condition for the Pension Plan and the SERP for the years indicated:


                                                             Pension Plan                SERP
                                                          -------------------     -------------------
                                                           1995        1994        1995        1994
                                                          -------     -------     -------     -------
                                                                    (Dollars In Thousands)
Actuarial present value of benefits obligations:
  Accumulated benefits obligation...................      $ 2,943     $ 2,631     $ 3,167     $ 2,265
                                                          =======     =======     =======     =======
  Vested benefit obligation.........................      $ 2,725     $ 2,482     $ 2,678     $ 2,573
                                                          =======     =======     =======     =======
Plan assets at fair value...........................      $ 2,979     $ 2,642     $     -     $     -
Projected benefit obligation for service
 rendered to date...................................        4,491       3,887       3,738       2,952
Shortage of plan assets over the projected                -------     -------     -------      ------
 benefit obligation.................................       (1,512)     (1,245)     (3,738)     (2,952)
Unrecognized net loss (gain) from past ex-
 perience different from that assumed...............          959         387         (75)       (698)
Prior service cost not yet recognized in
 net periodic pension cost..........................          149         180         655         752
Additional minimum liability........................            -           -        (384)       (112)
Unrecognized net (asset) obligation at
 transition.........................................          (41)       (130)        375         437
                                                          -------     -------     -------     -------
Accrued pension liability...........................      $  (445)    $  (808)    $(3,167)    $(2,573)
Net pension cost for the year ended December              =======     =======     =======     =======
 31, 1995 and December 31, 1994 in-
 cluded the following components:
  Service cost-benefits earned during the
   period...........................................      $   412     $   441     $    62     $    76
  Interest cost on projected benefit obligation.....          320         269         237         236
  Actual return on plan assets......................         (223)        (19)          -           -
  Net amortization..................................          (58)        (32)        109         159
  Deferral of asset gains...........................          (46)       (173)          -           -
                                                          -------     -------     -------     -------
  Net period pension cost...........................      $   405     $   486     $   408     $   471
                                                          =======     =======     =======     =======

      The Bank has a profit sharing plan (the ESOP) for all salaried employees and officers who have completed one year of continuous service. At December 31, 1995 the ESOP held 7.17% of outstanding stock of the Company. Profit sharing expense for the years ended December 31, 1995, 1994 and 1993 was $500,000,
$200,000 and $200,000, respectively. The amount of the contribution made by the Bank is determined each year by the
Board of Directors, but is not to exceed 15% of the participants' aggregated compensation. The Bank does not offer post retirement benefits under this plan.

      The Company has issued options pursuant to the 1983 Stock Option and Stock Appreciation Rights Plan which expired in
August 1993 as well as the 1994 Stock Option and Stock Appreciation Rights Plan. Options prices are based upon the market value of the common stock on the date of grant.

             FIRSTFED FINANCIAL CORP. AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(13)  Employee Benefit Plans (continued)

     Information with respect to stock options follows:

                                                                1995         1994
                                                              ---------    --------
                                                                   (In Shares)
Options Outstanding
(Average option prices)
Beginning of year ($13.74 and $11.70)....................     347,319      342,375
Granted ($15.90 and $14.58)..............................      35,384      102,906
Exercised ($9.79 and $3.95)..............................     (15,430)     (69,301)
Canceled ($14.99 and $16.11).............................     (25,256)     (28,661)
                                                              -------      -------
End of Year ($14.04 and $13.74)..........................     342,017      347,319
                                                              =======      =======
Shares exercisable at December 31 ($12.18 and $11.76)....     164,252      164,322
                                                              =======      =======

(14) Parent Company Financial Information

     The following condensed parent company financial information should be read in conjunction with the other Notes to the Consolidated Financial Statements.


CONDENSED STATEMENTS OF FINANCIAL CONDITION
                                                         December 31,
                                                    ----------------------
                                                      1995          1994
                                                    --------      --------
                                                    (Dollars In Thousands)
Assets:
  Cash.........................................     $  2,737      $  1,653
  Other assets.................................        2,036         2,210
  Investment in subsidiary.....................      240,523       231,573
                                                    --------      --------
                                                    $245,296      $235,436
                                                    ========      ========
Liabilities and Stockholders' Equity:
  Notes payable................................     $ 50,000      $ 50,000
  Other liabilities............................         (995)          749
  Stockholders' equity.........................      196,291       184,687
                                                    --------      --------
                                                    $245,296      $235,436
                                                    ========      ========


                                                            Years Ended December 31,
                                                    -------------------------------------
CONDENSED STATEMENTS OF OPERATIONS                    1995          1994          1993
                                                    ---------     ---------     ---------
                                                    (Dollars In Thousands)
Other expense, net.............................     $ (3,714)     $ (1,061)     $    (78)
Equity in net earnings (loss) of
 subsidiary....................................       10,249       (23,403)       (1,970)
                                                    --------      --------      --------
Net earnings (loss)............................     $  6,535      $(24,464)     $ (2,048)
                                                    ========      ========      ========

             FIRSTFED FINANCIAL CORP. AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(14)  Parent Company Information (continued)


                                                                   Years Ended December 31,
 CONDENSED STATEMENTS OF CASH FLOWS                          ------------------------------------
                                                               1995          1994          1993
                                                             --------      --------      --------
                                                                   (Dollars In Thousands)
Net Cash Flows from Operating Activities:
  Net earnings (loss)..................................      $  6,535      $(24,464)     $ (2,048)
  Adjustments to reconcile net earnings (loss) to
   net cash provided (used) by operating activi-
   ties:
  Equity in net (earnings) loss of subsidiary..........       (10,249)       23,403         1,970
  Other................................................        (1,521)           39           (10)
                                                             --------      --------      --------
  Net cash used by operating activities................        (5,235)       (1,022)          (88)
Cash Flows from Investing Activities:                        --------      --------      --------
  Decrease in ESOP loan................................           342            76            73
  Increase in other assets.............................             -        (2,225)            -
  Net cash (used) provided by investing activ-               --------      --------      --------
   ities...............................................           342        (2,149)           73
Cash Flows from Financing Activities:                        --------      --------      --------
  Dividend from subsidiary.............................         5,875         5,000         3,000
  Capital contribution to subsidiary...................             -       (47,750)       (7,355)
  Increase (decrease) in short term notes payable......             -        (5,000)        2,000
  Proceeds from long term borrowings...................             -        50,000             -
  Benefit from stock option tax adjustment.............             -           510         2,355
  Other................................................           102         1,141           352
                                                             --------      --------      --------
  Net cash provided by financing activities............         5,977         3,901           352
                                                             --------      --------      --------
  Net increase in cash.................................         1,084           730           337
  Cash at beginning of period..........................         1,653           923           586
                                                             --------      --------      --------
  Cash at end of period................................      $  2,737      $  1,653      $    923
                                                             ========      ========      ========

             FIRSTFED FINANCIAL CORP. AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(15) Quarterly Results of Operations: (unaudited)

      Summarized below are the Company's results of operations on a quarterly basis for 1995, 1994 and 1993:

                                                                                    Net
                                       Provision   Other      Non-        Net     Earnings
                 Interest   Interest   For Loan   Income    Interest    Earnings   (Loss)
                  Income     Expense    Losses   (Expense)   Expense     (Loss)   Per Share
                 --------   --------   --------  ---------  --------   ---------  ---------
                               (Dollars In Thousands, Except Per Share Data)
First quarter
  1995........   $ 69,726   $ 53,505   $  3,000  $  2,762   $ 11,677   $  2,357   $  .22
  1994........     55,725     32,106     24,670     2,810     12,133     (6,115)    (.58)
  1993........     58,247     33,198     44,123     2,718     11,454    (16,402)   (1.57)
Second quarter
  1995........   $ 76,342   $ 57,739   $  8,203  $  3,251   $ 11,205   $  1,346   $  .13
  1994........     54,380     34,562     55,030     2,755     11,711    (25,553)   (2.42)
  1993........     56,526     32,918      1,849     4,023     11,443      8,328      .78
Third quarter
  1995........   $ 78,548   $ 57,183   $  6,173  $   (255)  $ 11,342   $  1,984   $  .19
  1994........     59,542     40,918      3,000     3,474     11,653      4,158      .39
  1993........     58,875     32,586     11,590     2,964     11,453      3,629      .34
Fourth quarter
  1995........   $ 77,119   $ 55,650   $ 11,000  $  2,967   $ 11,679   $    848   $  .08
  1994........     65,777     50,069      3,000     2,225      9,999      3,046      .29
  1993........     55,797     32,914     10,117     2,349     10,948      2,397      .23
Total year
  1995........   $301,735   $224,077   $ 28,376  $  8,725   $ 45,903   $  6,535   $  .61
  1994........    235,424    157,655     85,700    11,264     45,496    (24,464)   (2.32)
  1993........    229,445    131,616     67,679    12,054     45,298     (2,048)    (.20)


 (16)  Fair Value of Financial Instruments

       Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments" ("SFAS No. 107"), requires that the Company disclose the estimated fair value for its financial instruments as of December 31, 1995 and 1994. The following table presents fair value information for financial instruments for which a market exists. The fair values for these financial instruments were estimated based upon prices published in financial newspapers or quotations received from national securities dealers.

             FIRSTFED FINANCIAL CORP. AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(16) Fair Value of Financial Instruments (continued)

                                                       1995                     1994
                                              -----------------------   -----------------------
                                              Historical                Historical
                                                 Value     Fair Value      Value     Fair Value
                                              ----------   ----------   ----------   ----------
                                                            (Dollars In Thousands)
Mortgage-backed Securities...............      $827,064     $835,448     $821,317     $791,930
Investment Securities....................        46,862       46,691       40,770       38,359
Collateralized Mortgage Obligations......        29,874       29,493       43,282       40,957
Loans Held-for-Sale......................         7,377        7,464       30,399       30,399

      The following table presents fair value information for financial instruments shown in the Company's Consolidated Statements of Financial Condition for which there is no readily available market. The fair values for these financial instruments were calculated by discounting expected cash flows. Because these financial instruments have not been evaluated for possible sale and because management does not intend to sell these financial instruments, the Company does not know whether the fair values shown below represent values at which the respective financial instruments could be sold.


                                                    1995                        1994
                                           ------------------------    ------------------------
                                                         Calculated                  Calculated
                                            Carrying     Fair Value     Carrying     Fair Value
                                             Value         Amount        Value         Amount
                                           ----------    ----------    ----------    ----------
                                                          (Dollars In Thousands)
Adjustable Loans:
  Single Family......................      $1,556,368    $1,569,324    $1,471,156    $1,378,258
  Multi-Family.......................       1,191,852     1,188,435     1,244,990     1,070,107
  Commercial.........................         188,623       192,488       195,506       179,631
Fixed Rate Loans:
  Single Family......................          20,867        22,050        14,535        13,814
  Multi-Family.......................          11,714        12,360        12,701        12,212
  Commercial.........................           2,147         2,443         3,087         3,161
Other Real Estate Loans..............           3,135         3,582        20,297        20,921
Non-Real Estate Loans................             753           475         3,749         2,686
Non-Performing Loans.................          76,944        76,944        75,889        75,889
Fixed-Term Certificate Accounts......       1,782,059     1,788,581     1,817,503     1,808,165
Non-Term Deposit Accounts............         422,977       422,977       481,411       481,411
Borrowings...........................       1,666,943     1,667,953     1,604,821     1,602,130


     SFAS No. 107 specifies that fair values should be calculated based on the value of one unit. The estimates do not necessarily reflect the price the Company might receive if it were to sell the entire holding of a particular financial instrument at one time.
      Fair value estimates are based on the following methods and assumptions, some of which are subjective in nature. Changes in assumptions could significantly affect the estimates.

             FIRSTFED FINANCIAL CORP. AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(16)  Fair Value of Financial Instruments (continued)


 Cash

     The carrying amounts reported in the Consolidated Statements of Financial Condition for this item approximate fair value.

 Investment Securities and Mortgage-Backed Securities

      Fair values are based on bid prices published in financial newspapers or bid quotations received from national securities dealers.

 Loans Receivable

     The portfolio is segregated into those loans with adjustable rates of interest and those with fixed rates of interest. Fair values are based on discounting future cash flows by the current rate offered for such loans with similar remaining maturities and credit risk. The amounts so determined for each loan category are reduced by the Bank's allowance for loans losses which thereby takes into consideration changes in credit risk. The Bank had outstanding commitments to fund $18,417,000 in real estate loans which were substantially at fair value.

 Non-performing Assets

     The carrying amounts reported in the Consolidated Statements of Financial Condition for this item approximate fair value.

 Deposits

      The fair value of deposits with no stated term such as regular passbook accounts, money market accounts and checking accounts, is defined by SFAS No. 107 as the carrying accounts reported in the Consolidated Statements of Financial Condition. The fair value of deposits with a stated maturity such as certificates of deposit is based on discounting future cash flows by the current rate offered for such deposits with similar remaining maturities.

 Borrowings

      For short term borrowings, fair value approximates carrying value. The fair value of long term borrowings is based on their interest rate characteristics. For variable rate borrowings, fair value is based on carrying values. For fixed rate borrowings, fair value is based on discounting future contractual cash flows by the current interest rate paid on such borrowings with similar remaining maturities.

 Excess Servicing Arising from the Sale of Loans

     The carrying amounts reported in the Consolidated Statements of Financial Condition for this item approximate fair value.

                   INDEPENDENT AUDITORS' REPORT




The Board of Directors
FirstFed Financial Corp.


      We have audited the accompanying consolidated statements of financial condition of FirstFed Financial Corp. and subsidiary ("Company") as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FirstFed Financial Corp. and subsidiary at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.

      As discussed in note 1 of the consolidated financial statements, FirstFed Financial Corp. and subsidiary adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, in 1994.

                             KPMG Peat Marwick LLP


Los Angeles, California
January 23, 1996

ITEM 9--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                              PART III

ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       Information  regarding  directors and  executive  officers appearing  on  pages 4 through 8 of the Proxy Statement  for  the
Annual   Meeting  of  Stockholders  dated  April  24,   1996   is
incorporated herein by reference.

ITEM 11--EXECUTIVE COMPENSATION

      Information regarding executive compensation appearing on pages 8 through 13 of the Proxy Statement for the Annual Meeting of Stockholders dated April 24, 1996 is incorporated herein by reference.

ITEM  12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

        Information  regarding  security  ownership  of   certain
beneficial owners and management appearing on pages 2 and 3 of the Proxy Statement for the Annual Meeting of Stockholders dated
April 24, 1996 is incorporated herein by reference.

ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  a.  Certain Relationships:  None.

  b. Information regarding certain related transactions appearing on page 10 of the Proxy Statement for the Annual Meeting of Stockholders dated April 24, 1996 is incorporated herein by reference.

                              PART IV

ITEM  14--EXHIBITS,  CONSOLIDATED FINANCIAL STATEMENT  SCHEDULES,
AND REPORTS ON FORM 8K

  (a) 1.  Consolidated Financial Statements

          The consolidated financial statements included in this Report are listed under Item 8.

      2.  Consolidated Financial Statement Schedules

          Schedules have been omitted because they are not applicable or the required information is presented in the consolidated financial statements or notes thereto.

            FIRSTFED FINANCIAL CORP. AND SUBSIDIARY

 EXHIBIT
 NUMBER
 -------

 (1) Underwriting Agreement filed as Exhibit 1 to Amendment No. 2 to Form S-3 dated September 7, 1994 and incorporated by reference.
(3.1)  Certificate of Incorporation and By-Laws filed as  Exhibit
       (1)(a) to Form 8-A dated June 4, 1987 and  incorporated by reference.
(4.1) Shareholders' Rights Agreement filed as Exhibit 1 to Form 8-A, dated November 2, 1988 and incorporated by reference.
(4.2)  Indenture  filed  as  Exhibit 4 to Amendment No. 3 to Form
       S-3   dated   September   20,  1994  and  incorporated  by
       reference.
(10.1) Deferred Compensation Plan filed as Exhibit 10.3  to  Form
       10-K for the fiscal year ended December 31, 1983 and incorporated by reference.
(10.2) Bonus Plan filed as Exhibit 10(iii)(A)(2) to Form 10 dated
       November 2, 1993 and incorporated by reference.
(10.3) Supplemental  Executive Retirement Plan dated  January  16,
       1986 and filed as Exhibit 10.5 to Form 10-K for the fiscal year ended December 31, 1992 and incorporated by reference.
(21) Registrant's sole subsidiary is First Federal Bank of California, a federal savings bank.
(24)   Power of Attorney (included at page 84).


     This 1995 Annual Report on Form 10-K and the Proxy Statement for the Annual Meeting of Stockholders dated April 24, 1996 have already been furnished to each stockholder of record who is entitled to receive copies thereof. Copies of these items will be furnished without charge upon request in writing by any stockholder of record on March 4, 1996 and any beneficial owner of Company stock on such date who has not previously received such material and who so represents in good faith and in writing to:

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

Date:   February 22, 1996

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 22nd day of February, 1996.

           SIGNATURE                      TITLE

 /s/ William S. Mortensen      Chairman of the Board (Principal
----------------------------
     William S. Mortensen      Executive Officer)

 /s/ James P. Giraldin         Executive Vice President (Principal
----------------------------
     James P. Giraldin         Financial Officer)

 /s/ Ruben H. Valle            Senior Vice President and Controller
----------------------------
     Ruben H. Valle            (Principal Accounting Officer)

 /s/ Samuel J. Crawford, Jr.   Director
----------------------------
     Samuel J. Crawford, Jr.

 /s/ Christopher M. Harding    Director
----------------------------
     Christopher M. Harding

 /s/ Babette E. Heimbuch       Director
----------------------------
     Babette E. Heimbuch

 /s/ James L. Hesburgh         Director
----------------------------
     James L. Hesburgh

 /s/ June Lockhart             Director
----------------------------
     June Lockhart

 /s/  William G. Ouchi         Director
----------------------------
      William G. Ouchi

 /s/ William P. Rutledge       Director
----------------------------
     William P. Rutledge

 /s/ Charles F. Smith          Director
----------------------------
     Charles F. Smith

 /s/ Steven L. Soboroff        Director
----------------------------
     Steven L. Soboroff

 /s/ John R. Woodhull          Director
----------------------------
     John R. Woodhull