Form 10-K/A
period 1995-12-31
FIRSTFED FINANCIAL CORP
filed 1996-03-26
CIK 810536

 ==================================================================

                            UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
                             FORM 10-K/A
(Mark One)
[X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
           For the Fiscal Year Ended December 31, 1995
                                 OR
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

      Certain key financial ratios for the Company are presented below:

                                                               Average
                                        Return on  Return on  Equity to
                                         Average    Average    Average
                                          Assets     Equity     Assets
                                        ---------  ---------  ---------

1995.................................      .16%       3.47%      4.49%
1994.................................     (.64)     (12.78)      4.97
1993.................................     (.06)      (1.01)      5.61
1992.................................      .65       11.09       5.86
1991.................................      .90       16.09       5.63


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

Date:   March 26, 1996

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 26th day of March, 1996.

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