Form 10-Q
period 1996-03-31
FIRSTFED FINANCIAL CORP
filed 1996-05-15
CIK 810536

=====================================================================

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
              For the Quarter Ended March 31, 1996
                               OR
          TRANSITION REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


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

                                      Yes     x        No
                                           -------         -------

As of May 1, 1996, 10,623,097 shares of the Registrant's $.01 par value common stock were outstanding.

=====================================================================

                    FirstFed Financial Corp.
                              Index

                                                                      Page
                                                                      ----

Part I.  Financial Information

         Item 1. Financial Statements

                 Consolidated Statements of Financial Condition          3
                 as of March 31, 1996, December 31, 1995
                 and March 31, 1995

                 Consolidated Statements of Operations for the three     4
                 months ended March 31, 1996 and 1995

                 Consolidated Statements of Cash Flows for the three     5
                 months ended March 31, 1996 and 1995

                 Notes to Consolidated Financial Statements              6

         Item 2. Management's Discussion and Analysis of Financial       7
                 Condition and Results of Operations

Part II. Other Information (omitted items are inapplicable)             17

         Item 6. Exhibits and Reports on Form 8-K

Signatures                                                              18


                  PART I - FINANCIAL STATEMENTS

Item 1. Financial Statements
- ----------------------------


             FirstFed Financial Corp. and Subsidiary
         Consolidated Statements of Financial Condition
         (Dollars in thousands, except  per share data)

                                                    March 31,        December 31,       March 31,
                                                      1996              1995              1995
                                                   ----------        ----------        ----------
Assets
Cash and cash equivalents                          $  148,526        $   36,878        $   24,072
Investment securities, available-for-sale
 (at fair value)                                       56,071            76,184                 -
Investment securities, held-to-maturity
 (fair value of $82,046)                                    -                 -            85,099
Mortgage-backed securities, available-for-sale
 (at fair value)                                      806,441           835,448                 -
Mortgage-backed securities, held-to-maturity
 (fair value of $835,906)                                   -                 -           842,566
Loans receivable, held-for-sale (fair value of
 $5,307, $7,464, and $32,107)                           5,294             7,377            32,107
Loans receivable                                    3,006,048         3,052,403         3,084,159
Accrued interest and dividends receivable              28,031            28,620            26,227
Real estate                                            26,010            19,821            15,692
Office properties and equipment, net                    8,939             8,686             9,070
Investment in Federal Home Loan Bank
 (FHLB) stock, at cost                                 59,699            58,935            56,866
Other assets                                           20,766            15,385            23,075
                                                   ----------        ----------        ----------
                                                   $4,165,825        $4,139,737        $4,198,933
                                                   ==========        ==========        ==========
Liabilities
Deposits                                           $2,256,643        $2,205,036        $2,297,485
FHLB advances and other borrowings                    936,900           942,300           944,200
Securities sold under agreements to repurchase        706,282           724,643           715,654
Accrued expenses and other liabilities                 70,689            71,467            54,587
                                                   ----------        ----------        ----------
                                                    3,970,514         3,943,446         4,011,926
                                                   ----------        ----------        ----------
Commitments and Contingent Liabilities

Stockholders' Equity
Common stock, par value $.01 per share;
 authorized 25,000,000 shares; issued 11,420,816
 11,410,922, and 11,395,492 shares, outstanding
 10,624,296, 10,614,402, and 10,598,972 shares            114               114               114
Additional paid-in capital                             28,306            28,212            28,061
Retained earnings - substantially  restricted         179,089           175,721           171,543
Loan to employee stock ownership plan                  (2,533)           (2,500)           (2,879)
Treasury stock, at cost, 796,520 shares                (9,832)           (9,832)           (9,832)
Unrealized gain on securities
  available-for-sale, net of taxes                        167             4,576                 -
                                                   ----------        ----------        ----------
                                                      195,311           196,291           187,007
                                                   ----------        ----------        ----------
                                                   $4,165,825        $4,139,737        $4,198,933
                                                   ==========        ==========        ==========

  See accompanying notes to consolidated financial statements.


             FirstFed Financial Corp. and Subsidiary
              Consolidated Statements of Operations
         (Dollars in thousands, except  per share data)


                                               Three  Months  Ended
                                                    March 31,
                                             ------------------------
                                                1996          1995
                                             ----------    ----------
Interest income:
 Interest on loans                           $   57,886    $   55,335
 Interest on mortgage-backed securities          14,715        11,130
 Interest and dividends on investments            3,496         3,261
                                             ----------    ----------
   Total interest income                         76,097        69,726
                                             ----------    ----------
Interest expense:
 Interest on deposits                            27,168        25,987
 Interest on borrowings                          25,784        27,518
                                             ----------    ----------
   Total interest expense                        52,952        53,505
                                             ----------    ----------

Net interest income                              23,145        16,221
Provision for loan losses                         9,000         3,000
                                             ----------    ----------
Net interest income (loss)
   after provision for losses                    14,145        13,221
                                             ----------    ----------
Other income:
 Loan and other fees                              1,629         1,591
 Gain (loss) on sale of loans and
   mortgage-backed securities                       124          (165)
 Real estate operations, net                        796           706
 Other operating income                             724           630
                                             ----------    ----------
   Total other income                             3,273         2,762
                                             ----------    ----------

Non-interest expense                             11,466        11,677
                                             ----------    ----------

Earnings before income taxes                      5,952         4,306
Income tax provision                              2,584         1,949
                                             ----------    ----------
Net earnings                                 $    3,368    $    2,357
                                             ==========    ==========

Earnings per share                           $     0.32    $     0.22
                                             ==========    ==========
Weighted average shares outstanding
for earnings per share calculation           10,674,779    10,632,586
                                             ==========    ==========

  See accompanying notes to consolidated financial statements.



             FirstFed Financial Corp. and Subsidiary
              Consolidated Statements of Cash Flows
                     (Dollars in thousands)
                                                           Three Months Ended
                                                                March 31,
                                                        --------------------------
                                                           1996             1995
                                                        ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                            $   3,368        $   2,357
Adjustments to reconcile net earnings
  to net cash provided by operating activities:
 Net change in loans-held-for-sale                          2,083           (2,124)
 Provision for loan losses                                  9,000            3,000
 Valuation adjustments on real estate sold
                                                             (152)          (1,144)
 Amortization of fees and discounts                          (765)             (74)
 Increase in negative amortization                         (1,255)            (785)
 Decrease (increase) in taxes payable                       2,583            1,948
 (Increase) decrease  in interest  and
   dividends receivable                                       589           (1,807)
 Increase (decrease) in interest payable                    1,723           (3,314)
 Other                                                     (5,423)             (25)
                                                        ---------        ---------
 Total adjustments                                          8,383           (4,325)
                                                        ---------        ---------
 Net cash provided by (used in) operating activities
                                                           11,751           (1,968)
                                                        ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Loans made to customers net of principal
   collection on loans                                     20,356          (85,394)
 Loans purchased                                                -              (30)
 Loans repurchased                                         (7,297)          (6,342)
 Proceeds from sales of real estate                        20,000           12,401
 Proceeds from maturities and principal payments
   on investment  securities                               19,980            4,015
 Principal reduction of mortgage-backed securities         25,930           13,458
 Purchase of investment securities                              -           (5,100)
 Net change in mark to market adjustment
   for investment securities                               (4,409)               -
 Other                                                     (1,652)           3,597
                                                        ---------        ---------
 Net cash provided by (used in) investing activities       72,908          (63,395)
                                                        ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:

 Net increase (decrease) in savings deposits
                                                           51,607           (1,429)
 Net increase  (decrease) in short term borrowings
                                                          (18,761)          95,533
 Repayment of long term borrowings                         (5,000)         (40,500)
 Other                                                       (857)             (22)
                                                        ---------        ---------
 Net cash provided by financing activities                 26,989           53,582
                                                        ---------        ---------
 Net increase (decrease) in cash and cash equivalents     111,648          (11,781)
 Cash and cash equivalents at beginning of period          36,878           35,853
                                                        ---------        ---------
 Cash and cash equivalents at end of period             $ 148,526        $  24,072
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

2-. Earnings (loss) per share were computed by dividing net earnings or loss by the weighted average number of shares of common stock outstanding for the period, plus the effect of stock options, if dilutive. Weighted average shares outstanding for the earnings per share calculation were 10,674,779 for the three months ended March 31, 1996 and 10,632,586 for the three months ended March 31, 1995.

3-.    For  purposes of reporting cash flows on the "Consolidated
Statement of Cash Flows", cash and cash equivalents include cash, overnight investments and securities purchased under agreements to resell which mature within 90 days or less.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Financial Condition

At March 31, 1996, FirstFed Financial Corp. (the "Company"), holding company for First Federal Bank of California and its subsidiaries (the "Bank"), had consolidated assets totaling $4.2 billion, compared to $4.1 billion at December 31, 1995 and $4.2 billion at March 31, 1995. The increase in assets from December 31, 1995 to March 31, 1996 was due to growth in cash and liquid investments which resulted from deposit inflows and principal reductions on loans and mortgage-backed securities.

The economic recession which has affected Southern California since 1990 began to improve in 1995 and has continued into 1996. According to the UCLA Business Forecast for California, March, 1996 Report (the "UCLA Report"), the California economy is showing signs of recovery due primarily to growth in jobs, personal income and taxable sales. However, the Southern California real estate market remains weak. Although statewide sales of existing single family homes have improved in recent months, sales prices have continued to decline. The California Association of Realtors recently reported that statewide existing home sales in January were up 17% from the same month in 1995 but that statewide sales prices dropped 1.6% during the same period. The authors of the UCLA Report believe that California real estate values are getting close to the bottom and that sales prices will soon join in the state's recovery.

For the first three months of 1996, loan charge-offs were $8 million compared to $11 million for the first three months of
1995. Charge-offs during 1996 and 1995 were due primarily to continued foreclosures and losses on multi-family loans. The ratio of non-performing assets to total assets was 2.56% as of March 31, 1996, compared to 2.33% at December 31, 1995 and 2.49% at March 31, 1995. Real estate acquired by foreclosure at March 31, 1996 increased 31% from the December 31, 1995 level and 69% from the March 31, 1995 level. (See "Non-performing Assets" for further discussion.)

The Bank's general valuation allowances were $46 million at March 31, 1996 compared to $43 million at December 31, 1995 and $41 million at March 31, 1995. The Bank also maintains valuation allowances for impaired loans which totaled $24 million at March 31, 1996 compared to $26 million at December 31, 1995 and $30 million at March 31, 1995.

The Bank's portfolio of loans, including mortgage-backed securities, at March 31, 1996 totaled $3.8 billion, compared to $3.9 billion at December 31, 1995 and $4.0 billion at March 31, 1995. The decline in the loan portfolio over the last year is due to principal reductions on loans and mortgage-backed securities exceeding loan originations. Loan originations decreased by 57% in the first three months of 1996 compared to the first three months of 1995. Due to lower interest rates available during the first quarter of 1996, borrowers preferred fixed rate loans to adjustable rate mortgages. The Bank primarily focuses on the origination of adjustable rate mortgages. The level of loan originations has also been impacted by the Bank's decision to limit multi-family lending. Due to inadequate market pricing for the risks and costs associated with multi-family lending, since 1994, the Bank has originated multi-family loans primarily to finance the sale of its real estate owned.

In mid-1995, the Bank formed FirstFed Mortgage Services ("FFMS"), a division through which it engages in mortgage origination and mortgage brokering activities. Through FFMS, loans which the Bank cannot originate either for its portfolio or for sale in the secondary market are marketed to a variety of other lenders. If a loan brokered by FFMS is funded by another lender, FFMS receives fee income for its mortgage brokerage activities. To date, income from brokered loan originations by FFMS has not been significant.

The following table shows the components of the Bank's portfolio of loans and mortgage-backed securities by collateral type for the periods indicated:

                                              March 31,     December 31,      March 31,
                                                1996            1995            1995
                                            -----------     -----------     -----------
                                                      (Dollars in thousands)
REAL ESTATE LOANS:
 First trust deed residential loans:
  One unit                                  $ 1,196,701     $ 1,217,848     $ 1,234,351
  Two to four units                             344,867         350,553         356,450
  Five or more units                          1,320,392       1,334,570       1,352,747
                                            -----------     -----------     -----------
    Residential loans                         2,861,960       2,902,971       2,943,548

OTHER REAL ESTATE LOANS:
  Commercial and industrial                     216,415         220,494         239,899
  Second trust deeds                             18,712          19,416          19,840
  Other                                           3,038           3,206           4,891
                                            -----------     -----------     -----------
    Real estate loans                         3,100,125       3,146,087       3,208,178
NON-REAL ESTATE LOANS:
  Manufactured housing                            1,853           1,938           2,284
  Deposit accounts                                1,140           1,104           1,384
  Consumer                                          292             359             130
                                            -----------     -----------     -----------
    Loans receivable                          3,103,410       3,149,488       3,211,976
LESS:
  General valuation allowances-
       loan portfolio                            46,152          42,876          41,193
  Valuation allowances - impaired loans          23,936          26,101          29,956
  Unrealized loan fees                           21,980          20,731          24,561
                                            -----------     -----------     -----------
    Net loans receivable                      3,011,342       3,059,780       3,116,266
FHLMC AND FNMA MORTGAGE-
  BACKED SECURITIES:
  Secured by single family dwellings            783,212         810,980         815,864
  Secured by multi-family dwellings              23,229          24,468          26,702
                                            -----------     -----------     -----------
    Mortgage-backed securities                  806,441         835,448         842,566
                                            -----------     -----------     -----------
      TOTAL                                 $ 3,817,783     $ 3,895,228     $ 3,958,832
                                            ===========     ===========     ===========

Because the Bank structures mortgage-backed securities with loans from its own portfolio, mortgage-backed securities generally have the same experience with respect to prepayment, repayment, delinquencies and other factors as the remainder of the Bank's loan portfolio.

In accordance with a Special Report issued by the Financial Accounting Standards Board in November of 1995 to assist in the implementation and understanding of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115"), the Bank reclassified its entire portfolio of mortgage-backed securities to the available-for-sale category from the held-to-maturity category. In accordance with SFAS No. 115, the mortgage-backed securities portfolio was recorded at fair value as of March 31, 1996. A positive fair value adjustment of $556 thousand, net of taxes, was reflected in stockholders' equity as of March 31, 1996. This represents a $4.3 million decrease from $4.9 million as of December 31, 1995.

The Bank also reclassified its investment securities portfolio to the available-for-sale category from the held for sale category. A negative fair value adjustment of $389 thousand, net of taxes, was reflected in stockholders' equity as of March 31, 1996. This represents a $67 thousand decrease from $322 thousand as of December 31, 1995.

The one year GAP ratio (the difference between rate-sensitive assets and liabilities repricing within one year or less as a percentage of total assets) was a positive $308 million or 7.39% at the end of the first quarter of 1996. In comparison, the one year GAP ratio was a positive $348 million or 8.40% of total assets as of December 31, 1995 and a positive $481 million or 11.45% as of March 31, 1995. The positive one year GAP decreased during the first three months of 1996 due to the growth in short term certificates of deposit.

Since over 95% of the Bank's loans adjust based upon monthly changes in the Eleventh District Cost of Funds Index ("COFI Index"), the Bank's one year GAP position varies primarily based upon the remaining terms of its savings and borrowings. The longer the term of the Bank's liabilities, the more positive the one year GAP.

A positive GAP normally benefits a financial institution in times of increasing interest rates. However, the Bank's net interest income typically declines during periods of increasing interest rates because of the three month time lag before changes in the COFI Index can be implemented with respect to the Bank's loans. In order to diversify its loan portfolio, beginning in 1995, the Bank started originating adjustable rate loans based upon the one month London Interbank Overseas Rate ("LIBOR"). To date, LIBOR-based adjustable rate loans have not represented a significant percentage of loan originations.

The increase in deposits to $2.3 billion at March 31, 1996 from $2.2 billion at December 31, 1995 resulted from increased promotional efforts at the Bank's retail branches and the acquisition of deposits from national brokerage firms. Borrowings decreased to $1.6 billion as of March 31, 1996, from $1.7 billion as of December 31, 1995 due to decreased cash flow requirements resulting from deposit inflows and loan payoffs.

The Bank's capital as of March 31, 1996 exceeded the minimum amounts required by its primary regulatory agency, the Office of Thrift Supervision ("OTS"). The Bank was required to maintain tangible capital of at least 1.5% of adjusted total assets, core capital of at least 3% of adjusted total assets, and risk-based capital of at least 8% of risk-weighted assets. The Bank's core and tangible capital ratios were both 5.6% and the risk-based capital ratio was 11.0% at March 31, 1996. These ratios meet the OTS' requirements necessary to be deemed well capitalized.

Results of Operations

The Company reported consolidated net earnings of $3.4 million for the first quarter of 1996 compared to net earnings of $2.4 million for the first quarter of 1995. The improved earnings resulted primarily from a 43% increase in net interest income, offset by a $6 million increase in the loan loss provision. Due to continued concerns about the credit quality of multi-family real estate in Southern California and to increase the level of the Bank's valuation allowances, $9 million was provided for loan losses in the first quarter of 1996 compared to $3 million in the first quarter of 1995.

Multi-family property values have continued to decline due to increased vacancies and lower rents. Upon foreclosure, or when a loan becomes a non-accrual loan, the properties securing the loans are recorded at fair value less the estimated costs to sell. Multi-family loans comprised 34% of loans and mortgage-backed securities as of March 31, 1996.

For the first three months of 1996, loan charge-offs, net of recoveries, were $8 million compared to $11 million for the first three months of 1995. The lower charge-off levels in 1996 resulted primarily from fewer valuation allowances established on multi-family loans compared to the first quarter of 1995. (See "Non-performing Assets" for further discussion.)

Management is unable to predict future levels of loan loss provisions. Among other things, future loan loss provisions are based on the level of loan charge-offs, foreclosure activity, and management's perceptions of the severity and duration of the economic recession in Southern California.

Listed below is a summary of the activity in the general valuation allowance and the valuation allowance for impaired loans for the Bank's loan portfolio during the periods indicated:

                                             Three Months Ended March 31, 1996
                                            ------------------------------------
                                             General      Impaired
                                            Valuation    Valuation
                                            Allowances   Allowances      Total
                                            ----------   ----------    ---------
                                                    (Dollars in thousands)
Beginning general valuation allowances       $  42,876    $  26,101    $  68,977
Provision for loan losses                        4,552        4,448        9,000
Charge-offs, net of recoveries:
  Single family                                 (2,201)        (165)      (2,366)
  Multi-family                                     729       (6,448)      (5,719)
  Commercial                                       226            -          226
  Non-real estate                                  (30)           -          (30)
                                             ---------    ---------    ---------
Total charge-offs                               (1,276)      (6,613)      (7,889)
                                             ---------    ---------    ---------
Ending general valuation allowances          $  46,152    $  23,936    $  70,088
                                             =========    =========    =========


                                              Three Months Ended March 31, 1995
                                             -----------------------------------
                                              General     Impaired
                                             Valuation    Valuation
                                             Allowances   Allowances     Total
                                             ----------   ----------   ---------
                                                    (Dollars in thousands)
Beginning general valuation allowances       $  55,353    $  23,887    $  79,240
Provision for loan losses                       (8,018)      11,018        3,000
Charge-offs, net of recoveries:
  Single family                                 (2,260)          (1)      (2,261)
  Multi-family                                  (3,540)      (3,622)      (7,162)
  Commercial                                       161       (1,326)      (1,165)
                                             ---------    ---------    ---------
Total charge-offs                               (5,639)      (4,949)     (10,588)
Transfers to liability account for
 loans sold with recourse                         (503)           -         (503)
                                             ---------    ---------    ---------
Ending general valuation allowances          $  41,193    $  29,956    $  71,149
                                             =========    =========    =========

The Bank also maintains a valuation allowance for loans sold with recourse, recorded as a liability. This allowance was 3.64% of loans sold with recourse as of March 31, 1996, compared to 3.65% as of December 31, 1995 and 3.13% as of March 31, 1995. The balance of loans sold with recourse totaled $242 million, $248 million and $270 million as of March 31, 1996, December 31, 1995 and March 31, 1995, respectively. The Bank has not entered into any new recourse arrangements since 1989. Listed below is a summary of the activity in the valuation allowance for loans sold with recourse during the periods indicated:

                                        Three Months Ended March 31,
                                        ----------------------------
                                             1996          1995
                                        ------------    ------------
                                           (Dollars in thousands)
Beginning recourse valuation allowances     $  9,050    $  7,948
  Charge-offs                                   (259)          -
  Transfers from valuation allowance               -         503
                                            --------    --------
Ending recourse valuation allowances        $  8,791    $  8,451
                                            ========    ========

The Company's interest rate margin increased to 2.09% in the first quarter of 1996 from 1.36% for the same period of last year. The Eleventh District Cost of Funds Index (on a lagged basis) determines the yield on over 95% of the Bank's loan portfolio and was 0.72% higher during the first three months of 1996 compared to the same period of 1995. However, the Bank's cost of funds was relatively unchanged between the two periods.

The following table sets forth: (i) the average daily dollar amounts of and average yields earned on loans, mortgage-backed securities and investment securities, (ii) the average daily dollar amounts of and average rates paid on savings and borrowings, (iii) the average daily dollar differences, (iv) the interest rate spreads, and (v) the effective net spreads for the periods indicated.


                                                   During the Three Months Ended March 31,
                                    ------------------------------------------------------------------
                                                  1996                                 1995
                                    -------------------------------    -------------------------------
                                                            Average                            Average
                                     Average                 Yield/     Average                 Yield/
                                     Balance     Interest     Rate      Balance      Interest    Rate
                                    ----------   --------    ------    ----------    --------   ------
                                                          (Dollars in thousands)
Loans and mortgage-backed
  securities                        $3,852,566   $ 72,601     7.54%    $3,918,794    $ 66,465    6.78%
Investment securities                  181,653      2,501     5.47        173,897       2,378    5.47
                                    ----------   --------              ----------    --------
Interest-earning assets              4,034,219     75,102     7.45      4,092,691      68,843    6.73
Other items (1)                                       995                                 883
                                                 --------                            --------
Total interest income                              76,097                              69,726

Average dollar amount of and
  average rate paid on:
Deposits                             2,246,137     27,168     4.87      2,269,302      25,987    4.65
Borrowings                           1,714,861     25,784     6.01      1,760,333      27,518    6.30
                                    ----------   --------              ----------    --------
Interest-bearing liabilities         3,960,998     52,952     5.36      4,029,635      53,505    5.37

Average dollar difference between
  interest-earning assets and       ----------                         ----------
  interest-bearing liabilities      $   73,221                         $   63,056
Net interest income/                ==========                         ==========
                                                 --------     ----                   --------    ----
 Interest rate spread                            $ 23,145     2.09%                  $ 16,221    1.36%
                                                 ========     ====                   ========    ====
Effective net spread (2)                                      2.18%                              1.44%
                                                              ====                               ====

- -----------------------------------
(1)  Includes Federal Home Loan Bank Stock and other miscellaneous items.
(2) The effective net spread is a fraction, the denominator of which is the average dollar amount of interest-earning assets, and the numerator of which is net interest income (excluding stock dividends and miscellaneous interest income).

Real estate operations produced net gains of $796 thousand and $706 thousand for the first quarter of 1996 and 1995, respectively. Gains result primarily from the recovery of excess valuation allowances associated with foreclosed properties sold.

A net gain on sale of loans of $124 thousand and a net loss of $165 thousand were recognized for the first quarter of 1996 and 1995, respectively. The gain on sale of loans during the first quarter of 1996 was primarily the result of deferred fees recognized on loans sold. The volume of loans sold during the first quarter of 1996 and 1995 was $19 million and $50 thousand, respectively.

Total non-interest expense decreased by 2% during the first quarter of 1996 compared to the prior year period. The expense-to-assets ratio was 1.10% of average assets for the first quarter of 1996, down from 1.12% for the same quarter of last year. Management maintains ongoing programs to monitor the level of non-interest expense incurred by the Company.


Non-accrual, Past Due, Modified  and Restructured Loans

The Bank accrues interest earned but uncollected for every loan without regard to its contractual delinquency status but establishes a specific interest allowance for each loan which becomes 90 days or more past due or is in foreclosure. Loans on which delinquent interest allowances had been established (non-accrual loans) totaled $98 million at March 31, 1996 compared to $99 million at December 31, 1995 and $114 million at March 31, 1995.

The amount of interest that has been reserved for loans 90 days or more delinquent or in foreclosure was $5 million at March 31, 1996, $6 million at December 31, 1995 and $6 million at March 31,
1995.

The Bank has debt restructurings which result from temporary modifications of principal and interest payments. Under these arrangements, loan terms are typically reduced to no less than a monthly interest payment required under the note. Any loss of revenues under the modified terms would be immaterial to the Bank. Generally, if the borrower is unable to return to scheduled principal and interest payments at the end of the modification period, foreclosure proceedings are initiated. As of March 31, 1996, the Bank had modified loans totaling $12 million, net of loan loss allowances totaling $5 million. No modified loans were 90 days or more delinquent as of March 31, 1996.

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

The following is a summary of impaired loans, net of valuation allowances for impairment, for the periods indicated:


                             March 31,   December 31,     March 31,
                               1996          1995           1995
                             --------      --------       --------
                                  (Dollars in thousands)
Non-accrual loans            $ 29,895      $ 34,503       $ 39,730
Modified loans                 11,274        16,573         39,034
Other impaired loans           37,076        35,333         26,091
                             --------      --------       --------
                             $ 78,245      $ 86,409       $104,855
                             ========      ========       ========

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


                             March 31,    December 31,   March 31,
                               1996          1995           1995
                             --------      --------       --------
                                    (Dollars in thousands)
Fair value method            $ 59,753      $ 70,414       $ 94,150
Present value method           18,492        15,995         10,705
                             --------      --------       --------
Total impaired loans         $ 78,245      $ 86,409       $104,855
                             ========      ========       ========

Impaired loans for which there were no valuation allowances established totaled $4 million, $9 million and $9 million as of March 31, 1996, December 31, 1995, and March 31, 1995,
respectively. See "Results of Operations" for an analysis of activity in the valuation allowance for impaired loans.

The table below shows the Bank's net investment in non-performing loans determined to be impaired, by property type, as of the periods indicated:

                             March 31,   December 31,    March 31,
                               1996          1995           1995
                             --------      --------       --------
                                   (Dollars in thousands)
Single family                $    825      $  1,677       $  5,453
Multi-family                   25,540        32,826         24,971
Commercial                      3,530             -          9,306
                             --------      --------       --------
                             $ 29,895      $ 34,503       $ 39,730
                             ========      ========       ========

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

Listed below is additional information concerning the Bank's impaired loans for the periods indicated:

                                     March 31,     December 31,    March 31,
                                        1996           1995           1995
                                     ---------      ----------     ---------
                                           (Dollars in thousands)
Average recorded investment          $  77,435      $  83,307      $ 105,204
Interest income recognized:
  Accrual method of accounting       $      (8)     $       -      $      13
  Cash basis method of accounting    $   1,172      $   1,311      $   1,426


Asset Quality


The following table sets forth certain asset quality ratios of the Bank at the periods indicated:


                                    March 31,   December 31,    March 31,
                                      1996          1995          1995
                                    --------      --------      --------
Non-Performing Loans to
 Loans Receivable (1)                 2.61%         2.44%         2.78%

Non-Performing Assets to
 Total Assets (2)                     2.56%         2.33%         2.49%

Loan Loss Allowances to
 Non-Performing Loans (3)            64.66%        65.62%        57.55%

General Loss Allowances to
 Assets with Loss Exposure (4)        1.48%         1.35%         1.27%

General Loss Allowances to
 Total Assets with Loss
  Exposure (5)                        1.63%         1.52%         1.41%

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

(5) The Bank's general valuation allowances, including general valuation allowances for loans sold with full or limited recourse. Assets with loss exposure include the Bank's portfolio plus loans sold with recourse, but exclude mortgage-backed securities.

Non-performing Assets



The Bank defines non-performing assets as loans delinquent over 90 days (non-accrual loans), loans in foreclosure and real estate acquired by foreclosure (real estate owned). An analysis of non-performing assets as of the periods indicated follows:



                                March 31,    December 31,   March 31,
                                  1996          1995          1995
                                --------      --------      --------
                                      (Dollars in thousands)
Real estate owned:
Single family                   $  9,112      $  7,252      $  5,421
Multi-family                      13,797         9,827         9,598
Commercial                         2,806         2,544           319
Other                                177            78             -
                                --------      --------      --------
 Total real estate owned          25,892        19,701        15,338
                                --------      --------      --------
Non-accrual loans:
Single family                     26,248        25,991        22,410
Multi-family                      65,661        69,579        73,916
Commercial                         6,278         3,313        16,976
Other                                223           220           246
Less:
   Valuation allowances (1)      (17,482)      (22,159)      (24,154)
                                --------      --------      --------
 Total non-performing loans       80,928        76,944        89,394
                                --------      --------      --------
Total non-performing assets     $106,820      $ 96,645      $104,732
                                ========      ========      ========

- ------------------------------------


  (1) Includes valuation allowances for impaired loans and loss allowances on other non-performing loans requiring fair value adjustments.


Real estate acquired by foreclosure at March 31, 1996 increased 31% compared to December 31, 1995 and 69% compared to March 31, 1995. Real estate owned increased compared to the previous quarter and the same period of last year due to higher foreclosures on both single family and multi-family loans. Management continues to dedicate significant attention to the quick resolution and disposition of foreclosed properties. Sales of foreclosed real estate totaled $20 million and $12 million during the first quarter of 1996 and 1995, respectively.

Non-accrual loans, net of valuation allowances, increased 5% compared to the level at December 31, 1995 and decreased 9% compared to the March 31, 1995 level. The increase since December 31, 1995 is due to lower valuation allowances on multi-family loans. The decrease since the first quarter of 1995 was due to a decline in multi-family and commercial non-accrual loans.

Sources of Funds

External sources of funds include savings deposits from several sources, advances from the Federal Home Loan Bank of San
Francisco ("FHLB"), securitized borrowings and unsecured term funds.

Savings deposits are accepted from retail savings branches, the telemarketing department, and national deposit brokers.
Excluding $19 million in interest credits during the first quarter of 1996, total savings deposits increased by $33 million during the first three months of 1996.

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

Deposits accepted by retail savings branches increased by $11 million during the first three months of 1996. The Bank has increased its promotional efforts at retail branches in order to counter increased competition for customer deposits in Southern California. Retail deposits comprised 66% of total savings deposits as of March 31, 1996.

Telemarketing deposits decreased by $25 million during the first three months of 1996. These deposits are normally large deposits from pension plans, managed trusts and other financial institutions. These deposit levels fluctuate based on the attractiveness of the Bank's rates compared to rates available to investors on alternative investments. Telemarketing deposits comprised 10% of total deposits at March 31, 1996.

Deposits  acquired  from   national  brokerage  firms  ("brokered
deposits") increased by $47 million during the first three months of 1996. The Bank has used brokered deposits for over 10 years and considers these deposits a stable source of funds. Because the Bank has sufficient capital to be deemed "well-capitalized" under the standards established by the Office of Thrift Supervision, it may solicit brokered funds without special regulatory approval. At March 31, 1996, brokered deposits comprised 24% of total deposits.

Total borrowings decreased by $24 million during the first three months of 1996 due to net payoffs of $18 million in borrowings under reverse repurchase agreements and $26 million in advances from the FHLB, offset by $20 million in additional unsecured term funds.

Internal sources of funds include both principal payments and payoffs on loans and mortgage-backed securities, loan sales, and positive cash flows from operations. Principal payments include amortized principal and prepayments which are a function of real estate activity and the general level of interest rates.

Total principal payments were $48 million for the first quarter of 1996. This compares with principal payments of $39 million for the first quarter of 1995.

Loan sales increased to $19 million for the first quarter of 1996 compared with loan sales of $50 thousand for the first quarter of 1995 due to an increase in the amount of saleable product originated.

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



       b)     Reports on Form 8-K

              No reports on Form 8-K were filed during the period ended March 31, 1996.

                           SIGNATURES

Pursuant  to the requirements of the Securities  Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                FIRSTFED FINANCIAL CORP.
                                 Registrant

                                Date:    May 15, 1996


                                By  /s/ WILLIAM MORTENSEN
                                   ------------------------
                                   William S. Mortensen
                                   Chairman of the Board
                                     and Chief Executive Officer



                                By  /s/ JAMES GIRALDIN
                                   ------------------------
                                   James P. Giraldin
                                   Chief Financial Officer and
                                     Executive Vice President