Form 10-Q
period 1996-06-30
FIRSTFED FINANCIAL CORP
filed 1996-08-14
CIK 810536

=====================================================================

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
              For the Quarter Ended June 30, 1996
                               OR
          TRANSITION REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


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

                             Yes      x           No
                                    _____              -----



As of August 1, 1996, 10,508,897 shares of the Registrant's $.01 par value common stock were outstanding.

=====================================================================

                           FirstFed Financial Corp.
                                    Index


                                                                         Page
                                                                         ----
Part I.    Financial Information
           Item 1. Financial Statements

                   Consolidated Statements of Financial Condition           3
                   as of June 30, 1996, December 31, 1995
                   and June 30, 1995

                   Consolidated Statements of Operations for the three      4
                   months and six months ended June 30, 1996 and 1995

                   Consolidated Statements of Cash Flows for the six        5
                   months ended June 30, 1996 and 1995

                   Notes to Consolidated Financial Statements               6

           Item 2. Management's Discussion and Analysis of Financial        7
                   Condition and Results of Operations

Part II.   Other Information (omitted items are inapplicable)              18

           Item 4. Submission of Matters to a Vote of Securities Holders
           Item 6. Exhibits and Reports on Form 8-K

Signatures                                                                 19



             FirstFed Financial Corp. and Subsidiary
         Consolidated Statements of Financial Condition
         (Dollars in thousands, except  per share data)

                                                     June 30,       December 31,      June 30,
                                                       1996            1995             1995
                                                    ----------      -----------      -----------
Assets
Cash and cash equivalents                           $   79,650       $   36,878       $   70,669
Investment securities, available-for-sale
 (at fair value)                                       120,776           76,184                -
Investment securities, held-to-maturity
 (fair value of $88,470)                                     -                -           89,882
Mortgage-backed securities, available-for-sale
 (at fair value)                                       765,555          835,448                -
Mortgage-backed securities, held-to-maturity
 (fair value of $863,035)                                    -                -          858,716
Loans receivable, held-for-sale (fair value of
 $2,929, $7,464, and $33,909)                            2,926            7,377           33,790
Loans receivable, net                                3,000,483        3,052,403        3,079,538
Accrued interest and dividends receivable               28,196           28,620           28,473
Real estate                                             20,548           19,821           15,377
Office properties and equipment, net                     8,940            8,686            8,863
Investment in Federal Home Loan Bank
 (FHLB) stock, at cost                                  60,518           58,935           57,484
Other assets                                            17,262           15,385           20,419
                                                    ----------       ----------       ----------
                                                    $4,104,854       $4,139,737       $4,263,211
                                                    ==========       ==========       ==========
Liabilities

Deposits                                            $2,158,268       $2,205,036       $2,282,287
FHLB advances and other borrowings                   1,020,875          942,300          994,600
Securities sold under agreements to repurchase         679,006          724,643          744,797
Accrued expenses and other liabilities                  57,939           71,467           53,134
                                                    ----------       ----------       ----------
                                                     3,916,088        3,943,446        4,074,818
                                                    ----------       ----------       ----------
Commitments and Contingent Liabilities

Stockholders' Equity

Common stock, par value $.01 per share;
 authorized 25,000,000 shares; issued 11,432,417
 11,410,922, and 11,403,765 shares, outstanding
 10,508,897, 10,614,402, and 10,607,245 shares             114              114              114
Additional paid-in capital                              28,430           28,212           28,141
Retained earnings - substantially  restricted          182,489          175,721          172,889
Loan to employee stock ownership plan                   (2,566)          (2,500)          (2,919)
Treasury stock, at cost,
 923,520, 796,520,  and 796,520 shares                 (11,885)          (9,832)          (9,832)
Unrealized gain (loss) on securities
  available-for-sale, net of taxes                      (7,816)           4,576                -
                                                    ----------       ----------       ----------
                                                       188,766          196,291          188,393
                                                    ----------       ----------       ----------
                                                    $4,104,854       $4,139,737       $4,263,211
                                                    ==========       ==========       ==========


                 See accompanying notes to consolidated financial statements.


             FirstFed Financial Corp. and Subsidiary
              Consolidated Statements of Operations
         (Dollars in thousands, except  per share data)



                                                      Three  Months  Ended              Six  Months  Ended
                                                             June 30,                        June 30,
                                                    --------------------------      --------------------------
                                                       1996            1995            1996            1995
                                                    ----------      ----------      ----------      ----------
Interest income:
  Interest on loans                                 $   56,564      $   57,971      $  114,450      $  113,306
  Interest on mortgage-backed securities                13,850          14,991          28,565          26,121
  Interest and dividends on investments                  3,339           3,380           6,835           6,641
                                                    ----------      ----------      ----------      ----------
       Total interest income                            73,753          76,342         149,850         146,068

Interest expense:
  Interest on deposits                                  26,245          28,362          53,413          54,349
  Interest on borrowings                                24,033          29,377          49,817          56,895
                                                    ----------      ----------      ----------      ----------
       Total interest expense                           50,278          57,739         103,230         111,244
                                                    ----------      ----------      ----------      ----------

Net interest income                                     23,475          18,603          46,620          34,824
Provision for loan losses                                9,000           8,203          18,000          11,203
                                                    ----------      ----------      ----------      ----------
Net interest income
  after provision for loan losses                       14,475          10,400          28,620          23,621
                                                    ----------      ----------      ----------      ----------
Other income:
  Loan and other fees                                    1,641           1,719           3,270           3,310
  Gain on sale of  loans and
    mortgage-backed securities                              73             426             197             261
  Real estate operations, net                              452             621           1,248           1,327
  Other operating income                                   657             485           1,381           1,115
                                                    ----------      ----------      ----------      ----------
       Total other income                                2,823           3,251           6,096           6,013
                                                    ----------      ----------      ----------      ----------

Non-interest expense                                    11,287          11,205          22,753          22,882
                                                    ----------      ----------      ----------      ----------

Earnings before income taxes                             6,011           2,446          11,963           6,752
Income tax provision                                     2,611           1,100           5,195           3,049
                                                    ----------      ----------      ----------      ----------
Net earnings                                        $    3,400      $    1,346      $    6,768      $    3,703
                                                    ==========      ==========      ==========      ==========

Earnings per share                                  $     0.32      $     0.13      $     0.64      $     0.35
                                                    ==========      ==========      ==========      ==========
Weighted average shares outstanding
for earnings per share calculation                  10,618,472      10,679,934      10,636,757      10,663,524
                                                    ==========      ==========      ==========      ==========






                 See accompanying notes to consolidated financial statements.

             FirstFed Financial Corp. and Subsidiary
              Consolidated Statements of Cash Flows
                     (Dollars in thousands)


                                                            Six Months Ended
                                                                 June 30,
                                                         -------------------------
                                                            1996            1995
                                                         ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                             $   6,768       $   3,703
Adjustments to reconcile net earnings
to net cash provided by operating activities:
  Net change in loans-held-for-sale                          4,451          (3,391)
  Provision for loan losses                                 18,000          11,203
  Valuation adjustments on real estate sold                   (768)           (837)
  Amortization of fees and discounts                          (662)           (411)
  Increase in negative amortization                         (2,257)         (4,959)
  Increase  in taxes payable                                 5,195           3,049
  (Increase) decrease  in interest and
   dividends receivable                                        424          (1,226)
  Decrease in interest payable                              (6,289)         (5,827)
  Other                                                     (2,479)           (917)
                                                         ---------       ---------
  Total adjustments                                         15,615          (3,316)
                                                         ---------       ---------
   Net cash provided by operating activities                22,383             387
                                                         ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Loans made to customers net of principal
    collection on loans                                      1,142        (122,531)
  Loans repurchased                                         (9,479)        (13,662)
  Proceeds from sales of real estate                        41,181          31,729
  Proceeds from maturities and principal payments
    on investment  securities                               34,123           7,237
  Principal reductions on mortgage-backed securities        49,085          22,321
  Purchase of investment securities                        (79,405)        (13,095)
  Treasury stock purchases                                  (2,053)              -
  Other                                                      2,578           2,291
                                                         ---------       ---------
   Net cash provided by (used in) investing activities      37,172         (85,710)
                                                         ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Net decrease in savings deposits                         (46,768)        (16,627)
  Net increase  in short term borrowings                    41,938         375,076
  Repayment of long term borrowings                         (9,000)       (240,500)
  Other                                                     (2,953)          2,190
                                                         ---------       ---------
   Net cash provided by (used in) financing activities     (16,783)        120,139
                                                         ---------       ---------
  Net increase in cash and cash equivalents                 42,772          34,816
  Cash and cash equivalents at beginning of period          36,878          35,853
                                                         ---------       ---------
  Cash and cash equivalents at end of period             $  79,650       $  70,669
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

2. Earnings per share were computed by dividing net earnings by the weighted average number of shares of common stock outstanding for the period, plus the effect of stock options, if dilutive. Weighted average shares outstanding for the earnings per share calculation were 10,618,472 for the three months ended June 30, 1996 and 10,679,934 for the three months ended June 30, 1995. Weighted average shares outstanding for the earnings per share calculation were 10,636,757 for the six months ended June 30, 1996 and 10,663,524 for the six months ended June 30, 1995.


3. For purposes of reporting cash flows on the "Consolidated Statement of Cash Flows", cash and cash equivalents include cash, overnight investments and securities purchased under agreements to resell which mature within 90 days of the date of purchase.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Financial Condition

At June 30, 1996, FirstFed Financial Corp. (the "Company"), holding company for First Federal Bank of California and its subsidiaries (the "Bank"), had consolidated assets totaling $4.1 billion, compared to $4.1 billion at December 31, 1995 and $4.3 billion at June 30, 1995.

The Bank's primary market area is Southern California. For the last two years Southern California has been in the process of recovering from an economic recession which began in the early 1990s. Despite the fact that the region has shown strong gains in retail spending, consumer confidence and employment since 1993, the real estate market remains weakened by lower sales prices. According to the UCLA Business Forecast for California, June, 1996 Report (the "UCLA Report"), a greater than expected outflow of people from California during the period from 1993 to 1995 may have affected demand and may explain why the housing market has taken so long to recover. According to the UCLA Report, first quarter home prices in Los Angeles County were 3% lower than one year ago and 1.6% below the fourth quarter of 1995. The UCLA Report also expresses concern that further reductions in home prices could trigger a new wave of mortgage loan defaults due to negative or very low equity in homes bought in the early 1990s.

The Bank's asset quality continues to be impacted by the uncertainty and weakness in the Southern California real estate market. The ratio of non-performing assets to total assets was 2.52% as of June 30, 1996, compared to 2.33% at December 31, 1995 and 1.99% at June 30, 1995. Real estate acquired through foreclosure at June 30, 1996 increased 7% from the December 31, 1995 level and 39% from the June 30, 1995 level. Non-performing loans, net of valuation allowances, increased 7% from the December 31, 1995 level and 18% from the June 30, 1995 level. (See "Non-performing Assets" for further discussion.)

For the second quarter of 1996, loan charge-offs, net of recoveries, were $9.7 million compared to $10.1 for the second quarter of 1995. For the first six months of 1996, loan charge-offs, net of recoveries, were $17.9 million compared to $20.7 million for the first six months of 1995. Charge-offs during 1996 and 1995 were due primarily to losses on multi-family loans.

The Bank's general valuation allowances were $49 million at June 30, 1996 compared to $43 million at December 31, 1995 and $41 million at June 30, 1995. The Bank also maintains valuation allowances for impaired loans which totaled $21 million at June 30, 1996, $26 million at December 31, 1995 and $28 million at June 30, 1995.

The Bank's portfolio of loans, including mortgage-backed securities, at June 30, 1996 totaled $3.8 billion, compared to $3.9 billion at December 31, 1995 and $4.0 billion at June 30, 1995. The declines in the loan portfolio are due to principal reductions on loans and mortgage-backed securities in excess of loan originations. Loan originations were $73 million in the second quarter of 1996 compared to $75 million in the second quarter of 1995. Total principal payments were $80 million and $41 million for the second quarter of 1996 and 1995, respectively. For the first six months of 1996, loan originations were $123 million compared to $191 million for the first six months of 1995. Total principal payments were $149 million and $95 million for the first six months of 1996 and 1995, respectively. The Bank primarily focuses on the origination of adjustable rate mortgages which were less in demand by borrowers due to the availability of low-rate fixed rate loans during 1996. The level of loan originations has also been impacted by the Bank's decision to limit multi-family lending. Due to inadequate market pricing for the risks and costs associated with multi-family lending, since 1994, the Bank has originated multi-family loans primarily to finance the sale of its real estate owned.

The following table shows the components of the Bank's portfolio of loans and mortgage-backed securities by collateral type as of the dates indicated:

                                            June 30,    December 31,    June 30,
                                              1996          1995          1995
                                           -----------   -----------   -----------
                                                   (Dollars in thousands)
REAL ESTATE LOANS:
 First trust deed residential loans:
  One unit                                 $1,205,993    $1,217,848    $1,240,590
  Two to four units                           341,550       350,553       356,510
  Five or more units                        1,304,150     1,334,570     1,349,876
                                           ----------    ----------    ----------
    Residential loans                       2,851,693     2,902,971     2,946,976
OTHER REAL ESTATE LOANS:
  Commercial and industrial                   215,301       220,494       231,689
  Second trust deeds                           18,070        19,416        19,217
  Other                                         2,761         3,206         3,738
                                           ----------    ----------    ----------
    Real estate loans                       3,087,825     3,146,087     3,201,620
NON-REAL ESTATE LOANS:
  Manufactured housing                          1,710         1,938         2,211
  Deposit accounts                              1,199         1,104         1,076
  Consumer                                        320           359           426
                                           ----------    ----------    ----------
    Loans receivable                        3,091,054     3,149,488     3,205,333
LESS:
  General valuation allowances-
       loan portfolio                          48,630        42,876        40,852
  Valuation allowances - impaired loans        21,083        26,101        28,398
  Unrealized loan fees                         17,932        20,731        22,755
                                           ----------    ----------    ----------
    Net loans receivable                    3,003,409     3,059,780     3,113,328
FHLMC AND FNMA MORTGAGE-
  BACKED SECURITIES (at fair value):
  Secured by single family dwellings          745,016       810,980       832,899
  Secured by multi-family dwellings            20,539        24,468        25,817
                                           ----------    ----------    ----------
    Mortgage-backed securities                765,555       835,448       858,716
                                           ----------    ----------    ----------
      TOTAL                                $3,768,964    $3,895,228    $3,972,044
                                           ==========    ==========    ==========

Because the Bank structures mortgage-backed securities with loans from its own portfolio, mortgage-backed securities generally have the same experience with respect to prepayment, repayment, delinquencies and other factors as the remainder of the Bank's loan portfolio.

As permitted by a Special Report issued by the Financial Accounting Standards Board in November of 1995 to assist in the implementation and understanding of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"), the Bank reclassified its entire portfolio of mortgage-backed securities to the available-for-sale category from the held-to-maturity category. In accordance with SFAS No. 115, the mortgage-backed securities portfolio was recorded at fair value as of June 30, 1996. A negative fair value adjustment of $7.2 million, net of taxes, was reflected in stockholders' equity as of June 30, 1996. This compares with a positive fair value adjustment of $4.9 million as of December 31, 1995.

The Bank also reclassified its investment securities portfolio to the available-for-sale category from the held for sale category. A negative fair value adjustment of $653 thousand, net of taxes, was reflected in stockholders' equity as of June 30, 1996. This compares with a $322 thousand negative adjustment as of December 31, 1995.
Deposits totaled $2.2 billion at June 30, 1996, comparable to the level at December 31, 1995. Borrowings were $1.7 billion as of June 30, 1996, comparable to the level at December 31, 1995.

Asset/Liability Management

The one year GAP ratio (the difference between rate-sensitive assets and liabilities repricing within one year or less as a percentage of total assets) was a positive $294 million or 7.16% at the end of the second quarter of 1996. In comparison, the one year GAP ratio was a positive $348 million or 8.40% of total assets as of December 31, 1995 and a positive $390 million or 9.14% as of June 30, 1995.

Since over 95% of the Bank's loans adjust based upon monthly changes in the Eleventh District Cost of Funds Index ("COFI Index"), the Bank's one year GAP position varies primarily based upon the remaining terms of its savings and borrowings. The longer the term of the Bank's liabilities, the more positive the one year GAP. The positive one year GAP decreased during the first six months of 1996 due to an increase in short term borrowings.

A positive GAP normally benefits a financial institution in times of increasing interest rates. However, the Bank's net interest income typically declines during periods of increasing interest rates because of the three month time lag before changes in the COFI Index can be implemented with respect to the Bank's loans.

Capital

The Bank's capital as of June 30, 1996 exceeded the minimum amounts required by its primary regulatory agency, the Office of Thrift Supervision ("OTS"). The Bank is required to maintain tangible capital of at least 1.5% of adjusted total assets, core capital of at least 3.0% of adjusted total assets, and risk-based capital of at least 8.0% of risk-weighted assets. The Bank's core and tangible capital ratios were both 5.8% and the risk-based capital ratio was 11.3% at June 30, 1996. These ratios meet the OTS' requirements necessary to be deemed well capitalized.

Pursuant to the authorization by the Company's Board of Directors in 1987 to repurchase 10% of the Company's outstanding shares of stock, 127,000 shares were repurchased in the second quarter of 1996 at an average price of $16.17. Based on the number of shares outstanding at December 31, 1987, 137,000 shares remain eligible for repurchase under the program.


Results of Operations

The Company reported consolidated net earnings of $3.4 million for the second quarter of 1996 compared to net earnings of $1.3 million for the second quarter of 1995. The improved earnings resulted primarily from a 26% increase in net interest income, partially offset by a $1 million increase in the loan loss provision.

The Company reported consolidated net earnings of $7 million for the first six months of 1996 compared to $4 million for the same period last year. For the first six months of 1996, the Bank provided $18 million in loan loss provisions compared to $11 million for the first six months of 1995.

Loan Loss Provisions

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

Listed below is a summary of the activity in the general valuation allowance and the valuation allowance for impaired loans for the Bank's loan portfolio during the periods indicated:

                                                Six Months Ended June 30, 1996
                                             ------------------------------------
                                              General     Impaired
                                             Valuation    Valuation
                                             Allowances   Allowances      Total
                                             ----------   ----------   ----------
                                                     (Dollars in thousands)
Beginning general valuation allowances        $ 42,876     $ 26,101     $ 68,977
Provision for loan losses                        9,515        8,485       18,000
Charge-offs:
 Single family                                  (4,822)        (165)      (4,987)
 Multi-family                                        -      (12,849)     (12,849)
 Commercial                                          -         (489)        (489)
 Non-real estate                                  (157)           -         (157)
                                               -------     --------     --------
Total charge-offs                               (4,979)     (13,503)     (18,482)
Recoveries                                       2,827            -        2,827
                                              --------     --------     --------
Net charge-offs                                 (2,152)     (13,503)     (15,655)
                                              --------     --------     --------
Transfers to general valuation
 allowance for real estate                      (1,609)           -       (1,609)
                                              --------     --------     --------
Ending general valuation allowances           $ 48,630     $ 21,083     $ 69,713
                                              ========     ========     ========

                                                Six Months Ended June 30, 1995
                                             ------------------------------------
                                              General     Impaired
                                             Valuation    Valuation
                                             Allowances   Allowances      Total
                                             ----------   ----------   ----------
                                                     (Dollars in thousands)
Beginning general valuation allowances        $ 55,353     $ 23,887     $ 79,240
Provision for loan losses                       (3,581)      14,784       11,203
Charge-offs:
 Single family                                  (3,126)          84       (3,042)
 Multi-family                                   (9,797)      (7,391)     (17,188)
 Commercial                                          -       (2,966)      (2,966)
 Non-real estate                                    (4)           -           (4)
                                              --------     --------     --------
Total charge-offs                              (12,927)     (10,273)     (23,200)
Recoveries                                       2,510            -        2,510
                                              --------     --------     --------
Net charge-offs                                (10,417)     (10,273)     (20,690)
                                              --------     --------     --------
Transfers to liability account for
 loans sold with recourse                         (503)           -         (503)
                                              --------     --------     --------
Ending general valuation allowances           $ 40,852     $ 28,398     $ 69,250
                                              ========     ========     ========


The Bank also maintains a valuation allowance for loans sold with recourse, recorded as a liability. This allowance was 3.54% of loans sold with recourse as of June 30, 1996, compared to 3.65% as of December 31, 1995 and 3.23% as of June 30, 1995. The balance of loans sold with recourse totaled $239 million, $248 million and $261 million as of June 30, 1996, December 31, 1995 and June 30, 1995, respectively. The Bank has not entered into any new recourse arrangements since 1989. Listed below is a summary of the activity in the valuation allowance for loans sold with recourse during the periods indicated:

                                              Six Months Ended June 30,
                                              -------------------------
                                                 1996           1995
                                              ----------     ----------
                                               (Dollars in thousands)
Beginning recourse valuation allowances        $  9,050       $  7,948
 Charge-offs                                       (600)             -
 Transfers from valuation allowance                   -            503
                                               --------       --------
Ending recourse valuation allowances           $  8,450       $  8,451
                                               ========       ========


The Bank established a general valuation allowance for real estate owned ("REO") during the second quarter of 1996. Listed below is a summary of the activity in the general valuation allowance and the valuation allowance for real estate owned for the six months ended June 30,1996:


                                                REO
                                              General        REO
                                             Valuation    Valuation
                                             Allowances   Allowances     Total
                                             ----------   ----------   ----------
                                                    (Dollars in thousands)
Beginning general valuation allowances        $      -     $  1,631     $  1,631
Net transfers from loan
  general valuation allowance                      700          909        1,609
Charge-offs                                          -       (1,892)      (1,892)
                                              --------     --------     --------
Ending general valuation allowances           $    700     $    648     $  1,348
                                              ========     ========     ========


Net Interest Income

The Company's interest rate margin increased to 2.11% during the first six months of 1996 from 1.51% for the same period of last year. The COFI Index (on a lagged basis) determines the yield on over 95% of the loan portfolio. The Index in effect during the three months and six months ended June 30, 1996 increased .07% and .39% compared to the same periods of the prior year. In addition, the Bank's cost of funds during the three months and six months ended June 30, 1996 dropped by .44% and .22%, respectively, compared to the same periods of the prior year.

The following table sets forth: (i) the average daily dollar amounts of and average yields earned on loans, mortgage-backed securities and investment securities, (ii) the average daily dollar amounts of and average rates paid on savings and borrowings, (iii) the average daily dollar differences, (iv) the interest rate spreads, and (v) the effective net spreads for the periods indicated:

                                         During the Six Months Ended June 30,
                                         ------------------------------------
                                               1996                1995
                                         --------------       ---------------
                                                (Dollars In Thousands)
Average loans and mortgage-backed
 securities                                 $ 3,822,478       $ 3,942,472
Average investment securities                   169,790           175,742
                                            -----------       -----------
Average interest-earning assets               3,992,268         4,118,214
                                            -----------       -----------
Average savings deposits                      2,230,165         2,278,447
Average borrowings                            1,684,870         1,787,679
                                            -----------       -----------
Average interest-bearing liabilities          3,915,035         4,066,126
                                            -----------       -----------
Excess of interest-earning assets over
 interest-bearing liabilities               $    77,233       $    52,088
                                            ===========       ===========
Yields earned on average interest
 earning assets                                    7.40%             7.01%
Rates paid on average interest-
 bearing liabilities                               5.29              5.50
Net interest rate spread                           2.11              1.51
Effective net spread1                              2.21              1.58

Total interest income                       $   147,683       $   144,340
Total interest expense                          103,230           111,244
                                            -----------       -----------
                                                 44,453            33,096
Total other items2                                2,167             1,728
                                            -----------       -----------
Net interest income                         $    46,620       $    34,824
                                            ===========       ===========



                                        During the Three Months Ended June30,
                                        -------------------------------------
                                               1996                1995
                                        ---------------       ---------------
                                                (Dollars In Thousands)
Average loans and mortgage-backed
 securities                                 $ 3,799,176       $ 3,966,341
Average investment securities                   157,927           177,587
                                            -----------       -----------
Average interest-earning assets               3,957,103         4,143,928
                                            -----------       -----------
Average savings deposits                      2,214,194         2,287,592
Average borrowings                            1,654,879         1,815,025
                                            -----------       -----------
Average interest-bearing liabilities          3,869,073         4,102,617
                                            -----------       -----------
Excess of interest-earning assets over
 interest-bearing liabilities               $    88,030       $    41,311
                                            ===========       ===========
Yields earned on average interest
 earning assets                                    7.34%             7.29%
Rates paid on average interest-
 bearing liabilities                               5.21              5.63
Net interest rate spread                           2.13              1.66
Effective net spread1                              2.24              1.71

Total interest income                       $    72,581       $    75,497
Total interest expense                           50,278            57,739
                                            -----------       -----------
                                                 22,303            17,758
Total other items2                                1,172               845
                                            -----------       -----------
Net interest income                         $    23,475       $    18,603
                                            ===========       ===========

- ------------------------
(1) The effective net spread is a fraction, the denominator of which is the average dollar amount of interest-earning assets, and the numerator of which is net interest income (excluding stock dividends and miscellaneous interest income).
(2) Includes Federal Home Loan Bank Stock and other miscellaneous items.

Non-Interest Income

Real estate operations produced net gains of $452 thousand and $621 thousand for the second quarter of 1996 and 1995, respectively. For the first six months of 1996 and 1995, real estate operations produced net gains of $1.2 million and $1.3 million, respectively. Gains result primarily from the recovery of excess valuation allowances associated with foreclosed properties sold.

A net gain on sale of loans and mortgage-backed securities of $73 thousand and $426 thousand were recognized for the second quarter of 1996 and 1995, respectively. The gain on sale of loans during the second quarter of 1996 was primarily the result of deferred fees recognized on loans sold. For the first six months of 1996, sales of loans and mortgage-backed securities produced a net gain of $197 thousand compared to $261 thousand for the first six months of 1995. The volume of loans sold during the second quarter of 1996 and 1995 was $11 million and $2 million, respectively. During the first six months of 1996 and 1995, the volume of loans sold was $30 million and $2 million, respectively.

Non-Interest Expense

Non-interest expenses were comparable to prior year amounts during both the three months ended and six months ended June 30. The expense-to-assets ratios increased to 1.09% and 1.10% for the second quarter and first six months of 1996, respectively, from 1.06% and 1.09%, respectively, for the same periods one year ago due to decreases in average assets. Management maintains ongoing programs to monitor the level of non-interest expense incurred by the Company.


Non-accrual, Past Due, Modified  and Restructured Loans

The Bank accrues interest earned but uncollected for every loan without regard to its contractual delinquency status but establishes a specific interest allowance for each loan which becomes 90 days or more past due or is in foreclosure. Loans on which delinquent interest allowances had been established (non-accrual loans) totaled $102 million at June 30, 1996 compared to $99 million at December 31, 1995 and $92 million at June 30, 1995.

The amount of interest that has been reserved for loans 90 days or more delinquent or in foreclosure was $5 million at June 30, 1996, $6 million at December 31, 1995 and $5 million at June 30,
1995.

The Bank has debt restructurings which result from temporary modifications of principal and interest payments. Under these arrangements, loan terms are typically reduced to no less than a monthly interest payment required under the note. Any loss of revenues under the modified terms would be immaterial to the Bank. Generally, if the borrower is unable to return to scheduled principal and interest payments at the end of the modification period, foreclosure proceedings are initiated. As of June 30, 1996, the Bank had modified loans totaling $14
million,  net  of loan loss allowances totaling $5  million.   No
modified loans were 90 days or more delinquent as of June 30, 1996.

Pursuant to Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan", ("SFAS No. 114"), the Bank considers a loan to be impaired when management believes that it is probable that the Bank will be unable to collect all amounts due under the contractual terms of the loan. Estimated impairment losses are recorded as separate valuation allowances and may be subsequently adjusted based upon changes in the measurement of impairment. Impaired loans, which are disclosed net of valuation allowances, include non-accrual major loans (single family loans with an outstanding principal amount greater than or equal to $500,000 and multi-family and commercial real estate loans with an outstanding principal amount greater than or equal to $750,000), modified loans, and major loans less than 90 days delinquent in which full payment of principal and interest is not expected to be received.

The following is a summary of impaired loans, net of valuation allowances for impairment, as of the dates indicated:

                           June 30,       December 31,     June 30,
                             1996            1995            1995
                           --------        --------        --------
                                     (Dollars in thousands)
Non-accrual loans          $ 33,025        $ 34,503        $ 28,674
Modified loans                7,819          16,573          34,632
Other impaired loans         14,660          35,333          34,136
                           --------        --------        --------
                           $ 55,504        $ 86,409        $ 97,442
                           ========        ========        ========

The Bank evaluates loans for impairment whenever the collectibility of contractual principal and interest payments is questionable. Large groups of smaller balance homogenous loans that are collectively evaluated for impairment, including residential mortgage loans, are not subject to the application of SFAS No. 114.

When a loan is considered impaired, the Bank measures impairment based on the present value of expected future cash flows (over a period not to exceed 5 years) discounted at the loan's effective interest rate. However, if the loan is "collateral-dependent" or probable of foreclosure, impairment is measured based on the fair value of the collateral. When the measure of an impaired loan is less than the recorded investment in the loan, the Bank records an impairment allowance equal to the excess of the Bank's recorded investment in the loan over its measured value. The following summary details loans measured using the fair value method and loans measured based on the present value of expected future cash flows discounted at the effective interest rate of the loan as of the dates indicated:

                           June 30,      December 31,      June 30,
                             1996            1995            1995
                           ---------       --------        --------
                                     (Dollars in thousands)
Fair value method          $ 48,389        $ 70,414        $ 80,260
Present value method          7,115          15,995          17,182
                           --------        --------        --------
Total impaired loans       $ 55,504        $ 86,409        $ 97,442
                           ========        ========        ========

Impaired loans for which there were no valuation allowances established totaled $1 million, $9 million and $16 million as of June 30, 1996, December 31, 1995, and June 30, 1995,
respectively. See "Results of Operations" for an analysis of activity in the valuation allowance for impaired loans.

The table below shows the Bank's net investment in non-performing loans determined to be impaired, by property type, as of the dates indicated:

                           June 30,       December 31,     June 30,
                             1996            1995            1995
                           ---------       ---------       --------
                                   (Dollars in thousands)
Single family              $    847        $  1,677        $  4,593
Multi-family                 27,372          32,826          19,491
Commercial                    4,806               -           4,590
                           --------        --------        --------
                           $ 33,025        $ 34,503        $ 28,674
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

Listed below is additional information concerning the Bank's impaired loans for the periods indicated:

                                      June 30,     December 31,   June 30,
                                        1996          1995          1995
                                      --------      --------      --------
                                            (Dollars in thousands)
Average recorded investment           $ 52,815      $ 83,307      $ 94,009
Interest income recognized:
  Accrual method of accounting        $     34      $      -      $   (481)
  Cash basis method of accounting     $    509      $  1,311      $  2,058


Asset Quality

The following table sets forth certain asset quality ratios of the Bank at the dates indicated:

                                 June 30,    December 31,  June 30,
                                   1996         1995         1995
                                  ------       ------       ------
Non-Performing Loans to
 Loans Receivable (1)              2.66%        2.44%        2.18%

Non-Performing Assets to
 Total Assets (2)                  2.52%        2.33%        1.99%

Loan Loss Allowances to
 Non-Performing Loans (3)         66.96%       65.62%       68.52%

General Loss Allowances to
 Assets with Loss Exposure (4)     1.56%        1.35%        1.27%

General Loss Allowances to
 Total Assets with Loss
  Exposure (5)                     1.70%        1.52%        1.41%

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

Non-performing Assets

The Bank defines non-performing assets as loans delinquent over 90 days (non-accrual loans), loans in foreclosure and real estate acquired by foreclosure (real estate owned). An analysis of non-performing assets follows as of the dates indicated:


                                June 30,    December 31,    June 30,
                                  1996          1995          1995
                                ---------     ---------     ---------
                                         (Dollars in thousands)
Real estate owned:
Single family                   $  10,339     $   7,252     $   5,839
Multi-family                        9,712         9,827         8,641
Commercial                          1,080         2,544           773
Other                                   -            78             -
                                ---------     ---------     ---------
 Total real estate owned           21,131        19,701        15,253
                                ---------     ---------     ---------
Non-accrual loans:
Single family                      24,187        25,991        20,410
Multi-family                       70,064        69,579        60,242
Commercial                          7,201         3,313        10,846
Other                                 192           220           409
Less:
   Valuation allowances (1)       (19,427)      (22,159)      (22,124)
                                ---------     ---------     ---------
 Total non-accrual loans           82,217        76,944        69,783
                                ---------     ---------     ---------
Total non-performing assets     $ 103,348     $  96,645     $  85,036
                                =========     =========     =========
   Non-Performing Assets to
 Total Assets                        2.52%         2.33%         1.99%
                                     ====          ====          ====

- ------------------------------------
(1) Includes valuation allowances for impaired loans and loss allowances on other non-performing loans requiring fair value adjustments.

Real  estate  owned  at June 30, 1996  increased 7%  compared  to
December 31, 1995 and 39% compared to June 30, 1995. Real estate owned increased compared to December 31, 1995 and June 30, 1995 primarily due to higher foreclosures on single family loans. Management continues to dedicate significant attention to the quick resolution and disposition of foreclosed properties. Sales of foreclosed real estate totaled $21 million and $20 million during the second quarter of 1996 and 1995, respectively. For the first six months of 1996 and 1995, sales of foreclosed real estate totaled $41 million and $32 million, respectively.

Non-accrual loans, net of valuation allowances, increased 7% compared to the level at December 31, 1995. The increase was due to increased delinquencies on commercial properties. The 18% increase since the second quarter of 1995 was due to an increase in single family and multi-family non-accrual loans. However, non-accrual commercial real estate loans decreased during this period.

The  Bank  had potential problem loans totalling $32 million   at
June 30, 1996 which are not included in the above  numbers.


Sources of Funds

External sources of funds include savings deposits from several sources, advances from the Federal Home Loan Bank of San
Francisco ("FHLB"), securitized borrowings and unsecured term funds.

Savings deposits are accepted from retail savings branches, the telemarketing department, and national deposit brokers. Excluding $18 million and $37 million in interest credits during the second quarter and first six months of 1996, respectively, total savings deposits decreased by $117 million and $84 million during the second quarter and first six months of 1996, respectively.

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

Deposits accepted by retail savings branches decreased by $21 million and $10 million during the second quarter and first six months of 1996, respectively. The Bank has increased its promotional efforts at retail branches in order to counter increased competition for customer deposits in Southern California. Retail deposits comprised 69% of total savings deposits as of June 30, 1996.

Telemarketing deposits decreased by $44 million and $69 million during the second quarter and first six months of 1996, respectively. These deposits are normally large deposits from pension plans, managed trusts and other financial institutions. These deposit levels fluctuate based on the attractiveness of the Bank's rates compared to rates available to investors on alternative investments. Telemarketing deposits comprised 8% of total deposits at June 30, 1996.

Deposits acquired from national brokerage firms ("brokered deposits") decreased by $52 million and $5 million during the second quarter and first six months of 1996, respectively. The Bank has used brokered deposits for over 10 years and considers these deposits a stable source of funds. Because the Bank has sufficient capital to be deemed "well-capitalized" under the standards established by the Office of Thrift Supervision, it may solicit brokered funds without special regulatory approval. At June 30, 1996, brokered deposits comprised 23% of total deposits.

Total borrowings increased by $57 million during the second quarter of 1996 due to net payoffs of $28 million in borrowings under reverse repurchase agreements and $1 million in unsecured term funds offset by $86 million in additional advances from the FHLB. Total borrowings increased by $33 million during the first six months of 1996 due to net payoffs of $46 million in borrowings under reverse repurchase agreements offset by $19 million in additional unsecured term funds and $60 million in additional advances from the FHLB.

Internal sources of funds include both principal payments and payoffs on loans and mortgage-backed securities, loan sales, and positive cash flows from operations. Principal payments include amortized principal and prepayments which are a function of real estate activity and the general level of interest rates.

Total principal payments were $80 million and $149 million for the second quarter and first six months of 1996, respectively. This compares with principal payments of $41 million and $95 million for the second quarter and first six months of 1995, respectively.

Loan sales increased to $11 million and $30 million for the second quarter and the first six months of 1996, respectively, compared with loan sales of $2 million for both the second quarter and first six months of 1995 due to an increase in the amount of saleable product originated.

                  PART II  -  OTHER INFORMATION


  Item 4.  Submission of Matters to a Vote of Securities Holders

           On April 24, 1996 the Company held its Annual Meeting of Stockholders for the purpose of voting on two proposals. The following are the matters voted on at the meeting and the votes cast for, against or withheld, and abstentions as to each such matter. There were no broker non-votes as to these matters.

       1)  Election of Directors

                                      For         Against     Abstain
                                   ---------    -----------  ---------
           William A. Ouchi        8,544,852       92,962        0
           William P. Rutledge     8,544,852       92,962        0
           Charles F. Smith        8,565,217       92,577        0


       2) Ratification of KPMG Peat Marwick LLP as independent public auditors for the Company for 1995.

           For:                    8,582,194
           Against:                   35,801
           Abstain:                   19,799


  Item 6.  Exhibits and Reports on Form 8-K

       a)  Exhibits

           (3.) Certificate of Incorporation and By Laws filed as Exhibit (1)(a) to Form 8-A dated June 4, 1987 and incorporated by reference.

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

       b) Reports on Form 8-K

          No reports on Form 8-K were filed during the period  ended
          June 30, 1996.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                FIRSTFED FINANCIAL CORP.
                                ------------------------
                                 Registrant

                                Date:    August 14, 1996


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