Form 10-Q
period 1996-09-30
FIRSTFED FINANCIAL CORP
filed 1996-11-14
CIK 810536

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE QUARTER ENDED SEPTEMBER 30, 1996
                                      OR
                  TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

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

AS OF NOVEMBER 1, 1996, 10,517,597 SHARES OF THE REGISTRANT'S $0.01 PAR VALUE COMMON STOCK WERE OUTSTANDING.

================================================================================

                            FIRSTFED FINANCIAL CORP.
                                     INDEX

                                                                            PAGE
                                                                            ----
PART I.   Financial Information

          Item 1.  Financial Statements

                   Consolidated Statements of Financial Condition             3
                   as of September 30, 1996, December 31, 1995
                   and September 30, 1995

                   Consolidated Statements of Operations for the              4
                   three months and nine months ended September 30,
                   1996 and 1995

                   Consolidated Statements of Cash Flows for the nine         5
                   months ended September 30, 1996 and 1995

                   Notes to Consolidated Financial Statements                 6

          Item 2.  Management's Discussion and Analysis of Financial          7
                   Condition and Results of Operations

PART II.  Other Information (omitted items are inapplicable)                 19

          Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES                                                                   20

                         PART I - FINANCIAL STATEMENTS

ITEM 1.  FINANCIAL STATEMENTS

                    FIRSTFED FINANCIAL CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                  (Dollars in thousands, except per share data)

                                                       September 30,    December 31,    September  30,
                                                            1996            1995             1995
                                                       --------------   -------------   ---------------
ASSETS

Cash and cash equivalents                                 $  167,088      $   36,878        $   34,300
Investment securities, available-for-sale
 (at fair value)                                             117,302          76,184                 -
Investment securities, held-to-maturity
 (fair value of $85,267)                                           -               -            86,384
Mortgage-backed securities, available-for-sale
 (at fair value)                                             747,847         835,448                 -
Mortgage-backed securities, held-to-maturity
 (fair value of $846,359)                                          -               -           844,893
Loans receivable, held-for-sale (fair value of
 $4,330, $7,464, and $36,270)                                  4,325           7,377            35,860
Loans receivable, net                                      3,024,702       3,052,403         3,052,652
Accrued interest and dividends receivable                     28,951          28,620            29,566
Real estate                                                   18,093          19,821            21,172
Office properties and equipment, net                           8,891           8,686             8,668
Investment in Federal Home Loan Bank
 (FHLB) stock, at cost                                        61,425          58,935            58,161
Other assets                                                  18,102          15,385            18,520
                                                          ----------      ----------        ----------
                                                          $4,196,726      $4,139,737        $4,190,176
                                                          ==========      ==========        ==========

LIABILITIES

Deposits                                                  $2,054,520      $2,205,036        $2,182,918
FHLB advances and other borrowings                         1,236,500         942,300         1,010,000
Securities sold under agreements to repurchase               659,727         724,643           739,268
Accrued expenses and other liabilities                        62,038          71,467            67,635
                                                          ----------      ----------        ----------
                                                           4,012,785       3,943,446         3,999,821
                                                          ----------      ----------        ----------
Commitments and Contingent Liabilities

STOCKHOLDERS' EQUITY

Common stock, par value $.01 per share;
 authorized 25,000,000 shares; issued 11,441,117,
 11,410,922 and 11,405,522 shares, outstanding
 10,517,597, 10,614,402 and 10,609,002 shares                    114             114               114
Additional paid-in capital                                    28,524          28,212            28,160
Retained earnings - substantially restricted                 177,320         175,721           174,873
Loan to employee stock ownership plan                         (2,599)         (2,500)           (2,960)
Treasury stock, at cost,
 923,520, 796,520 and 796,520 shares                         (11,885)         (9,832)           (9,832)
Unrealized gain (loss) on securities
 available-for-sale, net of taxes                             (7,533)          4,576                 -
                                                          ----------      ----------        ----------
                                                             183,941         196,291           190,355
                                                          ----------      ----------        ----------
                                                          $4,196,726      $4,139,737        $4,190,176
                                                          ==========      ==========        ==========

         See accompanying notes to consolidated financial statements.

                    FIRSTFED FINANCIAL CORP. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in thousands, except  per share data)

                                                   Three Months Ended            Nine Months Ended
                                                      September 30,                September 30,
                                               --------------------------    -------------------------
                                                  1996           1995           1996          1995
                                               -----------    -----------    -----------   -----------
Interest income:
  Interest on loans                            $    57,101    $    59,508    $   171,551   $   172,814
  Interest on mortgage-backed securities            13,369         15,487         41,934        41,608
  Interest and dividends on investments              3,070          3,553          9,905        10,194
                                               -----------    -----------    -----------   -----------
    Total interest income                           73,540         78,548        223,390       224,616

Interest expense:
  Interest on deposits                              24,249         27,599         77,662        81,948
  Interest on borrowings                            26,031         29,584         75,848        86,479
                                               -----------    -----------    -----------   -----------
    Total interest expense                          50,280         57,183        153,510       168,427
                                               -----------    -----------    -----------   -----------
Net interest income                                 23,260         21,365         69,880        56,189
Provision for loan losses                            8,700          6,173         26,700        17,376
                                               -----------    -----------    -----------   -----------
Net interest income
 after provision for loan losses                    14,560         15,192         43,180        38,813
                                               -----------    -----------    -----------   -----------

Other income:
  Loan and other fees                                1,625          1,252          4,895         4,562
  Gain (loss) on sale of loans                          18         (2,125)           215        (1,864)
  Real estate operations, net                         (166)            72          1,082         1,399
  Other operating income                               666            546          2,047         1,661
                                               -----------    -----------    -----------   -----------
    Total other income                               2,143           (255)         8,239         5,758
                                               -----------    -----------    -----------   -----------
Non-interest expense                                25,561         11,342         48,314        34,224
                                               -----------    -----------    -----------   -----------
Earnings (loss) before income taxes                 (8,858)         3,595          3,105        10,347
Income tax provision (benefit)                      (3,689)         1,611          1,506         4,660
                                               -----------    -----------    -----------   -----------
Net earnings (loss)                            $    (5,169)   $     1,984    $     1,599   $     5,687
                                               ===========    ===========    ===========   ===========
Earnings (loss) per share                      $     (0.49)   $      0.19    $      0.15   $      0.53
                                               ===========    ===========    ===========   ===========
Weighted average shares outstanding
for earnings (loss) per share calculation       10,514,193     10,662,633     10,622,149    10,653,978
                                               ===========    ===========    ===========   ===========

         See accompanying notes to consolidated financial statements.

                    FIRSTFED FINANCIAL CORP. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                             Nine Months Ended
                                                               September 30,
                                                           ----------------------
                                                              1996        1995
                                                           ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings                                               $   1,599    $   5,687
Adjustments to reconcile net earnings
to net cash provided by operating activities:
 Net change in loans held-for-sale                             3,052       (5,696)
 Provision for loan losses                                    26,700       17,376
 Valuation adjustments on real estate sold                    (1,360)        (889)
 Amortization of fees and discounts                           (1,076)        (576)
 Increase in negative amortization                            (3,099)      (3,630)
 Increase  in taxes payable                                    1,506        4,667
 Increase  in interest  and  dividends receivable               (331)      (5,146)
 Increase (decrease) in interest payable                     (11,037)       3,215
 Other                                                        11,383        4,362
                                                           ---------    ---------
 Total adjustments                                            25,738       13,683
                                                           ---------    ---------
  Net cash provided by operating activities                   27,337       19,370
                                                           ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

 Loans made to customers net of principal
  collection on loans                                        (42,242)    (115,681)
 Loans repurchased                                           (11,404)     (18,699)
 Proceeds from sales of real estate                           58,918       46,098
 Proceeds from maturities and principal payments
  on investment securities                                    38,067       10,675
 Principal reductions on mortgage-backed securities           66,791       36,144
 Purchase of investment securities                           (79,405)     (13,095)
 Treasury stock purchases                                     (2,053)           -
 Other                                                         2,620        4,460
                                                           ---------    ---------
   Net cash provided by (used in) investing activities        31,292      (50,098)
                                                           ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

 Net decrease in savings deposits                           (150,516)    (115,996)
 Net increase  in short term borrowings                      238,284      407,647
 Repayment of long term borrowings                            (9,000)    (263,200)
 Other                                                        (7,187)         724
                                                           ---------    ---------
  Net cash provided by financing activities                   71,581       29,175
                                                           ---------    ---------
 Net increase (decrease) in cash and cash equivalents        130,210       (1,553)
 Cash and cash equivalents at beginning of period             36,878       35,853
                                                           ---------    ---------
 Cash and cash equivalents at end of period                $ 167,088    $  34,300
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

2. Earnings (loss) per share were computed by dividing net earnings or loss by the weighted average number of shares of common stock outstanding for the period, plus the effect of stock options, if dilutive. Weighted average shares outstanding for the earnings (loss) per share calculation were 10,514,193 for the three months ended September 30, 1996 and 10,662,633 for the three months ended September 30, 1995. Weighted average shares outstanding for the earnings per share calculation were 10,622,149 for the nine months ended September 30, 1996 and 10,653,978 for the nine months ended September 30, 1995.

3. For purposes of reporting cash flows on the "Consolidated Statement of Cash Flows", cash and cash equivalents include cash, overnight investments and securities purchased under agreements to resell which mature within 90 days of the date of purchase.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

At September 30, 1996, FirstFed Financial Corp. (the "Company"), holding company for First Federal Bank of California and its subsidiaries (the "Bank"), had consolidated assets totaling $4.2 billion, compared to $4.1 billion at December 31, 1995 and $4.2 billion at September 30, 1995.

The Bank's primary market area is Southern California. Throughout 1996, the California economy has continued to improve from the economic recession of the early 1990's. According to the "UCLA Business Forecast for California, September, 1996 Report" (the "UCLA Report"), the state will continue to generate jobs at a rate of about 3% annually through 1997 and 2% thereafter. The UCLA Report attributes the employment gains to a number of favorable factors including increased customer demand, improved international trade, and gains in the multi-media and high tech manufacturing industries. Despite these gains, the authors of the UCLA Report project that the state's unemployment rate will remain above 6%. At this level of unemployment, the authors do not believe that the construction and real estate businesses will recover to their pre-recession levels.

Real estate values in Southern California remain soft. Loan charge-offs, net of recoveries were $29.7 million during the first nine months of 1996 compared to $33.0 million during the first nine months of 1995. For the third quarter of 1996, loan charge-offs, net of recoveries were $11.8 million compared to $11.8 million for the third quarter of 1995. Loan charge-offs during both periods in 1996 and 1995 resulted primarily from losses on multi-family loans.

The ratio of non-performing assets to total assets was 2.15% as of September 30, 1996, compared to 2.33% at December 31, 1995 and 2.19% at September 30, 1995. Real estate acquired through foreclosure (real estate owned, or "REO") as of September 30, 1996 decreased 5% from the December 31, 1995 level and 11% from the September 30, 1995 level. Non-performing loans, net of valuation allowances, decreased 7% from the December 31, 1995 level and increased 1% from the September 30, 1995 level. (See "Non-performing Assets" for further discussion.)

The Bank's general valuation allowances were $49.2 million at September 30, 1996 compared to $42.9 million at December 31, 1995 and $37.9 million at September 30, 1995. The Bank also maintains valuation allowances for impaired loans which totaled $17.0 million at September 30, 1996, $26.1 million at December 31, 1995 and $25.7 million at September 30, 1995.

The Bank's portfolio of loans, including mortgage-backed securities, at September 30, 1996 totaled $3.8 billion, compared to $3.9 billion at December 31, 1995 and September 30, 1995. The decline in the loan portfolio during the first nine months of 1996 occured because loan payoffs, loan sales and other principal reductions exceeded the volume of loan originations during the period.

Loan originations were $223.8 million for the first nine months of 1996 compared to $240.1 million for the first nine months of 1995. Originations for the third quarter of 1996 were $101.1 million compared to $49.3 million for the third quarter of 1995. The Bank primarily focuses on the origination of adjustable rate mortgages. The level of loan originations has also been impacted by the Bank's decision to limit multi-family lending. Due to inadequate market pricing for the risks and costs associated with multi-family lending, since 1994, the Bank has originated multi-family loans primarily to finance the sale of its REO.

The following table shows the components of the Bank's portfolio of loans and mortgage-backed securities by collateral type as of the dates indicated:


                                             September 30,   December 31,    September 30,
                                                 1996            1995             1995
                                             -------------   -------------   -------------
                                                         (Dollars in thousands)
REAL ESTATE LOANS:

 First trust deed residential loans:
  One unit                                     $1,247,016      $1,217,848      $1,229,844
  Two to four units                               341,590         350,553         354,548
  Five or more units                            1,289,167       1,334,570       1,341,541
                                               ----------      ----------      ----------
    Residential loans                           2,877,773       2,902,971       2,925,933

OTHER REAL ESTATE LOANS:

  Commercial and industrial                       211,626         220,494         222,308
  Second trust deeds                               17,782          19,416          18,558
  Other                                             2,427           3,206           3,471
                                               ----------      ----------      ----------
    Real estate loans                           3,109,608       3,146,087       3,170,270

NON-REAL ESTATE LOANS:

  Manufactured housing                              1,563           1,938           2,118
  Deposit accounts                                  1,270           1,104           1,618
  Consumer                                            231             359             469
                                               ----------      ----------      ----------
    Loans receivable                            3,112,672       3,149,488       3,174,475

LESS:
  General valuation allowances-
   loan portfolio                                  49,248          42,876          37,938
  Valuation allowances - impaired loans            16,965          26,101          25,695
  Unrealized loan fees                             17,432          20,731          22,330
                                               ----------      ----------      ----------
    Net loans receivable                        3,029,027       3,059,780       3,088,512

FHLMC AND FNMA MORTGAGE-
  BACKED SECURITIES (at fair value):

  Secured by single family dwellings              727,577         810,980         820,047
  Secured by multi-family dwellings                20,270          24,468          24,846
                                               ----------      ----------      ----------
    Mortgage-backed securities                    747,847         835,448         844,893
                                               ----------      ----------      ----------
      TOTAL                                    $3,776,874      $3,895,228      $3,933,405
                                               ==========      ==========      ==========

Because the Bank structures mortgage-backed securities with loans from its own portfolio, mortgage-backed securities generally have the same experience with respect to prepayment, repayment, delinquencies and other factors as the remainder of the Bank's loan portfolio.

As permitted by a Special Report issued by the Financial Accounting Standards Board in November of 1995 to assist in the implementation and understanding of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"), the Bank reclassified its entire portfolio of mortgage-backed securities to the available-for-sale category from the held-to-maturity category. In accordance with SFAS No. 115, the mortgage-backed securities portfolio was recorded at fair value as of September 30, 1996. A negative fair value adjustment of $7.2 million, net of taxes, was reflected in stockholders' equity as of September 30, 1996. This compares with a positive fair value adjustment of $4.9 million as of December 31, 1995.

The Bank also reclassified its investment securities portfolio to the available-for-sale category from the held for sale category. A negative fair value adjustment of $369 thousand, net of taxes, was reflected in stockholders' equity as of September 30, 1996. This compares with a $322 thousand negative adjustment as of December 31, 1995.

Deposits totaled $2.1 billion at September 30, 1996 compared to $2.2 billion as of December 31, 1995 and September 30, 1995. The Bank is experiencing increased competition from other institutions offering special rates in its market areas. The Bank has also noted increased competition from alternative investments available to depositors, particularly stock market mutual funds. To compensate for deposit outflows, borrowings increased to $1.9 billion as of September 30, 1996, from $1.7 billion as of December 31, 1995 and September 30, 1995.

Asset/Liability Management

The one year GAP ratio (the difference between rate-sensitive assets and liabilities repricing within one year or less as a percentage of total assets) was a positive $198.6 million or 4.73% as of September 30, 1996. In comparison, the one year GAP ratio was a positive $347.7 million or 8.40% of total assets as of December 31, 1995 and a positive $382.6 million or 9.13% as of September 30, 1995.

Since over 95% of the Bank's loans adjust based upon monthly changes in the Eleventh District Cost of Funds Index ("COFI Index"), the Bank's one year GAP position varies primarily based upon the remaining terms of its savings and borrowings. The longer the term of the Bank's liabilities, the more positive the one year GAP. The positive one year GAP decreased during the first nine months of 1996 due to an increase in short term borrowings.

A positive GAP normally benefits a financial institution in times of increasing interest rates. However, the Bank's net interest income typically declines during periods of increasing interest rates because of the three month time lag before changes in the COFI Index can be implemented with respect to the Bank's loans.

Capital

The Bank's capital as of September 30, 1996 exceeded the minimum amounts required by its primary regulatory agency, the Office of Thrift Supervision ("OTS"). The Bank is required to maintain tangible capital of at least 1.5% of adjusted total assets, core capital of at least 3.0% of adjusted total assets, and risk-based capital of at least 8.0% of risk-weighted assets. The Bank's core and tangible capital ratios were both 5.50% and the risk-based capital ratio was 10.89% at September 30, 1996. These ratios meet the OTS' requirements necessary to be deemed well capitalized.

Pursuant to the Board of Directors' authorization in 1987, the Company's may repurchase up to 10% of its outstanding shares of stock as of December 31, 1987. The Company has repurchased 127,000 shares during the first nine months of 1996 at an average price of $16.17. None of the shares were repurchased in the third quarter. The number of shares eligible for repurchase as of September 30, 1996 totaled 137,000.

RESULTS OF OPERATIONS

The Company reported a consolidated net loss of $5.2 million for the third quarter of 1996 compared to net earnings of $2.0 million for the third quarter of 1995. The decrease in earnings is due to the accrual of a special assessment to members of the Savings Association Insurance Fund ("SAIF") by the Federal Deposit Insurance Corporation ("FDIC") during the third quarter. (See "Non-interest Expense.") Excluding the special assessment, the Company recorded net earnings of $3.5 million during the third quarter. Quarterly earnings, excluding the special assessment, improved compared to the prior year due to a 9% increase in net interest income and an 8% decline in non-interest expense (not considering the special assessment which was $15.1 million pre-tax and $8.7 million after tax.) The improved earnings, excluding the special assessment, were offset by an increase in the provision for loan losses to $8.7 million for the third quarter of 1996 from $6.2 million for the third quarter of 1995.

The Company reported consolidated net earnings of $1.6 million for the first nine months of 1996 compared to $5.7 million for the same period last year. Not considering the special assessment, the Company recorded net earnings of $10.3 million for the first nine months of 1996. The increase in year-to-date net earnings, excluding the special assessment, is due to a 24% increase in net interest income, offset by an increase in the provision for loan losses. For the first nine months of 1996, the Bank provided $26.7 million in loan loss provisions compared to $17.4 million for the first nine months of 1995. The increased provisions during both the third quarter and first nine months of 1996 are due to management's ongoing concerns with respect to real estate values in Southern California.

Loan Loss Provisions

Management is unable to predict future levels of loan loss provisions. Among other things, future loan loss provisions are based on the level of loan charge-offs, foreclosure activity and management's perceptions of the severity and duration of the economic recession in Southern California.

Listed below is a summary of the activity in the general valuation allowance and the valuation allowance for impaired loans for the Bank's loan portfolio during the periods indicated:

                                             Nine Months Ended September 30, 1996
                                            ---------------------------------------
                                              General        Impaired
                                             Valuation      Valuation
                                             Allowances     Allowances      Total
                                            ------------   ------------   ---------
                                                    (Dollars in thousands)
Beginning general valuation allowances         $ 42,876       $ 26,101    $ 68,977
Provision for loan losses                        16,584         10,116      26,700
Charge-offs:
 Single family                                   (9,269)          (165)     (9,434)
 Multi-family                                    (2,477)       (17,865)    (20,342)
 Commercial                                           -         (1,222)     (1,222)
 Non-real estate                                   (164)             -        (164)
                                               --------       --------    --------
Total charge-offs                               (11,910)       (19,252)    (31,162)
Recoveries                                        4,070              -       4,070
                                               --------       --------    --------
Net charge-offs                                  (7,840)       (19,252)    (27,092)
                                               --------       --------    --------
Transfers to general valuation
 allowance for real estate                       (2,372)             -      (2,372)
                                               --------       --------    --------
Ending general valuation allowances            $ 49,248       $ 16,965    $ 66,213
                                               ========       ========    ========

                                             Nine Months Ended September 30, 1995
                                            ---------------------------------------
                                              General        Impaired
                                             Valuation      Valuation
                                             Allowances     Allowances      Total
                                            ------------   ------------   ---------
                                                    (Dollars in thousands)
Beginning general valuation allowances         $ 55,353       $ 23,887    $ 79,240
Provision for loan losses                           588         16,788      17,376
Charge-offs:
 Single family                                   (6,076)          (171)     (6,247)
 Multi-family                                   (15,353)        (8,727)    (24,080)
 Commercial                                           -         (6,082)     (6,082)
 Non-real estate                                      -              -           -
                                               --------       --------    --------
Total charge-offs                               (21,429)       (14,980)    (36,409)
Recoveries                                        3,929              -       3,929
                                               --------       --------    --------
Net charge-offs                                 (17,500)       (14,980)    (32,480)
                                               --------       --------    --------
Transfers to liability account for
 loans sold with recourse                          (503)             -        (503)
                                               --------       --------    --------
Ending general valuation allowances            $ 37,938       $ 25,695    $ 63,633
                                               ========       ========    ========

The Bank also maintains a valuation allowance for loans sold with recourse, recorded as a liability. This allowance was 3.76% of loans sold with recourse as of September 30, 1996, compared to 3.65% as of December 31, 1995 and 4.13% as of September 30, 1995. The balance of loans sold with recourse totaled $235.5 million, $248.1 million and $257.1 million as of September 30, 1996, December 31, 1995 and September 30, 1995, respectively. The Bank has not entered into any new recourse arrangements since 1989. Listed below is a summary of the activity in the valuation allowances for loans sold with recourse during the periods indicated:

                                                     Nine Months Ended
                                                     September 30, 1996
                                             -------------------------------
                                             Valuation    Specific
                                             Allowances   Reserves    Total
                                             ----------   --------   -------
                                                  (Dollars in thousands)
Beginning recourse valuation allowances        $ 9,050    $      -   $ 9,050
Charge-offs                                      (191)           -      (191)
Transfers from loan valuation allowance              -         157       157
                                               -------    --------   -------
Ending recourse valuation allowances           $ 8,859    $    157   $ 9,016
                                               =======    ========   =======

                                                     Nine Months Ended
                                                     September 30, 1995
                                             -------------------------------
                                             Valuation    Specific
                                             Allowances   Reserves    Total
                                             ----------   --------   -------
                                                  (Dollars in thousands)
Beginning recourse valuation allowances        $ 7,948    $      -   $ 7,948
Provision for losses on recourse loans           2,123           -     2,123
Charge-offs                                          -           -         -
Transfers from loan valuation allowance            503           -       503
                                               -------    --------   -------
Ending recourse valuation allowances           $10,574    $      -   $10,574
                                               =======    ========   =======

The Bank established a general valuation allowance for REO during 1996. Listed below is a summary of the activity in the general valuation allowance and the valuation allowance for REO for the nine months ended September 30,1996:



                                               REO
                                             General         REO
                                            Valuation     Valuation
                                            Allowances   Allowances     Total
                                            ----------   -----------   --------
                                                  (Dollars in thousands)
Beginning general valuation allowances         $  -         $ 1,631     $ 1,631
Net transfers from loan general
 valuation allowance                            700           1,672       2,372
Charge-offs                                       -          (2,743)     (2,743)
                                               ----         -------     -------
Ending general valuation allowances            $700         $   560     $ 1,260
                                               ====         =======     =======

Net Interest Income

Net interest income for the third quarter and first nine months of 1996 increased by 9% and 24%, respectively, compared to the same periods of the prior year. The Company's interest rate spread increased to 2.11% for both the third quarter and first nine months of 1996 from 1.92% and 1.65%, respectively, for the third quarter and first nine months of last year. The COFI Index (on a lagged basis) determines the yield on over 95% of the Bank's loan portfolio.
The COFI Index in effect during the third quarter and nine months ended September 30, 1996 decreased by 22 basis points and increased by 32 basis points, respectively, compared to the same periods of the prior year. The Bank's cost of funds declined by 45 basis points for the three month period and 28 basis points for the nine month period ended September 30, 1996 compared to the same periods of the prior year.

The following table sets forth: (i) the average daily dollar amounts of and average yields earned on loans, mortgage-backed securities and investment securities, (ii) the average daily dollar amounts of and average rates paid on savings and borrowings, (iii) the average daily dollar differences, (iv) the interest rate spreads, and (v) the effective net spreads for the periods indicated:

                                                      During Nine Months
                                                      Ended September 30,
                                                    -----------------------
                                                       1996         1995
                                                    ----------   ----------
                                                     (Dollars In thousands)
Average loans and mortgage-backed securities        $3,811,785   $3,946,865
Average investment securities                          167,647      177,437
                                                    ----------   ----------
Average interest-earning assets                      3,979,432    4,124,302
                                                    ----------   ----------
Average savings deposits                             2,171,076    2,256,933
Average borrowings                                   1,719,048    1,809,352
                                                    ----------   ----------
Average interest-bearing liabilities                 3,890,124    4,066,285
                                                    ----------   ----------
Excess of interest-earning assets over
 interest-bearing liabilities                       $   89,308   $   58,017
                                                    ==========   ==========

Yields earned on average interest
 earning assets                                           7.37%        7.17%
Rates paid on average interest-
 bearing liabilities                                      5.27          5.52
Net interest rate spread                                  2.11          1.65
Effective net spread/1/                                   2.23          1.73

Total interest income                               $  220,183    $  221,896
Total interest expense                                 153,510       168,427
                                                    ----------    ----------
                                                        66,673        53,469
Total other items/2/                                     3,207         2,720
                                                    ----------    ----------
Net interest income                                 $   69,880    $   56,189
                                                    ==========    ==========

                                                   During Nine Months
                                                   Ended September 30,
                                                -------------------------
                                                   1996           1995
                                                ----------     ----------
                                                 (Dollars In thousands)
Average loans and mortgage-backed
 securities                                     $3,783,920     $3,955,711
Average investment securities                      163,360        180,826
                                                ----------     ----------
Average interest-earning assets                  3,947,280      4,136,537
                                                ----------     ----------
Average savings deposits                         2,052,676      2,213,907
Average borrowings                               1,787,403      1,852,989
                                                ----------     ----------
Average interest-bearing liabilities             3,840,079      4,066,896
                                                ----------     ----------
Excess of interest-earning assets over
 interest-bearing liabilities                   $  107,201     $   69,641
                                                ==========     ==========

Yields earned on average interest
 earning assets                                       7.33%          7.49%
Rates paid on average interest-
 bearing liabilities                                  5.22           5.57
Net interest rate spread                              2.11           1.92
Effective net spread/1/                               2.25           2.02

Total interest income                           $   72,434     $   77,556
Total interest expense                              50,280         57,183
                                                ----------     ----------
                                                    22,154         20,373
Total other items/2/                                 1,106            992
                                                ----------     ----------
Net interest income                             $   23,260     $   21,365
                                                ==========     ==========

------------
/(1)/ The effective net spread is a fraction, the denominator of which is the average dollar amount of interest-earning assets, and the numerator of which is net interest income (excluding stock dividends and miscellaneous interest income).

/(2)/  Includes Federal Home Loan Bank Stock and other miscellaneous items.

Non-Interest Income

Real estate operations produced a net loss of $166 thousand for the third quarter of 1996 and net gains of $72 thousand for the third quarter of 1995.
The Bank changed its policy for accounting for expenses on foreclosed properties during the third quarter of 1996. Pre-foreclosure costs, such as trustee and legal fees which had previously been capitalized, are now charged to expense. For the first nine months of 1996 and 1995, real estate operations produced net gains of $1.1 million and $1.4 million, respectively. Gains result primarily from the recovery of excess valuation allowances associated with foreclosed properties sold.

A net gain on sale of loans and mortgage-backed securities of $18 thousand and a net loss of $2.1 million were recognized for the third quarter of 1996 and 1995, respectively. The gain on sale of loans during the third quarter of 1996 was primarily the result of deferred fees recognized on loans sold. The loss during the third quarter of 1995 was due to a provision of $2.1 million for loans previously sold with recourse. There was no such provision during 1996.

For the first nine months of 1996, sales of loans and mortgage-backed securities produced a net gain of $215 thousand compared to a net loss of $1.9 million for the first nine months of 1995. The volume of loans sold during the third quarter and first nine months of 1996 was $7.1 million and $37.5 million, respectively. In comparison, the volume of loans sold during the third quarter and first nine months of 1995 was $7.9 million and $9.8 million, respectively.

Non-Interest Expense

The Company recorded $15.1 million in additional expense for a special assessment by the FDIC against institutions such as the Bank who are members of the SAIF. The special assessment, computed based on the Bank's deposits as of March 31, 1995, will be paid on November 27, 1996. After payment of the special assessment, beginning January 1, 1997, there will be significantly less disparity between deposit insurance premiums for SAIF institutions the premiums paid by institutions who are members of the Bank Insurance Fund.

Due to the special assessment, the Company's non-interest expense to total assets ratios increased to 2.46% for the third quarter and 1.55% for the first nine months of 1996. However, excluding the special assessment, the non-interest expense to total assets ratios decreased to 1.01% and 1.07% for the third quarter and first nine months of 1996, respectively, from 1.07% and 1.09%, respectively, for the same periods one year ago. Management maintains ongoing programs to monitor the level of non-interest expense incurred by the Company.


NON-ACCRUAL, PAST DUE, MODIFIED AND RESTRUCTURED LOANS

The Bank accrues interest earned but uncollected for every loan without regard to its contractual delinquency status but establishes a specific interest allowance for each loan which becomes 90 days or more past due or is in foreclosure. Loans on which delinquent interest allowances had been established (non-accrual loans) totaled $90.2 million at September 30, 1996 compared to $99.1 million at December 31, 1995 and $92.9 million at September 30, 1995.

The amount of interest that has been reserved for loans 90 days or more delinquent or in foreclosure was $4.9 million at September 30, 1996, $5.6 million at December 31, 1995 and $4.9 million at September 30, 1995.

The Bank has debt restructurings which result from temporary modifications of principal and interest payments. Under these arrangements, loan terms are typically reduced to no less than a monthly interest payment required under the note. Any loss of revenues under the modified terms would be immaterial to the Bank. Generally, if the borrower is unable to return to scheduled principal and interest payments at the end of the modification period, foreclosure proceedings are initiated. As of September 30, 1996, the Bank had modified loans totaling $15.1 million, net of loan loss allowances totaling $4.0 million. One modified loan, with an unpaid principal balance of $132 thousand, was 90 days or more delinquent as of September 30, 1996.

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

The following is a summary of impaired loans, net of valuation allowances for impairment, as of the dates indicated:

                          September 30,   December 31,   September 30,
                              1996            1995           1995
                          -------------   ------------   -------------
                                     (Dollars in thousands)
Non-accrual loans            $27,912         $34,503         $27,635
Modified loans                 6,971          16,573          22,249
Other impaired loans           9,068          35,333          34,738
                             -------         -------         -------
                             $43,951         $86,409         $84,622
                             =======         =======         =======

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

                          September 30,   December 31,   September 30,
                              1996            1995            1995
                          -------------   ------------   -------------
                                     (Dollars in thousands)
Fair value method            $40,935         $70,414        $68,011
Present value method           3,016          15,995         16,611
                             -------         -------        -------
Total impaired loans         $43,951         $86,409        $84,622
                             =======         =======        =======

Impaired loans for which there were no valuation allowances established totaled $2.2 million, $9.3 million and $10.3 million as of September 30, 1996, December 31, 1995, and September 30, 1995, respectively. See "Results of Operations" for an analysis of activity in the valuation allowance for impaired loans.

The table below shows the Bank's net investment in non-performing loans determined to be impaired, by property type, as of the dates indicated:

                   September 30,   December 31,   September 30,
                       1996            1995           1995
                   -------------   ------------   -------------
                              (Dollars in thousands)
Single family         $ 2,076           1,677        $ 2,170
Multi-family           23,872          32,826         25,465
Commercial              1,964               -              -
                      -------         -------        -------
                      $27,912         $34,503        $27,635
                      =======         =======        =======

Cash payments received from impaired loans are recorded in accordance with the contractual terms of the loan. The principal portion of the payment is used to reduce the principal balance of the loan, whereas the interest portion is recognized as interest income.

Listed below is additional information concerning the Bank's impaired loans for the periods indicated:

                                      September 30,   December 31,   September 30,
                                           1996           1995           1995
                                      -------------   ------------   -------------
                                                    (Dollars in thousands)
Average recorded investment              $44,017         $83,307        $84,230
Interest income recognized:
  Accrual method of accounting           $   (47)        $     -        $   139
  Cash basis method of accounting        $   444         $ 1,311        $ 1,280

ASSET QUALITY

The following table sets forth certain asset quality ratios of the Bank at the dates indicated:

                                 September 30,   December 31,   September 30,
                                      1996          1995            1995
                                 -------------   ------------   -------------
Non-Performing Loans to
 Loans Receivable /(1)/               2.30%           2.44%          2.22%

Non-Performing Assets to
 Total Assets /(2)/                   2.15%           2.33%          2.19%

Loan Loss Allowances to
 Non-Performing Loans /(3)/          75.36%          65.62%         64.92%

General Loss Allowances to
 Assets with Loss Exposure /(4)/      1.56%           1.35%          1.18%

General Loss Allowances to
 Total Assets with Loss
  Exposure /(5)/                      1.71%           1.52%          1.40%

------------
/(1)/ Non-performing loans are net of valuation allowances related to those loans. Loans receivable exclude mortgage-backed securities and are before deducting unrealized loan fees, general valuation allowances and valuation allowances for impaired loans.

/(2)/ Non-performing assets are net of valuation allowances related to those assets.

/(3)/ The Bank's loan loss allowances, including valuation allowances for non-performing loans and general valuation allowances but excluding general valuation allowances for loans sold by the Bank with full or limited recourse. Non-performing loans are before deducting valuation allowances related to those loans.

/(4)/ The Bank's general valuation allowances, excluding general valuation allowances for loans sold with full or limited recourse. The Bank's assets with loss exposure include primarily loans and real estate owned, but exclude mortgage-backed securities.

/(5)/ The Bank's general valuation allowances, including general valuation allowances for loans sold with full or limited recourse. Assets with loss exposure include the Bank's portfolio plus loans sold with recourse, but exclude mortgage-backed securities.

NON-PERFORMING ASSETS

The Bank defines non-performing assets as loans delinquent over 90 days (non-accrual loans), loans in foreclosure and real estate acquired by foreclosure (real estate owned). An analysis of non-performing assets follows as of the dates indicated:

                                September 30,   December 31,   September 30,
                                     1996            1995          1995
                                -------------   ------------   -------------
                                            (Dollars in thousands)
Real estate owned:
Single family                      $  8,351       $  7,252        $  7,599
Multi-family                          9,284          9,827           8,642
Commercial                            1,043          2,544           4,718
Other                                     -             78              92
                                   --------       --------        --------
  Total real estate owned            18,678         19,701          21,051
                                   --------       --------        --------

Non-accrual loans:
Single family                        26,236         25,991          23,116
Multi-family                         60,689         69,579          65,943
Commercial                            3,129          3,313           3,677
Other                                   144            220             124
Less:
 Valuation allowances /(1)/         (18,728)       (22,159)        (22,347)
                                   --------       --------        --------
  Total non-accrual loans            71,470         76,944          70,513
                                   --------       --------        --------
Total non-performing assets        $ 90,148       $ 96,645        $ 91,564
                                   ========       ========        ========

Non-Performing Assets to
 Total Assets                          2.15%          2.33%           2.19%
                                       ====           ====            ====

------------
/(1)/ Includes valuation allowances for impaired loans and loss allowances on other non-performing loans requiring fair value adjustments.

REO at September 30, 1996 decreased 5% from the December 31, 1995 level due to declines in multi-family and commercial foreclosures. Compared to the level one year ago, REO decreased 11% due to a decline in commercial real estate. Management continues to dedicate significant attention to the quick resolution and disposition of foreclosed properties. Sales of foreclosed real estate totaled $19.0 million and $15.5 million during the third quarter of 1996 and 1995, respectively. For the first nine months of 1996 and 1995, sales of foreclosed real estate totaled $63.5 million and $49.7 million, respectively.

Non-accrual loans, net of valuation allowances, decreased 7% compared to the level at December 31, 1995. The decrease was primarily due to a decline in delinquencies on multi-family loans. The slight increase since the third quarter of 1995 was due an increase in single family delinquent loans.

The Bank has identified $55.3 million in potential problem loans as of September 30, 1996 which are not included in non-performing assets.


SOURCES OF FUNDS

External sources of funds include savings deposits from several sources, advances from the Federal Home Loan Bank of San Francisco ("FHLB"), securitized borrowings and unsecured term funds.

Savings deposits are accepted from retail savings branches, the telemarketing department, and national deposit brokers. Excluding $18.4 million and $55.3 million in interest credits during the third quarter and first nine months of 1996, respectively, total savings deposits decreased by $122.1 million and $205.9 million during the third quarter and first nine months of 1996, respectively.

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

Deposits accepted by retail savings branches decreased by $39.4 million and $49.0 million during the third quarter and first nine months of 1996, respectively. The Bank has increased its promotional efforts at retail branches in an effort to counter increased competition for customer deposits in Southern California. Retail deposits comprised 71% of total savings deposits as of September 30, 1996.

Telemarketing deposits decreased by $24.4 million and $93.6 million during the third quarter and first nine months of 1996, respectively. These deposits are normally large deposits from pension plans, managed trusts and other financial institutions. These deposit levels fluctuate based on the attractiveness of the Bank's rates compared to rates available to investors on alternative investments. Telemarketing deposits comprised 7% of total deposits at September 30, 1996.

Deposits acquired from national brokerage firms ("brokered deposits") decreased by $58.3 million and $63.3 million during the third quarter and first nine months of 1996, respectively. The Bank has used brokered deposits for over 10 years and considers these deposits a stable source of funds. Because the Bank has sufficient capital to be deemed "well-capitalized" under the standards established by the Office of Thrift Supervision, it may solicit brokered funds without special regulatory approval. At September 30, 1996, brokered deposits comprised 21% of total deposits.

Total borrowings increased by $196.3 million during the third quarter of 1996 due to $220.0 million in additional advances from the FHLB, net of payoffs of $19.3 million in borrowings under reverse repurchase agreements and payoffs of $4.4 million in unsecured term funds. For the first nine months of 1996, total borrowings increased by $229.3 million due to $280.0 million in additional advances from the FHLB and $14.2 million in additional unsecured term funds, net of payoffs of $64.9 million in borrowings under reverse repurchase agreements.

Internal sources of funds include both principal payments and payoffs on loans and mortgage-backed securities, loan sales, and positive cash flows from operations. Principal payments include amortized principal and prepayments which are a function of real estate activity and the general level of interest rates.

Total principal payments were $67.9 million and $217.0 million for the third quarter and first nine months of 1996, respectively. This compares with principal payments of $56.8 million and $151.3 million for the third quarter and first nine months of 1995, respectively.

Loan sales increased to $7.1 million and $37.5 million for the third quarter and the first nine months of 1996, respectively, due to an increase in the amount of salable product originated. This compares to loan sales of $7.9 million and $9.8 million, respectively, for the third quarter and first nine months of 1995.

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

         (10.4) Form of Change in Control Employment agreement effective September 26,1996 is attached hereto as Exhibit 10.4 and incorporated herein by reference.

         (11.1) Computation of earnings per share. Part I hereof is incorporated by reference.

         (27)  Financial Data Schedule.

     b)  Reports on Form 8-K

         The Company filed a current report on Form 8-K/A dated July 31, 1996 which announced that William S. Mortensen, its Chairman of the Board and Chief Executive Officer, would be retiring as Chief Executive Officer of the Company and the Bank in January of 1997. He will continue after that date as Chairman of the Board.

         The Company filed a current report on Form 8-K dated August 28, 1996 which announced the retirement of William S. Mortensen as Chief Executive Officer effective January 1, 1997. The press release further indicated that Babette E. Heimbuch, the Company's President and Chief Operating Officer, had been elected Chief Executive Officer effective with Mortensen's retirement.

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



                                            FIRSTFED FINANCIAL CORP.
                                            ------------------------
                                            Registrant


                                            Date:  November 14, 1996


                                            By  /s/ WILLIAM MORTENSEN
                                                --------------------------------
                                                William S. Mortensen
                                                Chairman of the Board
                                                 and Chief Executive Officer



                                            By  /s/ JAMES GIRALDIN
                                                --------------------------------
                                                James P. Giraldin
                                                Chief Financial Officer and
                                                 Executive Vice President