Form 10-K405
period 1996-12-31
FIRSTFED FINANCIAL CORP
filed 1997-03-17
CIK 810536

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K


(Mark One)       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

[  ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Transition Period from    N/A   to  __________

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

                                          YES    X       NO
                                              _____        _____

The approximate aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 14, 1997: $229,658,227. The number of shares of Registrant's $0.01 par value common stock outstanding as of February 14, 1997: 10,539,379.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Annual Meeting of Stockholders, April 23, 1997 (Parts III & IV).

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K (SUB-SECTION 229.405 OF THIS CHAPTER) IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THE FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]


===============================================================================

                                     PART I

ITEM 1--BUSINESS

 General Description

         FirstFed Financial Corp., a Delaware corporation ["FFC," and collectively with its sole and wholly-owned subsidiary, First Federal Bank of California (the "Bank"), the "Company"], was incorporated on February 3, 1987. Since September 22, 1987, FFC has operated as a savings and loan holding company engaged primarily in the business of owning the Bank. Because the Company does not presently engage in any independent business operations, substantially all earnings and performance figures herein reflect the operations of the Bank.

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

         At December 31, 1996, the Company had assets totaling $4.1 billion, comparable to the level at December 31, 1995. The Company recorded net earnings of $8.2 million for the year ended December 31, 1996. It recorded net earnings of $6.5 million and a net loss of $24.5 million for the years ended December 31, 1995 and 1994, respectively.

         The Bank derives its revenues principally from interest on loans and investments, loan origination fees and servicing fees on loans sold. Its major items of expense are interest on deposits and borrowings, and general and administrative expense.

         As of February 14, 1997, the Bank operated 25 retail savings branches and 2 loan origination offices, all located in Southern California. In addition to the retail branches, the Bank has telemarketing programs which expand the geographic scope of its deposit activities. Permission to operate all full-service branches must be granted by the Office of Thrift Supervision ("OTS").

         The Bank's principal market for loan originations continues to be Southern California.

         The Bank has three wholly-owned subsidiaries: Seaside Financial Corporation, Oceanside Insurance Agency, Inc. and Santa Monica Capital Group, all of which are California corporations. See "Subsidiaries." The Bank conducts its loan origination business under the name "FirstFed Mortgage Services." See "Competition."

 Current Operating Environment

         The Company's operating results are significantly influenced by national and regional economic conditions, monetary and fiscal policies of the federal government, housing demand and affordability and general levels of interest rates.

         The Bank's primary market area is Los Angeles County. This area of Southern California has been especially affected by the economic recession which began in 1990. Many economists agree that California is now in the third year of its recovery from a recession. Propelling the California recovery is job growth, particularly in the entertainment and service industries, and wholesale and retail trades, coupled with expanding foreign trade and an improved business climate in the state. Consumer confidence continues to improve.

         Real estate prices in Southern California are believed to have bottomed out and may even have begun to improve in certain areas. According to "Los Angeles Real Estate Magazine" January, 1997 edition, "At last the worst appears to be over. Economists are now saying that L.A. home prices hit bottom in early 1996 and that the median price has started inching upward..." The "UCLA Business Forecast for California", December 1996 Report ("UCLA Report") further states that certain demographic changes in the state, such as record levels of out-migration and slower growth in the population of young adults, which had contributed to the decline in real estate prices earlier in the decade, may soon reverse.

         Because the Bank typically lends less than 90% of the appraised value of the underlying collateral of loans originated, borrowers originally have equity in their properties. However, when the value of the underlying collateral declines, borrowers may have little or no remaining equity and consequently foreclosure by the Bank becomes more likely. Additionally, multi-family property values have been impacted by decreased rental income resulting from increased vacancies and a general lowering of market rents. Upon foreclosure, or when foreclosure becomes likely, the Bank's assets are recorded at fair value less estimated cost to sell. Consistent with the improved real estate climate in the greater Los Angeles area, non-performing assets declined to 1.78% of total assets at the end of 1996 from 2.33% at the end of 1995 and 2.23% at the end of 1994.

         The Bank continually monitors the sufficiency of the collateral supporting its loan portfolio. The portfolio is evaluated on a number of factors including property location, date of origination and the original loan-to-value ratio. The Bank has added substantial amounts to its general allowance for anticipated loan losses as a result of these evaluations, particularly during 1994 at the height of the real estate recession. The provision for loan losses was $35.2 million in 1996 compared to $28.4 million in 1995 and $85.7 million in 1994.

         The ratio of general valuation allowance to the Bank's assets with loss exposure (the Bank's loan portfolio plus real estate owned) was 1.73% at the end of 1996 compared to 1.35% at the end of 1995 and 1.73% at the end of 1994. The increase in the general valuation allowance at December 31,1996 from December 31,1995 is the result of the increased provision for loan losses and a decrease in charge-offs. The decrease in the general valuation account at December 31, 1995 compared to December 31, 1994 is the result of a decreased provision for loan losses in 1995 compared with 1994, partially offset by decreased loan charge-offs. See "Business - Loan Loss Experience Summary".

         The Bank also maintains separate valuation allowances for impaired loans and loans sold with recourse. See "Business -- Loan Loss Experience Summary" for additional information regarding valuation allowances for these loans.

         Current Interest Rate Environment. Due to the relative strength of the national economy, the Federal Reserve Board ("FRB") decreased interest rates once during 1996 causing key interest rates to remain flat or slightly below year-ago levels. However, during 1995, interest rates were more volatile. The FRB increased interest rates once early in 1995 due to concerns about inflation on the national level but later reduced interest rates twice due to concerns that the national economy was slowing down. In a declining interest rate environment, the Bank's interest rate spread increases due to a time lag inherent in the adjustable loan portfolio. The reverse is true during periods of increasing interest rates. The time lag inherent in the loan portfolio results from operational and regulatory constraints which do not allow the Bank to pass through monthly changes in the primary index utilized for the majority of its adjustable rate loan customers for a period of ninety days. However, interest costs on the Bank's short term deposits and borrowings respond immediately to a change in interest rates.

Because of the stability in interest rates during 1996, this time lag had an insignificant effect on the Bank's operations. See "Asset-Liability Management" and "Components of Earnings - Net Interest Income" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information.

         Competition. The Bank experiences strong competition in attracting and retaining deposits and originating real estate loans. It competes for deposits with many of the nation's largest savings institutions and commercial banks which have significant operations in Southern California. Federal legislation has been passed which imposed a special assessment on institutions with deposits insured by the Savings Association Insurance Fund ("SAIF"). This action recapitalized the SAIF and therefore caused a reduction in the disparity between the insurance assessment rates of the Bank Insurance Fund ("BIF") and the SAIF. See "Summary of Material Legislation and Regulations - Insurance of Accounts."

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

         For an analysis of loan portfolio composition and an analysis of the types of loans originated, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Balance Sheet Analysis - Loan Portfolio and Loan Composition."

         Origination and Sale of Loans. The Bank employs loan officers on an incentive compensation basis to obtain qualified applicants for loans. The Bank also derives business from other sources such as mortgage brokers, borrower referrals and clients from its retail banking branches.

         Loan originations were $302.8 million in 1996, $299.3 million in 1995 and $909.3 million in 1994. Loan originations during 1994 included $59.2 million in loans purchased from other financial institutions. Loan origination volume remained substantially the same in 1996 compared to 1995.

         Management decided to de-emphasize the origination of multi-family loans in 1994 due to real estate market conditions and governmental regulations relating to risk-based capital requirements for such loans. As a result, multi-family loans were 19% of originations in 1996 and 1995 and 18% of loan originations in 1994. Multi-family loans originated during 1996, 1995 and 1994 resulted primarily from the sale of the Bank's foreclosed properties.

         Loans sold totaled $24.1 million in 1996, $36.5 million in 1995 and $43.7 million in 1994. For the year ended December 31, 1996, $22.9 million in loans were originated for sale compared to $34.6 million in 1995 and $49.0 million during 1994. Loans originated for resale totaled 8%, 12% and 5% of loan originations during 1996, 1995 and 1994, respectively.

         Loans held-for-sale at December 31, 1996, 1995 and 1994 were $6.2 million, $7.4 million and $30.4 million, respectively, constituting 0.20%, 0.24% and 0.99%, respectively, of the Bank's total loans at such dates. In December of 1995, the Bank transferred $19.2 million of loans previously "held-for-sale" to its "held-for-investment" portfolio.

         Loans originated for resale are recorded at the lower of cost or market. The time from origination to sale may take up to three months due to packaging requirements. During this time period the Bank may be exposed to price adjustments as a result of fluctuations in market interest rates.

         The Bank structures mortgage-backed securities with loans from its own loan portfolio for use in collateralized borrowing arrangements. In exchange for the improvement in credit risk when the mortgage-backed securities are formed, guarantee fees are paid to the Federal Home Loan Mortgage Corporation ("FHLMC") or the Federal National Mortgage Association ("FNMA"). No loans were converted into mortgage-backed securities in 1996. However, $59.7 million and $198.1 million in loans were converted into mortgage-backed securities during 1995 and 1994, respectively. All of the loans underlying the mortgage-backed securities were originated by the Bank. Therefore, mortgage-backed securities generally have the same experience with respect to prepayment, repayment, delinquencies and other factors as the remainder of the Bank's portfolio.

         In accordance with a Special Report issued by the Financial Accounting Standards Board ("FASB") in November of 1995 to assist in the implementation and understanding of the Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"), the Bank reclassified its entire portfolio of mortgage-backed securities to the available-for-sale category from the held-to-maturity category. In accordance with SFAS No. 115, the portfolio of mortgage-backed securities was recorded at fair value as of December 31, 1996 and 1995. A negative fair value adjustment of $4.1 million, net of taxes, was recorded in stockholders' equity at December 31, 1996. A positive fair value adjustment of $4.9 million, net of taxes was recorded in stockholders' equity at December 31, 1995.

         The Bank serviced $572.3 million in loans for other investors as of December 31, 1996. $230.8 million of these loans were sold under recourse arrangements. The Bank has an additional $20.1 million in loans that were formed into mortgage-backed securities with recourse features, but were still owned by the Bank as of December 31, 1996. Due to regulatory requirements, the Bank maintains capital for loans sold with recourse as if those loans had not been sold. The Bank had been active in these types of transactions in the past, but has not entered into any new recourse arrangements since 1989 when the new capital regulations took effect. Loans sold with recourse are considered along with the Bank's own loans in determining the adequacy of general loan valuation allowances. The decrease in the principal balance of loans sold with recourse to $230.8 million at the end of 1996 from $247.6 million at the end of 1995 and $278.3 million at the end of 1994 was due to loan amortization, payoffs and foreclosures.

         Interest Rates, Terms and Fees. The Bank makes adjustable mortgage loans ("AMLs") with 30 and 40 year terms and interest rates which adjust each month based upon the Federal Home Loan Bank's Eleventh District Cost of Funds Index ("Index"). (See "Asset-Liability Management" in "Management's Discussion and Analysis of Financial Condition and Results of Operations.") While the monthly payment can change annually, the maximum annual change in the payment is limited to 7.5%. Any additional interest due as a result of a rising Index is added to the principal balance of the loan ("negative amortization"). Payments are adjusted every five years without regard to the 7.5% limitation to provide for full amortization during the balance of the loan term. Although the interest rates are adjusted monthly, these loans have maximum interest rates which can be charged ranging from 400 to 750 basis points above their initial interest rate. Generally, these loans may be assumed at any time during their term provided that the Bank enters into a separate written agreement with the current borrower and the qualified borrower to whom the property is transferred. Additionally, the new borrower is required to pay assumption fees customarily charged for similar transactions.

         The Bank offers two primary AML products based on the Index, the "AML IIC" and the "AML IID." The initial interest rate on the AML IIC is below market for the first three months of the loan term. The AML IID has no below market initial interest rate but starts with a pay rate similar to the AML IIC. This results in immediate negative amortization but allows the loan to earn at the fully indexed interest rate immediately. The difference in negative amortization on these two products is minor. 81% of the Bank's AML loan origination volume in 1996 was comprised of these two products.

         Under current portfolio loan programs, the Bank normally lends less than or equal to 90% of a single family property's appraised value at the time of loan origination.

         The Bank generally requires that borrowers obtain private mortgage insurance on loans in excess of 80% of the appraised property value. On certain portfolio loans, the Bank charges premium rates and/or fees in exchange for waiving the insurance requirement. Management believes that the additional rates and fees charged on these loans compensate the Bank for the additional risks associated with this type of loan. Subsequent to the origination of a portfolio loan, the Bank may purchase private mortgage insurance with its own funds. Under certain of these mortgage insurance programs, the Bank acts as co-insurer and participates with the insurer in absorbing any future loss. As of December 31, 1996 and December 31, 1995, loans which had co-insurance totaled $258.9 million and $258.2 million, respectively. Loans over 80% loan-to-value, for which there was no private mortgage insurance, totaled $122.5 million at December 31, 1996 compared to $132.5 million at December 31, 1995 and $128.6 million at December 31, 1994.

         Because AML loan-to-value ratios may increase above those established at the time of loan origination due to negative amortization, the Bank rarely lends in excess of 90% of the appraised value on AMLs. When the Bank does lend in excess of 90% of the appraised value, additional fees and higher rates are charged, and there is no below market initial interest rate. The amount of negative amortization recorded by the Bank increases during periods of rising interest rates. As of December 31, 1996, negative amortization on all loans serviced by the Bank totaled $11.0 million, compared to $6.7 million at December 31, 1995.

         Although regulations permit a maximum amortization period of 40 years for real estate secured home loans and 30 years for other real estate loans, the majority of the Bank's real estate loans provide for a maximum amortization term of 30 years or less. In 1994, the Bank began offering several of its loan products based on an amortization period of 40 years. Loans with 40-year terms constituted 14% and 20% of loan originations during 1996 and 1995, respectively.

         The following table shows the contractual remaining maturities of the Bank's loans at December 31, 1996:



                                                                                LOAN MATURITY ANALYSIS

                                                                                   MATURITY PERIOD
                                         -----------------------------------------------------------------------------------------
                                                                    >1 YEAR
                                            TOTAL       1 YEAR        TO 5        >5-10       >10-20         >20-30         >30
                                           BALANCE      OR LESS      YEARS        YEARS       YEARS           YEARS        YEARS
                                         ----------- -----------  -----------  -----------  -----------   -----------  -----------
                                                                                (Dollars In Thousands)
Interest rate sensitive  loans:
 AMLs...........................          $3,021,246      $8,554     $  8,656      $51,903     $178,388    $2,551,981   $  221,764
                                         ----------- -----------  -----------  -----------  -----------   -----------  -----------
 Fixed-rate loans:
  1st mortgages.................              25,906         147        3,566        6,905        8,314         6,776          198
  2nd mortgages.................                 260           -           94          166            -             -            -
  Consumer and other loans......               1,057       1,057            -            -            -             -            -
                                         ----------- -----------  -----------  -----------  -----------   -----------  -----------
 Total..........................          $3,048,469      $9,758      $12,316      $58,974     $186,702    $2,558,757     $221,962
                                         =========== ===========  ===========  ===========  ===========   ===========  ===========

Non-accrual, Past Due, Impaired and Restructured Loans

         The Bank establishes allowances for delinquent interest equal to the amount of accrued interest on all loans 90 days or more past due or in foreclosure. This practice effectively places such loans on non-accrual status for financial reporting purposes.

         The following is a summary of non-accrual loans for which delinquent interest allowances had been established as of the end of each of the periods indicated:


                                    % OF                 % OF                 % OF                 % OF                 %OF
                           1996     TOTAL     1995       TOTAL       1994     TOTAL       1993     TOTAL     1992      TOTAL
                          -------  ------    -------   --------    -------   -------   --------   -------   -------   -------
                                                                (Dollars In Thousands)
Non-accrual Loans:
Single family..........   $25,602      35%   $25,991         26%   $13,041        14%  $ 25,317        24%  $24,634        35%
                          -------  ------    -------   --------    -------   -------   --------   -------   -------   -------
Multi-family...........    44,754      62     69,579         70     60,213        64     70,207        66    42,481        60
Commercial.............     2,223       3      3,313          4     20,986        22     10,307        10     3,623         5
Other..................         -       -        220          -        245         -        245         -       271         -
                          -------  ------    -------   --------    -------   -------   --------   -------   -------   -------
   Total Non-accrual
    Loans..............   $72,579     100%   $99,103        100%   $94,485       100%  $106,076       100%  $71,009       100%
                          =======  ======    =======   ========    =======   =======   ========   =======   =======   =======



         The allowance for delinquent interest, based on loans past due more than 90 days or in foreclosure, totaled $4.2 million, $5.6 million, $5.2 million, $5.7 million and $4.3 million at December 31, 1996, 1995, 1994, 1993 and 1992, respectively.

         The Bank has debt restructurings which result from temporary modifications of principal and interest payments. Under these arrangements, loan terms are typically reduced to no less than a monthly interest payment required under the note. If the borrower is unable to return to scheduled principal and interest payments at the end of the modification period, foreclosure procedures are initiated or the modification period may be extended. As of December 31, 1996, the Bank had modified loans totaling $15.3 million, net of loan loss allowances of $4.0 million. This compares with $19.4 million, net of loan loss allowances of $5.3 million as of December 31, 1995. Modified loans 90 days or more delinquent as of December 31, 1996 were $472 thousand. No modified loans were 90 days or more delinquent as of December 31, 1995.

       The Bank adopted the FASB's Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS No. 114"), effective January 1, 1994. SFAS No. 114 requires the measurement of impaired loans based on the present value of expected future cash flows discounted at the loan's effective interest rate, or at the loan's observable market price or at the fair value of its collateral. SFAS No. 114 does not apply to large groups of homogeneous loans that are collectively reviewed for impairment. For the Bank, loans collectively reviewed for impairment include all single family loans less than $500 thousand and multi-family loans less than $750 thousand. The adoption of SFAS No. 114 did not result in material additions to the Bank's provision for loan losses.

         The Bank adopted the FASB's Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures" ("SFAS No. 118"), effective January 1, 1995. SFAS No. 118 amends SFAS No. 114 to allow a creditor to use existing methods for recognizing interest income on an impaired loan. SFAS No. 118 requires, among other things, additional disclosure, either in the body of the financial statements or in the accompanying notes, about the recorded investment in certain impaired loans and about how a creditor recognizes interest income related to those impaired loans.

         Prior to the adoption of SFAS No. 114, the Bank considered the transfer of specific allowances from general valuation allowances to be "charge-offs." Pursuant to SFAS No. 114, the Bank now considers allowances on impaired loans to be charge-offs when the loan is foreclosed upon or the borrower is permitted to satisfy the debt with less than a full repayment of the amount owed.

         Pursuant to SFAS No. 114, a loan is considered to be impaired when management believes that it is probable that the Bank will be unable to collect all amounts due under the contractual terms of the loan. Estimated impairment losses are recorded as separate valuation allowances and may be subsequently adjusted based upon changes in the measurement of impairment. Impaired loans, which are disclosed net of valuation allowances, include non-accrual major loans (single family loans with an outstanding principal amount greater than or equal to $500 thousand and multi-family and commercial real estate loans with an outstanding principal amount greater than or equal to $750 thousand), modified loans, and major loans less than 90 days delinquent in which full payment of principal and interest is not expected to be received.

         Valuation allowances for impairment totaled $12.4 million as of December 31, 1996 and $26.1 million as of December 31, 1995. The following is a summary of impaired loans, net of valuation allowances for impairment, for the periods indicated:

                                      December 31,          December 31,
                                          1996                 1995
                                      ------------          ------------
                                              (Dollars In Thousands)
Non-accrual loans   . . . . .         $     20,052         $      34,503
Modified loans      . . . . .                5,996                16,573
                                      ------------          ------------
Other impaired loans  . . . .               11,586                35,333
                                      ------------          ------------
                                      $     37,634          $     86,409
                                      ============          ============


         When a loan is considered impaired, the Bank measures impairment based on the present value of expected future cash flows (over a period not to exceed 5 years) discounted at the loan's effective interest rate. However, if the loan is "collateral-dependent" or a probable foreclosure, impairment is measured based on the fair value of the collateral. When the measure of an impaired loan is less than the recorded investment in the loan, the Bank records an impairment allowance equal to the excess of the Bank's recorded investment in the loan over its measured value. Impaired loans for which there were no valuation allowances established totaled $4.1 million and $9.3 million as of December 31, 1996 and December 31, 1995, respectively. The following summary details impaired loans measured using the present value of expected future cash flows discounted at the effective interest rate of the loan and impaired loans measured using the fair value method for the periods indicated:

                                     December 31,           December 31,
                                        1996                    1995
                                    ------------            ------------
                                             (Dollars In Thousands)
Present value method  . . .         $      2,992            $     15,995
Fair value method   . . . .               34,642                  70,414
                                    ------------            ------------
Total impaired loans  . . .         $     37,634            $     86,409
                                    ============            ============

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

         The following is an analysis of the activity in the Bank's valuation allowance for impaired loans during the periods indicated (dollars in thousands):

Balance at December 31, 1993  . . . . . . . . . . . . .              -
  Provision for loan losses   . . . . . . . . . . . . .    $    32,528
  Charge-offs   . . . . . . . . . . . . . . . . . . . .         (8,641)
                                                           -----------
Balance at December 31, 1994  . . . . . . . . . . . . .         23,887
  Provision for loan losses   . . . . . . . . . . . . .         21,418
  Charge-offs   . . . . . . . . . . . . . . . . . . . .        (19,204)
                                                           -----------
Balance at December 31, 1995  . . . . . . . . . . . . .         26,101
  Provision for loan losses   . . . . . . . . . . . . .         11,387
  Charge-offs   . . . . . . . . . . . . . . . . . . . .        (25,138)
                                                           -----------
Balance at December 31, 1996  . . . . . . . . . . . . .    $    12,350
                                                           ===========

         Cash payments received from impaired loans are recorded in accordance with the contractual terms of the loan. The principal portion of the payment is used to reduce the principal balance of the loan, whereas the interest portion is recognized as interest income.

         The average recorded investment in impaired loans for December 31, 1996 and 1995 was $52.7 million and $91.8 million, respectively. The amount of interest income recognized from impaired loans during the years ended December 31, 1996 and 1995 was $2.7 million and $6.1 million, respectively, under the cash basis method of accounting. Interest income recognized under the accrual basis method of accounting for the years ended December 31, 1996 and 1995 totaled $2.5 million and $5.7 million, respectively.

         Prior to SFAS No. 114, the Bank had a policy of establishing valuation allowances for all loans deemed to be probable foreclosures based on the fair value of the collateral. As a result, SFAS No. 114 did not have a material impact on the Bank's allowance for loan losses.

         The table below shows the Bank's net investment in non-accrual loans determined to be impaired, by property type, as of the periods indicated:

                                                 December 31,     December 31,
                                                     1996             1995
                                                  ----------      ----------
                                                    (Dollars In Thousands)
Single family   . . . . . . . . .                  $    2,002       $   1,677
                                                   ----------      ----------
Multi-family  . . . . . . . . . .                      17,417          32,826
Commercial  . . . . . . . . . . .                         633               -
                                                   ----------      ----------
                                                   $   20,052      $   34,503
                                                   ==========      ==========

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

         Based on the factors above, the Bank's general valuation allowance (including general valuation allowances for loans sold with recourse) was 1.86% of total assets with loss exposure (including loans sold with recourse) at December 31, 1996, 1.52% at December 31, 1995 and 1.82% at December 31, 1994.
Depending on the economy and real estate markets in which the Bank operates, increases in the general valuation allowance may be required in future periods. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's general valuation allowance. These agencies may require the Bank to establish additional general valuation allowances based on their judgment of the information available at the time of their examination.

         The following table details general valuation allowances by loan type for the periods indicated, including the general valuation allowance for loans sold with recourse:



                                          % OF                 % OF                % OF               % OF                % OF
                                1996      TOTAL      1995      TOTAL     1994      TOTAL    1993      TOTAL     1992      TOTAL
                                                                        (Dollars In Thousands)
                              -------------------------------------------------------------------------------------------------
Real Estate Loans:
  Single Family .......       $ 15,355      24%    $  8,887      17%    $  6,938     11%   $  6,607      14%   $  3,935     14%
                              --------    ----     --------    ----     --------   ----    --------   -----    --------   ----
  Multi-Family  .......         44,078      70       35,278      68       50,018     79      37,691      81      20,708     75

  Commercial  .........          3,587       6        7,529      15        6,170     10       2,551       5       3,154     11
  Non-Real Estate Loans.           278       -          232       -          175      -          51       -          57      -
                              --------    ----     --------    ----     --------   ----    --------   -----    --------   ----
  Total   .............       $ 63,298     100%    $ 51,926     100%    $ 63,301    100%   $ 46,900     100%   $ 27,854    100%
                              ========    ====     ========    ====     ========   ====    ========   =====    ========   ====


         The following is an analysis of the activity in the Bank's general valuation allowance for the periods indicated:

           GENERAL  VALUATION ALLOWANCES AND LOAN CHARGE-OFF ACTIVITY



                                                              YEAR ENDED DECEMBER 31,
                                         -------------------------------------------------------------
                                            1996        1995         1994         1993          1992
                                         ---------    ---------    ---------    ---------    ---------
                                                               (Dollars In Thousands)
Beginning General Valuation
  Allowance..........................    $  42,876    $  55,353    $  46,900    $  27,854    $  13,937
                                         ---------    ---------    ---------    ---------    ---------

Provisions for Loan Losses...........       23,768        6,958       53,172       67,679       41,384
Charge-Offs, Net of Recoveries:
  Single Family......................       (8,845)      (6,040)     (16,127)      (8,605)      (4,863)
  Multi-Family.......................       (2,448)     (13,676)     (19,800)     (38,178)     (22,470)
  Commercial.........................          240          851         (664)      (1,574)           -
  Non-Real Estate....................            9          (67)        (180)        (276)        (134)
                                         ---------    ---------    ---------    ---------    ---------
  Total Charge-Offs..................      (11,044)     (18,932)     (36,771)     (48,633)     (27,467)

Transfer to Liability Account for
        Loans Sold with Recourse.....            -         (503)      (7,948)           -            -
                                         ---------    ---------    ---------    ---------    ---------
Transfer to Real Estate General
  Valuation Allowance................         (700)           -            -            -            -
                                         ---------    ---------    ---------    ---------    ---------
Ending General Valuation
        Allowances...................    $  54,900    $  42,876    $  55,353    $  46,900    $  27,854
                                         =========    =========    =========    =========    =========

         The Bank also has a general valuation allowance for loans sold with recourse. This allowance was included in the general valuation allowance balance in years prior to 1994. The amount of this recourse general valuation allowance totaled $6.2 million and $5.3 million at December 31, 1993 and 1992, respectively. The activity in the general valuation allowance for loans sold with recourse for 1994, 1995 and 1996 is presented below (dollars in thousands):

Balance at December 31, 1993  . . . . . . . . . . . . . .        $        -
Transfer from general valuation allowance . . . . . . . .             7,948
                                                                  ---------
Balance at December 31, 1994  . . . . . . . . . . . . . .             7,948
Provisions for loan losses
  (recorded as loss on sale of loans) . . . . . . . . . .             2,123
Transfer from general valuation allowance . . . . . . . .               503
Charge-offs . . . . . . . . . . . . . . . . . . . . . . .             (1,524)
                                                                  ---------
Balance at December 31, 1995  . . . . . . . . . . . . . .             9,050
Charge-offs . . . . . . . . . . . . . . . . . . . . . . .              (652)
                                                                  ---------
Balance at December 31, 1996  . . . . . . . . . . . . . .         $   8,398
                                                                  =========

         Net loan charge-offs, including net charge-offs from the general valuation allowance, impaired allowance and the general valuation allowance for loans sold with recourse totaled $37.5 million, $39.7 million, $45.4 million, $48.6 million and $27.5 million for 1996, 1995, 1994, 1993 and 1992, respectively, representing 1.21%, 1.28%, 1.58%, 1.82% and 1.11% of the average loan portfolio for such periods.

         The high level of loan charge-offs since 1989 is due to recessionary factors such as increased vacancies on multi-family properties, decreased real estate values, layoffs and slower rates of real estate sales. These recessionary factors have negatively impacted the ability of some borrowers to make loan payments on a timely basis or sell their properties prior to foreclosure. Any increase in charge-offs would adversely impact the Company's future loan loss provisions and earnings. Charge-offs during 1996, 1995 and 1994 included $692 thousand, $2.4 million and $13.8 million, respectively, in losses attributable to the January 17, 1994 earthquake.

         See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset Quality Ratios" for an analysis of the Bank's general valuation allowances as a percentage of non-accrual loans, the total loan portfolio and total loans with loss exposure.

         Potential Problem Loans. The Bank also has $44.0 million in potential problem loans as of December 31, 1996. These are loans which do not meet the criterial of impaired or non-performing loans but have displayed some past or present weakness. If the weakness is not corrected, the loan could eventually result in a loss to the Bank.

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

         Following the acquisition of foreclosed real estate ("REO"), the Bank evaluates the property and establishes a plan for marketing and disposition. The Bank inspects the property, using the Bank's appraisal staff. After inspecting the property, the Bank determines whether the property may be disposed of in its present condition or if repairs, rehabilitation or improvements are necessary.

         The following table provides information regarding the Bank's REO activity for the periods indicated:

                                              REAL ESTATE OWNED ACTIVITY
                                                YEAR ENDED DECEMBER 31,
                                      --------------------------------------
                                         1996          1995           1994
                                         ----          ----           ----
                                              (Dollars In Thousands)
Beginning Balance...............      $  19,701      $  16,724     $  26,878
                                      ---------      ---------     ---------
Additions.......................         74,886         64,053        67,466
Sales...........................        (80,256)       (61,076)      (77,620)
                                      ---------      ---------     ---------
Ending Balance..................      $  14,331      $  19,701     $  16,724
                                      =========      =========     =========


         The Bank's Asset Classification Committee meets at least monthly to review and monitor the condition of the loan portfolio on an ongoing basis. Additionally, a special workout group of the Bank's officers meets at least weekly to resolve delinquent loan situations and to initiate actions enforcing the Bank's rights in security properties pending foreclosure and liquidation.

         Other Interest-Earning Assets. The Bank owned no contractually delinquent interest-earning assets other than loans as of December 31, 1996.

 Investment Activities

         Savings institutions are required by federal regulations to maintain a minimum ratio of liquid assets which may be invested in certain government and other specified securities. This level is adjusted from time to time in response to prevailing economic conditions and as a means of controlling the amount of available mortgage credit. At December 31, 1996, the regulatory liquidity requirement was 5.00% and the Bank's liquidity percentage was 5.11%.

         It is the Bank's policy to maintain liquidity investments at a modest level and to use available cash to originate mortgages which normally command higher yields. Therefore, interest income on investments generally represents less than 5% of total revenues.

         In November 1995, the Financial Accounting Standards Board issued a Special Report as an aid in understanding and implementing Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments and Debt Securities" ("SFAS 115"). In accordance with the report, the Bank reclassified its entire portfolio of liquidity-qualifying investments to the available-for-sale portfolio from the held- to-maturity portfolio. The Bank recorded negative fair value adjustments of $128 thousand and $322 thousand, net of taxes, to stockholders' equity as of December 31, 1996 and 1995, respectively. Management believes that the reclassification will provide greater flexibility to the Bank in the future.

         The following table summarizes the total investment portfolio at historical cost (including liquid investments) by type at the end of the periods indicated:

                                                            DECEMBER  31,
                                 ---------------------------------------------------------------------
                                    1996          1995           1994            1993           1992
                                 ---------      ---------      ---------      ---------      ---------
                                                            (Dollars In Thousands)
U.S. Treasury Securities  .      $     301     $      301      $   4,205      $   5,111      $   7,113
                                 ---------      ---------      ---------      ---------      ---------
U.S. Agency Securities  . .         49,989         46,561         36,565         42,600         11,034
Collateralized Mortgage
 Obligations  . . . . . . .         19,372         29,874         43,282         56,125         25,589
                                 ---------      ---------      ---------      ---------      ---------
                                    69,662        $76,736         84,052        103,836         43,736
Unrealized loss on
 securities available-for-sale        (222)          (552)             -              -              -
                                 ---------      ---------      ---------      ---------      ---------
                                 $  69,440      $  76,184      $  84,052      $ 103,836      $  43,736
                                 ---------      ---------      ---------      ---------      ---------

Weighted average yield on
 interest-earnings invest-
 ments end of period  . . .           5.98%          5.15%          5.08%          5.16%          6.18%
                                 ---------      ---------      ---------      ---------      ---------


The following is a summary of the maturities of investment securities at historical value as of December 31, 1996:

                                                           MATURITY
                                 ------------------------------------------------------
                                                                                                       TOTAL HISTORICAL
                                       WITHIN 1 YEAR                   1-5 YEARS                             VALUE
                                 ------------------------      ------------------------      ---------------------------------

                                                 WEIGHTED                     WEIGHTED                   WEIGHTED     AVERAGE
                                                 AVERAGE                       AVERAGE                    AVERAGE     MATURITY
                                   AMOUNT         YIELD          AMOUNT         YIELD         AMOUNT       YIELD       YRS/MOS
                                 ---------      ---------      ---------      ---------      ---------   ---------   ---------
                                                             (Dollars In Thousands)
U.S. Treasury
 Securities . . . . . .          $     200           5.50%     $     101           6.61%     $     301        5.87%        0/8
U.S. Agency Securities.             29,991           6.88         19,998           5.34         49,989        6.26         0/8

Collateralized Mortgage
 Obligations  . . . . .             14,746           5.15          4,626           5.65         19,372        5.27         1/6
                                 ---------      ---------      ---------                     ---------
                                 $  44,937           6.30      $  24,725           5.41      $  69,662        5.98        0/11
                                 =========      =========      =========      =========      =========   =========   =========


 Sources of Funds

         General. The Bank's principal sources of funds are savings deposits, advances from the Federal Home Loan Bank of San Francisco ("FHLBSF") and securities sold under agreements to repurchase.

         Deposits. The Bank obtains deposits through three different sources:
1) its retail branch system; 2) its telemarketing department (phone solicitations by designated employees); and 3) national brokerage firms.

         The cost of funds, operating margins and net earnings of the Bank associated with brokered and telemarketing deposits are generally comparable to the cost of funds, operating margins and net earnings of the Bank associated with retail deposits, Federal Home Loan Bank ("FHLB") borrowings and securities sold under agreements to repurchase. As the cost of each source of funds fluctuates from time to time, the Bank seeks funds from the lowest cost source until the relative costs change. As the costs of funds, operating margins and net income of the Bank associated with each source of funds are generally comparable, the Bank does not deem the impact of a change in incremental use of any one of the specific sources of funds at a given time to be material.

         Deposits acquired through the telemarketing department are typically placed by managers of pension funds and represented 6%, 11% and 9% of total deposits at December 31, 1996, 1995 and 1994, respectively. The level of telemarketing deposits varies based on yields available to depositors on other investment instruments and the depositors' perception of the Bank's credit worthiness.

         Deposits acquired through national brokerage firms represented 20%, 23% and 26% of total deposits at December 31, 1996, 1995 and 1994, respectively. Any fees paid to deposit brokers are amortized over the term of the deposit. Based on historical renewal percentages, management believes that these deposits are a stable source of funds. The Bank accepted brokered deposits during the first nine months of 1994, as an adequately-capitalized institution, pursuant to a waiver obtained from the Federal Deposit Insurance Corporation ("FDIC"). Institutions meeting the regulatory capital standards necessary to be deemed well-capitalized are not required to obtain a waiver from the FDIC in order to accept brokered deposits. See "Management's Discussion and Analysis - Capital Resources and Liquidity."

         Retail deposits were $1.5 billion at December 31, 1996, 1995 and 1994. Retail deposits comprised 74% of total deposits at December 31, 1996, 66% of total deposits at December 31, 1995 and 65% at December 31, 1994. The level of deposits has decreased slightly over the last three years due to increased competition for retail savings deposits in Southern California. The Bank operated 25 retail branches at the end of 1996.

         The interest rates paid on deposits are a major determinant of the Bank's average cost of lendable funds. The following tables set forth information regarding the amount of deposits in the various types of savings programs offered by the Bank at the end of the years indicated and the average balances and rates for those years:


                                                                    DECEMBER 31,
                                              ------------------------------------------------------------------------
                                                        1996                      1995                    1994
                                              ----------------------     --------------------    ---------------------
                                                 AMOUNT         %           AMOUNT       %           AMOUNT         %
                                              ------------   -------     ------------ -------     ------------   ------
                                                                   (Dollars In Thousands)
Variable rate non-term  accounts:
  Money market deposit accounts
  (weighted average rate of 2.82%,
   2.52% and 2.55%).......................      $  130,173         7%      $  125,352       6%      $  161,147        7%
  Interest-bearing checking accounts
   (weighted average rate of 1.01%
   1.20% and 2.14%).......................         165,616         8          145,801       7          169,416        7
  Passbook accounts (2.04%, 2.04%
   and 2.29%).............................          94,718         5           96,948       4          114,075        5


  Non-interest bearing checking
   accounts...............................          40,404         2           54,876       2           36,773        2
                                              ------------   -------     ------------ -------     ------------   ------
                                                   430,911        22          422,977      19          481,411       21
                                              ------------   -------     ------------ -------     ------------   ------
  Fixed term rate certificate accounts:
  Under six month term (weighted
    average rate of 5.11%, 5.21%
     and 4.64%)...........................         160,430         8          126,599       6           89,763        4

  Six month term (weighted average
   rate of 5.69%, 5.42% and 4.99%)........         204,048        10          417,855      19          282,130       12

  Nine month term (weighted average of
   5.45%, 5.98% and 4.90%)................         246,777        13          144,308       6          104,962        5
  One year to 18 month  term (weighted
   average rate of 5.32%, 5.57% and
   4.76%).................................         304,532        16          235,164      11          512,846       22

  Two year or 30 month term (weighted
    average rate of 5.32%, 5.55% and
    5.22%)................................          40,498         2           239,411     11          315,223       14

  Over 30 month term (weighted
    average rate of 6.27%, 6.31%
    and 6.20%)............................         202,724        10           238,742     11          285,438       12

  Negotiable certificates of $100,000
    and greater, 30 day to one year terms
    (weighted average rate of 5.39%,
    5.66% and 4.79%)......................          367,528       19          379,980      17          227,141       10
                                               ------------   -------     ------------ -------     ------------   ------

                                                 1,526,537        78        1,782,059      81        1,817,503       79
                                              ------------   -------     ------------ -------     ------------   ------

  Total deposits (weighted average
   rate of 4.67%, 4.89% and 4.49%).....       $  1,957,448       100%    $  2,205,036     100%    $  2,298,914      100%
                                              ============   =======     ============ =======     ============   ======

                                                               DURING THE YEAR ENDED DECEMBER 31,
                                          -----------------------------------------------------------------------

                                                  1996                 1995                        1994
                                          -------------------   -------------------      ------------------------
                                            AVERAGE    AVERAGE   AVERAGE     AVERAGE       AVERAGE     AVERAGE
                                            BALANCE     RATE     BALANCE      RATE         BALANCE       RATE
                                          ----------   -------  ----------   -------     ------------   --------
                                                                    (Dollars In Thousands)
Passbook Accounts......................   $   94,858     2.02%  $  103,737     2.20%      $   118,776       2.26%
Money Market Deposit Accounts..........      125,722     2.61      137,099     2.59           188,663       2.35
Interest-bearing Checking Accounts.....      142,487     0.96      195,920     1.39           204,882       1.66
Fixed term Certificate Accounts........    1,615,926     5.42    1,808,422     5.56         1,760,744       4.37
                                          ----------            ----------                 ----------
                                          $1,978,993     4.76%  $2,245,178     4.86%       $2,273,065       3.85%
                                          ==========            ==========                 ==========


         The following table shows the maturity distribution of jumbo certificates of deposit ($100,000 and greater) as of December 31, 1996 (dollars in thousands):

        Maturing in:
                1 month or less...................       $ 101,202
                Over 1 month to 3 months..........          93,720
                Over 3 months to 6 months.........          79,915
                Over 6 months to 12 months........          92,691
                                                         ---------
                      Total.......................       $ 367,528
                                                         =========

         Based on historical renewal percentages at maturity, management believes that jumbo certificates of deposit are a stable source of funds. For additional information with respect to deposits, see Note 8 of the Notes to Consolidated Financial Statements.

         Borrowings. The FHLB System functions as a source of credit to financial institutions which are members of a regional Federal Home Loan Bank. The Bank may apply for advances from the FHLBSF secured by the FHLBSF capital stock owned by the Bank, certain of the Bank's mortgages and other assets (principally obligations issued or guaranteed by the United States government or agencies thereof). Advances can be requested for any sound business purpose which an institution is authorized to pursue. Any institution not meeting the qualified thrift lender test will be subject to restrictions on its ability to obtain advances from the FHLBSF. See "Summary of Material Legislation and Regulation - Qualified Thrift Lender Test." In granting advances, the FHLBSF also considers a member's creditworthiness and other relevant factors.

         Total advances from the FHLBSF were $1.2 billion at December 31, 1996 at a weighted average rate of 5.71%. This compares with advances of $890.0 million at December 31, 1995 and $863.2 million at December 31, 1994 at weighted average rates of 6.12% and 5.96%, respectively. These advances were often the most available source of funds to the Bank during 1996 and 1995. The Bank has credit availability with the FHLBSF which allows it to borrow up to 40% of the Bank's assets or approximately $1.7 billion at December 31, 1996.

         The Bank enters into sales of securities under agreements to repurchase (reverse repurchase agreements) which require the repurchase of the same securities. The agreements are treated as borrowings in the Company's Consolidated Statements of Financial Condition. There are certain risks involved with doing these types of transactions. In order to minimize these risks, the Bank's policy is to enter into agreements only with well-known national brokerage firms which meet their regulatory capital requirements. Borrowings under reverse repurchase agreements totaled $646.5 million at December 31, 1996 at a weighted average rate of 5.42% and were secured by mortgage-backed securities with principal balances totaling $689.1 million. Borrowings under reverse repurchase agreements totaled $724.6 million at December 31, 1995 and $691.1 million at December 31, 1994 at weighted average rates of 5.68% and 5.81%, respectively.

         The Company issued $50 million in 10-year senior unsecured notes ("Notes") in September of 1994. The Notes are interest only, with an interest rate of 11.75% and are due October 2004. The $47.8 million in net proceeds were contributed to the Bank as capital. The Notes are governed by the terms of an indenture dated September 28, 1994 (the "Indenture"). The Indenture contains financial and operating covenants which, among other things, (i) limit the incurrence of debt by the Company, (ii) limit the payment of dividends and the making of certain other distributions by the Company and its subsidiaries, including the Bank, (iii) limit the disposition of, and the existence of liens on, the stock of the Company's subsidiaries, (iv) limit the existence of certain liens on other property or assets of the Company and (v) limit the ability of the Company to enter into certain transactions with affiliates. Management does not believe that these covenants impair the Bank's activities in the ordinary course of business. The amount of annual interest due on the Notes is $5.9 million. The Company is solely dependent upon the Bank's ability to pay dividends to provide funds for meeting the interest due on these Notes. See "Summary of Material Legislation and Regulations" for a discussion of regulatory restrictions on dividends and other capital distributions.

         Borrowings from all sources totaled $1.9 billion, $1.7 billion and $1.6 billion at weighted average rates of 5.77%, 6.11% and 6.04% at December 31, 1996, 1995 and 1994, respectively. Due to increased competition for deposits, the Bank increased its use of borrowings in 1996 and 1995 to meet its cash flow requirements.

         The Bank's portfolio of short term borrowings includes short-term variable rate credit advances and FHLB advances due in less than one year from the FHLBSF, securities sold under agreements to repurchase and other short term borrowings. The following schedule summarizes short term borrowings for the last three years:


                                                                              MAXIMUM
                                                                             MONTH-END
                                                          END OF PERIOD     OUTSTANDING        AVERAGE FOR PERIOD
                                                       ------------------     BALANCE        ----------------------
                                                                            DURING THE
                                                       OUTSTANDING   RATE     PERIOD         OUTSTANDING     RATE
                                                       -----------   ----   ----------      ------------     -----
                                                                        (Dollars In Thousands)
1996
----
Short term variable rate credit advances..............  $  32,000     7.33%   $    32,000     $     87        7.33%
Short term FHLB Advances..............................    980,000     5.69      1,140,000      896,250        5.74
Securities sold under agreements to repurchase........    646,482     5.42        715,465      678,420        5.40
Other short term borrowings...........................      2,000     5.53         22,900       15,802        5.55

1995
----
Short term variable rate credit advances..............  $  21,000     6.90%   $    59,000     $  9,154        6.09%
Short term FHLB Advances..............................    810,000     6.11        990,000      728,077        6.32
Securities sold under agreements to repurchase....        724,643     5.68        749,546      718,057        5.93
Other short term borrowings...........................      2,300     5.82         15,000        8,565        5.99

1994
----
Short term variable rate credit advances..............  $  39,000     7.33%   $   215,000     $ 78,231        5.13%
Short term FHLB Advances..............................    500,000     6.22        525,000      179,231        5.58
Securities sold under agreements to repurchase....        691,121     5.81        691,121      602,681        4.55
Other short term borrowings...........................        500     5.60         39,800       16,835        3.72


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

         As of December 31, 1996, the Bank had invested an aggregate of $999 thousand (primarily equity) in Seaside, Oceanside and SMCG. Revenues and operating results of these subsidiaries accounted for less than 1% of consolidated revenues in 1996 and no material change is presently foreseen. For the past several years, only Seaside and Oceanside have been active.

         Real Estate Development Activities. Seaside has not been involved in any real estate development activity for the last four years and there are no plans for future real estate projects. Therefore, no gains or losses on real estate development activities were recorded during 1996, 1995 or 1994.

         Seaside continues to hold two condominium units which are rented to the Bank for use by its employees. In 1995, a house, previously rented to the Bank, was sold. At December 31, 1996, Seaside's investment in the units totaled $114 thousand. There were no loans outstanding against the properties at December 31, 1996. Both units are located in Southern California.

         Trustee Activities. Seaside acts as trustee on the Bank's loans. Trustee fees for this activity amounted to $695 thousand, $462 thousand and $403 thousand in 1996, 1995 and 1994, respectively.

         Insurance Brokerage Activities. Oceanside engages in limited insurance brokerage activities. Income to date from this source has been insignificant. In 1996, Oceanside began operating as a licensed life insurance agent solely for the purpose of receiving commissions on the sale of fixed and variable rate annuities and mutual funds conducted in the Bank's offices by a licensed third party vendor. During 1996, Oceanside received commission income of approximately $428 thousand from the sale of non-insured investment products by the Bank's strategic partner, Independent Financial Securities, Inc. ("IFS"). IFS, a registered broker-dealer, conducts its sales activities in the Bank's branch offices and the Bank receives a percentage of the commissions on such sales through its licensed insurance agency, Oceanside.

 Employees

         As of December 31, 1996, the Bank had a total of 442 full time equivalent employees, including 78 part-time employees. No employees were represented by a collective bargaining group. At present, the Company has no employees who are not also employees of the Bank. The Bank provides its regular full-time employees with a comprehensive benefits program that includes basic and major medical insurance, long-term disability coverage, sick leave, a 401(k) plan and a profit sharing employee stock ownership plan. The Bank considers its employee relations to be excellent.

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

         As a member of the FHLB System, the Bank is required to own capital stock in its regional FHLB, the FHLBSF, in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the end of each year, or 5% of its outstanding borrowings from the FHLBSF. The Bank was in compliance with this requirement, with an investment of $62.4 million in FHLBSF stock at December 31, 1996.

         The FHLBSF serves as a source of liquidity for the member institutions within its assigned region, the FHLB Eleventh District. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the Federal Housing Finance Board and the Board of Directors of the FHLBSF. At December 31, 1996, the Bank's advances from the FHLBSF amounted to $1.2 billion, or 32% of the Bank's total funding sources (deposits and borrowings).

         As a result of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), the FHLBs are required to provide funds for the resolution of troubled savings institutions and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low and moderate income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future. These contributions also could have an adverse effect on the value of FHLB stock in the future. For the year ended December 31, 1996, dividends paid by the FHLBSF to the Bank totaled approximately $3.5 million.

         Savings and Loan Holding Company Regulations. The activities of savings and loan holding companies are governed by the Home Owners' Loan Act, as amended. Pursuant to that statute, the Company is subject to certain restrictions with respect to its activities and investments.

         A savings and loan holding company, like FFC, which controls only one savings association is exempt from restrictions on the conduct of unrelated business activities that are applicable to savings and loan holding companies that control more than one savings association. The restrictions on multiple savings and loan holding companies are similar to the restrictions on the conduct of unrelated business activities applicable to bank holding companies under the Bank Holding Company Act. The Company would become subject to these restrictions if it were to acquire control of another savings association or if the Bank were to fail to meet its qualified thrift lender ("QTL") test. See "Qualified Thrift Lender Test."

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

         "Tangible capital" means stockholders' equity computed in accordance with generally accepted accounting principles less any intangible assets, less unrealized gains and losses on certain "available-for-sale" securities, plus purchased mortgage servicing rights and purchased credit card relationships, subject to certain limitations. "Core capital" is generally defined the same as tangible capital except that certain qualifying intangible assets may be included. The Bank has no such qualifying intangible assets as of December 31, 1996. The "risk- based capital" ratio is defined as the ratio of total capital to total assets after the assets have been risk-weighted in accordance with certain percentages developed by the OTS and the other bank regulatory agencies. Total capital for purposes of the risk-based capital requirements consists of core capital and supplementary capital, less cash pledged for credit support in certain loan sales. Supplementary capital includes, among other things, a portion of the general loan valuation allowance. The general loan valuation allowance may generally be included in supplementary capital up to 1.25% of risk-weighted assets. At December 31, 1996, $29.6 million of the Bank's $54.9 million in general valuation allowances were included in supplementary capital. Supplementary capital may be used to satisfy an institution's risk-based capital requirement in an amount not greater than its core capital. The Bank is considered to be "well capitalized" for purposes of these capital measures. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity - Capital Requirements."

         The Capital Regulations substantially changed the capital requirements for asset sales with recourse or the retention of the subordinated portion of a senior/subordinated loan participation or interest in a package of loans sold. Essentially, the Capital Regulations treat asset sales with recourse as if they had not occurred, and generally require a savings institution to maintain capital against the entire amount of assets sold with recourse, even if the recourse is for less than the full amount of assets sold, with one limited exception. The exception is that assets sold with recourse with respect to which the recourse percentage is less than the applicable risk-based capital requirement are not included in risk-weighted assets; however, capital is required to be maintained in an amount equal to such recourse amount. A savings institution's retention of the subordinated portion of a senior/subordinated loan participation or interest in a package of loans sold is treated in the same manner as an asset sale with recourse. Since the change in regulation, the Bank has not been active in such loan sales. At December 31, 1996 the Bank had loans sold with recourse or subordination totaling $230.9 million on which it was required to hold additional capital. The amount of capital required to be maintained against such off-balance sheet loans was $11.8 million.

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

         Under the risk-based assessment system, a savings institution is categorized into one of three capital categories: well capitalized, adequately capitalized, and undercapitalized. A savings institution is also categorized into one of three supervisory subgroup categories based on evaluations by the OTS. In addition to deposit insurance assessments, the OTS has imposed assessments and examination fees on savings institutions. OTS assessments for the Bank increased to $611 thousand in 1996, from $603 thousand in 1995 and $547 thousand in 1994.

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

         Recent Legislation. In a significant and long-awaited development, the Savings Association Insurance Fund ("SAIF") was recapitalized as part of the Economic Growth and Regulatory Paperwork Reduction Act of 1996 (the "Economic Growth Act"), which was enacted September 30, 1996. This legislation included the Deposit Insurance Funds Act of 1996 (the "DIFA)" which provided for the recapitalization of the SAIF through a special assessment levied on all institutions that have SAIF-insured deposits. The Economic Growth Act provides that if the thrift charter has been eliminated by January 1, 1999 through additional legislation, then the Bank Insurance Fund ("BIF"), which insures the accounts of most commercial banks, and the SAIF will be merged into the "Deposit Insurance Fund" ("DIF") of the FDIC. There is no assurance that such additional legislation will be enacted.

         The Economic Growth Act also provides for funding for payments due on a bond issued by the Federal Insurance Corporation ("FICO"), the prohibition on the shifting of deposits from the SAIF to the BIF, the imposition of certain restrictions on the deposit insurance assessments that may be charged by the FDIC, and the refund of excess assessments.

         The SAIF special assessment imposed a tax deductible special assessment on SAIF-assessable deposits held as of March 31, 1995, at a rate sufficient to capitalize the SAIF (i.e., to cause the SAIF to achieve its designated reserve ratio of 1.25% of SAIF deposits) as of October 1, 1996. The assessment was accrued in the third quarter and paid in the fourth quarter of 1996. As a result of the recapitalization of the SAIF, the disparity between the deposit premiums paid by SAIF-insured institutions, such as the Bank, and BIF-insured institutions has significantly narrowed. The impact of the special SAIF assessment on the Bank and the positive effects of the reduced insurance premium are discussed in "Management's Discussion and Analysis - Overview."

         The Economic Growth Act contained a number of other provisions concerning financial institutions, none of which have a significant effect on the Bank or its operations at this time. These include changing the availability of a tax bad debt reserve deduction (see "Business - Taxation"), regulatory burden relief measures reducing government regulation of financial institutions and streamlining consumer statutes, revised quantitative limits on certain types of lending, an expansion of the "qualified thrift investments" definition for purposes of determining what constitutes a QTL, and statutory limitations on lender liability under environmental laws.

         Liquidity. Federal regulations currently require a savings institution to maintain a monthly average daily balance of liquid assets (including cash, certain time deposits, bankers' acceptances and specified United States government, state or federal agency obligations) equal to at least 5% of the average daily balance of its net withdrawable accounts and short-term borrowings during the preceding calendar month. This liquidity requirement may be changed from time-to-time by the OTS to any amount within the range of 4% to 10% of such accounts and borrowings depending upon economic conditions and the deposit flows of member institutions. Federal regulations also require each member institution to maintain a monthly average daily balance of short-term liquid assets (generally those having maturities of 12 months or less) equal to at least 1% of the average daily balance of its net withdrawable accounts and short-term borrowings during the preceding calendar month. Monetary penalties may be imposed for failure to meet these liquidity ratio requirements. The Bank's liquidity and short-term liquidity ratios for the calculation period ended December 31, 1996 were 5.11% and 3.64%, respectively, which exceeded the applicable requirements.

         Community Reinvestment Act. The Community Reinvestment Act ("CRA") requires each savings institution, as well as commercial banks and certain other lenders, to identify the communities served by the institution's offices and to identify the types of credit the institution is prepared to extend within those communities. The CRA also requires the OTS to assess an institution's performance in meeting the credit needs of its identified communities as part of its examination of the institution, and to take such assessments into consideration in reviewing applications with respect to branches, mergers and other business combinations, including acquisitions by savings and loan holding companies. An unsatisfactory CRA rating may be the basis for denying such an application and community groups have successfully protested applications on CRA grounds. In connection with its assessment of CRA performance, the OTS assigns CRA ratings of "outstanding," "satisfactory," "needs to improve" or "substantial noncompliance." The Bank was rated "satisfactory" in its last CRA examination, which was conducted in 1996. New CRA regulations which were enacted in late 1995 took effect starting in 1996, for examinations in 1997 and thereafter. Under the new regulations, institutions will evaluated based on: (i) performance in lending in their assessment areas; (ii) the provision of deposit and other community services in their assessment areas; and (iii) the investment in housing-related and other qualified community investments. Under the new regulations, an institution which is found to be deficient in its performance in meeting its community's credit needs may be subject to enforcement actions, including cease and desist orders and civil money penalties.

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

         Although the OTS has never prohibited the Bank from making a capital distribution, the OTS nevertheless retains the authority to prohibit any capital distribution otherwise authorized under the regulations if the OTS determines that the capital distribution would constitute an unsafe or unsound practice. The regulations also state that the capital distribution limitations apply to direct and indirect distributions to affiliates, including those occurring in connection with corporate reorganizations. Moreover, the Bank would not be permitted to pay cash dividends if it were deemed to be an "undercapitalized" institution for purposes of the "prompt corrective action" rules of FDICIA. At December 31, 1996, the Bank met the standards necessary to be deemed to be "well capitalized" for purposes of the "prompt corrective action" rules.

         Limits on Types of Loans and Investments. Federal savings institutions are authorized, without quantitative limits, to make loans on the security of liens upon residential real property and to invest in a variety of instruments such as obligations of, or fully guaranteed as to principal and interest by, the United States; stock or bonds of the FHLB; certain mortgages, obligations, or other securities which have been sold by FHLMC or FNMA; and certain securities issued by, or fully guaranteed as to principal and interest by, the Student Loan Marketing Association and the Government National Mortgage Association. Certain other types of loans or investments may be acquired subject to quantitative limits: secured or unsecured loans for commercial, corporate, business, or agricultural purposes, loans on the security of liens upon nonresidential real property, investments in personal property, consumer loans and certain securities such as commercial paper and corporate debt, and construction loans without security.

         Savings institutions are subject to the same loans-to-one borrower ("LTOB") restrictions that are applicable to national banks, with limited provisions for exceptions. In general, the national bank standard restricts loans to a single borrower to no more than 15% of a bank's capital and surplus, plus an additional 10% if the loan is collateralized by certain readily marketable collateral. The Bank's loans were within the LTOB limitations at December 31, 1996.

         Savings institutions and their subsidiaries are prohibited from acquiring or retaining any corporate debt security that, at the time of acquisition, is not rated in one of the four highest rating categories by at least one nationally recognized statistical rating organization. The Bank has no impermissible equity investments in its investment portfolio.

         Safety and Soundness Standards. In 1995, the OTS enacted regulations containing "safety and soundness" standards covering various aspects of the operations of savings institutions pursuant to a requirement of FDICIA that such standards be adopted by the federal banking agencies. The guidelines relate to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, executive compensation, maximum ratios of classified assets to capital, and minimum earnings sufficient to absorb losses without impairing capital. If the OTS determines that a savings institution has failed to meet the safety and soundness standards, it may require the institution to submit to the OTS, and thereafter comply with, a compliance plan acceptable to the OTS describing the steps the institution will take to attain compliance with the applicable standard and the time within which those steps will be taken.

         FDICIA contains a number of measures intended to promote early identification of management problems at depository institutions and to ensure that regulators intervene promptly to require corrective action by institutions. The Bank's annual management report on the effectiveness of compliance with internal control standards and certain designated laws will be made available in March of 1997.

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

         Pursuant to FDICIA and implementing regulations adopted by the FDIC, only "well capitalized" institutions may obtain brokered deposits without a waiver. An "adequately capitalized" institution can obtain brokered deposits only if it receives a waiver from the FDIC. An "undercapitalized" institution may not accept brokered deposits under any circumstances. The Bank met the "well-capitalized" standards throughout 1996 and was eligible to accept brokered deposits without a waiver.

         Qualified Thrift Lender Test. In general, the QTL test requires that 65% of an institution's portfolio assets be invested in "qualified thrift investments" (primarily loans, securities and other investments related to housing), measured on a monthly average basis for nine out of every 12 months on a rolling basis. Any savings institution that fails to meet the QTL test must either convert to a bank charter or become subject to national bank-type restrictions on branching, business activities, and dividends, and its ability to obtain FHLB advances is affected. The Bank met the QTL test at December 31, 1996, with 95% of its portfolio assets comprised of "qualified thrift investments."

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

         Federal Reserve System. Federal Reserve Board regulations require savings institutions to maintain non-interest bearing reserves against their transaction accounts. The reserve for transaction accounts as of December 31, 1996 was 3% of the first $47.7 million (decreasing to $44.9 million as of January 1, 1997) of such accounts and 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) of the balance of such accounts. The Bank is in compliance with these requirements.

         Taxation. The Company, the Bank and its subsidiaries file a consolidated federal income tax return on a calendar year basis using the accrual method. The maximum marginal federal tax rate is currently 35%.

         In August 1996, the Small Business Job Protection Act (the "Act") was signed into law. One provision of the Act repeals the reserve method of accounting for bad debts for savings institutions effective for taxable years beginning after 1995. The Bank, therefore, will be required to use the specific charge-off method on its 1996 and subsequent federal tax returns. The Bank will be required to recapture its "applicable excess reserves", which are its federal tax bad debt reserves in excess of the base year reserve amount described above. As of December 31, 1996, the Bank had no applicable excess reserves. The base year reserves will be subject to recapture and the Bank could be required to recognize a tax liability if: (1) the Bank fails to qualify as a "bank" for federal income tax purposes; (2) certain distributions are made with respect to the stock of the Bank; (3) the bad debt reserves are used for any purpose other than to absorb bad debt losses; or (4) there is a change in federal tax law. The enactment of this legislation is not expected to have a material impact on the Bank's operations or financial position.

         In 1996, 1995 and 1994, the Bank was allowed an addition to its tax bad debt reserves under the experience method equal to the amount necessary to bring the tax reserve balance to the level that was established at December 31, 1987. In accordance with the Tax Reform Act of 1986, the Bank generally may maintain the balance of its tax reserve at the December 31, 1987 level, even if the result would be less using the experience method; however, if the amount of the Bank's loans outstanding at the end of a particular year is less than the Bank's loans outstanding on December 31, 1987, then for such year the Bank may maintain the balance of its tax reserve at a level equal to the amount which bears the same ratio to loans outstanding at the close of such year as the balance of the reserve on December 31, 1987 bears to the amount of loans outstanding on December 31, 1987. If the Bank were to fail the 60% qualifying asset test, it would no longer be permitted to calculate its bad debt deductions under the reserve method. In that case, the Bank would be required generally to change to the specific charge-off method of accounting for bad debts and would be required to include the amount of its reserve in income over a six-year period.

         For state tax purposes, the Bank is allowed an addition to its tax bad debt reserves in an amount necessary to fill up to its tax reserve balance calculated using the experience method.

         To the extent that distributions by the Bank to the Company that are permitted under federal regulations exceed the Bank's earnings and profits (as computed for federal income tax purposes), such distributions would be treated for tax purposes as being made out of the Bank's excess bad debt reserve and would thereby constitute taxable income to the Bank in an amount equal to the lesser of the Bank's excess bad debt reserve or the amount which, when reduced by the amount of income tax attributable to the inclusion of such amount in gross income, is equal to the amount of such distribution. At December 31, 1996, the Bank's excess bad debt reserve was zero. At December 31, 1996, the Bank's earnings and profits (as computed for federal income tax purposes) were approximately $143.6 million.

         At December 31, 1996, the Bank had $38.6 million in deferred tax assets. No valuation allowance was established because management believes that it is more likely than not that the deferred tax assets will be realized. Deferred tax liabilities totaled $35.1 million at December 31, 1996.

         The Bank is subject to an alternative minimum tax if such tax is larger than the tax otherwise payable. Generally, alternative minimum taxable income is a taxpayer's regular taxable income, increased by the taxpayer's tax preference items for the year and adjusted by computing certain deductions in a special manner which negates the acceleration of such deductions under the regular tax. The adjusted income is then reduced by an exemption amount and is
subject to tax at a 20% rate.   The excess of the addition to the bad debt
reserve computed under the percentage of taxable income method over the increase in the reserve calculated on the basis of actual experience is an item of tax preference. No alternative minimum taxes were applicable to the Bank for tax years 1996, 1995 or 1994.

         California tax laws have generally conformed to federal tax laws since several provisions of the Tax Reform Act of 1986 were adopted in September 1987.

         For California franchise tax purposes, federal savings banks are taxed as "financial corporations" at a higher rate than that applicable to non-financial corporations because of exemptions from certain state and local taxes. The tax rates for 1996, 1995 and 1994 were 11.30%, 11.30% and 11.469%, respectively. The Franchise Tax Board ("FTB") has announced a rate of 10.84% for 1997.

         The Internal Revenue Service ("IRS") is currently examining tax years 1991 and 1992. During 1994, the IRS completed its examination of the Company's consolidated federal income tax returns for tax years 1984 through 1986 and, in 1995, completed its examination of tax returns for 1987 and 1988. In 1996, the IRS completed its examination of tax returns for 1989 and 1990. The adjustments proposed by the IRS related to temporary differences as to the recognition of certain taxable income and expense items. While the Company has provided for deferred taxes for federal and state purposes, a change in the period of recognition of certain income and expense items could result in interest due to the IRS and FTB. The Company filed formal protests with the IRS to take exception to most of the proposed adjustments for all examinations and in early 1997, resolved all outstanding audit issues for the years 1984 through 1990, inclusively. As a result, the Company recorded a $5.1 million reversal of accrued interest due to the IRS and FTB during 1996. The total amount of accrued interest payable to the IRS, recorded as a liability in the Consolidated Statements of Financial Condition, was $8.6 million as of December 31, 1996. Charges of $3.5 million and $3.2 million had been recorded in the Consolidated Statements of Operations for 1995 and 1994, respectively, as interest on possible IRS adjustments.


ITEM 2--PROPERTIES

         At December 31, 1996, the Bank owned the building and land for seven of its branch offices, owned the building but leased the land for three additional offices, and leased its remaining offices. Properties leased by the Bank include its home and executive offices located in a 12-story office tower in downtown Santa Monica and a general services and corporate operations office building in Santa Monica. FFC does not lease or own properties. For information concerning rental obligations, see Note 6 of the Notes to Consolidated Financial Statements.


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


ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                    PART II

ITEM 5--MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER  MATTERS

         (a) Market Information. The Company's common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "FED." Included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" is a chart representing the range of high and low stock prices for the Company's common stock for each quarterly period for the last five years.

         (b) Holders. As of February 14, 1997, the Company had 10,539,379 shares of its common stock outstanding, representing approximately 1,078 record stockholders, which total does not include the number of stockholders whose shares are held in street name.

         (c) Dividends. As a publicly traded company, the Company has no history of dividend payments on its common stock. However, the Company may in the future adopt a policy of paying dividends, depending on its net earnings, financial position and capital requirements, as well as regulatory restrictions, tax consequences and the ability of the Company to obtain a dividend from the Bank for payment to stockholders. OTS regulations limit amounts that the Bank can pay as a dividend to the Company. No dividend may be paid if the Bank's net worth falls below regulatory requirements. (See "Business - Summary of Material Legislation and Regulations" for other regulatory restrictions on dividends.) Within these regulations, the Board of Directors of the Bank declared and paid dividends to the Company totaling $5.9 million, $5.9 million and $5.0 million in 1996, 1995 and 1994, respectively. These dividends enabled the Company to service the $50 million in Notes due October 2004.

         The ability of the Company to pay dividends is also restricted by the covenants contained in its Indenture pertaining to $50 million in Notes due October 2004. See "Business - Borrowings."

ITEM 6--SELECTED FINANCIAL DATA

         Selected financial data for the Company is presented below:

                    FIRSTFED FINANCIAL CORP. AND SUBSIDIARY
                  FIVE YEAR CONSOLIDATED SUMMARY OF OPERATIONS

                                      1996           1995           1994            1993            1992
                                      ----           -----          -----           ----            ----
                                                (Dollars In Thousands, Except per Share Data)
For the Year Ended December 31:
  Interest income................  $ 297,178     $  301,735     $  235,424      $  229,445      $  255,612
  Interest expense...............    198,031        224,077        157,655         131,616         151,510
  Net interest income............     99,147         77,658         77,769          97,829         104,102
  Provision for loan losses......     35,155         28,376         85,700          67,679          41,384
  Other income...................     10,915          8,725         11,264          12,054          12,634
  Non-interest expense...........     59,175         45,903         45,496          45,298          46,125
  Earnings (loss) before income
   taxes (benefit) and cumulative
   effect of change in accounting
   principle.....................     15,732         12,104        (42,163)         (3,094)         29,227
  Income taxes (benefit).........      7,488          5,569        (17,699)         (1,046)         11,198
  Earnings (loss) before
   cumulative effect of change
   in accounting principle.......      8,244          6,535        (24,464)         (2,048)         18,029
  Net earnings (loss)............      8,244          6,535        (24,464)         (2,048)         22,104
  Earnings (loss) per share
   before cumulative effect of
   change in accounting
   principle.....................       0.78           0.61          (2.32)          (0.20)           1.66
  Earnings (loss) per share......       0.78           0.61          (2.32)          (0.20)           2.04
End of Year:
  Loans receivable...............  3,048,469      3,059,780      3,072,309       2,715,663       2,496,700
  Mortgage-backed securities.....    735,475        835,448        821,317         708,283         769,155
  Investment securities..........     69,440         76,184         84,052         103,836          43,736
  Total assets...................  4,143,852      4,139,737      4,157,414       3,661,117       3,446,573
  Deposits.......................  1,957,448      2,205,036      2,298,914       2,305,480       1,982,745
  Borrowings.....................  1,940,482      1,666,943      1,604,821       1,093,149       1,196,241
  Liabilities....................  3,949,302      3,943,446      3,972,727       3,452,825       3,239,062
  Stockholders' equity...........    194,550        196,291        184,687         208,292         207,511
  Book value per share...........      18.48          18.49          17.42           19.78           19.98
Selected Ratios:
  Return on average assets.......       0.20%          0.16%         (0.64)%         (0.06)%          0.65%
  Return on average equity.......       4.22%          3.47%        (12.78)%         (1.01)%         11.09%
  Ratio of non-performing
    assets to total assets.......       1.78%          2.33%         2.23%            3.23%           2.62%
Other Data:
  Number of Bank full service
    branches.....................         25             25            25              25               24

         Also see summarized results of operations on a quarterly basis for 1996, 1995 and 1994 in Note 15 of the Notes to Consolidated Financial Statements.

ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS


OVERVIEW

         The Company's results of operations are primarily affected by its levels of net interest income, provisions for loan losses, non-interest income, non-interest expense and income taxes. The Company's results are strongly influenced by the Southern California economy in which it operates.

         Net earnings of $8.2 million or $0.78 per share were recorded in 1996, and net earnings of $6.5 million or $0.61 per share were recorded in 1995. A net loss of $24.5 million or $2.32 per share was reported in 1994. The Company's results over the last two years have continued to improve from the economic recession which hit Southern California in the early 1990's. Loan charge-offs declined to $37.5 million in 1996 from $39.7 million and $45.4 million during 1995 and 1994, respectively. In addition, transfers to valuation allowances for impaired loans declined to $11.4 million in 1996, from $21.4 million and $32.5 million in 1995 and 1994, respectively.

         Certain key financial ratios for the Company are presented below:

                                                         AVERAGE
                                                        RETURN ON        RETURN ON          EQUITY TO
                                                         AVERAGE          AVERAGE            AVERAGE
                                                          ASSETS           EQUITY             ASSETS
                                                       -------------    ------------        ---------
              1996.........................                 .20%             4.22%             4.61%
              1995.........................                 .16              3.47              4.49
              1994.........................                (.64)           (12.78)             4.97
              1993.........................                (.06)            (1.01)             5.61
              1992.........................                 .65             11.09              5.86

         Core earnings reflect the Company's results from basic operations and were $60.5 million in 1996, $45.6 million in 1995 and $46.5 million in 1994. Core earnings are defined as net interest income before provision for loan losses plus other income (excluding gain on sale of loans and securities) less non-interest expense. Non-recurring items are excluded from core earnings. Core earnings increased in 1996 compared to 1995 due to an increased level of average earning assets resulting from a reduction in non-performing assets. In addition, there was a decline in the average cost of deposits and borrowings while the yields on loans and investments improved. Core earnings decreased in 1995 compared to 1994 primarily as a result of decreased loan servicing fees due to payoffs of loans serviced for others.

         Non-performing assets (primarily loans 90 days past due or in foreclosure plus foreclosed real estate) were $73.9 million or 1.78% of total assets at December 31, 1996 This figure compares to $96.6 million or 2.33% of total assets at December 31, 1995 and $92.6 million or 2.23% of total assets at December 31, 1994. The decrease in non-performing assets during 1996 was due primarily to a reduction in the balance of non-performing multi-family loans. The increase during 1995 compared to 1994 was due primarily to small increases in foreclosed real estate and non-performing loans.

         The Company issued $50 million in 10-year Notes during 1994. The net proceeds were contributed to the Bank as capital. At December 31, 1996, the Bank's regulatory risk-based capital ratio was 11.40% and the tangible and core capital ratios were 5.76%. The Bank met the regulatory capital standards to be deemed "well-capitalized" at December 31, 1996.

         The Bank's deposits are insured by the SAIF up to a maximum of $100,000 for each insured depositor. The FDIC administers a separate fund, the BIF, applicable to commercial banks and certain other non-SAIF insured institutions. In the third quarter of 1996, legislation was enacted by Congress which included a one-time assessment for SAIF members such as the Bank. The Bank's one-time assessment, net of tax, was $8.7 million based on the Bank's insured deposits at March 31, 1995.

Risks and Uncertainties

         In the normal course of business, the Company encounters two significant types of risk: economic risk and regulatory risk.

         There are three main components of economic risk: interest rate risk, credit risk and market risk. The Company is subject to interest rate risk when its interest-earning assets reprice in different time frames, or on a different basis than its interest-bearing liabilities. See "Asset-Liability Management." Credit risk is the risk of default in the Company's loan portfolio that results from a borrowers' inability to make contractually required payments. See "Loan Loss Provisions" and "Non-performing Assets." Market risk reflects changes in the value of the collateral underlying loans receivable and the valuation of real estate held by the Company.

         The determination of the allowance for loan losses and the valuation of real estate collateral is based on estimates that are susceptible to changes in the economic environment and market conditions. Management believes that the allowance for loan losses as of December 31, 1996 was adequate based on information available at that time. A downward turn in the current economic climate could increase the likelihood of losses due to credit and market risks. This could create the need for additional loan loss provisions.

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

                             COMPONENTS OF EARNINGS

 Net Interest Income

         Net interest income is the primary component of the Company's earnings. The chief determinants of net interest income are the dollar amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid thereon. The greater the excess of average interest-earning assets over average interest-bearing liabilities, the more beneficial the impact on net interest income. The excess of average interest-earning assets over average interest-bearing liabilities was $92.9 million in 1996, $63.1 million in 1995 and $53.9 million in 1994. The increase over the last two years was due to improved net earnings and a continued decline in average non-performing assets.

         The Company's net interest income is also impacted by a three month time lag before changes in the cost of funds can be passed along to monthly adjustable rate loan customers. Savings and borrowing costs adjust to market rates immediately while it takes several months for the loan yield to adjust. This time lag decreases the Company's net interest income during periods of rising interest rates. The reverse is true during periods of declining interest rates. See "Asset-Liability Management" for further discussion.

         The following table sets forth the components of interest-earning assets and liabilities, the excess of interest-earning assets over interest-bearing liabilities, the yields earned and rates paid and net interest income for the periods indicated:

                                                     1996                 1995                 1994
                                                  ----------           ----------           ----------
                                                                 (Dollars In Thousands)
Average loans and mortgage-backed
 securities(1).............................       $3,806,979           $3,940,247           $3,598,561

Average investment securities..............          165,710              176,131              149,907
                                                  ----------           ----------           ----------
Average interest-earning assets............        3,972,689            4,116,378            3,748,468
                                                   ---------            ---------            ---------
Average savings deposits...................        2,135,688            2,245,178            2,273,065
Average borrowings.........................        1,744,091            1,808,072            1,421,522
                                                   ---------           ----------           ----------
Average interest-bearing liabilities.......        3,879,779            4,053,250            3,694,587
                                                   ---------            ---------            ---------
Excess of interest-earning assets over
 interest-bearing liabilities..............       $   92,910           $   63,128           $   53,881
                                                  ==========           ==========           ==========

Yields earned on average interest
 earning assets............................             7.37%                7.23%                6.20%
Rates paid on average interest-
 bearing liabilities.......................             5.25(3)              5.51                 4.27
Net interest rate spread...................             2.12                 1.72                 1.93
Effective net spread.......................             2.24                 1.80                 1.99

Total interest income(2)...................       $  292,627           $  297,683           $  232,368
Total interest expense(2)..................          203,633(3)           223,501              157,625
                                                  ----------           ----------           ----------
Net interest income........................       $   88,994(3)        $   74,182           $   74,743
                                                  ==========           ==========           ==========

-------------
(1) Non-accrual loans were included in the average dollar amount of loans outstanding, but no income was recognized during the period that each such loan was on non-accrual status.
(2) Dividends on FHLB stock and miscellaneous interest income and expense were not considered in this analysis.
(3) Excludes the effect of the IRS accrued interest reversal.

         The yield on earning assets increased in 1996 compared to 1995 due to a decline in non-performing assets. Also during 1996, the cost of funds decreased due to lower rates paid on deposits and borrowings. As a result, the net interest spread increased by 0.40% in 1996 compared to 1995.

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


                                                   YEAR ENDED                                YEAR ENDED
                                                DECEMBER 31, 1996                       DECEMBER 31, 1995
                                                     VERSUS                                   VERSUS
                                                DECEMBER 31, 1995                       DECEMBER 31, 1994
                                    -------------------------------------    --------------------------------------
                                                  CHANGE DUE TO                            CHANGE DUE TO
                                    -------------------------------------    --------------------------------------
                                        RATE          VOLUME      TOTAL         RATE        VOLUME         TOTAL
                                    -----------      --------   ---------    ---------     ---------     ----------
                                                                (Dollars  In Thousands)

Interest Income:
  Loans and mortgage-backed
   securities . . . . . . . . .       $ (9,851)       $ 5,054    $(4,797)       $40,373      $22,651      $ 63,024
  Investments . . . . . . . . .           (592)           333       (259)           891        1,400         2,291
                                      ---------       -------   ---------     ---------     --------    ----------
    Total interest income . . .        (10,443)         5,387     (5,056)        41,264      24,051         65,315
                                      ---------       -------    --------     ---------    --------     ----------

Interest Expense:
  Deposits  . . . . . . . . . .         (5,245)        (2,308)    (7,553)       22,698      (1,087)         21,611
  Borrowings (1)  . . . . . . .         (8,116)        (4,199)   (12,315)        22,572      21,693         44,265
                                      ---------       -------- ----------      --------   ---------     ----------
    Total interest expense  . .       (13,361)         (6,507)   (19,868)        45,270      20,606         65,876
                                      --------        --------  ---------      --------   ---------     ----------
    Net  change in
     interest income (expense)        $  2,918        $ 11,894    $ 14,812      $(4,006)    $ 3,445      $    (561)
                                      ========        ========    ========      ========    =======      ==========

1 Excludes the IRS interest reversal.

Note: Changes in rate/volume (change in rate multiplied by the change in average volume) have been allocated to the change in rate or the change in volume based upon the respective percentages of the combined totals. Dividends on Federal Home Loan Bank stock and miscellaneous interest income and expense were not considered in this analysis.

       INTEREST RATE SPREADS AND YIELD ON AVERAGE INTEREST-EARNING ASSETS


                                                                         YEAR ENDED DECEMBER  31,
                                   ------------------------------------------------------------------------------------------------
                                         1996                1995                1994                1993                1992
                                   ----------------    ----------------    ----------------    ----------------    ----------------
                                   DURING    END OF    DURING    END OF    DURING    END OF    DURING    END OF    DURING    END OF
                                   PERIOD    PERIOD    PERIOD    PERIOD    PERIOD    PERIOD    PERIOD    PERIOD    PERIOD    PERIOD
                                   ------    ------    ------    ------    ------    ------    ------    ------    ------    -----
Weighted average yield
 on loans and mortgage-
 backed securities..............    7.44%     7.47%     7.31%     7.63%     6.25%     6.50%     6.64%     6.20%     7.92%    7.25%
Weighted average yield
 on investment portfolio(1)         5.71      5.98      5.56      5.15      5.00      5.08      4.70      5.16      4.24     6.18
Weighted average yield
 on all interest-earning
 assets.........................    7.37      7.45      7.23      7.59      6.20      6.47      6.56      6.17      7.78     7.24
Weighted average rate
 paid on deposits...............    4.76      4.67      4.86      4.89      3.85      4.49      3.76      3.60      4.66     3.97
Weighted average rate
 paid on borrowings and
 FHLB advances..................    5.85(4)   5.77      6.32      6.11      4.93      6.04      4.09      3.99      5.10     4.48
Weighted average rate
 paid on all interest-
 bearing liabilities............    5.25      5.22      5.51      5.41      4.27      5.12      3.89      3.73      4.83     4.16
Effective net spread(2).........    2.24                1.80                1.99                2.77                3.16
Interest rate spread(3).........    2.12%     2.23%     1.72%     2.18%     1.93%     1.35%     2.67%     2.44%     2.95     3.08%


----------
(1) Dividends on FHLB stock and miscellaneous interest income were not considered in this analysis.
(2) Net interest income (the difference in the dollar amounts of interest earned and paid) divided by average interest-earning assets.
(3) Weighted average yield on all interest-earning assets less weighted average rate paid on all interest-bearing liabilities.
(4) Excludes effect of IRS accrued interest reversal.

Loss Provisions

         The Company recorded $35.2 million in loan loss provisions during 1996 due to lingering weakness in the Southern California real estate markets. This compares with $28.4 million recorded in 1995 and $85.7 million in 1994. The Company recorded its largest provisions for loan losses during 1994 when it was hardest hit by the economic recession in Southern California. The 1994 provision also includes $13.8 million provided for losses resulting from the earthquake which occurred in Southern California on January 17, 1994.

         The Bank has a policy of providing for general valuation allowances, unallocated to any specific loan, but available to offset any future loan losses. The allowance is maintained at an amount that management believes adequate to cover estimable and probable loan losses. The general valuation allowance, excluding the general valuation allowance for loans sold with recourse, totaled $54.9 million and $42.9 million at December 31, 1996 and December 31, 1995, respectively. The increase in general valuation allowances from 1995 to 1996 is a result of larger provisions in 1996 consistent with management's analysis of the loan portfolio. In addition, charge-offs decreased from 1.28% of average loans outstanding in 1995 to 1.21% of average loans outstanding in 1996. The Company also maintains valuation allowances for impaired loans and loans sold with recourse. See "Allowances for Loan Losses." Management performs regular risk assessments of the Bank's loan portfolio to maintain appropriate general valuation allowances.

         Additional loan loss provisions may also be required to the extent that charge-offs are recorded against the valuation allowance for impaired loans or the general valuation allowance. Loan charge-offs decreased to $37.5 million in 1996 from $39.7 million in 1995 and $45.4 million in 1994. Charge-offs for 1996 include $692 thousand related to the 1994 earthquake. Charge-offs for 1995 and 1994 include $2.4 million and $13.8 million, respectively, related to the earthquake. Charge-offs are due primarily to declines in the estimated value of the underlying collateral of the Bank's loans. The Southern California area has experienced declines in real estate values and other economic problems for the past several years resulting from increased unemployment, reductions in defense spending and natural disasters. Multi-family properties have been particularly affected during the recession. The Bank's loan portfolio (excluding mortgage-backed securities) 41% of which is secured by multi-family properties, has required additional loss provisions primarily due to these recessionary factors.

  Non-interest Income

         Loan servicing and other fees increased to $6.4 million in 1996 compared to $6.1 million in 1995 primarily as a result of broker fees earned from other lenders and an increase in other loan income in 1996 compared to 1995. The decrease in loan and other fees from $7.0 million in 1994 is due to decreased fees on loans serviced for others.

         Gain (loss) on sale of loans increased to a gain of $253 thousand in 1996 from a loss of $1.6 million in 1995 and a gain of $319 thousand in 1994. The 1995 loss includes a $2.1 million provision for loans that had been sold with recourse in prior years. Loans originated for sale declined during 1996 and 1995 due to increased competition in the current economic environment.

         Real estate operations resulted in a net gain of $1.2 million in 1996 compared to net gains of $2.0 million and $2.3 million in 1995 and 1994, respectively. The 1996 amount includes $745 thousand recorded as a provision for losses on real estate. Gains from real estate operations generally result from the recovery of excess valuation allowances upon the sale of foreclosed properties. The Bank normally sells foreclosed properties within a few months after acquisition.

         Other operating income, which increased to $3.0 million in 1996 from $2.2 million in 1995 and $1.6 million in 1994, consists primarily of fees earned for services provided in the retail savings branches. Fees earned by retail savings branches increased 36% in 1996 compared to 1995 primarily as a result of third party annuity and mutual fund sales in the Bank's branch offices. Fees earned by retail savings branches increased 44% during 1995 due to management's efforts to improve fee income earned by retail savings branches.

 Non-interest Expense

         Non-interest expense decreased to 1.06% of average total assets in 1996, excluding the SAIF special assessment, from 1.10% of average total assets in 1995 and 1.18% of average total assets in 1994. The decreasing trend in recurring non-interest expense over the last three years resulted from the Bank's ongoing cost control programs. Including the SAIF assessment, the Company's ratio of non-interest expense to average total assets was 1.43% in 1996.

         Salary and benefit costs decreased 5% in 1996 compared to 1995. Decreased salary and related payroll and benefit insurance costs were primarily caused by attrition. The 1% increase in 1995 compared to 1994 was due to an increase in the contribution to the Employee Stock Ownership Plan and higher year-end performance bonuses, offset by a decrease in salary and related payroll and benefit insurance costs resulting from staffing attrition.

         Occupancy expense was substantially unchanged in 1996 compared to 1995. Occupancy expense decreased 6% in 1995 from 1994 due to reduced maintenance and equipment costs and the consolidation of loan offices.

         Other operating expenses decreased 2% in 1996 compared to 1995 due primarily to lower insurance and data processing charges. The 7% decrease in 1995 compared to 1994 was primarily due to lower insurance, legal and contribution expenses.

         Advertising expense increased by 29% in 1996 due to the cost of new marketing initiatives related to retail deposit acquisition. Advertising expense decreased by 7% in 1995 from the prior year due to cost containment efforts and the realignment of costs to reflect business activity in 1995.

         Federal deposit insurance, excluding the special SAIF assessment, decreased in 1996 compared to 1995 due to a decline in deposits and a $268 thousand refund received in the fourth quarter of 1996 as a result of an assessment rate reduction. The increase of 24% in 1995 compared to 1994 was due to a higher average assessment rate.

         The following table details the components of non-interest expense for the periods indicated:

                                                                NON-INTEREST EXPENSE
                                                             YEAR  ENDED  DECEMBER  31,
                                        ------------------------------------------------------------------
                                          1996           1995           1994          1993           1992
                                        -------        -------        -------       -------        -------
                                                               (Dollars In Thousands)
Salaries and Employee Benefits:
   Salaries.........................    $15,749        $16,436        $16,887       $16,557        $15,387
   Incentive compensation...........        556            899         1,363          1,425          1,635
   Payroll taxes....................      1,389          1,400         1,498          1,388          1,225
   Employee benefit insurance.......      1,137          1,180         1,225          1,332          1,244
   Bonus compensation...............      1,000          1,001           300            633          1,751
   Profit sharing...................        500            500           200            200          1,007
   Pension..........................        241            436           481            468            475
   Other salaries and benefits......      1,356          1,193           780            877            729
                                        -------       --------      --------       --------       --------
                                         21,928         23,045        22,734         22,880         23,453
                                        -------       --------      --------       --------       --------
Occupancy:
   Rent.............................      4,270          4,250         4,246          3,898          3,390
   Equipment........................        959            885         1,246          1,285          1,522
   Maintenance costs................        477            460           594            741            690
   Other occupancy..................        583            663           600            892          1,040
                                        -------       --------      --------       --------       --------
                                          6,289          6,258         6,686          6,816          6,642
                                        -------       --------      --------       --------       --------
Other Operating Expense:
   Insurance........................        381            528           748            570            556
   Goodwill.........................        915            996           996            650            531
   Data processing..................        732          1,012          1,094           895          2,213
   Contributions....................        401            341           412            591            751
   Professional services............        832            777           732            799            709
   Supervisory exam.................        611            603           547            531            482
   Other operating costs............      4,299          4,110         4,424          4,458          4,397
                                        -------       --------      --------       --------       --------
                                          8,171          8,367         8,953          8,494          9,639
                                        -------       --------      --------       --------       --------
Federal Deposit Insurance:
   Deposit insurance premiums....         5,418          6,400         5,151          4,622          4,156
   SAIF special assessment.........      15,007              -              -             -              -
                                        -------       --------      --------       --------       --------
                                         20,425          6,400         5,151          4,622          4,156
                                        -------       --------      --------       --------       --------

   Advertising .....................      2,362          1,833         1,972          2,486          2,235
                                        -------       --------      --------       --------       --------
     Total..........................    $59,175        $45,903       $45,496        $45,298        $46,125
                                        =======        =======       =======        =======        =======

   Non-interest expense as
    % of average assets.............       1.43%(1)       1.10%         1.18%          1.26%          1.36%
                                           ====           ====          ====           ====           ====

(1) The ratio for 1996 includes the special SAIF assessment. Excluding the SAIF assessment, the ratio would have been 1.06%.

                             BALANCE SHEET ANALYSIS

         Consolidated assets at the end of 1996 were $4.1 billion, substantially the same as at the end of 1995. Increased loan originations during 1996 were largely offset by loan payoffs and sales during the year. Assets decreased $17.7 million in 1995 compared to 1994 due to sales of loans and a reduction in investment securities.

 Loan Portfolio

         At the end of 1996, 95% of the Bank's loan portfolio was adjustable based on monthly changes in the Eleventh District Federal Home Loan Bank Cost of Funds Index. The Bank has maintained the level of adjustable loans in its portfolio at over 90% for the last ten years. Management believes that the high level of adjustable rate mortgages will help insulate the Bank from fluctuations in interest rates, notwithstanding the several month lag between a change in its monthly cost of funds and a corresponding change in its loan yields. See "Asset - Liability Management."

         The Board of Directors has authorized the origination of fixed-rate loans, which feature fixed interest rates for 3, 5 or 7 years and thereafter become adjustable, up to an aggregate limit of $120 million. Management believes that the limited origination of fixed-rate loans will enhance the Company's overall return on assets and improve loan originations in this economy.

         Loans originated and purchased totaled $302.8 million in 1996, $299.3 million in 1995 and $909.3 million in 1994. Included in the 1994 amount is $59.2 million in single family adjustable rate mortgages purchased from other financial institutions. In addition, in 1996 the Bank through its lending division, FirstFed Mortgage Services, placed $19.1 million of mortgages with other lenders under fee arrangements, which amount is not included in loan originations. In 1996, loans made on the security of single family properties (one to four units) comprised 79% of the dollar amount of new loan originations; loans made on the security of multi-family properties comprised 19% of new originations; and loans made on the security of commercial real estate properties comprised less than 2% of new originations. No construction loans and an insignificant amount of consumer loans were originated in 1996. Adjustable rate mortgages comprised 94% of new loan activity during 1996 compared to 90% in 1995.

         The following table details loan originations by loan type for the periods indicated:

                                                                LOAN ORIGINATIONS BY TYPE
                                                                 YEAR ENDED DECEMBER 31,
                                       ---------------------------------------------------------------------
                                           1996           1995            1994         1993           1992
                                         --------       --------       --------      --------       --------
                                                                 (Dollars  In Thousands)
Single Family (one to four units).....   $239,866       $237,508       $734,438      $499,560       $590,152
Multi-Family..........................     57,414         55,832        164,788       236,211        237,720

Commercial............................      5,568          4,881          9,858         9,638          9,104
Other.................................          -          1,031            230           419          3,779
                                         --------     ----------     ----------    ----------     ----------
  Total...............................   $302,848       $299,252       $909,314      $745,828       $840,755
                                         ========       ========       ========      ========       ========

         Loans originated upon the sale of the Bank's real estate owned were $54.2 million or 18% of total originations in 1996. $3.7 million of these loans were originated based on the security of single family properties, $47.0 million were originated based on the security of multi-family properties and $3.5 million were based on the security of commercial properties.

         The Bank converted $59.7 million of its loans into mortgage-backed securities in 1995 for use in securitized borrowings (reverse repurchase agreements) compared to $198.1 million in 1994. No loans were securitized in 1996. Securitized loans have a lower risk weighting for regulatory risk-based capital purposes. In exchange for the enhanced credit risk associated with mortgage-backed securities, the Bank pays guarantee fees to FHLMC and/or FNMA.

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

         To date, the Bank's foreclosure experience on loans with negative amortization has been no different from that on the fully-amortizing portfolio. The amount of negative amortization recorded by the Bank decreases in periods of declining interest rates and increases during periods of increasing interest rates. The balance of negative amortization on all loans serviced by the Bank was $11.0 million at December 31, 1996 compared to $6.7 million at December 31, 1995 and $889 thousand at December 31, 1994.

         The Bank does not normally lend in excess of 90% of the appraised collateral value on adjustable mortgage loans ("AMLs"). Where the Bank does lend in excess of 90% of the appraised value, additional fees and rates are charged and there is no initial below-market interest rate. Mortgage insurance is required on loans in excess of 80% or premium rates and/or fees are charged if the mortgage insurance requirement is waived. Subsequent to the origination of a loan, the Bank may purchase private mortgage insurance with its own funds. Loans originated under this program for which there is no private mortgage insurance totaled $122.5 million at December 31, 1996 compared to $132.5 million at December 31, 1995 and $128.6 million at December 31, 1994. See "Business - Interest Rates, Terms and Fees."

  Loan Composition

         Loans based on the security of single family properties (one to four units) comprise the largest category of the Bank's loan portfolio (including mortgage-backed securities). The loan portfolio also includes loans secured by multi-family and commercial properties. At December 31, 1996, approximately 60% of the loan and mortgage-backed securities portfolio consisted of first liens on single family properties. First liens on multi-family properties comprised approximately 34% of the portfolio, and first liens on commercial properties represented approximately 6% of the portfolio.

         Multi-family and commercial real estate loans are considered more susceptible to market risk than single family loans and higher interest rates and fees are charged to borrowers for these loans. Due to inadequate market pricing, management elected to de-emphasize the origination of multi-family loans starting in 1994 and continuing into 1995 and 1996. Approximately 19% of loan originations in 1996 were multi-family loans compared to 19% and 18% during 1995 and 1994, respectively. Multi-family loans originated upon the sale of real estate were approximately 16% and 14% of total loan originations during 1996 and 1995, respectively. The Bank has not emphasized the origination of commercial real estate loans for several years.

         The Bank also has loss exposure on certain loans sold with recourse. These loans are substantially all secured by multi-family properties. Loans sold with recourse totaled $230.8 million as of December 31, 1996, $247.6 million as of December 31, 1995 and $278.3 million as of December 31, 1994. Although no longer owned by the Bank, these loans are combined with the Bank's loan portfolio for purposes of computing general valuation allowances and measuring risk exposure for regulatory capital purposes. Under the Bank's current policy, it no longer enters into loans sold with recourse agreements.

         The following table sets forth the composition of the Bank's portfolio of loans and mortgage-backed securities for each of the last five years:

                                                                   LOAN PORTFOLIO COMPOSITION
                                                                            DECEMBER 31,
                                            --------------------------------------------------------------------------
                                                1996            1995            1994            1993           1992
                                            -----------      ----------      ----------      ----------     ----------
                                                                    (Dollars  In Thousands)
REAL ESTATE LOANS:
 First trust deed residential loans:
  One unit............................      $1,279,267       $1,221,927      $1,192,251      $  862,340     $  769,367
  Two to four units...................         342,230          351,942         350,718         340,035        296,550
  Five or more units..................       1,277,634        1,344,866       1,357,251       1,298,794      1,181,098
                                            ----------       ----------      ----------      ----------     ----------
    Residential loans.................       2,899,131        2,918,735       2,900,220       2,501,169      2,247,015
OTHER REAL ESTATE LOANS:
  Commercial and industrial...........         210,953          221,982         246,340         245,387        256,474
  Second trust deeds..................          17,497            2,213          20,401          24,606         29,441
  Other................................          2,137            3,157           4,793           5,861         10,733
                                            ----------       ----------      ----------      ----------     ----------
    Real estate loans.................       3,129,718        3,146,087       3,171,754       2,777,023      2,543,663
NON-REAL ESTATE LOANS:
  Manufactured housing................           1,480            1,938           2,439           2,763          3,481
  Deposit accounts....................           1,042            1,104           1,301           1,086          1,184
  Consumer............................             236              359             506             964          1,494
                                            ----------       ----------      ----------      ----------     ----------
    Loans receivable..................       3,132,476        3,149,488       3,176,000       2,781,836      2,549,822
LESS:
  General valuation allowance.........          54,900           42,876          55,353          46,900         27,854
  Valuation allowances -
  impaired loans......................          12,350           26,101          23,887               -              -
  Unrealized loan fees................          16,757           20,731          24,451          19,273         25,268
                                            ----------       ----------      ----------      ----------     ----------
    Net loans receivable..............       3,048,469        3,059,780       3,072,309       2,715,663      2,496,700
FHLMC AND FNMA MORT-
 GAGE-BACKED SECURITIES:
  Secured by single family
    dwellings..........................        715,286          810,980         794,126         678,884        660,673
  Secured by multi-family
    dwellings..........................         20,189           24,468          27,191          29,399        108,482
                                            ----------       ----------      ----------      ----------     ----------
    Mortgage-backed securities..               735,475          835,448         821,317         708,283        769,155
                                            ----------       ----------      ----------      ----------     ----------
      TOTAL............................     $3,783,944       $3,895,228      $3,893,626      $3,423,946     $3,265,855
                                            ==========       ==========      ==========      ==========     ==========

                                 ASSET QUALITY


Asset Quality Ratios


         The following table sets forth certain asset quality ratios of the Bank for the periods indicated:

                                                                                  DECEMBER 31,
                                                          ----------------------------------------------------------
                                                            1996        1995         1994         1993         1992
                                                          --------     -------      --------     -------      -------
Non-performing Loans to Loans Receivable(1).......          1.89%        2.44%        2.39%        3.28%        2.61%
Non-performing Assets to Total Assets(2)..........          1.78%        2.33%        2.23%        3.23%        2.62%
Loan Loss Allowances to Non-performing
  Loans(3)........................................         94.27%       65.62%       78.27%       52.23%       37.54%

General Loss Allowances to Assets
  with Loss Exposure(4)...........................          1.73%        1.35%        1.73%        1.46%        0.88%
General Loss Allowances to Total Assets with
  Loss Exposure(5)................................          1.86%        1.52%        1.82%        1.48%        0.93%

--------
(1) Non-performing loans are net of valuation allowances related to those loans. Loans receivable exclude mortgage-backed securities and are before deducting unrealized loan fees, general valuation allowances and valuation allowances for impaired loans.
(2) Non-performing assets are net of valuation allowances related to those assets.
(3) The Bank's loan loss allowances, including valuation allowances for non-performing loans and general valuation allowances but excluding general valuation allowances for loans sold by the Bank with full or limited recourse. Non-performing loans are before deducting valuation allowances related to those loans.
(4) The Bank's general valuation allowances, excluding general valuation allowances for loans sold with full or limited recourse. The Bank's assets with loss exposure include primarily loans and real estate owned, but exclude mortgage-backed securities.
(5) The Bank's general valuation allowances, including general valuation allowances for loans sold with full or limited recourse. Assets with loss exposure include the Bank's loan portfolio plus loans sold with recourse, but exclude mortgage-backed securities.

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

                                                          NON-PERFORMING ASSETS
                                                               DECEMBER 31,
                       ---------------------------------------------------------------------------------------------
                            1996              1995                1994               1993                1992
                       ---------------   ---------------     ---------------    ---------------     ---------------
                          $        %        $        %          $        %         $        %          $        %
                       -------   -----   -------   -----     -------   -----    -------   -----     -------   -----
                                                         (Dollars In Thousands)
Real Estate Owned:
Single Family......... $ 6,840    9.25%  $  7,252     7.50%  $  5,711    6.17%  $ 10,052    8.50%  $ 8,268     9.16%
Multi-Family..........   7,339    9.93      9,827    10.17     10,647   11.50     16,015   13.55    15,590    17.27
Commercial............     673     .91      2,544     2.63        366    0.39        327    0.28         -        -
Other..................      -       -         78     0.08          -       -        484    0.41         -        -
                       -------  ------   --------   ------   --------   -----   --------   -----   -------   ------
Total Real Estate
 Owned................  14,852   20.09     19,701    20.38     16,724   18.06     26,878   22.74    23,858    26.43
                       -------  ------   --------   ------   --------  ------   --------   -----   -------   ------

Non-Performing Loans:
Single Family.........  25,602   34.64     25,991    26.89     13,041   14.08     25,317   21.41    24,634    27.28

Multi-Family..........  44,754   60.55     69,579    72.00     60,213   65.02     70,207   59.39    42,481    47.05
Commercial............   2,223    3.01      3,313     3.43     20,986   22.66     10,307    8.72     3,623     4.01

Other...................     -       -        220     0.23        245    0.26        245    0.20       271     0.30
Less Valuation
 Allowances........... (13,522) (18.29)   (22,159)  (22.93)   (18,596) (20.08)   (14,732) (12.46)   (4,582)   (5.07)
                       -------  ------   --------   ------   --------  -------  --------  ------   -------   ------
Total Non-Performing
 Loans................  59,057   79.91     76,944    79.62     75,889    81.94    91,344   77.26    66,427    73.57
                       -------  ------   --------   ------   --------  -------  --------  ------   -------  -------
Total.................$ 73,909  100.00%  $ 96,645   100.00%  $ 92,613   100.00% $118,222  100.00%  $90,285   100.00%
                      ========  ======   ========   ======   =======   =======  ========  ======   =======   ======

Ratio of Non-Performing
 Assets To Total Assets:          1.78%               2.33%               2.23%             3.23%              2.62%
                                  ====                ====                ====              ====               ====


         The decrease in non-performing loans in 1996 compared to 1995 was due primarily to a decrease in delinquent and non-performing multi- family loans. The increase in non-performing loans in 1995 compared to 1994 was due primarily to growth in multi-family and single family delinquent loans offset by a decrease in delinquent commercial real estate loans.

         The decrease in real estate owned in 1996 compared to 1995 was due to increased sales in the improving Southern California real estate market. The increase in real estate owned in 1995 compared to 1994 was due to additional foreclosures on single family and commercial real estate loans.

         Single family non-performing loans are primarily due to recession-related factors such as layoffs, decreased incomes and decreased real estate values. Multi-family and commercial non-performing loans are attributable primarily to economic factors, declines in occupancy rates, and decreased real estate values. The Bank actively monitors the status of all non-performing loans.

         The Bank implemented SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" as of January 1, 1994 and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures" as of January 1, 1995. Impaired loans totaled $37.6 million and $86.4 million, net of related allowances of $12.4 million and $26.1 million as of December 31, 1996 and 1995, respectively. See "Business - Risk Elements" for a further discussion of impaired loans.

         The Bank has debt restructurings which result from temporary modifications of principal and interest payments. Under these arrangements, loan terms are typically reduced to no less than a required monthly interest payment. Any loss of revenues under the modified terms would be immaterial to the Bank. If the borrower is unable to return to scheduled principal and interest payments at the end of the modification period, foreclosure procedures are initiated, or, in certain circumstances, the modification period is extended. As of December 31, 1996, the Bank had modified loans totaling $15.3 million, net of loan loss allowances. This compares with $19.3 million, net, as of December 31, 1995. Modified loans included in the impaired loan totals above totaled $6.0 million, net, and $16.6 million, net, as of December 31, 1996 and 1995, respectively. Modified loans 90 days or more delinquent as of December 31, 1996 were $472 thousand. No modified loans were 90 days or more delinquent as of December 31, 1995.

 Allowances for Loan Losses

         For an analysis of the changes in the loan loss allowances, see "Business - Risk Elements." At December 31, 1996, the general valuation allowance was $54.9 million or 1.73% of the Bank's assets with loss exposure. This compares to 1.35% at the end of 1995 and 1.73% at the end of 1994. In addition to the general valuation allowance and the allowance for impaired loans mentioned above, the Bank also maintains an allowance for loans sold with recourse. These allowances amounted to 3.64%, 3.65% and 2.86% of loans sold with recourse at December 31, 1996, 1995 and 1994, respectively. Management considers the current level of loss allowances adequate to cover the Bank's loss exposure at this time. However, there can be no assurance that future additions to loan loss allowances will not be required.


                        CAPITAL RESOURCES AND LIQUIDITY

Liquidity Requirements

         Federal regulations currently require a savings institution to maintain a monthly average daily balance of liquid assets (including cash, certain time deposits, bankers' acceptances and specified United States government, state or federal agency obligations) equal to at least 5% of the average daily balance of its net withdrawable accounts and short-term borrowings during the preceding calendar month. This liquidity requirement may be changed from time-to-time by the OTS to any amount within the range of 4% to 10% of such accounts and borrowings depending upon economic conditions and the deposit flows of member institutions. Federal regulations also require each member institution to maintain a monthly average daily balance of short-term liquid assets (generally those having maturities of 12 months or less) equal to at least 1% of the average daily balance of its net withdrawable accounts and short-term borrowings during the preceding calendar month. Monetary penalties may be imposed for failure to meet these liquidity ratio requirements. The Bank's liquidity and short-term liquidity ratios for the calculation period ended December 31, 1996 were 5.11% and 3.64%, respectively, which exceeded the applicable requirements.


 External Sources of Funds

         External sources of funds include savings deposits, loan sales, advances from the FHLBSF and reverse repurchase agreements ("reverse repos"). For purposes of funding asset growth, the source or sources of funds with the lowest total cost for the desired term are generally selected. The funding sources used most often during 1996 were FHLB advances and reverse repos.

         Deposits obtained from national brokerage firms ("brokered deposits") are considered a source of funds similar to a borrowing. In evaluating brokered deposits as a source of funds, the cost of these deposits, including commission costs, is compared to other funding sources. Brokered deposits were $389.4 million at December 31, 1996. This compares to $502.0 million at December 31, 1995 and $597.2 million at December 31, 1994.

         Deposits at retail savings offices have remained steady at approximately $1.5 billion for the last three years. Not considering interest credited, the Bank experienced $62.0 million in deposit outflows from savings offices during 1996 due to the availability of alternate investments paying higher returns to customers and intense competition for deposits by other financial institutions.

         The Bank also solicits deposits through telemarketing efforts. Telemarketing deposits are obtained by the Bank's employees via telephone, principally from pension funds. Telemarketing deposits decreased by 53% to $112.6 million at the end of 1996 from $239.1 million at the end of 1995. The level of telemarketing deposits varies based on the availability of higher yielding investments to investors, who are usually managers of pension funds. The availability of telemarketing deposits also varies based on the investors' perception of the Bank's creditworthiness. Telemarketing deposits were $200.6 million at the end of 1994.

         Reverse repurchase agreements are short term borrowings secured by mortgage-backed securities. These borrowings decreased 11% to $646.5 million at the end of 1996 from $724.6 million at the end of 1995. Reverse repos at the end of 1994 were $691.1 million. The Bank did not securitize any mortgage loans in 1996 for this purpose.

         FHLB advances increased to $1.2 billion at the end of 1996 from $890.0 million at the end of 1995. Advances at the end of 1994 totaled $863.2 million. Advances increased during 1996 because these were often the most available source of funds to the Bank.

         Sales of loans were $24.1 million during 1996. This compares to $36.5 million during 1995 and $43.7 million sold during 1994. The volume of loans sold varies with the amount of saleable loans originated. The Bank sold $29.6 million in non-performing loans under a bulk sale arrangement during 1994.


 Internal Sources of Funds

         Internal sources of funds include scheduled loan principal payments, loan payoffs, and positive cash flows from operations. Principal payments were $199.3 million in 1996 compared to $161.6 million in 1995 and $183.4 million in 1994. Principal payments include both amortization and prepayments and are a function of real estate activity and the general level of interest rates.


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

         Management presently intends to maintain its capital position at levels above those required by regulators to ensure operating flexibility and growth capacity for the Bank. The Bank's capital position is actively monitored. In September of 1994, the Company issued $50 million in 10-year Notes. The proceeds from these Notes were contributed to the Bank as capital.
See "Business - Borrowings."   The Bank met the regulatory capital standards to
be deemed "well-capitalized" for purposes of the various regulatory measures of capital including the prompt corrective action regulations.

         To be considered "well capitalized" for purposes of the prompt corrective action requirements the Bank must maintain the capital ratios as set forth in the table below:

                                                                         DECEMBER 31,
                                                                            1996
                                                                 -------------------------
                                                                   AMOUNT               %
                                                                 --------            -----
                                                                   (Dollars In Thousands)
   Core capital requirement . . . . . . . . . . .                $207,746             5.00%
   Bank's core capital  . . . . . . . . . . . . .                 239,273             5.76
                                                                 --------            -----
     Excess core capital  . . . . . . . . . . . .                $ 31,527             0.76%
                                                                 ========            =====

   Tier 1 risk-based capital requirement  . . . .                $142,849             6.00%
   Bank's tier 1 risk-based capital . . . . . . .                 237,323            10.13
                                                                 --------            -----
     Excess tier 1 risk-based capital . . . . . .                  94,474             4.13%
                                                                 ========            =====

   Risk-based capital requirement . . . . . . . .                $236,182            10.00%
   Bank's risk-based capital  . . . . . . . . . .                 266,918            11.40
                                                                 --------            -----
     Excess risk-based capital  . . . . . . . . .                $ 30,736             1.40%
                                                                 ========            =====


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

         The majority of the Bank's assets are monthly adjustable rate mortgages with interest rates that fluctuate based on changes in the FHLBSF Eleventh District Cost of Funds Index ("Index"). These mortgages constitute over 95% of the loan portfolio at the end of 1996. Comparisons over the last several years show that changes in the Bank's cost of funds generally correlates with changes in the Index. The Bank does not use any futures, options or swaps in its asset-liability strategy.

         Assets and liabilities which are subject to repricing are considered rate sensitive. The mis-match in the repricing of rate sensitive assets and liabilities is referred to as a company's "GAP." The GAP is positive if rate-sensitive assets exceed rate-sensitive liabilities. Generally, a positive GAP benefits a company during periods of increasing interest rates. The reverse is true during periods of decreasing interest rates. However, because the Index lags changes in market interest rates by three months while the Bank's short-term savings and borrowing costs adjust immediately, the Bank's net interest income initially decreases during periods of rising interest rates and increases during periods of declining interest rates.

         In order to minimize the impact of rate fluctuations on earnings, management's goal is to keep the one year GAP at less than 20% of total assets (positive or negative). At December 31, 1996, the Company's one-year GAP was a positive $240 million or 5.8% of total assets. This compares with positive GAP ratios of 8.4% and 13.8% of total assets at December 31, 1995 and December 31, 1994, respectively.

         The following chart shows the interest sensitivity of the Company's assets and liabilities by repricing period at December 31, 1996 and the consolidated GAP position as a percentage of total assets at that time:



INTEREST-SENSITIVITY GAP


                                                           BALANCES        BALANCES     BALANCES    BALANCES
                                                           REPRICING       REPRICING    REPRICING   REPRICING
                                             TOTAL           WITHIN         WITHIN       WITHIN       AFTER
                                            BALANCE        0-3 MONTHS     4-12 MONTHS   1-5 YEARS    5  YEARS
                                            -------        ----------     -----------   ---------    ---------
                                                                        (Dollars In Thousands)
Interest-Earning Assets:
  Overnight Investments..............     $  141,000      $  141,000     $         -      $      -    $      -

  Investment Securities..............         69,440          12,725          33,512        23,203           -
  MBS................................        735,475         730,046             585         2,547       2,297
  Loans Receivable:
  Interest Rate Sensitive Loans......      3,020,418       3,020,418               -             -           -
  Fixed Rate Loans...................         28,051           2,051           3,023        13,924       9,053
                                           ---------       ---------      ----------      --------    --------
      Total Interest-Earning
         Assets......................     $3,994,384      $3,906,240     $    37,120      $ 39,674    $ 11,350
                                          ==========       =========      ==========      ========    ========

Interest-Bearing Liabilities:
    Demand Accounts..................     $  430,911      $  430,911     $         -      $      -    $      -

    Fixed Rate Term Certificate......      1,526,537         651,724         729,885       134,561      10,367
    Borrowings:
      FHLB Advances..................      1,242,000         627,000         615,000             -           -
      Reverse Repurchase
            Agreements...............        646,482         427,203         219,279             -           -
      Other Borrowings...............         52,000           2,000               -             -      50,000
                                           ---------       ---------      ----------      --------    --------
           Total Interest-Bearing
            Liabilities..............     $3,897,930      $2,138,838     $ 1,564,164      $134,561    $ 60,367
                                           =========       =========      ==========      ========    ========

Interest-Sensitivity Gap.............     $   96,454      $1,767,402     $(1,527,044)     $(94,887)   $(49,017)
                                           =========       =========      ==========      ========    ========

Interest-Sensitivity Gap as a
  Percentage of Total Assets.........                          42.65%         (36.85)%       (2.29)%     (1.18)%
                                                               =====           =====          ====        ====

Cumulative Interest-Sensitivity Gap..                     $1,767,402     $   240,358      $145,471    $ 96,454
                                                           =========      ==========      ========    ========

Cumulative Interest-Sensitivity
  Gap as a Percentage of Total
    Assets...........................                          42.65%           5.80%         3.52%       2.33%
                                                               =====            ====          ====        ====

                                  STOCK PRICES

             The common stock of FirstFed Financial Corp. is traded on the New York Stock Exchange under the trading symbol "FED." The quarterly high and low information presented below is based on information supplied by the New York Stock Exchange.

             The Company has never declared or paid a cash dividend. The Company repurchased 127,000 shares of its common stock in 1996 at an average cost of $16.17 pursuant to a 1987 Board of Directors' authorization to repurchase up to 10% of the Company's then outstanding shares. No shares were repurchased during 1995 or 1994. As of December 31, 1996, a total of 923,520 shares had been repurchased at an average cost of $12.87 per share. Based on the number of shares outstanding at December 31, 1987, 137,000 shares remain eligible for repurchase under this program.

                          PRICE RANGE OF COMMON STOCK

                                     FIRST QUARTER          SECOND QUARTER          THIRD QUARTER        FOURTH QUARTER
                                  ------------------       ---------------         ---------------       ---------------
                                  HIGH           LOW       HIGH        LOW         HIGH        LOW       HIGH        LOW
                                  ----           ---       ----        ---         ----        ---       ----        ---
    1996...............          15 7/8        12 3/8     17 1/2      15 1/2      19 3/4      16 3/4     24 1/4     19 1/2
    1995...............          16            11 1/8     17 3/4      14 5/8      17 5/8      14 1/2     18 1/2     13 3/4
    1994...............          17            13 3/8     17 1/4      13 3/8      16 1/2      13 3/4     15 1/4     10 1/4
    1993...............          26 1/2        19 1/4     20 7/8      15 1/4      20 3/8      16 1/4     19 3/4     14 7/8
    1992...............          26            22         24 1/2      19 1/2      21 3/4      13 7/8     19 1/2     13 1/2

ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    FIRSTFED FINANCIAL CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                           DECEMBER 31, 1996 AND 1995
                 (Dollars In Thousands, Except per Share Data)

                                                                        1996               1995
                                                                    -----------         ----------
ASSETS
Cash and cash equivalents . . . . . . . . . . . . . .                $  162,402         $   36,878
Investment securities, available-for-sale
  (at fair value ) (Note 2) . . . . . . . . . . . . .                    69,440             76,184
Mortgage-backed securities, available-for-sale
 (at fair value) (Notes 3 and 10)   . . . . . . . . .                   735,475            835,448
Loans receivable, held-for-sale (fair value of $6,238
 and $7,464) (Note 4)   . . . . . . . . . . . . . . .                     6,195              7,377
Loans receivable, net (Note 4)    . . . . . . . . . .                 3,042,274          3,052,403
Accrued interest and dividends receivable   . . . . .                    26,910             28,620
Real estate (Note 5)  . . . . . . . . . . . . . . . .                    14,445             19,821
Office properties and equipment, net (Note 6) . .                         8,944              8,686
Investment in Federal Home Loan Bank (FHLB)
 stock, at cost (Note 7)  . . . . . . . . . . . . . .                    62,400             58,935
Other assets (Note 1)   . . . . . . . . . . . . . . .                    15,367             15,385
                                                                     ----------         ----------
                                                                     $4,143,852         $4,139,737
                                                                     ==========         ==========

LIABILITIES
Deposits (Note 8)   . . . . . . . . . . . . . . . . .                $1,957,448         $2,205,036
FHLB advances and other borrowings (Note 9)   . . . .                 1,294,000            942,300
Securities sold under agreements to repurchase
 (Note 10)  . . . . . . . . . . . . . . . . . . . . .                   646,482            724,643
Accrued expenses and other liabilities  . . . . . . .                    51,372             71,467
                                                                     ----------         ----------
                                                                      3,949,302          3,943,446
                                                                     ----------         ----------

COMMITMENTS AND CONTINGENT
   LIABILITIES (NOTES 4, 6  AND 13)

STOCKHOLDERS' EQUITY (NOTES 12 AND 13)
Common stock, par value $.01 per share; authorized
 25,000,000 shares; issued 11,453,369 and
 11,410,922 shares, outstanding 10,529,849 and
 10,614,402 shares  . . . . . . . . . . . . . . . . .                       115                114
Additional paid-in capital    . . . . . . . . . . . .                    28,677             28,212
Retained earnings-substantially restricted  . . . . .                   183,965            175,721
Loan to employee stock ownership plan   . . . . . . .                    (2,132)            (2,500)
Treasury stock, at cost,
  923,520 and 796,520 shares .  . . . . . . . . . . .                   (11,885)            (9,832)
Unrealized (loss) gain on investment securities
  available-for-sale, net of taxes  . . . . . . . . .                    (4,190)             4,576
                                                                     ----------         ----------
                                                                        194,550            196,291
                                                                     ----------         ----------
                                                                     $4,143,852         $4,139,737
                                                                     ==========         ==========

 See accompanying notes to consolidated financial statements.

                    FIRSTFED FINANCIAL CORP.  AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                 (Dollars In Thousands, Except per Share Data)

                                                                  1996               1995               1994
                                                                --------           --------           --------
Interest income:
 Interest on loans. . . . . . . . . . . . . . . .               $229,000           $233,648           $188,665
 Interest on mortgage-backed securities   . . . .                 54,825             54,389             36,207
 Interest and dividends on investments  . . . . .                 13,353             13,698             10,552
                                                                --------           --------           --------
    Total interest income   . . . . . . . . . . .                297,178            301,735            235,424
                                                                --------           --------           ---------

Interest expense:
  Interest on deposits (Note 8)   . . . . . . . .                101,595            109,151             87,545
  Interest on borrowings (Note 9) . . . . . . . .                 96,436            114,926             70,110
                                                                --------           --------           --------
    Total interest expense  . . . . . . . . . . .                198,031            224,077            157,655
                                                                --------           --------           ---------

Net interest income   . . . . . . . . . . . . . .                 99,147             77,658             77,769
 Provision for loan losses (Note 4)   . . . . . .                 35,155             28,376             85,700
                                                                --------           --------           --------
Net interest income (loss) after provision for
  loan losses . . . . . . . . . . . . . . . . . .                 63,992             49,282              (7,931)
                                                                --------           --------           ---------
Other income :
  Loan servicing and other fees   . . . . . . . .                  6,402              6,126               7,044
  Gain (loss) on sale of loans  . . . . . . . . .                    253             (1,581)                319
  Real estate operations, net   . . . . . . . . .                  1,246              2,015               2,327
  Other operating income  . . . . . . . . .                        3,014              2,165               1,574
                                                                --------           --------           ---------
    Total other income    . . . . . . . . . . . .                 10,915              8,725              11,264
                                                                --------           --------           ---------

Non-interest expense:
  Salaries and employee benefits (Note 13)  . . .                 21,928             23,045              22,734
  Occupancy (Note 6)  . . . . . . . . . . . . . .                  6,289              6,258               6,686
  Advertising   . . . . . . . . . . . . . . . . .                  2,362              1,833               1,972
  Federal deposit insurance   . . . . . . . . . .                  5,418              6,400               5,151
  SAIF special assessment . . . . . . . . . . . .                 15,007                  -                   -
  Other operating expense   . . . . . . . . . . .                  8,171              8,367               8,953
                                                                --------           --------           ---------
    Total non-interest expense    . . . . . . . .                 59,175             45,903              45,496
                                                                --------           --------           ---------

Earnings (loss) before income taxes (benefit)   .                 15,732             12,104             (42,163)
Income taxes (benefit) (Note 11)  . . . . . . . .                  7,488              5,569             (17,699)
                                                                --------           --------           ---------
Net earnings (loss)   . . . . . . . . . . . . . .               $ 8,244            $  6,535           $ (24,464)
                                                                ========           ========           =========

Earnings (loss) per share  (Notes 12 and 15)  . .               $  0.78            $   0.61           $   (2.32)
                                                                ========           ========           =========

 See accompanying notes to consolidated financial statements.

                    FIRSTFED FINANCIAL CORP. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                             (Dollars In Thousands)

                                                                                                         UNREALIZED
                                                                                                       GAIN (LOSS) ON
                                                                                                         SECURITIES
                                                                   RETAINED                              AVAILABLE
                                                                   EARNINGS                              FOR SALE,
                                                                    (SUB-        LOAN TO                   NET OF
                                                     ADDITIONAL   STANTIALLY      ESOP                     TAXES
                                            COMMON    PAID-IN     RESTRICTED)   (NOTES 12    TREASURY    (NOTES 3
                                            STOCK     CAPITAL      (NOTE 12)     AND 13)      STOCK        AND 4)        TOTAL
                                            ------   ----------   -----------   ---------    --------   ------------     -----
Balance, December 31, 1993..............     $113     $27,279      $193,650      $(2,918)   $ (9,832)     $     -      $208,292
Exercise of employee stock options......        1         273             -            -           -            -           274
Net decrease in loan to employee stock
 ownership plan.........................        -           -             -           76           -            -            76
Benefit from stock option tax
  adjustment............................        -         509             -            -           -            -           509
Net loss 1994...........................        -           -       (24,464)           -           -            -       (24,464)
                                             ----     -------      --------      -------    --------      -------      --------

Balance, December 31, 1994..............      114      28,061       169,186       (2,842)     (9,832)           -       184,687
Exercise of employee  stock options.....        -         151             -            -           -            -           151
Net decrease in loan to employee stock
 ownership plan.........................        -           -             -          342           -            -           342
Unrealized gain on securities
 available-for-sale, net of taxes.......        -           -             -            -           -        4,576         4,576
Net earnings 1995.......................        -           -         6,535            -           -            -         6,535
                                             ----     -------      --------      -------    --------      -------      --------

Balance, December 31, 1995..............      114      28,212       175,721       (2,500)     (9,832)       4,576       196,291
Exercise of employee  stock options.....        1         465             -            -           -            -           466
Net decrease in loan to employee stock
 ownership plan.........................        -           -             -          368           -            -           368
Common stock repurchased
  (127,000 shares) .....................        -           -             -            -      (2,053)           -        (2,053)
Unrealized loss on securities
 available-for-sale, net of taxes.......        -           -             -            -           -       (8,766)       (8,766)
Net earnings 1996.......................        -           -         8,244            -           -            -         8,244
                                             ----     -------      --------      -------    --------      -------      --------
Balance, December 31, 1996..............     $115     $28,677      $183,965      $(2,132)   $(11,885)     $(4,190)     $194,550
                                             ====     =======      ========      =======    ========      =======      ========

See accompanying notes to consolidated financial statements.

                    FIRSTFED FINANCIAL CORP.  AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                             (Dollars In Thousands)



                                                               1996              1995              1994
                                                              -------          ---------         --------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)....................................       $ 8,244           $  6,535         $ (24,464)
Adjustments to reconcile net earnings (loss) to
 net cash provided (used) by operating activities:
  Net change in loans held-for-sale....................         1,182             23,022           (10,155)
  Depreciation and amortization........................         1,722              1,735             1,977
  Provision for losses on loans........................        35,155             28,376            85,700
  Valuation adjustments on real estate sold............         1,036                221                 2
  Amortization of fees and discounts...................        (2,210)            (2,749)           (2,690)
  Decrease in deferred premium on sale of loans........           588                865             1,154
  Negative amortization on loans.......................        (3,770)            (5,044)             (243)
  Decrease (increase) in taxes payable.................         7,488              5,569            (17,699)
  Increase (decrease) in tax interest accrual..........        (5,135)             3,524              3,239
  (Increase) decrease in interest and dividends
   receivable..........................................         1,710             (4,200)            (4,711)
  Increase (decrease) in interest payable..............        (8,685)             2,714              6,050
  (Increase) decrease in other assets..................        (4,049)             1,573             (3,868)
  Increase in accrued expenses and
   other liabilities...................................          (177)            (1,763)             1,018
                                                             --------          ---------          ---------
   Total  adjustments  ................................        24,855             53,843             59,774
                                                             --------          ---------          ---------
    Net cash provided by operating activities..........        33,099             60,378             35,310
                                                             --------          ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Loans made to customers and principal collections
 on loans..............................................       (84,424)          (129,393)          (624,728)
Loans purchased........................................             -               (115)           (59,191)
Loans repurchased under recourse arrangements..........       (14,806)           (27,212)           (21,506)
Proceeds from sales of real estate owned...............        80,256             61,076             77,620
Proceeds from sales of non-performing loans............             -                  -             17,674
Proceeds from maturities and principal payments
 of investment securities available-for-sale...........        86,329             20,267                  -
Proceeds from maturities and principal payments
 of investment securities..............................             -                  -             21,946
Principal reductions of mortgage-backed
 securities available-for-sale.........................        84,544             53,973                  -
Principal reductions of mortgage-backed securities.....             -                  -             85,052
Purchases of investment securities
 available-for-sale....................................       (79,405)           (13,095)                 -
Purchases of investment securities.....................             -                  -             (2,347)
Purchases of FHLB stock................................             -                  -            (15,785)
Purchases of treasury stock............................        (2,053)                 -                  -
Other..................................................         2,525              6,324               (614)
                                                            ---------          ---------           --------
     Net cash provided (used) by investing activities..        72,966            (28,175)          (521,879)
                                                            ---------          ---------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits...............................      (247,588)           (93,878)            (6,566)
Net increase in short term borrowings..................       282,539            327,322            622,172
Proceeds from long term borrowings.....................             -                  -            100,000
Repayment of long term borrowings......................        (9,000)          (265,200)          (210,500)
Other..................................................        (6,492)               578               (175)
                                                            ---------          ---------         ----------
    Net cash provided (used) by financing activities...        19,459            (31,178)           504,931
                                                            ---------          ---------         ----------
Net increase in cash and cash equivalents..............       125,524              1,025             18,362
Cash and cash equivalents at beginning of year.........        36,878             35,853             17,491
                                                            ---------          ---------          ---------
Cash and cash equivalents at end of year...............     $ 162,402          $  36,878          $  35,853
                                                            =========          =========          =========

See accompanying notes to consolidated financial statements.

                    FIRSTFED FINANCIAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



 (1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The following is a summary of the significant accounting policies of FirstFed Financial Corp. ("Company") and its wholly-owned subsidiary First Federal Bank of California ("Bank").

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

 Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and its subsidiary, the Bank. The Bank maintains 25 full- service savings branches and 2 loan offices in Southern California. The Bank's primary business consists of attracting retail deposits from the general public and originating loans secured by mortgages on residential real estate. All significant inter-company balances and transactions have been eliminated in consolidation. Certain items in the 1995 and 1994 consolidated financial statements have been reclassified to conform to the 1996 presentation.

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

         The market risk of a financial instrument is the possibility that future changes in market prices may reduce the value of a financial instrument or increase the contractual obligations of the Bank. The Bank's market risk is concentrated in its portfolios of loans receivable and real estate acquired by foreclosure. When a borrower fails to meet the contractual requirements of their loan agreement, the Bank is subject to the market risk of the collateral securing the loan. Likewise, the Bank is subject to

                    FIRSTFED FINANCIAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

the volatility of real estate prices with respect to real estate acquired by foreclosure. The Bank's securities available-for-sale are traded in active markets. The value of these securities is susceptible to the fluctuations of the market.

Interest Rate Risk

         Financial instruments are subject to interest rate risks to the extent that they report on a frequency, degree or basis that varies from market pricing. The Bank is subject to interest rate risk to the degree that its interest-earning assets reprice on a different frequency or schedule than its interest-bearing liabilities. A majority of the Bank's loans receivable and mortgage-backed securities reprice based on the Eleventh District Cost of Funds Index (the "Index"). The repricing of the Index tends to lag market interest rates. The Bank closely monitors the pricing sensitivity of its financial instruments.

Concentrations of Credit Risk

         Concentrations of credit risk would exist for groups of borrowers when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. The ability of the Bank's borrowers to repay their commitments is contingent on several factors, including the economic conditions in the borrowers' geographic area and the individual financial condition of the borrowers. The Bank's lending activities are primarily concentrated in Southern California. The Bank currently focuses on the origination of single family loans (one to four units) although, prior to October of 1994, the Bank's lending strategy also emphasized the origination of multi-family loans. The Bank does not have significant exposure to any individual customer.

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

Investments and Mortgage-Backed Securities

         The Bank's investment in securities principally consists of U.S. Treasury and agency securities and mortgage-backed securities. The Bank creates mortgage-backed securities when it exchanges pools of its own loans for mortgage-backed securities. In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities"

                    FIRSTFED FINANCIAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

("SFAS No. 115"), the Bank classifies its investment in securities as "held-to-maturity" securities, "trading" securities and "available-for- sale" securities as applicable.

         In November of 1995, the Financial Accounting Standard Board issued a Special Report as an aid in understanding and implementing SFAS No. 115. The Special Report included guidance that allowed the Bank to review the appropriateness of the classifications of all securities held. Any reclassifications must be accounted for at fair value in accordance with SFAS No. 115.

         In accordance with the Special Report, the Bank reclassified its entire portfolio of U.S. Treasury and agency securities and mortgage- backed securities as "available-for-sale" from "held-to-maturity" during the fourth quarter of 1995.

         The Bank did not hold any trading securities at December 31, 1996 or 1995.

Available-for-Sale Securities

         The Bank classified all of its securities as "available-for-sale" as of December 31, 1996 and December 31, 1995. The Bank classifies securities as available-for-sale based upon a determination that such securities may be sold at a future date or if there are foreseeable circumstances under which the Bank would sell such securities.

         Securities designated as available-for-sale are recorded at fair value. Changes in the fair value of debt securities available-for-sale are included in stockholders' equity as unrealized gains (losses) on securities available-for-sale, net of taxes. Unrealized losses on available-for-sale securities, reflecting a decline in value judged to be other than temporary, are charged to earnings in the Consolidated Statements of Operations. Unrealized gains or losses on available-for-sale securities are computed on a specific identification basis.

Loans Held-for-Investment

         The Bank's loan portfolio is primarily comprised of single family residential loans (one to four units), and multi-family loans (five or more units). Since 1994, the Bank has not actively sought to originate multi-family loans, except to finance the sale of the Bank's foreclosed real estate. Loans are generally recorded at the contractual amounts owed by borrowers, less unearned interest and allowances for loan losses.

Loans Held-for-Sale

         The Bank identifies loans that foreseeably may be sold prior to maturity and classifies them as held-for-sale. They are carried at the lower of amortized cost or fair value on an aggregate basis by type of asset. For loans, fair value is calculated on an aggregate basis as determined by current market investor yield requirements.

                    FIRSTFED FINANCIAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Impaired Loans

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

         General allowances are provided for all loans, regardless of any specific allowances provided. The determination of the Bank's general allowance for loan losses is based on estimates that are affected by changes in the regional or national economy and market conditions. The Bank believes that as of December 31, 1996 and 1995, the general allowance for loan losses is adequate based on current economic and market conditions. Should there be an economic or market downturn or if market interest rates increase significantly, the Bank could experience a material increase in the level of loan defaults and charge-offs.

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

                    FIRSTFED FINANCIAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

 Gain or Loss on Sale of Loans

         The Bank primarily sells its mortgage loans on a servicing released basis and recognizes cash gains or losses immediately in its Statement of Operations. The Bank has previously sold mortgage loans and loan participations on a servicing retained basis with yield rates to the buyer based upon the current market rates which may differ from the contractual rate of the loans sold. A gain or loss was recognized and a premium or discount was recorded at the time of sale based upon the net present value of amounts expected to be received or paid resulting from the difference between the contractual interest rates and the yield to the buyer, excluding a normal servicing fee to be earned for continuing to service the loans. Amortization of discount or premium represents an adjustment of yield and was reflected as an addition to or reduction of interest income using the interest method over the life of such loans adjusted for estimated prepayments. Excess service fees are written down for impairment if the present value of the estimated remaining future excess service fee revenue, using the same discount factor used to calculate the original excess service fee receivable, exceeds the recorded amount.

         Excess servicing gains arising from the sale of loans are included in other assets and were $5,131,000 and $5,719,000 at December 31, 1996 and 1995, respectively. No excess servicing gains have been recorded in 1996, 1995 and 1994.

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

 Income Taxes

         The Company files a consolidated federal income tax return and a combined California franchise tax report with the Bank and its subsidiaries. The Bank accounts for income taxes using the asset and liability method. In the asset and liability method, deferred tax assets and liabilities are established as of the reporting date for the realizable cumulative temporary differences between the financial reporting and tax return bases of the Bank's assets and liabilities. The tax rates applied are the statutory rates expected to be in effect when the temporary differences are realized or settled.

Recent Accounting Pronouncements

         In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities based on control. Under this approach, after a transfer of financial assets, the Company will recognize the financial and servicing assets it controls and the liabilities incurred, and derecognize financial assets when control has been surrendered and
liabilities have been extinguished.   SFAS No. 125 provides standards for
distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 125 must be adopted for financial statements for fiscal years beginning after December 31, 1996. In December 1996, the FASB issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB No. 125." SFAS No. 127 defers for one year the effective date of certain provisions. The impact on the Company of adopting SFAS No. 125 are not expected to be material as the Company does not presently engage in material amount of transactions subject to the provisions of SFAS No. 125.

(2)  INVESTMENT SECURITIES

         The amounts advanced under agreements to resell securities (repurchase agreements) represent short-term investments. During the agreement period the securities are maintained by the dealer under a written custodial agreement that explicitly recognizes the Bank's interest in the securities. The Bank had no agreements to resell securities at December 31, 1996 or December 31, 1995. Securities purchased under agreements to resell averaged $68,622,000 and $88,859,000 during 1996 and 1995, and the maximum amounts outstanding at any month end during 1996 and 1995 were $141,000,000 and $112,000,000, respectively.

                    FIRSTFED FINANCIAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(2)  INVESTMENT SECURITIES (CONTINUED)

         Investment securities, available-for-sale, are recorded at fair value and summarized below for the periods indicated:

                                                                           1996
                                           -------------------------------------------------------------
                                                                GROSS           GROSS
                                            HISTORICAL       UNREALIZED       UNREALIZED        FAIR
                                               VALUE            GAINS           LOSSES         VALUE
                                           ------------      ------------    -----------    ------------
                                                                  (Dollars In Thousands)
United States Government
  and federal agency
  obligations..........................      $50,290           $   94         $  (129)        $ 50,255
Collateralized
  Mortgage Obligations.................       19,372                3            (190)          19,185
                                             -------           ------         --------        --------
                                             $69,662           $   97         $  (319)        $ 69,440
                                             =======           ======         ========        ========

                                                                           1995
                                           -------------------------------------------------------------
                                                                GROSS           GROSS
                                            HISTORICAL       UNREALIZED       UNREALIZED        FAIR
                                               VALUE            GAINS           LOSSES         VALUE
                                           ------------      ------------    -----------    ------------
                                                                  (Dollars In Thousands)
United States Government
  and federal agency
  obligations..........................      $46,862           $   22         $  (193)        $ 46,691
Collateralized
  Mortgage Obligations.................       29,874                9            (390)          29,493
                                             -------           ------         -------         --------
                                             $76,736           $   31         $  (583)        $ 76,184
                                             =======           ======         =======         ========


         Related maturity data for investment securities, available-for-sale, is summarized below for the period indicated:

                                                                           1996
                                           -------------------------------------------------------------
                                                                GROSS           GROSS
                                            HISTORICAL       UNREALIZED       UNREALIZED        FAIR
                                               VALUE            GAINS           LOSSES         VALUE
                                           ------------      ------------    -----------    ------------
                                                                  (Dollars In Thousands)
Maturing within 1 year.................     $44,937            $   96         $  (151)        $ 44,882
Maturing after 1 year
  but within 5 years ..................      24,725                 1            (168)          24,558
                                            -------            ------         -------         --------
                                            $69,662            $   97         $  (319)        $ 69,440
                                            =======            ======         =======         ========

         There were no sales of securities held-for-investment during 1996, 1995 or 1994.

         Accrued interest on investments was $853,000 and $885,000 at December 31, 1996 and 1995, respectively.

                    FIRSTFED FINANCIAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENT



(3)  MORTGAGE-BACKED SECURITIES

         Mortgage-backed securities, available-for-sale, are due through the year 2035 and are summarized below for the periods indicated:

                                                                           1996
                                           -------------------------------------------------------------
                                                                GROSS           GROSS
                                            HISTORICAL       UNREALIZED       UNREALIZED        FAIR
                                               VALUE            GAINS           LOSSES         VALUE
                                           ------------      ------------    -----------    ------------
                                                                  (Dollars In Thousands)
            FNMA....................        $  22,795          $   93         $    (57)       $  22,831
            FHLMC...................          719,725              90           (7,171)         712,644
                                            ---------          ------         --------        ---------
            Total...................        $ 742,520          $  183         $ (7,228)       $ 735,475
                                            =========          ======         ========        =========


                                                                           1995
                                           -------------------------------------------------------------
                                                                GROSS           GROSS
                                            HISTORICAL       UNREALIZED       UNREALIZED        FAIR
                                               VALUE            GAINS           LOSSES         VALUE
                                           ------------      ------------    -----------    ------------
                                                                  (Dollars In Thousands)
            FNMA....................        $  27,221          $   533        $     -         $  27,754
            FHLMC...................          799,843            7,854             (3)          807,694
                                            ---------          -------        --------        ---------
            Total...................        $ 827,064          $ 8,387        $    (3)        $ 835,448
                                            =========          =======        =======         =========




         There were no mortgage-backed securities created with loans originated by the Bank in 1996. Mortgage-backed securities created with loans originated by the Bank totaled $59,720,000 and $198,085,000 during 1995 and 1994, respectively.  There were no sales during 1996, 1995 or 1994.

         Accrued interest receivable related to mortgage-backed securities outstanding at December 31, 1996 and 1995 totaled $7,042,000 and $7,746,000, respectively.

                    FIRSTFED FINANCIAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(4)  LOANS RECEIVABLE
         Loans receivable are summarized as follows:

                                                                    1996                1995
                                                                 ----------          ----------
                                                                    (Dollars In Thousands)
Real Estate Loans:
  First trust deed residential loans:
    One unit..........................................           $1,279,267          $1,221,927
    Two to four units.................................              342,230             351,942
    Five or more units................................            1,277,634           1,344,866
                                                                  ---------          ----------
    Residential loans.................................            2,899,131           2,918,735

  Other real estate loans:
    Commercial and industrial.........................              210,953             221,982
    Second trust deeds................................               17,497               2,213
    Other.............................................                2,137               3,157
                                                                 ----------          ----------
      Real estate loans...............................            3,129,718           3,146,087

Non-real estate loans:
  Manufactured housing................................                1,480               1,938
  Deposit accounts....................................                1,042               1,104
  Consumer............................................                  236                 359
                                                                 ----------          ----------
      Loans receivable................................            3,132,476           3,149,488

Less:
  General loan valuation allowance....................               54,900              42,876
  Valuation allowances for impaired loans ............               12,350              26,101
  Unearned loan fees..................................               16,757              20,731
                                                                 ----------          ----------
      Subtotal........................................            3,048,469           3,059,780
                                                                 ----------          ----------
Less:
  Loans held-for-sale.................................                6,195               7,377
                                                                 ----------          ----------
      Loans receivable, net...........................           $3,042,274          $3,052,403
                                                                 ==========          ==========

         During the fourth quarter of 1995, the Bank reclassified $19,154,000 from loans "held-for-sale" to loans receivable.

         Loans serviced for others totaled $572,275,000, $622,969,000 and $699,538,000 at December 31, 1996, 1995 and 1994, respectively.

         The Bank has loss exposure on certain loans sold with recourse. These loans are combined with the Bank's loan portfolio for purposes of computing general valuation allowances and measuring credit risk exposure. The dollar amount of loans sold with recourse totaled $230,836,000 and $247,646,000 at December 31, 1996 and 1995, respectively. The maximum potential recourse liability totaled $42,398,000 and $47,424,000 at December 31, 1996 and December 31, 1995, respectively. The Bank's allowance for losses related to loans sold with recourse, which is recorded as a liability, totaled $8,398,000 and $9,050,000 at December 31, 1996 and 1995, respectively.

         The Bank had outstanding commitments to fund $28,589,000 in real estate loans at December 31, 1996 which were primarily adjustable rate mortgages. The Bank had outstanding commitments to sell real estate loans of $205,000 at December 31, 1996.

                    FIRSTFED FINANCIAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(4)  LOANS RECEIVABLE (CONTINUED)

         Accrued interest receivable related to loans outstanding at December 31, 1996 and 1995 totaled $22,174,000 and $24,767,000, respectively.

         Loans delinquent greater than 90 days or in foreclosure were $72,579,000 and $99,103,000 at December 31, 1996 and 1995, respectively, and the related allowances for delinquent interest were $4,167,000 and $5,557,000, respectively.

         Loans originated upon the sale of real estate totaled $54,227,000, $49,303,000, and $54,561,000 during 1996, 1995 and 1994, respectively.

         See Note 9 for loans which were pledged as security for borrowings.

         The following is a summary of the activity in general loan valuation allowances and impaired valuation allowances for the periods indicated:

                                                                        GENERAL        IMPAIRED
                                                                       VALUATION      VALUATION
                                                                       ALLOWANCE      ALLOWANCE      TOTAL
                                                                       ---------      ---------    ---------
                                                                              (Dollars In Thousands)

         Balance at December 31, 1993 . . . . . . . . . . . . . .        $ 46,900      $      -     $ 46,900
         Provisions for loan losses . . . . . . . . . . . . . .            53,172        32,528       85,700
         Charge-offs  . . . . . . . . . . . . . . . . . . . . . .         (36,854)       (8,641)     (45,495)
         Recoveries . . . . . . . . . . . . . . . . . . . . . . .              83             -           83
         Transfer of general valuation allowances for loans
           sold with recourse to liability account                         (7,948)            -       (7,948)
                                                                         --------      --------     --------
         Balance at December 31, 1994 . . . . . . . . . . . . . .          55,353        23,887       79,240
         Provisions for loan losses . . . . . . . . . . . . . . .           6,958        21,418       28,376
         Charge-offs  . . . . . . . . . . . . . . . . . . . . . .         (24,473)      (19,204)     (43,677)
         Recoveries . . . . . . . . . . . . . . . . . . . . . . .           5,541             -        5,541
         Transfer of general valuation allowances for loans
           sold with recourse to liability account                           (503)            -         (503)
                                                                         --------      --------     --------
         Balance at December 31, 1995   . . . . . . . . . . . . .          42,876        26,101       68,977
         Provisions for loan losses . . . . . . . . . . . . . . .          23,768        11,387       35,155
         Charge-offs  . . . . . . . . . . . . . . . . . . . . . .         (16,114)      (25,138)     (41,252)
         Recoveries . . . . . . . . . . . . . . . . . . . . . . .           5,070             -        5,070
         Transfer of general valuation allowance for loans
           to real estate general valuation allowance                        (700)            -         (700)
                                                                         --------      --------     --------
         Balance at December 31, 1996   . . . . . . . . . . . . .        $ 54,900      $ 12,350     $ 67,250
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

                    FIRSTFED FINANCIAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(4)  LOANS RECEIVABLE (CONTINUED)

         Additionally the Bank maintains a general valuation allowance for loans sold with recourse. This allowance is included in accrued expenses and other liabilities in the Consolidated Statements of Financial Condition. The following is a summary of the activity in the allowance for the periods indicated (dollars in thousands):

                 Balance at December 31, 1993..................................    $      -
                   Transfer from general valuation allowance...................       7,948
                                                                                    -------
                 Balance at December 31, 1994..................................       7,948
                 Provisions for loan losses
                   (recorded as loss on sale of loans).........................       2,123
                 Transfer from general valuation allowance.....................         503
                 Charge-offs, net of recoveries................................      (1,524)
                                                                                    -------
                 Balance at December 31, 1995..................................       9,050
                 Charge-offs, net of recoveries................................        (652)
                                                                                    -------
                 Balance at December 31, 1996..................................     $ 8,398
                                                                                    =======

         The following is a summary of impaired loans, net of valuation allowances for impairment, for the periods indicated:

                                      DECEMBER 31,          DECEMBER 31,
                                          1996                  1995
                                      ------------          ------------
                                              (Dollars In Thousands)
Non-accrual loans..........              $  20,052              $ 34,503
Modified loans.............                  5,996                16,573
Other impaired loans.......                 11,586                35,333
                                         ---------              --------
                                         $  37,634              $ 86,409
                                         =========              ========

         The Bank implemented SFAS No. 114, as of January 1, 1994. Pursuant to SFAS No. 114, the Bank considers a loan to be impaired when management believes that it is probable that the Bank will be unable to collect all amounts due under the contractual terms of the loan. Estimated impairment losses are included in the Bank's impairment allowances. At December 31, 1996, the total recorded amount of loans for which impairment has been recognized in accordance with SFAS No. 114 was $37,634,000 (after deducting $12,350,000 of impairment allowances attributable to such loans). The Bank's impaired, non-accrual loans consist of single family loans with an outstanding principal amount greater than or equal to $500,000 and multi-family loans with an outstanding principal amount greater than or equal to $750,000.

         Impaired loans for which there were no valuation allowances established are included in the above summary and totaled $4,139,000 and $9,261,000 as of December 31, 1996 and December 31, 1995, respectively.

                    FIRSTFED FINANCIAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(4)  LOANS RECEIVABLE (CONTINUED)

         The average recorded investment in impaired loans during the years ended December 31, 1996 and 1995 was $52,725,000 and $91,818,000, respectively.
The amount of interest income recognized for impaired loans during the years ended December 31, 1996 and 1995 was $2,656,000 and $6,075,000, respectively, under the cash basis method of accounting. Interest income recognized under the accrual basis method of accounting for the years ended December 31, 1996 and 1995 totaled $2,549,000 and $5,746,000, respectively. There were no commitments to lend additional funds to borrowers whose loan terms have been modified.

 (5) REAL ESTATE

         Real estate consists of the following:

                                                                                 1996              1995
                                                                               -------           -------
                                                                                 (Dollars In Thousands)
         Real estate acquired by
          (or deed in lieu of) foreclosure ("REO").....................        $14,852           $19,701
         Real estate general valuation allowance.......................           (521)                -
                                                                               -------           -------
                                                                                14,331            19,701
         Real estate held-for-investment...............................            114               120
                                                                               -------           -------
           Real estate, net............................................        $14,445           $19,821
                                                                               =======           =======


         The Bank established a general valuation allowance for real estate owned during 1996. Listed below is a summary of the activity in the general valuation allowance for real estate owned for the year ended December 31,1996 (dollars in thousands):

          Beginning general valuation allowances.......................        $     -
          Provision for losses on REO..................................            745
          Net transfers from loan
            general valuation allowance................................            700
          Charge-offs..................................................           (924)
                                                                               -------
          Ending general valuation allowances..........................        $   521
                                                                               =======

         The Bank acquired $74,886,000, $64,053,000 and $67,466,000 of real estate in settlement of loans during 1996, 1995 and 1994, respectively.

                    FIRSTFED FINANCIAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(6) OFFICE PROPERTIES, EQUIPMENT AND LEASE COMMITMENTS

         Office properties and equipment, at cost, less accumulated depreciation and amortization, are summarized as follows:

                                                                 1996            1995
                                                                -------         -------
                                                                 (Dollars In Thousands)
      Land..............................................        $ 3,061         $ 3,061
      Office buildings..................................          4,508           4,458
      Furniture, fixtures and equipment.................         10,988          10,057
      Leasehold improvements............................          8,639           8,650
      Other.............................................             44              44
                                                                -------         -------
                                                                 27,240          26,270
      Less accumulated depreciation and amortization....         18,296          17,584
                                                                -------         -------
                                                                $ 8,944         $ 8,686
                                                                =======         =======

         The Bank is obligated under noncancelable operating leases for periods ranging from five to thirty years. The leases are for certain of the Bank's office facilities. Approximately half of the leases for office facilities contain five and ten year renewal options. Minimum rental commitments at December 31, 1996 under all noncancelable leases are as follows (dollars in thousands):

                                  1997............................  $ 4,279

                                  1998............................    3,445

                                  1999............................    1,338

                                  2000............................    1,214

                                  2001............................      961

                                  Thereafter......................    4,597
                                                                    -------
                                                                    $15,834
                                                                    =======

         Rent payments under these leases were $4,270,000, $4,250,000 and $4,246,000 for 1996, 1995 and 1994, respectively. Certain leases require the Bank to pay property taxes and insurance. Additionally, certain leases have rent escalation clauses based on specified indices.

 (7) FEDERAL HOME LOAN BANK STOCK

         The Bank's investment in FHLB stock at December 31, 1996 and 1995 was $62,400,000 and $58,935,000, respectively. The FHLB provides a central credit facility for member institutions. As a member of the FHLB system, the Bank is required to own capital stock in the FHLBSF in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid home loans, home purchase contracts and similar obligations at the end of each calendar year, assuming for such purposes that at least 30% of its assets were home mortgage loans, or 5% of its advances (borrowings) from the FHLBSF. The Bank was in compliance with this requirement at December 31, 1996. The Bank's investment in FHLB stock was pledged as collateral on advances from the FHLB at December 31, 1996 and 1995. The fair value of the Bank's FHLB stock approximates book value due to the Bank's ability to redeem such stock with the FHLB at par value.

                    FIRSTFED FINANCIAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(8)  DEPOSITS

         Deposit account balances are summarized as follows:

                                                                 1996                      1995
                                                       -----------------------      --------------------

                                                         AMOUNT            %          AMOUNT         %
                                                       -----------       -----      -----------    -----
                                                                    (Dollars In Thousands)
Variable rate non-term accounts:
  Money market deposit accounts (weighted
   average rate of 2.82% and 2.52%).............       $  130,173         7%       $  125,352         6%
  Interest-bearing checking accounts
   (weighted average rate of 1.01% and
   1.20%).......................................          165,616         8           145,801         7
  Passbook accounts (weighted average
   rate of 2.04% and 2.04%).....................           94,718         5            96,948         4
  Non-interest bearing checking accounts........           40,404         2            54,876         2
                                                       ----------      ----        ----------       ----
                                                          430,911        22           422,977        19
                                                       ----------      ----        ----------      -----
Fixed-rate term certificate accounts:
  Under six-month term (weighted average
   rate of 5.11% and 5.21%)......................         160,430         8           126,599         6

  Six-month term (weighted average rate of
   5.69% and 5.42%)..............................         204,048        10           417,855        19

  Nine-month term (weighted average rate of
   5.45% and 5.98%)..............................         246,777        13           144,308         6

  One year to 18 month term (weighted
   average rate of 5.32% and 5.57%)..............         304,532        16           235,164        11
  Two year or 30 month term (weighted
    average rate of 5.32% and 5.55%).............          40,498         2           239,411        11
  Over 30-month term (weighted average rate
    of 6.27% and 6.31%)..........................         202,724        10           238,742        11
  Negotiable certificates of $100,000 and
   greater, 30 day to one year terms (weighted
   average rate of 5.39% and 5.66%)..............         367,528        19           379,980        17
                                                       ----------       ----       ----------       ----
                                                        1,526,537        78         1,782,059        81
                                                       ----------       ----       ----------       ----
   Total Deposits (weighted average rate of
     4.67% and 4.89%)............................       $1,957,448       100%      $2,205,036       100%
                                                        ==========       ====      ==========       ====

                    FIRSTFED FINANCIAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(8)  DEPOSITS (CONTINUED)

         Certificates of deposit, placed through five major national brokerage firms totaled $389,436,000 and $502,013,000 at December 31, 1996 and 1995,
respectively.

         Cash payments for interest on deposits (including interest credited) totaled $104,269,000, $110,357,000 and $84,842,000 during 1996, 1995 and 1994, respectively. Accrued interest on deposits at December 31, 1996 and 1995 totaled $7,024,000 and $9,698,000, respectively, and is included in accrued expenses and other liabilities in the accompanying Consolidated Statements of Financial Condition.

         The following table indicates the maturities and weighted average interest rates of the Bank's deposits at December 31, 1996:

                            NON-TERM                                                      THERE-
                            ACCOUNTS       1997          1998       1999          2000    AFTER         TOTAL
                            --------   -----------    --------    --------      -------  --------     ----------
                                                         (Dollars In Thousands)
Deposits at
 December 31, 1996.....     $430,911    $1,381,609     $51,996     $73,013      $7,199    $12,720     $1,957,448
                            ========    ==========     =======     =======      ======    =======     ==========
Weighted average
 interest rates........         1.69%        5.35%        5.54%       5.94%       5.66%      5.81%          4.67%
                                ====         =====        ====        ====        ====       ====           ====


         Interest expense on deposits is summarized as follows:

                                                            1996            1995             1994
                                                         ----------       ---------        ---------
                                                                    (Dollars In Thousands)
      Passbook accounts......................             $  1,933         $  2,289          $ 2,726
      Money market deposits and
       interest-bearing checking accounts.....               4,869            6,272            7,960
      Certificate accounts....................              94,793          100,590           76,859
                                                          --------         --------          -------
                                                          $101,595         $109,151          $87,545
                                                          ========         ========          =======

                    FIRSTFED FINANCIAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(9)  FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

         Federal Home Loan Bank (FHLB) Advances and other borrowings consist of the following:

                                                                                1996             1995
                                                                            ----------         --------
                                                                              (Dollars In Thousands)
      Advances from the FHLB of San Francisco with a
        weighted average interest rate of 5.71% and 6.12%,
        respectively, secured by FHLB stock and certain
        real estate loans with unpaid principal balances of
        approximately $2,015,992,000 at December 31, 1996,
        advances mature through 1997...................................     $1,242,000         $890,000

      Unsecured term funds with a weighted average interest
        rate of 5.49% and 5.82%, maturing within one year..............          2,000            2,300
      10 Year Senior Unsecured Notes with an interest
        rate of 11.75%, due 2004.......................................         50,000           50,000
                                                                            ----------         --------
                                                                            $1,294,000         $942,300
                                                                            ==========         ========


         At December 31, 1996 and 1995, accrued interest payable on FHLB advances and other borrowings totaled $2,653,000 and $6,010,000, respectively, which is included in accrued expenses and other liabilities in the accompanying Consolidated Statements of Financial Condition.

         The Bank has a credit facility with the FHLB in the form of FHLB advances and letters of credit which allow borrowings up to 40% of the Bank's assets, as computed for regulatory purposes, or approximately $1,661,000 at December 31, 1996 with terms up to 30 years.

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

                    FIRSTFED FINANCIAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(9)  FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS (CONTINUED)

         The following is a summary of borrowing maturities at December 31, 1996 (dollars in thousands):

1997  . . . . . . . . .              $1,244,000
2004  . . . . . . . . .                  50,000
                                     ----------
                                     $1,294,000
                                     ==========

         Cash payments for interest on borrowings (including reverse repurchase agreements) totaled $107,559,000, $102,611,000 and $61,945,000 during 1996,
1995 and 1994, respectively.


         Interest expense on borrowings is comprised of the following for the years indicated:

                                                              YEAR ENDED DECEMBER 31,
                                                     -----------------------------------------
                                                       1996            1995             1994
                                                     -------         --------          -------
                                                               (Dollars In Thousands)
FHLB Advances . . . . . . . . . . . . .              $57,427         $ 61,591          $38,162
Reverse Repurchase Agreements   . . .                 37,345           43,295           26,430
10 Year Senior Unsecured Notes    . .                  5,875            5,875            1,568
Other     . . . . . . . . . . . . . . .               (4,211)           4,165            3,950
                                                     -------         --------          -------
                                                     $96,436         $114,926          $70,110
                                                     =======         ========          =======

         Other interest expense in 1996 includes the reversal of accrued interest due to the IRS. See Note 11.

(10) SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

         The Bank enters into sales of securities under agreements to repurchase (reverse repurchase agreements) which require the repurchase of the same securities. Reverse repurchase agreements are treated as financing arrangements, and the obligation to repurchase securities sold is reflected as a borrowing in the Consolidated Statements of Financial Condition. The mortgage-backed securities underlying the agreements were delivered to the dealer who arranged the transactions or its trustee.

         At December 31, 1996, $646,482,000 in reverse repurchase agreements were collateralized by mortgage-backed securities with principal balances totaling $689,064,000 and fair values totaling $682,216,000. At December 31, 1995, $724,643,000 in reverse repurchase agreements were collateralized by mortgage-backed securities with principal balances totaling $765,792,000 and fair values totaling $773,295,000.

         The weighted average interest rates for borrowings under reverse repurchase agreements were 5.42% and 5.68%, respectively, as of December 31, 1996 and December 31, 1995.

         Securities sold under agreements to repurchase averaged $678,420,000 and $718,057,000 during 1996 and 1995, respectively, and the maximum amounts outstanding at any month-end during 1996 and 1995 were $715,465,000 and $749,546,000, respectively.

                    FIRSTFED FINANCIAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(10) SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE (CONTINUED)

         The following is a summary of maturities at December 31, 1996 (dollars in thousands):

Up to 30 days   . . . . .              $192,120
30 to 90 days   . . . . . .             235,083
Over 90 to 182 days   . . .             219,279
                                       --------
                                       $646,482
                                       ========

         Accrued interest on securities sold under agreements to repurchase which is included in accrued expenses and other liabilities in the accompanying Consolidated Statements of Financial Condition was $6,283,000 and $8,940,000 for the years ended December 31, 1996 and 1995, respectively.

(11)  INCOME TAXES

          Income taxes (benefit) consist of the following:

                                                           1996           1995           1994
                                                         -------         ------        --------
                                                                 (Dollars In Thousands)
Current:
  Federal.............................................   $ 6,999         $   42        $ (7,169)
  State...............................................       591            555            (488)
                                                         -------         ------        --------
                                                           7,590            597          (7,657)
                                                         -------         ------        --------
Deferred:
  Federal.............................................    (1,560)         3,898          (4,464)
  State...............................................     1,458          1,074          (5,578)
                                                         -------         ------        --------
                                                            (102)         4,972         (10,042)
                                                         -------         ------        --------
Total:
  Federal.............................................     5,439          3,940         (11,633)
  State...............................................     2,049          1,629          (6,066)
                                                         -------         ------        --------
                                                         $ 7,488         $5,569        $(17,699)
                                                         =======         ======        ========


         A reconciliation of the statutory federal corporate income tax rate to the Company's effective income tax rate follows:

                                                           1996         1995         1994
                                                           ----         ----         -----
Statutory federal income tax rate   . . . . . .            35.0%        35.0%        (35.0)%
Increase (reductions) in taxes resulting from:
  State franchise tax, net of federal income
   tax benefit  . . . . . . . . . . . . . . . .             8.5          8.8          (7.2)
  Core deposit intangibles  . . . . . . . . . .             0.5          0.8           0.1
  Provision for additional taxes due to audits              3.3            -             -
  Other, net  . . . . . . . . . . . . . . . . .             0.3          1.4           0.1
                                                           ----         ----          ----
    Effective rate  . . . . . . . . . . . . . .            47.6%        46.0%        (42.0)%
                                                           ====         ====         =====

                    FIRSTFED FINANCIAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(11)  INCOME TAXES (CONTINUED)

         Cash payments for income taxes totaled $6,754,000 $154,000 and $254,000 during 1996, 1995 and 1994, respectively. In addition, the Company received cash refunds totaling $1,000,000 and $8,267,000 during 1996 and 1995, respectively.

         Current income taxes receivable at December 31, 1996 and 1995 were $1,113,000 and $2,276,000, respectively.

         Listed below are the significant components of the net deferred tax asset.

                                                                   1996            1995
                                                                 --------        --------
                                                                  (Dollars In Thousands)
Components of the deferred tax asset:
  Bad debts . . . . . . . . . . . . . . . . . . . . . . .        $(28,146)       $(24,483)
  Pension expense.  . . . . . . . . . . . . . . . . . . .          (1,970)         (1,941)
  State taxes . . . . . . . . . . . . . . . . . . . . . .             (99)              -
  IRS interest accrual  . . . . . . . . . . . . . . . . .          (3,965)         (6,535)
Tax effect of unrealized loss on
   securities available-for-sale. . . . . . . . . . . . .          (3,077)          -
  Other . . . . . . . . . . . . . . . . . . . . . . . . .          (1,337)         (1,887)
                                                                 --------        --------
    Total deferred tax asset  . . . . . . . . . . . . . .         (38,594)        (34,846)
Valuation allowance . . . . . . . . . . . . . . . . . . .               -               -
                                                                 --------        --------
    Total deferred tax asset, net of valuation allowance          (38,594)        (34,846)
                                                                 --------        --------
Components of the deferred tax liability:
  Loan fees . . . . . . . . . . . . . . . . . . . . . . .          20,194          20,942
  Tax effect of unrealized gain on
   securities available-for-sale  . . . . . . . . . . . .               -           3,257
  Loan sales  . . . . . . . . . . . . . . . . . . . . . .           2,351           2,581
  State taxes . . . . . . . . . . . . . . . . . . . . . .               -             518
  FHLB stock dividends  . . . . . . . . . . . . . . . . .          10,654           8,947
  Other . . . . . . . . . . . . . . . . . . . . . . . . .           1,905           1,547
                                                                 --------        --------
    Total deferred tax liability  . . . . . . . . . . . .          35,104          37,792
                                                                 --------        --------
Net deferred tax liability (asset)  . . . . . . . . . . .        $ (3,490)       $  2,946
                                                                 ========        ========
  Net state deferred tax asset  . . . . . . . . . . . . .        $ (1,446)       $ (1,160)
  Net federal deferred tax liability (asset)  . . . . . .          (2,044)          4,106
                                                                 --------        --------
Net deferred tax liability (asset)  . . . . . . . . . . .        $ (3,490)       $  2,946
                                                                 ========        ========

         SFAS No. 109 allows for recognition and measurement of deductible temporary differences (including general valuation allowances) to the extent that it is more likely than not that the deferred tax asset will be realized. The Bank did not have a valuation allowance for the deferred tax asset at December 31, 1996 and 1995, as it is more likely than not that the deferred tax asset will be realized through loss carrybacks and the timing of future reversals of existing temporary differences.

                    FIRSTFED FINANCIAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(11)  INCOME TAXES (CONTINUED)

         During 1994, the Internal Revenue Service ("IRS") completed its examination of the Company's consolidated federal income tax returns for tax years 1984 through 1986 and, in 1995, completed its examination of tax returns for 1987 and 1988. In 1996, the IRS completed its examination of tax returns for 1989 and 1990. The adjustments proposed by the IRS primarily related to temporary differences as to the recognition of certain taxable income and expense items. While the Company had provided for deferred taxes for federal and state purposes, the change in the period of recognition of certain income and expense items resulted in interest due to the IRS and FTB. The Company filed formal protests with the IRS to take exception to most of the proposed adjustments for all examinations and, in early 1997, resolved all outstanding audit issues. As a result, the Company recorded a $5,135,000 net reversal of accrued interest due to the IRS and FTB during 1996. The total amount of accrued interest payable to the IRS, recorded as a liability in the Consolidated Statements of Financial Condition, was $8,563,000 as of December 31, 1996. Charges of $3,524,000 and $3,239,000 had been recorded in the Consolidated Statements of Operations for 1995 and 1994, respectively, as interest on possible IRS adjustments.

         The Bank computes its bad debt deduction based upon actual loan loss experience (the "experience method"). Savings institutions may utilize the experience method to "fill-up" to their adjusted base year bad debt reserve. The adjusted base year bad debt reserve is the tax bad debt reserve amount at the end of 1987. The base year reserve may be proportionately decreased by any reduction in qualifying loans at the end of the current year relative to the end of 1987. The Bank utilized the experience method for computing its bad debt deduction for all years presented.

         The Consolidated Statements of Financial Condition at December 31, 1996 and 1995 did not include a liability of $5,342,000 and $5,164,000, respectively, related to the adjusted base year bad debt reserve.

         In August 1996, the Small Business Job Protection Act (the "Act") was signed into law. One provision of the Act repeals the reserve method of accounting for bad debts for savings institutions effective for taxable years beginning after 1995. The Bank, therefore, will be required to use the specific charge-off method on its 1996 and subsequent federal tax returns. The Bank will be required to recapture its "applicable excess reserves", which are its federal tax bad debt reserves in excess of the base year reserve amount described above. As of December 31, 1996, the Bank had no applicable excess reserves. The base year reserves will be subject to recapture and the Bank could be required to recognize a tax liability if: (1) the Bank fails to qualify as a "bank" for federal income tax purposes; (2) certain distributions are made with respect to the stock of the Bank; (3) the bad debt reserves are used for any purpose other than to absorb bad debt losses; or (4) there is a change in federal tax law. The enactment of this legislation is not expected to have a material impact on the Bank's operations or financial position.

                    FIRSTFED FINANCIAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(12) STOCKHOLDERS' EQUITY AND EARNINGS (LOSS) PER SHARE

          The Company's stock charter authorizes 5,000,000 shares of serial preferred stock. As of December 31, 1996 no preferred shares had been issued.

         The computation of net earnings (loss) per share is based on the weighted average shares of common stock and dilutive common stock equivalents (employee stock options) outstanding during the year which were 10,636,166, 10,655,577 and 10,552,963 for 1996, 1995 and 1994 respectively.

Regulatory Capital

         The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

         Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1996, that the Bank meets all capital adequacy requirements to which it is subject.

         As of December 31, 1996, the most recent notification from the OTS indicated that the Bank was well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since December 31, 1996 that management believes have changed the Bank's category.

         The following table summarizes the Bank's actual capital and required capital as of December 31, 1996:

                                                                                 TIER 1
                                                  TANGIBLE        CORE          RISK-BASED      RISK-BASED
                                                  CAPITAL       CAPITAL           CAPITAL         CAPITAL
                                                 --------      --------          --------        --------
Actual Capital:
    Amount  . . . . . . . . . . . . . . . .        $239,273       $239,273       $237,323       $266,918
    Ratio . . . . . . . . . . . . . . . . .            5.76%          5.76%         10.13%         11.40%
FIRREA minimum required capital:
    Amount  . . . . . . . . . . . . . . . .       $  62,324       $124,647             -        $189,336
    Ratio . . . . . . . . . . . . . . . . .            1.50%          3.00%            -            8.00%
FIDICIA well capitalized required capital:
    Amount  . . . . . . . . . . . . . . . .             -         $207,746       $142,849       $236,182
    Ratio . . . . . . . . . . . . . . . . .             -             5.00%          6.00%         10.00%

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

         The Company may loan up to $6,000,000 to the Employee Stock Ownership Plan ("ESOP") under a line of credit loan. At December 31, 1996 and 1995, the loan to the ESOP totaled $2,132,000 and $2,500,000, respectively. Interest on the outstanding loan balance is due each December 31. Interest varies based on the Bank's monthly cost of funds. The average rates paid during 1996 and 1995 were 5.16% and 5.44%, respectively.

         In 1988, the Company adopted a Shareholder Rights Plan ("Rights Plan") which is designed to protect shareholders from attempts to acquire control of the Company at an inadequate price. Under the Rights Plan, the owner of each share of Company stock received a dividend of one right ("Right") to purchase one one-hundredth share of a new series of preferred stock for its estimated long term value of $54.80. In the event of certain acquisitions of 15% or more of the voting stock or a tender offer for 15% or more of the voting stock of the Company, each holder of a Right who exercises such Right will receive shares of the Company with a market value equal to two times the exercise price of the Right. Also, in the event of certain business combination transactions following the acquisition by a person of 15% or more of the Company stock, each Rights holder will have the right to receive upon exercise of the Right common stock of the surviving company in such transaction having a market value of two times the exercise price of the Right. The Company may redeem the Rights at any time prior to such acquisition or tender offer should the Board of Directors deem redemption to be in its stockholders' best interests.

                    FIRSTFED FINANCIAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(13)  EMPLOYEE BENEFIT PLANS

         Until August 31, 1996, the Bank maintained a pension plan ("Pension Plan") covering substantially all employees who are employed on either a full time or a part time basis. The benefits were based on an employee's years of credited service, average annual salary and primary social security benefit, as defined in the Pension Plan.

         Effective August 31, 1996, the Pension Plan was discontinued and benefits accrued to participants under the Pension Plan were distributed to participants in accordance with their instructions. Effective January 1, 1997, the Bank made available to its employees a qualified defined contribution plan established under Section 401 (k) of the Internal Revenue Code, as amended (the "401(k) Plan"). Participants are permitted to make contributions on a pre-tax basis, a portion of which is matched by the Bank. Because the 401(k) Plan took effect in 1997, no contributions were made by the Bank during 1996.

         Pension expense including administration costs was $241,000, $436,000 and $481,000 for 1996, 1995 and 1994, respectively. The Bank uses the projected unit credit actuarial method and based its funding policy on the entry age normal method.

         The discount rate and rate of increase in future compensation levels used in determining the actuarial value of benefit obligations were 7.5% and
5.0%, respectively, as of December 31, 1996.   The discount rate and rate of
increase in future compensation levels used in determining the pension cost were 7.0% and 5.0%, respectively, as of December 31, 1995. The expected long-term rate of return on assets was 8.5% at December 31, 1995. The plan had no assets at December 31, 1996.

         The Bank has a Supplementary Executive Retirement Plan ("SERP") which covers any individual employed by the Bank as its President or Chairman of the Board. The pension expense for the SERP was $505,000, $408,000 and $471,000 in 1996, 1995 and 1994, respectively. The SERP uses the same actuarial assumptions as the Pension Plan. The SERP is unfunded.

                    FIRSTFED FINANCIAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(13)  EMPLOYEE BENEFIT PLANS (CONTINUED)
         The following table sets forth the funded status and amounts recognized in the Company's Statements of Financial Condition for the Pension Plan and the SERP for the years indicated:

                                                              PENSION PLAN                 SERP
                                                          -------------------      ---------------------
                                                           1996        1995         1996          1995
                                                          ------      -------      ------       --------
                                                                    (Dollars In Thousands)
Actuarial present value of benefits obligations:
  Accumulated benefits obligation . . . . . . . . . .     $3,046      $ 2,943      $ 3,318      $ 3,167
                                                          ======      =======      =======      =======
   Vested benefit obligation  . . . . . . . . . . . .     $3,046      $ 2,725      $ 2,858      $ 2,678
                                                          ======      =======      =======      =======
Plan assets at fair value . . . . . . . . . . . . . .     $3,228      $ 2,979      $     -      $     -
Projected benefit obligation for service
 rendered to date . . . . . . . . . . . . . . . . . .      3,046        4,491        4,157        3,738
                                                          ------      -------      -------      -------
Shortage of plan assets over the projected
 benefit obligation . . . . . . . . . . . . . . . . .        182       (1,512)      (4,157)      (3,738)
Unrecognized net loss (gain) from past ex-
 perience different from that assumed . . . . . . . .        437          959           84          (75)
Prior service cost not yet recognized in
 net periodic pension cost  . . . . . . . . . . . . .          -          149          558          655
Additional minimum liability  . . . . . . . . . . . .          -            -         (116)        (384)
Unrecognized net (asset) obligation at
 transition . . . . . . . . . . . . . . . . . . . . .          -          (41)         313          375
                                                          ------      -------      -------      -------
Accrued pension liability . . . . . . . . . . . . . .     $  619      $  (445)     $(3,318)     $(3,167)
                                                          ======      =======      =======      =======
Net pension cost for the year ended December
 31, 1996 and December 31, 1995 in-
 cluded the following components:
  Service cost-benefits earned during the
   period . . . . . . . . . . . . . . . . . . . . . .     $  328      $   412      $    87      $    62
  Interest cost on projected benefit obligation . . .        272          320          259          237
  Actual return on plan assets  . . . . . . . . . . .        (99)        (223)           -            -
  Net amortization  . . . . . . . . . . . . . . . . .         25          (58)         160          109
  Deferral of asset gains . . . . . . . . . . . . . .       (141)         (46)           -            -
                                                          ------      -------      -------      -------
  Net period pension cost . . . . . . . . . . . . . .     $  385      $   405      $   506      $   408
                                                          ======      =======      =======      =======
Curtailment Gain  . . . . . . . . . . . . . . . . . .     $ (762)
                                                          ======

         The Bank has a profit sharing plan (the ESOP) for all salaried
employees and officers who have completed one year of continuous service.   At
December 31, 1996, the ESOP held 6.35% of outstanding stock of the Company. Profit sharing expense for the years ended December 31, 1996, 1995 and 1994 was $500,000, $500,000 and $200,000, respectively. The amount of the contribution made by the Bank is determined each year by the Board of Directors, but is not to exceed 15% of the participants' aggregated compensation. The Bank does not offer post retirement benefits under this plan.

Stock Compensation Plans

         At December 31, 1996, the Company had two stock-based compensation programs, which are described below. The Company applies APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock compensation plans.

                    FIRSTFED FINANCIAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(13)  EMPLOYEE BENEFIT PLANS (CONTINUED)

Stock Option Program

         The Company has a stock option program which is comprised of two plans. One of these plans, the 1983 Stock Option and Stock Appreciation Rights Plan (the "1983 Plan"), expired in 1993 but some grants issued under that plan are still outstanding and exercisable. The 1983 Plan provided for the issuance of up to 1,571,000 million shares of common stock to employees of the Bank. Under the 1994 Stock Option and Stock Appreciation Rights Plan (the "1994 Plan"), the Company may grant options to employees of the Bank for up to 1,500,000 shares of common stock, subject to limitations set forth under the 1994 Plan. Under both the 1983 Plan and the 1994 Plan, the exercise price of each option equals the market value of the Company's stock on the date of the grant, and an option's maximum term is 10 years. Options typically vest in 25 percent increments every two years beginning on the second anniversary date of the grant under both plans.

         The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1996 and 1995, respectively: no dividend yield in any year; expected volatility of 36 and 35 percent; risk free interest rates of 5.8 and 6.3 percent; and expected average lives of 10 years. The weighted-average grant date fair value of options granted during the year are $8.50 and $9.61 for 1996 and 1995, respectively As provided for in FASB No. 123 the Company has elected to recognize forfeitures in the year they occur.

         Had compensation cost for the Company's stock-option program been determined based on the fair value at the grant dates for awards under those plans consistent with the method of Statement of Financial Standards No. 123, "Accounting for Stock Based Compensation," the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                   1996            1995
                                  ------          ------
                 (Dollars in thousands except per share amounts)
Net earnings:
        As reported.......        $8,244         $6,535
        Pro forma.........        $8,143         $6,491

Earnings per share:
        As reported.......          $.78           $.61
        Pro forma.........          $.77           $.61

         Pro forma net earnings and earnings per share reflect only options granted in 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net earnings per share amounts presented above because compensation cost is reflected over the options' vesting period of 8 years and compensation cost for options granted prior to January 1, 1995 is not considered.

                    FIRSTFED FINANCIAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(13)  EMPLOYEE BENEFIT PLANS (CONTINUED)

         Information with respect to stock options follows:

                                                       1996         1995         1994
                                                     -------      -------      -------
                                                                (In Shares)
Options Outstanding
 (Average option prices)
Beginning of year ($14.04, $13.74 and $11.70) . .    347,422      347,319      342,375
Granted ($14.28, $15.63 and $14.58) . . . . . . .     34,133       40,789      102,906
Exercised ($10.67, $9.79 and $3.95) . . . . . . .    (42,447)     (15,430)     (69,301)
Canceled ($16.17 $14.99 and $16.11) . . . . . . .    (16,230)     (25,256)     (28,661)
Re-issued grants ($12.88) . . . . . . . . . . . .     30,128            -            -
Cancellation of grants re-issued ($20.16) . . . .    (33,475)           -            -
                                                     -------      -------      -------
End of Year ($13.66, $14.04 and $13.74) . . . . .    319,531      347,422      347,319
                                                     =======      =======      =======
Shares exercisable at December 31 . . . . . . . .
  ($12.70, $12.18 and $11.76) . . . . . . . . . .    160,457      164,252      164,322
                                                     =======      =======      =======

Restricted Stock Plan

         The Company also has a restricted stock plan. Under the 1991 Restricted Stock Plan (the "Restricted Stock Plan"), the Company may issue shares of restricted stock to employees of the Company and its subsidiaries, including officers and directors. A total of 500,000 shares have been reserved for issuance under the Restricted Stock Plan. As of December 31, 1996, 436,491 shares are available for grant. The shares consist of previously issued shares reacquired by the Company. The shares typically vest in increments of 25% per year, beginning on the fourth anniversary of the grant date. As shares vest, they are released to the recipient, at which time the recipient will recognize ordinary income equal to the fair market value of the restricted stock at the time the restrictions lapse. No shares were granted under this program in 1996 and 792 shares were issued under this program in 1995. Compensation costs related to shares granted under the Restricted Stock Plan have been recorded in previous periods.

(14) PARENT COMPANY FINANCIAL INFORMATION

         The following condensed parent company financial information should be read in conjunction with the other Notes to the Consolidated Financial Statements.

CONDENSED STATEMENTS OF FINANCIAL CONDITION
                                                      DECEMBER 31,
                                                ----------------------
                                                  1996          1995
                                                --------      --------
                                                (Dollars In Thousands)
Assets:
  Cash  . . . . . . . . . . . . . . . . .       $  6,570      $  2,737
  Other assets  . . . . . . . . . . . . .          1,834         2,036
  Investment in subsidiary  . . . . . . .        237,786       240,523
                                                --------      --------
                                                $246,190      $245,296
                                                ========      ========
Liabilities and Stockholders' Equity:
  Notes payable . . . . . . . . . . . . .       $ 50,000      $ 50,000
  Other liabilities . . . . . . . . . . .          1,640          (995)
  Stockholders' equity  . . . . . . . . .        194,550       196,291
                                                --------      --------
                                                $246,190      $245,296
                                                ========      ========

                    FIRSTFED FINANCIAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(14)  PARENT COMPANY INFORMATION (CONTINUED)

CONDENSED STATEMENTS OF OPERATIONS

                                                  YEARS ENDED DECEMBER 31,
                                           ------------------------------------
                                             1996           1995         1994
                                           --------       -------      --------
                                                  (Dollars In Thousands)
Dividends received from Bank  . . . . . .  $  5,875       $ 5,875      $  5,000
Equity in undistributed net
 earnings (loss) of subsidiary  . . . . .     6,029         4,374       (28,403)
Other expense, net  . . . . . . . . . . .    (3,660)       (3,714)       (1,061)
                                            -------        ------      --------
Net earnings (loss) . . . . . . . . . . .   $ 8,244       $ 6,535      $(24,464)
                                            =======       =======      ========


CONDENSED STATEMENTS OF CASH FLOWS

                                                            YEARS ENDED DECEMBER 31,
                                                       ---------------------------------
                                                         1996        1995         1994
                                                       -------     -------      --------
                                                             (Dollars In Thousands)
Net Cash Flows from Operating Activities:
  Net earnings (loss) . . . . . . . . . . . . . . .    $ 8,244     $ 6,535      $(24,464)
  Adjustments to reconcile net earnings (loss) to
    net cash provided (used) by operating
    activities:
  Equity in undistributed net (earnings) loss
    of subsidiary . . . . . . . . . . . . . . . . .     (6,029)     (4,374)       28,403
  Other . . . . . . . . . . . . . . . . . . . . . .      2,838      (1,521)           39
                                                       -------      ------     ---------
  Net cash used by operating activities . . . . . .      5,053        (640)        3,978
                                                       -------      ------     ---------
Cash Flows from Investing Activities:
  Decrease in ESOP loan . . . . . . . . . . . . . .        368         342            76
  Increase in treasury stock  . . . . . . . . . . .     (2,053)          -             -
  Increase in other assets  . . . . . . . . . . . .          -           -        (2,225)
                                                       -------      ------     ---------
  Net cash (used)  provided by investing
   act  . . . . . . . . . . . . . . . . . . . . . .      3,368         342         1,829
                                                       -------      ------     ---------
Cash Flows from Financing Activities:
Capital contribution to subsidiary  . . . . . . . .          -           -       (47,750)
  Increase (decrease) in short term notes payable .          -           -        (5,000)
  Proceeds from long term borrowings  . . . . . . .          -           -        50,000
  Benefit from stock option tax adjustment  . . . .          -           -           510
  Other . . . . . . . . . . . . . . . . . . . . . .        465         102         1,141
                                                       -------     -------     ---------
Net cash provided  by financing activities  . . . .        465         102        (1,099)
                                                       -------     -------     ---------
Net increase  in cash . . . . . . . . . . . . . . .      3,833       1,084           730
Cash at beginning of period . . . . . . . . . . . .      2,737       1,653           923
                                                       -------     -------     ---------
Cash at end of period . . . . . . . . . . . . . . .    $ 6,570     $ 2,737     $   1,653
                                                       =======     =======     =========

                    FIRSTFED FINANCIAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(15) QUARTERLY RESULTS OF OPERATIONS: (UNAUDITED)

         Summarized below are the Company's results of operations on a quarterly basis for 1996, 1995 and 1994:



                                                                                                         NET
                                                   PROVISION     OTHER         NON-         NET        EARNINGS
                          INTEREST     INTEREST    FOR LOAN     INCOME       INTEREST    EARNINGS       (LOSS)
                           INCOME      EXPENSE      LOSSES     (EXPENSE)     EXPENSE      (LOSS)      PER SHARE
                          --------     --------    --------    ---------    ---------    --------     ---------
                                                (Dollars In Thousands, Except Per Share Data)
First quarter
  1996........            $ 76,097     $ 52,952    $  9,000     $ 3,273      $11,466     $  3,368      $  .32
  1995........              69,726       53,505       3,000       2,762       11,677        2,357         .22
  1994........              55,725       32,106      24,670       2,810       12,133       (6,115)       (.58)
Second quarter
  1996........            $ 73,753     $ 50,278     $ 9,000     $ 2,823      $11,287     $  3,400      $  .32
  1995........              76,342       57,739       8,203       3,251       11,205        1,346         .13
  1994........              54,380       34,562      55,030       2,755       11,711      (25,553)      (2.42)
Third quarter
  1996........            $ 73,540     $ 50,280     $ 8,700     $ 2,143      $25,561     $ (5,169)     $ (.49)
  1995........              78,548       57,183       6,173        (255)      11,342        1,984         .19
  1994........              59,542       40,918       3,000       3,474       11,653        4,158         .39
Fourth quarter
  1996........            $ 73,788     $ 44,521     $ 8,455     $ 2,676      $10,861     $  6,645      $  .62
  1995........              77,119       55,650      11,000       2,967       11,679          848         .08
  1994........              65,777       50,069       3,000       2,225        9,999        3,046         .29
Total year
  1996........            $297,178     $198,031     $35,155     $10,915      $59,175     $  8,244      $  .78
  1995........             301,735      224,077      28,376       8,725       45,903        6,535         .61
  1994........             235,424      157,655      85,700      11,264       45,496      (24,464)      (2.32)


 (16)  FAIR VALUE OF FINANCIAL INSTRUMENTS

         Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments" ("SFAS No. 107"), requires that the Company disclose the estimated fair value for its financial instruments as of December 31, 1996 and 1995. The following table presents fair value information for financial instruments for which a market exists. The fair values for these financial instruments were estimated based upon prices published in financial newspapers or quotations received from national securities dealers.

                    FIRSTFED FINANCIAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(16) FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

                                                          1996                             1995
                                              ---------------------------       ---------------------------
                                              HISTORICAL                        HISTORICAL
                                                VALUE          FAIR VALUE          VALUE         FAIR VALUE
                                              ----------      -----------       ----------       ----------
                                                                (Dollars In Thousands)
Mortgage-backed Securities  . . . . . . .      $742,520         $735,475         $827,064         $835,448
Investment Securities   . . . . . . . . .        50,290           50,225           46,862           46,691
Collateralized Mortgage Obligations   . .        19,372           19,185           29,874           29,493
Loans Held-for-Sale   . . . . . . . . . .         6,195            6,238            7,377            7,464

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

                                                         1996                              1995
                                             ---------------------------       ---------------------------
                                                              CALCULATED                        CALCULATED
                                              CARRYING        FAIR VALUE        CARRYING        FAIR VALUE
                                                VALUE           AMOUNT            VALUE           AMOUNT
                                             ----------       ----------       ----------       ----------
                                                                (Dollars In Thousands)
Adjustable Loans:
  Single Family   . . . . . . . . .          $1,603,723       $1,615,234       $1,556,368       $1,569,324
  Multi-Family  . . . . . . . . . .           1,165,069        1,175,415        1,191,852        1,188,435
  Commercial    . . . . . . . . . .             188,156          192,731          188,623          192,488
Fixed Rate Loans:
  Single Family   . . . . . . . . .              13,214           13,723           20,867           22,050
  Multi-Family  . . . . . . . . . .              10,529           10,568           11,714           12,360
  Commercial  . . . . . . . . . . .               1,830            2,021            2,147            2,443
Other Real Estate Loans   . . .                     696              971            3,888            4,057
Non-Performing Loans  . . . . . . .              59,057           59,057           76,944           76,944
Fixed-Term Certificate Accounts   .           1,526,537        1,529,246        1,782,059        1,788,581
Non-Term Deposit Accounts   . . .               430,911          430,911          422,977          422,977
Borrowings  . . . . . . . . . . . .           1,940,482        1,940,109        1,666,943        1,667,953

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

 Loans Receivable

         The portfolio is segregated into those loans with adjustable rates of interest and those with fixed rates of interest. Fair values are based on discounting future cash flows by the current rate offered for such loans with similar remaining maturities and credit risk. The amounts so determined for each loan category are reduced by the Bank's allowance for loans losses which thereby takes into consideration changes in credit risk. The Bank had outstanding commitments to fund $28,589,000 in real estate loans which were substantially at fair value.

 Non-performing Assets

         The carrying amounts reported in the Consolidated Statements of Financial Condition for this item approximate fair value.

 Deposits

         The fair value of deposits with no stated term, such as regular passbook accounts, money market accounts and checking accounts, is defined by SFAS No. 107 as the carrying accounts reported in the Consolidated Statements of Financial Condition. The fair value of deposits with a stated maturity, such as certificates of deposit, is based on discounting future cash flows by the current rate offered for such deposits with similar remaining maturities.

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

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors
FirstFed Financial Corp.


         We have audited the accompanying consolidated statements of financial condition of FirstFed Financial Corp. and subsidiary ("Company") as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FirstFed Financial Corp. and subsidiary at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                                           KPMG Peat Marwick LLP


Los Angeles, California
January 28, 1997

ITEM 9--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                    PART III

ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Information regarding directors and executive officers appearing on pages 4 through 8 of the Proxy Statement for the Annual Meeting of Stockholders dated April 23, 1997 is incorporated herein by reference.

ITEM 11--EXECUTIVE COMPENSATION

         Information regarding executive compensation appearing on pages 8 through 15 of the Proxy Statement for the Annual Meeting of Stockholders dated April 23, 1997 is incorporated herein by reference.

ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          Information regarding security ownership of certain beneficial owners and management appearing on pages 2 and 3 of the Proxy Statement for the Annual Meeting of Stockholders dated April 23, 1997 is incorporated herein by reference.

ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  a.  Certain Relationships:  None.

  b. Information regarding certain related transactions appearing on page 11 of
the Proxy Statement            for the Annual Meeting of Stockholders dated
April 23, 1997 is incorporated herein by reference.

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

                    FIRSTFED FINANCIAL CORP.  AND SUBSIDIARY

       EXHIBIT
        NUMBER
       --------
         (1) Underwriting Agreement filed as Exhibit 1 to Amendment No. 2 to Form S-3 dated September 7, 1994 and incorporated by reference.
         (3.1)   Certificate of Incorporation and By-Laws filed as Exhibit
                 (1)(a) to Form 8-A dated June 4,1987 and incorporated by reference.
         (4.1)   Shareholders' Rights Agreement filed as Exhibit 1 to Form 8-A, dated November 2, 1988 and incorporated by reference.
         (4.2)   Indenture filed as Exhibit 4 to Amendment No. 3 to Form S-3 dated September 20, 1994 and incorporated by reference.
         (10.1) Deferred Compensation Plan filed as Exhibit 10.3 to Form 10-K for the fiscal year ended December 31, 1983 and incorporated by reference.
         (10.2) Bonus Plan filed as Exhibit 10(iii)(A)(2) to Form 10 dated November 2, 1993 and incorporated by reference.
          (10.3) Supplemental Executive Retirement Plan dated January 16, 1986 filed as Exhibit 10.5 to Form 10-K for the fiscal year ended December 31, 1992 and incorporated by reference.
         (10.4) Change of Control Agreement effective September 26, 1996 filed as Exhibit 10.4 to Form 10-Q for the Quarter ended September 30, 1996 and incorporated by reference.
         (21) Registrant's sole subsidiary is First Federal Bank of California, a federal savings bank.
         (24)    Power of Attorney (included at page 84).

         This 1996 Annual Report on Form 10-K and the Proxy Statement for the Annual Meeting of Stockholders dated April 23, 1997 have already been furnished to each stockholder of record who is entitled to receive copies thereof. Copies of these items will be furnished without charge upon request in writing by any stockholder of record on March 4, 1997 and any beneficial owner of Company stock on such date who has not previously received such material and who so represents in good faith and in writing to:

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

(b) Reports on Form 8-K

         The Company filed a current report on Form 8-K dated October 25, 1996 which announced the appointment of James P. Giraldin as Chief Operating Officer effective January 1, 1997.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FIRSTFED FINANCIAL CORP.,
                                        a Delaware corporation

                                        By:     /s/ Babette E. Heimbuch
                                           ------------------------------------
                                                Babette E. Heimbuch
                                                President and
                                                Chief Executive Officer


Date:   February 27, 1997

                               POWER OF ATTORNEY

         Each person whose signature appears below hereby authorizes Babette E. Heimbuch and James P. Giraldin, and each of them or either of them, as attorney-in-fact to sign on his or her behalf as an individual and in every capacity stated below, and to file all amendments to the Registrant's Form 10-K, and the Registrant hereby confers like authority to sign and file in its behalf.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 27th day of February, 1997.

         SIGNATURE                                     TITLE

/s/ Babette E. Heimbuch                 Chief Executive Officer (Principal
------------------------------          Executive Officer)
    Babette E. Heimbuch

/s/ James P. Giraldin                   Senior Executive Vice President and
------------------------------          Chief Operating Officer (Principal
    James P. Giraldin                   Financial Officer)


/s/ Brenda J. Battey                    Senior Vice President and Controller
------------------------------          (Principal Accounting Officer)
    Brenda J. Battey

/s/ Christopher M. Harding              Director
------------------------------
    Christopher M. Harding

/s/ James L. Hesburgh                   Director
------------------------------
    James L. Hesburgh

/s/ William S. Mortensen                Chairman of the Board
------------------------------
    William S. Mortensen

 /s/  William G. Ouchi                  Director
------------------------------
      William G. Ouchi

/s/ William P. Rutledge                 Director
------------------------------
    William P. Rutledge

/s/ Charles F. Smith                    Director
------------------------------
    Charles F. Smith

/s/ Steven L. Soboroff                  Director
------------------------------
    Steven L. Soboroff

/s/ John R. Woodhull                    Director
------------------------------
    John R. Woodhull