Form 10-Q
period 1997-03-31
FIRSTFED FINANCIAL CORP
filed 1997-05-15
CIK 810536

=====================================================================

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
              For the Quarter Ended March 31, 1997
                               OR
          TRANSITION REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


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


        Registrant's telephone number, including area code:(310) 319-6000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                      Yes      x      No
                                             _____         _____



As of May 1, 1997, 10,560,402 shares of the Registrant's $.01 par value common stock were outstanding.
=====================================================================

                    FirstFed Financial Corp.
                              Index

                                                                     Page
                                                                     ----
Part I.  Financial Information

         Item 1. Financial Statements

               Consolidated Statements of Financial Condition          3
               as of March 31, 1997, December 31, 1996
               and March 31, 1996

               Consolidated Statements of Operations for the           4
               three months ended March 31, 1997 and 1996

               Consolidated Statements of Cash Flows for the three     5
               months ended March 31, 1997 and 1996

               Notes to Consolidated Financial Statements              6

         Item 2. Management's Discussion and Analysis of Financial     7
                 Condition and Results of Operations

Part II. Other Information (omitted items are inapplicable)


         Item 6. Exhibits and Reports on Form 8-K                     18

Signatures                                                            19

                                  2

                PART I - FINANCIAL STATEMENTS
Item 1.    Financial Statements

             FirstFed Financial Corp. and Subsidiary
         Consolidated Statements of Financial Condition
         (Dollars in thousands, except  per share data)

                                                   March 31,          December 31,         March  31,
                                                     1997                 1996               1996
                                                 ------------         -----------        ------------
ASSETS
Cash and cash equivalents                         $   135,623         $   162,402         $   148,526
Investment securities, available-for-sale
  (at fair value)                                      84,780              69,440              56,071
Mortgage-backed securities, available-for-sale
(at fair value)                                       711,286             735,475             806,441
Loans receivable, held-for-sale (market value of
$6,959, $6,238, and $5,307)                             6,949               6,195               5,294
Loans receivable, net                               3,063,345           3,042,274           3,006,048
Accrued interest and dividends receivable              27,280              26,910              28,031
Real estate                                            13,223              14,445              26,010
Office properties and equipment, net                    9,384               8,944               8,939
Investment in Federal Home Loan Bank
  (FHLB) stock, at cost                                63,408              62,400              59,699
Other assets                                           14,459              15,367              20,766
                                                  -----------         -----------         -----------
                                                  $ 4,129,737         $ 4,143,852         $ 4,165,825
                                                  ===========         ===========         ===========

LIABILITIES
Deposits                                          $ 2,033,787         $ 1,957,448         $ 2,256,643
FHLB advances and other borrowings                  1,223,000           1,294,000             936,900
Securities sold under agreements to repurchase        628,921             646,482             706,282
Accrued expenses and other liabilities                 48,879              51,372              70,689
                                                  -----------         -----------         -----------
                                                    3,934,587           3,949,302           3,970,514
                                                  -----------         -----------         -----------

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDER'S EQUITY
Common stock, par value $.01 per share;
 authorized 25,000,000 shares; issued 11,483,922
 11,453,369, and 11,420,816 shares, outstanding
 10,560,402, 10,529,849, and 10,624,296 shares            115                 115                 114
Additional paid-in capital                             29,147              28,677              28,306
Retained earnings - substantially  restricted         189,133             183,965             179,089
Loan to employee stock ownership plan                  (2,159)             (2,132)             (2,533)
Treasury stock, at cost, 923,520
 923,520 and 796,520 shares                           (11,885)            (11,885)             (9,832)
Unrealized loss on securities
 available-for-sale, net of taxes                      (9,201)             (4,190)                167
                                                  -----------         -----------         -----------
                                                      195,150             194,550             195,311
                                                  -----------         -----------         -----------
                                                  $ 4,129,737         $ 4,143,852         $ 4,165,825
                                                  ===========         ===========         ===========

             See accompanying notes to consolidated financial statements.

             FirstFed Financial Corp. and Subsidiary
              Consolidated Statements of Operations
         (Dollars in thousands, except  per share data)

                                                  Three  Months  Ended
                                                        March 31,
                                               ---------------------------
                                                 1997               1996
                                              ---------          ---------
Interest income:
 Interest on loans                            $  57,813          $  57,886
 Interest on mortgage-backed securities          12,636             14,715
 Interest and dividends on investments            3,236              3,496
                                              ---------          ---------
   Total interest income                         73,685             76,097
                                              ---------          ---------
Interest expense:
 Interest on deposits                            22,898             27,168
 Interest on borrowings                          26,755             25,784
                                              ---------          ---------
   Total interest expense                        49,653             52,952
                                              ---------          ---------

Net interest income                              24,032             23,145
Provision for loan losses                         6,000              9,000
                                              ---------          ---------
Net interest income
   after provision for losses                    18,032             14,145
                                              ---------          ---------


Other income:
 Loan and other fees                              1,496              1,629
 Gain on sale of loans                                5                124
 Real estate operations, net                        631                796
   Other operating income                           770                724
                                              ---------          ---------
   Total other income                             2,902              3,273
                                              ---------          ---------

Non-interest expense                             11,911             11,466
                                              ---------          ---------

Earnings before income taxes                      9,023              5,952
Income tax provision                              3,855              2,584
                                              ---------          ---------
Net earnings                                  $  5,168           $   3,368
                                              =========          =========
Earnings per share                            $   0.48           $    0.32
                                              =========          =========

Weighted average shares outstanding
for earnings per share calculation           10,681,815         10,674,779
                                             ==========         ==========

  See accompanying notes to consolidated financial statements.
                                  4

             FirstFed Financial Corp. and Subsidiary
              Consolidated Statements of Cash Flows
                     (Dollars in thousands)

                                                            Three Months Ended
                                                                  March 31,
                                                         ---------------------------
                                                            1997            1996
                                                         -----------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                             $     5,168    $      3,368
Adjustments to reconcile net earnings
to net cash provided by operating
activities:
 Net change in loans-held-for-sale                              (754)          2,083
 Provision for loan losses                                     6,000           9,000
 Valuation adjustments on real estate sold                      (984)           (152)
 Amortization of fees and discounts                             (272)           (765)
 Negative amortization on Loans                                 (701)         (1,255)
 Increase in taxes payable                                     3,855           2,583
 (Increase) decrease in interest and
 dividends receivable                                           (370)            589
 Increase in interest payable                                  2,494           1,723
 Other                                                        (4,938)         (5,423)
                                                         -----------    ------------
 Total adjustments                                             4,330           8,383
                                                         -----------    ------------
 Net cash provided by operating activities                     9,498          11,751
                                                         -----------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Loans made to customers net of principal
  collection on loans                                        (32,108)         20,356
 Loans repurchased under recourse arrangements                (4,561)         (7,297)
 Proceeds from sales of real estate owned                     16,294          20,000
 Proceeds from maturities and principal payments
   on investment  securities held for sale                    12,519          19,913
   Principal reduction of mortgage-backed
   securities held for sale                                   15,936          21,588
 Purchase of investment securities held for sale             (28,300)              -
 Other                                                           350          (1,652)
                                                         -----------    ------------
  Net cash provided by (used in) investing activities        (19,870)         72,908
                                                         -----------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net  increase in savings deposits                            76,339          51,607
 Net decrease in short term borrowings                       (88,561)        (18,761)
 Repayment of long term borrowings                                 -          (5,000)
 Other                                                        (4,185)           (857)
                                                         -----------    ------------
   Net cash provided by (used in) financing activities       (16,407)         26,989
                                                         -----------    ------------

 Net increase (decrease) in cash and cash equivalents        (26,779)        111,648
 Cash and cash equivalents at beginning of period            162,402          36,878
                                                         -----------    ------------
 Cash and cash equivalents at end of period              $   135,623    $    148,526
                                                         ===========    ============

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

Item 2.        Management's  Discussion  and  Analysis  of
               Financial Condition and Results of Operations


FINANCIAL CONDITION

At March 31, 1997, FirstFed Financial Corp. (the "Company"), holding company for First Federal Bank of California and its subsidiaries (the "Bank"), had consolidated assets totaling $4.1 billion, compared to $4.1 billion at December 31, 1996 and $4.2 billion at March 31, 1996. The decrease in assets from March 31, 1996 to March 31, 1997 was due primarily to a decline in the balance of mortgage-backed securities which resulted from principal reductions on the underlying loans.

The Bank's primary market area is Southern California. Throughout the past year the Southern California economy has continued to improve from the economic recession which began in 1990. According to the UCLA Business Forecast for California, March, 1997 Report (the "UCLA Report"), the state is expected to continue to generate jobs at a rate of over 2% annually which should reduce the unemployment rate to below 6% in 1999 for the first time since 1991. The UCLA Report forecasts that real estate prices, which have already begun to firm, will continue to show gradual improvement over the next three years. Further, the Los Angeles Magazine, in the January, 1997 Real Estate edition, reports trends that "suggest a great deal of pent-up demand" led by strong home sales in the entry-level market. Further, Los Angeles Magazine, in the January, 1997 Real Estate edition, reports trends that "suggest a great deal of pent-up demand" led by strong home sales in the entry-level market.

Due to improvement in the real estate market, net loan charge-offs declined to $3.7 million for the first three months of 1997 compared to $8.1 million for the first three months of 1996. The ratio of non-performing assets to total assets was 1.74% as of March 31, 1997, compared to 1.78% at December 31, 1996 and 2.56% at March 31, 1996. (See "Non-performing Assets" for further discussion.)

The Bank's general valuation allowances for loans totaled $51.8 million at March 31, 1997 compared to $54.9 million at December 31, 1996 and $46.2 million at March 31, 1996. The Bank also maintains valuation allowances for impaired loans which totaled $13.2 million at March 31, 1997 compared to $12.4 million at December 31, 1996 and $23.9 million at March 31, 1996.

Loan originations increased by 94% to $87.7 million in the first three months of 1997 compared $45.3 million in the first three months of 1996. The Bank has successfully expanded its emphasis on loan products originated for its portfolio.

The Bank's portfolio of loans and mortgage-backed securities remained at $3.8 billion as of March 31, 1997, December 31, 1996 and March 31, 1996 because principal reductions on loans and and mortgage-backed securities were slightly in excess of loan originations.
                                  7

The following table shows the components of the Bank's portfolio of loans and mortgage-backed securities by collateral type for the periods indicated:

                                                March 31,          December 31,           March 31,
                                                  1997                1996                  1996
                                              -----------         ------------           -----------
                                                             (Dollars in thousands)
REAL ESTATE LOANS:
 First trust deed residential loans:
  One unit                                    $ 1,305,199         $ 1,279,267            $ 1,196,701
  Two to four units                               344,855             342,230                344,867
  Five or more units                            1,266,426           1,277,634              1,320,392
                                              -----------         -----------            -----------
    Residential loans                           2,916,480           2,899,131              2,861,960

OTHER REAL ESTATE LOANS:
  Commercial and industrial                       208,795             210,953                216,415
  Second trust deeds                               17,259              17,497                 18,712
  Other                                             6,392               2,137                  3,038
                                              -----------         -----------            -----------
    Real estate loans                           3,148,926           3,129,718              3,100,125

NON-REAL ESTATE LOANS:
  Manufactured housing                              1,414               1,480                  1,853
  Deposit accounts                                  1,132               1,042                  1,140
  Consumer                                             90                 236                    292
                                              -----------         -----------            -----------
    Loans receivable                            3,151,562           3,132,476              3,103,410

LESS:
  General valuation allowances-
       loan portfolio                              51,821              54,900                 46,152
  Valuation allowances - impaired loans            13,217              12,350                 23,936
  Unrealized loan fees                             16,230              16,757                 21,980
                                              -----------         -----------            -----------
Net loans receivable                            3,070,294           3,048,469              3,011,342

FHLMC AND FNMA MORTGAGE-
 BACKED SECURITIES:
  Secured by single family dwellings              692,391             715,286                783,212
  Secured by multi-family dwellings                18,895              20,189                 23,229
                                              -----------         -----------            -----------
  Mortgage-backed securities                      711,286             735,475                806,441
                                              -----------         -----------            -----------
      TOTAL                                   $ 3,781,580         $ 3,783,944            $ 3,817,783
                                              ===========         ===========            ===========


Because the Bank structures mortgage-backed securities with loans from its own portfolio, mortgage-backed securities generally have the same experience with respect to prepayment, repayment, delinquencies and other factors as the remainder of the Bank's loan portfolio.

The  mortgage-backed  securities  portfolio  was  classified   as
available for sale as of March 31, 1997 in accordance with Statement of Financial Accounting Standards No. 115. A negative fair value adjustment of $8.9 million, net of taxes, was reflected in stockholders' equity as of March 31, 1997. This represents a $4.8 million increase from the negative $4.1 million adjustment at December 31, 1996.

The investment securities portfolio, classified as available-for-sale, was recorded at fair value as of March 31, 1997. A negative fair value adjustment of $335 thousand, net of taxes, was reflected in stockholders' equity as of March 31, 1997. This represents a $207 thousand increase from the negative $128 thousand adjustment at December 31, 1996.

Asset/Liability Management

The one year GAP (the difference between rate-sensitive assets and liabilities repricing within one year or less) was a positive $215 million or 5.22% of total assets at the end of the first quarter of 1997. In comparison, the one year GAP ratio was a positive $240 million or 5.80% of total assets as of December 31, 1996 and a positive $308 million or 7.39% of total assets as of March 31, 1996.

Since over 96% of the Bank's loans adjust based upon monthly changes in the Eleventh District Cost of Funds Index ("COFI Index"), the Bank's one year GAP position varies primarily based upon the remaining terms of its savings and borrowings. The longer the term of the Bank's liabilities, the more positive the one year GAP.

A positive GAP normally benefits a financial institution in times of increasing interest rates. However, because there is a three month time lag before changes in the COFI Index can be implemented with respect to the Bank's loans, the Bank's net interest income typically declines during periods of increasing interest rates.

Capital

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and percentages of total capital to risk-weighted assets. The most recent notification from the OTS indicated that the Bank was well capitalized under the applicable regulatory requirements. The following table summarizes the Bank's actual capital and required capital as of March 31, 1997:

                                    Tangible       Core       Risk-based
                                     Capital      Capital       Capital
                                    --------      -------      ----------
Actual Capital:
    Amount                          $242,665      $242,665     $270,158
    Ratio                               5.85%         5.85%       11.58%
Minimum required capital:
    Amount                          $ 62,173      $124,346     $188,594
    Ratio                               1.50%         3.00%        8.00%
Well capitalized required capital:
    Amount                                 -      $207,243     $235,255
    Ratio                                  -          5.00%       10.00%

Pursuant to the Board of Directors' authorization in 1987, the Company may repurchase up to 10% of its outstanding shares of common stock as of December 31, 1987. The Company repurchased 127,000 shares during 1996 at an average price of $16.17 per share. No shares were repurchased during the first quarter of 1997. As of March 31, 1997, 137,000 shares remained eligible for repurchase.

RESULTS OF OPERATIONS

The Company reported consolidated net earnings of $5.2 million for the first quarter of 1997 compared to net earnings of $3.4 million for the first quarter of 1996. The improved earnings resulted primarily from a $3.0 million decrease in the loan loss provision and an $887 thousand increase in net interest income, $486 thousand of which was interest received on California tax refunds.

For the first three months of 1997, loan charge-offs, net of recoveries, were $3.7 million compared to $8.1 million for the first three months of 1996. The lower charge-off levels in 1997 resulted primarily from fewer valuation allowances established on single family and multi-family loans as a result of more stable real estate prices compared to the first quarter of 1996. (See "Non-performing Assets" for further discussion.)

Loan Loss Provisions

Due to improving real estate conditions in Southern California, $6.0 million was provided for loan losses in the first quarter of 1997 compared to $9.0 million in the first quarter of 1996. Management is unable to predict future levels of loan loss provisions. Among other things, future loan loss provisions are based on the level of loan charge-offs, foreclosure activity, and management's perceptions of economic trends in Southern California.

Listed below is a summary of the activity in the general valuation allowance and the valuation allowance for impaired loans for the Bank's loan portfolio during the periods indicated:

                                                    Three Months Ended March 31, 1997
                                             -----------------------------------------------
                                                General         Impaired
                                               Valuation       Valuation
                                               Allowance       Allowance           Total
                                             -------------   -------------    --------------
                                                          (Dollars in thousands)
Balance at December 31, 1996                 $   54,900      $   12,350         $   67,250
Provision for loan losses                         3,874           2,126              6,000
Charge-offs:
 Single family                                   (1,858)             (3)            (1,861)
 Multi family                                    (1,705)         (1,256)            (2,961)
                                             ----------      ----------         ----------
Total charge-offs                                (3,563)         (1,259)            (4,822)
Recoveries                                          844               -                844
                                             ----------      ----------         ----------
Net charge-offs                                  (2,719)         (1,259)            (3,978)
Transfer to valuation allowance
  for loans sold with recourse                   (4,234)              -             (4,234)
                                             ----------      ----------         ----------
Balance at March 31, 1997                    $   51,821      $   13,217         $   65,038
                                             ==========      ==========         ==========

                                                    Three Months Ended  March 31, 1996
                                             ----------------------------------------------
                                                General         Impaired
                                               Valuation       Valuation
                                               Allowance       Allowance           Total
                                             -------------   ------------     -------------
                                                          (Dollars in thousands)
Balance at December 31, 1995                 $   42,876        $  26,101        $   68,977
Provision for loan losses                         4,552            4,448             9,000
Charge-offs:
 Single family                                   (3,238)            (165)           (3,403)
 Multi-family                                         -           (6,448)           (6,448)
 Non-real estate                                   (170)               -              (170)
                                             ----------        ---------        ----------
Total charge-offs                                (3,408)          (6,613)          (10,021)
Recoveries                                        2,132                -             2,132
                                             ----------        ---------        ----------
Net charge-offs                                  (1,276)          (6,613)           (7,889)
                                             ----------        ---------        ----------
Balance at March 31, 1996                    $   46,152        $  23,936        $   70,088
                                             ==========        =========        ==========

The Bank also maintains a valuation allowance for loans sold with recourse, recorded as a liability. This allowance was 5.74% of loans sold with recourse as of March 31, 1997, compared to 3.64% as of December 31, 1996 and 3.64% as of March 31, 1996. The balance of loans sold with recourse totaled $224.7 million, $230.8 million and $241.8 million as of March 31, 1997, December 31, 1996 and March 31, 1996, respectively. The Bank has not entered into any new recourse arrangements since 1989. Listed below is a summary of the activity in the valuation allowance for loans sold with recourse during the periods indicated:

                                                    Three Months Ended March 31,
                                                 --------------------------------
                                                      1997              1996
                                                    --------          --------
                                                       (Dollars in thousands)
Balance at beginning of period                      $  8,398          $  9,050
Charge-offs                                                -              (259)
Recoveries                                               268                 -
Transfers from general loan
  valuation allowance                                  4,234                 -
                                                    --------          --------
Balance at end of period                            $ 12,900          $  8,791
                                                    ========          ========

The following table summarizes the activity in the general valuation allowance for real estate acquired by foreclosure for the quarter ended March 31, 1997 (dollars in thousands):

Balance at December 31, 1996                        $    520
Provision for losses                                     125
Charge-offs                                             (244)
                                                    --------
Balance at March 31, 1997                           $    401
                                                    ========

There was no general valuation allowance for real estate acquired by foreclosure during the quarter ended March 31, 1996.

The Company's interest rate margin was the same for the three month periods ended March 31, 1997 and 1996 at 2.09%. The Eleventh District Cost of Funds Index (on a lagged basis) determines the yield on over 96% of the Bank's loan portfolio and was 0.26% lower during the first three months of 1997 compared to the same period of 1996. A lower balance in non-performing loans and a higher yielding investment portfolio offset the reduction in the loan yield. In addition, the Bank's cost of funds was 0.16% lower in the first quarter of 1997 than in the first quarter of 1996.

The following table sets forth: (i) the average daily dollar amounts of and average yields earned on loans, mortgage-backed securities and investment securities, (ii) the average daily dollar amounts of and average rates paid on savings and borrowings, (iii) the average daily dollar differences, (iv) the interest rate spreads, and (v) the effective net spreads for the periods indicated.

                                                    Three Months Ended March 31,
                                                  -----------------------------
                                                      1997              1996
                                                  -----------       ------------
                                                        (Dollars In thousands)
Average loans and mortgage-backed
 securities                                       $  3,785,302      $  3,852,566
Average investment securities                          167,209           181,653
                                                  ------------      ------------
Average interest-earning assets                      3,952,511         4,034,219
                                                  ------------      ------------
Average savings deposits                             1,986,081         2,246,137
Average borrowings                                   1,865,609         1,714,861
                                                  ------------      ------------
Average interest-bearing liabilities                 3,851,690         3,960,998
                                                  ------------      ------------
Excess of interest-earning assets over
 interest-bearing liabilities                     $    100,821      $     73,221
                                                  ============      ============
Yields earned on average interest
 earning assets                                           7.29%             7.45%
Rates paid on average interest-
 bearing liabilities                                      5.20              5.36
Net interest rate spread                                  2.09              2.09
Effective net spread (1)                                  2.23              2.18

Total interest income                             $     72,085      $     75,102
Total interest expense                                  49,653            52,952
                                                  ------------      ------------
                                                        22,432            22,150
Total other items (2)                                    1,600               995
                                                  ------------      ------------
Net interest income                               $     24,032      $     23,145
                                                  ============      ============


(1) The effective net spread is a fraction, the denominator of which is the average dollar amount of interest-earning assets, and the numerator of which is net interest income (excluding stock dividends and miscellaneous interest income).

(2)              Includes  Federal  Home  Loan  Bank  Stock  and  other
                 miscellaneous    items,  including   interest    on
                 California tax refunds.

NON-INTEREST INCOME AND EXPENSE

Real estate operations produced net gains of $631 thousand and $796 thousand for the first quarter of 1997 and 1996, respectively. Gains result primarily from the recovery of excess valuation allowances associated with foreclosed properties sold.

A net gain on sale of loans of $5 thousand and $124 thousand was recognized for the first quarter of 1997 and 1996, respectively.
The volume of loans sold during the first quarter of 1997 and 1996 was $1.2 million and $14.5 million, respectively.

Total non-interest expense increased by 4% during the first quarter of 1997 to $11.9 million compared to $11.5 million for the prior year period. Expenses increased as a result of compensation-related items associated with the Bank's development of new business products and servicies as well as certain costs associated with evaluating new data processing and occupancy requirements. The expense-to-assets ratio was 1.15% of average assets for the first quarter of 1997, up from 1.10% for the same quarter of last year.

NON-ACCRUAL, PAST DUE, MODIFIED AND RESTRUCTURED LOANS

The Bank accrues interest earned but uncollected for every loan without regard to its contractual delinquency status but establishes a specific interest allowance for each loan which becomes 90 days or more past due or is in foreclosure. Loans on which delinquent interest allowances had been established (non-accrual loans) totaled $71.8 million at March 31, 1997 compared to $72.6 million at December 31, 1996 and $98.4 million at March 31, 1996.

The amount of interest that has been reserved for loans 90 days or more delinquent or in foreclosure was $4.3 million at March
31,  1997, $4.2 million at December 31, 1996 and $4.5 million  at
March 31, 1996.

The Bank has debt restructurings which result from temporary modifications of principal and interest payments. Under these arrangements, loan terms are typically reduced to no less than a monthly interest payment required under the note. Any loss of revenues under the modified terms would be immaterial to the Bank. Generally, if the borrower is unable to return to scheduled principal and interest payments at the end of the modification period, foreclosure proceedings are initiated. As of March 31, 1997, the Bank had modified loans totaling $13.5 million, net of loan loss allowances totaling $3.9 million. One modified loan, with an unpaid principal balance of $113 thousand, was 90 days or more delinquent as of March 31, 1997.

Pursuant to Statement of Financial Accounting Standards No. 114 ("SFAS No. 114"), the Bank considers a loan to be impaired when management believes that it is probable that the Bank will be unable to collect all amounts due under the contractual terms of the loan. Estimated impairment losses are recorded as separate valuation allowances and may be subsequently adjusted based upon changes in the measurement of impairment. Impaired loans, which are disclosed net of valuation allowances, include non-accrual major loans (single family loans with an outstanding principal amount greater than or equal to $500,000 and multi-family and commercial real estate loans with an outstanding principal amount greater than or equal to $750,000), modified loans, and major loans less than 90 days delinquent in which full payment of principal and interest is not expected to be received.

The following is a summary of impaired loans, net of valuation allowances for impairment, for the periods indicated:

                                                   March 31,       December 31,      March 31,
                                                     1997             1996             1996
                                                  ---------        -----------      ---------
                                                              (Dollars in thousands)
Non-accrual loans                                 $   22,959        $   20,052      $   29,895
Modified loans                                         6,628             5,996          11,274
Other impaired loans                                  18,226            11,586          37,076
                                                  ----------        ----------      ----------
                                                  $   47,813        $   37,634      $   78,245
                                                  ==========        ==========      ==========

The increase as of March 31, 1997 compared to December 31, 1996 was due to the designation of three multi-family residential loans as impaired during the quarter. The Bank evaluates loans for impairment whenever the collectibility of contractual principal and interest payments is questionable. Large groups of smaller balance homogenous loans that are collectively evaluated for impairment, including residential mortgage loans, are not subject to the application of SFAS No. 114.

When a loan is considered impaired, the Bank measures impairment based on the present value of expected future cash flows (over a period not to exceed 5 years) discounted at the loan's effective interest rate. However, if the loan is "collateral-dependent" or a probable foreclosure, impairment is measured based on the fair value of the collateral. When the measure of an impaired loan is less than the recorded investment in the loan, the Bank records an impairment allowance equal to the excess of the Bank's recorded investment in the loan over its measured value. The following summary details impaired loans measured using the fair value method and loans measured based on the present value of expected future cash flows discounted at the effective interest rate of the loan for the periods indicated:

                                            March 31,      December 31,     March 31,
                                              1997            1996            1996
                                           ---------       -----------     ---------
                                                     (Dollars in thousands)
Fair value method                          $  43,750       $  34,642       $  59,753
Present value method                           4,063           2,992          18,492
                                           ---------       ---------       ---------
Total impaired loans                       $  47,813       $  37,634       $  78,245
                                           =========       =========       =========

Impaired loans for which there were no valuation allowances established totaled $6.7 million, $4.1 million and $4.4 million as of March 31, 1997, December 31, 1996, and March 31, 1996, respectively. See "Results of Operations" for an analysis of activity in the valuation allowance for impaired loans.

The table below shows the Bank's net investment in non-performing loans determined to be impaired, by property type, as of the periods indicated:

                                             March 31,    December 31,     March 31,
                                               1997          1996            1996
                                           ----------     -----------      ---------
                                                      (Dollars in thousands)
Single family                              $    3,272     $     2,002      $     825
Multi-family                                   18,102          17,417         25,540
Commercial                                      1,585             633          3,530
                                           ----------     -----------      ---------
                                           $   22,959     $    20,052      $  29,895
                                           ==========     ===========      =========

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

Listed below is additional information concerning the Bank's impaired loans for the periods indicated:

                                            March 31,     December 31,     March 31,
                                              1997           1996            1996
                                           ----------     ------------     ----------
                                                      (Dollars in thousands)
Average recorded investment                $   46,559     $   36,632       $   77,435

Interest income recognized
  on impaired loans                        $      574     $      445       $    1,164

ASSET QUALITY

The following table sets forth certain asset quality ratios of the Bank at the periods indicated:


                                           March 31,      December 31,      March 31,
                                             1997           1996             1996
                                           --------       -----------       --------
Non-Performing Loans to
 Loans Receivable (1)                      1.85%            1.89%            2.61%

   Non-Performing Assets to
 Total Assets (2)                          1.74%            1.78%            2.56%

   Loan Loss Allowances to
 Non-Performing Loans (3)                 90.78%           94.27%           64.66%

   General Loss Allowances to
    Assets with Loss Exposure  (4)         1.63%            1.73%            1.48%

   General Loss Allowances to
 Total Assets with Loss
 Exposure (5)                              1.90%            1.86%            1.63%



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

NON-PERFORMING ASSETS


The Bank defines non-performing assets as loans delinquent over 90 days (non-accrual loans), loans in foreclosure and real estate acquired by foreclosure. An analysis of non-performing assets as of the periods indicated follows:


                                            March 31,     December 31,     March 31,
                                              1997            1996           1996
                                            ----------    ------------    ----------
                                                     (Dollars in  thousands)
Real estate acquired by foreclosure:
Single family                               $  8,897      $   6,840        $   9,112
Multi-family                                   3,806          7,339           13,797
Commercial                                       809            673            2,806
Other                                              -              -              177
                                            --------      ---------        ---------
 Total real estate acquired by foreclosure    13,512         14,852           25,892
                                            --------      ---------        ---------


Non-accrual loans:
Single family                                 21,652         25,602           26,248
Multi-family                                  46,913         44,754           65,661
Commercial                                     3,246          2,223            6,278
Other                                             21              -              223
Less:
   Valuation allowances (1)                  (13,385)       (13,522)         (17,482)
                                            --------      ---------        ---------
 Total non-performing loans                   58,447         59,057           80,928
                                            --------      ---------        ---------
Total non-performing assets                 $ 71,959      $  73,909        $ 106,820
                                            ========      =========        =========




(1) Includes valuation allowances for impaired loans and loss allowances on other non-performing loans requiring fair value adjustments.


Real estate acquired by foreclosure at March 31, 1997 decreased 9% compared to December 31, 1996 and 48% compared to March 31, 1996. Real estate acquired by foreclosure decreased compared to the previous quarter and the same period last year as a result of a decline in new foreclosed properties. Management continues to dedicate significant attention to the quick resolution and disposition of foreclosed properties. Sales of foreclosed real estate totaled $16.3 million and $20.0 million during the first quarter of 1997 and 1996, respectively.

Non-accrual loans, net of valuation allowances, decreased slightly compared to the level at December 31, 1996 and decreased 28% compared to the March 31, 1996 level. During the first quarter of 1997, the reduction in single-family non accrual loans was partly offset by an increase in multi-family non-accrual loans. The decrease in non-accrual loans since the first quarter of 1996 is primarily due to a decline in multi-family loan delinquencies.
                                  16

SOURCES OF FUNDS

External sources of funds include deposits from several sources, advances from the Federal Home Loan Bank of San Francisco
("FHLB"), securitized borrowings and unsecured term funds.

Deposits are accepted from retail savings branches, a telemarketing department, and national deposit brokers. Excluding $16.8 million in interest credits during the first quarter of 1997, total savings deposits increased by $59.5 million during the first three months of 1997.

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

Deposits accepted by retail branches decreased by $1.2 million during the first three months of 1997. The Bank has increased its promotional efforts at retail branches in order to counter increased competition for customer deposits in Southern California. Retail deposits comprised 72.3% of total savings deposits as of March 31, 1997.

Telemarketing deposits increased by $16.5 million during the first three months of 1997. These accounts are normally large deposits from pension plans, managed trusts and other financial institutions. These deposit levels fluctuate based on the attractiveness of the Bank's rates compared to rates available to investors on alternative investments. Telemarketing deposits comprised 6.4% of total deposits at March 31, 1997.

Deposits acquired from national brokerage firms ("brokered deposits") increased by $44.2 million during the first three months of 1997. The Bank has used brokered deposits for over 10 years and considers these deposits a stable source of funds. Because the Bank has sufficient capital to be deemed "well-capitalized" under the standards established by the Office of Thrift Supervision, it may solicit brokered funds without special regulatory approval. At March 31, 1997, brokered deposits comprised 21.3% of total deposits.

Total borrowings decreased by $88.6 million during the first three months of 1997 due to net payoffs of $92.0 million in FHLB advances and $17.6 in borrowings under reverse repurchase agreements, offset by $21.0 million in additional unsecured term funds.

Internal sources of funds include both principal payments and payoffs on loans and mortgage-backed securities, loan sales, and positive cash flows from operations. Principal payments include amortized principal and prepayments which are a function of real estate activity and the general level of interest rates. Total principal payments were $70.6 million for the first quarter of 1997. This compares with principal payments of $69.4 million for the first quarter of 1996.

Loan sales decreased to $1.2 million for the first quarter of 1997 compared with loan sales of $14.5 million for the first quarter of 1996 due to a decrease in the amount of saleable product originated.

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

          (10.4) Form of Change in Control Employment Agreement effective September 26, 1996 filed as Exhibit 10.4 to Form 10-Q for the quarter ended September 30, 1996 and incorporated by reference.

          (10.5) Form of Directors Stock Incentive Plan effective January 1, 1997 filed as Appendix A to Proxy Statement dated March 18, 1997 for Annual Meeting of Stockholders and incorporated by reference.

          (11.1) Computation of earnings per share. Part I hereof is incorporated by reference.



    b)    Reports on Form 8-K

          No reports on Form 8-K were filed during the period ended March 31, 1997.
                                  18

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                FIRSTFED FINANCIAL CORP.
                                ------------------------
                                 Registrant

                                Date:    May 14, 1997


                                By /s/ BABETTE E. HEIMBUCH
                                   -----------------------
                                   Babette E. Heimbuch
                                   President and
                                   Chief Executive Officer



                                By /s/ DOUGLAS J. GODDARD
                                   ----------------------
                                   Douglas J. Goddard
                                   Chief Financial Officer
                                   and Executive Vice President