Form 10-Q
period 1997-06-30
FIRSTFED FINANCIAL CORP
filed 1997-08-14
CIK 810536

===========================================================================


                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
              For the Quarter Ended June 30, 1997
                               OR
          TRANSITION REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


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

                                      Yes          x           No
                                                 _____



As  of August 1, 1997, 10,580,755 shares of the Registrant's $.01 par value common stock were outstanding.
===========================================================================

                    FirstFed Financial Corp.
                              Index

                                                                         Page
                                                                         ----
Part I.    Financial Information

           Item 1. Financial Statements

                   Consolidated Statements of Financial Condition          3
                   as of June 30, 1997, December 31, 1996
                   and June 30, 1996

                   Consolidated Statements of Operations for the three     4
                   months and six months ended June 30, 1997 and 1996

                   Consolidated Statements of Cash Flows for the six       5
                   months ended June 30, 1997 and 1996

                   Notes to Consolidated Financial Statements              6

           Item 2. Management's Discussion and Analysis of Financial       7
                   Condition and Results of Operations

Part II.   Other Information (omitted items are inapplicable)             18

           Item 4. Submission of Matters to a Vote of Securities Holders
           Item 6. Exhibits and Reports on Form 8-K

Signatures                                                                19

                PART I - FINANCIAL STATEMENTS

Item 1.  Financial Statements

             FirstFed Financial Corp. and Subsidiary
         Consolidated Statements of Financial Condition
         (Dollars in thousands, except  per share data)



                                                      June 30,            December 31,        June  30,
                                                        1997                  1996              1996
                                                    ------------          ------------      -------------

Assets
Cash and cash equivalents                           $    187,978          $    162,402      $      79,650
Investment securities, available-for-sale
  (at fair value)                                         67,159                69,440            120,776
Mortgage-backed securities, available-for-sale
 (at fair value)                                         696,530               735,475            765,555
Loans receivable, held-for-sale (fair value of
  $11,482, $6,238, and $2,929)                            11,335                 6,195              2,926
Loans receivable, net                                  3,101,564             3,042,274          3,000,483
Accrued interest and dividends receivable                 27,366                26,910             28,196
Real estate                                               13,031                14,445             20,548
Office properties and equipment, net                       9,498                 8,944              8,940
Investment in Federal Home Loan Bank
 (FHLB) stock, at cost                                    66,004                62,400             60,518
Other assets                                              12,738                15,367             17,262
                                                    ------------          ------------      -------------
                                                    $  4,193,203          $  4,143,852      $   4,104,854
                                                    ============          ============      =============


Liabilities
Deposits                                            $  1,960,394          $  1,957,448      $   2,158,268
FHLB advances and other borrowings                     1,382,500             1,294,000          1,020,875
Securities sold under agreements to repurchase           601,849               646,482            679,006
Accrued expenses and other liabilities                    46,004                51,372             57,939

                                                    ------------          ------------      -------------
                                                       3,990,747             3,949,302          3,916,088
                                                    ------------          ------------      -------------
Commitments and Contingent Liabilities

Stockholders' Equity
Common stock, par value $.01 per share;
 authorized 25,000,000 shares; issued 11,498,894
 11,453,369, and 11,432,417 shares, outstanding
 10,575,374, 10,529,849, and 10,508,897 shares               115                   115                114
Additional paid-in capital                                29,410                28,677             28,430
Retained earnings - substantially  restricted            194,481               183,965            182,489
Loan to employee stock ownership plan                     (2,187)               (2,132)            (2,566)
Treasury stock, at cost, 923,520 shares                  (11,885)              (11,885)           (11,885)
Unrealized loss on securities
  available-for-sale, net of taxes                        (7,478)               (4,190)            (7,816)
                                                    ------------          ------------      -------------
                                                         202,456               194,550            188,766
                                                    ------------          ------------      -------------
                                                    $  4,193,203          $  4,143,852      $   4,104,854
                                                    ============          ============      =============

                   See accompanying notes to consolidated financial statements.

             FirstFed Financial Corp. and Subsidiary
              Consolidated Statements of Operations
         (Dollars in thousands, except  per share data)




                                                 Three  Months  Ended               Six  Months  Ended
                                                       June 30,                          June 30,
                                              --------------------------         ------------------------
                                                 1997            1996               1997          1996
                                              ----------      ----------         ----------    ----------

Interest income:
  Interest on loans                           $   58,409      $   56,564         $  116,222    $  114,450
  Interest on mortgage-backed securities          12,268          13,850             24,904        28,565
  Interest and dividends on investments            3,268           3,339              6,505         6,835
                                              ----------      ----------         ----------    ----------
    Total interest income                         73,945          73,753            147,631       149,850
                                              ----------      ----------         ----------    ----------

Interest expense:
  Interest on deposits                            23,968          26,245             46,866        53,413
  Interest on borrowings                          26,949          24,033             53,704        49,817
                                              ----------      ----------         ----------    ----------
    Total interest expense                        50,917          50,278            100,570       103,230
                                              ----------      ----------         ----------    ----------

Net interest income                               23,028          23,475             47,061        46,620
Provision for loan losses                          5,500           9,000             11,500        18,000
                                              ----------      ----------         ----------    ----------
Net interest income
  after provision for loan losses                 17,528          14,475             35,561        28,620
                                              ----------      ----------         ----------    ----------
Other income:
  Loan and other fees                              1,509           1,641              3,005         3,270
  Gain on sale of  loans                              25              73                 30           197
  Real estate operations, net                        467             452              1,098         1,248
  Other operating income                             889             657              1,659         1,381
                                              ----------      ----------         ----------    ----------
    Total other income                             2,890           2,823              5,792         6,096
                                              ----------      ----------         ----------    ----------

Non-interest expense                              10,996          11,287             22,908        22,753
                                              ----------      ----------         ----------    ----------

Earnings before income taxes                       9,422           6,011             18,445        11,963
Income tax provision                               4,074           2,611              7,929         5,195
                                              ----------      ----------         ----------    ----------
Net earnings                                  $    5,348      $    3,400         $   10,516    $    6,768
                                              ==========      ==========         ==========    ==========


Earnings per share                            $     0.50      $     0.32         $     0.98    $     0.64
                                              ==========      ==========         ==========    ==========


Weighted average shares outstanding
for earnings per share calculation            10,717,861      10,618,472         10,717,854    10,636,757
                                              ==========      ==========         ==========    ==========

                   See accompanying notes to consolidated financial statements.

             FirstFed Financial Corp. and Subsidiary
              Consolidated Statements of Cash Flows
                     (Dollars in thousands)

                                                                     Six Months Ended
                                                                          June 30,
                                                                 ------------------------
                                                                    1997          1996
                                                                 ----------    ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                     $   10,516    $    6,768
Adjustments to reconcile net earnings
       to net cash provided by operating activities:
 Net change in loans-held-for-sale                                   (5,140)        4,451
   Provision for loan losses                                         11,500        18,000
 Valuation adjustments on real estate sold                           (2,403)         (768)
 Amortization of fees and discounts                                    (613)         (662)
 Increase in negative amortization                                   (1,319)       (2,257)
 Increase  in taxes payable                                           7,929         5,195
 (Increase) decrease  in interest  and
   dividends receivable                                                (456)          424
 Increase (decrease) in interest payable                                631        (6,289)
   Other                                                               (517)       (2,479)
                                                                 ----------    ----------
 Total adjustments                                                    9,612        15,615
                                                                 ----------    ----------
    Net cash provided by operating activities                        20,128        22,383
                                                                 ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Loans made to customers net of principal
 collection on loans                                                (91,117)        1,142
 Loans repurchased                                                   (5,468)       (9,479)
 Proceeds from sales of real estate                                  35,525        41,181
 Principal reductions on mortgage-backed securities                  33,629        49,085
 Proceeds from maturities and principal payments
   on investment  securities                                         30,166        34,123
 Purchase of investment securities                                  (28,300)      (79,405)
 Purchase of FHLB stock                                              (1,666)           -
 Treasury stock purchases                                                -         (2,053)
 Other                                                                 (491)        2,578
                                                                 ----------    ----------
      Net cash provided by (used in) investing activities           (27,722)       37,172
                                                                 ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net  increase (decrease) in savings deposits                         2,946       (46,768)
 Net increase  in short term borrowings                              93,867        41,938
 Repayment of long term borrowings                                  (50,000)       (9,000)
 Payment of prior period taxes and interest to IRS                   (9,812)           -
 Other                                                               (3,831)       (2,953)
                                                                 ----------    ----------
      Net cash provided by (used in) financing activities            33,170       (16,783)
                                                                 ----------    ----------


 Net increase in cash and cash equivalents                           25,576        42,772
 Cash and cash equivalents at beginning of period                   162,402        36,878
                                                                 ----------    ----------
 Cash and cash equivalents at end of period                      $  187,978    $   79,650
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

Item 2.   Management's  Discussion  and  Analysis  of Financial
          Condition and Results of Operations


Financial Condition

At June 30, 1997, FirstFed Financial Corp. (the "Company"), holding company for First Federal Bank of California and its subsidiaries (the "Bank"), had consolidated assets totaling $4.2 billion, compared to $4.1 billion at December 31, 1996 and June 30, 1996.

The Bank's primary market area is Southern California which has continued to improve from the economic recession of the early 1990s. According to the UCLA Forecast for California, June 1997 Report (the "UCLA Report"), the region has shown strong gains in employment, consumer confidence and personal income over the past year. Furthermore, according to the UCLA Report, California real estate prices have risen 2% over the last year, are predicted to rise 3.6% in 1997 and to remain 1% above inflation thereafter.

Consistent with the improvement noted in the Southern California economy and real estate market, the Bank's ratio of non-performing assets to total assets decreased to 1.39% as of June 30, 1997 from 1.78% at December 31, 1996 and 2.52% at June 30, 1996. Compared to the levels one year ago, non-performing loans, net of valuation allowances, decreased 45% and foreclosed real estate decreased 37%. (See "Non-performing Assets" for further discussion.)

The Bank's general valuation allowances were $54 million or 1.65% of total loans and real estate owned with loss exposure at June
30  ,  1997.   This  compares with $55 million  or  1.73%  as  of
December 31, 1996 and $49 million or 1.65% at June 30, 1996. The Bank also maintains valuation allowances for impaired loans which totaled $12 million at June 30, 1997, $12 million at
December 31, 1996 and $21 million at June 30, 1996.   Loan charge-
offs decreased to $5 million and $9 million for the second quarter and first six months of 1997, respectively, from $10 million and $18 million for same periods of 1996, respectively.

The Bank's portfolio of loans, including mortgage-backed securities, remained at $3.8 billion at June 30, consistent with the level at December 31, 1996 and June 30, 1996. Loan originations were $124 million and $212 million for the second quarter and first six months of 1997, respectively, compared to $68 million and $114 million for the second quarter and first six months of 1996, respectively. Principal reductions on loans and mortgage-backed securities were $69 million and $150 million for the second quarter and first six months of 1997, respectively, compared to $80 million and $149 million for the second quarter and first six months of 1996, respectively.

Because the Bank structures mortgage-backed securities with loans from its own portfolio, mortgage-backed securities generally have the same experience with respect to prepayment, repayment, delinquencies and other factors as the remainder of the Bank's loan portfolio. No new mortgage-backed securities were created during 1996 or 1997.

The mortgage-backed securities portfolio, classified as available-
for-sale,  was recorded at fair value as of June  30,  1997.   An
unrealized  loss of  $7 million, net of taxes, was  reflected  in
stockholders'  equity  as  of June  30,  1997.   This  adjustment
represents a $3 million increase over the $4 million unrealized loss recorded as of December 31, 1996.

The following table shows the components of the Bank's portfolio of loans and mortgage-backed securities by collateral type as of the dates indicated:


                                              June 30,            December 31,         June 30,
                                               1997                  1996                1996
                                            -----------           ------------       ------------
                                                           (Dollars in thousands)
REAL ESTATE LOANS:
 First trust deed residential loans:
  One unit                                  $ 1,366,157           $  1,279,267       $  1,205,993
  Two to four units                             345,852                342,230            341,550
  Five or more units                          1,249,930              1,277,634          1,304,150
                                            -----------           ------------       ------------
    Residential loans                         2,961,939              2,899,131          2,851,693

OTHER REAL ESTATE LOANS:
  Commercial and industrial                     205,491                210,953            215,301
  Second trust deeds                             17,444                 17,497             18,070
  Other                                           6,735                  2,137              2,761
                                            -----------           ------------       ------------
    Real estate loans                         3,191,609              3,129,718          3,087,825

NON-REAL ESTATE LOANS:
  Manufactured housing                            1,314                  1,480              1,710
  Deposit accounts                                1,721                  1,042              1,199
  Consumer                                          112                    236                320
                                            -----------           ------------       ------------
    Loans receivable                          3,194,756              3,132,476          3,091,054

LESS:
  General valuation allowances-
       loan portfolio                            53,321                 54,900             48,630
  Valuation allowances - impaired loans          12,019                 12,350             21,083
  Unrealized loan fees                           16,517                 16,757             17,932
                                            -----------           ------------       ------------
    Net loans receivable                      3,112,899              3,048,469          3,003,409

FHLMC AND FNMA MORTGAGE-
  BACKED SECURITIES (at fair value):
  Secured by single family dwellings            677,587                715,286            745,016
  Secured by multi-family dwellings              18,943                 20,189             20,539
                                            -----------           ------------       ------------
    Mortgage-backed securities                  696,530                735,475            765,555
                                            -----------           ------------       ------------
      TOTAL                                 $ 3,809,429           $  3,783,944       $  3,768,964
                                            ===========           ============       ============


The multi-family loan portfolio (five or more units) continues to decline due to amortization and payoffs of the underlying loans.
The Bank originates multi-family loans primarily to finance the sale of its foreclosed properties.

The investment securities portfolio, classified as available-for-sale, was recorded at fair value as of June 30, 1997. An unrealized loss of $312 thousand, net of taxes, was reflected in stockholders' equity as of June 30, 1997. This adjustment represented a $184 thousand increase over the $128 thousand unrealized loss recorded as of December 31, 1996.
                                       8

Asset/Liability Management

The one year GAP ratio (the difference between rate-sensitive assets and liabilities repricing within one year or less as a percentage of total assets) was a positive $235 million or 5.60% of total assets at June 30, 1997. In comparison, the one year GAP ratio was a positive $240 million or 5.80% of total assets as of December 31, 1996 and a positive $294 million or 7.16% as of June 30, 1996.

Over 98% of the Bank's rate-sensitive assets reprice within one year because more than 95% of its loans adjust monthly based upon changes in the Eleventh District Cost of Funds Index ("COFI Index"). Therefore, the Bank's one year GAP varies based upon the extent by which the maturities of its deposits and borrowings exceed one year.

A positive GAP normally benefits a financial institution in times of increasing interest rates. However, the Bank's net interest income typically declines during periods of increasing interest rates because of a three month time lag before changes in the COFI Index can be implemented with respect to the Bank's loans.

Capital

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and percentage of total capital to risk-weighted assets. The most recent notification from the OTS indicates that the Bank was well capitalized under the applicable regulatory requirements . The following table summarizes the Bank's actual capital and required capital as of June 30, 1997:


                                                 Tangible             Core                Risk-based
                                                 Capital             Capital                Capital
                                                 --------           ---------             ----------
                                                             (Dollars in thousands)
Actual Capital:
     Amount                                      $249,181           $ 249,181             $  277,550
   Ratio                                             5.92%               5.92%                 11.68%
Minimum required capital:
     Amount                                      $ 63,085           $ 126,169             $  191,815
     Ratio                                           1.50%               3.00%                  8.00%
Well capitalized required capital:
     Amount                                           -             $ 210,282             $  239,360
     Ratio                                            -                  5.00%                 10.00%


Pursuant to the Board of Directors' authorization in 1987, the Company may repurchase up to 10% of its outstanding shares of common stock that were outstanding as of December 31, 1987. The Company repurchased 127,000 shares during 1996 at an average price of $16.17 per share. Total shares repurchased as of June 30, 1997 were 923,520 at an average price of $11.87. No shares were repurchased during the first six months of 1997. As of June 30, 1997, 137,000 shares remained eligible for repurchase.

Results of Operations

The Company reported consolidated net earnings of $5.3 million for the second quarter of 1997 compared to net earnings of $3.4 million for the second quarter of 1996. The improved earnings resulted primarily from a 39% decrease in the provision for loan losses to $5.5 million for the second quarter of 1997 from $9.0 million for the second quarter of 1996.

The Company reported consolidated net earnings of $10.5 million for the first six months of 1997 compared to $6.8 million for the same period last year. The provision for loan losses for the first six months of 1997 was $11.5 million compared to $18.0 million for the first six months of 1996.

Loan Loss Provisions

Management is unable to predict future levels of loan loss provisions. Among other things, future loan loss provisions are based on the level of loan charge-offs, foreclosure activity, and management's perceptions of the economic climate in Southern California.

Listed below is a summary of the activity in the general valuation allowance and the valuation allowance for impaired loans for the Bank's loan portfolio during the periods indicated:


                                                        Six Months Ended June 30, 1997
                                                ----------------------------------------------
                                                 General             Impaired
                                                Valuation           Valuation
                                                Allowances          Allowances         Total
                                                ----------          ----------       ---------
                                                             (Dollars in thousands)

Balance at December 31, 1996                    $   54,900          $   12,350       $  67,250
Provision for loan losses                            6,045               5,455          11,500
Charge-offs:
 Single family                                      (3,255)               (179)         (3,434)
 Multi-family                                       (1,568)             (5,033)         (6,601)
 Commercial                                                               (574)           (574)
                                                ----------          ----------       ---------
Total charge-offs                                   (4,823)             (5,786)        (10,609)
Recoveries                                           1,433                   -           1,433
                                                ----------          ----------       ---------
Net charge-offs                                     (3,390)             (5,786)         (9,176)
                                                ----------          ----------       ---------
Transfers to general valuation allowance
 for loans sold with recourse                       (4,234)                  -          (4,234)
                                                ----------          ----------       ---------
Balance at June 30, 1997                        $   53,321          $   12,019       $  65,340
                                                ==========          ==========       =========

                                                        Six Months Ended June 30, 1996
                                                ----------------------------------------------
                                                 General             Impaired
                                                Valuation           Valuation
                                                Allowances          Allowances         Total
                                                ----------          ----------       ---------
                                                             (Dollars in thousands)

Balance at December 31, 1995                    $   42,876          $   26,101       $  68,977
Provision for loan losses                            9,515               8,485          18,000
Charge-offs:
 Single family                                      (5,550)               (165)         (5,715)
 Multi-family                                       (1,168)            (12,849)        (14,017)
 Commercial                                              -                (489)           (489)
 Non-real estate                                      (180)                  -            (180)
                                                ----------          ----------       ---------
Total charge-offs                                   (6,898)            (13,503)        (20,401)
Recoveries                                           3,837                   -           3,837
                                                ----------          ----------       ---------
Net charge-offs                                     (3,061)            (13,503)        (16,564)
                                                ----------          ----------       ---------
Transfers to general valuation
 allowance for real estate                            (700)                  -            (700)
                                                ----------          ----------       ---------
Balance at June 30, 1996                        $   48,630          $   21,083       $  69,713
                                                ==========          ==========       =========

The Bank also maintains a valuation allowance for loans sold with recourse, recorded as a liability. This allowance was 5.80% of loans sold with recourse as of June 30, 1997, compared to 3.64% as of December 31, 1996 and 3.54% as of June 30, 1996. The balance of loans sold with recourse totaled $221 million, $231 million and $239 million as of June 30, 1997, December 31, 1996 and June 30, 1996, respectively. The Bank has not entered into any new recourse arrangements since 1989. Listed below is a summary of the activity in the valuation allowance for loans sold with recourse during the periods indicated:


                                            Six Months Ended June 30,
                                        ---------------------------------
                                          1997                     1996
                                        --------                 --------
                                              (Dollars in thousands)

Balance at beginning of period          $  8,398                 $  9,050
Charge-offs                                  (70)                    (600)
Recoveries                                   268                        -
Transfers from general  loan
  valuation allowance                      4,234                        -
                                        --------                 --------
Balance at end of period                $ 12,830                 $  8,450
                                        ========                 ========


The following table summarizes the activity in the general valuation allowance for real estate acquired by foreclosure for the periods indicated:

                                            Six Months Ended June 30,
                                        --------------------------------
                                          1997                     1996
                                        -------                  -------
                                              (Dollars in thousands)
Balance at beginning of period          $   520                  $     -
Provision for losses                        581                        -
Charge-offs                                (841)                       -
Transfers from general  loan
  valuation allowance                         -                      700
                                        -------                  -------
Balance at end of period                $   260                  $   700
                                        =======                  =======

Net Interest Income

The Company's interest rate margin decreased to 2.07% for the second quarter of 1997 from 2.13% for the second quarter of last year. During the first six months of 1997, the interest rate margin decreased to 2.08% from 2.11% for the same period of last year. The COFI Index (on a lagged basis) determines the yield on over 95% of the loan portfolio. The Index in effect during the three months and six months ended June 30, 1997 decreased 0.17% and 0.22% compared to the same periods of the prior year. The declines in the Index since the prior year offset the positive effects of the decrease in non-performing assets during the same period. In addition, the Bank's cost of funds increased by 0.06% during the three months ended June 30, 1997 over the same period of last year and by 0.05% during the first six months of 1996 compared to the same period of last year.

The following table sets forth: (i) the average daily dollar amounts of and average yields earned on loans, mortgage-backed securities and investment securities, (ii) the average daily dollar amounts of and average rates paid on savings and borrowings, (iii) the average daily dollar differences, (iv) the interest rate spreads, and (v) the effective net spreads for the periods indicated:


                                                 During the Six Months Ended June 30,
                                                 ------------------------------------
                                                    1997                      1996
                                                 ----------                ----------
                                                        (Dollars In Thousands)

Average loans and mortgage-backed
 securities                                      $3,794,458                $3,822,478
Average investment securities                       164,210                   169,790
                                                 ----------                ----------
Average interest-earning assets                   3,958,668                 3,992,268
                                                 ----------                ----------
Average savings deposits                          2,008,295                 2,230,165
Average borrowings                                1,846,517                 1,684,870
                                                 ----------                ----------
Average interest-bearing liabilities              3,854,812                 3,915,035
                                                 ----------                ----------
Excess of interest-earning assets over
 interest-bearing liabilities                    $  103,856                $   77,233
                                                 ==========                ==========

Yields earned on average interest
 earning assets                                        7.32%                     7.40%
Rates paid on average interest-
 bearing liabilities                                   5.24                      5.29
Net interest rate spread                               2.08                      2.11
Effective net spread1                                  2.22                      2.21

Total interest income                            $  144,925                $  147,683
Total interest expense                              100,554                   103,230
                                                 ----------                ----------
                                                     44,371                    44,453
Total other items2                                    2,690                     2,167
                                                 ----------                ----------
Net interest income                              $   47,061                $   46,620
                                                 ==========                ==========


                                                 During the Three Months Ended June 30,
                                                 --------------------------------------
                                                    1997                        1996
                                                 ----------                  ----------
                                                         (Dollars In Thousands)
Average loans and mortgage-backed
 securities                                      $3,803,616                  $3,799,176
Average investment securities                       161,210                     157,927
                                                 ----------                  ----------
Average interest-earning assets                   3,964,826                   3,957,103
                                                 ----------                  ----------
Average savings deposits                          2,030,509                   2,214,194
Average borrowings                                1,827,425                   1,654,879
                                                 ----------                  ----------
Average interest-bearing liabilities              3,857,934                   3,869,073
                                                 ----------                  ----------
Excess of interest-earning assets over
 interest-bearing liabilities                    $  106,892                  $   88,030
                                                 ==========                  ==========


Yields earned on average interest
 earning assets                                        7.34%                       7.34%
Rates paid on average interest-
 bearing liabilities                                   5.27                        5.21
Net interest rate spread                               2.07                        2.13
Effective net spread1                                  2.22                        2.24

Total interest income                            $   72,813                  $   72,581
Total interest expense                               50,908                      50,278
                                                 ----------                  ----------
                                                     21,905                      22,303
Total other items2                                    1,123                       1,172
                                                 ----------                  ----------
Net interest income                              $   23,028                  $   23,475
                                                 ==========                  ==========



(1) The effective net spread is a fraction, the denominator of which is the average dollar amount of interest-earning assets, and the numerator of which is net interest income (excluding stock dividends and miscellaneous interest income).

(2) Includes Federal Home Loan Bank Stock and other miscellaneous items.

Non-Interest Income and Expense

Real estate operations produced net gains of $467 thousand and $452 thousand for the second quarter of 1997 and 1996, respectively. For the first six months of 1997 and 1996, real estate operations produced net gains of $1.1 million and $1.2 million, respectively. Gains result primarily from the recovery of excess valuation allowances associated with foreclosed properties sold.

Gain on the sale of loans results primarily from loan fees recognized at the time of sale. The decrease in gain on the sale of loans during the second quarter and first six months of 1997 results from a lower volume of loans sold during 1997 compared to the prior year period. Loan sales totaled $2 million and $3 million during the second quarter and first six months of 1998 compared to $7 million and $21 million during the second quarter and first six months of 1997.

Other operating income increased to $889 thousand during the second quarter of 1997 from $657 thousand for the same period last year. For the first six months of 1997 other operating income increased to $1.7 million from $1.4 million the year before. The improved amounts are due to increased fees collected for services rendered at the retail savings branches and additional fees collected from stand-alone ATMs.
 .
Non-interest expenses decreased to 1.06% of average total assets during the second quarter of 1997 compared to 1.09% the year before. On a year-to-date comparative basis, non-interest expenses were 1.09% of total assets for the both first six months of 1997 and the first six months of 1996. FDIC insurance premiums decreased to $462 thousand and $947 thousand for the second quarter and first six months of 1997 from $1.4 million and $2.8 million for the second quarter and first six months of 1996 due to the lump sum payment made to recapitalize the insurance fund in the third quarter of 1996. This decrease in expenses was offset by higher operating costs of expanding the Bank's business lines and reviewing and implementing new computer systems.


Non-accrual, Past Due, Modified  and Restructured Loans

The Bank accrues interest earned but uncollected for every loan without regard to its contractual delinquency status but establishes a specific interest allowance for each loan which becomes 90 days or more past due or is in foreclosure. Loans on which delinquent interest allowances had been established (non-accrual loans) totaled $55 million at June 30, 1997 compared to $73 million at December 31, 1996 and $102 million at June 30, 1996.

The amount of interest that has been reserved for loans 90 days or more delinquent or in foreclosure was $3 million at June 30, 1997, $4 million at December 31, 1996 and $5 million at June 30,
1996.

The Bank has debt restructurings which result from temporary modifications of principal and interest payments. Under these arrangements, loan terms are typically reduced to no less than a monthly interest payment required under the note. Any loss of revenues under the modified terms would be immaterial to the Bank. Generally, if the borrower is unable to return to scheduled principal and interest payments at the end of the modification period, foreclosure proceedings are initiated. As of June 30, 1997, the Bank had modified loans totaling $8 million, net of loan loss allowances totaling $200 thousand. No modified loans were 90 days or more delinquent as of June 30, 1997.

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

The following is a summary of impaired loans, net of valuation allowances for impairment, as of the dates indicated:

                                                 June 30,            December 31,        June 30,
                                                   1997                  1996              1996
                                               ------------          ------------      ------------
                                                                (Dollars in thousands)

Non-accrual loans                              $     17,887          $     20,052      $     33,025
Modified loans                                        4,539                 5,996             7,819
Other impaired loans                                 10,969                11,586            14,660
                                               ------------          ------------      ------------
                                               $     33,395          $     37,634      $     55,504
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

                                                 June 30,            December 31,        June 30,
                                                   1997                  1996              1996
                                               ------------          ------------      ------------
                                                                (Dollars in thousands)

Fair value method                              $     32,324          $     34,642      $     48,389
Present value method                                  1,071                 2,992             7,115
                                               ------------          ------------      ------------
Total impaired loans                           $     33,395          $     37,634      $     55,504
                                               ============          ============      ============

Impaired loans for which there were no valuation allowances established totaled $4 million, $4 million and $1 million as of June 30, 1997, December 31, 1996, and June 30, 1996,
respectively. See "Results of Operations" for an analysis of activity in the valuation allowance for impaired loans.

The table below shows the Bank's net investment in non-performing loans determined to be impaired, by property type, as of the dates indicated:


                                                 June 30,            December 31,        June 30,
                                                   1997                  1996              1996
                                               ------------          ------------      ------------
                                                                (Dollars in thousands)

Single family                                  $      1,879          $      2,002      $        847
Multi-family                                         15,555                17,417            27,372
Commercial                                              453                   633             4,806
                                               ------------          ------------      ------------
                                               $     17,887          $     20,052      $     33,025
                                               ============          ============      ============


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

Listed below is additional information concerning the Bank's impaired loans for the periods indicated:

                                                 June 30,            December 31,        June 30,
                                                   1997                  1996              1996
                                               ------------          ------------      ------------
                                                                (Dollars in thousands)
       Average recorded investment             $     30,565          $     36,632      $     52,815
       Interest income recognized:
         on impaired loans                     $        360          $        445      $        543


Asset Quality

The following table sets forth certain asset quality ratios of the Bank at the dates indicated:

                                                 June 30,            December 31,        June 30,
                                                   1997                  1996              1996
                                               ------------          ------------      ------------
  Non-Performing Loans to
 Loans Receivable (1)                           1.41%                 1.89%             2.66%

   Non-Performing Assets to
 Total Assets (2)                               1.39%                 1.78%             2.52%

   Loan Loss Allowances to
 Non-Performing Loans (3)                       114.99%               94.27%            66.96%

   General Loss Allowances to
    Assets with Loss Exposure (4)               1.65%                 1.73%             1.56%

   General Loss Allowances to
 Total Assets with Loss
 Exposure (5)                                   1.92%                 1.87%             1.70%

  _______________________

(1) Non-performing loans are net of valuation allowances related to those loans. Loans receivable exclude mortgage-backed securities and are before deducting unrealized loan fees, general valuation allowances and valuation allowances for impaired loans.

(2) Non-performing assets are net of valuation allowances related to those assets.

(3) The Bank's loan loss allowances, including valuation allowances for non-performing loans and general valuation allowances but excluding general valuation allowances for loans sold by the Bank with full or limited recourse. Non performing loans are before deducting valuation allowances related to those loans.

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

Non-performing Assets


The Bank defines non-performing assets as loans delinquent over 90 days (non-accrual loans), loans in foreclosure and real estate acquired by foreclosure (real estate owned). An analysis of non-performing assets follows as of the dates indicated:


                                                 June 30,            December 31,        June 30,
                                                   1997                  1996              1996
                                               ------------          ------------      ------------
                                                                (Dollars in thousands)

Real estate owned:
Single family                                  $      5,125          $      6,840      $     10,339
Multi-family                                          6,550                 7,339             9,712
Commercial                                            1,576                   673             1,080
Other                                                    23                     -                 -
                                               ------------          ------------      ------------
 Total real estate owned                             13,274                14,852            21,131
                                               ------------          ------------      ------------

Non-accrual loans:
Single family                                        17,859                25,602            24,187
Multi-family                                         34,674                44,754            70,064
Commercial                                            2,369                 2,223             7,201
Other                                                    32                     -               192
Less:
   Valuation allowances (1)                          (9,850)              (13,522)          (19,427)
                                               ------------          ------------      ------------
 Total non-accrual loans                             45,084                59,057            82,217
                                               ------------          ------------      ------------
Total non-performing assets                    $     58,358          $     73,909      $    103,348
                                               ============          ============      ============

_____________________________

(1) Includes valuation allowances for impaired loans and loss allowances on other non-performing loans requiring fair value adjustments.

Real estate owned at June 30, 1997 decreased 11% compared to December 31, 1996 and 37% compared to June 30, 1996 due to improvement in the Southern California real estate market. Properties are selling more quickly and property values have increased slightly compared to the prior year.

Non-accrual loans, net of valuation allowances,  at June 30, 1997
decreased 24% compared to the level at   December 31, 1996 and
decreased 45% from the level one year ago. Substantial improvement in multi-family and single family delinquencies was noted compared to the year ago levels.

Sources of Funds

External sources of funds include savings deposits from several sources, advances from the Federal Home Loan Bank of San
Francisco ("FHLB"), securitized borrowings and unsecured term funds.

Savings deposits are accepted from retail banking offices, the telemarketing department, and national deposit brokers. Excluding $17 million and $34 million in interest credits during the second quarter and first six months of 1997, respectively, total savings deposits decreased by $90 million and $31 million during the second quarter and first six months of 1997, respectively.

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

Deposits accepted by retail banking officies decreased by $29 million and $30 million during the second quarter and first six months of 1997, respectively. The Bank is focusing its marketing efforts on attracting
                                       16
liquid accounts and short term certificate of deposits. Retail deposits comprised 74% of total savings deposits as of June 30, 1997.

Telemarketing deposits decreased by $35 million and $19 million during the second quarter and first six months of 1997, respectively. These deposits are normally large deposits from pension plans, managed trusts and other financial institutions. These deposit levels fluctuate based on the attractiveness of the Bank's rates compared to rates available to investors on alternative investments. Telemarketing deposits comprised 5% of total deposits at June 30, 1997.

Deposits acquired from national brokerage firms ("brokered deposits") decreased by $26 million during the second quarter of 1997 but increased by $18 million during the first six months of 1997, respectively. The Bank has used brokered deposits for over 10 years and considers these deposits a stable source of funds. Because the Bank has sufficient capital to be deemed "well-capitalized" under the standards established by the Office of Thrift Supervision, it may solicit brokered funds without special regulatory approval. At June 30, 1997, brokered deposits comprised 21% of total deposits.

Total borrowings increased by $132 million during the second quarter of 1997 due to net payoffs of $27 million in borrowings under reverse repurchase agreements and $6 million in unsecured term funds offset by $165 million in additional advances from the FHLB. Total borrowings increased by $44 million during the first six months of 1997 due to net payoffs of $45 million in borrowings under reverse repurchase agreements offset by $16 million in additional unsecured term funds and $73 million in additional advances from the FHLB.

Internal sources of funds include both principal payments and payoffs on loans and mortgage-backed securities, loan sales, and positive cash flows from operations. Principal payments include amortized principal and prepayments which are a function of real estate activity and the general level of interest rates.

Total principal payments were $69 million and $150 million for the second quarter and first six months of 1997, respectively. This compares with principal payments of $80 million and $149 million
for   the   second  quarter  and  first  six  months   of   1996,
respectively.

Loan sales decreased to $1 million and $3 million for the second quarter and the first six months of 1997. respectively, compared with sales of $7 million and $21 million for the second quarter and first six months of 1996. The amount of salable product originated during 1997 decreased due to borrower preference for adjustable loan products which are maintained in the Bank's portfolio.


                  PART II  -  OTHER INFORMATION


  Item 4.     Submission of Matters to a Vote of Securities Holders

           On April 23, 1997 the Company held its Annual Meeting of Stockholders for the purpose of voting on two proposals. The following are the matters voted on at the meeting and the votes cast for, against or withheld, and abstentions as to each such matter. There were no broker non-votes as to these matters.

     1)    Election of Directors.                For                 Against             Abstain
                                              ---------             ---------           ---------
          Christopher Harding                 9,476,599              202,113                   0
          James L. Hesburgh                   9,476,600              202,112                   0
          Steven L. Soboroff                  9,476,600              202,112                   0

    2)    Approval of 1997 Nonemployee Directors Stock Incentive Plan.

          For                       8,450,629
          Against                      29,483
          Abstain                      32,264

    3) Ratification of KPMG Peat Marwick LLP as independent public auditors for the Company for 1997.

          For                       9,616,965
          Against:                     29,483
          Abstain:                     32,264


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

          (10.4) Nonemployee Directors Stock Incentive Plan filed
          as Appendix  A  to  the  Proxy Statement for the Annual
          Meeting  of  Stockholders  held  April  23,  1997   and
          incorporated by reference.

          (11.1) Computation of earnings per share. Part I hereof is incorporated by reference.


    b)    Reports on Form 8-K

          No reports on Form 8-K were filed during the period ended
          June 30, 1997.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                FIRSTFED FINANCIAL CORP.
                                ------------------------
                                 Registrant

                                Date:    August 14, 1997


                                By /s/ BABETTE E. HEIMBUCH
                                   -----------------------
                                   Babette E. Heimbuch
                                   President and
                                   Chief Executive Officer



                                By /s/  DOUGLAS J. GODDARD
                                   -----------------------
                                   Douglas J. Goddard
                                   Chief Financial Officer and
                                   Executive Vice President