Form 10-Q
period 1997-09-30
FIRSTFED FINANCIAL CORP
filed 1997-11-14
CIK 810536

============================================================================
                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
            For the Quarter Ended September 30, 1997
                               OR
          TRANSITION REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


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

                                      Yes          x           No
                                                 _____



As  of  November  1, 1997, 10,587,618 shares of the  Registrant's
$.01 par value common stock were outstanding.
============================================================================

                    FirstFed Financial Corp.
                              Index

                                                                        Page
                                                                        ----
Part I.    Financial Information

           Item 1.  Financial Statements

                    Consolidated Statements of Financial Condition       3
                    as of September 30, 1997, December 31, 1996
                    and September 30, 1996

                    Consolidated Statements of Operations for the three  4
                    months and nine months ended September 30, 1997 and
                    1996

                    Consolidated Statements of Cash Flows for the nine   5
                    months ended September 30, 1997 and 1996

                    Notes to Consolidated Financial Statements           6

           Item 2.  Management's Discussion and Analysis of Financial    7
                    Condition and Results of Operations

Part II.   Other Information (omitted items are inapplicable)

           Item 6.  Exhibits and Reports on Form 8-K                    18

Signatures                                                              19


                  PART I - FINANCIAL STATEMENTS

Item 1. Financial Statements

             FirstFed Financial Corp. and Subsidiary
         Consolidated Statements of Financial Condition
         (Dollars in thousands, except  per share data)



                                                 September 30,       December 31,        September 30,
                                                     1997               1996                 1996
                                                 -------------       ------------        -------------

Assets
Cash and cash equivalents                        $      92,437       $    162,402        $     167,088
Investment securities, available-for-sale
  (at fair value)                                       50,165             58,909              106,277
Mortgage-backed securities, available-for-sale
  (at fair value)                                      691,550            746,006              758,872
Loans receivable, held-for-sale (fair value of
  $20,783, $6,238, and $4,330)                          20,547              6,195                4,325
Loans receivable, net                                3,124,048          3,042,274            3,024,702
Accrued interest and dividends receivable               27,027             26,910               28,951
Real estate                                              9,386             14,445               18,093
Office properties and equipment, net                     9,468              8,944                8,891
Investment in Federal Home Loan Bank
 (FHLB) stock, at cost                                  67,504             62,400               61,425
Other assets                                            12,515             15,367               18,102
                                                 -------------       ------------        -------------
                                                 $   4,104,647       $  4,143,852        $   4,196,726
                                                 =============       ============        =============


Liabilities
Deposits                                         $   1,961,757       $  1,957,448        $   2,054,520
FHLB advances and other borrowings                   1,287,500          1,294,000            1,236,500
Securities sold under agreements to repurchase         588,839            646,482              659,727
Accrued expenses and other liabilities                  54,715             51,372               62,038
                                                 -------------       ------------        -------------
                                                     3,892,811          3,949,302            4,012,785
                                                 -------------       ------------        -------------

Commitments and Contingent Liabilities

Stockholders' Equity
Common stock, par value $.01 per share;
 authorized 25,000,000 shares; issued 11,508,566
 11,453,369, and 11,441,117 shares, outstanding
 10,585,046, 10,529,849, and 10,517,597 shares             115                115                  114
Additional paid-in capital                              29,531             28,677               28,524
Retained earnings - substantially  restricted          200,452            183,965              177,320
Loan to employee stock ownership plan                   (2,214)            (2,132)              (2,599)
Treasury stock, at cost, 923,520 shares                (11,885)           (11,885)             (11,885)
Unrealized loss on securities
  available-for-sale, net of taxes                      (4,163)            (4,190)              (7,533)
                                                 -------------       ------------        -------------
                                                       211,836            194,550              183,941
                                                 -------------       ------------        -------------
                                                 $   4,104,647       $  4,143,852        $   4,196,726
                                                 =============       ============        =============



                See accompanying notes to consolidated financial statements.
                                       3

             FirstFed Financial Corp. and Subsidiary
              Consolidated Statements of Operations
         (Dollars in thousands, except  per share data)


                                                 Three  Months  Ended          Nine  Months  Ended
                                                    September  30,                 September 30,
                                                 --------------------          -------------------
                                                   1997        1996              1997       1996
                                                 --------    --------          --------   --------
Interest income:
  Interest on loans                              $ 60,468    $ 57,101          $176,690   $171,551
  Interest on mortgage-backed securities           11,993      13,369            36,898     41,934
  Interest and dividends on investments             3,090       3,070             9,594      9,905
                                                 --------    --------          --------   --------
    Total interest income                          75,551      73,540           223,182    223,390
                                                 --------    --------          --------   --------

Interest expense:
  Interest on deposits                             22,905      24,249            69,770     77,662
  Interest on borrowings                           28,957      26,031            82,661     75,848
                                                 --------    --------          --------   --------
    Total interest expense                         51,862      50,280           152,431    153,510
                                                 --------    --------          --------   --------

Net interest income                                23,689      23,260            70,751     69,880
Provision for loan losses                           5,000       8,700            16,500     26,700
Net interest income                               -------    --------          --------   --------
  after provision for loan losses                  18,689      14,560            54,251     43,180
                                                  -------    --------          --------   --------

Other income:
  Loan and other fees                               1,560       1,625             4,564      4,895
  Gain on sale of  loans                               45          18                75        215
  Real estate operations, net                         106        (166)            1,204      1,082
  Other operating income                              854         666             2,513      2,047
                                                 --------    --------          --------   --------
    Total other income                              2,565       2,143             8,356      8,239
                                                 --------    --------          --------   --------
Non-interest expense                               10,784      25,561            33,692     48,314
                                                 --------    --------          --------   --------


Earnings (loss) before income taxes                10,470      (8,858)           28,915      3,105
Income tax provision (benefit)                      4,499      (3,689)           12,428      1,506
                                                 --------    --------          --------   --------
Net earnings (loss)                              $  5,971    $ (5,169)         $ 16,487   $  1,599
                                                 ========    ========          ========   ========

Earnings (loss) per share                        $   0.55    $  (0.49)         $   1.53   $   0.15
                                                 ========    ========          ========   ========

Weighted average shares outstanding
for earnings (loss) per share calculation        10,776,883  10,514,193        10,774,144 10,622,149
                                                 ==========  ==========        ========== ==========

                See accompanying notes to consolidated financial statements.

             FirstFed Financial Corp. and Subsidiary
              Consolidated Statements of Cash Flows
                     (Dollars in thousands)

                                                                        Nine Months Ended
                                                                           September 30,
                                                                     -----------------------
                                                                        1997         1996
                                                                     ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                         $   16,487   $    1,599
Adjustments to reconcile net earnings
       to net cash provided by operating activities:
 Net change in loans-held-for-sale                                      (14,352)       3,052
   Provision for loan losses                                             16,500       26,700
 Valuation adjustments on real estate sold                                 (148)      (1,360)
 Amortization of fees and discounts                                      (1,127)      (1,076)
 Increase in negative amortization                                       (1,961)      (3,099)
 Increase  in taxes payable                                              12,428        1,506
 Increase in interest  and dividends
   receivable                                                              (117)        (331)
 Increase (decrease) in interest payable                                  1,345      (11,037)
 Other                                                                    5,994       11,383
                                                                     ----------   ----------
  Total adjustments                                                      18,562       25,738
                                                                     ----------   ----------
    Net cash provided by operating activities                            35,049       27,337
                                                                     ----------   ----------


CASH FLOWS FROM INVESTING ACTIVITIES:
 Loans made to customers net of principal
 collection on loans                                                   (129,720)     (42,242)
 Loans repurchased                                                       (6,166)     (11,404)
 Proceeds from sales of real estate                                      49,926       58,918
 Principal reductions on mortgage-backed securities                      54,965       38,067
 Proceeds from maturities and principal payments
   on investment  securities                                             36,626       66,791
 Purchase of investment securities                                      (28,400)     (79,405)
 Purchase of FHLB stock                                                  (2,186)         -
 Treasury stock purchases                                                   -         (2,053)
 Other                                                                     (646)       2,620
                                                                     ----------   ----------
      Net cash provided by (used in) investing activities               (25,601)      31,292
                                                                     ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net  increase (decrease) in savings deposits                             4,309     (150,516)
 Net increase (decrease) in short term borrowings                       (14,143)     238,284
 Repayment of long term borrowings                                      (50,000)      (9,000)
 Payment of prior period taxes and interest to IRS                      (12,638)         -
 Other                                                                   (6,941)      (7,187)
                                                                     ----------   ----------
      Net cash provided by (used in) financing activities               (79,413)      71,581
                                                                     ----------   ----------

 Net increase (decrease) in cash and cash equivalents                   (69,965)     130,210
 Cash and cash equivalents at beginning of period                       162,402       36,878
                                                                     ----------   ----------
 Cash and cash equivalents at end of period                          $   92,437   $  167,088
                                                                     ==========   ==========



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

Item 2.   Management's  Discussion  and  Analysis  of Financial
          Condition and Results of Operations


Financial Condition

At September 30, 1997, FirstFed Financial Corp. (the "Company"), holding company for First Federal Bank of California and its subsidiaries (the "Bank"), had consolidated assets totaling $4.1 billion, equal to the level at December 31, 1996 and slightly less than the $4.2 billion level at September 30, 1996.

The Bank's primary market area is Southern California which, according to the UCLA Forecast for California, September 1997 Report, is nearing the end of its fourth year of economic expansion following the substantial job losses during 1990 to 1993. The unemployment rate in California is predicted to average 6.2% for 1997 and to decline to 5.5% by the year 2000. Real estate values in Los Angeles County are expected to increase by 4.2% in 1997, 4.9% in 1998 and 5.2% in 1999. This represents substantial improvement from the declines of 4.4% in 1995, 6.8% in 1994 and 8.2% in 1993.

Consistent with the improvement in the Southern California economy and real estate market, the ratio of non-performing assets to total assets dropped to 1.20% as of September 30, 1997 from 1.78% at December 31, 1996 and 2.15% at September 30, 1996. Compared to the levels one year ago, non-performing loans, net of valuation allowances, decreased 45% and foreclosed real estate decreased 47%. (See "Non-performing Assets" for further discussion.)

The Bank's general valuation allowances for loans and real estate totaled $58.4 million or 1.79% of total loans and real estate owned with loss exposure at September 30, 1997. This compares with $55.4 million or 1.74% as of December 31, 1996 and $49.9 million or 1.57% at September 30, 1996. The Bank also maintains valuation allowances for impaired loans which totaled $11.5 million at September 30, 1997, $12.4 million at December 31, 1996 and $17.0 million at September 30, 1996. Loan charge-offs decreased to $860 thousand and $9.8 million for the third quarter and first nine months of 1997, respectively, from $11.8 million and $29.7 million for same periods of 1996, respectively.

The Bank's portfolio of loans, including mortgage-backed securities, remained at $3.8 billion at September 30, 1997 consistent with the levels at December 31, 1996 and September 30, 1996. Loan originations were $128.9 million and $340.7 million for the third quarter and first nine months of 1997, respectively, compared to $101.1 million and $223.8 million for the third quarter and first nine months of 1996, respectively. Principal reductions on loans and mortgage-backed securities were $86.8 million and $237.0 million for the third quarter and first nine months of 1997, respectively, compared to $67.9 million and $217.0 million for the third quarter and first nine months of 1996, respectively.

Because the Bank structures mortgage-backed securities with loans from its own portfolio, mortgage-backed securities generally have the same experience with respect to prepayment, repayment, delinquencies and other factors as the remainder of the Bank's loan portfolio. No new mortgage-backed securities were created with the Bank's loans during 1996 or 1997.

The mortgage-backed securities portfolio, classified as available-for-sale, was recorded at fair value as of September 30, 1997. An unrealized loss of $3.8 million, net of taxes, was reflected in stockholders' equity as of September 30, 1997. This compares to a $4.1 million unrealized loss recorded as of December 31, 1996.
                                       7

The following table shows the components of the Bank's portfolio of loans and mortgage-backed securities by collateral type as of the dates indicated:


                                                 September 30,       December 31,        September 30,
                                                     1997               1996                 1996
                                                 -------------       ------------        -------------
                                                                (Dollars in thousands)

REAL ESTATE LOANS:
 First trust deed residential loans:
  One unit                                       $   1,418,091       $  1,279,267        $   1,247,016
  Two to four units                                    346,971            342,230              341,590
  Five or more units                                 1,238,887          1,277,634            1,289,167
                                                 -------------       ------------        -------------
    Residential loans                                3,003,949          2,899,131            2,877,773


OTHER REAL ESTATE LOANS:
  Commercial and industrial                            202,735            210,953              211,626
  Second trust deeds                                    15,928             17,497               17,782
  Other                                                  6,364              2,137                2,427
                                                 -------------       ------------        -------------
    Real estate loans                                3,228,976          3,129,718            3,109,608

NON-REAL ESTATE LOANS:
  Manufactured housing                                   1,197              1,480                1,563
  Deposit accounts                                       1,313              1,042                1,270
  Consumer                                                 111                236                  231
                                                 -------------       ------------        -------------
    Loans receivable                                 3,231,597          3,132,476            3,112,672

LESS:
  General valuation allowances-
       loan portfolio                                   57,900             54,900               49,248
  Valuation allowances - impaired loans                 11,456             12,350               16,965
  Unrealized loan fees                                  17,646             16,757               17,432
                                                 -------------       ------------        -------------
    Net loans receivable                             3,144,595          3,048,469            3,029,027


FHLMC AND FNMA MORTGAGE-
  BACKED SECURITIES (at fair value):
  Secured by single family dwellings                   672,687            715,286              727,577
  Secured by multi-family dwellings                     18,863             20,189               20,270
                                                 -------------       ------------        -------------
    Mortgage-backed securities                         691,550            735,475              747,847
                                                 -------------       ------------        -------------
      TOTAL                                      $   3,836,145       $  3,783,944        $   3,776,874
                                                 =============       ============        =============

The investment securities portfolio, classified as available-for-sale, was recorded at fair value as of September 30, 1997. An unrealized loss of $347 thousand, net of taxes, was reflected in stockholders' equity as of September 30, 1997. This adjustment represented a $219 thousand increase over the $128 thousand unrealized loss recorded as of December 31, 1996.

Asset/Liability Management

The one year GAP ratio (the difference between rate-sensitive assets and liabilities repricing within one year or less as a percentage of total assets) was a positive $210.7 million or 5.13% of total assets at September 30, 1997. In comparison, the one year GAP ratio was a positive $240.4 million or 5.80% of total assets as of December 31, 1996 and a positive $198.6 million or 4.73% as of September 30, 1996.

More than 95% of its loans adjust monthly based upon changes in the Eleventh District Cost of Funds Index ("COFI Index"). Therefore, the Bank's one year GAP generally varies based upon the extent by which the maturities of its deposits and borrowings exceed one year.

A positive GAP normally benefits a financial institution in times of increasing interest rates. However, the Bank's net interest income typically declines during periods of increasing interest rates because of the three month time lag before changes in the COFI Index can be implemented with respect to the Bank's loans.

Capital

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and percentage of total capital to risk-weighted assets. The most recent notification from the OTS indicates that the Bank was well capitalized under the applicable regulatory requirements. The following table summarizes the Bank's actual capital and required capital as of September 30, 1997:



                                                 Tangible            Core                Risk-based
                                                  Capital           Capital                Capital
                                                 --------          ---------             -----------
                                                               (Dollars in thousands)
Actual Capital:
     Amount                                      $253,351          $ 253,351             $  282,051
   Ratio                                             6.16%              6.16%                 12.06%
Minimum required capital:
     Amount                                      $ 61,669          $ 123,339             $  188,013
     Ratio                                           1.50%              3.00%                  8.00%
Well capitalized required capital:
     Amount                                             -          $ 205,565             $  234,794
     Ratio                                              -               5.00%                 10.00%



Pursuant to the Board of Directors' authorization in 1987, the Company may repurchase up to 10% of its outstanding shares of common stock that were outstanding as of December 31, 1987. The Company repurchased 127,000 shares during 1996 at an average price of $16.17 per share. Total shares repurchased as of September 30, 1997 were 923,520 at an average price of $12.87. No shares were repurchased during the first nine months of 1997. As of September 30, 1997, 137,000 shares remained eligible for repurchase.

Results of Operations

The Company reported consolidated net earnings of $6.0 million for the third quarter of 1997 compared to a net loss of $5.2 million for the third quarter of 1996. Results for the third quarter of 1996 included an $8.7 million after tax accrual of a special assessment by the Federal Deposit Insurance Corporation ("FDIC"). Excluding the special assessment, the Company would have recorded net earnings of $3.5 million during the third quarter of 1996. The improved earnings, excluding the special assessment, resulted primarily from a decrease in the provision for loan losses to $5.0 million for the third quarter of 1997 from $8.7 million for the third quarter of 1996.
                                       9

The Company reported consolidated net earnings of $16.5 million for the first nine months of 1997 compared to $1.6 million for the same period last year. After adjusting for the special assessment, net earnings for the first nine months of 1996 would have been $10.3 million. The provision for loan losses for the first nine months of 1997 was $16.5 million compared to $26.7 million for the first nine months of 1996.

Management is unable to predict future levels of loan loss provisions. Among other things, future loan loss provisions are based on the level of loan charge-offs, foreclosure activity, and management's perception of the economic climate in Southern California.

Loan Loss Allowances

Listed below is a summary of the activity in the general valuation allowance and the valuation allowance for impaired loans for the Bank's loan portfolio during the periods indicated:


                                                       Nine Months Ended September 30, 1997
                                                 -----------------------------------------------
                                                   General             Impaired
                                                  Valuation            Valuation
                                                 Allowances            Allowances        Total
                                                 ----------            ----------      ---------
                                                              (Dollars in thousands)

Balance at December 31, 1996                     $   54,900            $   12,350      $  67,250
Provision for loan losses                             9,519                 6,981         16,500
Charge-offs:
 Single family                                       (4,759)                 (179)        (4,938)
 Multi-family                                        (2,659)               (6,954)        (9,613)
 Commercial                                            (471)                 (616)        (1,087)
 Non real estate                                        (21)                  -              (21)
                                                 ----------            ----------      ---------
Total charge-offs                                    (7,910)               (7,749)       (15,659)
Recoveries                                            3,785                   -            3,785
Adjustments and reclassifications                     1,840                  (126)         1,714
                                                 ----------            ----------      ---------
Net charge-offs                                      (2,285)               (7,875)       (10,160)
                                                 ----------            ----------      ---------
Transfers to general valuation allowance
 for loans sold with recourse                        (4,234)                 -            (4,234)
                                                 ----------            ----------      ---------
Balance at September 30, 1997                    $   57,900            $   11,456      $  69,356
                                                 ==========            ==========      =========



                                                       Nine Months Ended September 30, 1996
                                                 -----------------------------------------------
                                                   General             Impaired
                                                  Valuation            Valuation
                                                 Allowances            Allowances        Total
                                                 ----------            ----------      ---------
                                                              (Dollars in thousands)
Balance at December 31, 1995                     $   42,876            $   26,101      $  68,977
Provision for loan losses                            16,584                10,116         26,700
Charge-offs:
 Single family                                       (9,269)                 (165)        (9,434)
 Multi-family                                        (2,477)              (17,865)       (20,342)
 Commercial                                             -                  (1,222)        (1,222)
 Non-real estate                                       (164)                  -             (164)
                                                 ----------            ----------      ---------
Total charge-offs                                   (11,910)              (19,252)       (31,162)
Recoveries                                            4,070                                4,070
                                                 ----------            ----------      ---------
Net charge-offs                                      (7,840)              (19,252)       (27,092)
                                                 ----------            ----------      ---------
Transfers to general valuation
  allowance for real estate                            (700)                  -             (700)
Transfers to REO valuation
  allowance                                          (1,672)                  -           (1,672)
                                                 ----------            ----------      ---------
Balance at September 30, 1996                    $   49,248            $   16,965      $  66,213
                                                 ==========            ==========      =========


The Bank also maintains a valuation allowance for loans sold with recourse, recorded as a liability. This allowance was 5.89% of loans sold with recourse as of September 30, 1997, compared to 3.64% as of December 31, 1996 and 3.76% as of September 30, 1996. The balance of loans sold with recourse totaled $219.9 million, $230.8 million and $235.6 million as of September 30, 1997, December 31, 1996 and September 30, 1996, respectively. The Bank has not entered into any new recourse arrangements since 1989. Listed below is a summary of the activity in the valuation allowance for loans sold with recourse during the periods indicated:



                                                       Nine Months Ended September 30,
                                                       -------------------------------
                                                          1997                 1996
                                                       ----------           ----------
                                                             (Dollars in thousands)
Balance at beginning of period                         $    8,398           $    9,050
Transfers from general  loan
  valuation allowance                                       4,234                  -
Charge-offs                                                   (70)                (191)
Recoveries                                                    392                  -
                                                       ----------           ----------
Balance at end of period                               $   12,954           $    8,859
                                                       ==========           ==========


The following table summarizes the activity in the general valuation allowance for real estate acquired by foreclosure for the periods indicated:

                                                       Nine Months Ended September 30,
                                                       -------------------------------
                                                          1997                 1996
                                                       ----------           ----------
                                                             (Dollars in thousands)

Balance at beginning of period                         $      520           $     -
Provision for losses                                        1,046                 -
Charge-offs                                                (1,066)                -
Transfers from general  loan
  valuation allowance                                           -                  700
                                                       ----------           ----------
Balance at end of period                               $      500           $      700
                                                       ==========           ==========


Net Interest Income


The Company's interest rate margin increased to 2.15% for the third quarter of 1997 from 2.11% for the third quarter of last year despite a 0.09% increase in the Bank's cost of funds during the same period. The COFI Index (on a lagged basis) determines the yield on over 95% of the loan portfolio and the Index in effect during the three months ended September 30, 1997 increased 0.02% compared to same period of the prior year. Also, a decline in loans delinquent greater than 90 days had a positive effect on the loan yield during the period. On a year-to-date basis, the Company's interest rate margin increased to 2.11% from 2.10% for the same period of last year due to a slight decrease in the Bank's cost of funds.

The following table sets forth: (i) the average daily dollar amounts of and average yields earned on loans, mortgage-backed securities and investment securities, (ii) the average daily dollar amounts of and average rates paid on savings and borrowings, (iii) the average daily dollar differences, (iv) the interest rate spreads, and (v) the effective net spreads for the periods indicated:
                                       11



                                                 During the Nine Months Ended September 30,
                                                 -------------------------------------------
                                                     1997                           1996
                                                 ------------                   ------------
                                                           (Dollars In Thousands)
Average loans and mortgage-backed
 securities                                      $  3,804,603                   $  3,811,785
Average investment securities                         162,725                        167,647
                                                 ------------                   ------------
Average interest-earning assets                     3,967,328                      3,979,432
                                                 ------------                   ------------
Average savings deposits                            1,983,330                      2,171,076
Average borrowings                                  1,876,446                      1,719,048
                                                 ------------                   ------------
Average interest-bearing liabilities                3,859,776                      3,890,124
                                                 ------------                   ------------
Excess of interest-earning assets over
 interest-bearing liabilities                    $    107,551                   $     89,308
                                                 ============                   ============

Yields earned on average interest
 earning assets                                          7.37%                          7.37%
Rates paid on average interest-
 bearing liabilities                                     5.26                           5.27
Net interest rate spread                                 2.11                           2.10
Effective net spread (1)                                 2.25                           2.23

Total interest income                            $    219,212                   $    220,183
Total interest expense                                152,196                        153,510
                                                 ------------                   ------------
                                                       67,016                         66,673
Total other items (2)                                   3,735                          3,207
                                                 ------------                   ------------
Net interest income                              $     70,751                   $     69,880
                                                 ============                   ============



                                                 During the Three Months Ended September 30,
                                                 -------------------------------------------
                                                     1997                           1996
                                                 ------------                   ------------
                                                           (Dollars In Thousands)
Average loans and mortgage-backed
 securities                                      $  3,824,892                   $  3,783,920
Average investment securities                         159,755                        163,360
                                                 ------------                   ------------
Average interest-earning assets                     3,984,647                      3,947,280
                                                 ------------                   ------------
Average savings deposits                            1,933,402                      2,052,676
Average borrowings                                  1,936,304                      1,787,403
                                                 ------------                   ------------
Average interest-bearing liabilities                3,869,706                      3,840,079
                                                 ------------                   ------------
Excess of interest-earning assets over
 interest-bearing liabilities                    $    114,941                   $    107,201
                                                 ============                   ============
Yields earned on average interest
 earning assets                                          7.46%                          7.33%
Rates paid on average interest-
 bearing liabilities                                     5.31                           5.22
Net interest rate spread                                 2.15                           2.11
Effective net spread(1)                                  2.30                           2.25

Total interest income                            $     74,287                   $     72,434
Total interest expense                                 51,853                         50,280
                                                 ------------                   ------------
                                                       22,434                         22,154
Total other items(2)                                    1,255                          1,106
                                                 ------------                   ------------
Net interest income                              $     23,689                   $     23,260
                                                 ============                   ============



(1) The effective net spread is a fraction, the denominator of which is the average dollar amount of interest-earning assets, and the numerator of which is net interest income (excluding stock dividends and miscellaneous interest income).
(2)  Includes Federal Home Loan Bank Stock and other miscellaneous items.
                                       12

Non-Interest Income and Expense

Real estate operations produced a net gain of $106 thousand for the third quarter of 1997 and a net loss of $166 thousand for the third quarter of 1996. For the first nine months of 1997 and 1996, real estate operations produced net gains of $1.2 million and $1.1 million, respectively. Gains result primarily from the recovery of excess valuation allowances associated with foreclosed properties sold.

Gain on the sale of loans results primarily from loan fees recognized at the time of sale. The gain fluctuates based on the volume of loans sold. Loan sales totaled $10.6 million and $13.8 million during the third quarter and first nine months of 1997 compared to $7.1 million and $37.5 million during the third quarter and first nine months of 1996.

Other operating income increased to $854 thousand during the third quarter of 1997 from $666 thousand for the same period last year. For the first nine months of 1997 other operating income increased to $2.5 million from $2.0 million the year before. The improved amounts are due to increased fees collected for services rendered at the retail savings branches and additional fees collected from remote ATMs.

Non-interest expense was 1.04% of average assets for the third quarter of 1997 and 1.08% of average assets for the first nine months of 1997. These amounts are slightly higher than 1.01% and 1.07%, for the third quarter and first nine months of 1996, respectively, after excluding the $15.1 million special SAIF assessment that was accrued during the third quarter of 1996. The small increase in the expense ratios after excluding the special SAIF assessment results from the higher operating costs of expanding the Bank's business lines and reviewing and implementing new computer systems. There was also a slight decrease in average assets..


Non-accrual, Past Due, Modified  and Restructured Loans

The Bank accrues interest earned but uncollected for every loan without regard to its contractual delinquency status but establishes a specific interest allowance for each loan which becomes 90 days or more past due or is in foreclosure. Loans on which delinquent interest allowances had been established (non-accrual loans) totaled $46.9 million at September 30, 1997 compared to $72.6 million at December 31, 1996 and $90.2 million at September 30, 1996.

The  amount of interest that has been reserved for loans 90  days or  more  delinquent  or  in  foreclosure  was  $2.7  million  at
September  30, 1997, $4.2 million at December 31, 1996  and  $4.9 million at September 30, 1996.

The Bank has debt restructurings which result from temporary modifications of principal and interest payments. Under these arrangements, loan terms are typically reduced to no less than a monthly interest payment required under the note. Any loss of revenues under the modified terms would be immaterial to the Bank. Generally, if the borrower is unable to return to scheduled principal and interest payments at the end of the modification period, foreclosure proceedings are initiated. As of September 30, 1997, the Bank had modified loans totaling $10.7 million, net of loan loss allowances totaling $3.6 million. There were no modified loans 90 days or more delinquent as of September 30, 1997.

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

The following is a summary of impaired loans, net of valuation allowances for impairment, as of the dates indicated:


                                                 September 30,       December 31,        September 30,
                                                     1997                1996                1996
                                                 -------------       ------------        -------------
                                                                (Dollars in thousands)

Non-accrual loans                                $      16,054       $     20,052        $      27,912
Modified loans                                          10,984              5,996                6,971
Other impaired loans                                     9,468             11,586                9,068
                                                 -------------       ------------        -------------
                                                 $      36,506       $     37,634        $      43,951
                                                 =============       ============        =============


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


                                                 September 30,       December 31,        September 30,
                                                     1997                1996                1996
                                                 -------------       ------------        -------------
                                                                (Dollars in thousands)

Fair value method                                $      35,439       $     34,642        $      40,935
Present value method                                     1,067              2,992                3,016
                                                 -------------       ------------        -------------
Total impaired loans                             $      36,506       $     37,634        $      43,951
                                                 =============       ============        =============


Impaired loans for which there were no valuation allowances established totaled $4.4 million, $4.1 million and $2.2 million as of September 30, 1997, December 31, 1996, and September 30, 1996, respectively. See "Results of Operations" for an analysis of activity in the valuation allowance for impaired loans.

The table below shows the Bank's net investment in non-performing loans determined to be impaired, by property type, as of the dates indicated:


                                                 September 30,       December 31,        September 30,
                                                    1997                 1996                1996
                                                 -------------       ------------        -------------
                                                                (Dollars in thousands)

Single family                                    $       1,220       $      2,002        $       2,076
Multi-family                                            14,337             17,417               23,872
Commercial                                                 497                633                1,964
                                                 -------------       ------------        -------------
                                                 $      16,054       $     20,052        $      27,912
                                                 =============       ============        =============


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

Listed below is additional information concerning the Bank's impaired loans for the periods indicated:


                                                 September 30,       December 31,        September 30,
                                                    1997                 1996                1996
                                                 ------------        -----------         -------------
                                                               (Dollars in thousands)

Average recorded investment                      $     38,638        $    36,632         $      44,017
Interest income recognized
 on impaired loans                               $        527        $       445         $         397


Asset Quality

The following table sets forth certain asset quality ratios of the Bank at the dates indicated:


                                                 September 30,       December 31,        September 30,
                                                     1997                1996                1996
                                                 -------------       ------------        -------------
  Non-Performing Loans to
 Loans Receivable (1)                                     1.21%              1.89%                2.30%

   Non-Performing Assets to
 Total Assets (2)                                         1.20%              1.78%                2.15%

   Loan Loss Allowances to
 Non-Performing Loans (3)                               139.81%             94.27%               75.36%

   General Loss Allowances to
    Assets with Loss Exposure (4)                         1.79%              1.74%                1.57%

   General Loss Allowances to
 Total Assets with Loss
 Exposure (5)                                             2.05%              1.87%                1.71%

  _______________________

(1) Non-performing loans are net of valuation allowances related to those loans. Loans receivable exclude mortgage-backed securities and are before deducting unrealized loan fees, general valuation allowances and valuation allowances for impaired loans.

(2) Non-performing assets are net of valuation allowances related to those assets.

(3) The Bank's loan loss allowances, include valuation allowances for non-performing loans and general valuation allowances but exclude general valuation allowances for loans sold by the Bank with full or limited recourse. Non performing loans are before deducting valuation allowances related to those loans.

(4) The Bank's general valuation allowances exclude general valuation allowances for loans sold with full or limited recourse. The Bank's assets with loss exposure include primarily loans and real estate owned, but exclude mortgage-backed securities.

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

Non-performing Assets

The Bank defines non-performing assets as loans delinquent over 90 days (non-accrual loans), loans in foreclosure and real estate acquired by foreclosure (real estate owned). An analysis of non-performing assets follows as of the dates indicated:

                                                 September 30,       December 31,        September 30,
                                                     1997                1996                1996
                                                 -------------       ------------        -------------
                                                               (Dollars in thousands)
Real estate owned:
Single family                                    $       6,422       $      6,840        $       8,351
Multi-family                                             2,726              7,339                9,284
Commercial                                                 680                673                1,043
Other                                                       19                  -                    -
                                                 -------------       ------------        -------------
 Total real estate owned                                 9,847             14,852               18,678
                                                 -------------       ------------        -------------


Non-accrual loans:
Single family                                           16,027             25,602               26,236
Multi-family                                            28,500             44,754               60,689
Commercial                                               2,332              2,223                3,129
Other                                                       34                  -                  144
Less:
   Valuation allowances (1)                             (7,661)           (13,522)             (18,728)
                                                 -------------       ------------        -------------
   Total non-accrual loans                              39,232             59,057               71,470
                                                 -------------       ------------        -------------
Total non-performing assets                      $      49,079       $     73,909        $      90,148
                                                 =============       ============        =============

 _____________________________

    (1) Includes valuation allowances for impaired loans and loss allowances on other non-performing loans requiring fair value adjustments.

Real estate owned at September 30, 1997 decreased 34% compared to December 31, 1996 and 47% compared to September 30, 1996 due to improvement in the Southern California real estate market.
Properties are selling more quickly and property values are increasing compared to the prior year.

Non-accrual loans, net of valuation allowances, at September 30, 1997 decreased 34% compared to the level at December 31, 1996 and decreased 45% from the level one year ago. Substantial improvement in both multi-family and single family delinquencies was noted compared to the year ago levels.

Sources of Funds

External sources of funds include savings deposits from several sources, advances from the Federal Home Loan Bank of San
Francisco ("FHLB"), securitized borrowings and unsecured term funds.

Savings deposits are accepted from retail banking offices, the telemarketing department, and national deposit brokers. Excluding $17.0 million and $50.8 million in interest credited during the third quarter and first nine months of 1997, respectively, total savings deposits decreased by $15.6 million and $46.5 million during the third quarter and first nine months of 1997, respectively.

The cost of funds, operating margins and net earnings of the Bank associated with brokered and telemarketing deposits are generally comparable to the cost of funds, operating margins and net earnings of the Bank associated with retail deposits, FHLB borrowings and repurchase agreements. As the cost of each source of funds fluctuates from time to time, based on market rates of interest generally offered by the Bank and other depository institutions, the Bank seeks funds from the lowest cost source until the relative costs
                                       16
change. As the cost of funds, operating margins and net earnings of the Bank associated with each source of funds are generally comparable, the Bank does not deem the impact of its use of any one of the specific sources of funds at a given time to be material.

Deposits accepted by retail banking offices decreased by $12.1 million and $42.5 million during the third quarter and first nine months of 1997, respectively. The Bank is focusing its marketing efforts on attracting liquid accounts and short term certificate of deposits. Retail deposits comprised 74% of total savings deposits as of September 30, 1997.

Telemarketing deposits decreased by $13.3 million and $32.0 million
during  the  third  quarter  and  first  nine  months  of   1997,
respectively.   These deposits are normally large  deposits  from
pension plans, managed trusts and other financial institutions. These deposit levels fluctuate based on the attractiveness of the
Bank's  rates  compared  to  rates  available  to  investors   on
alternative investments. Telemarketing deposits comprised 5% of total deposits at September 30, 1997.

Deposits acquired from national brokerage firms ("brokered deposits") increased by $9.7 million and $27.9 million during the third quarter and first nine months of 1997, respectively. The Bank has used brokered deposits for over 10 years and considers these deposits a stable source of funds. Because the Bank has sufficient capital to be deemed "well-capitalized" under the standards established by the Office of Thrift Supervision, it may solicit brokered funds without special regulatory approval. At September 30, 1997, brokered deposits comprised 21% of total deposits.

Total borrowings decreased by $108.0 million during the third quarter of 1997 due to net payoffs of $13.0 million in borrowings under reverse repurchase agreements and $95.0 million in advances from the FHLB. Total borrowings decreased by $64.1 million during the first nine months of 1997 due to net payoffs of $57.6 million in borrowings under reverse repurchase agreements and $22 million in advances from the FHLB, offset by $15.5 million in additional unsecured term funds.

Internal sources of funds include both principal payments and payoffs on loans and mortgage-backed securities, loan sales, and positive cash flows from operations. Principal payments include amortized principal and prepayments which are a function of real estate activity and the general level of interest rates.

Principal payments on loans and mortgage-backed securities were $86.8 million and $237.0 million for the third quarter and first nine months of 1997, respectively, compared to $67.9 million and $217.0 million for the third quarter and first nine months of 1996, respectively.

Loan sales were $10.6 million and $13.8 million for the third quarter and the first nine months of 1997, respectively, compared with sales of $7.1 million and $37.5 million for the third quarter and first nine months of 1996. The amount of salable product increased during the third quarter of 1997 due to borrower preference for the fixed rate loans that the Bank is originating for sale under its "Lend FFB" program.

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


    b)    Reports on Form 8-K

    No reports on Form 8-K were filed during the period ended
    September 30, 1997.
                                       18

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                FIRSTFED FINANCIAL CORP.
                                ------------------------
                                 Registrant

                                Date:    November 13, 1997


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