Form 10-K
period 1997-12-31
FIRSTFED FINANCIAL CORP
filed 1998-03-18
CIK 810536

==============================================================================
                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           FORM 10-K
(Mark One)
[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
          For the Fiscal Year Ended December 31, 1997
                               OR
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

The approximate aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 13, 1998:
$366,084,000.

The number of shares of Registrant's $0.01 par value common stock outstanding as of February 13, 1998: 10,592,318.

               DOCUMENTS INCORPORATED BY REFERENCE

Portions   of   the  Proxy  Statement  for  Annual   Meeting   of
Stockholders, April 22, 1998 (Parts III & IV).

Indicate  by  check  mark  if  disclosure  of  delinquent  filers pursuant  to Item 405 of Regulation S-K (sub-section  229.405  of this chapter) is not contained herein, and will not be contained, to  the  best of Registrant's knowledge, in definitive  proxy  or information statements incorporated by reference in Part  III  of the Form 10-K or any amendment to this Form 10-K. [ ]
==============================================================================

                    FirstFed Financial Corp.
                              Index


                                                          Page
Part I   Item 1.  Business                                3

         Item 2.  Properties                              27

         Item 3.  Legal Proceedings                       27

         Item 4.  Submission of Matters to a Vote of
                  Security Holders                        27

Part II  Item 5.  Market for Registrant's Common
                  Equity and Related Stockholder Matters  27

         Item 6.  Selected Financial Data                 28

         Item 7.  Management's Discussion and Analysis
                  of Financial Condition and Results
                  of Operations                           29

         Item 8.  Financial Statements and
                  Supplementary Data                      49

                  Notes to Consolidated Financial
                  Statements                              53

                  Independent Auditors' Report            83

         Item 9.  Changes In and Disagreements with
                  Accountants on Accounting and
                  Financial Disclosure                    84

Part III Item 10. Directors and Executive Officers
                  of the Registrant                       84

         Item 11. Executive Compensation                  84

         Item 12. Security Ownership of Certain
                  Beneficial Owners and Management        84

         Item 13. Certain Relationships and Related
                  Transactions                            84

Part IV  Item 14. Exhibits, Consolidated Financial
                  Statement Schedules, and Reports
                  on Form 8K                              84

Signatures and Power of Attorney                          86

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

      At December 31, 1997, the Company had assets totaling $4.2 billion, a slight increase from $4.1 billion at December 31, 1996. The Company recorded net earnings of $23.1 million for the year ended December 31, 1997, net earnings of $8.2 million for the year ended December 31, 1996, and net earnings of $6.5 million for the year ended December 31, 1995.

      The Bank derives its revenues principally from interest on loans and investments, loan origination fees and servicing fees on loans sold. Its major items of expense are interest on deposits and borrowings, and general and administrative expense.

     As of February 13, 1998, the Bank operated 24 retail savings branches, all located in Southern California. Permission to operate all full-service branches must be granted by the Office of Thrift Supervision ("OTS"). In addition to the retail branches, the Bank has a retail call center which conducts transactions with deposit customers by telephone, a retail loan office, a wholesale loan office and "Lend FFB," a loan origination group which operates primarily by telephone.

      The Bank's principal market continues to be Southern California. Lend FFB solicits loans from areas outside of Southern California, including certain areas in Northern California. Loans originated by the Lend FFB unit are originated primarily for sale.

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

      The Bank's primary market area is Los Angeles County. This area of Southern California continues to recover from the economic recession which hit the area earlier this decade. The economic recovery in Southern California is being driven by strength in the entertainment, manufacturing and tourist industries. Consumer confidence remains high due to strong growth in employment and increases in personal income. According to the UCLA Anderson Forecast for December, 1997 ("UCLA Forecast"), California has created 343,000 new jobs over the last twelve months and 47% of these jobs occurred in the Greater Los Angeles region.

      According to the UCLA Forecast, the region's economic expansion could be adversely impacted in the near future by the Asian international economic crisis. This crisis may impact the region's ability to export its goods and may also impact the level of Asian tourists who visit the area.

      Home values in the Los Angeles County area increased 2.8% during 1997 and are expected to increase 4% in 1998 according to the UCLA Forecast. The affordability of housing in Southern California has improved substantially over the last year due to the combination of a favorable interest rate climate and home prices resulting from the recession. Also, demand for housing by immigrants in the Los Angeles area has helped strengthen home sales in the region.

      Consistent  with the improved real estate  climate  in  the greater  Los  Angeles  area,  the  Bank's  non-performing  assets declined  to 0.96% of total assets at the end of 1997 from  1.78%
at the end of 1996 and 2.33% at the end of 1995.

      The Bank continually monitors the sufficiency of the collateral supporting its loan portfolio. The portfolio is evaluated on a number of factors including property location, date of origination and the original loan-to-value ratio. The Bank adjusts its general allowance for anticipated loan losses as a result of these evaluations. The provision for loan losses was $20.5 million in 1997 compared to $35.2 million in 1996 and $28.4 million in 1995.

      The ratio of general valuation allowance to the Bank's assets with loss exposure (the Bank's loan portfolio plus real estate owned) was 1.86% at the end of 1997 compared to 1.73% at the end of 1996 and 1.35% at the end of 1995. The general valuation allowance at December 31, 1997 increased because the provision for loan losses exceeded net charge-offs. See "Business
- Loan Loss Experience Summary."

      The Bank also maintains separate valuation allowances for impaired loans and loans sold with recourse. See "Business - Loan
Loss Experience Summary" for additional information regarding valuation allowances for these loans.

      Current Interest Rate Environment. Due to the relative strength of the national economy, the Federal Reserve Board ("FRB") did not change interest rates during 1997 and decreased interest rates only once during 1996 which resulted in key interest rates remaining flat for the last two years. There has been downward pressure on interest rates for the last few months due to deflationary concerns resulting from economic weakness on the international level. In a declining interest rate environment, the Bank's interest rate spread typically increases (savings and borrowing costs decrease immediately while the loan portfolio yield stays approximately the same.) The reverse is true during periods of increasing interest rates. The time lag inherent in the loan portfolio results from operational and regulatory constraints which do not allow the Bank to pass through monthly changes in the primary index utilized for the majority of its adjustable rate loan customers for a period of ninety days. Due to the stable interest rate environment during 1997 and 1996, the time lag had an insignificant effect on the Bank's operations. See "Asset-Liability Management" and "Components of Earnings - Net Interest Income" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information.

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

      Environmental Concerns. Under certain circumstances, such as when it actively participates in the management or operation of a property securing its loans, the Bank could have liability for any properties found to have pollutant or toxic features. Environmental protection laws are strict and impose joint and several liability on numerous parties. It is possible for the cost of cleanup of environmental problems to exceed the value of the security property. The Bank has adopted environmental underwriting requirements when considering loans secured by properties which appear to have environmentally high risk characteristics (e.g. commercial, industrial and construction of all types, which may contain friable asbestos or lead paint hazards). These requirements are intended to minimize the risk of environmental hazard liability. The Bank's policies are also designed to avoid the potential for liability imposed on lenders who assume the management of a property.

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

Lending Activities

      General. The Bank's primary lending activity has been the origination of loans for the purpose of enabling borrowers to purchase, refinance or construct improvements on residential real property. The loan portfolio primarily consists of loans made to home buyers and homeowners on the security of single family dwellings and multi-family dwellings. The loan portfolio also includes loans secured by commercial and industrial properties.

      For an analysis of loan portfolio composition and an analysis of the types of loans originated, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Balance Sheet Analysis - Loan Portfolio and Loan Composition."

      Origination and Sale of Loans. The Bank employs loan officers on an incentive compensation basis to obtain qualified applicants for loans. The Bank also derives business from other sources such as mortgage brokers, borrower referrals, direct telephone sales and clients from its retail banking branches.

      Loan originations were $481.3 million in 1997, $302.8 million in 1996 and $299.3 million in 1995. Loan origination volume increased in 1997 due to the increase in real estate activity in the Bank's market areas. $46.6 million in loans were originated by Lend FFB during 1997.

      Loans sold totaled $52.4 million in 1997, $24.1 million in 1996 and $36.5 million in 1995. For the year ended December 31, 1997, $86.6 million in loans were originated for sale compared to $22.9 million in 1996 and $34.6 million during 1995. Loans originated for resale totaled 18%, 8% and 12% of loan originations during 1997, 1996 and 1995, respectively. The increase is due to fixed rate loans originated by Lend FFB which are originated typically for resale.

     Loans held-for-sale at December 31, 1997, 1996 and 1995 were $40.4 million, $6.2 million and $7.4 million, respectively, constituting 1.30%, 0.20% and 0.24%, respectively, of the Bank's total loans at such dates. In December of 1995, the Bank transferred $19.2 million of loans previously "held-for-sale" to its "held-for-investment" portfolio.

      Loans originated for resale are recorded at the lower of cost or market. The time from origination to sale may take up to three months due to administrative requirements. During this time period the Bank will be exposed to price adjustments as a result of fluctuations in market interest rates.

      The Bank structures mortgage-backed securities with loans from its own loan portfolio for use in collateralized borrowing arrangements. In exchange for the improvement in credit risk when the mortgage-backed securities are formed, guarantee fees are paid to the Federal Home Loan Mortgage Corporation ("FHLMC") or the Federal National Mortgage Association ("FNMA"). No loans were converted into mortgage-backed securities in 1997 and 1996. However, $59.7 million in loans were converted into mortgage-backed securities during 1995. All of the loans underlying the mortgage-backed securities were originated by the Bank. Therefore, mortgage-backed securities generally have the same experience with respect to prepayment, repayment, delinquencies and other factors as the remainder of the Bank's portfolio.

      In accordance with SFAS No. 115, the portfolio of mortgage-backed securities was recorded at fair value as of December 31, 1997, 1996 and 1995. Negative fair value adjustments of $0.4 million and $4.1 million, net of taxes, were recorded in stockholders' equity at December 31, 1997 and December 31, 1996. A positive fair value adjustment of $4.9 million, net of taxes, was recorded in stockholder's equity at December 31, 1995.

      The Bank serviced $519.4 million in loans for other investors as of December 31, 1997. $218.1 million of these loans were sold under recourse arrangements. The Bank has an additional $18.9 million in loans that were formed into mortgage-backed securities with recourse features, but were still owned by the Bank as of December 31, 1997. Due to regulatory requirements, the Bank maintains capital for loans sold with recourse as if those loans had not been sold. The Bank had been active in these types of transactions in the past, but has not entered into any new recourse arrangements since 1989 when a change in the capital regulations took effect. Loans sold with recourse are considered along with the Bank's own loans in determining the adequacy of general loan valuation allowances. The decrease in the principal balance of loans sold with recourse to $218.1 million at the end of 1997 from $230.8 million at the end of 1996 and $247.6 million at the end of 1995 was due to loan amortization, payoffs and foreclosures.

      Interest Rates, Terms and Fees. The Bank makes adjustable mortgage loans ("AMLs") with 30 and 40 year terms and interest rates which adjust each month based upon the Federal Home Loan Bank's Eleventh District Cost of Funds Index ("Index"). (See "Asset-Liability Management" in "Management's Discussion and Analysis of Financial Condition and Results of Operations.") While the monthly payment adjusts annually, the maximum annual change in the payment is limited to 7.5%. Any additional interest due as a result of a rising Index is added to the principal balance of the loan ("negative amortization"). Payments are adjusted every five years without regard to the 7.5% limitation to provide for full amortization during the balance of the loan term. Although the interest rates are adjusted monthly, these loans have maximum interest rates which can be charged ranging from 400 to 750 basis points above their initial interest rate. Generally, these loans may be assumed at any time during their term provided that the person assuming the loan meets the Bank's credit standards and enters into a separate written agreement with the Bank. Additionally, the new borrower is required to pay assumption fees customarily charged for similar transactions.

     The Bank offers two primary AML products based on the Index, the "AML IIC" and the "AML IID." The initial interest rate on the AML IIC is below market for the first three months of the loan term. The AML IID has no below market initial interest rate but starts with a pay rate similar to the AML IIC. This results in immediate negative amortization but allows the loan to earn at the fully indexed interest rate immediately. The difference in negative amortization on these two products is minor. 79% of the Bank's AML loan origination volume in 1997 was comprised of these two products. The Bank also originates adjustable rate loans based on the one year treasury and LIBOR rates.

      Under current portfolio loan programs, the Bank normally lends less than or equal to 90% of a single family property's appraised value at the time of loan origination.

      The Bank generally requires that borrowers obtain private mortgage insurance on loans in excess of 80% of the appraised property value. On certain loans originated for the portfolio, the Bank charges premium rates and/or fees in exchange for waiving the insurance requirement. Management believes that the additional rates and fees charged on these loans compensate the Bank for the additional risks associated with this type of loan. Subsequent to the origination of a portfolio loan, the Bank may
purchase  private mortgage insurance with its own  funds.   Under
certain of these mortgage insurance programs, the Bank acts as co-insurer and participates with the insurer in absorbing any future
loss.   As  of  December 31, 1997 and 1996, loans which  had  co-
insurance   totaled   $219.9   million   and   $258.9    million,
respectively. Loans over 80% loan-to-value, for which there was no private mortgage insurance, totaled $163.8 million at December 31, 1997 compared to $122.5 million at December 31, 1996 and $132.5 million at December 31, 1995.

      Because AML loan-to-value ratios may increase above those established at the time of loan origination due to negative amortization, the Bank rarely lends in excess of 90% of the appraised value on AMLs. When the Bank does lend in excess of 90% of the appraised value, additional fees and higher rates are charged, and there is no below market initial interest rate. The amount of negative amortization recorded by the Bank increases during periods of rising interest rates. As of December 31, 1997, negative amortization on all loans serviced by the Bank totaled $13.9 million, compared to $11.0 million at December 31, 1996. The increase in negative amortization during 1997 is due to an increase in adjustable rate loans originated.

     Although regulations permit a maximum amortization period of 40 years for real estate secured home loans and 30 years for other real estate loans, the majority of the Bank's real estate loans provide for a maximum amortization term of 30 years or less. Loans with 40-year terms constituted 11% and 14% of loan originations during 1997 and 1996, respectively.

       The   following  table  shows  the  contractual  remaining
maturities of the Bank's loans at December 31, 1997:

                                                Loan Maturity Analysis
                                                   Maturity Period
                                -------------------------------------------------------------------------------
                                                          >1 Year
                                Total         1 Year      To 5      >5-10      >10-20      >20-30      >30
                                Balance       or Less     Years     Years      Years       Years       Years
                                ----------    -------     --------  --------   ----------  ----------  --------
                                               (Dollars In Thousands)
Interest rate sensitive  loans:
AMLs                            $3,102,438    $44,894     $210,294  $386,217   $1,278,855  $1,077,454  $104,724
 Fixed-rate loans:
  1st mortgages                     36,758      2,869        7,437     7,919        8,140      10,393         -
  2nd mortgages                      1,459        122          447       344          546           -         -
  Consumer and other loans           4,509      2,428        2,081         -            -           -         -
                                ----------    -------     --------  --------   ----------   ---------  --------
 Total                          $3,145,164    $50,313     $220,259  $394,480   $1,287,541   $1,087,847 $104,724
                                ==========    =======     ========  ========   ==========   ========== ========


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

      The following is a summary of non-accrual loans for which delinquent interest allowances had been established as of the end of each of the periods indicated:

                                   % of               % of              % of               % of               % of
                        1997      Total    1996      Total    1995      Total    1994      Total    1993      Total
                        -------   -----    -------   -----    -------   -----    -------   -----    ------    -----
                                                (Dollars In Thousands)
Non-accrual Loans:
Single family           $16,799   49%      $25,602   35%      $25,991   26%      $13,041   14%      $25,317   24%
Multi-family             15,785   46        44,754   62        69,579   70        60,213   64        70,207   66
Commercial                1,533    5         2,223    3         3,313    4        20,986   22        10,307   10
Other                         -    -             -    -           220    -           245    -           245    -
                        -------   -----    -------   -----    -------   -----     ------   -----   --------   -----
   Total Non-accrual
    Loans               $34,117   100%     $72,579   100%     $99,103   100%      $94,485  100%    $106,076   100%
                        =======   =====    =======   =====    =======   =====     =======  =====   ========   =====

      The allowance for delinquent interest, based on loans past due more than 90 days or in foreclosure, totaled $1.8 million, $4.2 million, $5.6 million, $5.2 million and $5.7 million at December 31, 1997, 1996, 1995, 1994 and 1993, respectively.

      The Bank's modified loans resulted primarily from temporary modifications of principal and interest payments. Under these arrangements, loan terms are typically reduced to no less than a monthly interest payment required under the note. If the borrower is unable to return to scheduled principal and interest payments at the end of the modification period, foreclosure proceedings are initiated or the modification period may be extended. As of December 31, 1997, the Bank had modified loans totaling $16.7 million, net of loan loss allowances of $4.1 million. This compares with $19.0 million, net of loan loss allowances of $5.5 million as of December 31, 1996. Modified loans 90 days or more delinquent as of December 31, 1996 were $472 thousand. No modified loans were 90 days or more delinquent as of December 31, 1997 or December 31, 1995.

     Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS No. 114"), requires the measurement of impaired loans based on the present value of expected future cash flows discounted at the loan's effective interest rate, or at the loan's observable market price or at the fair value of its collateral. SFAS No. 114 does not apply to large groups of homogeneous loans that are collectively reviewed for impairment. For the Bank, loans collectively reviewed for impairment include all single family loans less than $500 thousand and multi-family loans less than $750 thousand. The adoption of SFAS No. 114 did not result in any material additions to the Bank's provision for loan losses.

      Prior to the adoption of SFAS No. 114, the Bank considered the transfer of specific allowances from general valuation allowances to be "charge-offs." Pursuant to SFAS No. 114, the Bank now considers allowances on impaired loans to be charge-offs only if the loan is foreclosed upon or the borrower is permitted to satisfy the debt with less than a full repayment of the amount owed.

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

      Valuation allowances for impairment totaled $9.8 million as of December 31, 1997 and $12.4 million as of December 31, 1996.
The following is a summary of impaired loans, net of valuation allowances for impairment, for the periods indicated:

                             December 31,       December 31,
                                1997               1996
                             ------------       ------------
                                  (Dollars In Thousands)

Non-accrual loans            $      8,260       $     20,052
Modified loans                      8,090              9,728
Other impaired loans                9,335              7,854
                             ------------       ------------
                             $     25,685       $     37,634
                             ============       ============

      When a loan is considered impaired, the Bank measures impairment based on the present value of expected future cash flows (over a period not to exceed 5 years) discounted at the loan's effective interest rate. However, if the loan is
"collateral-dependent" or a probable foreclosure, impairment is measured based on the fair value of the collateral. When the measure of an impaired loan is less than the recorded investment in the loan, the Bank records an impairment allowance equal to the excess of the Bank's recorded investment in the loan over its measured value. Impaired loans for which there were no valuation allowances established totaled $2.5 million and $4.1 million as of December 31, 1997 and December 31, 1996, respectively. The following summary details impaired loans measured using the present value of expected future cash flows discounted at the effective interest rate of the loan and impaired loans measured using the fair value method for the periods indicated:

                             December 31,       December 31,
                                1997               1996
                             ------------       ------------
                                 (Dollars In Thousands)

Present value method         $      1,067       $      2,992
Fair value method                  24,618             34,642
                             ------------       ------------
Total impaired loans         $     25,685       $     37,634
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

      The  following is an analysis of the activity in the Bank's
valuation  allowance  for  impaired  loans  during  the   periods
indicated (dollars in thousands):

Balance at December 31, 1994                       $ 23,887
 Provision for loan losses                           21,418
 Net charge-offs                                    (19,204)
                                                   --------
Balance at December 31, 1995                         26,101
 Provision for loan losses                           11,387
 Net charge-offs                                    (25,138)
                                                   --------
Balance at December 31, 1996                         12,350
       Provision for loan losses                      7,345
   Net charge-offs                                   (9,920)
                                                   --------
Balance at December 31, 1997                       $  9,775
                                                   ========

      Cash payments received from impaired loans are recorded in accordance with the contractual terms of the loan. The principal portion of the payment is used to reduce the principal balance of the loan, whereas the interest portion is recognized as interest income.

      The average recorded investment in impaired loans for December 31, 1997 and 1996 was $24.5 million and $52.7 million, respectively. The amount of interest income recognized from impaired loans during the years ended December 31, 1997 and 1996 was $1.9 million and $2.7 million, respectively, under the cash basis method of accounting. Interest income recognized under the accrual basis method of accounting for the years ended December 31, 1997 and 1996 totaled $1.9 million and $2.5 million, respectively.

      The table below shows the Bank's net investment in non-accrual loans determined to be impaired, by property type, as of the periods indicated:

                             December 31,  December 31,
                                 1997         1996
                             ------------  ------------
                              (Dollars In Thousands)

Single family                $   856       $    2,002
Multi-family                   6,893           17,417
Commercial                       511              633
                             -------       ----------
                             $ 8,260       $   20,052
                             =======       ==========

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

      The following is an analysis of the activity in the Bank's general loan valuation allowance for the periods indicated:


                                                   Year Ended December 31,
                                        ------------------------------------------------
                                          1997      1996      1995      1994      1993
                                        ------------------------------------------------
                                                    (Dollars In Thousands)
Beginning General Loan Valuation
    Allowance                           $54,900   $42,876   $55,353   $46,900   $27,854
Provision  for Loan Losses               13,155    23,768     6,958    53,172    67,679
Charge-Offs, Net of Recoveries:
  Single Family                          (5,633)   (8,845)   (6,040)  (16,127)   (8,605)
   Multi-Family                           2,341    (2,448)  (13,676)  (19,800)  (38,178)
   Commercial                               482       240       851      (664)   (1,574)
   Non-Real Estate                          226         9       (67)     (180)     (276)
                                        -------   -------   -------   -------   -------
   Total  Net  Charge-Offs               (2,584)  (11,044)  (18,932)  (36,771)  (48,633)
                                        -------   -------   -------   -------   -------
Transfer to Liability Account for
         Loans  Sold  with Recourse      (4,234)        -      (503)   (7,948)        -
Transfer to Real Estate General
    Valuation  Allowance.                     -      (700)        -         -         -
                                        -------   -------   -------   -------   -------
Ending General Loan Valuation
        Allowance                       $61,237   $54,900   $42,876   $55,353   $46,900
                                        =======   =======   =======   =======   =======


     The general valuation allowance for loans sold with recourse was included in the total general valuation allowance balance for the overall loan portfolio in years prior to 1994. The amount of such recourse general valuation allowance was $6.2 million at December 31, 1993. The activity in the general valuation allowance for loans sold with recourse for 1997, 1996 and 1995 is presented below (dollars in thousands):

Balance at December 31, 1994                $    7,948
Provision for losses                             2,123
Transfer from general valuation allowance          503
Net charge-offs                                 (1,524)
                                            ----------
Balance at December 31, 1995                     9,050
Net charge-offs                                   (652)
                                            ----------
Balance at December 31, 1996                     8,398
Transfer from general valuation allowance        4,234
Net recoveries                                     397
                                            ----------
Balance at December 31, 1997                $   13,029
                                            ==========

      Based on the factors above, the Bank's general valuation allowance (including general valuation allowances for loans sold with recourse) was 2.12% of total assets with loss exposure (including loans sold with recourse) at December 31, 1997, 1.86% at December 31, 1996 and 1.52% at December 31, 1995. Depending on the economy and real estate markets in which the Bank operates, increases in the general valuation allowance may be required in future periods. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's general valuation allowance. These agencies may require the Bank to establish additional general valuation allowances based on their judgment of the information available at the time of their examination.

      The following table details general valuation allowances by loan type for the periods indicated, including the general valuation allowance for loans sold with recourse:

                                     % of                 % of                 % of                 % of                 % of
                           1997      Total      1996      Total      1995      Total      1994      Total      1993      Total
                           ---------------------------------------------------------------------------------------------------
                                                         (Dollars In Thousands)
Real Estate Loans:
  Single Family            $21,583   29%        $15,355   24%        $ 8,887   17%        $ 6,938   11%        $ 6,607   14%
  Multi-Family              45,029   61          44,078   70          35,278   68          50,018   79          37,691   81
  Commercial                 6,658    9           3,587    6           7,529   15           6,170   10           2,551    5
   Non-Real  Estate Loans.     996    1             278    -             232    -             175    -              51    -
                           -------  ---         -------  ---         -------  ---         -------  ---         -------  ---
  Total                    $74,266  100%        $63,298  100%        $51,926  100%        $63,301  100%        $46,900  100%
                           =======  ===         =======  ===         =======  ===         =======  ===

      Net loan charge-offs, including net charge-offs from the general valuation allowance, impaired allowance and the general valuation allowance for loans sold with recourse totaled $12.1 million, $37.5 million, $39.7 million, $45.4 million and $48.6 million for 1997, 1996, 1995, 1994 and 1993, respectively, representing 0.39%, 1.21%, 1.28%, 1.58% and 1.82% of the average loan portfolio for such periods. Charge-offs have improved over the last two years due to the improvement in the Southern California economy and real estate market.

      Any increase in charge-offs would adversely impact the Company's future loan loss provisions and earnings.

      See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset Quality Ratios" for an analysis of the Bank's general valuation allowances as a percentage of non-accrual loans, the total loan portfolio and total loans with loss exposure.

     Potential Problem Loans. The Bank also had $41.6 million in potential problem loans as of December 31, 1997 compared with $44.0 million as of December 31, 1996. These are loans which do not meet the criteria of impaired or non-performing loans but have displayed some past or present weakness. If the weakness is not corrected, the loan could eventually result in a loss to the Bank.

      The Bank's Asset Classification Committee meets at least quarterly to review and monitor the condition of the loan portfolio on an ongoing basis. Additionally, a special workout group of the Bank's officers meets at least monthly to resolve delinquent loan situations and to initiate actions enforcing the Bank's rights in security properties pending foreclosure and liquidation.

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

     Following the acquisition of foreclosed real estate ("REO"), the Bank evaluates the property and establishes a plan for marketing  and  disposing of the property.  After inspecting  the property,  the  Bank  determines  whether  the  property  may  be disposed of in its present condition or if repairs, rehabilitation or improvements are necessary.

      The following table provides information regarding the Bank's REO activity for the periods indicated:

                                    Real Estate Owned Activity
                                      Year Ended December 31,
                                    ---------------------------
                                      1997     1996      1995
                                    -------   -------   -------
                                       (Dollars In Thousands)
Beginning Balance                   $ 14,331  $19,701   $16,724
Additions                             49,150   74,886    64,053
Sales                                (53,263) (80,256)  (61,076)
                                    --------  -------   -------
Ending  Balance                     $ 10,218  $14,331   $19,701
                                    ========  =======   =======

       Other   Interest-Earning  Assets.  The   Bank   owned   no
contractually delinquent interest-earning assets other than loans as of December 31, 1997.

 Investment Activities

      Savings institutions are required by federal regulations to maintain a minimum ratio of liquid assets which may be invested in certain government and other specified securities. This level is adjusted from time to time in response to prevailing economic conditions and as a means of controlling the amount of available mortgage credit. At December 31, 1997, the regulatory liquidity requirement was 4.00% and the Bank's liquidity percentage was 5.13%.

     It is the Bank's policy to maintain liquidity investments at a modest level and to use available cash to originate mortgages which normally command higher yields. Therefore, interest income on investments generally represents less than 5% of total revenues.

       The   following  table  summarizes  the  total  investment
portfolio at historical cost by type at the end of the periods indicated:

                                                           December  31,
                                       ----------------------------------------------
                                        1997      1996      1995      1994      1993
                                       ----------------------------------------------
                                                  (Dollars In Thousands)

U.S.  Treasury Securities             $   300   $   301   $   301   $ 4,205  $  5,111
U.S.  Agency  Securities               48,142    49,989    46,561    36,565    42,600
Collateralized Mortgage
 Obligations                            1,009     8,776    29,874    43,282    56,125
                                       ------    ------    ------    ------    ------
                                       49,451    59,066    76,736    84,052   103,836

Unrealized loss on
 securities available-for-sale           (541)     (157)     (552)        -         -
                                      -------   -------   -------   -------  --------
                                      $48,910   $58,909   $76,184   $84,052  $103,836
                                      =======   =======   =======   =======  ========

Weighted average yield on
 interest-earnings invest-
 ments  end  of period                   5.17%     5.98%     5.15%     5.08%     5.16%
                                         ====      ====      ====      ====      ====


      The following is a summary of the maturities of investment securities at historical value as of December 31, 1997:


                                                                         Maturity
                                       --------------------------------------------------------------------------------
                                                                                                Total Historical
                                         Within 1 Year             1-5 Years                         Value
                                       -----------------       ------------------      --------------------------------
                                                Weighted                 Weighted                Weighted      Average
                                                Average                  Average                 Average       Maturity
                                       Amount    Yield          Amount    Yield        Amount     Yield         Yrs/Mos
                                       -----------------       ------------------      --------------------------------
                                                                        (Dollars In Thousands)
U.S. Treasury
  Securities                          $   100     6.69%       $   200      5.97%       $   300      6.21%         2/6
U.S. Agency Securities                 20,000     5.31         28,142      5.08         48,142      5.17          2/6
Collateralized Mortgage
 Obligations                            1,009     4.54              -         -          1,009      4.54          0/4
                                      -------                 -------                  -------
                                      $21,109     5.28        $28,342      5.08        $49,451      5.17          2/6
                                      =======                 =======                  =======

 Sources of Funds

      General. The Bank's principal sources of funds are savings deposits, advances from the Federal Home Loan Bank of San
Francisco ("FHLBSF") and securities sold under agreements to repurchase.

      Deposits. The Bank obtains deposits through three different sources: 1) its retail branch system, 2) phone solicitations by designated employees, and 3) national brokerage firms.

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

       Deposits acquired through telemarketing efforts are typically placed with the Bank by professional money managers and represented 5%, 6% and 11% of total deposits at December 31, 1997, 1996 and 1995, respectively. The level of telemarketing deposits varies based on yields available to depositors on other investment instruments and the depositors' perception of the Bank's credit worthiness.

       Deposits acquired through national brokerage firms represented 20%, 20% and 23% of total deposits at December 31, 1997, 1996 and 1995, respectively. Any fees paid to deposit brokers are amortized over the term of the deposit. Based on historical renewal percentages, management believes that these deposits are a stable source of funds. Institutions meeting the regulatory capital standards necessary to be deemed well-capitalized are not required to obtain a waiver from the FDIC in order to accept brokered deposits. See "Management's Discussion and Analysis - Capital Resources and Liquidity."

     Retail deposits were $1.5 billion at December 31, 1997, 1996 and 1995. Retail deposits comprised 75% of total deposits at December 31, 1997, 74% of total deposits at December 31, 1996 and 66% at December 31, 1995. The level of deposits has decreased slightly over the last three years due to increased competition for retail savings deposits in Southern California. In order to increase fee income at the retail branches and decrease interest costs, the Bank's retail deposit marketing efforts have been concentrated on obtaining demand deposit accounts over the last two years. The Bank operated 24 retail branches at the end of 1997.

      The following tables set forth information regarding the amount of deposits in the various types of savings programs offered by the Bank at the end of the years indicated and the average balances and rates for those years:

                                                        December 31,
                                        ----------------------------------------------------------
                                            1997                   1996                  1995
                                        --------------         ---------------       -------------
                                        Amount       %          Amount       %        Amount    %
                                        ----------------------------------------------------------
                                                        (Dollars In Thousands)
Variable rate non-term  accounts:
  Money market deposit accounts
  (weighted average rate of 3.36%,
   2.82% and 2.52%)                       $156,221    8%         $130,173    7%      $125,352    6%
  Interest-bearing checking accounts
   (weighted average rate of 1.78%
   1.01% and 1.20%)                        130,765    7           165,616    8        145,801    7
  Passbook accounts (2.04%, 2.04%
   and 2.04%)                               86,547    4            94,718    5         96,948    4
  Non-interest bearing checking
   accounts                                112,373    6            40,404    2         54,876    2
                                          --------   --           -------   --        -------   --
                                           485,906   25           430,911   22        422,977   19
                                          --------   --           -------   --        -------   --
  Fixed term rate certificate accounts:
  Under six month term (weighted
    average rate of 5.07%, 5.11%
     and 5.21%)                            120,637   61            60,430    8        126,599    6
  Six month term (weighted average
   rate of 6.00%, 5.69% and 5.42%)         103,901    5           204,048   10        417,855   19
  Nine month term (weighted average of
   5.64%, 5.45% and 5.98%)                 374,259   19           246,777   13        144,308    6
  One year to 18 month  term (weighted
   average rate of 5.53%, 5.32% and
   5.57%)                                  348,941   18           304,532   16        235,164   11
  Two year or 30 month term (weighted
    average rate of 5.23%, 5.32% and
    5.55%)                                  30,689    2            40,498    2        239,411   11
  Over 30 month term (weighted
    average rate of 5.85%, 6.27%
    and 6.31%)                             125,971    7           202,724   10        238,742   11
  Negotiable certificates of $100,000
  and greater, 30 day to one year terms
  (weighted average rate of 5.50%,
   5.39% and 5.66%)                       353,343    18           367,528   19        379,980   17
                                        ---------    --         ---------   --      ---------   --
                                        1,457,741    75         1,526,537   78      1,782,059   81
                                        ---------    --         ---------   --      ---------   --
  Total deposits (weighted average
   rate of 4.66, 4.67% and 4.89%)      $1,943,647   100%       $1,957,448  100%    $2,205,036  100%
                                       ==========   ===        ==========  ===     ==========  ===

                                                                During the Year Ended December 31,

                                                       1997                  1996                  1995
                                                ------------------    ------------------    ------------------
                                                Average    Average    Average    Average    Average    Average
                                                Balance     Rate      Balance     Rate      Balance     Rate
                                                ------------------    ------------------    ------------------
                                                                    (Dollars In Thousands)
Passbook Accounts                              $   83,958    2.06%   $   94,858    2.02%     $  103,737  2.20%
Money Market Deposit Accounts                     138,764    3.16       125,722    2.61         137,099  2.59
Interest-bearing Checking Accounts                111,246    1.00       142,487    0.96         195,920  1.39
Fixed Term Certificate Accounts                 1,638,892    5.22     1,772,621    5.36       1,808,422  5.56
                                               ----------    ----    ----------    ----      ----------  ----
                                               $1,972,860    4.70%   $2,135,688    4.76%     $2,245,178  4.86%
                                               ==========    ====    ==========    ====      ==========  ====

     The following table shows the maturity distribution of jumbo certificates of deposit ($100,000 and greater) as of December 31, 1997 (dollars in thousands):

                                      Maturing in:
                                        1 month or less                 $  93,612
                                        Over  1  month to 3  months        90,886
                                        Over  3  months to  6  months      81,856
                                        Over  6  months to 12  months      86,989
                                                                        ---------
                                                Total                   $ 353,343
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

     Total advances from the FHLBSF were $1.3 billion at December 31, 1997 at a weighted average rate of 5.80%. This compares with advances of $1.2 billion at December 31, 1996 and $890.0 million at December 31, 1995 at weighted average rates of 5.71% and 6.12%, respectively. These advances were often the most available source of funds to the Bank during 1997 and 1996. The Bank has credit availability with the FHLBSF which allows it to borrow up to 40% of the Bank's assets or approximately $1.7 billion at December 31, 1997.

     The Bank enters into sales of securities under agreements to repurchase (reverse repurchase agreements) which require the repurchase of the same securities. The agreements are treated as borrowings in the Company's Consolidated Statements of Financial Condition. There are certain risks involved with doing these types of transactions. In order to minimize these risks, the Bank's policy is to enter into agreements only with well-known national brokerage firms which meet their regulatory capital requirements. Borrowings under reverse repurchase agreements totaled $577.7 million at December 31, 1997 at a weighted average rate of 5.66% and were secured by mortgage-backed securities with principal balances totaling $603.6 million. Borrowings under reverse repurchase agreements totaled $646.5 million at December 31, 1996 and $724.6 million at December 31, 1995 at weighted average rates of 5.42% and 5.68%, respectively.

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

      Borrowings from all sources totaled $1.9 billion, $1.9 billion and $1.7 billion at weighted average rates of 5.91%, 5.77% and 6.11% at December 31, 1997, 1996 and 1995,
respectively. Due to increased competition for deposits, the Bank increased its use of borrowings in 1997, 1996 and 1995 to meet its cash flow requirements.

      The Bank's portfolio of short term borrowings includes short-term variable rate credit advances and FHLB advances due in less than one year from the FHLBSF, securities sold under agreements to repurchase and other short term borrowings. The following schedule summarizes short term borrowings for the last three years:

                                                                                  Maximum
                                                                                 Month-End
                                                                                Outstanding
                                                        End of Period             Balance            Average Period
                                                        ------------------      During the         ------------------
                                                        Outstanding   Rate        Period           Outstanding   Rate
                                                        -----------   ----      -----------        -----------   ----
                                                                        (Dollars In Thousands)
1997
----
Short term variable rate credit advances                $         -      -%     $         -        $       600   6.01%
Short term FHLB Advances                                  1,310,000   5.80        1,345,000          1,170,417   5.75
Securities  sold  under  agreements  to  repurchase         577,670   5.66          634,976            603,264   5.60
Other  short  term borrowings                                 4,000   5.85           26,500             15,703   5.63

1996
----
Short term variable rate credit advances                $    32,000   7.33      $    32,000        $        87   7.33%
Short  term  FHLB Advances                                  980,000   5.69        1,140,000            896,250   5.74
Securities  sold  under  agreements  to  repurchase         646,482   5.42          715,465            678,420   5.40
Other  short term borrowings                                  2,000   5.53           22,900             15,802   5.55

1995
----
Short term variable rate credit advances                $    21,000   6.90%     $    59,000        $     9,154   6.09%
Short  term  FHLB Advances                                  810,000   6.11          990,000            728,077   6.32
Securities  sold  under  agreements  to  repurchase         724,643   5.68          749,546            718,057   5.93
Other  short  term borrowings                                 2,300   5.82           15,000              8,565   5.99


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

      As of December 31, 1997, the Bank had invested an aggregate of $487 thousand (primarily equity) in Seaside, Oceanside and SMCG. Revenues and operating results of these subsidiaries accounted for less than 1% of consolidated revenues in 1997 and no material change is presently foreseen. For the past several years, only Seaside and Oceanside have been active.

      Real  Estate Development Activities. Seaside has  not  been involved in any real estate development activity for the last several years and there are no plans for future real estate projects. Therefore, no gains or losses on real estate development activities were recorded during 1997, 1996 or 1995.

      Seaside continues to hold one condominium unit which is rented to the Bank for use by its employees. In 1995, a house, previously rented to the Bank, was sold and, in 1997, a condominium, also rented to the Bank, was sold. At December 31, 1997, Seaside's investment in the remaining unit totaled $39 thousand. There were no loans outstanding against the property at December 31, 1997. The unit is located in Southern California.

      Trustee  Activities. Seaside acts as trustee on the  Bank's deeds  of trust. Trustee fees for this activity amounted to  $494 thousand, $695 thousand and $462 thousand in 1997, 1996 and 1995, respectively.

       Insurance Brokerage Activities. Oceanside engages in limited insurance brokerage activities. Income to date from this source has been insignificant. In 1996, Oceanside began operating as a licensed life insurance agent for the purpose of receiving commissions on the sale of fixed and variable rate annuities and mutual funds conducted in the Bank's offices by a licensed third party vendor. During 1997 and 1996, Oceanside received commission income of $462 thousand and $428 thousand, respectively, from the sale of non-insured investment products by the Bank's strategic partner, Independent Financial Securities, Inc. ("IFS"). IFS, a registered broker-dealer, conducts its sales activities in the Bank's branch offices and the Bank receives a percentage of the commissions on such sales through its licensed insurance agency, Oceanside.

 Employees

      As of December 31, 1997, the Bank had a total of 437 full time equivalent employees, including 107 part-time employees. No employees were represented by a collective bargaining group. At present, the Company has no employees who are not also employees of the Bank. The Bank provides its regular full-time employees with a comprehensive benefits program that includes basic and major medical insurance, long-term disability coverage, sick leave, a 401(k) plan and a profit sharing employee stock ownership plan. The Bank considers its employee relations to be excellent.

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

      As a member of the FHLB System, the Bank is required to own capital stock in its regional FHLB, the FHLBSF, in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the end of each year, or 5% of its outstanding borrowings from the FHLBSF. The Bank was in compliance with this requirement, with an investment of $68.6 million in FHLBSF stock at December 31, 1997.

      The FHLBSF serves as a source of liquidity for the member institutions within its assigned region, the FHLB Eleventh District. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the Federal Housing Finance Board and the Board of Directors of the FHLBSF. At December 31, 1997, the Bank's advances from the FHLBSF amounted to $1.3 billion, or 34% of the Company's total funding sources (deposits and borrowings).

      The FHLBs are required to provide funds for the resolution of troubled savings institutions and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low and moderate income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future. These contributions also could have an adverse effect on the value of FHLB stock in the future. For the year ended December 31, 1997, dividends paid by the FHLBSF to the Bank totaled approximately $4.0 million.

       Savings and Loan Holding Company Regulations. The activities of savings and loan holding companies are governed by the Home Owners' Loan Act, as amended. Pursuant to that statute, the Company is subject to certain restrictions with respect to its activities and investments.

     A savings and loan holding company, like FFC, which controls only one savings association, is exempt from restrictions on the conduct of unrelated business activities that are applicable to savings and loan holding companies that control more than one savings association. The restrictions on multiple savings and loan holding companies are similar to the restrictions on the conduct of unrelated business activities applicable to bank holding companies under the Bank Holding Company Act. The Company would become subject to these restrictions if it were to acquire control of another savings association or if the Bank were to fail to meet its qualified thrift lender ("QTL") test. See "Qualified Thrift Lender Test."

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

     Regulatory Capital Requirements. The capital regulations of the OTS (the "Capital Regulations") require the Bank to maintain "tangible capital" of at least 1.5% of adjusted total assets, "core capital" of at least 3% of adjusted total assets, and a "risk-based capital" ratio of at least 8%. The OTS may establish, on a case-by-case basis, individual minimum capital requirements for a savings institution which vary from the requirements that would otherwise apply under the Capital Regulations.

      "Tangible capital" means stockholders' equity computed in accordance with generally accepted accounting principles less any intangible assets, less unrealized gains and losses on certain "available-for-sale" securities, plus purchased mortgage servicing rights and purchased credit card relationships, subject to certain limitations. "Core capital" is generally defined the same as tangible capital except that certain qualifying intangible assets may be included. The Bank has no such qualifying intangible assets as of December 31, 1997. The "risk-based capital" ratio is defined as the ratio of total capital to total assets after the assets have been risk-weighted in accordance with certain percentages developed by the OTS and the other bank regulatory agencies. Total capital for purposes of the risk-based capital requirements consists of core capital and supplementary capital, less cash pledged for credit support in certain loan sales. Supplementary capital includes, among other things, a portion of the general loan valuation allowance. The general loan valuation allowance may generally be included in supplementary capital up to 1.25% of risk-weighted assets. At December 31, 1997, $30.0 million of the Bank's $61.2 million in general valuation allowances was included in supplementary capital. Supplementary capital may be used to satisfy an institution's risk-based capital requirement in an amount not greater than its core capital. The Bank is considered to be "well capitalized" for purposes of these capital measures. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity - Capital Requirements."

      The Capital Regulations substantially changed the capital requirements for asset sales with recourse or the retention of the subordinated portion of a senior/subordinated loan participation or interest in a package of loans sold. Essentially, the Capital Regulations treat asset sales with recourse as if they had not occurred, and generally require a savings institution to maintain capital against the entire amount of assets sold with recourse, even if the recourse is for less than the full amount of assets sold, with one limited exception. The exception is that assets sold with recourse with respect to which the recourse percentage is less than the applicable risk-based capital requirement are not included in risk-weighted assets; however, capital is required to be maintained in an amount equal to such recourse amount. A savings institution's retention of the subordinated portion of a senior/subordinated loan participation or interest in a package of loans sold is treated in the same manner as an asset sale with recourse. Since the change in regulation, which occurred in 1989, the Bank has not been active in such loan sales. At December 31, 1997 the Bank had loans sold with recourse or subordination totaling $218.1 million on which it was required to hold additional capital. The amount of capital required to be maintained against such off-balance sheet loans was $11.1 million.

      A savings institution which fails to meet its capital standards must submit a capital restoration plan to the OTS District Director which describes the manner in which the institution proposes to increase its capital and the activities in which it will engage, and requires that any increase in its assets be met with a commensurate increase in tangible capital and risk-based capital. The OTS also has the authority to issue a capital directive to a savings institution that does not satisfy its minimum capital requirements. The capital directive may also specify corrective actions to be taken.

      Insurance of Accounts. The FDIC administers two separate deposit insurance funds. The Bank Insurance Fund ("BIF") insures the deposits of commercial banks and other institutions which were insured by the FDIC prior to the enactment of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") . The Savings Association Insurance Fund ("SAIF") insures the deposits of savings institutions which were insured by the Federal Savings and Loan Insurance Corporation ("FSLIC") prior to the enactment of FIRREA. The FDIC is authorized to increase deposit insurance premiums if it determines such increases are appropriate to maintain the reserves of either the SAIF or the BIF or to fund the administration of the FDIC. In addition, the FDIC is authorized to levy emergency special assessments on BIF and SAIF members.

      The FDIC has implemented a risk-based assessment system, under which an institution's insurance assessment is based on the probability that the deposit insurance fund will incur a loss with respect to the institution, the likely amount of any such loss, and the revenue needs of the deposit insurance fund. Under the risk-based assessment system, a savings institution is categorized into one of three capital categories: well capitalized, adequately capitalized, and undercapitalized. A savings institution is also categorized into one of three supervisory subgroup categories based on evaluations by the OTS.

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

      In  addition to deposit insurance assessments, the OTS  has imposed assessments and examination fees on savings institutions.
OTS  assessments for the Bank were $609 thousand  in  1997,  $611 thousand in 1996 and $603 thousand in 1995.

      The SAIF was recapitalized as part of the Economic Growth and Regulatory Paperwork Reduction Act of 1996 (the "Economic Growth Act"), which was enacted September 30, 1996. This legislation included the Deposit Insurance Funds Act of 1996 (the "DIFA") which provided for the recapitalization of the SAIF through a special assessment levied on all institutions that have SAIF-insured deposits. The Economic Growth Act provides that if the thrift charter has been eliminated by January 1, 1999 through additional legislation, then the BIF, which insures the accounts of most commercial banks, and the SAIF will be merged into the "Deposit Insurance Fund" ("DIF") of the FDIC. There is no assurance that such additional legislation will be enacted.

      The  Economic  Growth  Act also  provided  for  funding  of payments due on a bond issued by the Federal Insurance Corporation ("FICO"), the prohibition on the shifting of deposits from the SAIF to the BIF, the imposition of certain restrictions on the deposit insurance assessments that may be charged by the FDIC, and the refund of excess assessments.

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

      Liquidity. Federal regulations currently require a savings institution to maintain a monthly average daily balance of liquid assets (including cash, certain time deposits, bankers' acceptances and specified United States government, state or federal agency obligations) equal to at least 4% of: (i)the average daily balance of its net withdrawable accounts and short-term borrowings during the preceding calendar quarter or (ii)the ending balance of its net withdrawable accounts as of the end of the preceding calendar quarter. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4% to 10% of such accounts and borrowings depending upon economic conditions and the deposit flows of member institutions. On November 24, 1997, the OTS reduced this liquidity requirement to 4% from 5%. The OTS also gave institutions the option of using a quarterly average calculation or an end of quarter calculation of the liquidity base and removed the requirement of maintaining a monthly average balance of short-term liquid assets equal to at least 1% of the average daily balance of its net withdrawable accounts and short term borrowings. Monetary penalties may be imposed for failure to meet these liquidity ratio requirements. The Bank's liquidity ratio for the quarter ended December 31, 1997 was 5.13%, which exceeded the applicable requirements.

      Community Reinvestment Act. The Community Reinvestment Act ("CRA") requires each savings institution, as well as commercial banks and certain other lenders, to identify the communities served by the institution's offices and to identify the types of credit the institution is prepared to extend within those communities. The CRA also requires the OTS to assess an institution's performance in meeting the credit needs of its identified communities as part of its examination of the institution, and to take such assessments into consideration in reviewing applications with respect to branches, mergers and other business combinations, including acquisitions by savings and loan holding companies. An unsatisfactory CRA rating may be the basis for denying such an application and community groups have successfully protested applications on CRA grounds. In connection with its assessment of CRA performance, the OTS assigns CRA ratings of "outstanding," "satisfactory," "needs to improve" or "substantial noncompliance." The Bank was rated "satisfactory" in its last CRA examination, which was conducted in 1996. New CRA regulations which were enacted in late 1995 took effect starting in 1996, for examinations in 1997 and thereafter. Under the new regulations, institutions are evaluated based on: (i) performance in lending in their assessment  areas;  (ii)  the  provision  of  deposit  and  other community services in their assessment areas; and (iii) the investment in housing-related and other qualified community investments. Under the new regulations, an institution which is found to be deficient in its performance in meeting its community's credit needs may be subject to enforcement actions, including cease and desist orders and civil money penalties.

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

     Although the OTS has never prohibited the Bank from making a capital distribution, the OTS nevertheless retains the authority to prohibit any capital distribution otherwise authorized under the regulations if the OTS determines that the capital distribution would constitute an unsafe or unsound practice. The regulations also state that the capital distribution limitations apply to direct and indirect distributions to affiliates, including those occurring in connection with corporate reorganizations. Moreover, the Bank would not be permitted to pay cash dividends if it were deemed to be an "undercapitalized" institution for purposes of the "prompt corrective action" rules. At December 31, 1997, the Bank met the standards necessary to be deemed to be "well capitalized" for purposes of the "prompt corrective action" rules.

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

      Savings institutions are subject to the same loans-to-one borrower ("LTOB") restrictions that are applicable to national banks, with limited provisions for exceptions. In general, the national bank standard restricts loans to a single borrower to no more than 15% of a bank's capital and surplus, plus an additional 10% if the loan is collateralized by certain readily marketable collateral. The Bank's loans were within the LTOB limitations at December 31, 1997.

      Savings institutions and their subsidiaries are prohibited from acquiring or retaining any corporate debt security that, at the time of acquisition, is not rated in one of the four highest rating categories by at least one nationally recognized statistical rating organization. The Bank has no impermissible equity investments in its investment portfolio.

      Safety and Soundness Standards. OTS regulations contain "safety and soundness" standards covering various aspects of the operations of savings institutions. The guidelines relate to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, executive compensation, maximum ratios of classified assets to capital, and minimum earnings sufficient to absorb losses without impairing capital. If the OTS determines that a savings institution has failed to meet the safety and soundness standards, it may require the institution to submit to the OTS, and thereafter comply with, a compliance plan acceptable to the OTS describing the steps the institution will take to attain compliance with the applicable standard and the time within which those steps will be taken.

     Federal regulations contain a number of measures intended to promote early identification of management problems at depository institutions and to ensure that regulators intervene promptly to require corrective action by institutions. The Bank's annual management report on the effectiveness of internal control standards and compliance with certain designated laws will be made available in March of 1998.

      Prompt Corrective Action. The "prompt corrective action" regulations require insured depository institutions to be classified into one of five categories based primarily upon capital adequacy, ranging from "well capitalized" to "critically undercapitalized." These regulations require, subject to certain exceptions, the appropriate federal banking agency to take "prompt corrective action" with respect to an institution which becomes "undercapitalized" and to take additional actions if the institution becomes "significantly undercapitalized" or "critically undercapitalized."

      Only "well capitalized" institutions may obtain brokered deposits without a waiver. An "adequately capitalized" institution can obtain brokered deposits only if it receives a waiver from the FDIC. An "undercapitalized" institution may not accept brokered deposits under any circumstances. The Bank met the "well-capitalized" standards throughout 1997 and was eligible to accept brokered deposits without a waiver.

      Qualified Thrift Lender Test. In general, the QTL test requires that 65% of an institution's portfolio assets be invested in "qualified thrift investments" (primarily loans, securities and other investments related to housing), measured on a monthly average basis for nine out of every 12 months on a rolling basis. Any savings institution that fails to meet the QTL test must either convert to a bank charter or become subject to national bank-type restrictions on branching, business activities, and dividends, and its ability to obtain FHLB advances is affected. The Bank met the QTL test at December 31, 1997, with 96% of its portfolio assets comprised of "qualified thrift investments."

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

      Federal Reserve System. Federal Reserve Board regulations require savings institutions to maintain non-interest bearing reserves against their transaction accounts. The reserve for transaction accounts as of December 31, 1997 was 3% of the first $44.9 million of such accounts and 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) of the balance of such accounts. The Bank is in compliance with these requirements.

     Taxation. The Company, the Bank and its subsidiaries file a consolidated federal income tax return on a calendar year basis using the accrual method. The maximum marginal federal tax rate is currently 35%.

      In August 1996, the Small Business Job Protection Act (the "Act") was signed into law. One provision of the Act repealed the reserve method of accounting for bad debts for savings institutions effective for taxable years beginning after 1995. Therefore, the Bank used the specific charge-off method in filing its 1996 federal tax return and will use this method in filing its 1997 federal tax return.

     The Bank may be required to recapture its "applicable excess reserves", if its federal tax bad debt reserves are in excess of its base year reserve amount described above. As of December 31, 1997, the Bank had no applicable excess reserves. The base year reserves will be subject to recapture and the Bank could be required to recognize a tax liability if: (1) the Bank fails to qualify as a "bank" for federal income tax purposes; (2) certain distributions are made with respect to the stock of the Bank; (3) the bad debt reserves are used for any purpose other than to absorb bad debt losses; or (4) there is a change in federal tax law. The enactment of this legislation has not and is not expected to have a material impact on the Bank's operations or financial position.

      In 1995, the Bank was allowed an addition to its tax bad debt reserves under the experience method equal to the amount necessary to bring the tax reserve balance to the level that was established at December 31, 1987. In accordance with the Tax Reform Act of 1986, the Bank was generally able to maintain the balance of its tax reserve at the December 31, 1987 level, even if the result would have been less using the experience method.
If the Bank had failed the 60% qualifying asset test, it would not have been permitted to calculate its bad debt deductions under the reserve method.

      For state tax purposes, the Bank is allowed an addition to its tax bad debt reserves in an amount necessary to fill up to its tax reserve balance calculated using the experience method.

      To the extent that distributions by the Bank to the Company that are permitted under federal regulations exceed the Bank's earnings and profits (as computed for federal income tax purposes), such distributions would be treated for tax purposes as being made out of the Bank's excess bad debt reserve and would thereby constitute taxable income to the Bank in an amount equal to the lesser of the Bank's excess bad debt reserve or the amount which, when reduced by the amount of income tax attributable to the inclusion of such amount in gross income, is equal to the amount of such distribution. At December 31, 1997, the Bank's excess bad debt reserve was zero. At December 31, 1997, the Bank's earnings and profits (as computed for federal income tax purposes) were approximately $170.1 million.

     At December 31, 1997, the Bank had $35.9 million in deferred tax assets. No valuation allowance was established because management believes that it is more likely than not that the deferred tax assets will be realized. Deferred tax liabilities totaled $37.7 million at December 31, 1997.

      The Bank is subject to an alternative minimum tax if such tax is larger than the tax otherwise payable. Generally, alternative minimum taxable income is a taxpayer's regular taxable income, increased by the taxpayer's tax preference items for the year and adjusted by computing certain deductions in a special manner which negates the acceleration of such deductions under the regular tax. The adjusted income is then reduced by an exemption amount and is subject to tax at a 20% rate. The excess of the addition to the bad debt reserve computed under the percentage of taxable income method over the increase in the reserve calculated on the basis of actual experience is an item of tax preference. No alternative minimum taxes were applicable to the Bank for tax years 1997, 1996 or 1995.

      California tax laws have generally conformed to federal tax laws since several provisions of the Tax Reform Act of 1986 were adopted in September 1987.

     For California franchise tax purposes, federal savings banks are taxed as "financial corporations" at a rate 2% higher than that applicable to non-financial corporations because of exemptions from certain state and local taxes. The tax rates for 1997, 1996 and 1995 were 10.84%, 11.30% and 11.30%, respectively.
The Franchise Tax Board ("FTB") has not yet announced a rate for 1998.

      During 1997, the Internal Revenue Service ("IRS") completed its examination of the Company's consolidated federal income tax returns for tax years up to and including 1992. The adjustments made by the IRS related to temporary differences as to the recognition of certain taxable income and expense items. While the Company had provided deferred taxes for federal and state purposes, the changes in the period of recognition of certain income and expense items resulted in interest due to the IRS and FTB. As a result, the Company paid $7.4 million in interest to the IRS and FTB during 1997 and accrued an additional $210 thousand in interest during 1997. During 1996, the Company recorded a net reversal of $5.1 million in accrued interest. Interest expense of $3.5 million was accrued during 1995. The remaining $1.4 million in accrued interest as of December 31, 1997 is for interest due with amended returns which have not yet been filed.

ITEM 2--PROPERTIES

      At December 31, 1997, the Bank owned the building and land for seven of its branch offices, owned the building but leased the land for three additional offices, and leased its remaining offices. Properties leased by the Bank include its home and executive offices located in a 12-story office tower in downtown Santa Monica and a general services and corporate operations office building in Santa Monica. FFC does not lease or own properties. For information concerning rental obligations, see
Note 6 of the Notes to Consolidated Financial Statements.

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

      (b)   Holders.  As of February 13, 1998,  the  Company  had
10,592,318 shares of its common stock outstanding, representing approximately 957 record stockholders, which total does not include the number of stockholders whose shares are held in street name.

      (c) Dividends. As a publicly traded company, the Company has no history of dividend payments on its common stock. However, the Company may in the future adopt a policy of paying dividends, depending on its net earnings, financial position and capital requirements, as well as regulatory restrictions, tax consequences and the ability of the Company to obtain a dividend from the Bank for payment to stockholders. OTS regulations limit amounts that the Bank can pay as a dividend to the Company. No dividend may be paid if the Bank's net worth falls below regulatory requirements. (See "Business - Summary of Material Legislation and Regulations" for other regulatory restrictions on dividends.) Within these regulations, the Board of Directors of the Bank declared and paid $5.9 million in dividends during 1997, 1996 and 1995. These dividends enabled the Company to service the $50 million in Notes due October 2004.

      The  ability  of  the  Company to  pay  dividends  is  also restricted by the covenants contained in its Indenture pertaining
to  $50  million  in  Notes due October 2004.   See  "Business  -
Borrowings."

ITEM 6--SELECTED FINANCIAL DATA

     Selected financial data for the Company is presented below:

            FIRSTFED FINANCIAL CORP. AND SUBSIDIARY
          FIVE YEAR CONSOLIDATED SUMMARY OF OPERATIONS

                                               1997          1996          1995          1994          1993
                                            ------------------------------------------------------------------
                                                     (Dollars In Thousands, Except per Share Data)


For the Year Ended December 31:
   Interest  income                         $  299,220    $  297,178    $   301,735   $  235,424    $  229,445
   Interest  expense                           204,226       198,031        224,077      157,655       131,616
   Net  interest income                         94,994        99,147         77,658       77,769        97,829
   Provision  for loan losses                   20,500        35,155         28,376       85,700        67,679
   Other  income                                10,218        10,915          8,725       11,264        12,054
   Non-interest  expense                        44,151        59,175         45,903       45,496        45,298
  Earnings (loss) before
    income  taxes (benefit)                     40,561        15,732         12,104      (42,163)       (3,094)
    Income  taxes  (benefit)                    17,461         7,488          5,569      (17,699)       (1,046)
    Net   earnings  (loss)                      23,100         8,244          6,535      (24,464)       (2,048)
  Basic earnings (loss)
    per  share                                    2.19          0.78           0.62        (2.32)        (0.20)
  Diluted earnings (loss)
    per  share                                    2.15          0.78           0.61        (2.32)        (0.20)
End of Year:
  Loans receivable                           3,145,164     3,048,469      3,059,780    3,072,309     2,715,063
   Mortgage-backed  securities                 676,058       746,006        843,819      830,715       717,056
   Investment  securities                       48,910        58,909         67,813       74,654        95,063
    Total  assets                            4,160,115     4,143,852      4,139,737    4,157,414     3,661,117
     Deposits                                1,943,647     1,957,448      2,205,036    2,298,914     2,305,480
     Borrowings                              1,941,670     1,940,482      1,666,943    1,604,821     1,093,149
    Liabilities                              3,937,328     3,949,302      3,943,446    3,972,727     3,452,825
   Stockholders'  equity                       222,787       194,550        196,291      184,687       208,292
   Book  value per share                         21.04         18.48          18.49        17.42         19.78
Selected Ratios:
   Return on average assets                       0.56%         0.20%          0.16%       (0.64)%       (0.06)%
   Return on average equity                      11.25%         4.22%          3.47%      (12.78)%       (1.01)%
  Ratio of non-performing
     assets to total assets                       0.96%         1.78%          2.33%        2.23%         3.23%
Other Data:
  Number of Bank full service
     branches                                       24            25             25           25            24

      Also see summarized results of operations on a quarterly basis for 1997, 1996 and 1995 in Note 15 of the Notes to Consolidated Financial Statements.

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

      Net earnings of $23.1 million or $2.15 per share were recorded in 1997, compared to net earnings of $8.2 million or $0.78 per share in 1996 and $6.5 million or $0.61 per share in 1995. All per share amounts are presented on a diluted basis. The Company's results over the last three years have continued to improve as Southern California has recovered from the economic recession of the early 1990's. Loan charge-offs declined to $12.1 million in 1997 compared to $37.5 million in 1996 and $39.7 million in 1995. In addition, transfers to valuation allowances for impaired loans declined to $7.3 million in 1997 compared to $11.4 million in 1996 and $21.4 in 1995.

      Certain key financial ratios for the Company are presented below:

                                                                        Average
                                  Return on          Return on         Equity to
                                   Average            Average           Average
                                   Assets             Equity             Assets
                                   ---------------------------------------------

                1997                .56%              11.25%             4.95%
                1996                .20                4.22              4.61
                1995                .16                3.47              4.49
                1994               (.64)             (12.78)             4.97
                1993               (.06)              (1.01)             5.61


      Core earnings reflect the Company's results from basic operations and were $60.6 million in 1997, $60.5 million in 1996 and $45.6 million in 1995. Core earnings are defined as net interest income before provision for loan losses plus other income (excluding gain on sale of loans and securities) less non-interest expense. Non-recurring items are excluded from core earnings. Core earnings increased in 1997 compared to 1996 and in 1996 compared to 1995 due to decreased levels of non-performing assets and interest rates.

      Non-performing assets (primarily loans 90 days past due or in foreclosure plus foreclosed real estate) decreased to $40.1 million or 0.96% of total assets at December 31, 1997 compared to $73.9 million or 1.78% of total assets at December 31, 1996 and $96.6 million or 2.33% of total assets at December 31, 1995. The decreasing trend in non-performing assets over the last two years is due to a lower balances of delinquent loans and foreclosed properties of all collateral types.

      At December 31, 1997, the Bank's regulatory risk-based capital ratio was 12.29% and the tangible and core capital ratios were 6.28%. The Bank met the regulatory capital standards to be deemed "well-capitalized" at December 31, 1997.

     The Bank's deposits are insured by the SAIF up to a maximum of $100,000 for each insured depositor. In the third quarter of 1996, legislation was enacted by Congress which included a one-time assessment for SAIF members such as the Bank. Accordingly, the Bank recorded an accrual for the one-time assessment, net of tax, of $8.7 million during the third quarter of 1996 (based on its level of insured deposits at March 31, 1995). The one-time assessment was paid during the fourth quarter of 1996. The Bank's FDIC insurance premiums decreased to $1.9 million in 1997 compared to $5.4 million in 1996 due to a drop in the assessment rate to 9.3 basis points from 23 basis points after the payment of the special assessment.

Risks and Uncertainties

      In the normal course of business, the Company encounters two significant types of risk: economic risk and regulatory risk.

                                           ECONOMIC RISK

     There are two main components of economic risk: credit risk and market risk (which includes interest rate risk.)

     Credit Risk

      Credit risk is the risk of default in the Company's loan portfolio that results from a borrower's inability to make contractually required payments. See "Loan Loss Provisions" and "Non-performing Assets." The determination of the allowance for loan losses and the valuation of real estate collateral is based on estimates that are susceptible to changes in the economic environment and market conditions. Management believes that the allowance for loan losses as of December 31, 1997 was adequate based on information available at that time. A downward turn in the current economic climate could increase the likelihood of losses due to credit risks. This could create the need for additional loan loss provisions.

     Market Risk

     Market risk is the risk of loss from unfavorable changes in market prices and interest rates. The Bank's market risk arises primarily from the interest rate risk inherent in its lending and deposit taking activities. See "Asset Liability Management" for additional information relating to market risk.

                                        REGULATORY RISK

      Regulatory risk is the risk that the regulators will reach different conclusions than management regarding the financial position of the Company. The OTS examines the Bank's financial results annually. The OTS reviews the allowance for loan losses and may require the Bank to adjust the allowance based on information available at the time of their examination.

                                           OTHER RISKS

     Year 2000 Issue

      The Year 2000 issue arises because most computer hardware and software was developed without considering the impact of the upcoming change in the century. These computers have only a two digit field for the date which could change to the year 00 after 1999. The 00 in this case could denote the Year 1900 causing computer applications to create erroneous results or to fail to make a calculation.

      Early in 1997, the Bank developed a process for addressing the Year 2000 issue for the Bank's major computer systems and applications. An internal committee was formed to address the issue and a formal project plan was developed.

      The Bank's major computer applications are owned and operated by third party vendors. Therefore, the Bank's challenge is to ensure that its vendors are compliant or have plans to become compliant before the Year 2000. Because the Bank had plans to convert its major data processing systems to new systems during 1997 and 1998, requirements for Year 2000 compliance have been made a part of all new contracts.
Contractual arrangements with the Bank's major data processing vendors provide for representations and warranties regarding Year 2000 compliance, regular monitoring of the vendors' Year 2000 project, substantial system compliance by the end of 1998, and testing and verification in early 1999.

      Other vendors using computer-related date fields were surveyed to determine the level of compliance with Year 2000 issues and their plans to rectify any problems. All vendors were requested to reach compliance by the first quarter of 1999. This should allow sufficient time for the Bank to test system compliance and determine the appropriate action based on the results.

      The Bank is developing contingency plans to cover the possibility that certain vendors may be unable to become compliant within the required time frame. Depending on a particular situation, the Bank will develop a process by which it will determine whether to retain or discontinue the business relationship with the vendor. This decision will be based on the impact of the particular non-compliance on the Bank's operations, the vendor's projected time frame for achieving compliance, and the cost to upgrade, replace or purchase the required software or hardware.

      Because of the third party nature of its major data processing relationships, the Bank is not expected to bear any programming cost of making its systems Year 2000 compliant. The Bank's major cost of Year 2000 compliance is related to staff and management time spent planning, monitoring and testing the systems, which is not expected to be a significant cost. Therefore, Year 2000 issues are expected to have an immaterial impact on the Company's results of operations, liquidity and capital expenditures.

     Inflation

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

     Pending Lawsuits

     The Bank has been named as a defendant in various lawsuits, none of which is expected to have a materially adverse effect on the Company.

                     COMPONENTS OF EARNINGS

 Net Interest Income

      Net interest income is the primary component of the Company's earnings. The chief determinants of net interest income are the dollar amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid thereon. The greater the excess of average interest-earning assets over average interest-bearing liabilities, the more beneficial the impact on net interest income. The excess of average interest-earning assets over average interest-bearing liabilities was $109.9 million in 1997, $92.9 million in 1996 and $63.1 million in 1995. The increase over the last two years was due to improved net earnings and a continued improvement in asset quality.

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

      The following table sets forth the components of interest-earning assets and liabilities, the excess of interest-earning assets over interest-bearing liabilities, the yields earned and rates paid and net interest income for the periods indicated:

                                                   1997          1996          1995
                                                 --------------------------------------
                                                       (Dollars In Thousands)

Average loans and mortgage-backed
 securities (1)                                  $3,811,179    $3,806,979    $3,940,247
Average investment securities                       160,224       165,710       176,131
                                                 ----------    ----------    ----------
Average interest-earning assets                   3,971,403     3,972,689     4,116,378
                                                 ----------    ----------    ----------
Average savings deposits                          1,972,860     2,135,688     2,245,178
Average borrowings                                1,888,662     1,744,091     1,808,072
                                                 ----------    ----------    ----------
Average interest-bearing liabilities              3,861,522     3,879,779     4,053,250
                                                 ----------    ----------    ----------
Excess of interest-earning assets over
 interest-bearing liabilities                    $  109,881    $   92,910    $   63,128
                                                 ==========    ==========    ==========

Yields earned on average interest
 earning assets                                        7.40%         7.36%         7.23%
Rates paid on average interest-
 bearing liabilities                                   5.27          5.25(3)       5.51
Net interest rate spread                               2.13          2.11          1.72
Effective net spread                                   2.28          2.24          1.80
Total interest income (2)                        $  293,931    $  292,564    $  297,683
Total interest expense (2)                          203,434       203,633(3)    223,501
                                                 ----------    ----------    ----------
Net interest income                              $   90,497    $   88,931(3) $   74,182
                                                 ==========    ==========    ==========

----------
1 Non-accrual loans were included in the average dollar amount of loans outstanding, but no income was recognized during the period that each such loan was on non-accrual status.
2 Dividends on FHLB stock and miscellaneous interest income and expense were not considered in this analysis.
3Excludes the effect of the IRS accrued interest reversal.

      The yield on earning assets increased slightly to 7.40% in 1997 from 7.36% in 1996 due to a decline in non-performing assets. This was offset by an 8 basis point decrease in the COFI Index which determines the yield on over 95% of the Bank's loan portfolio. The Bank's cost of funds increased by 2 basis points in 1997 compared to 1996 due to the more extensive use of borrowings which cost more than deposits. The increase in net interest spread from 1995 to 1996 was also due to improved asset quality, offset by the increased cost deposits and borrowings.

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

                                                     Year Ended                     Year Ended
                                                 December 31, 1997               December 31, 1996
                                                       Versus                         Versus
                                                 December 31, 1996               December 31, 1995
                                             --------------------------      ---------------------------
                                                   Change  Due To                  Change Due To
                                             --------------------------      ---------------------------
                                             Rate     Volume      Total      Rate      Volume      Total
                                             --------------------------      ---------------------------
                                                              (Dollars  In Thousands)
Interest Income:
  Loans and mortgage-backed
   securities                               $ 1,867    $  312    $2,179      $(9,851)   $ 5,054    $(4,797)
  Investments                                  (505)     (307)     (812)        (590)       268       (322)
                                            -------    ------    ------      -------     ------    -------
    Total interest income                     1,362         5     1,367      (10,441)     5,322     (5,119)
                                            -------    ------    ------      -------     ------    -------

Interest Expense:
  Deposits                                   (1,137)   (7,671)   (8,808)      (5,245)    (2,308)    (7,553)
  Borrowings (1)                                141     8,468     8,609       (8,116)    (4,199)   (12,315)
                                            -------     -----     -----      -------     ------    -------
    Total interest expense                     (996)      797      (199)     (13,361)    (6,507)   (19,868)
                                            -------     -----     -----      -------     ------    -------

    Change in net
     interest income                        $ 2,358    $ (792)   $1,566       $2,920    $11,829    $14,749
                                            =======    ======    ======       ======    =======    =======

1 Excludes the IRS interest reversal.

Note: Changes in rate/volume (change in rate multiplied by the change in average volume) have been allocated to the change in rate or the change in volume based upon the respective percentages of the combined totals. Dividends on Federal Home Loan Bank stock and miscellaneous interest income and expense were not considered in this analysis.

Interest Rate Spreads and Yield on Average Interest-Earning Assets

                                                                 Year Ended December  31,
                                      1997              1996             1995              1994              1993
                                ---------------   ---------------   ---------------   ---------------   ---------------
                                During   End of   During   End of   During   End of   During   End of   During   End of
                                Period   Period   Period   Period   Period   Period   Period   Period   Period   Period


Weighted average yield
 on loans and mortgage-
 backed   securities            7.49%    7.48%    7.44%    7.47%    7.31%    7.63%    6.25%    6.50%    6.64%    6.20%
Weighted average yield
 on  investment  portfolio(1)   5.40     6.06     5.71     5.98     5.56     5.15     5.00     5.08     4.70     5.16
Weighted average yield
 on all interest-earning
  assets                        7.40     7.42     7.36     7.45     7.23     7.59     6.20     6.47     6.56     6.17
Weighted average rate
  paid on deposits              4.70     4.66     4.76     4.67     4.86     4.89     3.85     4.49     3.76     3.60
Weighted average rate
 paid on borrowings and
   FHLB  advances               5.86     5.91     5.85(4)  5.77     6.32     6.11     4.93     6.04     4.09     3.99
Weighted average rate
 paid on all interest-
  bearing liabilities           5.27     5.28     5.25     5.22     5.51     5.41     4.27     5.12     3.89     3.73
Effective net spread(2)         2.28              2.24              1.80              1.99              2.77
Interest rate spread(3)         2.13     2.14     2.11%    2.23%    1.72%    2.18%    1.93%    1.35%    2.67%    2.44%

----------
1   Dividends on FHLB stock and miscellaneous interest income were not considered in this analysis.
2   Net  interest  income  (the difference in the  dollar  amounts  of interest earned and paid) divided by average interest-earning assets. 3 Weighted average yield on all interest-earning assets less weighted average rate paid on all interest-bearing liabilities.
4  Excludes effect of IRS accrued interest reversal.

Loss Provision

      The  Company recorded $20.5 million in loan loss provisions during 1997, 42% less than the $35.2 million recorded in 1996 and
$28.4  million  in  1995.   The Southern California  real  estate
markets continued to improve during 1997.

      The Bank has a policy of providing for general valuation allowances, unallocated to any specific loan, but available to offset any future loan losses. The allowance is maintained at an amount that management believes adequate to cover estimable and probable loan losses. The general valuation allowance, excluding the general valuation allowance for loans sold with recourse, totaled $61.2 million and $54.9 million at December 31, 1997 and December 31, 1996, respectively. The increase in general valuation allowances from 1996 to 1997 is a result of a decrease in loan charge-offs. In addition, the Bank provided a $7.3 million provision for losses on the impaired loan portfolio. Loan charge-offs decreased from 0.99% of average loans outstanding in 1996 to 0.32% of average loans outstanding in
1997. The Company also maintains valuation allowances for impaired loans and loans sold with recourse. See "Allowances for Loan Losses." Management performs regular risk assessments of the Bank's loan portfolio to maintain appropriate general valuation allowances.

      Additional loan loss provisions may also be required to the extent that charge-offs are recorded against the valuation allowance for impaired loans or the general valuation allowance. Loan charge-offs decreased to $12.1 million in 1997 from $37.5 million in 1996 and $39.7 million in 1995. Charge-offs result from declines in the value of the underlying collateral of the non-performing loans.

  Non-interest Income

      Loan servicing and other fees were $6.2 million in 1997, $6.4 million in 1996 and $6.1 million in 1995. Increased fees earned from loans brokered to other lenders were offset by decreased fees on loans serviced for other lenders during 1997. The increased fees in 1996 compared to 1995 were primarily the fees earned on loans brokered to other lenders.

      Gain (loss) on sale of loans increased to $652 thousand in 1997, compared with $253 thousand in 1996 and a loss of $1.6 million in 1995. The increased gains from 1996 to 1997 were the result of cash gains and fees recognized on sales of loans originated by the Bank's new originaton unit, "Lend FFB." The loss in 1995 resulted from a $2.1 million provision for losses on loans that had been sold with recourse in prior years.

      Real estate operations resulted in a net gain of $20 thousand compared to gains of $1.2 million in 1996 and $2.0 million in 1995. The amounts for 1997 and 1996 include $1.6 million and $745 thousand, respectively in provisions for losses on real estate. Gains from real estate operations generally result from the recovery of excess valuation allowances upon the sale of foreclosed properties. The Bank normally sells foreclosed properties within a few months after acquisition.

      Other operating income, which increased to $3.3 million in 1997 from $3.0 million in 1996 and $2.2 million in 1995 consists primarily of fees earned for services provided in the retail savings branches. Fees earned by retail savings branches increased due to management's efforts to improve fee income, commissions on the sale of alternative investments and additional fees earned from off-site ATMs.

 Non-interest Expense

      The ratio of non-interest expense to average total assets for 1997 was 1.06%, consistent with the ratio for 1996 after excluding the additional cost of the SAIF special assessment. The ratio for 1995 was 1.10%. Including the SAIF assessment, the ratio of non-interest expense to average total assets was 1.43% for 1996.

      Salary and benefit costs increased 4% in 1997 compared to 1996 due to incentive costs and retirement benefits. Incentive costs were higher due to the Bank's increase in loan originations. Retirement benefits increased due to the promotion of an individual who will be included in the Bank's
SERP and the establishment of a 401(k) Plan for the Bank's employees. Salary and benefit costs decreased 5% in 1996 compared to 1995 due to decreased salary and benefit costs primarily due to attrition.

     Occupancy expense increased 9% in 1997 compared to 1996 due primarily to the additional costs and depreciation expense associated with the Bank's new loan origination system and call center. Occupancy expense was substantially unchanged in 1996 compared to 1995.

      Other operating expenses increased 21% during 1997 and consist primarily of costs associated with the upcoming data processing conversion and an increase in legal expenses. Other operating expenses decreased 2% in 1996 compared to 1995 due primarily to lower insurance and data processing charges.

      Advertising expense increased by 18% in 1997 compared to 1996 due to additional brand advertising and increased advertising for Lend FFB. Advertising expense increased by 29% in 1996 compared to 1995 due to the cost of new marketing initiatives related to retail deposit acquisition.

      Federal deposit insurance decreased in 1997 compared to 1996 due to a drop in the deposit insurance rate from 0.26% to 0.093% as a result of the Economic Growth Act and a decline in total deposits. Excluding the $15.0 million special SAIF assessment, deposit insurance decreased in 1996 compared to 1995 due to a decline in deposits and a $268 thousand refund received in the fourth quarter of 1996 as a result of an assessment rate reduction.

The following table details the components of non-interest expense for the periods indicated:


                                                        Non-Interest Expense
                                                      Year  Ended  December 31,
                                       -------------------------------------------------------
                                         1997       1996        1995        1994        1993
                                       -------------------------------------------------------
                                                         (Dollars In Thousands)
Salaries and Employee Benefits:
       Salaries                        $15,413     $15,749     $16,436     $16,887     $16,557
   Incentive compensation                  883         556         899       1,363       1,425
   Payroll taxes                         1,371       1,389       1,400       1,498       1,388
   Employee benefit insurance            1,048       1,137       1,180       1,225       1,332
   Bonus compensation                    1,100       1,000       1,001         300         633
    Profit sharing                         501         500         500         200         200
   Pension                                   -         241         436         481         468
    SERP                                   628         506         408         471         434
    401(k)                                 392           -           -           -           -
     Other  salaries  and  benefits      1,404         850         785         309         443
                                        22,740      21,928      23,045      22,734      22,880
Occupancy:
   Rent                                  4,351       4,270       4,250       4,246       3,898
    Equipment                            1,336         959         885       1,246       1,285
    Maintenance costs                      450         477         460         594         741
   Other occupancy                         741         583         663         600         892
                                         6,878       6,289       6,258       6,686       6,816
Other Operating Expense:
    Insurance                              345         381         528         748         570
    Goodwill                               839         915         996         996         650
     Data   processing                   1,043         945       1,012       1,094         895
    Contributions                          412         401         341         412         591
    Professional services                1,682         832         777         732         799
    Supervisory exam                       610         611         603         547         531
    Other  operating costs               4,935       4,086       4,110       4,424       4,458
                                         9,866       8,171       8,367       8,953       8,494
Federal Deposit Insurance:
   Deposit insurance premiums            1,872       5,418       6,400       5,151       4,622
    SAIF  special assessment                 -      15,007           -           -           -
                                         1,872      20,425       6,400       5,151       4,622

   Advertising                           2,795       2,362       1,833       1,972       2,486
        Total                          $44,151     $59,175     $45,903     $45,496     $45,298

   Non-interest expense as
    % of average assets                   1.06%       1.43%(1)    1.10%       1.18%       1.26%

1 The ratio for 1996 includes the special SAIF assessment. Excluding the SAIF assessment, the ratio would have been 1.06%.

                        BALANCE SHEET ANALYSIS

      Consolidated assets at the end of 1997 were $4.2 billion, representing a slight increase from $4.1 billion at the end of 1996 and 1995. Asset growth during 1997 was attributable to growth in the loan portfolio due to a 59% increase in loan originations. Loan sales during 1997 were $52.4 million in 1997 compared to $24.1 million in 1996. Increased loan originations during 1996 were largely offset by loan payoffs and sales during the year.

 Loan Portfolio

      At the end of 1997, 96% of the Bank's loan portfolio was adjustable based on monthly changes in the Eleventh District Federal Home Loan Bank Cost of Funds Index. As part of its asset-liability management strategy, the Bank has maintained the level of adjustable loans in its portfolio at over 90% for over ten years. Management believes that the high level of adjustable rate mortgages will help insulate the Bank from fluctuations in interest rates, notwithstanding the several month lag between a change in its monthly cost of funds and a corresponding change in its loan yields. See "Asset - Liability Management."

      The Board of Directors has authorized the origination of fixed-rate loans, which feature initial fixed interest rates for 3, 5 or 7 years and thereafter become adjustable, up to an aggregate limit of $120 million. Management believes that the limited origination of fixed-rate loans will enhance the Company's overall return on assets and improve loan originations in this economy.

      In 1997 and 1996, the Bank through its lending division, FirstFed Mortgage Services, placed $22.8 million and $19.1 million, respectively in mortgages with other lenders under fee arrangements, which amount is not included in loan originations. In 1997, loans made on the security of single family properties (one to four units) comprised 89% of the dollar amount of new loan originations; loans made on the security of multi-family properties comprised 10% of new originations; and loans made on the security of commercial real estate properties comprised 1% of new originations. No construction loans and an insignificant amount of consumer loans were originated in 1997. Adjustable rate mortgages comprised 85% of new loan activity during 1997 compared to 94% in 1996.

      The following table details loan originations by loan type for the periods indicated:

                                                      Loan Originations by Type
                                                        Year Ended December 31,
                                            -----------------------------------------------------
                                               1997       1996       1995       1994       1993
                                            -----------------------------------------------------
                                                        (Dollars  In Thousands)

Single  Family  (one to four units)         $430,223   $239,866   $237,508   $734,438    $499,560
Multi-Family                                  48,033     57,414     55,832    164,788     236,211
Commercial                                     2,551      5,568      4,881      9,858       9,638
Other                                            444          -      1,031        230         419
                                            --------   --------   --------   --------    --------
      Total                                 $481,251   $302,848   $299,252   $909,314    $745,828
                                            ========   ========   ========   ========    ========

      Loans originated upon the sale of the Bank's real estate owned were $31.6 million or 7% of total originations in 1997. $1.0 million of these loans were originated based on the security of single family properties, $29.8 million were originated based on the security of multi-family properties and $759 thousand were based on the security of commercial properties.

      From time-to-time, the Bank converts loans into mortgage-backed securities for use in securitized borrowings (reverse repurchase agreements) No loans were converted into mortgage-backed securities during 1997 or 1996. $59.7 million of loans were converted into mortgage-backed securities in 1995. Securitized loans have a lower risk weighting for regulatory risk-based capital purposes. In exchange for the enhanced credit risk associated with mortgage-backed securities, the Bank pays guarantee fees to FHLMC and/or FNMA.

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

      To date, the Bank's foreclosure experience on loans with negative amortization has been no different from that on the fully-amortizing portfolio. The amount of negative amortization recorded by the Bank decreases in periods of declining interest rates and increases during periods of increasing interest rates. The balance of negative amortization on all loans serviced by the Bank was $13.9 million at December 31, 1997 compared to $11.0 million at December 31, 1996 and $6.7 million at December 31, 1995.

      The Bank does not normally lend in excess of 90% of the appraised collateral value on adjustable mortgage loans ("AMLs"). Where the Bank does lend in excess of 90% of the appraised value, additional fees and rates are charged. Mortgage insurance is required on loans in excess of 80% or premium rates and/or fees are charged if the mortgage insurance requirement is waived. Subsequent to the origination of a loan, the Bank may purchase private mortgage insurance with its own funds. Loans originated under this program for which there is no private mortgage insurance totaled $163.8 million at December 31, 1997 compared to $122.5 million at December 31, 1996 and $132.5 million at December 31, 1995. See "Business - Interest Rates, Terms and Fees."

  Loan Composition

      Loans based on the security of single family properties (one to four units) comprise the largest category of the Bank's loan portfolio (including mortgage-backed securities). The loan portfolio also includes loans secured by multi-family and commercial properties. At December 31, 1997, approximately 62% of the loan and mortgage-backed securities portfolio consisted of first liens on single family properties. First liens on multi-family properties comprised approximately 32% of the portfolio, and first liens on commercial properties represented approximately 5% of the portfolio.

       Multi-family and commercial real estate loans are considered more susceptible to market risk than single family loans and higher interest rates and fees are charged to borrowers for these loans. Approximately 10% of loan originations in 1997 were multi-family loans compared to 19% during both 1996 and 1995. Multi-family loans originated upon the sale of REO were approximately 6%, 16% and 14% of total loan originations during 1997, 1996 and 1995, respectively.

      The Bank also has loss exposure on certain loans sold with recourse. These loans are substantially all secured by multi-family properties. Loans sold with recourse totaled $218.1 million as of December 31, 1997, $230.8 million as of December 31, 1996 and $247.6 million as of December 31, 1995. Although no longer owned by the Bank, these loans are combined with the Bank's loan portfolio for purposes of computing general valuation allowances and measuring risk exposure for regulatory capital purposes. Under the Bank's current policy, it no longer enters into loans sold with recourse agreements.

      The following table sets forth the composition of the Bank's portfolio of loans and mortgage-backed securities for each of the last five years:


                                                              Loan Portfolio Composition
                                                                    December  31,
                                             ------------------------------------------------------------------
                                                1997          1996          1995          1994          1993
                                             ------------------------------------------------------------------
                                                                (Dollars  In Thousands)
REAL ESTATE LOANS:
 First trust deed residential loans:
   One unit                                  $1,450,433    $1,279,267    $1,221,927    $1,192,251    $  862,340
   Two to four units                            351,175       342,230       351,942       350,718       340,035
   Five or more units                         1,217,577     1,277,634     1,344,866     1,357,251     1,298,794
                                             ----------    ----------    ----------    ----------    ----------
Residential  loans                            3,019,185     2,899,131     2,918,735     2,900,220     2,501,169
OTHER REAL ESTATE LOANS:
   Commercial and industrial                    196,575       210,953       221,982       246,340       245,387
   Second trust deeds                            15,441        17,497         2,213        20,401        24,606
    Other                                         6,303         2,137         3,157         4,793         5,861
                                             ----------    ----------    ----------    ----------    ----------
     Real estate loans                        3,237,504     3,129,718     3,146,087     3,171,754     2,777,023
NON-REAL ESTATE LOANS:
   Manufactured housing                           1,154         1,480         1,938         2,439         2,763
   Deposit accounts                               1,644         1,042         1,104         1,301         1,086
   Consumer                                         185           236           359           506           964
                                             ----------    ----------    ----------    ----------    ----------
     Loans receivable                         3,240,487     3,132,476     3,149,488     3,176,000     2,781,836
     LESS:
   General valuation allowance                   61,237        54,900        42,876        55,353        46,900
  Valuation allowances -
   impaired loans                                 9,775        12,350        26,101        23,887             -
   Unrealized  loan fees                         24,311        16,757        20,731        24,451        19,273
                                             ----------    ----------    ----------    ----------    ----------
     Net loans receivable                     3,145,164     3,048,469     3,059,780     3,072,309     2,715,663
FHLMC AND FNMA MORT-
 GAGE-BACKED SECURITIES:
  Secured by single family
     dwellings                                  657,342       715,286       810,980       794,126       678,884
  Secured by multi-family
     dwellings                                   18,716        20,189        24,468        27,191        29,399
                                            -----------    ----------    ----------    ----------    ----------
     Mortgage-backed securities                 676,058       735,475       835,448       821,317       708,283
                                            -----------    ----------    ----------    ----------    ----------
       TOTAL                                $ 3,821,222    $3,783,944    $3,895,228    $3,893,626    $3,423,946
                                            ===========    ==========    ==========    ==========    ==========

                                       39


                        ASSET QUALITY


 Asset Quality Ratios


      The following table sets forth certain asset quality ratios of the Bank for the periods indicated:

                                                                    December 31,
                                                      ------------------------------------------
                                                       1997     1996     1995     1994     1993
                                                      ------------------------------------------

Non-performing  Loans  to Loans Receivable(1)           .91%    1.89%    2.44%    2.39%    3.28%
Non-performing  Assets  to  Total Assets(2)             .96%    1.78%    2.33%    2.23%    3.23%
Loan Loss Allowances to Non-performing
   Loans(3)                                          193.38%   94.27%   65.62%   78.27%   52.23%
General Loss Allowances to Assets
    with  Loss  Exposure(4)                            1.86%    1.73%    1.35%    1.73%    1.46%
General Loss Allowances to Total Assets with
    Loss  Exposure(5)                                  2.12%    1.86%    1.52%    1.82%    1.48%

----------
1 Non-performing loans are net of valuation allowances related to those loans. Loans receivable exclude mortgage-
backed                      securities  and are before deducting
unrealized loan fees, general valuation allowances and valuation allowances for impaired loans.
2     Non-performing  assets  are net  of  valuation  allowances related to those assets.
3 The Bank's loan loss allowances, including valuation allowances for non-performing loans and general valuation
allowances                                                   but
excluding general valuation allowances for loans sold by the Bank with full or limited recourse. Non-performing loans are b efore deducting valuation allowances related to those loans.
4 The Bank's general valuation allowances, excluding general valuation allowances for loans sold with full or limited
recourse.         The  Bank's assets with loss exposure  include
primarily  loans  and real estate owned, but  exclude  mortgage-
backed securities.
5 The Bank's general valuation allowances, including general valuation allowances for loans sold with full or limited
recourse.        Assets  with loss exposure include  the  Bank's
loan portfolio plus loans sold with recourse, but exclude mortgage-backed securities.

                      NON-PERFORMING ASSETS

     Non-performing assets, as defined by the Bank, include loans delinquent over 90 days or in foreclosure, real estate acquired in settlement of loans, and other loans less than 90 days delinquent but for which collectibility is questionable.

     The table below details the amounts of non-performing assets by type of collateral. Also shown is the ratio of non-performing assets to total assets.


                                                        Non-Performing Assets
                                                             December 31,
                             ----------------------------------------------------------------------------------
                                 1997              1996             1995            1994             1993
                             ----------------------------------------------------------------------------------
                             $          %      $          %     $          %     $         %     $          %
                             ----------------------------------------------------------------------------------
                                                                (Dollars In Thousands)
Real Estate Owned:
Single  Family               $5,806  14.48%    $6,840   9.25%   $7,252   7.50%   $5,711   6.17%   $10,052   8.50%
Multi-Family                  4,034  10.06      7,339   9.93     9,827  10.17    10,647  11.50     16,015  13.55
Commercial                      826   2.06        673    .91     2,544   2.63       366   0.39        327   0.28
                             ------ ------     ------ ------    ------ ------    ------ ------    ------- ------
Other                            52     13          -      -        78   0.08         -      -        484   0.41
Total Real Estate
   Owned                     10,718  26.73     14,852  20.09    19,701  20.38    16,724  18.06     26,878  22.74
                             ------ ------     ------ ------    ------ ------    ------ ------    ------- ------
Non-Performing Loans:
Single   Family              16,799  41.90     25,602  34.64    25,991  26.89    13,041  14.08     25,317  21.41
Multi-Family                 15,785  39.37     44,754  60.55    69,579  72.00    60,213  65.02     70,207  59.39
Commercial                    1,533   3.82      2,223   3.01     3,313   3.43    20,986  22.66     10,307   8.72
Other                             -      -          -      -       220   0.23       245   0.26        245   0.20
Less Valuation
  Allowances                 (4,738)(11.82)   (13,522)(18.29)  (22,159)(22.93)  (18,596)(20.08)   (14,732)(12.46)
                             ------  -----     ------  -----    ------  -----    ------  -----     ------  -----
Total Non-Performing
    Loans                    29,379  73.27     59,057  79.91    76,944  79.62    75,889  81.94     91,344  77.26
                            ------- ------    ------- ------   ------- ------   ------- ------   -------- ------
Total                       $40,097 100.00%   $73,909 100.00%  $96,645 100.00%  $92,613 100.00%  $118,222 100.00%
                            ======= ======    ======= ======   ======= ======   ======= ======   ======== ======
Ratio of Non-Performing
  Assets To Total Assets:              .96%             1.78%            2.33%            2.23%             3.23%
                                    ======            ======           ======           ======            ======

     The decrease in non-performing loans in 1997 compared to 1996 is due to reductions in delinquent loans and non-performing loans of all asset types due to improvement in the Southern California real estate markets. The decrease in non-performing loans in 1996 compared to 1995 was due primarily to a decrease in delinquent and non-performing multi-family loans.

     Single family non-performing loans are primarily due to recession-related factors such as layoffs, decreased incomes and decreased real estate values. Multi-family and commercial non-performing loans are attributable primarily to economic factors, declines in occupancy rates, and decreased real estate values. The Bank actively monitors the status of all non-performing loans.

     Impaired loans totaled $25.7 million, $37.6 million and $86.4 million, net of related allowances of $9.8 million, $12.4 million and $26.1 million as of December 31, 1997, December 31, 1996 and 1995, respectively. See "Business - Risk Elements" for a further discussion of impaired loans.

     The Bank has debt restructurings which result from temporary modifications of principal and interest payments. Under these arrangements, loan terms are typically reduced to no less than a required monthly interest payment. Any loss of revenues under the modified terms would be immaterial to the Bank. If the borrower is unable to return to scheduled principal and interest payments at the end of the modification period, foreclosure procedures are initiated, or, in certain circumstances, the modification period is extended. As of December 31, 1997, the Bank had modified loans totaling $16.7 million, net of loan loss allowances. This compares with $19.0 million and $19.3 million net of allowances as of December 31, 1996 and December 31, 1995, respectively. Modified loans included in the impaired loan totals above totaled $8.1 million, $9.7 million and $16.6 million, net, as of December 31, 1997, 1996 and 1995, respectively. No modified loans were 90 days or more delinquent as of December 31, 1997 or December 31, 1995. Modified loans 90 days or more delinquent as of December 31, 1996 were $472 thousand.

 Allowances for Loan Losses

      For an analysis of the changes in the loan loss allowances, see "Business - Risk Elements." At December 31, 1997, the general valuation allowance was $61.2 million or 1.86% of the Bank's loans with loss exposure. This compares to 1.73% at the end of 1996 and 1.35% at the end of 1995. In addition to the general valuation allowance and the allowance for impaired loans mentioned above, the Bank also maintains an allowance for loans sold with recourse. These allowances amounted to 5.97%, 3.64% and 3.65% of loans sold with recourse at December 31, 1997, 1996 and 1995, respectively. Management considers the current level of loss allowances adequate to cover the Bank's loss exposure at this time. However, there can be no assurance that future additions to loan loss allowances will not be required.


                CAPITAL RESOURCES AND LIQUIDITY

Liquidity Requirements

      Federal regulations currently require a savings institution to maintain a monthly average daily balance of liquid assets (including cash, certain time deposits, bankers' acceptances and specified United States government, state or federal agency obligations) equal to at least 4% of: (i)the average daily balance of its net withdrawable accounts and short-term borrowings during the preceding calendar quarter or (ii)the ending balance of its net withdrawable accounts as of the end of the preceding calendar quarter. The liquidity requirement may be changed from time-to-time by the OTS to any amount within the range of 4% to 10% of such accounts and borrowings depending upon economic conditions and the deposit flows of member institutions. On November 24, 1997, the OTS reduced this liquidity requirement to 4% from 5%. The OTS also gave institutions the option of using a quarterly average calculation or an end of quarter calculation of the liquidity base and removed the requirement of maintaining a monthly average balance of short-term liquid assets equal to at least 1% of the average daily balance of its net withdrawable accounts and short term borrowings. Monetary penalties may be imposed for failure to meet these liquidity ratio requirements. The Bank's liquidity ratio for the quarter ended December 31, 1997 was 5.13%, which exceeded the applicable requirements.


 External Sources of Funds

      External sources of funds include savings deposits, loan sales, advances from the FHLBSF and reverse repurchase agreements ("reverse repos"). For purposes of funding asset growth, the source or sources of funds with the lowest total cost for the desired term are generally selected. The funding source used most often during 1997 was FHLB advances.

      Deposits obtained from national brokerage firms ("brokered deposits") are considered a source of funds similar to a borrowing. In evaluating brokered deposits as a source of funds, the cost of these deposits, including commission costs, is compared to other funding sources. Brokered deposits were $378.1 million at December 31, 1997. This compares to $389.4 million at December 31, 1996 and $502.0 million at December 31, 1995.

      Deposits at retail savings offices have remained steady at approximately $1.5 billion for the last three years. Not considering interest credited of $62.4 million, the Bank experienced $52.0 million in deposit outflows from savings offices during 1997 due to the availability of alternative investments paying higher returns to customers and intense competition for deposits by other financial institutions.

      The Bank also solicits deposits through telemarketing efforts. Telemarketing deposits are obtained by the Bank's employees via telephone, from depositors outside of the Bank's normal service areas. Telemarketing deposits decreased by 11% to $99.8 million at the end of 1997. This compares with $112.6 million at the end of 1996 and $239.1 million at the end of 1995. The level of telemarketing deposits varies based on the availability of higher yielding investments to investors, who are often professional money managers. The availability of telemarketing deposits also varies based on the investors' perception of the Bank's creditworthiness.

      Reverse repurchase agreements are short term borrowings secured by mortgage-backed securities. These borrowings decreased 11% to $577.7 million at the end of 1997 from $646.5 million at the end of 1996 and $724.6 million at the end of 1995. Borrowings under reverse repurchase agreements have decreased over the last three years due to paydowns of the underlying collateral. The Bank did not securitize any mortgage loans in 1997 or 1996 for this purpose.

      FHLB advances increased to $1.3 billion at the end of 1997 compared to $1.2 billion at the end of 1996 and $890.0 million at the end of 1995. FHLB advances increased during 1997 and 1996 because these were often the lowest cost source of funds available to the Bank.

     Sales of loans were $52.4 million in 1997. This compares to $24.1 million during 1996 and $36.5 million during 1995. The volume of loans sold varies with the amount of saleable loans originated.


 Internal Sources of Funds

      Internal sources of funds include scheduled loan principal payments, loan payoffs, and positive cash flows from operations. Principal payments were $ 289.1 million in 1997 compared to $199.3 million in 1996 and $161.6 million in 1995. Principal payments include both amortization and prepayments and are a function of real estate activity and the general level of interest rates.


Capital Requirements

      Current regulatory capital standards require that the Bank maintain tangible capital of at least 1.5% of total assets, core capital of 3.0% of total assets, and risk-based capital of 8.0% of total assets, risk-weighted. Among other things, failure to comply with these capital standards will result in restrictions on asset growth and necessitate the preparation of a capital plan, subject to regulatory approval. Generally, any institution with a risk-based capital ratio in excess of 10% and a core capital ratio greater than 5% is considered well-capitalized for regulatory purposes. Institutions who maintain this capital level can take in brokered deposits at their discretion, and if they achieve a sufficient ranking on their regulatory examination, may be assessed a lower deposit insurance rate.
                                       43

       Management presently intends to maintain its capital position at levels above those required by regulators to ensure operating flexibility and growth capacity for the Bank. The Bank's capital position is actively monitored by management. The Bank met the regulatory capital standards to be deemed "well-capitalized" for purposes of the various regulatory measures of capital including the prompt corrective action regulations.

      To be considered "well capitalized" for purposes of the prompt corrective action requirements the Bank must maintain the capital ratios as set forth in the table below:

                                                 December 31, 1997
                                               ---------------------
                                                Amount           %
                                               --------        -----
                                               (Dollars In Thousands)
   Core capital requirement                    $207,929        5.00%
   Bank's core capital                          261,099        6.28
                                               --------       -----
     Excess core capital                       $ 53,170        1.28%
                                               ========       =====

   Tier 1 risk-based capital requirement       $142,166        6.00%
   Bank's tier 1 risk-based capital             261,099       11.02
                                               --------       -----
     Excess tier 1 risk-based capital          $118,933        5.02%
                                               ========       =====

   Risk-based capital requirement              $236,943       10.00%
   Bank's risk-based capital                    291,106       12.29
                                               --------       -----
     Excess risk-based capital                 $ 54,163        2.29%
                                               ========       =====

                   ASSET-LIABILITY MANAGEMENT

      The Bank's primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on the Bank's net interest income and capital, while, at the same time, adjusting the Bank's asset-liability mix to the achieve the most favorable impact on earnings.

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

      The majority of the Bank's assets are monthly adjustable rate mortgages with interest rates that fluctuate based on changes in the FHLBSF Eleventh District Cost of Funds Index ("Index"). These mortgages constitute over 95% of the loan portfolio at the end of 1997. Comparisons over the last several years show that changes in the Bank's cost of funds generally correlates with changes in the Index. The Bank does not use any futures, options or swaps in its asset-liability strategy.

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

      In order to minimize the impact of rate fluctuations on earnings, management's goal is to keep the one year GAP at less than 20% of total assets (positive or negative). At December 31, 1997 the Company's one-year GAP was a positive $172.2 million or 4.14% of total assets. This compares with positive GAP ratios of 5.8% and 8.4% of total assets at December 31, 1996 and December 31, 1995, respectively.

      The following chart shows the interest sensitivity of the Company's assets and liabilities by repricing period at December
31, 1997 and the consolidated GAP position as a percentage of total assets at that time:


INTEREST-SENSITIVITY GAP

                                                        Balances        Balances        Balances        Balances
                                                        Repricing       Repricing       Repricing       Repricing
                                        Total           Within          Within          Within          After
                                        Balance         0-3 Months      4-12 Months     1-5 Years       5 Years
                                        -------------------------------------------------------------------------
                                                              (Dollars In Thousands)

Interest-Earning Assets:
 Repurchase Agreements                  $   115,000     $   115,000     $          -    $        -      $        -
 Investment Securities                       48,910          10,326           38,374           210               -
    Mortgage-backed   Securities            676,058         666,084            1,602         6,484           1,888
 Loans Receivable                         3,145,164       3,030,652           32,877        37,730          43,905
                                        -----------     -----------     ------------    ----------      ----------
   Total Interest-Earning
       Assets                           $ 3,985,132     $ 3,822,062     $     72,853    $   44,424      $   45,793
                                        ===========     ===========     ============    ==========      ==========

Interest-Bearing Liabilities:
  Demand Accounts                       $   485,906     $   485,906     $          -    $        -      $        -
  Fixed Rate Term Certificate             1,457,741         646,072           699,108       105,608          6,953
  Borrowings:
   FHLB Advances                          1,310,000         775,000           535,000             -              -
   Reverse Repurchase
   Agreements                               577,670         412,764           164,906             -              -
   Other Borrowings                          54,000           4,000                 -             -         50,000
                                        -----------     -----------     -------------   -----------     ----------
           Total Interest-Bearing
            Liabilities                 $ 3,885,317     $ 2,323,742     $   1,399,014   $   105,608     $   56,953
                                        ===========     ===========     =============   ===========     ==========

Interest-Sensitivity     Gap            $    99,815     $ 1,498,320     $  (1,326,161)  $   (61,184)    $  (11,160)
                                        ===========     ===========     =============   ===========     ==========

Interest-Sensitivity Gap as a
 Percentage of Total Assets                                   36.02%            (31.88)%      (1.47)%        (0.27)%
                                                              =====              =====         ====           ====

Cumulative Interest-Sensitivity Gap                     $1,498,319       $     172,158  $   110,974     $   99,814
                                                        ==========       =============  ===========     ==========

Cumulative Interest-Sensitivity
 Gap as a Percentage of Total
 Assets                                                       36.02%              4.14%         2.66%          2.40%
                                                              =====               ====          ====           ====

Another measure of interest rate risk, required to be performed by OTS-regulated institutions, is an analysis specified by OTS Thrift Bulletin TB-13, "Interest Rate Risk Exposure: Guidelines on Director and Officer Responsibilities". Under this regulation, institutions are required to establish limits on the sensitivity of their net interest income and net portfolio value to changes in interest rates. Such changes in interest rates are defined as instantaneous and sustained movements in interest rates in 100 basis point increments. Following are the estimated impact of a parallel shift in interest rates at December 31, 1997, calculated in a manner consistent with the requirements of Thrift Bulletin No. 13:

                                                 Percentage Change in
                                             ------------------------------
          Change in Interest Rates           Net Interest     Net Portfolio
          (In     Basis    Points)             Income(1)         Value(2)
          ------------------------           ------------     -------------

               +200                              (18)%            (10)%
               +100                               (9)%             (5)%
              --100                                 9%               3%
              --200                                17%               4%

________


(1)    The  percentage change in this column represents projected
net interest income for 12  months           in a stable interest
rate environment versus the net interest income in the various rate scenarios.

(2) The percentage change in this column represents net portfolio value of the Bank in a stable interest rate environment versus the net portfolio value in the various rate
scenarios.  The OTS              defines net portfolio  value  as
the present value of expected cash flows from existing assets minus the present value of expected cash flows from existing liabilities.

The following table shows the fair value and contract terms of the Bank's interest-earning assets and interest-bearing liabilities as of December 31, 1997 categorized by type and expected maturity for each of the next five years and thereafter:

                                                       Expected Maturity Date as of December 31,
                              ---------------------------------------------------------------------------------------------
                                                                                          There-       Total          Fair
                              1998        1999        2000        2001        2002        after        Balance        Value
                              ----------------------------------------------------------------------------------------------
Interest Earning Assets
Loans Receivable:
Adjustable Rate Loans:
    Single   family           $181,106    $164,246    $148,808    $134,778    $122,048    $1,012,601   $1,763,587     $1,818,629
    Average interest rate        7.73%        7.74%       7.74%       7.74%       7.74%         7.85%        7.80%
    Multi-family                83,742      79,561      75,502      71,673      68,062       826,156    1,204,696      1,231,614
    Average interest rate         7.53%       7.53%       7.53%       7.53%       7.53%         7.47%        7.49%
 Commercial  and Industrial     16,018      15,198      13,874      13,010      12,386       131,072      201,558        211,752
    Average interest rate         8.01%       8.01%       7.96%       7.95%       7.95%         7.97%        7.97%
Fixed Rate Loans:
 Single family                   3,447       2,377       2,173       1,941       1,727        16,892       28,557         28,924
    Average interest rate         8.38%       7.97%       8.02%       7.99%       7.94%         7.63%        7.82%
 Multi-family                      931         823         782         744         707         2,982        6,969          7,394
    Average interest rate         9.19%       9.22%       9.24%       9.25%       9.26%         9.25%        9.24%
 Commercial and Industrial         308         301         284         210          57            72        1,232          1,274
    Average interest rate        10.53%      10.56%      10.58%      10.72%      10.42%        10.00%       10.55%
 Other loans                       557         564         569         577         584         2,920        5,771          5,506
    Average interest rate         1.01%       1.08%       1.16%       1.23%       1.33%         7.83%        4.54%
    Consumer loans               1,871         228           -           -           -             -        2,099          2,097
   Average interest rate         11.69%      18.00%                                                         12.38%
   Non-performing loans         29,379           -           -           -           -             -       29,379         29,379
Mortgage-backed
 Securities:
 Adjustable                     73,246      66,214      59,737      53,867      48,550       363,980      665,594        665,584
 Average interest rate            6.21%       6.21%       6.21%       6.21%       6.21%         6.21%        6.21%
 Fixed                           5,040       2,268         524         473         428         1,866       10,599         10,474
    Average interest rate         6.17%       6.87%       8.50%       8.50%       8.50%         8.48%        7.04%
 Repurchase Agreements         115,000           -           -           -           -             -      115,000        115,000
   Average interest rate          6.44%                                                                      6.44%
 Investments Securities         21,109           -         200           -      28,142             -       49,451         48,910
 Average interest rate            5.31%                   5.94%                   5.01%                      5.14%
 Total Interest-Earning
                              --------    --------    --------    --------    --------    ----------   ----------     ----------
Assets                        $531,754    $331,780    $302,453    $277,273    $282,691    $2,358,541   $4,084,492     $4,176,537
                              ========    ========    ========    ========    ========    ==========   ==========     ==========


Interest-Bearing Liabilities
Deposits:
Non-Term Accounts             $485,906    $      -    $      -    $      -    $      -    $        -   $  485,906       $485,906
   Average interest rate          0.60%                                                                      0.60%
Certificate Accounts         1,345,178      88,966      10,123       2,251       4,270         6,953    1,457,741      1,458,317
    Average interest rate         5.42%       5.84%       5.53%       5.47%       5.77%         5.80%        5.45%
Borrowings:
 FHLB Advances               1,310,000           -           -           -           -             -    1,310,000      1,310,335
   Average interest rate          5.80%                                                                      5.80%
 Reverse repurchase
  agreements                   577,670           -           -           -           -             -      577,670        578,088
   Average interest rate          5.66%                                                                      5.66%
 Senior Unsecured Notes              -           -           -           -           -        50,000       50,000         50,000
    Average interest rate                                                                      11.75%       11.75%
 Unsecured Term Funds            4,000           -           -           -           -             -        4,000          4,004
   Average interest rate          5.80%                                                                      5.80%

Total Interest Bearing      ----------    --------    --------    --------    --------    ----------   ----------     ----------
Liabilities                 $3,722,754    $ 88,966    $ 10,123    $  2,251    $  4,270    $   56,953   $3,885,317     $3,886,650
                            ==========    ========    ========    ========    ========    ==========   ==========     ==========


(1) Expected maturities are contractual maturities adjusted for prepayments of principal.
The   Bank                        uses  certain  assumptions   to
estimate  fair  values  and  expected  maturities.   For  assets,
expected maturities are based upon contractual maturity, projected repayments and prepayments of principal. The prepayment experience used is based on the Bank's historical experience. The Bank's average CPR (Constant Prepayment Rate) is 9.2% for the single family portfolio and 5.5% for its multi-family and commercial real estate portfolios. The Bank used estimated deposit runoff based on available industry information.

                          STOCK PRICES

        The common stock of FirstFed Financial Corp. is traded on the New York Stock Exchange under the trading symbol "FED." The quarterly high and low information presented below is based on information supplied by the New York Stock Exchange.

        The Company has never declared or paid a cash dividend. The Company repurchased 127,000 shares of its common stock in
1996 at an average cost of $16.17 pursuant to a 1987 Board of Directors' authorization to repurchase up to 10% of the Company's then outstanding shares. No shares were repurchased during 1997 or 1995. As of December 31, 1997, a total of 923,520 shares had been repurchased at an average cost of $12.87 per share. Based on the number of shares outstanding at December 31, 1987, 137,000 shares remain eligible for repurchase under this program.

                     PRICE RANGE OF COMMON STOCK

                    First Quarter       Second Quarter       Third Quarter       Fourth Quarter
                    -------------       --------------       -------------       --------------
                    High      Low       High       Low       High      Low       High       Low

1997                28        21 1/2    31 1/16    22 1/2    34 7/8   30 3/4     39 1/2     35
1996                15 7/8    12 3/8    17 1/2     15 1/2    19 3/4   16 3/4     24 1/4     19 1/2
1995                16        11 1/8    17 3/4     14 5/8    17 5/8   14 1/2     18 1/2     13 3/4
1994                17        13 3/8    17 1/4     13 3/8    16 1/2   13 3/4     15 1/4     10 1/4
1993                26 1/2    19 1/4    20 7/8     15 1/4    20 3/8   16 1/4     19 3/4     14 7/8

ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                              FIRSTFED FINANCIAL CORP.  AND SUBSIDIARY
                          CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                      DECEMBER 31, 1997 AND 1996
                           (Dollars In Thousands, Except per Share Data)



                                                                1997                         1996
                                                            -----------                   ----------
ASSETS
Cash and cash equivalents                                    $  163,135                   $  162,402
Investment securities, available-for-sale
  (at fair value ) (Note 2)                                      48,910                       58,909
Mortgage-backed securities, available-for-sale
  (at  fair  value)  (Notes  3  and  10)                        676,058                      746,006
Loans receivable, held-for-sale (fair value of $40,800
 and $6,238) (Note 4)                                            40,382                        6,195
Loans  receivable,  net (Note  4)                             3,104,782                    3,042,274
Accrued interest and dividends receivable                        26,990                       26,910
Real estate (Note 5)                                             10,257                       14,445
Office properties and equipment, net (Note 6)                     9,868                        8,944
Investment in Federal Home Loan Bank (FHLB)
 stock, at cost (Note 7)                                         68,592                       62,400
Other assets (Note 1)                                            11,141                       15,367
                                                             ----------                   ----------
                                                             $4,160,115                   $4,143,852
                                                             ==========                   ==========
LIABILITIES
Deposits (Note 8)                                            $1,943,647                   $1,957,448
FHLB  advances  and other borrowings (Note  9)                1,364,000                    1,294,000
Securities sold under agreements to repurchase
 (Note 10)                                                      577,670                      646,482
Accrued  expenses  and  other  liabilities                       52,011                       51,372
                                                              ---------                    ---------
                                                              3,937,328                    3,949,302
                                                              ---------                    ---------
COMMITMENTS AND CONTINGENT
   LIABILITIES (NOTES 4, 6  AND 13)

STOCKHOLDERS' EQUITY (NOTES 12 AND 13)
Common stock, par value $.01 per share; authorized
 25,000,000 shares; issued 11,511,138 and
 11,453,369 shares, outstanding 10,587,618 and
 10,529,849 shares                                                  115                          115
Additional paid-in capital                                       29,628                       28,677
Retained earnings-substantially restricted                      207,065                      183,965
Loan to employee stock ownership plan                            (1,744)                      (2,132)
Treasury stock, at cost,
       923,520      shares                                      (11,885)                     (11,885)
Unrealized loss on investment securities
   available-for-sale, net  of  taxes                              (392)                      (4,190)
                                                             ----------                   ----------
                                                                222,787                      194,550
                                                             ----------                   ----------
                                                             $4,160,115                   $4,143,852
                                                             ==========                   ==========

 See accompanying notes to consolidated financial statements.

                                                   FIRSTFED FINANCIAL CORP.  AND SUBSIDIARY
                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                                YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                                (Dollars In Thousands, Except per Share Data)

                                                        1997          1996          1995
                                                     ----------   ----------    ----------
Interest income:
 Interest on loans.                                  $  237,835   $  229,000    $  233,648
 Interest on mortgage-backed securities                  48,652       54,825        54,389
 Interest and dividends on investments                   12,733       13,353        13,698
                                                     ----------   ----------    ----------
    Total interest income                               299,220      297,178       301,735
                                                     ----------   ----------    ----------

Interest expense:
  Interest on deposits (Note 8)                          92,678      101,595       109,151
  Interest on borrowings (Note 9)                       111,548       96,436       114,926
                                                     ----------   ----------    ----------
    Total interest expense                              204,226      198,031       224,077
                                                     ----------   ----------    ----------

Net interest income                                      94,994       99,147        77,658
 Provision for loan losses (Note 4)                      20,500       35,155        28,376
                                                     ----------   ----------    ----------
Net interest income after provision for
loan losses                                              74,494       63,992        49,282
                                                     ----------   ----------    ----------
Other income:
  Loan servicing and other fees                           6,233        6,402         6,126
  Gain (loss) on sale of loans                              652          253        (1,581)
   Real estate operations, net                               20        1,246         2,015
  Other operating income                                  3,313        3,014         2,165
                                                     ----------   ----------    ----------
    Total other income                                   10,218       10,915         8,725
                                                     ----------   ----------    ----------

Non-interest expense:
  Salaries and employee benefits (Note 13)               22,740       21,928        23,045
  Occupancy (Note 6)                                      6,878        6,289         6,258
  Advertising                                             2,795        2,362         1,833
  Federal deposit insurance                               1,872        5,418         6,400
  SAIF special assessment                                     -       15,007             -
  Other operating expense                                 9,866        8,171         8,367
                                                     ----------   ----------    ----------
    Total non-interest expense                           44,151       59,175        45,903
                                                     ----------   ----------    ----------

Earnings before income taxes                             40,561       15,732        12,104
Income       taxes       (Note      11)                  17,461        7,488         5,569
                                                     ----------   ----------    ----------
Net earnings                                         $   23,100   $    8,244    $    6,535
                                                     ==========   ==========    ==========

Earnings per share  (Notes 12 and 15)
  Basic                                              $     2.19   $     0.78    $     0.62
                                                     ==========   ==========    ==========
  Diluted                                            $     2.15   $     0.78    $     0.61
                                                     ==========   ==========    ==========

Weighted average shares outstanding (Notes 12 & 15)

Basic                                                10,569,772   10,551,765    10,605,693
                                                     ==========   ==========    ==========
Diluted                                              10,747,008   10,636,236    10,656,863
                                                     ==========   ==========    ==========

 See accompanying notes to consolidated financial statements.

                                                      FIRSTFED FINANCIAL CORP.  AND SUBSIDIARY
                                                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                     YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                                                (Dollars In Thousands)

                                                                                                Unrealized
                                                                                                Gain (Loss) on
                                                                                                Securities
                                                             Retained                           Available
                                                             Earnings                           for Sale,
                                                             (Sub-        Loan to               Net of
                                                 Additional  stantially   ESOP                  Taxes
                                        Common   Paid-In     Restricted)  (Notes 12  Treasury   (Notes 3
                                        Stock    Capital     (Note 12)     and 13)   Stock      and   4)        Total
                                        --------------------------------------------------------------------------------
Balance, December 31, 1994              $114     $28,061     $ 169,186    $(2,842)   $(9,832)   $      -        $184,687
Exercise of employee stock options         -         151             -          -          -           -             151
Net decrease in loan to employee stock
 ownership plan                            -           -             -        342          -           -             342
Unrealized gain on securities
 available-for-sale, net of taxes          -           -             -          -          -       4,576           4,576
Net earnings 1995                          -           -         6,535          -          -           -           6,535
                                        ----     -------     ---------    -------    -------    --------        --------

Balance, December 31, 1995               114      28,212       175,721     (2,500)    (9,832)      4,576         196,291
Exercise of employee  stock options        1         465             -          -          -           -             466
Net decrease in loan to employee stock
 ownership plan                            -           -             -        368          -           -             368
Common stock repurchased
  (127,000 shares)                         -           -             -          -     (2,053)          -          (2,053)
Unrealized loss on securities
 available-for-sale, net of taxes          -           -             -          -          -      (8,766)         (8,766)
Net earnings 1996                          -           -         8,244          -          -           -           8,244
                                        ----     -------     ---------    -------    -------    --------        --------

Balance, December 31, 1996               115      28,677       183,965     (2,132)   (11,885)     (4,190)        194,550
Exercise of employee stock options         -         892             -          -          -           -             892
Net decrease in loan to employee stock
 ownership plan                            -           -             -        388          -           -             388
Unrealized gain on securities
 available-for-sale, net of taxes          -           -             -          -          -       3,798           3,798
Benefit from stock option tax
 adjustment                                -          59             -          -          -           -              59
Net earnings 1997                          -           -        23,100          -          -           -          23,100
                                        ----     -------     ---------    -------    -------    --------        --------
Balance, December 31, 1997              $115     $29,628      $207,065    $(1,744)  $(11,885)      $(392)       $222,787
                                        ====     =======     =========    =======    =======    ========        ========

See accompanying notes to consolidated financial statements.

                                FIRSTFED FINANCIAL CORP.  AND SUBSIDIARY
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                             YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                        (Dollars In Thousands)


                                                        1997           1996          1995
                                                     ----------     ---------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                         $   23,100     $   8,244      $  6,535
Adjustments to reconcile net earnings to
 net cash provided by operating activities:
   Net  change in loans held-for-sale                   (34,187)        1,182        23,022
   Depreciation and amortization                          1,775         1,722         1,735
   Provision for losses on loans                         20,500        35,155        28,376
   Provision for losses on real estate owned              1,639           745             -
   Valuation adjustments on real estate sold              3,795           291           221
   Amortization of fees and discounts                    (1,503)       (2,210)       (2,749)
   Decrease in deferred premium on sale of loans            387           588           865
   Negative amortization on loans                        (2,497)       (3,770)       (5,044)
   Change in deferred taxes                               2,919          (102)        4,972
   Increase (decrease) in tax interest accrual           (7,182)       (5,135)        3,524
   (Increase) decrease in interest and dividends
   receivable                                               (80)        1,710        (4,200)
   Increase (decrease) in interest payable                  633        (8,685)        2,714
   (Increase) decrease in other assets                   (1,237)       (4,049)        1,573
   Increase (decrease) in accrued expenses and
    other  liabilities                                    3,373          (177)       (1,763)
                                                     ----------     ---------      --------
    Total adjustments                                   (11,665)       17,265        53,246
                                                     ----------     ---------      --------
     Net cash provided by operating activities           11,435        25,509        59,781
                                                     ----------     ---------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Loans made to customers and principal collections
 on loans                                              (121,095)      (84,424)     (129,393)
Loans purchased                                               -             -          (115)
Loans  repurchased under recourse arrangements           (7,899)      (14,806)      (27,212)
Proceeds  from sales of real estate owned                53,263        80,256        61,076
Proceeds from maturities and principal payments
  of investment securities available-for-sale            37,912        86,329        20,267
Principal reductions of mortgage-backed
  securities available-for-sale                          76,923        84,544        53,973
Purchases of investment securities
 available-for-sale                                     (28,400)      (79,405)      (13,095)
Purchases of FHLB stock                                  (2,186)            -             -
Purchases of treasury stock                                   -        (2,053)            -
Other                                                    (1,288)        2,525         6,324
                                                     ----------     ---------      --------
 Net cash provided (used) by investing activities         7,230        72,966       (28,175)
                                                     ----------     ---------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits                                (13,801)     (247,588)      (93,878)
Net  increase in short term borrowings                   51,188       282,539       327,322
Repayment  of long term borrowings                      (50,000)       (9,000)     (265,200)
Other                                                    (5,319)        1,098         1,175
                                                     ----------     ---------      --------
 Net cash provided (used) by financing activities       (17,932)       27,049       (30,581)
                                                     ----------     ---------      --------
Net increase in cash and cash
 equivalents                                                733       125,524         1,025
Cash  and cash equivalents at beginning of year         162,402        36,878        35,853
                                                     ----------     ---------      --------
Cash  and cash equivalents at end of year            $  163,135     $ 162,402      $ 36,878
                                                     ==========     =========      ========

See accompanying notes to consolidated financial statements.

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

 Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its subsidiary, the Bank. The Bank maintains 24 full-service savings branches in Southern California. The Bank's primary business consists of attracting retail deposits from the general public and originating loans secured by mortgages on residential real estate. All significant inter-company balances and transactions have been eliminated in consolidation. Certain items in the 1995 and 1996 consolidated financial statements have been reclassified to conform to the 1997 presentation.

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

     The market risk of a financial instrument is the possibility that future changes in market prices may reduce the value of a financial instrument or increase the contractual obligations of
the  Bank.   The  Bank's  market  risk  is  concentrated  in  its
portfolios  of  loans  receivable and  real  estate  acquired  by
foreclosure.   When  a  borrower fails to  meet  the  contractual
requirements of his or her loan agreement,
 the Bank is subject to the market risk of the collateral securing the loan. Likewise, the Bank is subject to the volatility of real
estate   prices   with  respect  to  real  estate   acquired   by
foreclosure. The Bank's securities available-for-sale are traded in active markets. The value of these securities is susceptible to the fluctuations of the market.

Interest Rate Risk

      Financial instruments are subject to interest rate risk to the extent that they report on a frequency, degree or basis that varies from market pricing. The Bank is subject to interest rate risk to the degree that its interest-earning assets reprice on a different frequency or schedule than its interest-bearing liabilities. A majority of the Bank's loans receivable and mortgage-backed securities reprice based on the Eleventh District Cost of Funds Index (the "Index"). The repricing of the Index tends to lag market interest rates. The Bank closely monitors the pricing sensitivity of its financial instruments.

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

      The Bank classifies all of its investments and mortgage-backed securities as "available-for-sale" based upon a determination that such securities may be sold at a future date or that there may be foreseeable circumstances under which the Bank would sell such securities.

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

     The Bank did not hold any trading securities at December 31, 1997 or 1996.


Loans Held-for-Investment

      The Bank's loan portfolio is primarily comprised of single family residential loans (one to four units), and multi-family loans (five or more units). Loans are generally recorded at the contractual amounts owed by borrowers, less unearned interest and allowances for loan losses.

Loans Held-for-Sale

     The Bank identifies loans that foreseeably may be sold prior to maturity and classifies them as held-for-sale. These loans are carried at the lower of amortized cost or fair value on an aggregate basis by type of asset. For loans, fair value is calculated on an aggregate basis as determined by current market investor yield requirements.

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

Allowances for Loan Losses

      The Bank maintains a general valuation allowance for loan losses for the inherent risk in the loan portfolio which has yet to be specifically identified. The allowance is unallocated to any specific loan. The allowance is maintained at an amount that management believes adequate to cover estimable and probable loan losses based on a risk analysis of the current portfolio. Additionally, management performs periodic reviews of the loan portfolio to identify potential problems and to establish impairment allowances if losses are expected to be incurred. Additions to the allowances are charged to earnings. The regulatory agencies periodically review the allowances for loan losses and may require the Bank to adjust the allowances based on information available to them at the time of their examination.

      General allowances are provided for all loans, regardless of any specific allowances provided. The determination of the Bank's general allowance for loan losses is based on estimates that are affected by changes in the regional or national economy and market conditions. The Bank's management believes, based on economic and market conditions, that the general allowance for loan losses is adequate as of December 31, 1997 and 1996. Should there be an economic or market downturn or if market interest rates increase significantly, the Bank could experience a material increase in the level of loan defaults and charge-offs.

Loan Origination Fees and Costs

      Loan origination fees and certain direct loan origination costs are deferred and recognized over the lives of the related loans as an adjustment of loan yields using the interest method. When a loan is repaid or sold, any unamortized net deferred fee balance is credited to income.

 Gain or Loss on Sale of Loans

      The Bank primarily sells its mortgage loans on a servicing released basis and recognizes cash gains or losses immediately in its Statement of Operations. The Bank has previously sold mortgage loans and loan participations on a servicing retained basis with yield rates to the buyer based upon the current market rates which may differ from the contractual rate of the loans sold. Under Statement of Financial Accounting Standards No. 125, servicing assets or liabilities and other retained interests are required to be recorded as an allocation of the carrying amount of the loans sold based on the estimated relative fair values of the loans sold and any retained interests, less liabilities incurred. Servicing assets are evaluated for impairment based on the asset's fair value. The Bank estimates fair values by discounting servicing assets cash flows using discount and prepayment rates that it believes market participants would use. The Bank had no such activity in 1997.

     Servicing assets arising from the sale of loans are included in other assets and were $4,744,000 and $5,131,000 at December
31, 1997 and 1996, respectively. No additional servicing assets were recorded in 1997, 1996 and 1995.

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

 Depreciation and Amortization

      Depreciation of office properties and equipment is provided by use of the straight-line method over the estimated useful lives of the related assets. Amortization of leasehold improvements is provided by use of the straight-line method over the lesser of the life of the improvement or the term of the lease.

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


 Earnings Per Share

     Effective December 31, 1997 the Company adopted Statement of Financial Accounting Standard No. 128, Earnings Per Share ("SFAS No. 128"). Under SFAS No. 128, the Company is required to report both basic and diluted net earnings per share. Basic net earnings per share is determined by dividing net earnings by the average number of shares of common stock outstanding, while diluted net earnings per share is determined by dividing net earnings by the average number of shares of common stock outstanding adjusted for the dilutive effect of common stock equivalents. Net earnings per share for 1996 and 1995 have been restated to conform with the provisions of the pronouncement.


(2)  Investment Securities

      The amounts advanced under agreements to resell securities (repurchase agreements) represent short-term investments. During the agreement period the securities are maintained by the dealer under a written custodial agreement that explicitly recognizes the Bank's interest in the securities. The Bank had $115,000,000 and $128,000,000 in agreements to resell securities at December 31, 1997 and 1996, respectively which are classified as cash and cash equivalents in the accompanying Statements of Financial Condition. Securities purchased under agreements to resell averaged $91,195,000 and $68,622,000 during 1997 and 1996, and the maximum amounts outstanding at any month end during 1997 and 1996 were $154,000,000 and $141,000,000, respectively.

      Investment securities, available-for-sale, are recorded at fair value and summarized below for the periods indicated:

                                                        1997
                                --------------------------------------------------------
                                                Gross          Gross
                                Historical      Unrealized     Unrealized        Fair
                                Value           Gains          Losses            Value
                                ---------------------------------------------------------
                                                (Dollars In Thousands)
United States Government
  and federal agency
    obligations                 $   48,442         $     1     $    (527)        $ 47,916
Collateralized
     Mortgage   Obligations          1,009               -          ( 15)             994
                                ----------         -------     ---------         --------
                                $   49,451         $     1     $    (542)        $ 48,910
                                ==========         =======     =========         ========

                                                        1996
                                ---------------------------------------------------------
                                                Gross          Gross
                                Historical      Unrealized     Unrealized          Fair
                                Value           Gains          Losses              Value
                                ---------------------------------------------------------
                                                (Dollars In Thousands)
United States Government
and federal agency
    obligations                 $   50,290      $       94     $     (129)       $ 50,255
Collateralized
     Mortgage   Obligations          8,776               3           (125)          8,654
                                ----------      ----------     ----------        --------
                                $   59,066      $       97     $     (254)       $ 58,909
                                ==========      ==========     ==========        ========

      Related maturity data for investment securities, available-for-sale, is summarized below for the period indicated:

                                                        1997
                                ---------------------------------------------------------
                                                Gross          Gross
                                Historical      Unrealized     Unrealized          Fair
                                Value           Gains          Losses              Value
                                ---------------------------------------------------------
                                                (Dollars In Thousands)
Maturing  within  1 year        $   21,109      $        -     $     (36)          $21,073
Maturing after 1 year
   but  within  5 years             28,342               1          (506)           27,837
                                ----------      ----------     ---------           -------
                                $   49,451      $        1      $   (542)          $48,910
                                ==========      ==========     =========           =======

               There were no sales of investment securities during 1997, 1996 or 1995.

     Accrued interest on investments was $940,000 and $853,000 at December 31, 1997 and 1996, respectively.

(3)  Mortgage-backed Securities

      Mortgage-backed securities, available-for-sale, are due through the year 2035 and are summarized below for the periods indicated:

                                                        1997
                                ----------------------------------------------------------
                                                Gross          Gross
                                Historical      Unrealized     Unrealized          Fair
                                Value           Gains          Losses              Value
                                -----------------------------------------------------------
                                                (Dollars In Thousands)
     FNMA                       $   20,934      $       71     $     (101)         $ 20,904
     FHLMC                         655,259              11           (116)          655,154
                                ----------      ----------     ----------          --------
     Total                      $  676,193      $       82     $     (217)         $676,058
                                ==========      ==========     ==========          ========



                                                        1996
                                -----------------------------------------------------------
                                                Gross          Gross
                                Historical      Unrealized     Unrealized          Fair
                                Value           Gains          Losses              Value
                                -----------------------------------------------------------
                                                (Dollars In Thousands)

     FNMA                        $   22,795     $      93      $      (57)         $ 22,831
     FHLMC                          730,321            90          (7,236)          723,175
                                 ----------     ---------      ----------          --------
     Total                       $  753,116     $     183      $   (7,293)         $746,006
                                 ==========     =========      ==========          ========

     There were no mortgage-backed securities created with loans originated by the Bank in 1997 or 1996. During 1995, mortgage-backed securities created with loans originated by the Bank totaled $59,720,000. There were no sales during 1997, 1996 or 1995.

      Accrued interest receivable related to mortgage-backed securities outstanding at December 31, 1997 and 1996 totaled
$6,737,000 and $7,042,000, respectively.

(4)  Loans Receivable
     Loans receivable are summarized as follows:

                                                                  1997                     1996
                                                                ----------               ---------
                                                                    (Dollars In Thousands)
Real estate loans:
  First trust deed residential loans:
   One unit                                                     $1,450,433               $1,279,267
   Two to four units                                               351,175                  342,230
   Five or more units                                            1,217,577                1,277,634
                                                                ----------                ---------
   Residential loans                                             3,019,185                2,899,131
  Other real estate loans:
   Commercial  and  industrial                                     196,575                  210,953
   Second  trust deeds                                              15,441                   17,497
   Other                                                             6,303                    2,137
                                                                ----------                ---------
    Real estate loans                                            3,237,504                3,129,718
Non-real estate loans:
    Manufactured housing                                             1,154                    1,480
    Deposit accounts                                                 1,644                    1,042
    Consumer                                                           185                      236
                                                                ----------                ---------
      Loans receivable                                           3,240,487                3,132,476
Less:
    General loan valuation allowance                                61,237                   54,900
    Valuation allowances for impaired loans                          9,775                   12,350
    Unearned  loan fees                                             24,311                   16,757
                                                                ----------                ---------
      Subtotal                                                   3,145,164                3,048,469
                                                                ----------                ---------
Less:
   Loans held-for-sale                                              40,382                    6,195
                                                                ----------               ----------
       Loans  receivable, net                                   $3,104,782               $3,042,274
                                                                ==========               ==========

     Loans serviced for others totaled $519,353,000, $572,275,000
and   $622,969,000  at  December  31,  1997,   1996   and   1995,
respectively.

      The Bank has loss exposure on certain loans sold with recourse. The dollar amount of loans sold with recourse totaled $218,149,000 and $230,836,000 at December 31, 1997 and 1996,
respectively. The maximum potential recourse liability totaled $39,926,000 and $42,398,000 at December 31, 1997 and December 31,
1996, respectively. The Bank's allowance for losses related to loans sold with recourse, which is recorded as a liability, totaled $13,029,000 and $8,398,000 at December 31, 1997 and 1996,
respectively.

      The Bank had outstanding commitments to fund $49,986,000 in real estate loans at December 31, 1997, 60% of which were adjustable rate mortgages with the balance in fixed rate mortgages. The Bank had outstanding commitments to sell real estate loans of $36,774,000 at December 31, 1997.

      Accrued interest receivable related to loans outstanding at December 31, 1997 and 1996 totaled $20,119,000 and $22,174,000, respectively.

     Loans delinquent greater than 90 days or in foreclosure were $34,117,000 and $72,579,000 at December 31, 1997 and 1996,
respectively, and the related allowances for delinquent interest were $1,819,000 and $4,167,000, respectively.

      Loans  originated  upon  the sale of  real  estate  totaled
$31,649,000, $54,227,000, and $49,303,000 during 1997,  1996  and
1995, respectively.

      See Note 9 for loans which were pledged as security for borrowings.


      The following is a summary of the activity in general loan valuation allowances and impaired valuation allowances for the periods indicated:

                                                            General      Impaired
                                                            Valuation    Valuation
                                                            Allowance    Allowance       Total
                                                            -------------------------------------
                                                                        (Dollars In Thousands)

   Balance at December 31, 1994                             $ 55,353      $ 23,887       $ 79,240
   Provision  for loan losses                                  6,958        21,418         28,376
   Charge-offs                                               (24,473)      (19,204)       (43,677)
   Recoveries                                                  5,541             -          5,541
   Transfer of general valuation allowances for loans
    sold with recourse to liability account                     (503)            -           (503)
                                                            --------      --------       --------
   Balance at December 31, 1995                                42,876       26,101         68,977
   Provision  for loan losses                                  23,768       11,387         35,155
   Charge-offs                                                (16,114)     (25,138)       (41,252)
   Recoveries                                                   5,070            -          5,070
   Transfer of general valuation allowance for loans
    to real estate general valuation allowance                   (700)           -           (700)
                                                            ---------     --------       --------
   Balance at December 31, 1996                                54,900       12,350         67,250
   Provision for loan losses                                   13,155        7,345         20,500
   Charge-offs                                                 (9,419)     (10,064)       (19,483)
   Recoveries                                                   6,835          144          6,979
   Transfer of general valuation allowance for loans
    to  recourse general valuation allowance                   (4,234)           -         (4,234)
                                                             --------     --------       --------
   Balance at December 31, 1997                              $ 61,237     $  9,775       $ 71,012
                                                             ========     ========       ========

(4)  Loans Receivable (continued)

       Additionally the Bank maintains a general valuation allowance for loans sold with recourse. This allowance is included in accrued expenses and other liabilities in the Consolidated Statements of Financial Condition. The following is a summary of the activity in the allowance for the periods indicated (dollars in thousands):

             Balance at December 31, 1994                     $  7,948
             Provision for losses                                2,123
             Transfer from general valuation allowance             503
             Charge-offs, net of recoveries                     (1,524)
                                                              --------
             Balance at December 31, 1995                        9,050
             Charge-offs, net of recoveries                       (652)
                                                              --------
             Balance at December 31, 1996                        8,398
             Transfer from general valuation allowance           4,234
             Charge-offs, net of recoveries                        397
                                                              --------
             Balance at December 31, 1997                     $ 13,029
                                                              ========


      The following is a summary of impaired loans, net of valuation allowances for impairment, for the periods indicated:

                                                   1997               1996
                                                ----------------------------
                                                   (Dollars In Thousands)

Non-accrual loans                               $    8,260         $  20,052
Modified loans                                       4,186             5,996
Other impaired loans                                13,239            11,586
                                                ----------         ---------
                                                $   25,685         $  37,634
                                                ==========         =========


      Pursuant to SFAS No. 114, the Bank considers a loan to be impaired when management believes that it is probable that the Bank will be unable to collect all amounts due under the contractual terms of the loan. Estimated impairment losses are included in the Bank's impairment allowances. At December 31, 1997, the total recorded amount of loans for which impairment had been recognized in accordance with SFAS No. 114 was $25,685,000 (after deducting $9,775,000 of impairment allowances attributable to such loans). The Bank's impaired non-accrual loans consist of single family loans with an outstanding principal amount greater than or equal to $500,000 and multi-family loans with an outstanding principal amount greater than or equal to $750,000.

      Impaired loans for which there were no valuation allowances established are included in the above summary and totaled
$2,540,000  and  $4,139,000 as of December  31,  1997  and  1996,
respectively.

     The average recorded investment in impaired loans during the years ended December 31, 1997, 1996 and 1995 was $24,459,000,
$52,725,000 and $91,818,000 respectively. The amount of interest income recognized for impaired loans during the years ended December 31, 1997, 1996 and 1995 was $1,913,000 ,$2,656,000, and
$6,075,000 respectively, under the cash basis method of accounting. Interest income recognized under the accrual basis method of accounting for the years ended December 31, 1997, 1996 and 1995 totaled $1,900,000, $2,549,000 and $5,746,000, respectively. There were no commitments to lend additional funds to borrowers whose loan terms have been modified.

 (5) Real Estate

     Real estate consists of the following:

                                                  1997               1996
                                                --------           --------
                                                (Dollars In Thousands)
     Real estate acquired by
      (or deed in lieu of) foreclosure ("REO")  $ 10,718           $ 14,852
     Real estate general valuation
     allowance                                      (500)              (521)
                                                --------           --------
                                                  10,218             14,331
     Real estate held-for-investment                  39                114
                                                --------           --------
     Real estate, net                           $ 10,257           $ 14,445
                                                ========           ========

      The Bank established a general valuation allowance for real estate owned during 1996. Listed below is a summary of the activity in the general valuation allowance for real estate owned for the periods indicated (dollars in thousands):

     Balance, December 31, 1995                         $        -
     Provision for losses on REO                               745
     Net transfers from loan general valuation allowance       700
     Charge-offs                                              (924)
     Balance, December 31, 1996                                521
     Provision for losses on REO                             1,639
       Charge-offs                                          (1,660)
     Balance at December 31, 1997                       $      500

      The  Bank acquired $49,150,000, $74,886,000 and $64,053,000 of real estate in settlement of loans during 1997, 1996 and 1995, respectively.
                                       63

(6) Office Properties, Equipment and Lease Commitments

      Office properties and equipment, at cost, less accumulated depreciation and amortization, are summarized as follows:

                                                  1997              1996
                                                --------------------------
                                                  (Dollars In Thousands)

Land                                            $  3,061          $  3,061
Office buildings                                   4,519             4,508
Furniture, fixtures and equipment                 12,507            10,988
Leasehold improvements                             8,720             8,639
Other                                                 44                44
                                                --------          --------
                                                  28,851            27,240
Less accumulated depreciation and amortization    18,983            18,296
                                                --------          --------
                                                $  9,868          $  8,944
                                                ========          ========

      The Bank is obligated under noncancelable operating leases for periods ranging from five to thirty years. The leases are for certain of the Bank's office facilities. Approximately half of the leases for office facilities contain five and ten year renewal options. Minimum rental commitments at December 31, 1997 under all noncancelable leases are as follows (dollars in thousands):

                      1998                           $  3,610
                      1999                              3,690
                      2000                              3,604
                      2001                              3,434
                      2002                              3,421
                      Thereafter                       20,178
                                                     --------
                                                     $ 37,937
                                                     ========

     Rent payments under these leases were $4,325,000, $4,270,000 and $4,250,000 for 1997, 1996 and 1995, respectively. Certain leases require the Bank to pay property taxes and insurance. Additionally, certain leases have rent escalation clauses based on specified indices.

 (7) Federal Home Loan Bank Stock

     The Bank's investment in FHLB stock at December 31, 1997 and 1996 was $68,592,000 and $62,400,000, respectively. The FHLB provides a central credit facility for member institutions. As a member of the FHLB system, the Bank is required to own capital stock in the FHLBSF in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid home loans, home purchase contracts and similar obligations at the end of each calendar year, assuming for such purposes that at least 30% of its assets were home mortgage loans, or 5% of its advances (borrowings) from the FHLBSF. The Bank was in compliance with this requirement at December 31, 1997. The Bank's investment in FHLB stock was pledged as collateral for advances from the FHLB at December 31, 1997 and 1996. The fair value of the Bank's FHLB stock approximates book value due to the Bank's ability to redeem such stock with the FHLB at par value.

(8)  Deposits

     Deposit account balances are summarized as follows:

                                                                1997                           1996
                                                        -----------------              ------------------
                                                        Amount         %               Amount           %
                                                        -----------------              ------------------
                                                                        (Dollars In Thousands)
Variable rate non-term accounts:
  Money market deposit accounts (weighted
    average  rate of 3.36% and 2.82%)                   $  156,221    8%               $  130,173      7%
  Interest-bearing checking accounts
   (weighted average rate of 1.78% and
    1.01%)                                                 130,765    7                   165,616      8
  Passbook accounts (weighted average
    rate  of 2.04% and 2.04%)                               86,547    4                    94,718      5
   Non-interest  bearing checking accounts                 112,373    6                    40,404      2
                                                        ----------  ---                ----------    ---
                                                           485,906   25                   430,911     22
Fixed-rate term certificate accounts:                   ----------  ---                ----------    ---
  Under six-month term (weighted average
    rate  of 5.07% and 5.11%)                              120,637    6                    160,430     8
  Six-month term (weighted average rate of
    6.00%  and 5.69%)                                      103,901    5                    204,048    10
  Nine-month term (weighted average rate of
    5.64%  and 5.45%)                                      374,259   19                    246,777    13
  One year to 18 month term (weighted
    average  rate of 5.53% and 5.32%)                      348,941   18                    304,532    16
  Two year or 30 month term (weighted
     average  rate of 5.23% and 5.32%)                      30,689    2                     40,498     2
  Over 30-month term (weighted average rate
     of  5.85% and 6.27%)                                  125,971    7                    202,724    10
  Negotiable certificates of $100,000 and
   greater, 30 day to one year terms (weighted
    average  rate of 5.50% and 5.39%)                      353,343   18                    367,528    19
                                                        ----------  ---                -----------   ---
                                                         1,457,741   75                  1,526,537    78
                                                        ----------  ---                -----------   ---
   Total Deposits (weighted average rate of
      4.66  and 4.67%)                                  $1,943,647  100%               $ 1,957,448   100%
                                                        ==========  ===                ===========   ====

      Certificates of deposit, placed through five major national
brokerage   firms  totaled  $378,051,000   and  $389,436,000   at
December 31, 1997 and 1996, respectively.

      Cash payments for interest on deposits (including interest credited) totaled $92,152,000, $104,269,000 and $110,357,000 during 1997, 1996 and 1995, respectively. Accrued interest on deposits at December 31, 1997 and 1996 totaled $7,550,000 and $7,024,000, respectively, and is included in accrued expenses and other liabilities in the accompanying Consolidated Statements of Financial Condition.

      The following table indicates the maturities and weighted average interest rates of the Bank's deposits at December 31, 1997:

                                Non-Term                                              There-
                                Accounts      1998        1999      2000      2001    After      Total
                                --------------------------------------------------------------------------
                                                        (Dollars In Thousands)
Deposits at
  December 31, 1996             $485,906    $1,345,178   $88,967   $10,123   $2,251   $11,222   $1,943,647
                                ========    ==========   =======   =======   ======   =======   ==========
Weighted average
  interest rates                    1.93%         5.42%     5.84%     5.53%    5.47%     5.79%        4.66%
                                    ====          ====      ====      ====     ====      ====         ====

     Interest expense on deposits is summarized as follows:

                                                  1997          1996          1995
                                                --------      --------      --------
                                                        (Dollars In Thousands)

      Passbook accounts                         $  1,750      $  1,933      $  2,289
      Money market deposits and
       interest-bearing  checking  accounts        5,705         4,869         6,272
       Certificate  accounts                      85,223        94,793       100,590
                                                --------      --------      --------
                                                $ 92,678      $101,595      $109,151
                                                ========      ========      ========

(9)  Federal Home Loan Bank Advances and Other Borrowings

      Federal Home Loan Bank (FHLB) advances and other borrowings consist of the following:

<CONTENT>

                                                                    1997                1996
                                                                 ----------           ----------
                                                                     (Dollars In Thousands)
      Advances from the FHLB of San Francisco with a
       weighted average interest rate of 5.80% and 5.71%,
       respectively, secured by FHLB stock and certain
       real estate loans with unpaid principal balances of
       approximately $2.2 billion at December 31, 1997,
       advances mature through 1998                              $1,310,000           $1,242,000
      Unsecured term funds with a weighted average interest
       rate of 5.85% and 5.49%, maturing within one year              4,000                2,000
      10 Year Senior Unsecured Notes with an interest
         rate of 11.75%, due  2004                                   50,000               50,000
                                                                 ----------           ----------
                                                                 $1,364,000           $1,294,000
                                                                 ==========           ==========


     At December 31, 1997 and 1996, accrued interest payable on FHLB advances and other borrowings totaled $1,690,000 and $2,653,000, respectively, which is included in accrued expenses and other liabilities in the accompanying Consolidated Statements of Financial Condition.

      The Bank has a credit facility with the FHLB in the form of FHLB advances and letters of credit which allow borrowings up to 40% of the Bank's assets, as computed for regulatory purposes, or approximately $1,664,000,000 at December 31, 1997 with terms up to 30 years.

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

(9)   Federal  Home  Loan Bank Advances  and  Other  Borrowings
(continued)

      The following is a summary of borrowing maturities at December 31, 1997 (dollars in thousands):

                    1998             $1,314,000
                    2004                 50,000
                                     ----------
                                     $1,364,000
                                     ==========

      Cash  payments  for  interest  on  borrowings  (including
reverse    repurchase    agreements)   totaled    $110,991,000,
$107,559,000  and  $102,611,000 during  1997,  1996  and  1995, respectively.


      Interest expense on borrowings is comprised of the following for the years indicated:

                                                              Year Ended December 31,
                                                --------------------------------------------------
                                                   1997                 1996                1995
                                                --------------------------------------------------
                                                                (Dollars In Thousands)
        FHLB Advances                           $  70,004            $ 57,427             $ 61,591
        Reverse Repurchase Agreements              34,335              37,345               43,295
        10 Year Senior Unsecured Notes              5,875               5,875                5,875
        Other                                       1,334              (4,211)               4,165
                                                 --------             -------             --------
                                                $ 111,548            $ 96,436             $114,926
                                                =========            ========             ========

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

      At December 31, 1997, $577,670,000 in reverse repurchase agreements were collateralized by mortgage-backed securities with principal balances totaling $603,544,000 and fair values totaling $603,598,000. At December 31, 1996, $646,482,000 in reverse repurchase agreements were collateralized by mortgage-backed securities with principal balances totaling $689,064,000 and fair values totaling $682,216,000.

      The  weighted average interest rates for borrowings under
reverse   repurchase   agreements   were   5.66%   and   5.42%,
respectively, as of December 31, 1997 and December 31, 1996.

      Securities sold under agreements to repurchase averaged $607,479,000 and $678,420,000 during 1997 and 1996, respectively, and the maximum amounts outstanding at any month-end during 1997 and 1996 were $634,976,000 and $715,465,000, respectively.

      The following is a summary of maturities at December 31, 1997 (dollars in thousands):

                    Up to 30 days        $  118,651
                    30 to 90 days           294,113
                    Over 90 to 182 days     164,906
                                         ----------
                                         $  577,670
                                         ==========

      Accrued interest on securities sold under agreements to repurchase which is included in accrued expenses and other liabilities in the accompanying Consolidated Statements of Financial Condition was $7,353,000 and $6,283,000 at December 31, 1997 and 1996, respectively.

(11)  Income Taxes

      Income taxes (benefit) consist of the following:


                                          1997          1996          1995
                                        -----------------------------------
                                              (Dollars In Thousands)
      Current:
       Federal                          $  14,311     $  6,999     $     42
       State                                  231          591          555
                                        ---------     --------     --------
                                           14,542          597          597
                                        ---------     --------     --------
      Deferred:
       Federal                             (1,502)      (1,560)       3,898
       State                                4,421        1,458        1,074
                                        ---------     --------     --------
                                            2,919         (102)       4,972
                                        ---------     --------     --------
      Total:
       Federal                             12,809        5,439        3,940
       State                                4,652        2,049        1,629
                                        ---------     --------     --------
                                        $  17,461     $  7,488     $  5,569
                                        =========     ========     ========


     A reconciliation of the statutory federal corporate income tax rate to the Company's effective income tax rate follows:

                                                        1997          1996          1995
                                                       ---------------------------------
  Statutory federal income tax rate                     35.0%         35.0%         35.0%
  Increase (reductions) in taxes resulting from:
   State franchise tax, net of federal income
   tax benefit                                           7.4           8.5           8.8
  Core deposit intangibles                               0.1           0.5           0.8
  Provision for additional taxes due to audits             -           3.3             -
   Other, net                                            0.5           0.3           1.4
                                                       -----         -----         -----
     Effective rate                                     43.0%         47.6%         46.0%
                                                       =====         =====         =====

      Cash payments for income taxes totaled $21,310,000, $6,754,000 and $154,000 during 1997, 1996 and 1995, respectively. In addition, the Company received cash refunds totaling $1,158,000, $1,000,000 and $8,267,000 during 1997,
1996 and 1995, respectively.

      Current income taxes receivable at December 31, 1997 and 1996 were $507,000 and $1,113,000, respectively.

      Listed below are the significant components of the net deferred tax (asset) and liability:

                                                                  1997          1996
                                                                --------      --------
                                                                (Dollars In Thousands)
Components of the deferred tax asset:
  Bad debts                                                     $(29,952)     $(28,146)
  Pension expense.                                                (2,281)       (1,970)
  State taxes                                                     (1,276)          (99)
  IRS interest accrual                                              (633)       (3,965)
Tax effect of unrealized loss on
  securities available-for-sale                                     (284)       (3,077)
  Other                                                           (1,427)       (1,337)
                                                                --------      --------
    Total deferred tax asset                                     (35,853)      (38,594)
Valuation allowance                                                    -             -
                                                                --------      --------
Total deferred tax asset, net of valuation allowance             (35,853)      (38,594)
                                                                --------      --------
Components of the deferred tax liability:
Loan fees                                                         19,526        20,194
Loan sales                                                         2,083         2,351
FHLB stock dividends                                              12,386        10,654
Other                                                              3,712         1,905
                                                                --------      --------
  Total deferred tax liability                                    37,707        35,104
                                                                --------      --------
Net deferred tax liability (asset)                              $  1,854      $ (3,490)
                                                                ========      ========
   Net  state deferred tax liability (asset)                    $  2,256      $ (1,446)
   Net federal deferred tax asset                                  ( 402)       (2,044)
                                                                --------      --------
Net deferred tax liability (asset)                              $  1,854      $ (3,490)
                                                                ========      ========

      The Company provides for recognition and measurement of deductible temporary differences to the extent that it is more likely than not that the deferred tax asset will be realized. The Bank did not have a valuation allowance for the deferred tax asset at December 31, 1997 and 1996, as it is more likely than not that the deferred tax asset will be realized through loss carrybacks and the timing of future reversals of existing temporary differences.

       During 1997, the Internal Revenue Service ("IRS") completed its examination of the Company's consolidated federal income tax returns for tax years up to and including 1992. The adjustments proposed by the IRS were primarily related to temporary differences as to the recognition of certain taxable income and expense items. While the Company had provided for deferred taxes for federal and state purposes, the change in the period of recognition of certain income and expense items resulted in interest due to the IRS and FTB. As a result, the Company paid $7,392,000 in interest to the IRS and FTB and accrued an additional $210,000 in interest during 1997. In 1996, the Company recorded a $5,135,000 net reversal of accrued tax interest. A charge of $3,524,000 was recorded in the Consolidated Statements of Operations for 1995 as interest on possible IRS adjustments. The total amount of accrued interest payable for amended returns, yet to be filed, recorded as a liability in the Consolidated Statements of Financial Condition, was $1,381,000 as of December 31, 1997.

     The Bank computes its bad debt deduction based upon actual loan loss experience (the "experience method"). In August 1996, the Small Business Job Protection Act (the "Act") was signed into law. One provision of the Act repealed the reserve method of accounting for bad debts for savings institutions effective for taxable years beginning after 1995. The Bank, therefore, is required to use the specific charge-off method beginning in 1996. The Consolidated Statements of Financial Condition at
December 31, 1997 and 1996 did not include a liability of $5,356,000 and $5,342,000, respectively, related to the adjusted base year bad debt reserve.

(12) Stockholders' Equity and Earnings Per Share

       The Company's stock charter authorizes 5,000,000 shares of serial preferred stock. As of December 31, 1997 no preferred shares had been issued.

      In 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"), which requires the disclosure of two new earnings per share calculations, "basic earnings per share" and, if applicable, "diluted earnings per share." Earnings per share for comparative years have been restated for SFAS No. 128. Basic earnings per share is based on the weighted average shares of common stock while diluted earnings per share gives effect to all dilutive potential common shares that were outstanding during part or all of the year.

      A reconciliation of basic earnings per share with diluted earnings per share follows:


                                                             For the Year Ended December 31.
                                                          --------------------------------------
                                                                           1997
                                                          --------------------------------------
                                                          Net Earnings    Shares       Per-Share
Basic EPS
 Income available to common stockholders                  $23,100,000     10,569,772   $2.19
                                                                                        ====
Effect of Dilutive Stock Options
  Outstanding stock options                                         -        169,594
  Exercised and forfeited                                           -          7,642
                                                          -----------     ----------
Diluted EPS
  Income applicable to common  stockholders
   and assumed conversion                                 $23,100,000     10,747,008   $2.15
                                                          ===========     ==========   =====

                                                             For the Year Ended December 31.
                                                          --------------------------------------
                                                                           1996
                                                          --------------------------------------
                                                          Net Earnings    Shares       Per-Share
Basic EPS
 Income available to common stockholders                  $ 8,244,000     10,551,765   $0.78
                                                                                        ====
Effect of Dilutive Stock Options
  Outstanding stock options                                         -         77,219
  Exercised and forfeited                                           -          7,252
                                                          -----------     ----------
Diluted EPS
  Income applicable to common stockholders
  and assumed conversion                                  $ 8,244,000     10,636,236   $0.78
                                                          ===========     ==========   =====

                                                             For the Year Ended December 31
                                                          --------------------------------------
                                                                           1995
                                                          --------------------------------------
                                                          Net Earnings    Shares       Per-Share
Basic EPS
 Income available to common stockholders                  $ 6,535,000     10,605,693   $0.62
                                                                                       =====
Effect of Dilutive Stock Options
 Outstanding stock options                                          -         46,979
 Exercised and forfeited                                            -          4,191
                                                          -----------     ----------
Diluted EPS
  Income applicable to common stockholders
   and assumed conversion                                 $ 6,535,000     10,656,863   $0.61
                                                          ===========     ==========   =====

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

      Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk weighted assets (as defined). Management believes, as of December 31, 1997, that the Bank meets all capital adequacy requirements to which it is subject.

      As of December 31, 1997, the most recent notification from the OTS indicated that the Bank was well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since December 31, 1997 that management believes have changed the Bank's category.

The following table summarizes the Bank's regulatory capital and required capital for the years indicated (dollars in thousands):

                                                                December 31, 1997
                                                -------------------------------------------------------
                                                                              Tier 1
                                                Tangible        Core        Risk-based       Risk-based
                                                Capital        Capital        Capital         Capital
                                                -------------------------------------------------------

Actual Capital:
    Amount                                      $261,099       $261,099     $261,099         $291,106
    Ratio                                           6.28%          6.28%       11.02%           12.29%
FIRREA minimum required capital:
    Amount                                      $ 62,379       $124,757           -          $189,555
    Ratio                                           1.50%          3.00%          -              8.00%
FIDICIA well capitalized required capital:
    Amount                                             -       $207,929     $142,166         $236,943
    Ratio                                              -           5.00%        6.00%           10.00%

                                                                December 31, 1996
                                                -------------------------------------------------------
                                                                              Tier 1
                                                Tangible        Core        Risk-based       Risk-based
                                                Capital        Capital        Capital          Capital
                                                -------------------------------------------------------
Actual Capital:
    Amount                                      $239,273       $239,273     $273,323         $266,918
    Ratio                                           5.76%          5.76%       10.13%           11.40%
FIRREA minimum required capital:
    Amount                                      $ 62,324       $124,647            -         $189,336
    Ratio                                           1.50%          3.00%           -             8.00%
FIDICIA well capitalized required capital:
    Amount                                             -       $207,746     $142,849         $236,182
    Ratio                                              -           5.00%        6.00%           10.00%


      The payment of dividends is subject to certain federal income tax consequences. Specifically, the Bank is capable of paying dividends to the Company in any year without incurring tax liability only if such dividends do not exceed both the tax basis current year earnings and profits and accumulated tax earnings and profits as of the beginning of the year.

      Thirty days' prior notice to the OTS of the intent to declare dividends is required for the declaration of such dividends by the Bank. The OTS generally allows a savings institution which meets its fully phased-in capital requirements to distribute without OTS approval dividends up to 100% of the institution's net income during a calendar year plus the amount that would reduce the institution's "surplus capital ratio" (the excess over its fully phased-in capital requirements) to one-half of its surplus capital ratio at the beginning of the calendar year. However, the OTS has the authority to preclude the declaration of any dividends or adopt more stringent amendments to its capital regulations.

      The Company may loan up to $6,000,000 to the Employee Stock Ownership Plan ("ESOP") under a line of credit loan. At December 31, 1997 and 1996, the loan to the ESOP totaled $1,744,000 and $2,132,000, respectively. Interest on the outstanding loan balance is due each December 31. Interest varies based on the Bank's monthly cost of funds. The average rates paid during 1997 and 1996 were 5.18% and 5.16%, respectively.

      The Company has a Shareholder Rights Plan ("Rights Plan") which is designed to protect shareholders from attempts to
acquire  control of the Company at an inadequate price.   Under
the Rights Plan, the owner of each share of Company stock received a dividend of one right ("Right") to purchase one one-hundredth share of a new series of preferred stock for its estimated long term value of $54.80. In the event of certain acquisitions of 15% or more of the voting stock or a tender offer for 15% or more of the voting stock of the Company, each holder of a Right who exercises such Right will receive shares of the Company with a market value equal to two times the exercise price of the Right. Also, in the event of certain business combination transactions following the acquisition by a person of 15% or more of the Company stock, each Rights holder will have the right to receive upon exercise of the Right common stock of the surviving company in such transaction having a market value of two times the exercise price of the Right. The Company may redeem the Rights at any time prior to such acquisition or tender offer should the Board of Directors deem redemption to be in its stockholders' best interests.


(13)  Employee Benefit Plans

      Until August 31, 1996, the Bank maintained a pension plan ("Pension Plan") covering substantially all employees who are employed on either a full time or a part time basis. The benefits were based on an employee's years of credited service, average annual salary and primary social security benefit, as defined in the Pension Plan.

       Effective  August  31,  1996,  the  Pension   Plan   was
discontinued and benefits accrued to participants under the Pension Plan were distributed to participants in accordance with their instructions during 1997. The Pension Plan's assets exceeded its liabilities by $106,000, which reverted back to the Bank and are included in the Company's 1997 Consolidated Statement of Operations.

      Effective January 1, 1997, the Bank made available to its employees a qualified defined contribution plan established under Section 401 (k) of the Internal Revenue Code, as amended (the "401(k) Plan"). Participants are permitted to make contributions on a pre-tax basis, a portion of which is matched by the Bank. The 401(k) Plan expense was $392,000 for 1997.

      The Bank has a Supplementary Executive Retirement Plan ("SERP") which covers any individual employed by the Bank as its Chief Executive Officer or Chief Operating Officer. The pension expense for the SERP was $628,000, $506,000 and $408,000 in 1997, 1996 and 1995, respectively. The SERP is unfunded.

       The discount rate and rate of increase in future compensation levels used in determining the actuarial value of benefit obligations were 7.0% and 5.0%, respectively, as of December 31, 1997. The discount rate and rate of increase in future compensation levels used in determining the pension cost were 7.5% and 5.0%, respectively, as of December 31, 1996. The plan had no assets at December 31, 1997.

      The following table sets forth the funded status and amounts recognized in the Company's Statements of Financial
Condition for the SERP for the years indicated:

                                                           1997          1996
                                                         ----------------------
                                                         (Dollars In Thousands)
Actuarial present value of benefits obligations:
   Accumulated benefits obligation                       $  3,694       $  3,318
                                                         ========       ========
    Vested benefit obligation                            $  2,910       $  2,858
                                                         ========       ========
Projected benefit obligation for service
  rendered to date                                          5,052          4,157
                                                         --------       --------
Shortage of plan assets over the projected
 benefit obligation                                        (5,052)        (4,157)
Unrecognized net loss (gain) from past ex-
 perience different from that assumed                         797             84
Prior service cost not yet recognized in
 net periodic SERP cost                                       461            558
Additional  minimum  liability                               (150)          (116)
Unrecognized net (asset) obligation at transition.            250            313
                                                         --------       --------
Accrued  SERP liability                                  $ (3,694)      $ (3,318)
                                                         ========       ========
Net SERP cost for the year ended December
 31, 1997 and 1996 included the following
 components:
  Service cost-benefits earned during the period.        $    152       $     87
  Interest cost on projected benefit obligation               316            259
Net amortization                                              160            160
                                                         --------       --------
Net period SERP cost                                     $    628       $    506
                                                         ========       ========


      The Bank has a profit sharing plan (the "ESOP") for all salaried employees and officers who have completed one year of continuous service. At December 31, 1997, the ESOP held 4.89% of outstanding stock of the Company. Profit sharing expense for the years ended December 31, 1997, 1996 and 1995 was $501,000, $500,000 and $500,000, respectively. The amount of the contribution made by the Bank is determined each year by the
Board of Directors, but is not to exceed 15% of the participants' aggregated compensation. The Bank does not offer post retirement benefits under this plan.

Stock Compensation Plans

      At December 31, 1997, the Company had two stock-based compensation programs, which are described below. The Company applies APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock compensation plans.

Stock Option Programs

      The Company has an employee stock option program which is comprised of two plans. One of these plans, the 1983 Stock Option and Stock Appreciation Rights Plan (the "1983 Plan"), expired in 1993 but some grants issued under that plan are still outstanding and exercisable. The 1983 Plan provided for the issuance of up to 1,571,000 million shares of common stock to employees of the Bank. Under the 1994 Stock Option and Stock Appreciation Rights Plan (the "1994 Plan"), the Company may grant options to employees of the Bank for up to 1,500,000 shares of common stock, subject to limitations set forth under the 1994 Plan. Under both the 1983 Plan and the 1994 Plan, the exercise price of each option equals the market value of the Company's stock on the date of the grant, and an option's maximum term is 10 years. Options typically begin to vest on the second anniversary date of the grant under both plans.

      The Company also has a stock option plan for outside directors, the 1997 Nonemployee Directors Stock Incentive Plan (the "Directors Stock Plan"). The Directors Stock Plan provides for the issuance of up to 200,000 shares of common stock to nonemployee directors of the Company. The exercise price of each option equals the market value of the Company's stock on the date of the grant, and an option's maximum term is 10 years plus one month. Options typically vest on the one year anniversary date of the grant.

     The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1997, 1996 and 1995, respectively: no dividend yield in any year; expected volatility of 35, 36 and 35 percent; risk free interest rates of 6.5, 5.8 and 6.3 percent; and expected average lives of 6, 10 and 10 years. The weighted-average grant date fair value of options granted during the year are $10.29, $8.50 and $9.61 for 1997, 1996 and 1995, respectively. The Company has elected to recognize forfeitures in the year they occur.

       Had compensation cost for the Company's stock-option programs been determined based on the fair value at the grant dates for awards under those plans consistent with the method of Statement of Financial Standards No. 123, "Accounting for Stock Based Compensation," the

Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:







                                                           1997          1996          1995
                                                     -----------------------------------------------
                                                     (Dollars in thousands except per share amounts)
        Net earnings:
               As reported                                 $23,100       $8,244        $6,535
               Pro forma                                   $22,910       $8,143        $6,491

        Earnings per share:
               Basic
               As reported                                   $2.19         $.78          $.62
               Pro forma                                     $2.16         $.77          $.61
                Diluted
               As reported                                   $2.15         $.78          $.61
               Pro forma                                     $2.12         $.76          $.61


     Pro forma net earnings and earnings per share reflect only options granted in 1997, 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net earnings per share amounts presented above because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to January 1, 1995 is not considered.


        Information with respect to stock options follows:


                                                         1997          1996          1995
                                                        -----------------------------------
                                                                  (In Shares)
      Options Outstanding
       (Average option prices)
      Beginning of year ($13.66, $14.04 and $13.74)     319,531       347,422       347,319
      Granted ($21.75, $14.28 and $15.63)               113,350        34,133        40,789
      Exercised ($15.44, $10.67 and $9.79)              (57,769)      (42,447)      (15,430)
      Canceled ($18.02 $16.17 and $14.99)               (21,155)      (16,230)      (25,256)
      Re-issued grants ($12.88)                               -        30,128             -
      Cancellation of grants re-issued ($20.16)               -       (33,475)            -
                                                        -------       -------       -------
      End of Year  ($15.70,  $13.66  and  $14.04)       353,957       319,531       347,422
                                                        =======       =======       =======
      Shares exercisable at December 31
          ($11.77,   $12.70  and  $12.18)               113,600       160,457       164,252
                                                        =======       =======       =======

Restricted Stock Plan

      The Company also has a restricted stock plan. Under the 1991 Restricted Stock Plan (the "Restricted Stock Plan"), the Company may issue shares of restricted stock to employees of the Company and its subsidiaries, including officers and directors. A total of 500,000 shares have been reserved for issuance under the Restricted Stock Plan. As of December 31, 1997, 438,725 shares are available for grant. The shares consist of previously issued shares reacquired by the Company. The shares typically vest in increments of 25% per year, beginning on the fourth anniversary of the grant date. As shares vest, they are released to the recipient, at which time the recipient will recognize ordinary income equal to the fair market value of the restricted stock at the time the restrictions lapse. No shares were issued under this program in 1997 and 1996 and 792 shares were granted under this program in 1995. Compensation costs related to shares granted under the Restricted Stock Plan have been recorded in previous periods.

(14) Parent Company Financial Information

     The following condensed parent company financial information should be read in conjunction with the other Notes to the Consolidated Financial Statements.

CONDENSED STATEMENTS OF FINANCIAL CONDITION              December 31,
                                                      ----------------------
                                                        1997          1996
                                                      ----------------------
                                                      (Dollars In Thousands)
Assets:
  Cash                                                 $ 10,600     $  6,570
  Other assets                                            1,567        1,834
  Investment in subsidiary                              262,572      237,786
                                                       --------     --------
                                                       $274,739     $246,190
                                                       ========     ========
Liabilities and Stockholders' Equity:
  Notes payable                                        $ 50,000     $ 50,000
  Other liabilities                                       1,952        1,640
  Stockholders' equity                                  222,787      194,550
                                                       --------     --------
                                                       $274,739     $246,190
                                                       ========     ========


                                                            Years Ended December 31,
                                                        --------------------------------
CONDENSED STATEMENTS OF OPERATIONS                      1997          1996          1995
                                                        --------------------------------
                                                             (Dollars In Thousands)

Dividends  received from Bank                          $ 5,875        $5,875        $5,875
Equity in undistributed net
 earnings of subsidiary                                 20,987         6,029         4,374
Other expense, net                                      (3,762)       (3,660)       (3,714)
                                                       -------        ------        ------
Net earnings                                           $23,100        $8,244        $6,535
                                                       =======        ======        ======

(14) Parent Company Financial Information (continued)

                                                                     Years Ended December 31,
                                                                --------------------------------------
CONDENSED STATEMENTS OF CASH FLOWS
                                                                   1997          1996          1995
                                                                --------------------------------------
                                                                         (Dollars In Thousands)
Net Cash Flows from Operating Activities:
  Net earnings                                                  $   23,100    $   8,244     $    6,535
  Adjustments to reconcile net earnings to
   net cash provided (used) by operating
    activities:
  Equity in undistributed net earnings of subsidiary               (20,987)      (6,029)        (4,374)
  Other                                                                577        2,838         (1,521)
                                                                ----------    ---------     ----------
  Net cash provided (used) by operating activities                   2,690        5,053           (640)
                                                                ----------    ---------     ----------
Cash Flows from Investing Activities:
  Decrease in ESOP loan                                                388          368            342
    Purchase of treasury stock                                           -       (2,053)             -
                                                                ----------    ---------     ----------
  Net cash (used)  provided by investing
   activities                                                          388       (1,685)           342
                                                                ----------    ---------     ----------
Cash Flows from Financing Activities:
Benefit from stock option tax adjustment                                59            -              -
  Other                                                                893          465            102
                                                                ----------    ---------     ----------
Net cash provided by financing activities                              952          465            102
                                                                ----------    ---------     ----------
Net increase  in cash                                                4,030        3,833          1,084
Cash at beginning of period                                          6,570        2,737          1,653
                                                                ----------    ---------     ----------
Cash at end of period                                           $   10,600    $   6,570     $    2,737
                                                                ==========    =========     ==========

(15) Quarterly Results of Operations: (unaudited)

      Summarized below are the Company's results of operations on a quarterly basis for 1997, 1996 and 1995:

                                                                                          Basic       Diluted
                                               Provision            Non-       Net        Earnings    Earnings
                         Interest   Interest   For  Loan   Other    Interest   Earnings   (Loss)      (Loss)
                         Income     Expense    Looses      Income   Expense    (Loss)     Per Share   Per Share
                         --------------------------------------------------------------------------------------
                                         (Dollars In Thousands, Except Per Share Data)

First quarter
1997                     $  73,685  $ 49,653   $ 6,000     $ 2,902  $ 11,911   $   5,168   $  0.49    $ 0.48
1996                        76,097    52,952     9,000       3,273    11,466       3,368      0.32      0.32
1995                        69,726    53,505     3,000       2,762    11,677       2,357      0.22      0.22
Second quarter
1997                     $  73,946  $ 50,917   $ 5,500     $ 2,890  $ 10,996   $   5,348   $  0.51    $ 0.50
1996                        73,753    50,278     9,000       2,823    11,287       3,400      0.32      0.32
1995                        76,342    57,739     8,203       3,251    11,205       1,346      0.13      0.13
Third quarter
1997                     $ 75,551   $ 51,862   $ 5,000     $ 2,564  $ 10,784   $   5,971   $  0.56    $ 0.55
1996                       73,540     50,280     8,700       2,143    25,561      (5,169)    (0.49)    (0.49)
1995                       78,548     57,183     6,173        (255)   11,342       1,984      0.19      0.19
Fourth quarter
1997                     $ 76,038   $ 51,794   $ 4,000     $ 1,862  $ 10,460   $   6,613   $  0.62    $ 0.61
1996                       73,788     44,521     8,455       2,676    10,861       6,645      0.63      0.62
1995                       77,119     55,650    11,000       2,967    11,679         848      0.08      0.08
Total year
1997                     $299,220   $204,226   $20,500     $10,218  $ 44,151   $  23,100   $  2.19    $ 2.15
1996                      297,178    198,031    35,155      10,915    59,175       8,244      0.78      0.78
1995                      301,735    224,077    28,376       8,725    45,903       6,535      0.62      0.61

 (16)  Fair Value of Financial Instruments

       Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments" ("SFAS No. 107"), requires that the Company disclose the estimated fair value for its financial instruments as of December 31, 1997 and 1996. The following table presents fair value information for financial instruments for which a market exists. The fair values for these financial instruments were estimated based upon prices published in financial newspapers or quotations received from national securities dealers.


                                                     1997                          1996
                                           -----------------------      -------------------------
                                           Historical                   Historical
                                             Value      Fair Value        Value        Fair Value
                                           -----------------------      -------------------------
                                                           (Dollars In Thousands)

Mortgage-backed  Securities                $676,193     $676,058        $753,116       $746,006
US  Government  Securities                   48,442       47,916          50,290         50,255
Collateralized Mortgage Obligations           1,009          994           8,776          8,654
Loans Held-for-Sale                          40,382       40,800           6,195          6,238

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

                                                    1997                                   1996
                                        -----------------------------         ----------------------------
                                                           Calculated                           Calculated
                                        Carrying           Fair Value         Carrying             Fair
                                          Value              Amount            Value              Amount
                                        -----------------------------         ----------------------------
                                                                (Dollars In Thousands)
Adjustable Loans:
  Single Family                         $1,763,587         $1,818,629         $1,603,723        $1,615,234
  Multi-Family                           1,204,696          1,231,614          1,165,069         1,175,415
  Commercial                               201,558            211,752            188,156           192,731
Fixed Rate Loans:
  Single Family                             28,557             28,924             13,214            13,723
  Multi-Family                               6,969              7,394             10,529            10,568
  Commercial                                 1,232              1,274              1,830             2,021
Other  Real Estate Loans                     5,771              5,506                696               971
Consumer Loans                               2,099              2,097                  -                 -
Non-Performing  Loans                       29,379             29,379             59,057            59,057
Fixed-Term  Certificate Account          1,457,741          1,458,317          1,526,537         1,529,246
Non-Term  Deposit Accounts                 485,906            485,906            430,911           430,911
Borrowings                               1,941,670          1,942,427          1,940,482         1,940,109




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

 Cash and Cash Equivalents

     The carrying amounts reported in the Consolidated Statements of Financial Condition for this item approximate fair value.

 Investment Securities and Mortgage-Backed Securities

      Fair values are based on bid prices published in financial newspapers or bid quotations received from national securities dealers.

 Loans Receivable

     The portfolio is segregated into those loans with adjustable rates of interest and those with fixed rates of interest. Fair values are based on discounting future cash flows by the current rate offered for such loans with similar remaining maturities and credit risk. The amounts so determined for each loan category are reduced by the Bank's allowance for loans losses which thereby takes into consideration changes in credit risk. The Bank had outstanding commitments to fund $49,986,000 in real estate loans which were substantially at fair value.

 Non-performing Assets

     The carrying amounts reported in the Consolidated Statements of Financial Condition for this item approximate fair value.

 Deposits

      The fair value of deposits with no stated term, such as regular passbook accounts, money market accounts and checking accounts, is defined by SFAS No. 107 as the carrying amounts reported in the Consolidated Statements of Financial Condition. The fair value of deposits with a stated maturity, such as certificates of deposit, is based on discounting future cash flows by the current rate offered for such deposits with similar remaining maturities.

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

                      INDEPENDENT AUDITORS' REPORT



The Board of Directors
FirstFed Financial Corp.



       We have audited the accompanying consolidated statements of financial condition of FirstFed Financial Corp. and subsidiary ("Company") as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FirstFed Financial Corp. and subsidiary as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.




                                KPMG Peat Marwick LLP


Los Angeles, California
January 28, 1998

ITEM  9--CHANGES  IN AND DISAGREEMENTS WITH  ACCOUNTANTS  ON
ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                            PART III

ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information regarding directors and executive officers appearing on pages 3 through 7 of the Proxy Statement for the Annual Meeting of Stockholders dated April 22, 1998 is incorporated herein by reference.

ITEM 11--EXECUTIVE COMPENSATION

      Information regarding executive compensation appearing on pages 8 through 16 of the Proxy Statement for the Annual
Meeting of Stockholders dated April 22, 1998 is incorporated herein by reference.

ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

      Information regarding security ownership of certain beneficial owners and management appearing on pages 2 and 3 of the Proxy Statement for the Annual Meeting of Stockholders dated April 22, 1998 is incorporated herein by reference.

ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

 (a) Certain Relationships:  None.

  (b) Information regarding certain related transactions appearing on page 12 of the Proxy Statement for the Annual
Meeting of Stockholders dated April 22, 1998 is incorporated herein by reference.

                            PART IV

ITEM    14--EXHIBITS,   CONSOLIDATED   FINANCIAL   STATEMENT
SCHEDULES, AND REPORTS ON FORM 8K

 (a) 1.Consolidated Financial Statements

      The consolidated financial statements included in this Report are listed under Item 8.

      2.Consolidated Financial Statement Schedules

      Schedules  have  been  omitted because  they  are  not
      applicable or the required information is presented in
      the consolidated financial statements or notes thereto.
                                       84

          FIRSTFED FINANCIAL CORP.  AND SUBSIDIARY
 EXHIBIT
 NUMBER
 -------------

    (1)Underwriting Agreement filed as Exhibit 1 to Amendment No. 2 to Form S-3 dated September 7, 1994 and incorporated by reference.
  (3.1)   Certificate of Incorporation and By-Laws filed  as
     Exhibit  (1)(a)  to  Form 8-A  dated  June  4,1987  and
     incorporated by reference.
  (4.1)   Shareholders' Rights Agreement filed as Exhibit  1
     to Form 8-A, dated November 2, 1988 and incorporated by
     reference.
  (4.2)   Indenture filed as Exhibit 4 to Amendment No. 3 to
     Form  S-3 dated September 20, 1994 and incorporated  by
     reference.
 (10.1)Deferred Compensation Plan filed as Exhibit  10.3  to
     Form 10-K for the fiscal year ended December 31, 1983 and incorporated by reference.
 (10.2)Bonus Plan filed as Exhibit 10(iii)(A)(2) to Form  10 dated November 2, 1993 and incorporated by reference. (10.3)Supplemental Executive Retirement Plan dated January
     16, 1986 filed as Exhibit 10.5 to Form 10-K for the fiscal year ended December 31, 1992 and incorporated by reference.
(10.4)Change  of  Control Agreement effective September  26,
     1996 filed as Exhibit 10.4 to Form 10-Q for the Quarter ended September 30, 1996 and incorporated by reference.
(10.5)1997 Nonemployee Directors Stock Incentive Plan  filed as Exhibit 1 to Form S-8 dated August 12, 1997 and incorporated by reference.
   (21)Registrant's sole subsidiary is First Federal Bank of California, a federal savings bank.
   (24)Power of Attorney (included at page 86).


      This 1997 Annual Report on Form 10-K and the Proxy Statement for the Annual Meeting of Stockholders dated April 22, 1998 have already been furnished to each stockholder of record who is entitled to receive copies thereof. Copies of these items will be furnished without charge upon request in writing by any stockholder of record on March 4, 1998 and any beneficial owner of Company stock on such date who has not previously received such material and who so represents in good faith and in writing to:

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

                                FIRSTFED FINANCIAL CORP.,
                                a Delaware corporation

                                By: /s/ Babette E. Heimbuch.
                                    ------------------------
                                     Babette E. Heimbuch
                                     President and
                                     Chief Executive Officer


Date:   February 27, 1998

                       POWER OF ATTORNEY

      Each person whose signature appears below hereby authorizes Babette E. Heimbuch and Douglas Goddard, and each of them or either of them, as attorney-in-fact to sign on his or her behalf as an individual and in every capacity stated below, and to file all amendments to the Registrant's Form 10-K, and the Registrant hereby confers like authority to sign and file in its behalf.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 27th day of February, 1998.

         SIGNATURE                                       TITLE

       /s/ Babette E. Heimbuch       Chief Executive Officer (Principal
       --------------------------
         Babette E. Heimbuch         Executive Officer)

       /s/  Douglas J. Goddard       Executive  Vice President and
       --------------------------
            Douglas J. Goddard       Chief  Financial  Officer
                                     (Principal Financial Officer)

       /s/ Brenda J. Battey          Senior Vice President and Controller
       --------------------------
           Brenda  J.  Battey        (Principal Accounting Officer)

       /s/ Christopher M. Harding    Director
       --------------------------
           Christopher M. Harding

       /s/ James L. Hesburgh         Director
       --------------------------
           James L. Hesburgh

       /s/ William S. Mortensen      Chairman of the Board
       --------------------------
           William S. Mortensen

       /s/  William G. Ouchi         Director
       --------------------------
            William G. Ouchi

       /s/ William P. Rutledge       Director
       --------------------------
           William P. Rutledge

       /s/ Charles F. Smith          Director
       --------------------------
           Charles F. Smith

       /s/ Steven L. Soboroff        Director
       --------------------------
           Steven L. Soboroff

       /s/ John R. Woodhull          Director
       --------------------------
           John R. Woodhull