Form 10-K/A
period 1995-12-31
FIRSTFED FINANCIAL CORP
filed 1998-04-01
CIK 810536

====================================================================
                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           FORM 10-K/A
(Mark One)
[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
          For the Fiscal Year Ended December 31, 1995
                               OR
[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Transition Period from     N/A  to
                                          ------     ------

                 Commission File Number: 1-9566
                    FirstFed Financial Corp.
     (Exact name of registrant as specified in its charter)

              Delaware                               95-4087449
       (State or other jurisdiction of          (I.R.S. Employer
        incorporation or organization)          Identification No.)

           401 Wilshire Boulevard
         Santa Monica, California                      90401-1490
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