Form 10-Q
period 1998-03-31
FIRSTFED FINANCIAL CORP
filed 1998-05-15
CIK 810536

=====================================================================
                           UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                              FORM 10-Q

            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
              For the Quarter Ended March 31, 1998
                               OR
            TRANSITION REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


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


As of May 1, 1998, 10,602,845 shares of the Registrant's $.01 par value common stock were outstanding.

==================================================================

                    FirstFed Financial Corp.
                              Index

                                                                           Page
                                                                           ----
Part I.  Financial Information

         Item 1. Financial Statements

                 Consolidated Statements of Financial Condition               3
                 as of March 31, 1998, December 31, 1997
                 and March 31, 1997

                 Consolidated Statements of Operations and Comprehensive      4
                 Earnings for the three months ended March 31, 1998 and 1997

                 Consolidated Statements of Cash Flows for the three          5
                 months ended March 31, 1998 and 1997

                 Notes to Consolidated Financial Statements                   6

         Item 2. Management's Discussion and Analysis of Financial            7
                 Condition and Results of Operations


Part II. Other Information (omitted items are inapplicable)

         Item 6. Exhibits and Reports on Form 8-K                            18


Signatures                                                                   19

                  PART I - FINANCIAL STATEMENTS
Item 1. Financial Statements

            FirstFed Financial Corp. and Subsidiary
         Consolidated Statements of Financial Condition
         (Dollars in thousands, except  per share data)


                                                       March 31,      December 31,      March  31,
                                                         1998             1997            1997
                                                     -----------      ------------    ------------
Assets
Cash and cash equivalents                            $   107,601      $    163,135    $    135,623
Investment securities, available-for-sale
  (at fair value)                                         49,218            48,910          84,780
Mortgage-backed securities, available-for-sale
  (at fair value)                                        658,598           676,058         711,286
Loans receivable, held-for-sale (market value of
  $70,936, $40,800, and $6,959)                           70,349            40,382           6,949
Loans receivable, net                                  3,057,735         3,104,782       3,063,345
Accrued interest and dividends receivable                 26,968            26,990          27,280
Real estate                                                6,469            10,257          13,223
Office properties and equipment, net                      10,715             9,868           9,384
Investment in Federal Home Loan Bank
  (FHLB) stock, at cost                                   69,605            68,592          63,408
Other assets                                              10,086            11,141          14,459
                                                     -----------      ------------    ------------
                                                     $ 4,067,344      $  4,160,115    $  4,129,737
                                                     ===========      ============    ============

Liabilities
Deposits                                             $ 2,157,502      $  1,943,647    $  2,033,787
FHLB advances and other borrowings                     1,050,500         1,364,000       1,223,000
Securities sold under agreements to repurchase           570,794           577,670         628,921
Accrued expenses and other liabilities                    56,009            52,011          48,879
                                                     -----------      ------------    ------------
                                                       3,834,805         3,937,328       3,934,587
                                                     ===========      ============    ============

Commitments and Contingent Liabilities

Stockholders' Equity
Common stock, par value $.01 per share;
  authorized 25,000,000 shares; issued 11,515,838,
  11,511,138, and 11,483,922 shares, outstanding
  10,592,414, 10,587,618, and 10,560,402 shares              115               115             115
Additional paid-in capital                                29,726            29,628          29,147
Retained earnings - substantially  restricted            215,208           207,065         189,133
Loan to employee stock ownership plan                     (1,766)           (1,744)         (2,159)
Treasury stock, at cost, 923,520 shares                  (11,885)          (11,885)        (11,885)
Accumulated other comprehensive earnings -
  unrealized gain (loss) on securities
  available-for-sale, net of taxes                         1,141              (392)         (9,201)
                                                     -----------      ------------    ------------
                                                         232,539           222,787         195,150
                                                     -----------      ------------    ------------
                                                     $ 4,067,344      $  4,160,115    $  4,129,737
                                                     ===========      ============    ============


              See accompanying notes to consolidated financial statements.

                   FirstFed Financial Corp. and Subsidiary
         Consolidated Statements of Operations and Comprehensive Earnings
                (Dollars in thousands, except  per share data)

                                                                Three Months Ended
                                                                     March 31,
                                                               -------------------
                                                               1998           1997
                                                               ----           ----
Interest income:
 Interest on loans                                         $   61,676    $  57,813
 Interest on mortgage-backed securities                        11,532       12,636
 Interest and dividends on investments                          2,747        3,236
                                                           ----------    ---------
   Total interest income                                       75,955       73,685
                                                           ----------    ---------

Interest expense:
 Interest on deposits                                          24,022        22,898
 Interest on borrowings                                        25,482        26,755
                                                           ----------    ----------
   Total interest expense                                      49,504        49,653
                                                           ----------    ----------

Net interest income                                            26,451        24,032
Provision for loan losses                                       2,500         6,000
                                                           ----------    ----------
Net interest income
   after provision for losses                                  23,951        18,032
                                                           ----------    ----------

Non-interest income:
 Loan and other fees                                               40         1,496
 Gain on sale of loans                                            659             5
 Real estate operations, net                                      532           631
 Other operating income                                         1,024           770
                                                           ----------    ----------
   Total non-interest income                                    2,255         2,902
                                                           ----------    ----------

Non-interest expense                                           11,990        11,911
                                                           ----------    ----------

Earnings before income taxes                                   14,216         9,023
Income tax provision                                            6,073         3,855
                                                           ----------    ----------
Net earnings                                               $    8,143    $    5,168
                                                           ==========    ==========

Other comprehensive earnings - unrealized gain
  (loss) on securities available-for-sale, net of taxes         1,533        (5,011)
                                                           ----------    ----------
Comprehensive earnings                                     $    9,676    $      157
                                                           ==========    ==========

Earnings per share:
   Basic                                                   $     0.77    $     0.49
                                                           ==========    ==========
   Diluted                                                 $     0.75    $     0.48
                                                           ==========    ==========

Weighted average shares outstanding:
   Basic                                                   10,590,456    10,542,665
                                                           ==========    ==========
   Diluted                                                 10,799,112    10,681,821
                                                           ==========    ==========


              See accompanying notes to consolidated financial statements.

         FirstFed Financial Corp. and Subsidiary
         Consolidated Statements of Cash Flows
                (Dollars in thousands)


                                                             Three Months Ended
                                                                 March  31,
                                                            --------------------
                                                            1998            1997
                                                            ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                            $   8,143      $   5,168
Adjustments to reconcile net earnings
to net cash provided by operating activities:
 Net change in loans-held-for-sale                        (29,967)          (754)
 Provision for loan losses                                  2,500          6,000
 Provision for REO losses                                     277            125
 Valuation adjustments on real estate sold                    276            376
 Amortization of fees and discounts                          (243)          (272)
 Negative amortization on Loans                              (678)          (701)
 (Increase) decrease in interest and
   dividends receivable                                        22           (370)
 Increase in interest payable                               3,903          2,494
 Other                                                     (5,162)        (4,938)
                                                        ---------      ---------
 Total adjustments                                        (29,072)         1,960
                                                        ---------      ---------
   Net cash provided by (used in) operating activities    (20,929)         7,128
                                                        ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Loans made to customers net of principal
  collection on loans                                      40,639        (32,108)
 Loans repurchased under recourse arrangements               (126)        (4,561)
 Proceeds from sales of real estate owned                   8,185         14,809
 Principal reduction of mortgage-backed
  securities held for sale                                 20,076         15,936
 Purchase of investment securities held for sale          (11,045)       (28,300)
 Proceeds from maturities and principal payments
  on investment  securities held for sale                  10,870         12,519
 Other                                                     (1,146)           350
                                                        ---------      ---------
  Net cash provided by (used in) investing activities      67,453        (21,355)
                                                        ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net  increase in savings deposits                        213,855         76,339
 Net decrease in short term borrowings                   (660,376)       (88,561)
 Net increase in long term borrowings                     340,000            -
 Other                                                      4,463           (330)
                                                        ---------      ---------
   Net cash used in financing activities                 (102,058)       (12,552)
                                                        ---------      ---------

 Net decrease in cash and cash equivalents                (55,534)       (26,779)
 Cash and cash equivalents at beginning of period         163,135        162,402
                                                        ---------      ---------
 Cash and cash equivalents at end of period             $ 107,601      $ 135,623
                                                        =========      =========


              See accompanying notes to consolidated financial statements.

         FirstFed Financial Corp. and Subsidiary
         Notes to Consolidated Financial Statements



1. The unaudited financial statements included herein have been prepared by the Registrant pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Registrant, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the periods covered have been made. Certain information and note disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Registrant believes that the disclosures are adequate so as not to make the information presented misleading.

It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Registrant's latest annual report on Form 10-K. The results for the periods covered hereby are not necessarily indicative of the operating results for a full year.

2. Earnings per share and weighted average shares outstanding for the 1997 first quarter have been restated to reflect the adoption of Statement of Financial Accounting Standards No. 128. Basic earnings per share is based on the weighted average shares of common stock outstanding for the period while diluted earnings per share gives effect to all dilutive potential common shares that were outstanding during part or all of the period.

3.    For  purposes of reporting cash flows on the  "Consolidated
Statement of Cash Flows", cash and cash equivalents include cash, overnight investments and securities purchased under agreements to resell which mature within 90 days or less.

4. In 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Accordingly, for both the 1998 and 1997 periods, the Consolidated Statements of Operations have been expanded to include other comprehensive earnings in arriving at comprehensive earnings and, accordingly, have been renamed Consolidated Statements of Operations and Comprehensive Earnings. Neither net earnings nor earnings per share has been affected by the adoption of SFAS No. 130.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Financial Condition

At March 31, 1998, FirstFed Financial Corp. (the "Company"), holding company for First Federal Bank of California and its subsidiaries (the "Bank"), had consolidated assets totaling $4.1 billion, compared to $4.2 billion at December 31, 1997 and $4.1 billion at March 31, 1997.

The Bank's primary market area is Los Angeles County. The Southern California economy has continued to improve from the economic recession which began earlier in the decade. According to The UCLA Anderson Forecast, March 1998 Report (the "UCLA Report"), since 1997 California has generated jobs at a rate of over 3% annually which should reduce the state unemployment rate to below 6% in 1998. The UCLA Report forecasts that growth in state employment and real personal income should continue to support strong growth in the real estate industry over the next three years. It also forecasts that home values in Los Angeles County should rise between 3.3% and 6.0% through the end of 1999.

Consistent with the improvement in the real estate market, net loan charge-offs declined to $465 thousand for the first three months  of  1998  compared to $3.7 million for  the  first  three
months  of  1997.   The ratio of non-performing assets  to  total
assets was 0.89% as of March 31, 1998, compared to 0.95% at December 31, 1997 and 1.73% at March 31, 1997. (See "Non-performing Assets" for further discussion.)

The Bank's general valuation allowances for loans totaled $63.4 million at March 31, 1998 compared to $61.2 million at December 31, 1997 and $51.8 million at March 31, 1997. The Bank also maintains valuation allowances for impaired loans which totaled $9.6 million at March 31, 1998 compared to $9.8 million at December 31, 1997 and $13.2 million at March 31, 1997.

Loan originations increased by 73% to $151.3 million in the 1998 first quarter compared to $87.7 million in the 1997 first quarter. Included in the 1998 increase were $81.1 million, or 54% of the total, of fixed rate loans compared to $851 thousand, or 1% of the total, of the 1997 increase. The 1998 increase in fixed rate loans contributed to a large rise in loan sales. (See "Sources of Funds" for further discussion.)

The Bank's portfolio of loans and mortgage-backed securities remained at $3.8 billion as of March 31, 1998, the same level as at December 31, 1997 and March 31, 1997. The loan portfolio has remained constant during the first quarter of 1998 because loan originations were offset by loan sales and principal reductions on loans and mortgage-backed securities.

The following table shows the components of the Bank's portfolio of loans and mortgage-backed securities by collateral type for the periods indicated:


                                                       March 31,     December 31,      March 31,
                                                         1998           1997             1997
                                                     -----------     ------------    -----------
                                                               (Dollars in thousands)
REAL ESTATE LOANS:
 First trust deed residential loans:
  One unit                                           $ 1,450,088     $  1,440,761    $ 1,305,199
  Two to four units                                      351,109          351,175        344,855
  Five or more units                                   1,199,592        1,217,577      1,266,426
                                                     -----------     ------------    -----------
    Residential loans                                  3,000,789        3,009,513      2,916,480

OTHER REAL ESTATE LOANS:
  Commercial and industrial                              192,714          196,575        208,795
  Second trust deeds                                      15,339           15,441         17,259
  Other                                                    4,428            6,303          6,392
                                                     -----------     ------------    -----------
    Real estate loans                                  3,213,270        3,227,832      3,148,926

NON-REAL ESTATE LOANS:
  Manufactured housing                                     1,086            1,154          1,414
  Deposit accounts                                         1,117            1,644          1,132
  Consumer                                                   342              185             90
                                                     -----------     ------------    -----------
    Loans receivable                                   3,215,815        3,230,815      3,151,562

LESS:
  General valuation allowances-
   loan portfolio                                         63,404           61,237         51,821
  Valuation allowances - impaired loans                    9,643            9,775         13,217
  Unrealized loan fees                                    14,684           14,639         16,230
                                                     -----------     ------------    -----------
    Net loans receivable                               3,128,084        3,145,164      3,070,294

FHLMC AND FNMA MORTGAGE-
  BACKED SECURITIES:
  Secured by single family dwellings                     639,907          657,342        692,391
  Secured by multi-family dwellings                       18,691           18,716         18,895
                                                     -----------      -----------    -----------
    Mortgage-backed securities                           658,598          676,058        711,286
                                                     -----------      -----------    -----------
      TOTAL                                          $ 3,786,682      $ 3,821,222    $ 3,781,580
                                                     ===========      ===========    ===========

Because the Bank structures mortgage-backed securities with loans from its own portfolio, mortgage-backed securities generally have the same experience with respect to prepayment, repayment, delinquencies and other factors as the remainder of the Bank's loan portfolio.

The mortgage-backed securities portfolio, classified as available-
for-sale,  was recorded at fair value as of March  31,  1998.   A
positive fair value adjustment of $1.4 million, net of taxes, was
reflected  in  stockholders' equity as of March 31,  1998.   This
represents a $1.5 million increase from the negative $78 thousand adjustment at December 31, 1997.

The investment securities portfolio, classified as available-for-sale, was recorded at fair value as of March 31, 1998. A negative fair value adjustment of $297 thousand, net of taxes, was reflected in stockholders' equity as of March 31, 1998. This represents a $17 thousand decrease from the negative $314 thousand adjustment at December 31, 1997.

Asset/Liability Management

The one year GAP (the difference between rate-sensitive assets and liabilities repricing within one year or less) was a positive $481 million or 11.83% of total assets at the end of the first quarter of 1998. In comparison, the one year GAP ratio was a positive $172 million or 4.14% of total assets as of December 31, 1997 and a positive $215 million or 5.22% of total assets as of March 31, 1997.

Since over 94% of the Bank's loans adjust based upon monthly changes in the Federal Home Loan Bank Eleventh District Cost of Funds Index ("COFI Index"), the Bank's one year GAP position varies primarily based upon the remaining terms of its savings and borrowings. The longer the term of the Bank's liabilities, the more positive the one year GAP. The increased one year GAP as of March 31, 1998 resulted from a $340 million increase in long term borrowings.

A positive GAP normally benefits a financial institution in times of increasing interest rates However, because there is a three month time lag before changes in the COFI Index can be implemented with respect to the Bank's loans, the Bank's net interest income typically declines during periods of increasing interest rates.

Capital

Capital regulations established by the OTS to ensure capital adequacy require the Bank to maintain minimum amounts and percentages of total capital to risk-weighted assets. The most recent notification from the OTS indicated that the Bank was well capitalized under the applicable regulatory requirements. The following table summarizes the Bank's actual capital and required capital as of March 31, 1998:

                                     Tangible       Core      Risk-based
                                     Capital       Capital      Capital
                                     --------      -------    ----------
                                           (Dollars in thousands)
Actual Capital:
    Amount                           $267,505      $267,505    $296,903
    Ratio                                6.59%         6.59%      12.81%
Minimum required capital:
    Amount                           $ 60,932      $121,864    $186,322
    Ratio                                1.50%         3.00%       8.00%
Well capitalized required capital:
    Amount                                  -      $203,107    $231,789
    Ratio                                   -         5.00%       10.00%


Pursuant to the Board of Directors' authorization in 1987, the Company may repurchase up to 10% of its shares of common stock that were outstanding as of December 31, 1987. No shares were repurchased during the first quarter of 1998 or during 1997. As of March 31, 1998, 137,000 shares remained eligible for repurchase.

Results of Operations

The Company reported consolidated net earnings of $8.1 million for the first quarter of 1998 compared to net earnings of $5.2 million for the first quarter of 1997. The improved earnings resulted primarily from a $3.5 million decrease in the loan loss provision and a $2.4 million increase in net interest income.

For the 1998 quarter, loan charge-offs, net of recoveries, were $465 thousand compared to $3.7 million for the 1997 quarter. The lower charge-off levels in 1998 resulted primarily from improved real estate prices compared to the first quarter of 1997. (See "Non-performing Assets" for further discussion.)

Loan Loss Allowances

Due to continuing improvement of real estate conditions in Southern California, $2.5 million was provided for loan losses in the first quarter of 1998 compared to $6.0 million in the first quarter of 1997. Management is unable to predict future levels of loan loss provisions. Among other things, future loan loss provisions are based on the level of loan charge-offs, foreclosure activity, and management's perceptions of economic trends in Southern California.

Listed below is a summary of the activity in the general valuation allowance and the valuation allowance for impaired loans for the Bank's loan portfolio during the periods indicated:


                                                        Three Months Ended March 31, 1998
                                                        ---------------------------------
                                                     General          Impaired
                                                    Valuation        Valuation
                                                    Allowance        Allowance          Total
                                                   ----------       ----------        --------
                                                             (Dollars in thousands)

Balance at December 31, 1997                       $   61,237       $    9,775        $ 71,012
Provision for loan losses                               1,975              525           2,500
Charge-offs:
 Single family                                           (723)               -            (723)
 Multi-family                                            (138)             (43)           (181)
 Commercial                                               (29)               -             (29)
 Non-real estate                                           (1)               -              (1)
                                                   ----------       ----------        --------
Total charge-offs                                        (891)             (43)           (934)
Recoveries                                                469                -             469
Impaired loan recoveries                                  614             (614)              -
                                                   ----------       ----------        --------
Net charge-offs                                           192             (657)           (465)
                                                   ----------       ----------        --------
Balance at March 31, 1998                          $   63,404       $    9,643        $ 73,047
                                                   ==========       ==========        ========


                                                        Three Months Ended March 31, 1997
                                                        ---------------------------------
                                                     General          Impaired
                                                    Valuation        Valuation
                                                    Allowance        Allowance          Total
                                                   -----------      ----------        --------
                                                             (Dollars in thousands)

Balance at December 31, 1996                       $   54,900       $   12,350        $ 67,250
Provision for loan losses                               3,874            2,126           6,000
Charge-offs:
 Single family                                         (1,858)              (3)         (1,861)
 Multi-family                                          (1,705)          (1,256)         (2,961)
                                                   ----------       ----------        --------
Total charge-offs                                      (3,563)          (1,259)         (4,822)
Recoveries                                                844                -             844
                                                   ----------       ----------        --------
Net charge-offs                                        (2,719)          (1,259)         (3,978)
Transfer to valuation allowance
  for loans sold with recourse                         (4,234)               -          (4,234)
                                                   ----------       ----------        --------
Balance at March 31, 1997                          $   51,821       $   13,217        $ 65,038
                                                   ==========       ==========        ========

The Bank also maintains a valuation allowance for loans sold with recourse, recorded as a liability. This allowance was 6.06% of loans sold with recourse as of March 31, 1998, compared to 5.97% as of December 31, 1997 and 5.74% as of March 31, 1997. The balance of loans sold with recourse totaled $215.0 million, $218.1 million and $224.7 million as of March 31, 1998, December 31, 1997 and March 31, 1997, respectively. The Bank has not entered into any new recourse arrangements since 1989. Listed below is a summary of the activity in the valuation allowance for loans sold with recourse during the periods indicated:


                                                        Three Months Ended March 31,
                                                        ----------------------------
                                                             1998             1997
                                                             ----             ----
                                                           (Dollars in thousands)

Balance at beginning of period                             $  13,029       $   8,398
Charge-offs                                                        -               -
Recoveries                                                         -             268
Transfers from general loan
  valuation allowance                                              -           4,234
                                                           ---------       ---------
Balance at end of period                                   $  13,029       $  12,900
                                                           =========       =========


The following table summarizes the activity in the general valuation allowance for real estate acquired by foreclosure during the periods indicated:


                                                        Three Months Ended March 31,
                                                        ----------------------------
                                                             1998             1997
                                                             ----             ----
                                                           (Dollars in thousands)

Balance at beginning of period                             $     500       $     520
Provision for losses                                             277             125
Charge-offs                                                     (277)           (244)
                                                           ---------       ---------
Balance at end of period                                   $     500       $     401
                                                           =========       =========

Net Interest Income

The Company's interest rate spread increased to 2.34% for the 1998 first quarter from 2.09% for the 1997 first quarter. The
COFI Index (on a lagged basis) determines the yield on over 94% of the Bank's loan portfolio and was 0.12% higher during the first three months of 1998 compared to the same period of 1997. A lower balance in non-performing loans and a higher yielding loan portfolio more than offset the 0.04% increase in the Bank's cost of funds in the first quarter of 1998 compared to the first quarter of 1997.

The following table sets forth: (i) the average daily dollar amounts of and average yields earned on loans, mortgage-backed securities and investment securities, (ii) the average daily dollar amounts of and average rates paid on savings and borrowings, (iii) the average daily dollar differences, (iv) the interest rate spreads, and (v) the effective net spreads for the periods indicated.

                                                        Three Months Ended March 31,
                                                        ----------------------------
                                                               1998          1997
                                                               ----          ----

                                                            (Dollars In thousands)
Average loans and mortgage-backed
 securities                                                $ 3,808,076   $ 3,785,302
Average investment securities                                  139,578       167,209
                                                           -----------   -----------
Average interest-earning assets                              3,947,654     3,952,511
                                                           -----------   -----------
Average savings deposits                                     2,073,406     1,986,081
Average borrowings                                           1,744,666     1,865,609
                                                           -----------   -----------
Average interest-bearing liabilities                         3,818,072     3,851,690
                                                           -----------   -----------
Excess of interest-earning assets over
interest-bearing liabilities                               $   129,582   $   100,821
                                                           ===========   ===========

Yields earned on average interest
 earning assets                                                   7.58%         7.29%
Rates paid on average interest-
 bearing liabilities                                              5.24          5.20
Interest rate spread                                              2.34          2.09
Effective net spread (1)                                          2.51          2.23

Total interest income                                      $    74,802   $    72,085
Total interest expense                                          49,504        49,653
                                                           -----------   -----------
                                                                25,298        22,432
Total other items (2)                                            1,153         1,600
                                                           -----------   -----------
Net interest income                                        $    26,451   $    24,032
                                                           ===========   ===========

-----------------------------------------


(1) The effective net spread is a fraction, the denominator of which is the average dollar amount of interest-earning assets, and the numerator of which is net interest income (excluding stock dividends and miscellaneous interest income).

(2) Includes Federal Home Loan Bank Stock and other miscellaneous items, including interest on California tax refunds at March 31, 1997.

Non-Interest Income and Expense

Loan and other fees decreased to $40 thousand for the 1998 first quarter from $1.5 million for the 1997 first quarter primarily due to a $1.4 million provision for impairment of the Bank's servicing assets. The servicing assets are normally amortized over the expected lives of the loans being serviced. The provision, recorded as an adjustment to loan servicing fees in the current quarter, reflects the impact of higher expected prepayment rates on the existing mortgage portfolio due to lower interest rates on fixed rate mortgages.

A net gain of $659 thousand and $5 thousand on sale of loans were recognized for the first quarters of 1998 and 1997, respectively. The volumes of loans sold during the 1998 first quarter and the 1997 first quarter were $60.7 million and $1.2 million, respectively.

Real estate operations produced net gains of $532 thousand and $631 thousand for the first quarters of 1998 and 1997, respectively. Gains result primarily from the recovery of excess valuation allowances associated with foreclosed properties sold.

Other operating income increased 33% to $1.0 million in the  1998 first quarter compared to $770 thousand in the 1997 first quarter, primarily due to a $301 thousand increase in fees earned by the retail branches.

Total non-interest expense increased slightly during the first quarter of 1998 to $12.0 million compared to $11.9 million for the 1997 period. Expenses rose primarily due to investments being made in new operating systems and the development of new business lines and higher incentive compensation costs on larger loan volume and deposit growth. The expense-to-assets ratio was 1.17% of average assets for the 1998 quarter, up from 1.15% for the 1997 quarter.

Non-accrual, Past Due, Impaired  and Restructured Loans

The Bank accrues interest earned but uncollected for every loan without regard to its contractual delinquency status but establishes a specific interest allowance for each loan which becomes 90 days or more past due or is in foreclosure. Loans on which delinquent interest allowances had been established (non-accrual loans) totaled $34.8 million at March 31, 1998 compared to $34.1 million at December 31, 1997 and $71.8 million at March 31, 1997.

The amount of interest that has been reserved for loans 90 days or more delinquent or in foreclosure was $1.9 million at March
31,  1998, $1.8 million at December 31, 1997 and $4.3 million  at
March 31, 1997.

The Bank's modified loans resulted primarily from temporary modifications of principal and interest payments. Under these arrangements, loan terms are typically reduced to no less than a monthly interest payment required under the note. If the borrower is unable to return to scheduled principal and interest payments at the end of the modification period, foreclosure proceedings are initiated or the modification period may be extended. As of March 31, 1998, the Bank had modified loans totaling $13.4 million, net of loan loss allowances of $3.9 million compared with $16.7, net of loan loss allowances of $4.1 million, at December 31, 1997 and $13.5 million, net of loan loss allowances of $3.9 million, at March 31, 1997.

Pursuant to Statement of Financial Accounting Standards No. 114 ("SFAS No. 114"), a loan is considered to be impaired when management believes that it is probable that the Bank will be unable to collect all amounts due under the contractual terms of the loan. Estimated impairment losses are recorded as separate valuation allowances and may be subsequently adjusted based upon changes in the measurement of impairment. Impaired loans, which are disclosed net of valuation allowances, include non-accrual major loans (single family loans with an outstanding principal amount greater than or equal to $500,000 and multi-family and commercial real estate loans with an outstanding principal amount greater than or equal to $750,000), modified loans, and major loans less than 90 days delinquent in which full payment of principal and interest is not expected to be received.

The following is a summary of impaired loans, net of valuation allowances for impairment, for the periods indicated:


                                    March 31,     December 31,     March 31,
                                      1998            1997            1997
                                   ----------     ------------    ----------
                                              (Dollars in thousands)

Non-accrual loans                  $   10,752     $      8,260    $   22,959
Modified loans                          8,184            8,090         6,628
Other impaired loans                    6,380            9,335        18,226
                                   ----------     ------------    ----------
                                   $   25,316     $     25,685    $   47,813
                                   ==========     ============    ==========


The   Bank   evaluates   loans  for   impairment   whenever   the
collectibility of contractual principal and interest payments  is
questionable.   Large groups of smaller balance homogenous  loans
that  are   collectively
evaluated for impairment, including residential mortgage loans, are not subject to the application of SFAS No.114.

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


                                    March 31,     December 31,     March 31,
                                      1998            1997           1997
                                   ----------     ------------    ----------
                                              (Dollars in thousands)

Present value method               $    1,068     $      1,067    $    4,063
Fair value method                      24,248           24,618        43,750
                                   ----------     ------------    ----------
Total impaired loans               $   25,316     $     25,685    $   47,813
                                   ==========     ============    ==========


Impaired loans for which there were no valuation allowances established totaled $2.5 million, $2.5 million and $6.7 million as of March 31, 1998, December 31, 1997, and March 31, 1997, respectively. See "Results of Operations" for an analysis of activity in the valuation allowance for impaired loans.

The table below shows the Bank's net investment in non-performing loans determined to be impaired, by property type, as of the periods indicated:

                                    March 31,     December 31,     March 31,
                                      1998            1997           1997
                                   ----------     ------------    ----------
                                              (Dollars in thousands)

Single family                      $      847     $        856    $    3,272
Multi-family                            9,426            6,893        18,102
Commercial                                479              511         1,585
                                   ----------     ------------    ----------
                                   $   10,752     $      8,260    $   22,959
                                   ==========     ============    ==========


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

The average recorded investment in impaired loans during the quarters ended March 31, 1998, December 31, 1997 and March 31, 1997 was $25,342,000, $24,259,000 and $46,559,000, respectively.
The amount of interest income recognized for impaired loans during the quarters ended March 31, 1998, December 31, 1997 and March31, 1997 was $367,000, $433,000 and $588,000, respectively, under the cash basis method of accounting. Interest income recognized under the accrual basis method of accounting for the quarters ended March 31, 1998, December 31, 1997 and March 31, 1997 totaled $367,000, $433,000 and $574,000, respectively.
There were no commitments to lend additional funds to borrowers whose loan terms have been modified.

Asset Quality

The following table sets forth certain asset quality ratios of the Bank at the periods indicated:


                                    March 31,     December 31,     March 31,
                                      1998            1997           1997
                                    ---------     ------------     ---------
Non-Performing Loans to
 Loans Receivable (1)                 0.92%           0.91%          1.85%

Non-Performing Assets to
 Total Assets (2)                     0.89%           0.95%          1.73%

Loan Loss Allowances to
 Non-Performing Loans (3)           196.31%         193.38%         90.78%

General Loss Allowances to
 Assets with Loss Exposure (4)        1.92%           1.86%          1.63%

General Loss Allowances to
 Total Assets with Loss
   Exposure (5)                       2.18%           2.12%          1.90%

---------------------------------


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

Non-performing Assets


The Bank defines non-performing assets as loans delinquent over 90 days (non-accrual loans), loans in foreclosure and real estate acquired by foreclosure. An analysis of non-performing assets as of the periods indicated follows:


                                            March 31,     December 31,     March 31,
                                              1998            1997           1997
                                           ----------     ------------    ----------
                                                     (Dollars in thousands)

Real estate acquired by foreclosure:
Single family                              $   4,552      $     5,806     $    8,897
Multi-family                                   1,541            4,034          3,806
Commercial                                       785              826            809
Other                                             52               52              -
Less:
   General valuation allowance                  (500)            (500)          (401)
                                           ---------      -----------     ----------
 Total real estate acquired by foreclosure     6,430           10,218         13,111
                                           ---------      -----------     ----------

Non-accrual loans:
Single family                                 16,862           16,799         21,652
Multi-family                                  16,057           15,785         46,913
Commercial                                     1,867            1,533          3,246
Other                                              -                -             21
Less:
 Valuation allowances (1)                     (4,885)          (4,738)       (13,385)
                                           ---------      -----------     ----------
    Total non-accrual loans                   29,901           29,379         58,447
                                           ---------      -----------     ----------
  Total non-performing assets              $  36,331      $    39,597     $   71,558
                                           =========      ===========     ==========

-------------------------------------


(1) Includes valuation allowances for impaired loans and loss allowances on other non-performing loans requiring fair value adjustments.


Real estate acquired by foreclosure at March 31, 1998 decreased 37% compared to December 31, 1997 and 51% compared to March 31, 1997 as a result of the continuing improvement in the Southern California real estate market. Properties are selling more quickly and property values are increasing compared to last year.

Non-accrual loans, net of valuation allowances, at March 31, 1998, were comparable to the December 31, 1997 level and decreased 49% compared to the March 31, 1997 level. The decrease in non-accrual loans since the first quarter of 1997 is primarily the result of an overall decline in loan delinquencies due to an improvement in the Southern California economy.

Sources of Funds

External sources of funds include deposits from several sources, advances from the Federal Home Loan Bank of San Francisco
("FHLB"), securitized borrowings and unsecured term funds.

Savings deposits are accepted from retail savings branches, a telemarketing department, and national deposit brokers. Including $17.2 million in interest credits during the 1998 first quarter, total savings deposits increased by $213.9 million during the first three months of 1998.

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

Deposits accepted by retail branches increased by $25.3 million during the first three months of 1998. The Bank continues to focus its marketing efforts on attracting liquid accounts and short term certificates of deposits. Retail deposits comprised 69% of total savings deposits as of March 31, 1998.

Telemarketing deposits are obtained by the Bank's employees via telephone, from depositors outside of the Bank's normal service areas. Telemarketing deposits increased by $42.6 million during the first quarter of 1998. The level of telemarketing deposits varies based on the availability of higher yielding investments to investors, who are often professional money managers. The availability of telemarketing deposits also varies based on the investors' perception of the Bank's creditworthiness. Telemarketing deposits comprised 7% of total deposits at March 31, 1998.

Deposits acquired from national brokerage firms ("brokered deposits") are considered a source of funds similar to borrowing. In evaluating brokered deposits as a source of funds, the cost of these deposits, including commission costs, is compared to other funding sources. Brokered deposits increased by $146.0 million during the 1998 first quarter. At March 31, 1998, brokered deposits comprised 24% of total deposits.

Total borrowings decreased by $320.4 million during the first quarter of 1998 due to net payoffs of $315.0 million in FHLB advances and $6.9 million in borrowings under reverse repurchase agreements, partially offset by $1.5 million in additional unsecured term funds.

Internal sources of funds include both principal payments and payoffs on loans and mortgage-backed securities, loan sales, and positive cash flows from operations. Principal payments include amortized principal and prepayments which are a function of real estate activity and the general level of interest rates. Total principal payments were $131.1 million for the first quarter of 1998. This compares with principal payments of $70.6 million for the first quarter of 1997.

Loan sales increased to $60.7 million for the first quarter of 1998 compared with loan sales of $1.2 million for the first quarter of 1997 due to an increase in the amount of saleable product originated, primarily fixed rate loans.

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



b)  Reports on Form 8-K

    No reports on Form 8-K were filed during the period ended
    March 31, 1998.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                FIRSTFED FINANCIAL CORP.
                                ------------------------
                                Registrant

                                Date:  May 13, 1998


                                By  /s/ BABETTE E. HEIMBUCH
                                    ---------------------------
                                    Babette E. Heimbuch
                                    President and
                                      Chief Executive Officer



                                By  /s/ DOUGLAS J. GODDARD
                                    ---------------------------
                                    Douglas J. Goddard
                                    Chief Financial Officer and
                                      Executive Vice President