Form 10-Q
period 1998-06-30
FIRSTFED FINANCIAL CORP
filed 1998-08-14
CIK 810536

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                       FOR THE QUARTER ENDED JUNE 30, 1998
                                       OR
                   TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


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

                                 Yes [x] No [ ]


AS OF AUGUST 1, 1998, 21,215,080 SHARES OF THE REGISTRANT'S $.01 PAR VALUE COMMON STOCK WERE OUTSTANDING.



================================================================================

                            FIRSTFED FINANCIAL CORP.
                                      INDEX


                                                                               PAGE
                                                                               ----
PART I. Financial Information

        Item 1. Financial Statements

                Consolidated Statements of Financial Condition                  3
                as of June 30, 1998, December 31, 1997
                and June 30, 1997

                Consolidated Statements of Operations and Comprehensive         4
                Earnings for the three months and six months ended
                June 30, 1998 and 1997

                Consolidated Statements of Cash Flows for the six               5
                months ended June 30, 1998 and 1997

                Notes to Consolidated Financial Statements                      6

        Item 2. Management's Discussion and Analysis of Financial               7
                Condition and Results of Operations


PART II. Other Information (omitted items are inapplicable)                    17

        Item 4. Submission of Matters to a Vote of Securities Holders

        Item 6. Exhibits and Reports on Form 8-K


SIGNATURES                                                                     19

                          PART I - FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

                     FIRSTFED FINANCIAL CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                  (Dollars in thousands, except per share data)

                                                         June 30,       December 31,        June  30,
                                                           1998              1997              1997
                                                       -----------      ------------       -----------
ASSETS
Cash and cash equivalents                              $   213,257       $   163,135       $   187,978
Investment securities, available-for-sale
  (at fair value)                                           43,001            48,910            67,159
Mortgage-backed securities, available-for-sale
 (at fair value)                                           630,881           676,058           696,530
Loans receivable, held-for-sale (fair value of
  $113,082, $40,800, and $11,482)                          112,315            40,382            11,335
Loans receivable, net                                    2,882,672         3,104,782         3,101,564
Accrued interest and dividends receivable                   26,102            26,990            27,366
Real estate                                                  5,992            10,257            13,031
Office properties and equipment, net                        11,516             9,868             9,498
Investment in Federal Home Loan Bank
 (FHLB) stock, at cost                                      70,613            68,592            66,004
Other assets                                                14,032            11,141            12,738
                                                       -----------       -----------       -----------
                                                       $ 4,010,381       $ 4,160,115       $ 4,193,203
                                                       ===========       ===========       ===========

LIABILITIES
Deposits                                               $ 2,139,018       $ 1,943,647       $ 1,960,394
FHLB advances and other borrowings                       1,028,500         1,364,000         1,382,500
Securities sold under agreements to repurchase             555,719           577,670           601,849
Accrued expenses and other liabilities                      46,849            52,011            46,004
                                                       -----------       -----------       -----------
                                                         3,770,086         3,937,328         3,990,747
                                                       -----------       -----------       -----------

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY
Common stock, par value $.01 per share;
 authorized 25,000,000 shares; issued 23,062,120
 23,022,276, and 22,997,788 shares, outstanding
 21,215,080, 21,175,236, and 21,150,748 shares(1)              231               230               230
 Additional paid-in capital                                 29,841            29,513            29,295
Retained earnings - substantially  restricted              223,845           207,065           194,481
Loan to employee stock ownership plan                       (1,789)           (1,744)           (2,187)
Treasury stock, at cost, 1,847,040 shares(1)               (11,885)          (11,885)          (11,885)
     Accumulated other comprehensive earnings -
       unrealized gain (loss) on securities
       available-for-sale, net of taxes                         52              (392)           (7,478)
                                                       -----------       -----------       -----------
                                                           240,295           222,787           202,456
                                                       -----------       -----------       -----------
                                                       $ 4,010,381       $ 4,160,115       $ 4,193,203
                                                       ===========       ===========       ===========

-----------

(1) All per share amounts have been adjusted to reflect the two-for-one stock split declared June 25, 1998 to shareholders of record as of July 15, 1998.

          See accompanying notes to consolidated financial statements.

                     FIRSTFED FINANCIAL CORP. AND SUBSIDIARY
        CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE EARNINGS
                  (Dollars in thousands, except per share data)

                                                            Three Months Ended                   Six Months Ended
                                                                 June 30,                            June 30,
                                                     ------------------------------      -------------------------------
                                                         1998              1997              1998               1997
                                                     ------------      ------------      ------------       ------------
INTEREST INCOME:
  Interest on loans                                  $     59,901       $     58,409      $    121,577      $    116,222
  Interest on mortgage-backed securities                   10,907             12,268            22,439            24,904
  Interest and dividends on investments                     2,779              3,268             5,526             6,505
                                                     ------------       ------------      ------------      ------------
  Total interest income                                    73,587             73,945           149,542           147,631
                                                     ------------       ------------      ------------      ------------

INTEREST EXPENSE:
  Interest on deposits                                     25,060             23,968            49,082            46,866
  Interest on borrowings                                   22,613             26,949            48,095            53,704
                                                     ------------       ------------      ------------      ------------
  Total interest expense                                   47,673             50,917            97,177           100,570
                                                     ------------       ------------      ------------      ------------

Net interest income                                        25,914             23,028            52,365            47,061
Provision for loan losses                                   2,100              5,500             4,600            11,500
                                                     ------------       ------------      ------------      ------------
Net interest income
  after provision for loan losses                          23,814             17,528            47,765            35,561
                                                     ------------       ------------      ------------      ------------

NON-INTEREST INCOME:
  Loan and other fees                                       1,567              1,509             1,607             3,005
  Gain on sale of  loans                                    1,204                 25             1,863                30
  Real estate operations, net                                 133                467               665             1,098
  Other operating income                                    1,070                889             2,094             1,659
                                                     ------------       ------------      ------------      ------------
  Total non-interest income                                 3,974              2,890             6,229             5,792
                                                     ------------       ------------      ------------      ------------

Non-interest expense                                       12,684             10,996            24,674            22,908
                                                     ------------       ------------      ------------      ------------

Earnings before income taxes                               15,104              9,422            29,320            18,445
Income tax provision                                        6,467              4,074            12,540             7,929
                                                     ------------       ------------      ------------      ------------
Net earnings                                         $      8,637       $      5,348      $     16,780      $     10,516
                                                     ============       ============      ============      ============


Other comprehensive earnings - unrealized
  gain (loss) on securities available-for-sale,
  net of taxes                                             (1,082)             1,723               444            (3,288)
                                                     ------------       ------------      ------------      ------------

Comprehensive earnings                               $      7,555       $      7,071      $     17,224      $      7,228
                                                     ============       ============      ============      ============

Earnings per share:
  Basic                                              $       0.41       $       0.25      $       0.79      $       0.50
                                                     ============       ============      ============      ============
  Diluted                                            $       0.40       $       0.25      $       0.78      $       0.49
                                                     ============       ============      ============      ============


Weighted average shares outstanding:
  Basic                                                21,206,104         21,132,438        21,193,532        21,109,014
                                                     ============       ============      ============      ============
  Diluted                                              21,677,810         21,438,692        21,642,628        21,401,888
                                                     ============       ============      ============      ============

-----------

(1) All per share amounts have been adjusted to reflect the two-for-one stock split declared June 25, 1998 to shareholders of record as of July 15, 1998.


          See accompanying notes to consolidated financial statements.

                     FIRSTFED FINANCIAL CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                     Six Months Ended
                                                                         June 30,
                                                                -------------------------
                                                                  1998             1997
                                                                ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                    $  16,780       $  10,516
Adjustments to reconcile net earnings
       to net cash provided by operating activities:
  Net change in loans-held-for-sale                               (71,933)         (5,140)
   Provision for loan losses                                        4,600          11,500
   Provision for REO losses                                           484             581
  Valuation adjustments on real estate sold                        (1,686)         (2,984)
  Amortization of fees and discounts                                   40            (613)
  Negative amortization on loans                                     (678)         (1,319)
   (Increase) decrease  in interest  and
    dividends receivable                                              888            (456)
  Increase in interest payable                                      4,761             631
   Other                                                           (8,576)           (517)
                                                                ---------       ---------
  Total adjustments                                               (72,100)          1,683
                                                                ---------       ---------
      Net cash provided by operating activities                   (55,320)         12,199
                                                                ---------       ---------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Loans made to customers net of principal
    collection on loans                                           208,270         (91,117)
  Loans repurchased under recourse arrangements                      (439)         (5,468)
  Proceeds from sales of real estate                               15,920          35,525
  Principal reductions on mortgage-backed securities
    available-for-sale                                             45,930          33,629
  Purchase of investment securities available-for-sale            (11,045)        (28,300)
  Proceeds from maturities and principal payments
    on investment securities available-for-sale                    17,071          30,166
  Purchase of FHLB stock                                               --          (1,666)
  Other                                                            (1,946)           (491)
                                                                ---------       ---------
       Net cash provided by (used in) investing activities        273,761         (27,722)
                                                                ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net  increase in savings deposits                               195,371           2,946
  Net increase (decrease) in short term borrowings               (747,451)         93,867
  Increase in long term borrowings                                390,000              --
  Repayment of long term borrowings                                    --         (50,000)
  Payment of prior period taxes and interest to IRS                (2,295)         (9,812)
  Other                                                            (3,944)          4,098
                                                                ---------       ---------
       Net cash provided by (used in) financing activities       (168,319)         41,099
                                                                ---------       ---------
  Net increase in cash and cash equivalents                        50,122          25,576
  Cash and cash equivalents at beginning of period                163,135         162,402
                                                                ---------       ---------
  Cash and cash equivalents at end of period                    $ 213,257       $ 187,978
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

2. Earnings per share and weighted average shares outstanding for the three and six months periods of 1997 have been restated to reflect the adoption of Statement of Financial Accounting Standards No. 128 (SFAS No. 128.) Basic earnings per share is based on the weighted average shares of common stock outstanding for the period while diluted earnings per share gives effect to all dilutive potential common shares that were outstanding during part or all of the period.

The Board of Directors of FirstFed Financial Corp. declared a two-for-one stock spilt on June 25, 1998 to shareholders of record on July 15, 1998. The additional shares were distributed on July 30, 1998. All per share computations for 1997 and 1998 have been adjusted for the stock split.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

At June 30, 1998, FirstFed Financial Corp. (the "Company"), holding company for First Federal Bank of California and its subsidiaries (the "Bank"), had consolidated assets totaling $4.0 billion, compared to $4.2 billion at December 31, 1997 and June 30, 1997. The decrease in assets during the last six months is due to payoffs of loans and mortgage-backed securities.

The Bank's primary market area is Southern California which is undergoing a period of economic growth. Improvement has been noted in several areas of the Bank's operations as it continues to recover from the economic downturn earlier this decade. Non-performing assets have decreased significantly to 0.84% as of June 30, 1998 from 1.39% as of June 30, 1997 and 2.52% as of June 30, 1996. Net
loan charge-offs declined to $1.8 million and $2.2 million for the second quarter and first six months of 1998, respectively, from $5.3 million and $9.0 million for the same periods of 1997, respectively.

Loan originations increased to $162.7 million and $314.0 million for the second quarter and first six months of 1998 from $124.1 million and $212.0 million for the same periods of 1997, respectively. Since these were primarily fixed rate loan products which are not maintained in the Bank's loan portfolio, loan sales increased commensurably to $125.5 million and $186.2 million for the second quarter and first six months of 1998 from $2.0 million and $3.2 million for the second quarter and first six months of 1997.

The Bank's portfolio of loans, including mortgage-backed securities, decreased to $3.6 billion at June 30, 1998 from $3.8 billion at December 31, 1997 and $3.8 billion as of June 30, 1997. The decrease in the loan portfolio is attributable to higher than normal payoffs of adjustable rate loans due to customer preference for fixed rate loans in the current interest rate environment.

The following table shows the components of the Bank's portfolio of loans and mortgage-backed securities by collateral type as of the dates indicated:

                                                 June 30,      December 31,      June 30,
                                                   1998            1997            1997
                                                ----------     ------------     ----------
                                                          (Dollars in thousands)
REAL ESTATE LOANS:
   First trust deed residential loans:
     One unit                                   $1,371,602      $1,440,761      $1,366,157
     Two to four units                             343,470         351,175         345,852
     Five or more units                          1,158,859       1,217,577       1,249,930
                                                ----------      ----------      ----------
        Residential loans                        2,873,931       3,009,513       2,961,939

  OTHER REAL ESTATE LOANS:
     Commercial and industrial                     187,161         196,575         205,491
     Second trust deeds                             13,867          15,441          17,444
     Other                                           3,433           6,303           6,735
                                                ----------      ----------      ----------
        Real estate loans                        3,078,392       3,227,832       3,191,609

   NON-REAL ESTATE LOANS:
     Manufactured housing                            1,113           1,154           1,314
     Deposit accounts                                1,032           1,644           1,721
     Consumer                                          400             185             112
                                                ----------      ----------      ----------
        Loans receivable                         3,080,937       3,230,815       3,194,756

  LESS:
     General valuation allowances-
loan portfolio                                      65,546          61,237          53,321
     Valuation allowances - impaired loans           7,829           9,775          12,019
     Unrealized loan fees                           12,575          14,639          16,517
                                                ----------      ----------      ----------
        Net loans receivable                     2,994,987       3,145,164       3,112,899

  FHLMC AND FNMA MORTGAGE-
    BACKED SECURITIES (at fair value):
     Secured by single family dwellings            612,585         657,342         677,587
     Secured by multi-family dwellings              18,296          18,716          18,943
                                                ----------      ----------      ----------
        Mortgage-backed securities                 630,881         676,058         696,530
                                                ----------      ----------      ----------
           TOTAL                                $3,625,868      $3,821,222      $3,809,429
                                                ==========      ==========      ==========


Because the Bank structures mortgage-backed securities with loans from its own portfolio, mortgage-backed securities generally have the same experience with respect to prepayment, repayment, delinquencies and other factors as the remainder of the Bank's loan portfolio. No mortgage-backed securities were created during 1998 or 1997.

The mortgage-backed securities portfolio, classified as available-for-sale, was recorded at fair value as of June 30, 1998. A positive fair value adjustment of $361 thousand, net of taxes, was reflected in stockholders' equity as of June 30, 1998. This adjustment represents a $436 thousand increase from the $75 thousand unrealized loss recorded as of December 31, 1997.

The investment securities portfolio, classified as available-for-sale, was recorded at fair value as of June 30, 1998. An unrealized loss of $309 thousand, net of taxes, was reflected in stockholders' equity as of June 30, 1998. This adjustment represented an $8 thousand decrease from the $317 thousand unrealized loss recorded as of December 31, 1997.

Asset/Liability Management

The one year Gap ratio (the difference between rate-sensitive assets and liabilities repricing within one year or less as a percentage of total assets) was a positive $498 million or 12.42% of total assets at June 30, 1998. In comparison, the one year Gap ratio was a positive $172 million or 4.14% of total assets as of December 31, 1997 and a positive $235 million or 5.60% of total assets as of June 30, 1997.

Since over 94% of the Bank's loans adjust monthly based upon changes in the Eleventh District Cost of Funds Index ("COFI Index"), the Bank's one year Gap position varies primarily based upon the remaining terms of its savings and borrowings. The longer the term of the Bank's liabilities, the more positive the one year Gap. The increase in the Company's positive Gap from December 31, 1997 to June 30, 1998 is primarily due to a $390 million increase in long term borrowings during the period.

A positive Gap normally benefits a financial institution in times of increasing interest rates. However, because there is a three month time lag before changes in the COFI Index can be implemented with respect to the Bank's loans, the Bank's net interest income typically declines during periods of increasing interest rates.

Capital

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and percentages of total capital to risk-weighted assets. The Bank meets the standards necessary to be deemed well capitalized under the applicable regulatory requirements . The following table summarizes the Bank's actual capital and required capital as of June 30, 1998:



                                            Tangible             Core           Risk-based
                                             Capital           Capital           Capital
                                           -----------       -----------       -----------
                                                         (Dollars in thousands)
Actual Capital:
    Amount                                 $   277,247       $   277,247       $   305,768
    Ratio                                         6.89%             6.89%            13.62%
Minimum required capital:
     Amount                                $    60,329       $   120,659       $   179,575
     Ratio                                        1.50%             3.00%             8.00%
Well capitalized required capital:
     Amount                                         --       $   201,098       $   224,469
     Ratio                                          --              5.00%            10.00%


Pursuant to the Board of Directors' authorization in 1987, the Company may repurchase up to 10% of its outstanding shares of common stock that were outstanding as of December 31, 1987. No shares were repurchased during the first six months of 1998 or during 1997. As of June 30, 1998, 274,000 shares remained eligible for repurchase.

RESULTS OF OPERATIONS

The Company reported consolidated net earnings of $8.6 million for the second quarter of 1998 compared to net earnings of $5.3 million for the second quarter of 1997. The improved earnings resulted primarily from a 62% decrease in the provision for loan losses to $2.1 million for the second quarter of 1998 from $5.5 million for the second quarter of 1997 and a 13% increase in net interest income to $25.9 million for the second quarter of 1998 from $23.0 million for the second quarter of 1997.

The Company reported consolidated net earnings of $16.8 million for the first six months of 1998 compared to $10.5 million for the same period last year. The provision for loan losses for the first six months of 1998 was $4.6 million compared to $11.5 million for the first six months of 1997. Net interest income increased to $52.4 million for the first six months of 1998 from $47.1 million for the first six months of 1997.

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

Listed below is a summary of the activity in the general valuation allowance and the valuation allowance for impaired loans for the Bank's loan portfolio during the periods indicated:

                                      Six Months Ended June 30, 1998
                                  --------------------------------------
                                   General      Impaired
                                  Valuation     Valuation
                                  Allowances    Allowances        Total
                                  ----------    ----------      --------
                                           (Dollars in thousands)
Balance at December 31, 1997      $ 61,237       $  9,775       $ 71,012
Provision for loan losses            4,024            576          4,600
Charge-offs:
   Single family                    (1,077)          (294)        (1,371)
   Multi-family                       (506)        (1,614)        (2,120)
   Commercial                          (47)            --            (47)
   Non-real estate                      (1)            --             (1)
                                  --------       --------       --------
 Total charge-offs                  (1,631)        (1,908)        (3,539)
Recoveries                           1,302             --          1,302
Impaired loan recoveries               614           (614)            --
                                  --------       --------       --------
Net charge-offs                        285         (2,522)        (2,237)
                                  --------       --------       --------
Balance at June 30, 1998          $ 65,546       $  7,829       $ 73,375
                                  ========       ========       ========




                                      Six Months Ended June 30, 1997
                                  --------------------------------------
                                   General      Impaired
                                  Valuation     Valuation
                                  Allowances    Allowances        Total
                                  ----------    ----------      --------
                                           (Dollars in thousands)
Balance at December 31, 1996      $ 54,900       $ 12,350       $ 67,250
Provision for loan losses            6,045          5,455         11,500
Charge-offs:
   Single family                    (3,255)          (179)        (3,434)
   Multi-family                     (1,568)        (5,033)        (6,601)
   Commercial                           --           (574)          (574)
                                  --------       --------       --------
Total charge-offs                   (4,823)        (5,786)       (10,609)
Recoveries                           1,433             --          1,433
                                  --------       --------       --------
Net charge-offs                     (3,390)        (5,786)        (9,176)
                                  --------       --------       --------
Transfers to general valuation
   allowance for real estate        (4,234)            --         (4,234)
                                  --------       --------       --------
Balance at June 30, 1997          $ 53,321       $ 12,019       $ 65,340
                                  ========       ========       ========

The Bank also maintains a valuation allowance for loans sold with recourse, recorded as a liability. This allowance was 6.17% of loans sold with recourse as of June 30, 1998, compared to 5.97% as of December 31, 1997 and 5.80% as of June 30, 1997. The balance of loans sold with recourse totaled $211.1 million, $218.1 million and $221.2 million as of June 30, 1998, December 31, 1997 and June 30, 1997, respectively. The Bank has not entered into any new recourse arrangements since 1989. Listed below is a summary of the activity in the valuation allowance for loans sold with recourse during the periods indicated:

                                   Six Months Ended June 30,
                                   -------------------------
                                      1998          1997
                                    --------      --------
                                     (Dollars in thousands)
Balance at beginning of period      $ 13,029      $  8,398
Charge-offs                               --           (70)
Recoveries                                --           268
Transfers from general  loan
    valuation allowance                   --         4,234
                                    --------      --------
Balance at end of period            $ 13,029      $ 12,830
                                    ========      ========


The following table summarizes the activity in the general valuation allowance for real estate acquired by foreclosure for the periods indicated:

                                   Six Months Ended June 30,
                                   -------------------------
                                      1998           1997
                                    --------       --------
                                     (Dollars in thousands)
Balance at beginning of period      $ 500            $ 520
Provision for losses                  484              581
Charge-offs                          (484)            (841)
                                    -----            -----
Balance at end of period            $ 500            $ 260
                                    =====            =====


Net Interest Income

The Company's interest rate margin increased to 2.41% for the second quarter of 1998 from 2.07% for the second quarter of 1997. During the first six months of 1998, the interest rate margin increased to 2.38% from 2.08% for the same period of last year. The increases are due to a reduction in non-performing assets compared to the prior year. Also, the Bank's cost of funds decreased slightly compared to the prior year periods while the index which determines the yield on the Bank's loan portfolio increased. The COFI Index (on a lagged basis) determines the yield on over 94% of the loan portfolio. The average Index in effect during the three months and six months ended June 30, 1998 increased by 0.12% and 0.10%, respectively, compared to the same periods of the prior year. The Bank's cost of funds decreased by 0.13% during the three months ended June 30, 1998 over the same period of last year and decreased by 0.06% during the first six months of 1997 compared to the same period of last year.

The following table sets forth: (i) the average daily dollar amounts of and average yields earned on loans, mortgage-backed securities and investment securities, (ii) the average daily dollar amounts of and average rates paid on savings and borrowings, (iii) the average daily dollar differences, (iv) the interest rate spreads, and (v) the effective net spreads for the periods indicated:

                                       During the Six Months Ended June 30,
                                       ------------------------------------
                                               1998             1997
                                            ----------       ----------
                                              (Dollars In Thousands)
Average loans and mortgage-backed
 securities                                 $3,764,813       $3,794,458
Average investment securities                  133,013          164,210
                                            ----------       ----------
Average interest-earning assets              3,897,826        3,958,668
                                            ----------       ----------
Average savings deposits                     2,115,680        2,008,295
Average borrowings                           1,654,986        1,846,517
                                            ----------       ----------
Average interest-bearing liabilities         3,770,666        3,854,812
                                            ----------       ----------
Excess of interest-earning assets over
 interest-bearing liabilities               $  127,160       $  103,856
                                            ==========       ==========

Yields earned on average interest
 earning assets                                   7.56%            7.32%
Rates paid on average interest-
 bearing liabilities                              5.18             5.24
Net interest rate spread                          2.38             2.08
Effective net spread (1)                          2.54             2.22

Total interest income                       $  147,278       $  144,925
Total interest expense                          97,146          100,554
                                            ----------       ----------
                                                50,132           44,371
Total other items (2)                            2,233            2,690
                                            ----------       ----------
Net interest income                         $   52,365       $   47,061
                                            ==========       ==========

                                       During the Six Months Ended June 30,
                                       ------------------------------------
                                               1998             1997
                                            ----------       ----------
                                              (Dollars In Thousands)
Average loans and mortgage-backed
 securities                                 $3,721,550       $3,803,616
Average investment securities                  126,449          161,210
                                            ----------       ----------
Average interest-earning assets              3,847,999        3,964,826
                                            ----------       ----------
Average savings deposits                     2,157,953        2,030,509
Average borrowings                           1,565,308        1,827,425
                                            ----------       ----------
Average interest-bearing liabilities         3,723,261        3,857,934
                                            ----------       ----------
Excess of interest-earning assets over
 interest-bearing liabilities               $  124,738       $  106,892
                                            ==========       ==========

Yields earned on average interest
 earning assets                                   7.53%            7.34%
Rates paid on average interest-
 bearing liabilities                              5.12             5.27
Net interest rate spread                          2.41             2.07
Effective net spread (1)                          2.58             2.22

Total interest income                       $   72,475       $   72,813
Total interest expense                          47,671           50,908
                                            ----------       ----------
                                                24,804           21,905
Total other items (2)                            1,110            1,123
                                            ----------       ----------
Net interest income                         $   25,914       $   23,028
                                            ==========       ==========

----------

(1) The effective net spread is a fraction, the denominator of which is the average dollar amount of interest-earning assets, and the numerator of which is net interest income (excluding stock dividends and miscellaneous interest income).

(2) Includes Federal Home Loan Bank Stock and other miscellaneous items, including interest on California tax refunds at June 30, 1997.

NON-INTEREST INCOME AND EXPENSE

Loan and other fees were $1.5 million and $1.6 million for the second quarter and first six months of 1998, respectively, compared to $1.5 million and $3.0 million for the same 1997 periods, respectively. The year-to-date decrease is due to a $1.4 million provision for impairment of the Bank's servicing assets recognized in the first quarter of 1998. Servicing assets are normally amortized over the expected lives of the loans being serviced. The provision, recorded as an adjustment to loan servicing fees in the current quarter, reflects the impact of higher expected prepayment rates on the existing mortgage portfolio due to lower interest rates on fixed rate mortgages.

Gain on sale of loans results primarily from loan fees recognized at the time of sale and increased to $1.2 million and $1.9 million, respectively for the second quarter and first six months of 1998 from $25 thousand and $30 thousand, respectively, for the second quarter and first six months of 1997. The volume of loans sold totaled $125.5 million and $186.2 million, respectively, during the second quarter and first six months of 1998 compared to $2.0 million and $3.2 million, respectively for the same periods of 1997. The increase in the volume of loans sold results from borrower demand for fixed rate loans. The Bank originates fixed rate loans only for sale in the secondary markets.

Real estate operations produced net gains of $133 thousand and $467 thousand for the second quarter of 1998 and 1997, respectively. For the first six months of 1998 and 1997, real estate operations produced net gains of $665 thousand and $1.1 million, respectively. The lower level of income from real estate operations results from a decrease in the level of foreclosed properties. Gains on sale typically result from the recovery of excess valuation allowances.

Other operating income increased to $1.1 million during the second quarter of 1998 from $889 thousand for the same quarter last year. For the first six months of 1998 other operating income increased to $2.1 million from $1.7 million for the prior year. The improved amounts are due to increased fees collected for services rendered at the retail savings branches and increased ATM fees.

Non-interest expense decreased to 1.26% of average total assets during the second quarter of 1998 compared to 1.06% for the same period of 1997. For the first six months of 1998 non-interest expenses were 1.21% of average total assets compared to 1.10% for the first six months of 1997. Expenses rose primarily due to investments being made in new operating systems, the development of new business lines and higher incentive compensation costs on larger loan volume and deposit growth.


NON-ACCRUAL, PAST DUE, MODIFIED  AND RESTRUCTURED LOANS

The Bank accrues interest earned but uncollected for every loan without regard to its contractual delinquency status but establishes a specific interest allowance for each loan which becomes 90 days or more past due or is in foreclosure. Loans on which delinquent interest allowances had been established (non-accrual loans) totaled $31.2 million at June 30, 1998 compared to $34.1 million at December 31, 1997 and $54.9 million at June 30, 1997.

The amount of interest that has been reserved for loans 90 days or more delinquent or in foreclosure was $1.9 million at June 30, 1998, $1.8 million at December 31, 1997 and $3.4 million at June 30, 1997.

The Bank's modified loans resulted primarily from temporary modifications of principal and interest payments. Under these arrangements, loan terms are typically reduced to no less than a monthly interest payment required under the note. If the borrower is unable to return to scheduled principal and interest payments at the end of the modification period, foreclosure proceedings are initiated or the modification period may be extended. As of June 30, 1998, the Bank had modified loans totaling $9.2 million, net of loan loss allowances totaling $3.5 million, compared with $16.7 million, net of loan loss allowances of $4.1 million, at December 31, 1997 and $8.7 million, net of loan loss allowances of $525 thousand, at June 30, 1997.

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

The following is a summary of impaired loans, net of valuation allowances for impairment, as of the dates indicated:

                                    June 30,         December 31,         June 30,
                                      1998               1997               1997
                                   ----------        ------------        ---------
                                                  (Dollars in thousands)
Non-accrual loans                  $    5,551          $   8,260          $  17,887
Modified loans                          8,472              8,090              4,539
Other impaired loans                    5,700              9,335             10,969
                                   ----------          ---------          ---------
                                   $   19,723          $  25,685          $  33,395
                                   ==========          =========          =========


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


                                  June 30,     December 31,    June 30,
                                    1998           1997          1997
                                  --------     ------------   ----------
                                         (Dollars in thousands)
Present value method              $  1,067       $  1,067       $  1,071
Fair value method                   18,656         24,618         32,324
                                  --------       --------       --------
Total impaired loans              $ 19,723       $ 25,685       $ 33,395
                                  ========       ========       ========



Impaired loans for which there were no valuation allowances established totaled $2.5 million, $2.5 million and $4.2 million as of June 30, 1998, December 31, 1997, and June 30, 1997, respectively. See "Results of Operations" for an analysis of activity in the valuation allowance for impaired loans.

The table below shows the Bank's net investment in non-performing loans determined to be impaired, by property type, as of the dates indicated:

                                  June 30,     December 31,    June 30,
                                    1998           1997          1997
                                  --------     ------------   ----------
                                         (Dollars in thousands)
Single family                     $     --       $    856       $  1,879
Multi-family                         5,081          6,893         15,555
Commercial                             470            511            453
                                  --------       --------       --------
                                  $  5,551       $  8,260       $ 17,887
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

The average recorded investment in impaired loans during the quarters ended June 30, 1998, December 31, 1997 and June 30, 1997 was $19.8 million, $24.5 million and $30.6 million, respectively. The amount of interest income recognized for impaired loans during the quarters ended June 30, 1998, December 31, 1997 and June 30, 1997 was $337 thousand, $433 thousand and $361 thousand, respectively, under the cash basis method of accounting. Interest income recognized under the accrual basis method of accounting for the quarters ended June 30, 1998, December 31, 1997 and June 30, 1997 was $343 thousand, $433 thousand and $360 thousand, respectively.


ASSET QUALITY

The following table sets forth certain asset quality ratios of the Bank at the dates indicated:

                                   June 30,      December 31,   June 30,
                                     1998            1997         1997
                                   --------      ------------   --------
Non-Performing Loans to
  Loans Receivable(1)                 0.90%          0.91%          1.41%

Non-Performing Assets to
  Total Assets(2)                     0.84%          0.95%          1.39%

Loan Loss Allowances to
  Non-Performing Loans (3)          220.79%        193.38%        114.99%

General Loss Allowances to
  Assets with Loss Exposure(4)        2.07%          1.86%          1.65%

General Loss Allowances to
  Total Assets with Loss
  Exposure(5)                         2.32%          2.12%          1.92%

--------------------

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

NON-PERFORMING ASSETS

The Bank defines non-performing assets as loans delinquent over 90 days (non-accrual loans), loans in foreclosure and real estate acquired by foreclosure (real estate owned). An analysis of non-performing assets follows as of the dates indicated:

                                  June 30,     December 31,     June 30,
                                    1998           1997           1997
                                  --------     ------------     --------
                                          (Dollars in thousands)
Real estate owned:
Single family                     $  2,899       $  5,806       $  5,125
Multi-family                         3,021          4,034          6,550
Commercial                             481            826          1,576
Other                                   53             52             23
Less:
  General valuation allowance         (500)          (500)          (260)
                                  --------       --------       --------
     Total real estate owned         5,954         10,218         13,014
                                  --------       --------       --------

Non-accrual loans:
Single family                       15,794         16,799         17,859
Multi-family                        13,495         15,785         34,674
Commercial                           2,008          1,533          2,369
Other                                   --             --             32
Less:
   Valuation allowances (1)         (3,553)        (4,738)        (9,850)
                                  --------       --------       --------
     Total non-accrual loans        27,744         29,379         45,084
                                  --------       --------       --------
Total non-performing assets       $ 33,698       $ 39,597       $ 58,098
                                  ========       ========       ========

-------------------

(1) Includes valuation allowances for impaired loans and loss allowances on other non-performing loans requiring fair value adjustments.

Real estate owned at June 30, 1998 decreased 42% compared to December 31, 1997 and 54% compared to June 30, 1997 due to improvement in the Southern California real estate market. Properties are selling faster and property values have increased compared to the prior year.

Non-accrual loans, net of valuation allowances, at June 30, 1998 decreased 6% compared to the level at December 31, 1997 and decreased 38% from the level one year ago. An overall decline in loan delinquencies, resulting from improvement in the Southern California economy, led to the current year decrease.

SOURCES OF FUNDS

External sources of funds include savings deposits from several sources, advances from the Federal Home Loan Bank of San Francisco ("FHLB"), securitized borrowings and unsecured term funds.

Savings deposits are accepted from retail banking offices, a telemarketing department, and national deposit brokers. Including $21.2 million and $38.4 million in interest credits during the second quarter and first six months of 1998, respectively, total savings deposits decreased by $18.4 million and increased by $195.4 million during the same 1998 periods, respectively.

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

Deposits accepted by retail branches increased by $7.8 million and $33.0 million during the second quarter and first six months of 1998, respectively. The Bank continues to focus its marketing efforts on attracting liquid accounts and short term certificates of deposits. Retail deposits comprised 70% of total savings deposits as of June 30, 1998.

Telemarketing deposits are obtained by the Bank's employees via telephone, from depositors outside of the Bank's normal service areas. Telemarketing deposits decreased by $33.1 million and increased by $9.5 million during the second quarter and first six months of 1998, respectively. The level of telemarketing deposits varies based on the availability of higher yielding investments to investors, who are often professional money managers. The availability of telemarketing deposits also varies based on the investors' perception of the Bank's creditworthiness. Telemarketing deposits comprised 5% of total deposits at June 30, 1998.

Deposits acquired from national brokerage firms ("brokered deposits") are considered a source of funds similar to borrowing. In evaluating brokered deposits as a source of funds, the cost of these deposits, including commission costs, is compared to other funding sources. Brokered deposits increased by $6.9 million and $152.9 million during the second quarter and first six months of 1998, respectively. At June 30, 1998, brokered deposits comprised 25% of total deposits.

Total borrowings decreased by $37.1 million during the second quarter of 1998 due to net payoffs of $15.1 million in borrowings under reverse repurchase agreements, $2.0 million in unsecured term funds and $20.0 million in advances from the FHLB. Total borrowings decreased by $357.5 million during the first six months of 1998 due to net payoffs of $22.0 million in borrowings under reverse repurchase agreements, $0.5 million in additional unsecured term funds and $335.0 million in advances from the FHLB.

Internal sources of funds include both principal payments and payoffs on loans and mortgage-backed securities, loan sales, and positive cash flows from operations. Principal payments include amortized principal and prepayments which are a function of real estate activity and the general level of interest rates. Total principal payments were $253.4 million and $384.5 million for the second quarter and first six months of 1998, respectively. This compares with principal payments of $79.5 million and $150.1 million for the second quarter and first six months of 1997, respectively.

Loan sales increased to $125.5 million and $186.2 million for the second quarter and the first six months of 1998, respectively, compared with sales of $2.0 million and $3.2 million for the second quarter and first six months of 1997. The amount of salable product originated during 1998 increased due to borrower preference for fixed rate loans which are generally sold by the Bank.


                                PART II - OTHER INFORMATION


        ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

                  On April 24, 1998 the Company held its Annual Meeting of Stockholders for the purpose of voting on two proposals. The following are the matters voted on at the meeting and the votes cast for, against or withheld, and abstentions as to each such matter. There were no broker non-votes as to these matters.

         1)      Election of Directors.

                                                      For              Against        Abstain
                                                   ---------           -------        -------
                 Babette E. Heimbuch               9,870,198             1,903            0
                 William S. Mortensen              9,870,460             1,641            0
                 John R. Woodhull                  9,844,871            27,230            0

         2) Ratification of KPMG Peat Marwick LLP as independent public auditors for the Company for 1997.



                 For                                  9,840,627
                 Against                                 28,883
                 Abstain                                  2,591


        ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

             a)  Exhibits

                 (3.) Certificate of Incorporation and By Laws filed as Exhibit
                 (1)(a) to Form 8-A dated June 4, 1987 and incorporated by reference.

                 (4.1) Amended and Restated Rights Agreement filed as Exhibit
                 4.1 to Form 8-A/A, dated June 25, 1998 and incorporated by reference.

                 (4.2) Indenture filed as Exhibit 4 to Amendment No. 3 to Form S-3 dated September 20, 1994 and incorporated by reference.

                 (10.1) Deferred Compensation Plan filed as Exhibit 10.3 to Form 10-K for the fiscal year ended December 31, 1983 and incorporated by reference.

                 (10.2) Amended Supplemental Executive Retirement Plan dated May 30, 1998.

                 (10.3) Form of Change in Control Employment Agreement effective September 26, 1996 filed as Exhibit 10.4 to Form 10-Q for the quarter ended September 30, 1996 and incorporated by reference.

                 (10.4) Form of Directors Stock Incentive Plan effective January 1, 1997 filed as Appendix A to Proxy Statement dated March 18, 1997 for Annual Meeting of Stockholders and incorporated by reference.

                 (11.1) Computation of earnings per share. Part I hereof is incorporated by reference.

             b)  Reports on Form 8-K

                 No reports on Form 8-K were filed during the period ended June 30, 1998.

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





                                       FIRSTFED FINANCIAL CORP.
                                       ------------------------
                                       Registrant

                                       Date:    August 13, 1998



                                       By /s/ BABETTE E. HEIMBUCH
                                         ---------------------------------------
                                          Babette E. Heimbuch
                                          President and
                                          Chief Executive Officer



                                       By  /s/  DOUGLAS J. GODDARD
                                         ---------------------------------------
                                          Douglas J. Goddard
                                          Chief Financial Officer and
                                          Executive Vice President