Form 10-Q
period 1998-09-30
FIRSTFED FINANCIAL CORP
filed 1998-11-16
CIK 810536

================================================================================




                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998
                                       OR
                   TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


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

                           Yes [X]       No [ ]


AS OF OCTOBER 31, 1998, 21,127,426 SHARES OF THE REGISTRANT'S $.01 PAR VALUE COMMON STOCK WERE OUTSTANDING.




================================================================================

                            FIRSTFED FINANCIAL CORP.
                                      INDEX



                                                                                         Page
                                                                                         ----
PART I.     Financial Information

            Item 1.    Financial Statements

                       Consolidated Statements of Financial Condition
                       as of September 30, 1998, December 31, 1997
                       and September 30, 1997                                              3


                       Consolidated Statements of Earnings and Comprehensive
                       Earnings for the three months and nine months ended
                       September 30, 1998 and 1997                                         4

                       Consolidated Statements of Cash Flows for the nine
                       months ended September 30, 1998 and 1997                            5

                       Notes to Consolidated Financial Statements                          6

            Item 2.    Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                                 8

PART II.    Other Information (omitted items are inapplicable)

            Item 6.    Exhibits and Reports on Form 8-K                                   20

SIGNATURES                                                                                21

                          PART I - FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

                     FIRSTFED FINANCIAL CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                  (Dollars in thousands, except per share data)
                                   (Unaudited)


                                                         September 30,    December 31,   September 30,
                                                              1998            1997            1997
                                                         -------------    -----------    -------------
ASSETS
Cash and cash equivalents                                 $   143,197     $   163,135     $    92,437
Investment securities, available-for-sale
  (at fair value)                                              42,411          48,910          50,165
Mortgage-backed securities, available-for-sale
  (at fair value)                                             604,344         676,058         691,550
Loans receivable, held-for-sale (fair value of
  $37,330, $40,800 and $20,783)                                37,040          40,382          20,547
Loans receivable, net                                       2,877,018       3,104,782       3,124,048
Accrued interest and dividends receivable                      23,807          26,990          27,027
Real estate                                                     5,719          10,257           9,386
Office properties and equipment, net                           11,824           9,868           9,468
Investment in Federal Home Loan Bank
 (FHLB) stock, at cost                                         71,645          68,592          67,504
Other assets                                                    9,774          11,141          12,515
                                                          -----------     -----------     -----------
                                                          $ 3,826,779     $ 4,160,115     $ 4,104,647
                                                          ===========     ===========     ===========

LIABILITIES
Deposits                                                  $ 2,106,672     $ 1,943,647     $ 1,961,757
FHLB advances and other borrowings                            949,500       1,364,000       1,287,500
Securities sold under agreements to repurchase                477,239         577,670         588,839
Accrued expenses and other liabilities                         43,458          52,011          54,715
                                                          -----------     -----------     -----------
                                                            3,576,869       3,937,328       3,892,811
                                                          -----------     -----------     -----------

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY
Common stock, par value $.01 per share;
 authorized 25,000,000 shares; issued 23,072,539
 23,022,276, and 23,017,132 shares, outstanding
 21,187,799, 21,175,236 and 21,170,092 shares(1)                  231             230             230
Additional paid-in capital                                     29,946          29,513          29,416
Retained earnings - substantially restricted                  232,675         207,065         200,452
Loan to employee stock ownership plan                          (1,811)         (1,744)         (2,214)
Treasury stock, at cost, 1,884,740, 1,847,040
 and 1,847,040 shares(1)                                      (12,443)        (11,885)        (11,885)
Accumulated other comprehensive earnings -
 unrealized gain (loss) on investment securities,
 available-for-sale, net of taxes                               1,312            (392)         (4,163)
                                                          -----------     -----------     -----------
                                                              249,910         222,787         211,836
                                                          -----------     -----------     -----------
                                                          $ 3,826,779     $ 4,160,115     $ 4,104,647
                                                          ===========     ===========     ===========

(1) All per share amounts have been adjusted to reflect the two-for-one stock split declared June 25, 1998.


          See accompanying notes to consolidated financial statements.

                     FIRSTFED FINANCIAL CORP. AND SUBSIDIARY
         CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE EARNINGS
                  (Dollars in thousands, except per share data)
                                   (Unaudited)


                                                Three  Months  Ended            Nine Months  Ended
                                                     September 30,                 September 30,
                                              --------------------------    --------------------------
                                                  1998           1997           1998           1997
                                              -----------    -----------    -----------    -----------
Interest income:
  Interest on loans                           $    58,939    $    60,468    $   180,516    $   176,690
  Interest on mortgage-backed securities            8,965         11,993         31,404         36,898
  Interest and dividends on investments             3,308          3,090          8,834          9,594
                                              -----------    -----------    -----------    -----------
      Total interest income                        71,212         75,551        220,754        223,182
                                              -----------    -----------    -----------    -----------
Interest expense:
  Interest on deposits                             24,667         22,905         73,749         69,770
  Interest on borrowings                           21,735         28,957         69,830         82,661
                                              -----------    -----------    -----------    -----------
      Total interest expense                       46,402         51,862        143,579        152,431
                                              -----------    -----------    -----------    -----------

Net interest income                                24,810         23,689         77,175         70,751
Provision for loan losses                           1,600          5,000          6,200         16,500
                                              -----------    -----------    -----------    -----------
Net interest income
  after provision for losses                       23,210         18,689         70,975         54,251
                                              -----------    -----------    -----------    -----------

Other income:
  Loan and other fees                               1,264          1,560          2,871          4,564
  Gain on sale of  loans                            1,084             45          2,947             75
  Real estate operations, net                         385            106          1,050          1,204
   Other operating income                           1,135            854          3,229          2,513
                                              -----------    -----------    -----------    -----------
      Total other income                            3,868          2,565         10,097          8,356
                                              -----------    -----------    -----------    -----------

Non-interest expense                               11,698         10,784         36,372         33,692
                                              -----------    -----------    -----------    -----------

Earnings before income taxes                       15,380         10,470         44,700         28,915
Income tax provision                                6,550          4,499         19,090         12,428
                                              -----------    -----------    -----------    -----------
Net earnings                                  $     8,830    $     5,971    $    25,610    $    16,487
                                              ===========    ===========    ===========    ===========

Other comprehensive earnings -
  unrealized gain on securities
  available-for-sale, net of taxes                  1,260          3,315          1,704             27
                                              -----------    -----------    -----------    -----------
Comprehensive earnings                        $    10,090    $     9,286    $    27,314    $    16,514
                                              ===========    ===========    ===========    ===========

Earnings per share:(1)(2)
  Basic                                       $      0.42    $      0.28    $      1.21    $      0.78
                                              ===========    ===========    ===========    ===========
  Diluted                                     $      0.41    $      0.28    $      1.18    $      0.77
                                              ===========    ===========    ===========    ===========
Weighted average shares outstanding:(1)(2)
  Basic                                        21,209,722     21,164,714     21,198,988     21,127,786
                                              ===========    ===========    ===========    ===========
  Diluted                                      21,611,834     21,547,310     21,632,873     21,455,984
                                              ===========    ===========    ===========    ===========

(1) All per share amounts have been adjusted to reflect the two-for-one stock split declared June 25, 1998.
(2) Earnings per share and weighted average shares outstanding for 1997 have been restated to reflect the adoption of Statement of Financial Accounting Standards No. 128.


          See accompanying notes to consolidated financial statements.

                     FIRSTFED FINANCIAL CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)


                                                                    Nine Months Ended
                                                                       September 30,
                                                                -------------------------
                                                                   1998           1997
                                                                ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                    $  25,610       $  16,487
Adjustments to reconcile net earnings
  to net cash provided by operating activities:
  Net change in loans-held-for-sale                                 3,342         (14,352)
  Provision for loan losses                                         6,200          16,500
  Provision for REO losses                                            573           1,046
  Valuation adjustments on real estate sold                        (1,832)           (148)
  Amortization of fees and discounts                                  246          (1,127)
  Increase in negative amortization                                  (678)         (1,961)
  Increase (decrease) in taxes payable                             (5,175)         12,428
  (Increase) decrease in interest  and dividends
    receivable                                                      3,183            (117)
  Increase in interest payable                                      3,570           1,345
  Other                                                            (7,428)          4,948
                                                                ---------       ---------
    Total adjustments                                               2,001          18,562
                                                                ---------       ---------
      Net cash provided by (used in) operating activities          27,611          35,049
                                                                ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Loans made to customers net of principal
    collection on loans                                           209,052        (129,720)
  Loans repurchased                                                (1,585)         (6,166)
  Proceeds from sales of real estate                               20,851          49,926
  Principal reductions on mortgage-backed securities               74,483          54,965
  Proceeds from maturities and principal payments
    on investment  securities                                      22,820          36,626
  Purchase of investment securities                               (16,045)        (28,400)
  Purchase of FHLB stock                                               --          (2,186)
  Treasury stock purchases                                           (558)             --
  Other                                                            (2,799)           (646)
                                                                ---------       ---------
       Net cash provided by (used in) investing activities        306,219         (25,601)
                                                                ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net  increase in savings deposits                               163,025           4,309
  Net decrease in short term borrowings                          (969,931)        (14,143)
  Increase in long term borrowings                                455,000              --
  Repayment of long term borrowings                                    --         (50,000)
  Payment of prior period taxes and interest                       (2,296)        (12,638)
  Other                                                               434          (6,941)
                                                                ---------       ---------
       Net cash used in financing activities                     (353,768)        (79,413)
                                                                ---------       ---------

  Net decrease in cash and cash equivalents                       (19,938)        (69,965)
  Cash and cash equivalents at beginning of period                163,135         162,402
                                                                ---------       ---------
  Cash and cash equivalents at end of period                    $ 143,197       $  92,437
                                                                =========       =========


          See accompanying notes to consolidated financial statements.

                     FIRSTFED FINANCIAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



1. The unaudited financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the periods covered have been made. Certain information and note disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading.

It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. The results for the periods covered hereby are not necessarily indicative of the operating results for a full year.


2. Earnings per share and weighted average shares outstanding for the three and nine month periods of 1998 have been restated to reflect the adoption of Statement of Financial Accounting Standards No. 128 (SFAS No. 128.) Earnings per share were computed by dividing net earnings by the weighted average number of shares of common stock outstanding for the period, plus the effect of stock options, if dilutive.

The Board of Directors of FirstFed Financial Corp. declared a two-for-one stock split on June 25, 1998 to shareholders of record on July 15, 1998. The additional shares were distributed on July 30, 1998. All per share computations have been adjusted for the stock split.


3. For purposes of reporting cash flows on the "Consolidated Statement of Cash Flows", cash and cash equivalents include cash, overnight investments and securities purchased under agreements to resell which mature within 90 days of the date of purchase.


4. In 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), which establishes standard for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Accordingly, for both the 1998 and 1997 periods, the Consolidated Statements of Earnings have been expanded to include other comprehensive earnings in arriving at comprehensive earnings and, accordingly, have been renamed Consolidated Statements of Earnings and Comprehensive Earnings. Neither net earnings nor earnings per share have been affected by the adoption of SFAS No. 130.

                     FIRSTFED FINANCIAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



5.  Recent Accounting Pronouncements

In June of 1988, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires recognition of all derivatives as either assets or liabilities in the statement of financial condition and the measurement of those instruments at fair value. Recognition of changes in fair value will be recognized into income or as a component of other comprehensive income depending upon the type of the derivative and its related hedge, if any. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management has not yet determined the impact of implementing this statement on its financial condition or results of operations.

In October of 1998, the FASB issued Statement of Financial Accounting Standards No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" ("SFAS No. 134".) SFAS No. 134 requires that, after the securitization of a mortgage loan held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed security as a trading security. SFAS No 134 further requires that, after the securitization of mortgage loans, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other related interests based on its ability and intent to sell or hold those investments. SFAS No. 134 conforms the subsequent accounting for securities retained after the securitization of mortgage loans by a mortgage banking enterprise with the subsequent accounting for securities retained after the securitization of other types of assets by a non-mortgage banking enterprise. SFAS is effective the first quarter beginning after December 15, 1998. Management does not expect the implementation of this statement to have a material affect on the Company's financial condition or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

At September 30, 1998, FirstFed Financial Corp. (the "Company"), holding company for First Federal Bank of California and its subsidiaries (the "Bank"), had consolidated assets totaling $3.8 billion, compared to $4.2 billion at December 31, 1997 and $4.1 billion at September 30, 1997.

The Bank's primary market area is Southern California, which has been undergoing a period of economic expansion over the last few years. According to a California Association of Realtors news release dated October 26, 1998, home prices and real estate sales activity in the Los Angeles area increased by 10.8% and 6.5%, respectively, in September 1998, compared to the same period of 1997. The improved economy and real estate market positively impacted several areas of the Bank's operations during 1998. The ratio of non-performing assets to total assets decreased to 0.73% as of September 30, 1998 from 0.95% as of December 31, 1998 and 1.18% as of September 30, 1997. (See "Non-performing Assets" for further discussion.)

Net loan charge-offs decreased to $2.6 million during the first nine months of 1998 compared to $9.8 million during the same period of 1997. The Bank's general valuation allowance was $67.3 million or 2.14% of total loans and real estate owned with loss exposure at September 30, 1998. This compares with $61.7 million or 1.86% as of December 31, 1997 and $58.4 million or 1.79% at September 30, 1997. The Bank also maintains valuation allowances for impaired loans, which totaled $7.8 million at September 30, 1998, $9.8 million at December 31, 1997 and $11.5 million at September 30, 1997.

The decrease in total assets during 1998 is attributable to accelerated payoffs of adjustable rate loans and mortgage-backed securities due to the availability of fixed rate loans at low interest rates. According to the Federal Home Loan Mortgage Corp., interest rates on thirty-year fixed rate mortgages averaged 6.72% during September 1998, down from 7.43% during September 1997, while adjustable mortgage interest rates decreased only slightly to an average of 5.47% in September 1998 from 5.55% in September 1997. The Bank continues its longstanding policy of originating fixed rate loans primarily for sale in the secondary mortgage market. Fixed rate loans comprised 51% of $482 million in loans originated during the first nine months of 1998 compared to 8% of $341 million in loans originated during 1997. As a result, loan sales and the corresponding gain on sale of loans increased to $293 million and $2.9 million, respectively, during the first nine months of 1998 compared to $14 million and $75 thousand during the same period of 1997.

The Bank's portfolio of loans, including mortgage-backed securities, decreased to $3.5 billion as of September 30, 1998 from $3.8 billion at December 31, 1997 and $3.8 billion at September 30, 1997. Because the Bank structures mortgage-backed securities with loans from its own portfolio, mortgage-backed securities generally have the same experience with respect to prepayment, repayment, delinquencies and other factors as the remainder of the Bank's loan portfolio. No new mortgage-backed securities were created with the Bank's loans during 1997 or 1998.

The mortgage-backed securities portfolio, classified as available-for-sale, was recorded at fair value as of September 30, 1998. An unrealized gain of $1.5 million, net of taxes, was reflected in stockholders' equity as of September 30, 1998. This compares to a net unrealized loss of $75 thousand as of December 31, 1997.

The following table shows the components of the Bank's portfolio of loans (including loans held for sale) and mortgage-backed securities by collateral type as of the dates indicated:

                                             September 30,   December 31,   September 30,
                                                  1998           1997            1997
                                             -------------   ------------   -------------
                                                       (Dollars in thousands)
REAL ESTATE LOANS:
 First trust deed residential loans:
   One to four units                          $1,662,916      $1,791,936      $1,765,062
   Five or more units                          1,138,585       1,217,577       1,238,887
                                              ----------      ----------      ----------
      Residential loans                        2,801,501       3,009,513       3,003,949

OTHER REAL ESTATE LOANS:
   Commercial and industrial                     180,748         196,575         202,735
   Second trust deeds                             14,527          15,441          15,928
   Other                                           3,396           6,303           6,364
                                              ----------      ----------      ----------
      Real estate loans                        3,000,172       3,227,832       3,228,976

NON-REAL ESTATE LOANS:
   Manufactured housing                              944           1,154           1,197
   Deposit accounts                                  994           1,644           1,313
   Consumer                                          125             185             111
                                              ----------      ----------      ----------
      Loans receivable                         3,002,235       3,230,815       3,231,597

LESS:
   General valuation allowances-
     loan portfolio                               66,827          61,237          57,900
   Valuation allowances - impaired loans           7,829           9,775          11,456
   Unrealized loan fees                           13,521          14,639          17,646
                                              ----------      ----------      ----------
      Net loans receivable                     2,914,058       3,145,164       3,144,595

FHLMC AND FNMA MORTGAGE-
  BACKED SECURITIES (at fair value):
   Secured by single family dwellings            584,678         657,342         672,687
   Secured by multi-family dwellings              19,666          18,716          18,863
                                              ----------      ----------      ----------
      Mortgage-backed securities                 604,344         676,058         691,550
                                              ----------      ----------      ----------
         TOTAL                                $3,518,402      $3,821,222      $3,836,145
                                              ==========      ==========      ==========


The investment securities portfolio, classified as available-for-sale, was recorded at fair value as of September 30, 1998. An unrealized loss of $217 thousand, net of taxes, was reflected in stockholders' equity as of September 30, 1998. This compares to an unrealized loss of $317 thousand, net of taxes, as of December 31, 1997.

Asset/Liability Management

Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. Management actively monitors its interest rate risk exposure. The Company does not engage in trading activities. Nothing has occurred since December 31, 1997 that materially affects the Company's market risk.

The one year GAP (the difference between rate-sensitive assets and liabilities repricing within one year or less) was a positive $554 million or 14.49% of total assets at September 30, 1998. In comparison, the one year GAP was a positive $172 million or 4.14% of total assets as of December 31, 1997 and a positive $211 million or 5.13% of total assets as of September 30, 1997.

Over 98% of the Bank's rate-sensitive assets reprice within one year. More than 93% of its loans adjust monthly based upon changes in the Eleventh District Cost of Funds Index ("COFI Index"). Therefore, the Bank's one year GAP generally varies based upon the extent to which the maturities of its deposits and borrowings exceed one year. The increase in the one year GAP from the year end and prior year levels is due to a $455 million increase in long term borrowings during the first nine months of 1998 due to favorable interest rates.

A positive GAP normally benefits a financial institution in times of increasing interest rates. However, the Bank's net interest income typically declines during periods of increasing interest rates because of a three month time lag before changes in COFI Index can be implemented with respect to the Bank's loans.

Capital

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and percentage of total capital to risk-weighted assets. The Bank meets the standards necessary to be deemed well capitalized under the applicable regulatory requirements. The following table summarizes the Bank's actual capital and required capital as of September 30, 1998:

                                         Tangible         Core          Risk-based
                                         Capital         Capital         Capital
                                        ---------       ---------       ---------
                                                 (Dollars in thousands)
Actual Capital:
     Amount                             $ 284,133       $ 284,133       $ 311,517
     Ratio                                   7.39%           7.39%          14.48%
Minimum required capital:
     Amount                             $  57,674       $ 153,798       $ 172,109
     Ratio                                   1.50%           4.00%           8.00%
Well capitalized required capital:
     Amount                                    --       $ 192,247       $ 215,136
     Ratio                                     --            5.00%          10.00%

Pursuant to a Board of Directors' resolution in 1987, the Company was authorized to repurchase up to 10% of its then outstanding shares of common stock. During the first nine months of 1998, the Company repurchased 37,700 shares at an average price of $14.80 per share. In October of 1998, the Company repurchased another 63,100 shares at an average price of $14.44 per share. Including all repurchase activity to date, a cumulative total of 1,947,840 shares had been repurchased at an average price of $6.86 per share which left 173,200 shares eligible for repurchase under the 1987 authorization. On October 21, 1998, the Board of Directors authorized the repurchase of an additional 5% of the shares outstanding on that date. After the additional authorization in October of 1998, 1,229,435 shares were eligible for repurchase.

Year 2000 Issue

The Year 2000 issue arises because many computer systems identify dates using only the last two digits of the year. These systems are unable to distinguish between dates in the year 2000 and dates in the year 1900. If not corrected, these systems could fail or provide incorrect information after December 31, 1999 or when using dates after December 31, 1999. Any such failure on the Bank's systems could have a material adverse impact on the Company and its ability to process customer transactions or to provide customer service.

Early in 1997, the Bank developed a process for addressing the Year 2000 issue for the Bank's major computer systems and applications. An internal committee was formed to address the issue and a formal project plan was developed. During the initial phases of the plan, the Company identified and prioritized systems, software and equipment. All significant vendors have been contacted regarding their Year 2000 readiness. In each case where the Bank is vulnerable to a third party's failure to remedy its own year 2000 issues, the Bank has developed contingency plans to utilize other vendors or alternative work flows if adequate response and verification is not received from the vendor in a timely fashion.

The Bank's major computer applications are owned and operated by third party vendors. Therefore, the Bank's challenge is to ensure that its vendors are ready for the Year 2000 or have plans to become ready before the Year 2000. Because the Bank had plans to convert its major data processing to new systems during 1997 and 1998, requirements for Year 2000 compliance have been included in all major systems contracts. Contractual arrangements with the Bank's major data processing vendors provide for regular monitoring of the vendors' Year 2000 project, substantial system compliance by the end of 1998 and testing and verification in early 1999.

The Bank has begun the process of testing systems for which all Year 2000 changes and reprogramming have been completed by the vendor. In the case of the Bank's principal third party data processing providers, this has included participating with other systems users in the review and development of test scripts, and active participation in the testing process. All significant systems are scheduled to have been made Year 2000 ready by the end of 1998. The Bank's verification of the testing process for the third party provider systems will continue through the middle of 1999. The process of monitoring the renovation of systems by third party providers and validating the results through active participation in the system testing is proceeding on schedule without any significant deviation from the original plans developed by the Bank's management.

Because of the third party nature of its major data processing relationships, the Bank is not expected to bear any programming cost of making its systems Year 2000 ready. All of these costs will be borne by the vendors. The Bank's major cost of becoming Year 2000 ready is related to staff and management time spent planning, monitoring and testing the systems. Therefore, Year 2000 issues are expected to have an immaterial impact on the Company's results of operations, liquidity and capital expenditures.


RESULTS OF OPERATIONS

The Company reported consolidated net earnings of $8.8 million for the third quarter of 1998 compared to net earnings of $6.0 million for the third quarter of 1997. The improved earnings resulted primarily from a decrease in the provision for loan losses to $1.6 million for the third quarter of 1998 from $5.0 million for the third quarter of 1997. Third quarter results also benefited from increases in net interest income and gain on the sale of loans but were partially offset by increased non-interest expense.

The Company reported consolidated net earnings of $25.6 million for the first nine months of 1998 compared to $16.5 million for the same period last year. The provision for loan losses for the first nine months of 1998 was $6.2 million compared to $16.5 million for the first nine months of 1997. Year-to-date results were also favorably impacted by increases in net interest income and gain on sale of loans and were partially offset by an increase in non-interest expense.

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

Loan Loss Allowances

Listed below is a summary of the activity in the general valuation allowance and the valuation allowance for impaired loans for the Bank's loan portfolio during the periods indicated:

                                               Nine Months Ended September 30, 1998
                                             ---------------------------------------
                                             General        Impaired
                                             Valuation      Valuation
                                             Allowances     Allowances       Total
                                             ----------     ----------      --------
                                                       (Dollars in thousands)
Balance at December 31, 1997                  $ 61,237       $  9,775       $ 71,012
Provision for loan losses                        5,624            576          6,200
Charge-offs:
   Single family                                (1,030)          (294)        (1,324)
   Multi-family                                   (881)        (1,614)        (2,495)
   Commercial                                     (137)                         (137)
   Non-real estate                                  (1)            --             (1)
                                              --------       --------       --------
Total charge-offs                               (2,049)        (1,908)        (3,957)
Recoveries                                       1,401             --          1,401
Impaired loan recoveries                           614           (614)            --
                                              --------       --------       --------
Net charge-offs                                    (34)        (2,522)        (2,556)
                                              --------       --------       --------
Balance at September 30, 1998                 $ 66,827       $  7,829       $ 74,656
                                              ========       ========       ========


                                               Nine Months Ended September 30, 1997
                                             ---------------------------------------
                                             General        Impaired
                                             Valuation      Valuation
                                             Allowances     Allowances       Total
                                             ----------     ----------      --------
                                                       (Dollars in thousands)
Balance at December 31, 1996                  $ 54,900       $ 12,350       $ 67,250
Provision for loan losses                        9,519          6,981         16,500
Charge-offs:
   Single family                                (4,759)          (179)        (4,938)
   Multi-family                                 (2,659)        (6,954)        (9,613)
   Commercial                                     (471)          (616)        (1,087)
   Non-real estate                                 (21)            --            (21)
                                              --------       --------       --------
Total charge-offs                               (7,910)        (7,749)       (15,659)
Recoveries                                       3,785             --          3,785
Adjustments and reclassifications                1,840           (126)         1,714
                                              --------       --------       --------
Net charge-offs                                 (2,285)        (7,875)       (10,160)
                                              --------       --------       --------
Transfers to general valuation allowance
   for loans sold with recourse                 (4,234)            --         (4,234)
                                              --------       --------       --------
Balance at September 30, 1997                 $ 57,900       $ 11,456       $ 69,356
                                              ========       ========       ========


The Bank also maintains a valuation allowance for loans sold with recourse, recorded as a liability. This allowance was 6.26% of loans sold with recourse as of September 30, 1998, compared to 5.97% as of December 31, 1997 and 5.89% as of September 30, 1997. The balance of loans sold with recourse totaled $208 million, $218 million and $220 million as of September 30, 1998, December 31, 1997 and September 30, 1997, respectively. The Bank has not entered into any new recourse arrangements since 1989. Listed below is a summary of the activity in the valuation allowance for loans sold with recourse during the periods indicated:

                                                        Nine Months Ended
                                                           September 30,
                                                     -----------------------
                                                       1998           1997
                                                     --------       --------
                                                      (Dollars in thousands)
Balance at beginning of period                       $ 13,029       $  8,398
Charge-offs                                                --            (70)
Recoveries                                                 --            392
Transfers from general  loan
 valuation allowance                                       --          4,234
                                                     --------       --------
Balance at end of period                             $ 13,029       $ 12,954
                                                     ========       ========


The following table summarizes the activity in the general valuation allowance for real estate acquired by foreclosure for the periods indicated:

                                                        Nine Months Ended
                                                           September 30,
                                                     -----------------------
                                                       1998           1997
                                                     --------       --------
                                                      (Dollars in thousands)
Balance at beginning of period                       $    500       $    520
Provision for losses                                      573          1,046
Charge-offs                                              (573)        (1,066)
                                                     --------       --------
Balance at end of period                             $    500       $    500
                                                     ========       ========


Net Interest Income

The Company's interest rate margin increased to 2.41% for the third quarter of 1998 from 2.15% for the third quarter of last year. During the first nine months of 1998, the interest rate margin increased to 2.39% from 2.11% for the same period of last year. The COFI Index (on a lagged basis) determines the yield on over 93% of the loan portfolio. The Index in effect during the three months and nine months ended September 30, 1998 increased by 0.04% and 0.11%, respectively compared to the same periods of the prior year. However, during the same time period, the Bank's cost of funds decreased by 0.24% and 0.11%, respectively, compared to the same periods of the prior year. The Company's interest rate margin also benefited from an improvement in delinquent loans compared to the prior year. Loans delinquent greater than 90 days decreased to $25.8 million as of September 30, 1998 from $34.1 million as of the beginning of the year.

The following table sets forth: (i) the average daily dollar amounts of and average yields earned on loans, mortgage-backed securities and investment securities, (ii) the average daily dollar amounts of and average rates paid on savings and borrowings, (iii) the average daily dollar differences, (iv) the interest rate spreads, and (v) the effective net spreads for the periods indicated:

                                                   During the Three Months Ended
                                                            September 30,
                                                   ----------------------------
                                                      1998              1997
                                                   ----------        ----------
                                                       (Dollars in thousands)
Average loans and mortgage-backed
 securities                                        $3,589,487        $3,824,892
Average investment securities                         162,493           159,755
                                                   ----------        ----------
Average interest-earning assets                     3,751,980         3,984,647
                                                   ----------        ----------
Average savings deposits                            2,126,383         1,933,402
Average borrowings                                  1,487,588         1,936,304
                                                   ----------        ----------
Average interest-bearing liabilities                3,613,971         3,869,706
                                                   ----------        ----------
Excess of interest-earning assets over
 interest-bearing liabilities                      $  138,009        $  114,941
                                                   ==========        ==========


Yields earned on average interest
 earning assets                                          7.48%             7.46%
Rates paid on average interest-
 bearing liabilities                                     5.07              5.31
Net interest rate spread                                 2.41              2.15
Effective net spread(1)                                  2.59              2.30

Total interest income                              $   70,170        $   74,287
Total interest expense                                 46,216            51,853
                                                   ----------        ----------
                                                       23,954            22,434
Total other items(2)                                      856             1,255
                                                   ----------        ----------
Net interest income                                $   24,810        $   23,689
                                                   ==========        ==========


                                                   During the Nine Months Ended
                                                            September 30,
                                                   ----------------------------
                                                      1998              1997
                                                   ----------        ----------
                                                       (Dollars in thousands)
Average loans and mortgage-backed
 securities                                        $3,706,371        $3,804,603
Average investment securities                         142,840           162,725
                                                   ----------        ----------
Average interest-earning assets                     3,849,211         3,967,328
                                                   ----------        ----------
Average savings deposits                            2,119,247         1,983,330
Average borrowings                                  1,599,187         1,876,446
                                                   ----------        ----------
Average interest-bearing liabilities                3,718,434         3,859,776
                                                   ----------        ----------
Excess of interest-earning assets over
 interest-bearing liabilities                      $  130,777        $  107,552
                                                   ==========        ==========

Yields earned on average interest
 earning assets                                          7.54%             7.37%
Rates paid on average interest-
 bearing liabilities                                     5.15              5.26
Net interest rate spread                                 2.39              2.11
Effective net spread(1)                                  2.56              2.25

Total interest income                              $  217,448        $  219,212
Total interest expense                                143,117           152,196
                                                   ----------        ----------
                                                       74,331            67,016
Total other items(2)                                    2,844             3,735
                                                   ----------        ----------
Net interest income                                $   77,175        $   70,751
                                                   ==========        ==========


-----------------
(1) The effective net spread is a fraction, the denominator of which is the average dollar amount of interest-earning assets, and the numerator of which is net interest income (excluding stock dividends and miscellaneous interest income).
(2) Includes Federal Home Loan Bank Stock dividends and other miscellaneous items.


NON-INTEREST INCOME AND EXPENSE

Loan and other fees were $1.3 million and $2.9 million for the third quarter and first nine months of 1998, compared to $1.6 million and $4.6 million for the same periods of 1997. The decrease in year-to-date fees is due to a $1.4 million provision for impairment of the Bank's servicing assets recognized in the first quarter of 1998. Servicing assets are normally amortized in proportion to and over the period of net servicing income. The provision, recorded as an adjustment to loan servicing fees, reflects the impact of higher expected prepayment rates on the existing adjustable rate loan portfolio due to the availability of lower interest rates on fixed rate loans.

Gain on the sale of loans results primarily from loan fees recognized at the time of sale and increased to $1.1 million and $2.9 million for the third quarter and first nine months of 1998 from $45 thousand and $75 thousand for the same periods of the prior year. The volume of loans sold totaled $107 million and $293 million during the third quarter and first nine months of 1998 compared to $11 million and $14 million for the same periods of the prior year. The increase in loans sold results from the increased origination of fixed rate loans, which were available to borrowers at historically low interest rates. The Bank originates fixed rate loans primarily for sale in the secondary mortgage markets.

Real estate operations resulted in net gains of $385 thousand and $1.1 million for the third quarter and first nine months of 1998. This compares to net gains of $106 thousand and $1.2 million for the same periods of the prior year. Real estate operations include gains and losses on the sale of foreclosed properties as well as operational income and expense during the holding period. Gains on sale typically result from the recovery of excess valuation allowances associated with foreclosed properties sold.

Other operating income increased to $1.1 million and $3.2 million during the third quarter and first nine months of 1998 compared to $854 thousand and $2.5 million for the same periods of 1997. The improved amounts are due to increased fees collected for services rendered at the retail savings branches and increased ATM fees.

The ratio of non-interest expense to average assets increased to 1.19% of average assets for the third quarter of 1998 from 1.04% during the comparable 1997 period. The ratio increased to 1.21% for the first nine months of 1998 compared to 1.08% for the first nine months of 1997. The increased expenses resulted from investments in new operating systems and the development of new business products and services. Also, incentive compensation increased due to the growth in deposits and increased mortgage banking activity compared to the prior year period.


NON-ACCRUAL, PAST DUE, MODIFIED  AND RESTRUCTURED LOANS

The Bank accrues interest earned but uncollected for every loan without regard to its contractual delinquency status but establishes a specific interest allowance for each loan which becomes 90 days or more past due or is in foreclosure. Loans on which delinquent interest allowances had been established (non-accrual loans) totaled $25.8 million at September 30, 1998 compared to $34.1 million at December 31, 1997 and $46.9 million at September 30, 1997.

The amount of interest that has been provided for loans 90 days or more delinquent or in foreclosure was $1.7 million at September 30, 1998, $1.8 million at December 31, 1997 and $2.7 million at September 30, 1997.

The Bank has debt restructurings that result from temporary modifications of principal and interest payments. Under these arrangements, loan terms are typically reduced to no less than a monthly interest payment required under the note. Any loss of revenues under the modified terms would be immaterial to the Bank. Generally, if the borrower is unable to return to scheduled principal and interest payments at the end of the modification period, foreclosure proceedings are initiated. As of September 30, 1998, the Bank had modified loans totaling $6.7 million, net of loan loss allowances totaling $3.5 million. No modified loans were 90 days or more delinquent as of September 30, 1998.

Pursuant to Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS No. 114"), the Bank considers a loan to be impaired when management believes that it is probable that the Bank will be unable to collect all amounts due under the contractual terms of the loan. Estimated impairment losses are recorded as separate valuation allowances and may be subsequently adjusted based upon changes in the measurement of impairment. Impaired loans, disclosed net of valuation allowances, include non-accrual major loans (single family loans with an outstanding principal amount greater than or equal to $500 thousand and multi-family and commercial real estate loans with an outstanding principal amount greater than or equal to $750 thousand), modified loans, and major loans less than 90 days delinquent in which full payment of principal and interest is not expected to be received.

The following is a summary of impaired loans, net of valuation allowances for impairment, as of the dates indicated:

                                     September 30,    December 31,   September 30,
                                          1998            1997            1997
                                     -------------    ------------   -------------
                                                (Dollars in thousands)
Non-accrual loans                        $ 5,609         $ 8,260         $16,054
Modified loans                             5,885           8,090          10,984
Other impaired loans                       5,654           9,335           9,468
                                         -------         -------         -------
                                         $17,148         $25,685         $36,506
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

                                     September 30,    December 31,   September 30,
                                          1998            1997            1997
                                     -------------    ------------   -------------
                                               (Dollars in thousands)
Fair value method                        $16,081         $24,618         $35,439
Present value method                       1,067           1,067           1,067
                                         -------         -------         -------
Total impaired loans                     $17,148         $25,685         $36,506
                                         =======         =======         =======


All impaired loans as of September 30, 1998 had an associated valuation allowance. Impaired loans for which there was no valuation allowance established totaled $2.5 million and $4.4 million as of December 31, 1997, and September 30, 1997, respectively. See "Results of Operations" for an analysis of activity in the valuation allowance for impaired loans.

The table below shows the Bank's net investment in non-performing loans that were determined to be impaired by property type, as of the dates indicated:

                                     September 30,    December 31,   September 30,
                                          1998            1997            1997
                                     -------------    ------------   -------------
                                               (Dollars in thousands)
Single family                            $    --         $   856         $ 1,220
Multi-family                               5,134           6,893          14,337
Commercial                                   475             511             497
                                         -------         -------         -------
                                         $ 5,609         $ 8,260         $16,054
                                         =======         =======         =======

Cash payments received from impaired loans are recorded in accordance with the contractual terms of the loan. The principal portion of the payment is used to reduce the principal balance of the loan, whereas the interest portion is recognized as interest income.

The average recorded investment in impaired loans during the quarters ended September 30, 1998, December 31, 1997, and September 30, 1997 was $17.2 million, $24.5 million and $38.6 million, respectively. The amount of interest income recognized on the cash basis for impaired loans during the quarters ended September 30, 1998, December 31, 1997 and September 30, 1997 was $296 thousand, $433 thousand and $527 thousand, respectively. Interest income recognized under the accrual basis for the quarters ended September 30, 1998, December 31, 1997 and September 30, 1997 was $289 thousand, $433 thousand and $527 thousand, respectively.


ASSET QUALITY

The following table sets forth certain asset quality ratios of the Bank at the dates indicated:

                                             September 30,  December 31,  September 30,
                                                  1998          1997           1997
                                             -------------  ------------  -------------
Non-Performing Loans to
   Loans Receivable(1)                            0.75%         0.91%         1.21%

Non-Performing Assets to
   Total Assets(2)                                0.73%         0.95%         1.18%

Loan Loss Allowances to
   Non-Performing Loans(3)                      272.01%       193.38%       139.81%

General Loss Allowances to
   Assets with Loss Exposure(4)                   2.14%         1.86%         1.79%

General Loss Allowances to
   Total Assets with Loss
      Exposure(5)                                 2.39%         2.12%         2.05%

----------------

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

NON-PERFORMING ASSETS


The Bank defines non-performing assets as loans delinquent over 90 days (non-accrual loans), loans in foreclosure and real estate acquired by foreclosure (real estate owned). An analysis of non-performing assets follows as of the dates indicated:

                                      September 30,   December 31,   September 30,
                                           1998           1997           1997
                                      -------------   ------------   -------------
                                                 (Dollars in thousands)
Real estate owned:
Single family                            $  3,747       $  5,806       $  6,422
Multi-family                                1,914          4,034          2,726
Commercial                                    469            826            680
Other                                          52             52             19
Less:
   General valuation allowance               (500)          (500)          (500)
                                         --------       --------       --------
     Total real estate owned                5,682         10,218          9,347
                                         --------       --------       --------

Non-accrual loans:
Single family                              13,305         16,799         16,027
Multi-family                               10,350         15,785         28,500
Commercial                                  2,183          1,533          2,332
Other                                          --             --             34
Less:
   Valuation allowances (1)                (3,456)        (4,738)        (7,661)
                                         --------       --------       --------
     Total non-accrual loans               22,382         29,379         39,232
                                         --------       --------       --------
Total non-performing assets              $ 28,064       $ 39,597       $ 48,579
                                         ========       ========       ========


-----------------------------
(1) Includes valuation allowances for impaired loans and loss allowances on other non-performing loans requiring fair value adjustments.

Real estate owned at September 30, 1998 decreased 44% compared to the December 31, 1997 level and 39% compared to the September 30, 1997 level due to improvement in the Southern California real estate market. Due to the improved real estate values in Southern California, Bank foreclosures have decreased. Additionally, foreclosed properties are selling more quickly compared to the prior year.

Non-accrual loans, net of valuation allowances, at September 30, 1998 decreased 24% compared to the level at December 31, 1997 and decreased 43% from the level one year ago. Substantial improvement in multi-family and single family delinquencies was noted compared to the year ago levels.

SOURCES OF FUNDS

External sources of funds include savings deposits from several sources, advances from the Federal Home Loan Bank of San Francisco ("FHLB"), securitized borrowings and unsecured term funds.

Savings deposits are accepted from retail banking offices, telemarketing efforts, and national deposit brokers. Total savings deposits decreased by $32 million, net of interest credited of $20 million, during the third quarter of 1998 due to increased competition from local institutions. For the first nine months of 1998, total deposits increased by $163 million, including interest credited of $58 million.

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

Deposits accepted by retail banking offices decreased by $13 million during the third quarter of 1998 but increased by $20 million during the first nine months of the year. The Bank is focusing its marketing efforts on attracting liquid accounts and short-term certificate of deposits. Retail deposits comprised 70% of total savings deposits as of September 30, 1998.

Telemarketing deposits decreased by $10 million and $694 thousand during the third quarter and first nine months of 1998. These deposits are normally large deposits from pension plans, managed trusts and other financial institutions. These deposit levels fluctuate based on the attractiveness of the Bank's rates compared to rates available to investors on alternative investments. Telemarketing deposits comprised 5% of total deposits at September 30, 1998.

Deposits acquired from national brokerage firms ("brokered deposits") decreased by $9 million during the third quarter of 1998 but increased by $144 million during the first nine months of 1998. The Bank has used brokered deposits for over 10 years and considers these deposits a stable source of funds. Because the Bank has sufficient capital to be deemed "well-capitalized" under the standards established by the Office of Thrift Supervision, it may solicit brokered funds without special regulatory approval. At September 30, 1998, brokered deposits comprised 25% of total deposits.

Total borrowings decreased by $157 million during the third quarter of 1998 due to net payoffs of $78 million in reverse repurchase agreements, $80 million in advances from the FHLB, offset by $1 million increase in additional unsecured term funds. Total borrowings decreased by $515 million during the first nine months of 1998 due to net payoffs of $100 million in reverse repurchase agreements and $415 million in advances from the FHLB, offset by $500 thousand in additional unsecured term funds.

Internal sources of funds include both principal payments and payoffs on loans and mortgage-backed securities, loan sales, and positive cash flows from operations. Principal payments include amortized principal and prepayments that are a function of real estate activity and the general level of interest rates.

Total principal payments on loans and mortgage-backed securities were $130 million and $515 million for the third quarter and first nine months of 1998, respectively. This compares with principal payments of $69 million and $150 million for the third quarter and first nine months of 1997, respectively.

Loan sales were $107 million and $293 million for the third quarter and the first nine months of 1998, respectively, compared with sales of $11 million and $14 million for the third quarter and first nine months of 1997. The amount of salable product originated during 1998 increased due to borrower preference for fixed rate loan products that are not maintained in the Bank's portfolio.

                           PART II - OTHER INFORMATION



ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

     a)       Exhibits

              (3.) Certificate of Incorporation and By Laws filed as Exhibit
              (1)(a) to Form 8-A dated June 4, 1987 and incorporated by reference.

              (4.1) Amended and Restated Rights Agreement filed as Exhibit 4.1 to Form 8-A/A dated June 25, 1998 and incorporated by reference.

              (4.2) Indenture filed as Exhibit 4 to Amendment No. 3 to Form S-3 dated September 20, 1994 and incorporated by reference.

              (10.1) Deferred Compensation Plan filed as Exhibit 10.3 to Form 10-K for the fiscal year ended December 31, 1983 and incorporated by reference.

              (10.2) Amended Supplemental Executive Retirement Plan dated May 30, 1998 and incorporated by reference.

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


     b)       Reports on Form 8-K

     No reports on Form 8-K were filed during the period ended
     September 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        FIRSTFED FINANCIAL CORP.
                                        Registrant

                                        Date:  November 16, 1998


                                        By  /s/ BABETTE E. HEIMBUCH
                                           ------------------------------------
                                            Babette E. Heimbuch
                                            President and
                                            Chief Executive Officer



                                        By  /s/  DOUGLAS J. GODDARD
                                           ------------------------------------
                                            Douglas J. Goddard
                                            Chief Financial Officer and
                                            Executive Vice President