Form 10-K
period 1998-12-31
FIRSTFED FINANCIAL CORP
filed 1999-03-22
CIK 810536

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
(Mark One)
[X]               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 1998
                                       OR
[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Transition Period from N/A to _______________

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                  Yes _X_ No ___

The   approximate   aggregate   market   value  of  the  voting  stock  held  by
non-affiliates of the Registrant as of February 12, 1999: $304,897,240.


The number of shares of Registrant's $0.01 par value common stock outstanding as of February 12, 1999: 20,623,198.

                           DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Annual Meeting of Stockholders, April 21, 1999 (Parts III & IV).

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (sub-section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ]

================================================================================

                            FirstFed Financial Corp.
                                      Index

                                                                                                          Page
                                                                                                          ----
Part I     Item 1.       Business................................................................           3
           Item 2.       Properties..............................................................          23

           Item 3.       Legal Proceedings.......................................................          23
           Item 4.       Submission of Matters to a Vote of Security Holders.....................          23

Part II    Item 5.       Market for Registrant's Common Equity and Related
                         Stockholder Matters.....................................................          23

           Item 6.       Selected Financial Data.................................................          24
           Item 7.       Management's Discussion and Analysis of Financial
                         Condition and Results of Operations.....................................          25
           Item 8.       Financial Statements and Supplementary Data.............................          46
                         Notes to Consolidated Financial Statements..............................          50
                         Independent Auditors' Report............................................          81
           Item 9.       Changes In and Disagreements with Accountants on
                         Accounting and Financial Disclosure.....................................          82

Part III   Item 10.      Directors and Executive Officers of the Registrant......................          82
           Item 11.      Executive Compensation..................................................          82
           Item 12.      Security Ownership of Certain Beneficial Owners and
                         Management..............................................................          82
           Item 13.      Certain Relationships and Related Transactions..........................          82

Part IV    Item 14.      Exhibits, Consolidated Financial Statement
                         Schedules, and Reports on Form 8K.......................................          82

Signatures and Power of Attorney.................................................................          84

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

     The principal business of the Bank is attracting savings and checking deposits from the general public, and using such deposits, together with borrowings and other funds, to make real estate, business and consumer loans.

     At December 31, 1998, the Company had assets totaling $3.7 billion, compared to $4.2 billion at December 31, 1997 and $4.1 billion at December 31, 1996. The Company recorded net earnings of $34.6 million for the year ended December 31, 1998, net earnings of $23.1 million for the year ended December 31, 1997, and net earnings of $8.2 million for the year ended December 31, 1996.

     The Bank derives its revenues principally from interest on loans and investments, loan origination fees and servicing fees on loans sold. Its major items of expense are interest on deposits and borrowings, and general and administrative expense.

     As of February 13, 1999, the Bank operated 24 retail savings branches, all located in Southern California. Permission to operate all full-service branches must be granted by the Office of Thrift Supervision ("OTS"). In addition to the retail branches, the Bank has a retail call center which conducts transactions with deposit customers by telephone, five retail loan offices, a wholesale loan office and "LENDFFB," a loan origination group which operates primarily by telephone.

     The Bank's principal loan market is Southern California. To a limited extent, LENDFFB solicits loans from areas outside of Southern California, including certain areas in Northern California. Loans originated by the LENDFFB unit are originated primarily for sale.

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

     The Bank's primary market within Southern California is Los Angeles County. The economic climate in Los Angeles County remains strong and has continued to recover from the economic recession earlier this decade. According to the UCLA Anderson Forecast for December, 1998 ("UCLA Forecast"), the greater Los Angeles area is now leading the state in employment growth. The economic recovery is being driven by strength in the durable goods manufacturing industry and the construction industry, particularly commercial and industrial building. According to the UCLA Forecast, consumer confidence remains high due to strong growth in employment and increases in personal income.

     The state's economic expansion has been adversely impacted by the Asian international economic crisis. According to the UCLA Forecast, the state's exports have decreased by 5% compared to the prior year due to reduced exports to Asia. Further decreases in exports could affect job growth in the coming years.

     The real estate markets in the greater Los Angeles area have continued to improve. According to the UCLA Forecast, home values in the Los Angeles County area increased by 8% during 1998 compared to 1997 and are expected to increase by 6% in 1999. Demand for housing by immigrants in the Los Angeles area has helped to strengthen home sales in the region. Also, according to the UCLA
Forecast, non-residential construction increased 18% in 1998 compared to 1997 and is expected to increase by 9% in 1999. This accounts for the recent large increase in construction employment in the area.

     Consistent with the improved real estate climate in the greater Los Angeles area, the Bank's non-performing assets declined to 0.84% of total assets at the end of 1998 from 0.95% at the end of 1997 and 1.77% at the end of 1996.

     The Bank continually monitors the sufficiency of the collateral supporting its loan portfolio. The portfolio is evaluated on a number of factors including property location, date of origination and the original loan-to-value ratio. The Bank adjusts its general allowance for anticipated loan losses as a result of these evaluations. The provision for loan losses was $7.2 million in 1998 compared to $20.5 million in 1997 and $35.2 million in 1996.

     The ratio of general valuation allowance to the Bank's assets with loss exposure (the Bank's loan portfolio plus real estate owned) was 2.26% at the end of 1998 compared to 1.86% at the end of 1997 and 1.73% at the end of 1996. The general valuation allowance at December 31, 1998 increased because the provision for loan losses exceeded net charge-offs. See "Business - Loan Loss Experience Summary."

     The Bank also maintains separate valuation allowances for impaired loans and loans sold with recourse. See "Business - Loan Loss Experience Summary" for additional information regarding valuation allowances for these loans.

     Current Interest Rate Environment. The Federal Reserve Board ("FRB") decreased interest rates during 1998 and during 1996. The FRB did not make any changes to interest rates during 1997. In a declining interest rate environment, the Bank's interest rate spread typically increases (savings and borrowing costs decrease immediately while the loan portfolio yield stays approximately the same or decreases slowly.) The reverse is true during periods of increasing interest rates. Changes in interest rates have a less severe impact on the Bank's loan portfolio due to the interest rate adjustment features of its loans. However, changes in interest rates for the Bank's loan portfolio have an inherent time lag resulting from operational and regulatory constraints which do not allow the Bank to pass through monthly changes in the primary index utilized for the majority of its adjustable rate loan customers for a period of ninety days. Due primarily to the decreasing interest rate environment during 1998, the Bank's interest rate margin increased to 2.43% from 2.13% in 1997. See "Asset-Liability Management" and "Components of Earnings - Net Interest Income" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information.

     Competition. The Bank experiences strong competition in attracting and retaining deposits and originating real estate loans. It competes for deposits with many of the nation's largest savings institutions and commercial banks that have significant operations in Southern California.

     The Bank also competes for deposits with credit unions, thrift and loan associations, money market mutual funds, issuers of corporate debt securities and the government. In addition to the rates of interest offered to depositors, the Bank's ability to attract and retain deposits depends upon the quality and variety of services offered, the convenience of the Bank's locations and its financial strength as perceived by depositors.

     The  Bank   competes   for  real  estate  loans   primarily   with  savings
institutions, commercial banks, mortgage banking companies and insurance companies. The primary factors in competing for loans are interest rates, loan fees, interest rate caps, interest rate adjustment provisions and the quality and extent of service to borrowers and mortgage brokers.

     Environmental Concerns. Under certain circumstances, such as if it actively participates in the management or operation of a property securing its loans, the Bank could have liability for any properties found to have pollutant or toxic features. Environmental protection laws are strict and impose joint and several liability on numerous parties. It is possible for the cost of cleanup of environmental problems to exceed the value of the security property. The Bank has adopted environmental underwriting requirements when considering loans secured by properties which appear to have environmentally high risk characteristics (e.g. commercial, industrial and construction of all types, which may contain friable asbestos or lead paint hazards). These requirements are intended to minimize the risk of environmental hazard liability. The Bank's policies are also designed to avoid the potential for liability imposed on lenders who assume the management of a property.

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

Lending Activities

     General. The Bank's primary lending activity has been the origination of loans for the purpose of enabling borrowers to purchase, refinance or construct improvements on residential real property. The loan portfolio primarily consists of loans made to homebuyers and homeowners on the security of single family dwellings and multi-family dwellings. The loan portfolio also includes loans secured by commercial and industrial properties.

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

     Loan originations were $637.0 million in 1998, $481.3 million in 1997 and $302.8 million in 1996. Loan origination volume improved in 1998 and 1997 due to the increase in real estate activity in the Bank's market areas. Also, in 1998, lower interest rates created an increase in loan refinance activity. Loan originations by LENDFFB were $158.0 million in 1998 and $46.6 million in 1997.

     Loans sold totaled $379.6 million in 1998, $52.4 million in 1997 and $24.1 million in 1996. For the year ended December 31, 1998, $382.4 million in loans were originated for sale compared to $86.6 million in 1997 and $22.9 million during 1996. Loans originated for sale totaled 60%, 18% and 8% of loan originations during 1998, 1997 and 1996, respectively. The increase is due to borrower preference for fixed rate loans, which were available at historically low interest rates during 1998.

     Loans held-for-sale at December 31, 1998, 1997 and 1996 were $16.5 million, $40.4 million and $6.2 million, respectively, constituting 0.59%, 1.30% and 0.20%, respectively, of the Bank's total loans at such dates.

     Loans originated for resale are recorded at the lower of cost or market. The time from origination to sale may take up to three months due to administrative requirements. During this time period the Bank will be exposed to price adjustments as a result of fluctuations in market interest rates.

     The Bank structures mortgage-backed securities with loans from its own loan portfolio for use in collateralized borrowing arrangements. In exchange for the improvement in credit risk when the mortgage-backed securities are formed, guarantee fees are paid to the Federal Home Loan Mortgage Corporation ("FHLMC") or the Federal National Mortgage Association ("FNMA"). No loans were converted into mortgage-backed securities in 1998, 1997 or 1996. All loans underlying mortgage-backed securities were originated by the Bank. Therefore, mortgage-backed securities generally have the same experience with respect to prepayment, repayment, delinquencies and other factors as the remainder of the Bank's portfolio.

     The portfolio of mortgage-backed securities was recorded at fair value as of December 31, 1998, 1997 and 1996. Negative fair value adjustments of $413 thousand, $78 thousand and $4.1 million, net of taxes, were recorded in stockholders' equity at December 31, 1998, 1997 and 1996, respectively.

     The Bank serviced $424.9 million in loans for other investors as of December 31, 1998. $203.0 million of these loans were sold under recourse arrangements. The Bank has an additional $17.6 million in loans that were formed into mortgage-backed securities with recourse features, but were still owned by the Bank as of December 31, 1998. Due to regulatory requirements, the Bank maintains capital for loans sold with recourse as if those loans had not been sold. The Bank had been active in these types of transactions in the past, but has not entered into any new recourse arrangements since 1989 when a change in the capital regulations took effect. Loans sold with recourse are considered along with the Bank's own loans in determining the adequacy of general loan valuation allowances. The decrease in the principal balance of loans sold with recourse to $203.0 million at the end of 1998 from $218.1 million at the end of 1997 and $230.8 million at the end of 1996 was due to loan amortization, payoffs and foreclosures.

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

     The Bank offers two primary AML products based on the Index, the "AML IIC" and the "AML IID." The initial interest rate on the AML IIC is below-market for the first three months of the loan term. The AML IID has no below-market initial interest rate but starts with a pay rate similar to the AML IIC. This results in immediate negative amortization but allows the loan to earn at the fully indexed interest rate immediately. The difference in negative amortization on these two products is minor. The Bank also originates adjustable rate loans based on the one year U.S. Treasury and LIBOR rates.

     Under current portfolio loan programs, the Bank normally lends no more than 90% of a single family property's appraised value at the time of loan origination. In addition, the Bank has special Community Reinvestment Act loan programs in which it lends up to 95%.

     The Bank generally requires that borrowers obtain private mortgage insurance on loans in excess of 80% of the appraised property value. On certain loans originated for the portfolio, the Bank charges premium rates and/or fees in exchange for waiving the insurance requirement. Management believes that the additional rates and fees charged on these loans compensate the Bank for the additional risks associated with this type of loan. Subsequent to the origination of a portfolio loan, the Bank may purchase private mortgage insurance with its own funds. Under certain of these mortgage insurance programs, the Bank acts as co-insurer and participates with the insurer in absorbing any future loss. As of December 31, 1998 and 1997, loans which had co-insurance totaled $206.5 million and $219.9 million, respectively. Loans over 80% loan-to-value, for which there was no private mortgage insurance, totaled $265.0 million at December 31, 1998 compared to $163.8 million at December 31, 1997 and $122.5 million at December 31, 1996.

     Because AML loan-to-value ratios may increase above those established at the time of loan origination due to negative amortization, the Bank rarely lends in excess of 90% of the appraised value on AMLs. When the Bank does lend in excess of 90% of the appraised value, additional fees and higher rates are charged, and there is no below market initial interest rate. The amount of negative amortization recorded by the Bank increases during periods of rising interest rates. As of December 31, 1998, negative amortization on all loans serviced by the Bank was immaterial.

     Although regulations permit a maximum amortization period of 40 years for real estate secured home loans and 30 years for other real estate loans, the majority of the Bank's real estate loans provide for a maximum amortization term of 30 years or less. Loans with 40-year terms constituted 4% and 11% of loan originations during 1998 and 1997, respectively.

     The following table shows the contractual remaining maturities of the Bank's loans at December 31, 1998:

                                                              Loan Maturity Analysis
                                                                  Maturity Period
                                 ----------------------------------------------------------------------------------------
                                                           >1 Year
                                    Total       1 Year       To 5         >5-10       >10-20       >20-30        >30
                                   Balance      or Less      Years        Years        Years        Years        Years
                                 ----------   ----------   ----------   ----------   ----------   ----------   ----------
                                                                   (Dollars In Thousands)
Interest rate sensitive loans:
 AMLs ........................   $2,854,657   $   73,254   $  216,705   $  373,668   $1,247,872   $  864,220   $   78,938
 Fixed-rate loans:
  1st mortgages ..............       30,683        3,781        6,591        6,463        6,600        7,248           --
  2nd mortgages ..............          377          340           14           23           --           --           --
  Consumer and other loans ...        6,807          825        3,183          601        2,198           --           --
                                 ----------   ----------   ----------   ----------   ----------   ----------   ----------
 Total .......................   $2,892,524   $   78,200   $  226,493   $  380,755   $1,256,670   $  871,468   $   78,938
                                 ==========   ==========   ==========   ==========   ==========   ==========   ==========

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

     The following is a summary of non-accrual loans for which delinquent interest allowances had been established as of the end of each of the periods indicated:

                                         % of                 % of                 % of                % of                  % of
                               1998      Total       1997     Total      1996      Total      1995     Total       1994      Total
                              -------   -------    -------   -------    -------   -------    -------   -------    -------   -------
                                                                     (Dollars In Thousands)
Non-accrual Loans:
Single family .............   $12,270        42%   $16,799        49%   $25,602        35%   $25,991        26%   $13,041        14%
Multi-family ..............    13,005        44     15,785        46     44,754        62     69,579        70     60,213        64
Commercial ................     4,040        14      1,533         5      2,223         3      3,313         4     20,986        22
Other .....................        --        --         --        --         --        --        220        --        245        --
                              -------   -------    -------   -------    -------   -------    -------   -------    -------   -------
   Total Non-accrual
    Loans .................   $29,315       100%   $34,117       100%   $72,579       100%   $99,103       100%   $94,485       100%
                              =======   =======    =======   =======    =======   =======    =======   =======    =======   =======


     The allowance for delinquent interest, based on loans past due more than 90 days or in foreclosure, totaled $1.9 million, $1.8 million, $4.2 million, $5.6 million and $5.2 million at December 31, 1998, 1997, 1996, 1995 and 1994, respectively.

     The Bank's modified loans result primarily from temporary modifications of principal and interest payments. Under these arrangements, loan terms are typically reduced to no less than a monthly interest payment required under the note. If the borrower is unable to return to scheduled principal and interest payments at the end of the modification period, foreclosure proceedings are initiated or the modification period may be extended. As of December 31, 1998, the Bank had modified loans totaling $11.0 million, net of loan loss allowances of $3.3 million. This compares with $16.7 million, net of loan loss allowances of $4.1 million as of December 31, 1997. No modified loans were 90 days or more delinquent as of December 31, 1998 or December 31, 1997. Modified loans 90 days or more delinquent as of December 31, 1996 were $472 thousand.

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

     Valuation  allowances  for  impairment  totaled $7.6 million,  $9.8 million
$12.4 million as of December 31, 1998, 1997 and 1996, respectively. The following is a summary of impaired loans, net of valuation allowances for impairment, for the periods indicated:

                                     December 31,   December 31,    December 31,
                                         1998           1997            1996
                                        -------        -------        -------
                                               (Dollars In Thousands)

Non-accrual loans ..............        $ 5,934        $ 8,260        $20,052
Modified loans .................          5,976          8,090          9,728
Other impaired loans ...........          5,613          9,335          7,854
                                        -------        -------        -------
                                        $17,523        $25,685        $37,634
                                        =======        =======        =======


     When a loan is considered impaired, the Bank measures impairment based on the present value of expected future cash flows (over a period not to exceed 5 years) discounted at the loan's effective interest rate. However, if the loan is "collateral-dependent" or a probable foreclosure, impairment is measured based on the fair value of the collateral. When the measure of an impaired loan is less than the recorded investment in the loan, the Bank records an impairment allowance equal to the excess of the Bank's recorded investment in the loan over its measured value. All impaired loans as of December 31, 1998 had valuation allowances established. As of December 31, 1997 and December 31, 1996 impaired loans totaling $2.5 million and $4.1 million, respectively, had no valuation allowances established. The following summary details impaired loans measured using the present value of expected future cash flows discounted at the effective interest rate of the loan and impaired loans measured using the fair value method for the periods indicated:

                                     December 31,   December 31,    December 31,
                                         1998           1997            1996
                                        -------        -------        -------
                                               (Dollars In Thousands)

Present value method ...........        $ 1,067        $ 1,067        $ 2,992
Fair value method ..............         16,456         24,618         34,642
                                        -------        -------        -------
Total impaired loans ...........        $17,523        $25,685        $37,634
                                        =======        =======        =======

     The present value of an impaired loan's expected future cash flows will change from one reporting period to the next because of the passage of time and also may change because of revised estimates in the amount or timing of those cash flows. The Bank records the entire change in the present value of the expected future cash flows as an impairment valuation allowance, which may necessitate an increase in the provision for loan losses. Similarly, the fair value of the collateral of an impaired collateral-dependent loan may change from one reporting period to the next. The Bank also records a change in the measure of these impaired loans as an impairment valuation allowance, which may necessitate an adjustment to the provision for loan losses.

     The  following  is an  analysis  of the  activity  in the Bank's  valuation
allowance  for  impaired  loans  during  the  periods   indicated   (dollars  in
thousands):

     Balance at December 31, 1995 ......................          $ 26,101
        Provision for loan losses ......................            11,387
        Net charge-offs ................................           (25,138)
                                                                  --------
     Balance at December 31, 1996 ......................            12,350
        Provision for loan losses ......................             7,345
        Net charge-offs ................................            (9,920)
                                                                  --------
     Balance at December 31, 1997 ......................             9,775
        Provision for loan losses ......................               640
        Net charge-offs ................................            (2,781)
                                                                  --------
     Balance at December 31, 1998 ......................          $  7,634
                                                                  ========

     Cash payments received from impaired loans are recorded in accordance with the contractual terms of the loan. The principal portion of the payment is used to reduce the principal balance of the loan, whereas the interest portion is recognized as interest income.

     The average recorded investment in impaired loans during 1998, 1997 and 1996 was $17.5 million, $24.5 million and $52.7 million, respectively. The amount of interest income recognized from impaired loans during 1998, 1997 and 1996 was $1.3 million, $1.9 million and $2.7 million, respectively, under the cash basis method of accounting. Interest income recognized under the accrual basis method of accounting for 1998, 1997 and 1996 totaled $1.3 million, $1.9 million and $2.5 million, respectively.

     The table below shows the Bank's net investment in non-accrual loans determined to be impaired, by property type, as of the periods indicated:

                                    December 31,  December 31,    December 31,
                                       1998           1997            1996
                                      -------        -------        -------
                                             (Dollars In Thousands)

     Single family ...........        $    --        $   856        $ 2,002
     Multi-family ............          5,456          6,893         17,417
     Commercial ..............            478            511            633
                                      -------        -------        -------
                                      $ 5,934        $ 8,260        $20,052
                                      =======        =======        =======

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

     The following is an analysis of the activity in the Bank's general loan valuation allowance for the periods indicated:

                                                                                  Year Ended December 31,
                                                       ----------------------------------------------------------------------------
                                                         1998             1997             1996             1995             1994
                                                       --------         --------         --------         --------         --------
                                                                                   (Dollars In Thousands)
Beginning General Loan Valuation
  Allowance ...................................        $ 61,237         $ 54,900         $ 42,876         $ 55,353         $ 46,900
Provision for Loan Losses .....................           6,560           13,155           23,768            6,958           53,175
Charge-Offs, Net of Recoveries:
  Single Family ...............................          (1,497)          (5,633)          (8,845)          (6,040)         (16,127)
  Multi-Family ................................           1,354            2,341           (2,448)         (13,676)         (19,800)
  Commercial ..................................             (32)             482              240              851             (664)
  Non-Real Estate .............................              16              226                9              (67)            (180)
                                                       --------         --------         --------         --------         --------
  Total Net Charge-Offs .......................            (159)          (2,584)         (11,044)         (18,932)         (36,771)
                                                       --------         --------         --------         --------         --------
Transfer to Liability Account for
        Loans Sold with Recourse ..............              --           (4,234)              --             (503)          (7,948)
Transfer to Real Estate General
  Valuation Allowance .........................              --               --             (700)              --               --
                                                       --------         --------         --------         --------         --------
Ending General Loan Valuation
        Allowance .............................        $ 67,638         $ 61,237         $ 54,900         $ 42,876         $ 55,356
                                                       ========         ========         ========         ========         ========

     The Bank also maintains a valuation allowance for loans sold with recourse, which is included in Other Liabilities in the Company's Statement of Financial Condition. The activity in the general valuation allowance for loans sold with recourse for 1998, 1997, 1996, 1995 and 1994 is presented below (dollars in thousands):

     Balance at December 31, 1994 ........................        $  7,948
     Provision for losses ................................           2,123
     Transfer from general valuation allowance ...........             503
     Net charge-offs .....................................          (1,524)
                                                                  --------
     Balance at December 31, 1995 ........................           9,050
     Net charge-offs .....................................            (652)
                                                                  --------
     Balance at December 31, 1996 ........................           8,398
     Transfer from general valuation allowance ...........           4,234
     Net recoveries ......................................             397
                                                                  --------
     Balance at December 31, 1997 ........................          13,029
     Net charge-offs .....................................            (483)
                                                                  --------
     Balance at December 31, 1998 ........................        $ 12,546
                                                                  ========

     In years prior to 1994, the valuation allowance for loans sold with recourse was included in the general valuation allowance for loans. The balance of such valuation allowance as of December 31, 1993 was $6.2 million.

     The Bank's total general valuation allowance for loans (including general valuation allowances for loans sold with recourse) was 2.51% of total assets with loss exposure (including loans sold with recourse) at December 31, 1998, 2.12% at December 31, 1997 and 1.86% at December 31, 1996. Depending on the economy and real estate markets in which the Bank operates, increases in the general valuation allowance may be required in future periods. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's general valuation allowance. These agencies may require the Bank to establish additional general valuation allowances based on their judgment of the information available at the time of their examination.

     The following table details the general valuation allowance by loan type for the periods indicated, including the general valuation allowance for loans sold with recourse:

                                     % of                  % of                 % of                  % of                   % of
                           1998      Total      1997       Total      1996      Total      1995       Total       1994       Total
                          -------   -------    -------    -------    -------   -------    -------    -------     -------    -------
                                                                   (Dollars In Thousands)
Real Estate Loans:
  Single Family .......   $27,611        34%   $21,583         29%   $15,355        24%   $ 8,887         17%    $ 6,938         11%
  Multi-Family ........    47,264        59     45,029         61     44,078        70     35,278         68      50,018         79
  Commercial ..........     5,247         7      6,658          9      3,587         6      7,529         15       6,170         10
  Non-Real Estate Loans        62        --        996          1        278        --        232         --         175         --
                          -------   -------    -------    -------    -------   -------    -------    -------     -------    -------
  Total ...............   $80,184       100%   $74,266        100%   $63,298       100%   $51,926        100%    $63,301        100%
                          =======   =======    =======    =======    =======   =======    =======    =======     =======    =======

     Net loan charge-offs, including net charge-offs from the general valuation allowance, impaired allowance, and the general valuation allowance for loans sold with recourse totaled $3.4 million, $12.1 million, $37.5 million, $39.7 million and $45.4 million for 1998, 1997, 1996, 1995 and 1994, respectively, representing 0.09%, 0.39%, 1.21%, 1.28% and 1.58% of the average loan portfolio for such periods. Charge-offs have improved due to the improvement in the Southern California economy and real estate market.

     Any increase in charge-offs would adversely impact the Company's future loan loss provisions and earnings.

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset Quality Ratios" for an analysis of the Bank's general valuation allowances as a percentage of non-accrual loans, the total loan portfolio and total loans with loss exposure.

     Potential Problem Loans. The Bank also had $16.6 million, $41.6 million and $44.0 million in potential problem real estate loans as of December 31, 1998, December 31, 1997 and December 31, 1996, respectively. These are loans which do not meet the criteria of impaired or non-performing loans but have displayed some past or present weakness. If the weakness is not corrected, the loan could eventually result in a loss to the Bank.

     The Bank's Asset Classification Committee meets at least quarterly to review and monitor the condition of the loan portfolio. Additionally, a special workout group of the Bank's officers meets at least monthly to resolve delinquent loan situations and to initiate actions enforcing the Bank's rights in security properties pending foreclosure and liquidation.

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

     The following table provides information regarding the Bank's REO activity for the periods indicated:

                                              Real Estate Owned Activity
                                                Year Ended December 31,
                                     ------------------------------------------
                                       1998             1997             1996
                                     --------         --------         --------
                                               (Dollars In Thousands)

Beginning Balance ...........        $ 10,218         $ 14,331         $ 19,701
Additions ...................          17,096           49,150           74,886
Sales .......................         (22,559)         (53,263)         (80,256)
                                     --------         --------         --------
Ending Balance ..............        $  4,755         $ 10,218         $ 14,331
                                     ========         ========         ========

     Other Interest-Earning Assets. The Bank owned no contractually delinquent interest-earning assets other than loans as of December 31, 1998.

Investment Activities

     Savings institutions are required by federal regulations to maintain a minimum ratio of liquid assets which may be invested in certain government and other specified securities. This level is adjusted from time to time in response to prevailing economic conditions and as a means of controlling the amount of available mortgage credit. At December 31, 1998, the regulatory liquidity requirement was 4.00% and the Bank's liquidity percentage was 5.38%.

     It is the Bank's policy to maintain liquidity investments at a modest level and to use available cash to originate mortgages which normally command higher yields. Therefore, interest income on investments generally represents less than 5% of total revenues.

     The following table summarizes the total investment portfolio at historical cost by type at the end of the periods indicated:

                                                                                       December 31,
                                                   --------------------------------------------------------------------------------
                                                     1998              1997              1996              1995              1994
                                                   --------          --------          --------          --------          --------
                                                                                 (Dollars In Thousands)
U.S. Treasury Securities ..................        $    300          $    300          $    301          $    301          $  4,205
U.S. Agency Securities ....................          28,156            48,142            49,989            46,561            36,565
Collateralized Mortgage
 Obligations ("CMOs") .....................          36,380             1,009             8,776            29,874            43,282
                                                   --------          --------          --------          --------          --------
                                                     64,836            49,451            59,066            76,736            84,052
Unrealized loss on
 securities available-for-sale ............            (503)             (541)             (157)             (552)               --
                                                   --------          --------          --------          --------          --------
                                                   $ 64,333          $ 48,910          $ 58,909          $ 76,184          $ 84,052
                                                   ========          ========          ========          ========          ========

Weighted average yield on
 interest-earnings invest-
 ments end of period ......................            5.38%             5.17%             5.98%             5.15%             5.08%
                                                   ========          ========          ========          ========          ========

     The following is a summary of the maturities of investment securities at historical value as of December 31, 1998:

                                                                             Maturity
                                     -----------------------------------------------------------------------------------------------
                                                                                                        Total Historical
                                        Within 1 Year                1-5 Years                               Value
                                     --------------------     ------------------------     -----------------------------------------
                                                 Weighted                     Weighted                      Weighted        Average
                                                  Average                      Average                       Average        Maturity
                                      Amount       Yield      Amount            Yield      Amount            Yield           Yrs/Mos
                                     -------      -------     -------           ------     -------           ------          -------
                                                                     (Dollars In Thousands)
U.S. Treasury
 Securities ...................      $    --         --%      $   300            5.79%     $   300            5.79%            2/7
U.S. Agency Securities ........           --         --        28,156            4.51       28,156            4.51            4/11
                                     -------                  -------                      -------
                                     $    --                  $28,456            4.52      $28,456            5.17            4/11
                                     =======                  =======                      =======

The Bank's CMOs all have expected maturities within five years.

Sources of Funds

     General. The Bank's principal sources of funds are savings deposits, advances from the Federal Home Loan Bank of San Francisco ("FHLBSF") and securities sold under agreements to repurchase.

     Deposits. The Bank obtains deposits through three different sources: 1) its retail branch system, 2) phone solicitations by designated employees, and 3) national brokerage firms.

     Deposits acquired through telemarketing efforts are typically placed with the Bank by professional money managers and represented 5%, 5% and 6% of total deposits at December 31, 1998, 1997 and 1996, respectively. The level of telemarketing deposits varies based on yields available to depositors on other investment instruments and the depositors' perception of the Bank's creditworthiness.

     Deposits acquired through national brokerage firms represented 23%, 20% and 20% of total deposits at December 31, 1998, 1997 and 1996, respectively. Any fees paid to deposit brokers are amortized over the term of the deposit. Based on historical renewal percentages, management believes that these deposits are a stable source of funds. Institutions meeting the regulatory capital standards necessary to be deemed well-capitalized are not required to obtain a waiver from the FDIC in order to accept brokered deposits. See "Management's Discussion and Analysis - Capital Resources and Liquidity."

     Deposits obtained through the retail branch system were $1.5 billion at December 31, 1998, 1997 and 1995. Retail deposits comprised 72% of total deposits at December 31, 1998, 75% of total deposits at December 31, 1997 and 74% at December 31, 1996. The level of deposits has remained stable over the last three years due to increased competition for retail savings deposits in Southern California. In order to increase fee income at the retail branches and decrease interest costs, the Bank's retail deposit marketing efforts have been concentrated on obtaining demand deposit accounts over the last several years. The Bank operated 24 retail branches at the end of 1998.

     The following table shows the average balances and average rates paid on deposits by deposit type for the periods indicated:

                                                                            During the Year Ended December 31,
                                                      ------------------------------------------------------------------------------
                                                                1998                       1997                        1996
                                                      -----------------------     ----------------------      ----------------------
                                                       Average        Average       Average      Average       Average      Average
                                                       Balance         Rate         Balance       Rate         Balance        Rate
                                                      ----------     --------     ----------    --------      ----------    --------
                                                                                  (Dollars In Thousands)
Passbook Accounts ..............................      $   84,711       2.04%      $   83,958       2.06%      $   94,858       2.02%
Money Market Deposit Accounts ..................         251,866       3.89          138,764       3.16          125,722       2.61
Interest-bearing Checking Accounts .............         102,367       1.04          111,246       1.00          142,487       0.96
Fixed Term Certificate Accounts ................       1,682,080       5.06        1,638,892       5.22        1,772,621       5.36
                                                      ----------                  ----------                  ----------
                                                      $2,121,024       4.61%      $1,972,860       4.70%      $2,135,688       4.76%
                                                      ==========                  ==========                  ==========

     The following table shows the maturity distribution of jumbo certificates of deposit ($100,000 and greater) as of December 31, 1998 (dollars in thousands):

     Maturing in:
       1 month or less ................................            $ 82,648
       Over 1 month to 3 months .......................              93,045
       Over 3 months to 6 months ......................              76,723
       Over 6 months to 12 months .....................              67,170
       Over 12 months .................................               1,265
                                                                   --------
           Total ......................................            $320,851
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

     The following tables set forth information regarding the amount of deposits in the various types of savings programs offered by the Bank at the end of the years indicated and the average balances and rates for those years:

                                                                                   December 31,
                                             ---------------------------------------------------------------------------------------

                                                       1998                            1997                          1996
                                             -------------------------      -------------------------      -------------------------
                                               Amount            %            Amount           %             Amount            %
                                             ----------     ----------      ----------     ----------      ----------     ----------
                                                                              (Dollars In Thousands)
Variable rate non-term  accounts:
  Money market deposit accounts
  (weighted average rate of 3.91%,
   3.36% and 2.82%) ......................   $  293,159             14%     $  156,221              8%     $  130,173             7%
  Interest-bearing checking accounts
   (weighted average rate of 1.06%
   1.78% and 1.01%) ......................      108,211              5         130,765              7         165,616             8
  Passbook accounts (2.01%, 2.04%
   and 2.04%) ............................       84,132              4          86,547              4          94,718             5
  Non-interest bearing checking
   accounts ..............................      137,822              6         112,373              6          40,404             2
                                             ----------     ----------      ----------     ----------      ----------     ---------
                                                623,324             29         485,906             25         430,911            22
                                             ----------     ----------      ----------     ----------      ----------     ---------
  Fixed term rate certificate accounts:
  Under six month term (weighted
    average rate of 4.18%, 5.07%
     and 5.11%) ..........................       62,642              3         120,637              6         160,430             8
  Six month term (weighted average
   rate of 5.14%, 6.00% and 5.69%) .......      301,313             14         103,901              5         204,048            10
  Nine month term (weighted average of
   5.42%, 5.64% and 5.45%)................      438,443             21         374,259             19         246,777            13
  One year to 18 month  term (weighted
   average rate of 5.14%, 5.53% and
   5.32%) ................................      263,291             12         348,941             18         304,532            16
  Two year or 30 month term (weighted
    average rate of 5.28%, 5.23% and
    5.32%) ...............................       23,015              1          30,689              2          40,498             2
  Over 30 month term (weighted
    average rate of 5.79%, 5.85%
    and 6.27%) ...........................      103,030              5         125,971              7         202,724            10
  Negotiable certificates of $100,000
    and greater, 30 day to one year terms
    (weighted average rate of 5.08%,
    5.50% and 5.39%) .....................      320,851             15         353,343             18         367,528            19
                                             ----------     ----------      ----------     ----------      ----------     ---------
                                              1,512,585             71       1,457,741             75       1,526,537            78
                                             ----------     ----------      ----------     ----------      ----------     ---------
  Total deposits (weighted average
   rate of 4.36%, 4.66% and 4.67%) .......   $2,135,909            100%     $1,943,647            100%     $1,957,448           100%
                                             ==========     ==========      ==========     ==========      ==========     =========

     The cost of funds, operating margins and net earnings of the Bank associated with brokered and telemarketing deposits are generally comparable to the cost of funds, operating margins and net earnings of the Bank associated with retail deposits, Federal Home Loan Bank ("FHLB") borrowings and securities sold under agreements to repurchase. As the cost of each source of funds fluctuates from time to time, the Bank seeks funds from the lowest cost source until the relative costs change. As the costs of funds, operating margins and net earnings of the Bank associated with each source of funds are generally comparable, the Bank does not deem the impact of a change in incremental use of any one of the specific sources of funds at a given time to be material.

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

     Total advances from the FHLBSF were $714 million at December 31, 1998 at a weighted average rate of 5.43%. This compares with advances of $1.3 billion at December 31, 1997 and $1.2 billion at December 31, 1996 at weighted average rates of 5.80% and 5.71%, respectively. The level of FHLB borrowings was decreased during 1998 due to the availability of lower cost sources of funds and increased cash flows from loan payoffs. The Bank has credit availability with the FHLBSF which allows it to borrow up to 40% of the Bank's assets or approximately $1.5 billion at December 31, 1998.

     The Bank enters into sales of securities under agreements to repurchase (reverse repurchase agreements) which require the repurchase of the same securities. The agreements are treated as borrowings in the Company's Consolidated Statements of Financial Condition. There are certain risks involved with doing these types of transactions. In order to minimize these risks, the Bank's policy is to enter into agreements only with well-known national brokerage firms which meet their regulatory capital requirements. Borrowings under reverse repurchase agreements totaled $471.2 million at December 31, 1998 at a weighted average rate of 5.37% and were secured by mortgage-backed securities with principal balances totaling $490.4 million. Borrowings under reverse repurchase agreements totaled $577.7 million at December 31, 1997 and $646.5 million at December 31, 1996 at weighted average rates of 5.66% and 5.42%, respectively.

     The Company has $50 million in 10-year senior unsecured notes ("Notes") due in September of 2004. The Notes are interest only, with an interest rate of 11.75% and are due October 2004. The $47.8 million in net proceeds were contributed to the Bank as capital. The Notes are governed by the terms of an indenture dated September 28, 1994 (the "Indenture"). The Indenture contains financial and operating covenants which, among other things, (i) limit the incurrence of debt by the Company, (ii) limit the payment of dividends and the making of certain other distributions by the Company and its subsidiaries, including the Bank, (iii) limit the disposition of, and the existence of liens on, the stock of the Company's subsidiaries, (iv) limit the existence of certain liens on other property or assets of the Company and (v) limit the ability of the Company to enter into certain transactions with affiliates. Management does not believe that these covenants impair the Bank's activities in the ordinary course of business. The amount of annual interest due on the Notes is $5.9 million. The Notes are callable beginning October 1, 1999 at a premium of 5.875%. The premium is reduced each year until October 1, 2002 when there is no premium. The Company is solely dependent upon the Bank's ability to pay dividends to provide funds for meeting the interest due on these Notes. See "Summary of Material Legislation and Regulations" for a discussion of regulatory restrictions on dividends and other capital distributions.

     Borrowings from all sources totaled $1.2 billion, $1.9 billion and $1.9 billion at weighted average rates of 5.66%, 5.91% and 5.77% at December 31, 1998, 1997 and 1996, respectively. The Bank reduced its borrowings during 1998 due to increased cash flows from loan payoffs.

     The Bank's portfolio of short term borrowings includes short-term variable rate credit advances and FHLB advances due in less than one year from the FHLBSF, securities sold under agreements to repurchase and other short term borrowings. The following schedule summarizes short term borrowings for the last three years:

                                                                                Maximum
                                                                               Month-End
                                                                              Outstanding
                                                        End of Period           Balance           Average Period
                                                  -------------------------    During the    -------------------------
                                                  Outstanding        Rate        Period      Outstanding        Rate
                                                  -----------      --------    ----------    -----------      --------
                                                                          (Dollars In Thousands)
1998
Short term FHLB Advances .....................     $  200,000        5.57%     $1,035,000     $  554,167        5.70%
Securities sold under agreements to repurchase        471,172        5.37         576,514        514,498        5.55
Other short term borrowings ..................             --          --           5,500          3,250        5.73

1997
Short term variable rate credit advances .....     $       --          --%     $       --     $      600        6.01%
Short term FHLB Advances .....................      1,310,000        5.80       1,345,000      1,170,417        5.75
Securities sold under agreements to repurchase        577,670        5.66         634,976        607,479        5.60
Other short term borrowings ..................          4,000        5.85          26,500         15,703        5.63

1996
Short term variable rate credit advances .....     $   32,000        7.33%     $   32,000     $       87        7.33%
Short term FHLB Advances .....................        980,000        5.69       1,140,000        896,250        5.74
Securities sold under agreements to repurchase        646,482        5.42         715,465        678,420        5.40
Other short term borrowings ..................          2,000        5.53          22,900         15,802        5.55

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

     As of December 31, 1998, the Bank had invested an aggregate of $514 thousand (primarily equity) in Seaside, Oceanside and SMCG. Revenues and operating results of these subsidiaries accounted for less than 1% of consolidated revenues in 1998 and no material change is presently foreseen. For the past several years, only Seaside and Oceanside have been active.

     Real Estate Development Activities. Seaside has not been involved in any real estate development activity for the last several years and there are no plans for future real estate projects. Therefore, no gains or losses on real estate development activities were recorded during 1998, 1997 or 1996.

     Seaside continues to hold one condominium unit which is rented to the Bank for use by its employees. In 1997, a condominium, rented to the Bank, was sold. At December 31, 1998, Seaside's investment in the remaining unit totaled $36 thousand. There were no loans outstanding against the property at December 31, 1998. The unit is located in Southern California.

     Trustee Activities. Seaside acts as trustee on the Bank's deeds of trust. Trustee fees for this activity amounted to $274 thousand, $494 thousand and $695 thousand in 1998, 1997 and

1996, respectively. The decrease in trustee fees over the last three years is consistent with the decrease in loan foreclosure activity.

     Insurance Brokerage Activities. Oceanside engages in limited insurance agent activities. Income to date from this source has been insignificant. In 1996, Oceanside began operating as a licensed life insurance agent for the purpose of receiving commissions on the sale of fixed and variable rate annuities and mutual funds conducted in the Bank's offices by a licensed third party vendor. Independent Financial Securities, Inc. ("IFS"), a registered broker-dealer, conducts its sales activities in the Bank's branch offices and the Bank receives a percentage of the commissions on such sales through its licensed insurance agency, Oceanside. During 1998, 1997 and 1996, Oceanside received commission income of $263 thousand, $462 thousand and $428 thousand, respectively, from the sale of non-insured investment products by IFS.

Employees

     As of December 31, 1998, the Bank had a total of 475 full time equivalent employees, including 118 part-time employees. No employees were represented by a collective bargaining group. At present, the Company has no employees who are not also employees of the Bank. The Bank provides its regular full-time employees with a comprehensive benefits program that includes basic and major medical insurance, long-term disability coverage, sick leave, a 401(k) plan and a profit sharing employee stock ownership plan. The Bank considers its employee relations to be excellent.

Summary of Material Legislation and Regulations

     General. FFC, as a savings and loan holding company, is registered with, and subject to regulation and examination by, the Office of Thrift Supervision ("OTS"). The Bank, which is a federally chartered savings bank and a member of the FHLBSF, is subject to regulation and examination by the OTS with respect to most of its business activities, including, among others, lending activities, capital standards, general investment authority, deposit taking and borrowing authority, mergers and other business combinations, establishment of branch offices, and permitted subsidiary investments and activities. The Bank's deposits are insured by the FDIC through the SAIF. As insurer, the FDIC is authorized to conduct examinations of the Bank. The Bank is also subject to Federal Reserve Board regulations concerning reserves required to be maintained against deposits.

     As a member of the FHLB System, the Bank is required to own capital stock in its regional FHLB, the FHLBSF, in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the end of each year, or 5% of its outstanding borrowings from the FHLBSF. The Bank was in compliance with this requirement, with an investment of $72.7 million in FHLBSF stock at December 31, 1998.

     The FHLBSF serves as a source of liquidity for the member institutions within its assigned region, the FHLB Eleventh District. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the Federal Housing Finance Board and the Board of Directors of the FHLBSF. At December 31, 1998, the Bank's advances from the FHLBSF amounted to $714.0 million, or 21% of the Company's total funding sources (deposits and borrowings).

     The FHLBs provide funds for the resolution of troubled savings institutions and are required to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low and moderate income housing projects. These contributions have adversely affected the level of dividends that the FHLBs have paid to its members. These contributions also could have an adverse effect on the value of FHLB stock in the future. For the year ended December 31, 1998, dividends paid by the FHLBSF to the Bank totaled approximately $4.2 million.

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

     "Tangible capital" means stockholders' equity computed in accordance with generally accepted accounting principles less any intangible assets, less unrealized gains, plus unrealized losses on certain "available-for-sale" securities, plus purchased mortgage servicing rights and purchased credit card relationships, subject to certain limitations. "Core capital" is generally defined the same as tangible capital except that certain qualifying intangible assets may be included. The Bank has no such qualifying intangible assets as of December 31, 1998. The "risk-based capital" ratio is defined as the ratio of total capital to total assets after the assets have been risk-weighted in accordance with certain percentages developed by the OTS and the other bank regulatory agencies. Total capital for purposes of the risk-based capital requirements consists of core capital and supplementary capital, less cash pledged for credit support in certain loan sales. Supplementary capital includes, among other things, a portion of the general loan valuation allowance. The general loan valuation allowance may generally be included in supplementary capital up to 1.25% of risk-weighted assets. At December 31, 1998, $26.5 million of the Bank's $67.6 million in general valuation allowances was included in supplementary capital. Supplementary capital may be used to satisfy an institution's risk-based capital requirement in an amount not greater than its core capital. The Bank is considered to be "well capitalized" for purposes of these capital measures. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity - Capital Requirements."

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

     The FDIC has implemented a risk-based assessment system, under which an institution's deposit insurance assessment is based on the probability that the deposit insurance fund will incur a loss with respect to the institution, the likely amount of any such loss, and the revenue needs of the deposit insurance fund. Under the risk-based assessment system, a savings institution is categorized into one of three capital categories: well capitalized, adequately capitalized, and undercapitalized. A savings institution is also categorized into one of three supervisory subgroup categories based on examinations by the OTS.

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

     The  OTS  also  imposes   assessments  and  examination   fees  on  savings
institutions. OTS assessments for the Bank were $599 thousand in 1998, $610 thousand in 1997 and $611 thousand in 1996.

     The SAIF was recapitalized as part of the Economic Growth and Regulatory Paperwork Reduction Act of 1996 (the "Economic Growth Act"). This legislation included the Deposit Insurance Funds Act of 1996 (the "DIFA") which provided for the recapitalization of the SAIF through a special assessment levied on all institutions that have SAIF-insured deposits.

     Liquidity. Federal regulations currently require a savings institution to maintain a monthly average daily balance of liquid assets (including cash, certain time deposits, bankers' acceptances and specified United States government, state or federal agency obligations) equal to at least 4% of: (i) the average daily balance of its net withdrawable accounts and short-term borrowings during the preceding calendar quarter or (ii) the ending balance of its net withdrawable accounts as of the end of the preceding calendar quarter. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4% to 10% of such accounts and borrowings depending upon economic conditions and the deposit flows of member institutions. On November 24, 1997, the OTS reduced this liquidity requirement to 4% from 5%. The OTS also gave institutions the option of using a quarterly average calculation or an end of quarter calculation of the liquidity base and removed the requirement of maintaining a monthly average balance of short-term liquid assets equal to at least 1% of the average daily balance of its net withdrawable accounts and short term borrowings. Monetary penalties may be imposed for failure to meet these liquidity ratio requirements. The Bank's liquidity ratio for the quarter ended December 31, 1998 was 5.38%, which exceeded the applicable requirements.

     Community Reinvestment Act. The Community Reinvestment Act ("CRA") requires each savings institution, as well as commercial banks and certain other lenders, to identify the communities served by the institution's offices and to identify the types of credit the institution is prepared to extend within those communities. The CRA also requires the OTS to assess an institution's performance in meeting the credit needs of its identified communities as part of its examination of the institution, and to take such assessments into consideration in reviewing applications with respect to branches, mergers and other business combinations, including acquisitions by savings and loan holding companies. An unsatisfactory CRA rating may be the basis for denying such an application and community groups have successfully protested applications on CRA grounds. In connection with its assessment of CRA performance, the OTS assigns CRA ratings of "outstanding," "satisfactory," "needs to improve" or "substantial noncompliance." The Bank was rated "satisfactory" in its last CRA examination, which was conducted in 1998. New CRA regulations which were enacted in late 1995 took effect starting in 1996, for examinations in 1997 and thereafter. Under the new regulations, institutions are evaluated based on: (i) performance in lending in their assessment areas; (ii) the provision of deposit and other community services in their assessment areas; and (iii) the investment in housing-related and other qualified community investments. Under the new regulations, an institution which is found to be deficient in its performance in meeting its community's credit needs may be subject to enforcement actions, including cease and desist orders and civil money penalties.

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

     Although the OTS has never prohibited the Bank from making a capital distribution, the OTS nevertheless retains the authority to prohibit any capital distribution otherwise authorized under the regulations if the OTS determines that the capital distribution would constitute an unsafe or unsound practice. The regulations also state that the capital distribution limitations apply to direct and indirect distributions to affiliates, including those occurring in connection with corporate reorganizations. Moreover, the Bank would not be permitted to pay cash dividends if it were deemed to be an "undercapitalized" institution for purposes of the "prompt corrective action" rules. At December 31, 1998, the Bank met the standards necessary to be deemed to be "well capitalized" for purposes of the "prompt corrective action" rules.

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

     Savings institutions are subject to the same loans-to-one borrower ("LTOB") restrictions that are applicable to national banks, with limited provisions for exceptions. In general, the national bank standard restricts loans to a single borrower to no more than 15% of a bank's capital and surplus, plus an additional 10% if the loan is collateralized by certain readily marketable collateral. The Bank's loans were within the LTOB limitations at December 31, 1998.

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

     Federal regulations contain a number of measures intended to promote early identification of management problems at depository institutions and to ensure that regulators intervene promptly to require corrective action by institutions. The Bank's annual management report on the effectiveness of internal control standards and compliance with certain designated laws will be made available in March of 1999.

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

     Only "well capitalized" institutions may obtain brokered deposits without a waiver. An "adequately capitalized" institution can obtain brokered deposits only if it receives a waiver from the FDIC. An "undercapitalized" institution may not accept brokered deposits under any circumstances. The Bank met the "well-capitalized" standards during 1998 and was eligible to accept brokered deposits without a waiver.

     Qualified Thrift Lender Test. In general, the QTL test requires that 65% of an institution's portfolio assets be invested in "qualified thrift investments" (primarily loans, securities and other investments related to housing), measured on a monthly average basis for nine out of every 12 months on a rolling basis. Any savings institution that fails to meet the QTL test must either convert to a bank charter or become subject to national bank-type restrictions on branching, business activities, and dividends, and its ability to obtain FHLB advances is affected. The Bank met the QTL test at December 31, 1998, with 97% of its portfolio assets comprised of "qualified thrift investments."

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

     Federal Reserve System. Federal Reserve Board regulations require savings institutions to maintain non-interest bearing reserves against their transaction accounts. The reserve for transaction accounts as of December 31, 1998 was 3% of the first $43.1 million of such accounts and 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) of the balance of such accounts. The Bank is in compliance with these requirements.

     Taxation. The Company, the Bank and its subsidiaries file a consolidated federal income tax return on a calendar year basis using the accrual method. The maximum marginal federal tax rate is currently 35%.

     In August 1996, the Small Business Job Protection Act (the "Act") was signed into law. One provision of the Act repealed the reserve method of accounting for bad debts for savings institutions effective for taxable years beginning after 1995. Therefore, the Bank used the specific charge-off method in filing its 1996 and 1997 federal tax returns and will use this method in filing its 1998 federal tax return.

     The Bank may be required to recapture its "applicable excess reserves", if its federal tax bad debt reserves are in excess of its base year reserve amount. As of December 31, 1998, the Bank had no applicable excess reserves. The base year reserves will be subject to recapture and the Bank could be required to recognize a tax liability if: (1) the Bank fails to qualify as a "bank" for federal income tax purposes; (2) certain distributions are made with respect to the stock of the Bank; (3) the bad debt reserves are used for any purpose other than to absorb bad debt losses; or (4) there is a change in federal tax law. The enactment of this legislation has not and is not expected to have a material impact on the Bank's operations or financial position.

     For state tax purposes, the Bank is allowed an addition to its tax bad debt reserves in an amount necessary to fill up to its tax reserve balance calculated using the experience method.

     To the extent that distributions by the Bank to the Company that are permitted under federal regulations exceed the Bank's earnings and profits (as computed for federal income tax purposes), such distributions would be treated for tax purposes as being made out of the Bank's excess bad debt reserve and would thereby constitute taxable income to the Bank in an amount equal to the lesser of the Bank's excess bad debt reserve or the amount which, when reduced by the amount of income tax attributable to the inclusion of such amount in gross income, is equal to the amount of such distribution. At December 31, 1998, the Bank's excess bad debt reserve was zero. At December 31, 1998, the Bank's earnings and profits (as computed for federal income tax purposes) were approximately $207.4 million.

     At December 31, 1998, the Bank had $41.6 million in deferred tax assets. No valuation allowance was established because management believes that it is more likely than not that the deferred tax assets will be realized. Deferred tax liabilities totaled $33.2 million at December 31, 1998.

     The Bank is subject to an alternative minimum tax if such tax is larger than the tax otherwise payable. Generally, alternative minimum taxable income is a taxpayer's regular taxable income, increased by the taxpayer's tax preference items for the year and adjusted by computing certain deductions in a special manner which negates the acceleration of such deductions under the regular tax. The adjusted income is then reduced by an exemption amount and is subject to tax at a 20% rate. The excess of the addition to the bad debt reserve computed under the percentage of taxable income method over the increase in the reserve calculated on the basis of actual experience is an item of tax preference. No alternative minimum taxes were applicable to the Bank for tax years 1998, 1997 or 1996.

     California tax laws generally conform to federal tax laws. For California franchise tax purposes, federal savings banks are taxed as "financial corporations" at a rate 2% higher than that applicable to non-financial corporations because of exemptions from certain state and local taxes. The tax rates for 1998, 1997 and 1996 were 10.84%, 10.84% and 11.30%, respectively. The
Franchise Tax Board ("FTB") has not yet announced the rate for 1999.

     During 1997, the Internal Revenue Service ("IRS") completed its examination of the Company's consolidated federal income tax returns for tax years up to and including 1992. The adjustments made by the IRS related to temporary differences as to the recognition of certain taxable income and expense items. While the Company had provided deferred taxes for federal and state purposes, the changes in the period of recognition of certain income and expense items resulted in interest due to the IRS and FTB. As a result, the Company paid $7.4 million in interest to the IRS and FTB during 1997 and accrued an additional $210 thousand in interest during the year. During 1998, the Company paid $598 thousand in interest to the IRS and FTB and reversed $300 thousand. During 1996, the Company recorded a net reversal of $5.1 million in accrued interest. The remaining $500 thousand remaining balance in accrued interest as of December 31, 1998 is for interest due with amended returns which have not yet been filed.

ITEM 2--PROPERTIES

     At December 31, 1998, the Bank owned the building and land for seven of its branch offices, owned the building but leased the land for three additional offices, and leased its remaining offices. Properties leased by the Bank include its home and executive offices located in a 12-story office tower in downtown Santa Monica and a general services and corporate operations office building in Santa Monica. FFC does not lease or own properties. For information concerning rental obligations, see Note 6 of the Notes to Consolidated Financial Statements.

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

     (b) Holders. As of February 12, 1999, the Company had 20,623,198 shares of its common stock outstanding, representing approximately 891 record stockholders, which total does not include the number of stockholders whose shares are held in street name.

     (c) Dividends. As a publicly traded company, the Company has no history of dividend payments on its common stock. However, the Company may in the future adopt a policy of paying dividends, depending on its net earnings, financial position and capital requirements, as well as regulatory restrictions, tax consequences and the ability of the Company to obtain a dividend from the Bank for payment to stockholders. OTS regulations limit amounts that the Bank can pay as a dividend to the Company. No dividend may be paid if the Bank's net worth falls below regulatory requirements. (See "Business - Summary of Material Legislation and Regulations" for other regulatory restrictions on dividends.) Within these regulations, the Board of Directors of the Bank declared and paid $5.9 million in dividends during each of the years 1998, 1997 and 1996. These dividends enabled the Company to service the $50 million in Notes due October 2004.

     The ability of the Company to pay dividends is also restricted by the covenants contained in its Indenture pertaining to $50 million in Notes due October 2004. See "Business - Borrowings."

ITEM 6--SELECTED FINANCIAL DATA

     Selected financial data for the Company is presented below:

                     FIRSTFED FINANCIAL CORP. AND SUBSIDIARY
                  FIVE YEAR CONSOLIDATED SUMMARY OF OPERATIONS

                                                      1998             1997             1996             1995             1994
                                                   -----------      -----------      -----------      -----------      -----------
                                                                    (Dollars In Thousands, Except per Share Data)

For the Year Ended December 31:
  Interest income ............................     $   289,769      $   299,220      $   297,178      $   301,735      $   235,424
  Interest expense ...........................         186,491          204,226          198,031          224,077          157,655
  Net interest income ........................         103,278           94,994           99,147           77,658           77,769
  Provision for loan losses ..................           7,200           20,500           35,155           28,376           85,700
  Other income ...............................          13,657           10,218           10,915            8,725           11,264
  Non-interest expense .......................          48,924           44,151           59,175           45,903           45,496
  Earnings (loss) before
   income taxes (benefit) ....................          60,811           40,561           15,732           12,104          (42,163)
  Income taxes (benefit) .....................          26,182           17,461            7,488            5,569          (17,699)
  Net earnings (loss) ........................          34,629           23,100            8,244            6,535          (24,464)
  Basic earnings (loss) per share(1) .........            1.63             1.09             0.39             0.31            (1.16)
  Diluted earnings (loss)
   per share(1) ..............................            1.60             1.07             0.39             0.31            (1.16)
End of Year:
  Loans receivable, net ......................       2,808,221        3,145,164        3,048,469        3,059,780        3,072,309
  Mortgage-backed securities .................         556,679          676,058          746,006          843,819          830,715
  Investment securities ......................          64,333           48,910           58,909           67,813           74,654
  Total assets ...............................       3,677,128        4,160,115        4,143,852        4,139,737        4,157,414
  Deposits ...................................       2,135,909        1,943,647        1,957,448        2,205,036        2,298,914
  Borrowings .................................       1,235,172        1,941,670        1,940,482        1,666,943        1,604,821
  Liabilities ................................       3,420,128        3,937,328        3,949,302        3,943,446        3,972,727
  Stockholders' equity .......................         257,000          222,787          194,550          196,291          184,687
  Book value per share(1) ....................           12.16            10.52             9.24             9.25             8.71
Selected Ratios:
  Return on average assets ...................            0.88%            0.56%            0.20%            0.16%           (0.64)%
  Return on average equity ...................           14.40%           11.25%            4.22%            3.47%          (12.78)%
  Ratio of non-performing
    assets to total assets ...................            0.84%            0.95%            1.77%            2.33%            2.23%
Other Data:
  Number of Bank full service
    branches .................................              24               24               25               25               25

(1) All per share amounts have been adjusted for the two-for-one stock split declared June 25, 1998.

     Also see summarized results of operations on a quarterly basis for 1998, 1997 and 1996 in Note 15 of the Notes to Consolidated Financial Statements.

ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company's results of operations are primarily affected by its levels of net interest income, provisions for loan losses, non-interest income, non-interest expense and income taxes. The Company's results are strongly influenced by the Southern California economy in which it operates.

     Net earnings of $34.6 million or $1.60 per share were recorded in 1998, compared to net earnings of $23.1 million or $1.07 per share in 1997 and $8.2 million or $0.39 per share in 1996. All per share amounts are presented on a diluted basis and have been adjusted for the two for one stock split declared June 25, 1998. The Company's results over the last three years have improved primarily due to lower loan loss provisions and increased net interest income. The Southern California economy continued to improve in 1998 from the economic recession of the early 1990's. As a result, loan charge-offs declined to $3.4 million in 1998 compared to $12.1 million in 1997 and $37.5 million in 1996. In addition, transfers to valuation allowances for impaired loans declined to $640 thousand in 1998 compared to $7.3 million in 1997 and $11.4 million in 1996.

     Certain key financial ratios for the Company are presented below:

                                                                  Average
                                    Return on     Return on      Equity to
                                     Average       Average        Average
                                     Assets        Equity         Assets
                                     ------        ------         ------
      1998 ..............             .88%          14.40%         6.09%
      1997 ..............             .56           11.25          4.95
      1996 ..............             .20            4.22          4.61
      1995 ..............             .16            3.47          4.49
      1994 ..............            (.64)         (12.78)         4.97


     Core earnings reflect the Company's results from basic operations and were $63.6 million in 1998, $60.6 million in 1997 and $60.5 million in 1996. Core earnings are defined as net interest income before provision for loan losses plus other income (excluding gain on sale of loans and securities) less non-interest expense. Non-recurring items and provision for loan losses are excluded from core earnings. Core earnings increased in 1998 compared to 1997 due to decreased levels of non-performing assets and lower interest rates.

     Non-performing assets (primarily loans 90 days past due or in foreclosure plus foreclosed real estate) decreased to $30.7 million or 0.84% of total assets at December 31, 1998 compared to $40.1 million or 0.95% of total assets at December 31, 1996 and $73.9 million or 1.77% of total assets at December 31, 1996. The decreasing trend in non-performing assets over the last two years is due to lower balances of delinquent loans and foreclosed properties of all collateral types.

     The Company repurchased 100,800 shares of its common stock during 1998. Total shares repurchased as of December 31, 1998 were 1,947,840 at an average price of $6.86 per share. As of February 12, 1999, the Company repurchased an additional 685,400 shares at an average price of $16.15. Total shares repurchased as of February 12, 1999 were 2,633,240 at an average price of $9.27.

     At December 31, 1998 the Bank's regulatory risk-based capital ratio was 15.43% and the tangible and core capital ratios were 7.98%. The Bank met the regulatory capital standards to be deemed "well-capitalized" at December 31, 1998.

     The Bank's deposits are insured by the SAIF up to a maximum of $100,000 for each insured depositor. The Bank's FDIC insurance premiums decreased to $1.2 million in 1998 compared to $1.9 million in 1997 and $5.4 million in 1996. In addition, the Bank paid a $15.0 million one time SAIF assessment during 1996. The decrease in 1998 compared to 1997 was due to a drop in the Bank's assessment rate to 6.3 basis points from 9.3 basis points due to an improvement in its regulatory rating. The decrease in 1997 compared to 1996 was due to a drop in the assessment rate to 9.3 basis points from 23 basis points after payment of the special assessment.

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

     The determination of the allowance for loan losses and the valuation of real estate collateral is based on estimates that are susceptible to changes in the economic environment and market conditions. Management believes that the allowance for loan losses as of December 31, 1998 was adequate based on information available at that time. A downward turn in the current economic climate could increase the likelihood of losses due to credit risks. This could create the need for additional loan loss provisions.

     Market Risk

     Market risk is the risk of loss from unfavorable changes in market prices and interest rates. The Bank's market risk arises primarily from the interest rate risk inherent in its lending and deposit taking activities.

     See "Asset-Liability Management" for additional information relating to market risk.

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

     Over the course of the past two years, the Bank developed a process for addressing the Year 2000 issue for the Bank's major computer systems and applications. An internal committee was formed to address the issue and a formal project plan was developed. The Company has identified and prioritized systems, software and equipment with potential for being affected by the year 2000 issue. All significant vendors have been contacted regarding their Year 2000 readiness. In each case where the Bank is vulnerable to a third party's failure to remedy its own year 2000 issues, the Bank has developed contingency plans to utilize other vendors or alternative work flows if adequate response and verification is not received from the vendor in a timely fashion.

     The Bank's major computer applications are owned and operated by third party vendors. Therefore, the Bank's challenge is to ensure that its vendors are ready for the Year 2000 or have plans to become ready before the Year 2000. Because the Bank had plans to convert its major data processing to new systems during 1997 and 1998, requirements for Year 2000 compliance have been included in all major systems contracts. Contractual arrangements with the Bank's major data processing vendors provide for regular monitoring of the vendors' Year 2000 projects, substantial system compliance by the end of 1998 and testing and verification in early 1999.

     During 1988 and the first two months of 1999, the Bank completed testing for substantially all of the significant data processing systems deemed to be critical to the Bank. The remediation process is complete for these systems and no material problems have arisen during the testing process. The Bank's process of testing and verifying the year 2000 readiness of the systems provided by third parties will continue through the middle of 1999, as system modifications are made and further testing of interfaces and less critical systems continues.

     Because of the third party nature of its major data processing relationships, the Bank has not borne any programming costs of making its systems Year 2000 ready. All of these costs will be borne by the vendors. The Bank's major cost of becoming Year 2000 ready is related to staff and management time spent planning, monitoring and testing the systems. Therefore, Year 2000 issues are expected to have an immaterial impact on the Company's results of operations, liquidity and capital expenditures.

     Inflation

     Inflation substantially impacts the financial position and operations of financial intermediaries, such as banks and savings institutions. These entities primarily hold monetary assets and liabilities and, as such, can experience significant purchasing power gains and losses over relatively short periods of time. In addition, interest rate changes during inflationary periods change the amounts and composition of assets and liabilities held by financial intermediaries and could result in regulatory pressure for an additional equity investment.

     Pending Lawsuits

     The Bank has been named as a defendant in various lawsuits, none of which is expected to have a materially adverse effect on the Company.

                             COMPONENTS OF EARNINGS

Net Interest Income

     Net interest income is the primary component of the Company's earnings. The chief determinants of net interest income are the dollar amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid thereon. The greater the excess of average interest-earning assets over average interest-bearing liabilities, the more beneficial the impact on net interest income. The excess of average interest-earning assets over average interest-bearing liabilities was $131.7 million in 1998, $109.9 million in 1997 and $92.9 million in 1996. The increase over the last two years was due to improved net earnings and a continued improvement in asset quality.

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

     The following table sets forth the components of interest-earning assets and liabilities, the excess of interest-earning assets over interest-bearing liabilities, the yields earned and rates paid and net interest income for the periods indicated:

                                              1998            1997           1996
                                           ----------      ----------      ----------
                                                      (Dollars In Thousands)
Average loans and mortgage-backed
 securities (1) ......................     $3,638,628      $3,811,179      $3,806,979
Average investment securities ........        148,871         160,224         165,710
                                           ----------      ----------      ----------
Average interest-earning assets ......      3,787,499       3,971,403       3,972,689
                                           ----------      ----------      ----------
Average savings deposits .............      2,121,024       1,972,860       2,135,688
Average borrowings ...................      1,534,820       1,888,662       1,744,091
                                           ----------      ----------      ----------
Average interest-bearing liabilities .      3,655,844       3,861,522       3,879,779
                                           ----------      ----------      ----------
Excess of interest-earning assets over
 interest-bearing liabilities ........     $  131,655      $  109,881      $   92,910
                                           ==========      ==========      ==========

Yields earned on average interest
 earning assets ......................           7.54%           7.40%           7.36%
Rates paid on average interest-
 bearing liabilities .................           5.11            5.27            5.25(3)
Net interest rate spread .............           2.43            2.13            2.11
Effective net spread .................           2.60            2.28            2.24
Total interest income (2) ............     $  285,395      $  293,931      $  292,564
Total interest expense (2) ...........        186,890         203,434         203,633(3)
                                           ----------      ----------      ----------
Net interest income ..................     $   98,505      $   90,497      $   88,931
                                           ==========      ==========      ==========

(1) Non-accrual loans were included in the average dollar amount of loans outstanding, but no income was recognized during the period that each such loan was on non-accrual status.

(2) Dividends on FHLB stock and miscellaneous interest income and expense were not considered in this analysis.

(3)  Excludes the effect of the IRS accrued interest reversal.

     The yield on earning assets increased slightly to 7.54% in 1998 from 7.40% in 1997 due to a decline in non-performing assets and an 8 basis point increase in the Index which determines the yield on over 93% of the Bank's loan portfolio. The Bank's cost of funds decreased by 16 basis points in 1998 compared to 1997 due to lower market interest rates in 1998 compared to 1997.

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

                                              Year Ended                              Year Ended
                                          December 31, 1998                        December 31, 1997
                                               Versus                                   Versus
                                          December 31, 1997                        December 31, 1996
                                ------------------------------------      ------------------------------------
                                            Change Due To                            Change Due To
                                ------------------------------------      ------------------------------------
                                  Rate         Volume        Total          Rate         Volume       Total
                                --------      --------      --------      --------      --------      --------
                                                            (Dollars In Thousands)
Interest Income:
  Loans and mortgage-backed
   Securities .............     $  5,324      $(13,088)     $ (7,764)     $  1,867      $    312      $  2,179
  Investments .............         (168)         (604)         (772)         (505)         (307)         (812)
                                --------      --------      --------      --------      --------      --------
    Total interest income .        5,156       (13,692)       (8,536)        1,362             5         1,367
                                --------      --------      --------      --------      --------      --------

Interest Expense:
  Deposits ................       (1,892)        6,861         4,969        (1,137)       (7,671)       (8,808)
  Borrowings (1) ..........         (962)      (20,551)      (21,513)          141         8,468         8,609
                                --------      --------      --------      --------      --------      --------
    Total interest expense        (2,854)      (13,690)      (16,544)         (996)          797          (199)
                                --------      --------      --------      --------      --------      --------

    Change in net
     interest income ......     $  8,010      $     (2)     $  8,008      $  2,358      $   (792)     $  1,566
                                ========      ========      ========      ========      ========      ========

(1)  Excludes the IRS interest reversal.

Note: Changes in rate/volume (change in rate multiplied by the change in average volume) have been allocated to the change in rate or the change in volume based upon the respective percentages of the combined totals. Dividends on Federal Home Loan Bank stock and miscellaneous interest income and expense were not considered in this analysis.

                                                 Interest Rate Spreads and Yield on Average Interest-Earning Assets
                                                                       Year Ended December 31,
                                  --------------------------------------------------------------------------------------------------
                                        1998                1997               1996                  1995                1994
                                  ----------------    ----------------   ------------------    -----------------   -----------------
                                  During    End of    During    End of   During      End of    During     End of   During    End of
                                  Period    Period    Period    Period   Period      Period    Period     Period   Period    Period
Weighted average yield
 on loans and mortgage-
 backed securities ...........     7.63%     7.48%     7.49%     7.48%     7.44%       7.47%     7.31%     7.63%     6.25%     6.50%
Weighted average yield
 on investment portfolio(1) ..     5.29      5.14      5.40      6.06      5.71        5.98      5.56      5.15      5.00      5.08
Weighted average yield
 on all interest-earning
 assets ......................     7.54      7.39      7.40      7.42      7.36        7.45      7.23      7.59      6.20      6.47
Weighted average rate
 paid on deposits ............     4.61      4.36      4.70      4.66      4.76        4.67      4.86      4.89      3.85      4.49
Weighted average rate
 paid on borrowings and
 FHLB advances ...............     5.81      5.66      5.86      5.91      5.85(4)     5.77      6.32      6.11      4.93      6.04
Weighted average rate
 paid on all interest-
 bearing liabilities .........     5.11      4.84      5.27      5.28      5.25        5.22      5.51      5.41      4.27      5.12
Effective net spread(2) ......     2.60                2.28                2.24                  1.80                1.99
Interest rate spread(3) ......     2.43      2.55      2.13      2.14      2.11        2.23      1.72      2.18      1.93      1.35

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

Loss Provision

     The Company recorded $7.2 million in loan loss provisions during 1998, compared to $20.5 million recorded in 1997 and $35.2 million in 1996. The Bank has a policy of providing for general valuation allowances, unallocated to any specific loan, but available to offset any future loan losses. The allowance is maintained at an amount that management believes adequate to cover estimable and probable loan losses. The general valuation allowance, excluding the general valuation allowance for loans sold with recourse, totaled $67.6 million and $61.2 million at December 31, 1998 and December 31, 1997, respectively. The increase in general valuation allowances from 1998 to 1997 is a result of a decrease in loan charge-offs. In addition, the Bank recorded a $640 thousand provision for losses on the impaired loan portfolio during 1998. Loan charge-offs decreased from 0.32% of average loans outstanding in 1997 to 0.09% of average loans outstanding in 1998. The Company also maintains valuation allowances for impaired loans and loans sold with recourse. See "Allowances for Loan Losses." Management performs regular risk assessments of the Bank's loan portfolio to maintain appropriate general valuation allowances. Additional loan loss provisions may also be required to the extent that charge-offs are recorded against the valuation allowance for impaired loans, the general valuation allowance, or the valuation allowance for loans sold with recourse. Loan charge-offs decreased to $3.4 million in 1998 from $12.1 million in 1997 and $37.5 million in 1996. Charge-offs result from declines in the value of the underlying collateral of the non-performing loans.

Non-interest Income

     Loan servicing and other fees were $4.2 million in 1998, $6.2 million in 1997 and $6.4 million in 1996. Loan servicing fees during 1998 were reduced by a $1.4 million provision for impairment of the Bank's servicing asset. Additionally, fees decreased in 1998 compared to 1997 due to decreased fees on loans serviced for other lenders due to loan prepayments.

     Gain (loss) on sale of loans increased to $4.1 million in 1998 compared to $652 thousand in 1997, and $253 thousand in 1996. The increased gains from 1997 to 1998 and from 1996 to 1997 were due to cash gains and fees earned on the sale of fixed rate loans which were available to the Bank's borrowers at historically low rates. In 1998, 62% of single family loans originated were originated for sale in the secondary market.

     Real estate operations resulted in a net gain of $1.2 million in 1998 compared to gains of $20 thousand in 1997 and $1.2 million in 1996. Included in the above amounts are provisions for losses on real estate totaling $572 thousand in 1998, $1.6 million in 1997 and $745 thousand in 1996. Gains from real estate operations generally result from the recovery of excess valuation allowances upon the sale of foreclosed properties. The Bank normally sells foreclosed properties within a few months after acquisition.

     Other operating income, which increased to $4.3 million in 1998 compared to $3.3 million in 1997 and $3.0 million in 1996, consists primarily of fees earned for services provided in the retail savings branches. The increase in 1998 compared to 1997 is due to the fact that item processing costs, which were reported as an offset to service fee income in years prior to 1998, are included in other operating expenses starting in 1998.

Non-interest Expense

     The ratio of non-interest expense to average total assets for 1998 was 1.24% compared with 1.06% in 1997. The ratio for 1996 was 1.43%, including the one-time SAIF special assessment. The increased ratio in 1998 compared to 1997 resulted from increased salaries and related benefits, and higher occupancy costs.

     Salary and benefit costs increased 14% in 1998 compared to 1997 due to higher incentive costs, profit sharing costs and bonus expense. Incentive costs were higher due to the Bank's increase in loan originations. Loan officers are compensated based on loans originated. Salary and benefit costs increased 4% in 1997 compared to 1996 due to higher retirement and incentive costs.

     Occupancy expense increased 23% in 1998 compared to 1997 due to mark to market adjustments of $995 thousand on leased properties no longer occupied by the Bank. Also, equipment costs increased in connection with the Bank's data processing conversion during 1998. Occupancy expense increased 9% in 1997 compared to 1996 due primarily to the additional costs and depreciation expense associated with the Bank's new loan origination system and call center.

     Other operating expenses increased 16% in 1998 compared to 1997 due an increase in costs associated with the data processing conversion and an increase in uninsured losses related to the conversion. Item processing costs totaling $1.3 million were included in data processing costs during 1998. In years prior to 1998, item processing costs were offset against service fee income. Other operating expense increased 21% in 1997 compared to 1996 due primarily to increases in data processing and legal expenses.

     Advertising expense decreased by 30% in 1998 compared to 1997 due to advertising plans that were revised during 1998. Advertising expense increased by 18% in 1997 compared to 1996 due to additional brand advertising and increased advertising for LENDFFB.

     Federal deposit insurance decreased in 1998 compared to 1997 due to lower insurance rates based on an improvement in the Bank's regulatory rating. The Bank's assessment rate dropped to 6.3 basis points in 1998 from 9.3 basis points in 1997. Federal deposit insurance decreased in 1997 compared to 1996 due to a drop in the deposit insurance rate from 26 basis points to 9.3 basis points as a result of the Economic Growth Act and a decline in total deposits. Excluding the $15.0 million special SAIF assessment, deposit insurance decreased in 1996 compared to 1995 due to a decline in deposits and a $268 thousand refund received in the fourth quarter of 1996 as a result of an assessment rate reduction.

     The following table details the components of non-interest expense for the periods indicated:

                                                                                 Non-Interest Expense
                                                                                Year Ended December 31,
                                                     ------------------------------------------------------------------------------
                                                      1998             1997             1996                1995             1994
                                                     -------          -------          -------             -------          -------
                                                                                (Dollars In Thousands)
Salaries and Employee Benefits:
   Salaries ................................         $16,643          $15,413          $15,749             $16,436          $16,887
   Incentive compensation ..................           1,478              883              556                 899            1,363
   Payroll taxes ...........................           1,455            1,371            1,389               1,400            1,498
   Employee benefit insurance ..............           1,069            1,048            1,137               1,180            1,225
   Bonus compensation ......................           1,335            1,100            1,000               1,001              300
   Profit sharing ..........................           1,000              501              500                 500              200
   Pension .................................              --               --              241                 436              481
   SERP ....................................             795              628              506                 408              471
   401(k) ..................................             235              392               --                  --               --
   Other salaries and benefits .............           1,801            1,404              850                 785              309
                                                     -------          -------          -------             -------          -------
                                                      25,811           22,740           21,928              23,045           22,734
                                                     -------          -------          -------             -------          -------
Occupancy:
   Rent ....................................           5,105            4,351            4,270               4,250            4,246
   Equipment ...............................           1,855            1,336              959                 885            1,246
   Maintenance costs .......................             344              450              477                 460              594
   Other occupancy .........................           1,189              741              583                 663              600
                                                     -------          -------          -------             -------          -------
                                                       8,493            6,878            6,289               6,258            6,686
                                                     -------          -------          -------             -------          -------
Other Operating Expense:
   Insurance ...............................             362              345              381                 528              748
   Goodwill ................................             565              839              915                 996              996
   Data processing .........................           3,359            2,539              945               1,012            1,094
   Contributions ...........................             509              412              401                 341              412
   Professional services ...................           1,738            1,682              832                 777              732
   Supervisory exam ........................             599              610              611                 603              547
   Other operating costs ...................           4,288            3,439            4,086               4,110            4,424
                                                     -------          -------          -------             -------          -------
                                                      11,420            9,866            8,171               8,367            8,953
                                                     -------          -------          -------             -------          -------
Federal Deposit Insurance:
   Deposit insurance premiums ..............           1,241            1,872            5,418               6,400            5,151
   SAIF special assessment .................              --               --           15,007                  --               --
                                                     -------          -------          -------             -------          -------
                                                       1,241            1,872           20,425               6,400            5,151
                                                     -------          -------          -------             -------          -------

   Advertising .............................           1,959            2,795            2,362               1,833            1,972
                                                     -------          -------          -------             -------          -------
     Total .................................         $48,924          $44,151          $59,175             $45,903          $45,496
                                                     =======          =======          =======             =======          =======

   Non-interest expense as
    % of average assets ....................            1.24%            1.06%            1.43%(1)            1.10%            1.18%
                                                     =======          =======          =======             =======          =======

(1) The ratio for 1996 includes the special SAIF assessment. Excluding the SAIF assessment, the ratio would have been 1.06%.

                             BALANCE SHEET ANALYSIS

     Consolidated assets at the end of 1998 were $3.7 billion, representing a 12% decrease from $4.2 billion at the end of 1997 and $4.1 billion at the end of 1996. Assets decreased during 1998 due to the prepayment of adjustable rate mortgages and the borrowers' preference for fixed rate mortgages in the current interest rate market.

Loan Portfolio

     At the end of 1998, over 93% of the Bank's loans had adjustable interest rates based on monthly changes in the Index. As part of its asset-liability management strategy, the Bank has maintained the level of adjustable loans in its portfolio at over 90% for several years. Management believes that the high level of adjustable rate mortgages will help insulate the Bank from fluctuations in interest rates, notwithstanding the several month time lag between a change in its monthly cost of funds and a corresponding change in its loan yields. See "Asset - Liability Management."

     The Bank also originates loans with initial fixed interest rates with periods ranging from 3 to 10 years. By policy, the Bank will either match the fixed rate period of these loans with borrowings for the same term or will hold an amount up to $120 million of unmatched fixed rate loans in its portfolio.
Management believes that the limited origination of fixed-rate loans will enhance the Company's overall return on assets and improve loan originations in this economy.

     In 1998 and 1997, the Bank through its lending division, FirstFed Mortgage Services, placed $21.3 million and $22.8 million, respectively in mortgages with other lenders under fee arrangements, which amount is not included in loan originations. In 1998, loans made on the security of single family properties (one to four units) comprised 93% of the dollar amount of new loan originations. Loans made on the security of multi-family properties (five or more units) comprised 6% of new originations. Loans originated through the Bank's new consumer lending and commercial lending units totaled $2.4 million and $1.7 million, respectively. No construction loans were originated in 1998. Adjustable rate mortgages comprised 49% of new loan activity during 1998 compared to 85% in 1997.

     The following table details loan originations by loan type for the periods indicated:

                                                        Loan Originations by Type
                                                         Year Ended December 31,
                                      ------------------------------------------------------------
                                        1998         1997         1996         1995        1994
                                      --------     --------     --------     --------     --------
                                                         (Dollars In Thousands)
Single Family (one to four units)     $594,763     $430,223     $239,866     $237,508     $734,438
Multi-Family ....................       37,720       48,033       57,414       55,832      164,788
Commercial Real Estate ..........          383        2,551        5,568        4,881        9,858
Commercial Business Loans .......        1,733           --           --           --           --
Other ...........................        2,428          444           --        1,031          230
                                      --------     --------     --------     --------     --------
  Total .........................     $637,027     $481,251     $302,848     $299,252     $909,314
                                      ========     ========     ========     ========     ========

     Loans originated upon the sale of the Bank's real estate owned were $10.0 million or 2% of total originations in 1998. $844 thousand of these loans were originated based on the security of single family properties, $8.7 million were originated based on the security of multi-family properties and $383 thousand were based on the security of commercial properties.

     From time-to-time, the Bank converts loans into mortgage-backed securities for use in securitized borrowings (reverse repurchase agreements). No loans were converted into mortgage-backed securities during 1998, 1997, or 1996. Securitized loans have a lower risk weighting for regulatory risk-based capital purposes. In exchange for the enhanced credit risk associated with mortgage-backed securities, the Bank pays guarantee fees to FHLMC and/or FNMA.

     The Bank's adjustable rate loan products often provide for first year monthly payments that are lower than the fully-indexed interest and principal due. Any interest not fully paid by such lower first year payments is added to the principal balance of the loan. This causes negative amortization until payments increase to cover interest and principal repayment shortfalls. Due to negative amortization, loan-to-value ratios may increase above those calculated at the inception of the loan.

     To date, the Bank's foreclosure experience on loans with negative amortization has been no different from that on the fully-amortizing portfolio. The amount of negative amortization recorded by the Bank decreases in periods of declining interest rates and increases during periods of increasing interest rates. Due to the decreasing interest rate environment during 1998, the balance of negative amortization on all loans serviced by the Bank was immaterial as of December 31, 1998.

     The Bank does not normally lend in excess of 90% of the appraised collateral value on adjustable mortgage loans ("AMLs"). Where the Bank does lend in excess of 90% of the appraised value, additional fees and rates are charged. Mortgage insurance is required on loans in excess of 80% or premium rates and/or fees are charged if the mortgage insurance requirement is waived. Subsequent to the origination of a loan, the Bank may purchase private mortgage insurance with its own funds. Loans originated under this program for which there is no private mortgage insurance totaled $265.0 million at December 31, 1998 compared to $163.8 million at December 31, 1997 and $122.5 million at December 31, 1996. See "Business Interest Rates, Terms and Fees."

Loan Composition

     Loans based on the security of single family properties (one to four units) comprise the largest category of the Bank's loan portfolio (including mortgage-backed securities). The loan portfolio also includes loans secured by multi-family and commercial properties. At December 31, 1998, approximately 54% of the loan and mortgage-backed securities portfolio consisted of first liens on single family properties. First liens on multi-family properties comprised approximately 39% of the portfolio, and first liens on commercial properties represented approximately 7% of the portfolio.

     Multi-family and commercial real estate loans are considered more susceptible to market risk than single family loans and higher interest rates and fees are charged to borrowers for these loans. Approximately 6% of loan originations in 1998 were multi-family loans compared to 10% in 1997 and 9% during 1996. Multi-family loans originated upon the sale of REO were 1%, 6% and 16% of total loan originations during 1998, 1997 and 1996, respectively.

     The Bank has loss exposure on certain loans sold with recourse. These loans are substantially all secured by multi-family properties. Loans sold with recourse totaled $203.0 million as of December 31, 1998, $218.1 million as of December 31, 1997 and $230.8 million as of December 31, 1996. Although no longer owned by the Bank, these loans are evaluated for the purposes of computing general valuation allowances and measuring risk exposure for regulatory capital. Under the Bank's current policy, it no longer enters into loans sold with recourse agreements.

     The following table sets forth the composition of the Bank's portfolio of loans and mortgage-backed securities for each of the last five years:

                                                                                Loan Portfolio Composition
                                                                                       December 31,
                                                      ------------------------------------------------------------------------------
                                                         1998             1997             1996             1995             1994
                                                      ----------       ----------       ----------       ----------       ----------
                                                                                   (Dollars  In Thousands)
REAL ESTATE LOANS:
 First trust deed residential loans:
  One to four units ...........................       $1,565,105       $1,801,608       $1,621,497       $1,573,869       $1,542,969
  Five or more units ..........................        1,127,228        1,217,577        1,277,634        1,344,866        1,357,251
                                                      ----------       ----------       ----------       ----------       ----------
Residential loans .............................        2,692,333        3,019,185        2,899,131        2,918,735        2,900,220
OTHER REAL ESTATE LOANS:
  Commercial and industrial ...................          181,772          196,575          210,953          221,982          246,340
  Second trust deeds ..........................           15,357           15,441           17,497            2,213           20,401
  Other .......................................               --            6,303            2,137            3,157            4,793
                                                      ----------       ----------       ----------       ----------       ----------
    Real estate loans .........................        2,889,462        3,237,504        3,129,718        3,146,087        3,171,754
NON-REAL ESTATE LOANS:
  Manufactured housing ........................              893            1,154            1,480            1,938            2,439
  Deposit accounts ............................            1,002            1,644            1,042            1,104            1,301
  Consumer ....................................            1,167              185              236              359              506
                                                      ----------       ----------       ----------       ----------       ----------
    Loans receivable ..........................        2,892,524        3,240,487        3,132,476        3,149,488        3,176,000
LESS:
  General valuation allowance .................           67,638           61,237           54,900           42,876           55,353
  Valuation allowances -
  impaired loans ..............................            7,634            9,775           12,350           26,101           23,887
  Unrealized loan fees ........................            9,031           24,311           16,757           20,731           24,451
                                                      ----------       ----------       ----------       ----------       ----------
    Net loans receivable ......................        2,808,221        3,145,164        3,048,469        3,059,780        3,072,309
FHLMC AND FNMA MORT-
 GAGE-BACKED SECURITIES:
  Secured by single family
    Dwellings .................................          539,079          657,342          715,286          810,980          794,126
  Secured by multi-family
    Dwellings .................................           17,600           18,716           20,189           24,468           27,191
                                                      ----------       ----------       ----------       ----------       ----------
    Mortgage-backed securities ................          556,679          676,058          735,475          835,448          821,317
                                                      ----------       ----------       ----------       ----------       ----------
      TOTAL ...................................       $3,364,900       $3,821,222       $3,783,944       $3,895,228       $3,893,626
                                                      ==========       ==========       ==========       ==========       ==========

                                  ASSET QUALITY


Asset Quality Ratios

     The following table sets forth certain asset quality ratios of the Bank for the periods indicated:

                                                                                             December 31,
                                                                -------------------------------------------------------------------
                                                                  1998           1997           1996           1995           1994
                                                                -------        -------        -------        -------        -------
Non-performing Loans to Loans Receivable(1) .............            90%           .91%          1.89%          2.44%          2.39%
Non-performing Assets to Total Assets(2) ................            84%           .95%          1.77%          2.33%          2.23%
Loan Loss Allowances to Non-performing
  Loans(3) ..............................................        242.09%        193.38%         94.27%         65.62%         78.27%
General Loss Allowances to Assets
  with Loss Exposure(4) .................................          2.26%          1.86%          1.73%          1.35%          1.73%
General Loss Allowances to Total Assets with
  Loss Exposure(5) ......................................          2.51%          2.12%          1.86%          1.52%          1.82%

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

                                                                   Non-Performing Assets
                                                                        December 31,
                          ---------------------------------------------------------------------------------------------------------
                                  1998                 1997                 1996                 1995                   1994
                          -------------------   -------------------   ------------------   ------------------    ------------------
                              $          %          $          %          $         %          $        %            $         %
                          --------   --------   --------   --------   --------  --------   --------  --------    --------  --------
                                                                      (Dollars In Thousands)
Real Estate Owned:
Single Family ..........  $  3,946      12.84%  $  5,806      14.66%  $  6,840      9.32%  $  7,252      7.50%   $  5,711      6.17%
Multi-Family ...........     1,309       4.26      4,034      10.19      7,339     10.00      9,827     10.17      10,647     11.50
Commercial .............        --         --        826       2.09        673       .92      2,544      2.63         366      0.39
Less:  General Valuation
   Allowance ...........      (500)     (1.63)      (500)     (1.26)      (521)     (.71)        --        --          --        --
Other ..................        --         --         52        .13         --        --         78      0.08          --        --
                          --------   --------   --------   --------   --------  --------   --------  --------    --------  --------
Total Real Estate
 Owned .................     4,755      15.47     10,218      25.80     14,331     19.53     19,701     20.38      16,724     18.06
                          --------   --------   --------   --------   --------  --------   --------  --------    --------  --------
Non-Performing Loans:
Single Family ..........    12,270      39.92     16,799      42.42     25,602     34.89     25,991     26.89      13,041     14.08
Multi-Family ...........    13,005      42.31     15,785      39.86     44,754     60.98     69,579     72.00      60,213     65.02
Commercial .............     4,040      13.14      1,533       3.87      2,223      3.03      3,313      3.43      20,986     22.66
Other ..................        --         --         --         --         --        --        220       .23         245      0.26
Less Valuation
 Allowances ............    (3,332)    (10.84)    (4,738)    (11.97)   (13,522)   (18.43)   (22,159)   (22.93)    (18,596)   (20.08)
                          --------   --------   --------   --------   --------  --------   --------  --------    --------  --------
Total Non-Performing
 Loans .................    25,983      84.53     29,379      74.20     59,057     80.47     76,944     79.62      75,889     81.94
                          --------   --------   --------   --------   --------  --------   --------  --------    --------  --------
Total ..................  $ 30,738     100.00%  $ 39,597     100.00%  $ 73,388    100.00%  $ 96,645    100.00%   $ 92,613    100.00%
                          ========   ========   ========   ========   ========  ========   ========  ========    ========  ========
Ratio of Non-Performing
 Assets To Total Assets:                  .84%                  .95%                1.77%                2.33%                 2.23%
                                     ========              ========             ========             ========              ========

     The decrease in non-performing loans in 1998 and 1997 is due to reductions in delinquent loans and non-performing loans due to improvement in the Southern California real estate markets.

     Single family non-performing loans are primarily due to factors such as layoffs and decreased incomes. Multi-family and commercial non-performing loans are attributable primarily to factors such as declines in occupancy rates and decreased real estate values. The Bank actively monitors the status of all non-performing loans. The increase in non-performing commercial real estate loans is primarily attributable to a small number of loans which are current as to payment but are in default of other loan terms.

     Impaired loans totaled $17.5 million, $25.7 million and $37.6 million, net of related allowances of $7.6 million, $9.8 million and $12.4 million as of December 31, 1998, December 31, 1997 and 1996, respectively. See "Business - Risk Elements" for a further discussion of impaired loans.

     The Bank's modified loans result primarily from temporary modifications of principal and interest payments. Under these arrangements, loan terms are typically reduced to no less than a required monthly interest payment. Any loss of revenues under the modified terms would be immaterial to the Bank. If the borrower is unable to return to scheduled principal and interest payments at the end of the modification period, foreclosure procedures are initiated, or, in certain circumstances, the modification period is extended. As of December 31, 1998, the Bank had modified loans totaling $11.0 million, net of loan loss allowances. This compares with $16.7 million and $19.0 million net of allowances as of December 31, 1997 and December 31, 1996, respectively. Modified loans included as impaired loan total $6.0 million, $8.1 million and $9.7 million, net of valuation allowances, as of December 31, 1998, 1997 and 1996, respectively. No modified loans were 90 days or more delinquent as of December 31, 1998 or December 31, 1997. Modified loans 90 days or more delinquent as of December 31, 1996 were $472 thousand.

Allowances for Loan Losses

     For an analysis of the changes in the loan loss allowances, see "Business - Risk Elements." At December 31, 1998, the general valuation allowance was $67.6 million or 2.26% of the Bank's loans with loss exposure. This compares to 1.86% at the end of 1997 and 1.73% at the end of 1996. In addition to the general valuation allowance and the allowance for impaired loans mentioned above, the Bank also maintains an allowance for loans sold with recourse. These allowances amounted to 6.18%, 5.97% and 3.64% of loans sold with recourse at December 31, 1998, 1997 and 1996, respectively. Management considers the current level of loss allowances adequate to cover the Bank's loss exposure at this time. However, there can be no assurance that future additions to loan loss allowances will not be required.


                         CAPITAL RESOURCES AND LIQUIDITY

Liquidity Requirements

     Federal regulations currently require a savings institution to maintain a monthly average daily balance of liquid assets (including cash, certain time deposits, bankers' acceptances and specified United States government, state or federal agency obligations) equal to at least 4% of: (i) the average daily balance of its net withdrawable accounts and short-term borrowings during the preceding calendar quarter or (ii) the ending balance of its net withdrawable accounts as of the end of the preceding calendar quarter. The liquidity requirement may be changed from time-to-time by the OTS to any amount within the range of 4% to 10% of such accounts and borrowings depending upon economic conditions and the deposit flows of member institutions. On November 24, 1997, the OTS reduced this liquidity requirement to 4% from 5%. The OTS also gave institutions the option of using a quarterly average calculation or an end of quarter calculation of the liquidity base and removed the requirement of maintaining a monthly average balance of short-term liquid assets equal to at least 1% of the average daily balance of its net withdrawable accounts and short term borrowings. Monetary penalties may be imposed for failure to meet these liquidity ratio requirements. The Bank's liquidity ratio for the quarter ended December 31, 1998 was 5.38%, which exceeded the applicable requirements.

External Sources of Funds

     External sources of funds include savings deposits, loan sales, advances from the FHLBSF and reverse repurchase agreements ("reverse repos"). For purposes of funding asset growth, the source or sources of funds with the lowest total cost for the desired term are generally selected. The incremental source of funds used most often during 1998 was deposits obtained from national brokerage firms.

     Deposits obtained from national brokerage firms ("brokered deposits") are considered a source of funds similar to a borrowing. In evaluating brokered deposits as a source of funds, the cost of these deposits, including commission fees, is compared to other funding sources. Brokered deposits were $494.2 million at December 31, 1998. This compares to $378.1 million at December 31, 1997 and $389.4 million at December 31, 1996.

     Deposits at retail savings offices have remained steady at approximately $1.5 billion for the last three years due to the availability of alternative investments paying higher returns to customers and intense competition for deposits by other financial institutions.

     The Bank also solicits deposits through telemarketing efforts. Telemarketing deposits are obtained by the Bank's employees via telephone, from depositors outside of the Bank's normal service areas. Telemarketing deposits increased by 16% to $115.6 million at the end of 1998. This compares with $99.8 million at the end of 1997 and $112.6 million at the end of 1996. The level of telemarketing deposits varies based on the activity of investors, who are typically professional money managers. The availability of telemarketing deposits also varies based on the investors' perception of the Bank's creditworthiness.

     Reverse repurchase agreements are short term borrowings secured by mortgage-backed securities. These borrowings decreased 18% to $471.2 million at the end of 1998 from $577.7 million at the end of 1997 and $646.5 million at the end of 1996. Borrowings under reverse repurchase agreements have decreased over the last three years due to prepayments of the underlying collateral. The Bank did not securitize any mortgage loans in 1998, 1997 or 1996.

     FHLB advances decreased to $714.0 million at the end of 1998 compared to $1.3 billion at the end of 1997 and $1.2 billion at the end of 1996. FHLB Advances decreased during 1998 due to the availability of lower cost funds from other sources and loan prepayments, which decreased the Bank's cash flow needs. FHLB advances increased during 1997 and 1996 because these were often the lowest cost source of funds available to the Bank.

     Sales of loans were $379.6 million in 1998. This compares to $52.4 million during 1997 and $24.1 million during 1996. Loan sales increased substantially in 1998 due to the high volume of fixed rate loans originated.

Internal Sources of Funds

     Internal sources of funds include scheduled loan principal payments, loan payoffs, and positive cash flows from operations. Principal payments were $658.0 million in 1998 compared to $289.1 million in 1997 and $199.3 million in 1996. Principal payments include both amortization and prepayments and are a function of real estate activity and the general level of interest rates. Prepayments increased in 1998 due to refinancing activity into fixed rate loans which were available to borrowers at favorable interest rates.

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

     To be considered "well capitalized" for purposes of the prompt corrective action requirements the Bank must maintain the capital ratios as set forth in the table below:


                                                       December 31, 1998
                                                      --------------------
                                                       Amount          %
                                                      --------       -----
                                                     (Dollars In Thousands)

     Core capital requirement .................       $184,268        5.00%
     Bank's core capital ......................        294,223        7.98
                                                      --------       -----
       Excess core capital ....................       $109,955        2.98%
                                                      ========       =====

     Tier 1 risk-based capital requirement ....       $124,722        6.00%
     Bank's tier 1 risk-based capital .........        294,223       14.15
                                                      --------       -----
       Excess tier 1 risk-based capital .......       $169,501        8.15%
                                                      ========       =====

     Risk-based capital requirement ...........       $207,871       10.00%
     Bank's risk-based capital ................        320,720       15.43
                                                      --------       -----
       Excess risk-based capital ..............       $112,849        5.43%
                                                      ========       =====

                           ASSET-LIABILITY MANAGEMENT

     The Bank's primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on the Bank's net interest income and capital, while, at the same time, adjusting the Bank's asset-liability mix to achieve the most favorable impact on earnings.

     The Bank's asset-liability management policy is designed to improve the balance between the maturities and repricings of interest-earning assets and interest-bearing liabilities in order to better insulate net earnings from interest rate fluctuations. Under this program, the Bank emphasizes the funding of monthly adjustable mortgages with short term savings and borrowings and matching the maturities of these assets and liabilities. The Bank also match funds a limited amount of fixed rate loans with initial fixed interest periods ranging from 3 to 10 years.

     The majority of the Bank's assets are monthly adjustable rate mortgages with interest rates that fluctuate based on changes in the FHLBSF Eleventh District Cost of Funds Index ("Index"). These mortgages constitute over 93% of the loan portfolio at the end of 1998. Comparisons over the last several years show that changes in the Bank's cost of funds generally correlates with changes in the Index. The Bank does not use any futures, options or swaps in its asset-liability strategy.

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

     In order to minimize the impact of rate fluctuations on earnings, management's goal is to keep the one year GAP at less than 20% of total assets (positive or negative). At December 31, 1998 the Company's one-year GAP was a positive $478.0 million or 13.00% of total assets. This compares with positive GAP ratios of 4.14% and 5.80% of total assets at December 31, 1997 and December 31, 1996, respectively.

     The following chart shows the interest sensitivity of the Company's assets and liabilities by repricing period at December 31, 1998 and the consolidated GAP position as a percentage of total assets at that time:

INTEREST-SENSITIVITY GAP

                                                                  Balances          Balances          Balances          Balances
                                                                  Repricing         Repricing         Repricing        Repricing
                                                   Total           Within            Within            Within            After
                                                  Balance         0-3 Months       4-12 Months        1-5 Years          5 Years
                                                -----------      -----------       -----------       -----------       -----------
                                                                          (Dollars In Thousands)
Interest-Earning Assets:
   Repurchase Agreements ..................     $    71,000      $    71,000       $        --       $        --       $        --
   Investment Securities ..................          64,333               --            27,636               304            36,393
   Mortgage-backed Securities .............         556,679          551,933             2,139             1,487             1,120
   Loans Receivable .......................       2,892,524        2,755,863            26,402            59,924            50,335
                                                -----------      -----------       -----------       -----------       -----------
       Total Interest-Earning
         Assets ...........................     $ 3,584,536      $ 3,378,796       $    56,177       $    61,715       $    87,848
                                                ===========      ===========       ===========       ===========       ===========

Interest-Bearing Liabilities:
     Demand Accounts ......................     $   623,324      $   623,324       $        --       $        --       $        --
     Fixed Rate Term Certificate ..........       1,512,585          632,722           829,737            46,852             3,274
     Borrowings:
       FHLB Advances ......................         714,000          375,000            25,000           279,000            35,000
       Reverse Repurchase
            Agreements ....................         471,172          191,403           279,769                --                --
       Other Borrowings ...................          50,000               --                --                --            50,000
                                                -----------      -----------       -----------       -----------       -----------
           Total Interest-Bearing
             Liabilities ..................     $ 3,371,081      $ 1,822,449       $ 1,134,506       $   325,852       $    88,274
                                                ===========      ===========       ===========       ===========       ===========

Interest-Sensitivity Gap ..................     $   213,455      $ 1,556,347       $(1,078,329)      $  (264,137)      $      (426)
                                                ===========      ===========       ===========       ===========       ===========

Interest-Sensitivity Gap as a
   Percentage of Total Assets .............                            42.33%           (29.33)%           (7.18)%           (0.01)%
                                                                 ===========       ===========       ===========       ===========

Cumulative Interest-Sensitivity Gap .......                      $ 1,556,347       $   478,018       $   213,881       $   213,455
                                                                 ===========       ===========       ===========       ===========

Cumulative Interest-Sensitivity
   Gap as a Percentage of Total
     Assets ...............................                            42.33%            13.00%             5.82%             5.80%
                                                                 ===========       ===========       ===========       ===========

Another measure of interest rate risk, required to be performed by OTS-regulated institutions, is an analysis specified by OTS Thrift Bulletin TB-13a, "Management of Interest Rate Risk, Investment Securities, and Derivatives Activities". Under this regulation, which became effective December 1, 1998 and replaced TB-13, institutions are required to establish limits on the sensitivity of their net interest income and net portfolio value to changes in interest rates. Such changes in interest rates are defined as instantaneous and sustained movements in interest rates in 100 basis point increments. In addition, the Bank monitors the impact of the same changes in interest rates on its interest income. The following table shows the estimated impact of a parallel shift in interest rates on the Bank's net interest income and net portfolio value at December 31, 1998:

                                                    Percentage Change in
                                              ---------------------------------
        Change in Interest Rates              Net Interest        Net Portfolio
             (In Basis Points)                  Income(1)            Value(2)
             -----------------                ------------        -------------

     +300 .........................               (15)%               (13)%
     +200 .........................               (10)%                (8)%
     +100 .........................                (5)%                (4)%
     --100 ........................                 5%                  1%
     --200 ........................                 9%                  2%
     --300 ........................                14%                  7%


     (1) The percentage change in this column represents the projected change in net interest income for 12 months in a stable interest rate environment versus the net interest income in the various rate scenarios.

     (2) The percentage change in this column represents the projected change in the net portfolio value of the Bank in a stable interest rate environment versus the net portfolio value in the various rate scenarios. The OTS defines net portfolio value as the present value of expected cash flows from existing assets minus the present value of expected cash flows from existing liabilities.

The following table shows the fair value and contract terms of the Bank's interest-earning assets and interest-bearing liabilities as of December 31, 1998 categorized by type and expected maturity for each of the next five years and thereafter:

                                                             Expected Maturity Date as of December 31,
                              -----------------------------------------------------------------------------------------------------
                                                                                               There-          Total       Fair
                                 1999          2000         2001        2002        2003        after         Balance      Value
                              ----------    ---------    ---------    --------    --------    ----------    ----------   ----------
Interest Earning Assets
Loans Receivable:
Adjustable Rate Loans:
 Single family .............  $  202,036    $ 177,150    $ 154,965    $135,492    $118,398    $  742,326    $1,530,367   $1,575,173
   Average interest rate ...        7.44%        7.43%        7.42%       7.42%       7.43%         7.42%         7.42%
Multi-family ...............      90,009       80,519       75,880      71,520      67,425       734,166     1,119,519    1,159,688
   Average interest rate ...        7.23%        7.23%        7.23%       7.23%       7.23%         7.22%         7.22%
Commercial  and Industrial .      15,930       13,994       13,216      12,483      11,696       111,465       178,784      188,145
   Average interest rate ...        7.59%        7.61%        7.61%       7.61%       7.62%         7.65%         7.63%
Fixed Rate Loans:
 Single family .............       4,374        1,860        1,641       1,446       1,313        11,229        21,863       21,691
   Average interest rate ...        8.03%        7.73%        7.69%       7.62%       7.56%         7.18%         7.49%
Multi-family ...............         955          886          836         787         713         3,080         7,257        7,680
   Average interest rate ...        9.07%        9.09%        9.10%       9.10%       9.16%         8.84%         8.99%
Commercial and Industrial ..         409          387          310         130          90           614         1,940        1,968
   Average interest rate ...       10.23%       10.24%       10.27%       9.55%       9.08%         8.68%         9.65%
Consumer loans .............       1,260          359           --          --          --            --         1,619        1,617
    Average interest rate ..       12.08%       18.00%          --          --          --            --         13.39%
Other loans ................         465          472          477         484         492         2,799         5,189        5,147
   Average interest rate ...        1.16%        1.24%        1.33%       1.42%       1.51%         7.81%         4.83%
Non-performing loans .......      25,986           --           --          --          --            --        25,986       25,986
Mortgage-backed
 Securities:
 Adjustable ................      55,705       55,879       71,346      60,569      51,350       257,401       552,250      551,393
   Average interest rate ...        5.91%        5.91%        5.91%       5.91%       5.91%         5.91%         5.91%
Fixed ......................       2,525          457          397         344         297         1,120         5,140        5,286
    Average interest rate ..        6.79%        8.64%        8.64%       8.64%       8.63%         8.61%         7.72%
Investments Securities .....      72,844        2,031        1,843      30,117       2,091        26,910       135,836      135,333
   Average interest rate ...        5.02%        6.26%        6.34%       5.10%       6.34%         6.11%         5.31%
Total Interest-Earning
                              ----------    ---------    ---------    --------    --------    ----------    ----------   ----------
   Assets ..................  $  472,498    $ 333,994    $ 320,911    $313,372    $253,865    $1,891,110    $3,585,750   $3,679,107
                              ==========    =========    =========    ========    ========    ==========    ==========   ==========

Interest-Bearing Liabilities
Deposits:
Checking Accounts ..........  $  238,646    $      --    $      --    $     --    $     --    $       --    $  238,646   $  238,646
   Average interest rate ...        0.51%          --           --          --          --            --          0.51%
Savings Accounts ...........     384,678           --           --          --          --            --       384,678      384,678
   Average interest rate ...        3.47%          --           --          --          --            --          3.47%
Certificate Accounts .......   1,462,459       28,134        7,108       5,018       6,592         3,274     1,512,585    1,516,809
   Average interest rate ...        5.10%        5.21%        5.17%       5.75%       5.56%         5.05%         5.11%
Borrowings:
 FHLB Advances .............     400,000      210,000       52,000          --      17,000        35,000       714,000      719,447
   Average interest rate ...        5.36%        5.57%        5.52%         --        5.34%         5.33%         5.43%
Reverse repurchase
  agreements ...............     471,172           --           --          --          --            --       471,172      472,412
   Average interest rate ...        5.37%          --           --          --          --            --          5.37%
Senior Unsecured Notes .....      50,000           --           --          --          --            --        50,000       50,000
   Average interest rate ...       11.75%          --           --          --          --            --         11.75%
Total Interest-Earning
                              ----------    ---------    ---------    --------    --------    ----------    ----------   ----------
   Liabilities .............  $3,006,955    $ 238,134    $  59,108    $  5,018    $ 23,592    $   38,274    $3,371,081   $3,381,992
                              ==========    =========    =========    ========    ========    ==========    ==========   ==========


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

     The Company has never declared or paid a cash dividend. The Company's Board of Directors declared a two-for-one stock split on June 25, 1998 to stockholders of record on July 15, 1998. The additional shares were distributed on July 30, 1998.

     The Company repurchased 100,800 shares of its common stock during 1998. Total shares repurchased as of December 31, 1998 were 1,947,840 at an average price of $6.86 per share. On October 21, 1998, the Board of Directors authorized the repurchase of an additional 5% of the shares outstanding on that date. As of February 12, 1999, the Company had repurchased an additional 685,400 shares at an average price of $16.15 per share. Total shares repurchased as of February 12, 1999 were 2,633,240 at an average price of $9.27. Shares eligible for repurchase as of February 12, 1999 were 544,035.

                           PRICE RANGE OF COMMON STOCK

              First Quarter       Second Quarter      Third Quarter      Fourth Quarter
             ---------------     ---------------     ---------------     ---------------
              High      Low      High       Low      High       Low      High       Low
             -----     -----     -----     -----     -----     -----     -----     -----
1998 .....   21.19     15.94     26.41     20.41     26.94     14.75     18.56     14.13
1997 .....   14.00     10.75     15.53     11.25     17.44     15.38     19.75     17.50
1996 .....    7.94      6.19      8.75      7.75      9.88      8.38     12.13      9.75
1995 .....    8.00      5.56      8.88      7.31      8.81      7.25      9.25      6.88
1994 .....    8.50      6.69      8.63      6.69      8.25      6.88      7.63      5.13

(1) All amounts have been adjusted for the stock split declared June 25, 1998.

ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                     FIRSTFED FINANCIAL CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                           DECEMBER 31, 1998 AND 1997
                  (Dollars In Thousands, Except per Share Data)

                                                           1998             1997
                                                       -----------      -----------
ASSETS
Cash and cash equivalents ........................     $   126,280      $   163,135
Investment securities, available-for-sale
  (at  fair value) (Note 2) ......................          64,333           48,910
Mortgage-backed securities, available-for-sale
  (at fair value) (Notes 3 and 10) ...............         556,679          676,058
Loans receivable, held-for-sale (market of
  $16,602 and $40,800) (Notes 4 and 9) ...........          16,450           40,382
Loans receivable, net (Note 4) ...................       2,791,771        3,104,782
Accrued interest and dividends receivable ........          23,476           26,990
Real estate (Note 5) .............................           4,791           10,257
Office properties and equipment, net (Note 6) ....          11,819            9,868
Investment in Federal Home Loan Bank
  (FHLB) stock, at cost (Notes 7 and 9)  .........          72,700           68,592
Other assets (Note 1) ............................           8,829           11,141
                                                       -----------      -----------
                                                       $ 3,677,128      $ 4,160,115
                                                       ===========      ===========

LIABILITIES
Deposits (Note 8) ................................     $ 2,135,909      $ 1,943,647
FHLB advances and other borrowings (Notes 7 and 9)         764,000        1,364,000
Securities sold under agreements to repurchase
  (Note 10) ......................................         471,172          577,670
Accrued expenses and other liabilities ...........          49,047           52,011
                                                       -----------      -----------
                                                         3,420,128        3,937,328
                                                       -----------      -----------

COMMITMENTS AND CONTINGENT
   LIABILITIES (Notes 4, 6 and 13)

STOCKHOLDERS' EQUITY (Notes 12 and 13)
Common stock, par value $.01 per share;
  authorized 25,000,000 shares; issued 23,075,266
  and 11,511,138 shares, outstanding
  21,127,426 and 10,587,618 shares ...............             231              115
Additional paid-in capital .......................          29,965           29,628
Retained earnings - substantially restricted .....         241,694          207,065
Loan to employee stock ownership plan ............            (833)          (1,744)
Treasury stock, at cost,
  1,947,840 and 923,520 shares ...................         (13,354)         (11,885)
Accumulated other comprehensive loss,
  net of taxes ...................................            (703)            (392)
                                                       -----------      -----------
                                                           257,000          222,787
                                                       -----------      -----------
                                                       $ 3,677,128      $ 4,160,115
                                                       ===========      ===========


See accompanying notes to consolidated financial statements.

                     FIRSTFED FINANCIAL CORP. AND SUBSIDIARY
    CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE EARNINGS (LOSS)
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                  (Dollars In Thousands, Except per Share Data)

                                                                  1998              1997             1996
                                                              ------------      ------------     ------------
Interest income:
 Interest on loans ......................................     $    238,171      $    237,835     $    229,000
 Interest on mortgage-backed securities .................           39,462            48,652           54,825
 Interest and dividends on investments ..................           12,136            12,733           13,353
                                                              ------------      ------------     ------------
    Total interest income ...............................          289,769           299,220          297,178
                                                              ------------      ------------     ------------
Interest expense:
  Interest on deposits (Note 8) .........................           97,659            92,678          101,595
  Interest on borrowings (Note 9) .......................           88,832           111,548           96,436
                                                              ------------      ------------     ------------
    Total interest expense ..............................          186,491           204,226          198,031
                                                              ------------      ------------     ------------

Net interest income .....................................          103,278            94,994           99,147
 Provision for loan losses (Note 4) .....................            7,200            20,500           35,155
                                                              ------------      ------------     ------------
Net interest income after provision for
  loan losses ...........................................           96,078            74,494           63,992
                                                              ------------      ------------     ------------
Other income:
  Loan servicing and other fees .........................            4,152             6,233            6,402
  Gain on sale of loans .................................            4,061               652              253
  Real estate operations, net ...........................            1,182                20            1,246
  Other operating income ................................            4,262             3,313            3,014
                                                              ------------      ------------     ------------
    Total other income ..................................           13,657            10,218           10,915
                                                              ------------      ------------     ------------

Non-interest expense:
  Salaries and employee benefits (Note 13) ..............           25,811            22,740           21,928
  Occupancy (Note 6) ....................................            8,493             6,878            6,289
  Advertising ...........................................            1,959             2,795            2,362
  Federal deposit insurance .............................            1,241             1,872            5,418
  SAIF special assessment ...............................               --                --           15,007
  Other operating expense ...............................           11,420             9,866            8,171
                                                              ------------      ------------     ------------
    Total non-interest expense ..........................           48,924            44,151           59,175
                                                              ------------      ------------     ------------

Earnings before income taxes ............................           60,811            40,561           15,732
Income taxes  (Note 11) .................................           26,182            17,461            7,488
                                                              ------------      ------------     ------------
Net earnings ............................................     $     34,629      $     23,100     $      8,244
                                                              ============      ============     ============

Other comprehensive earnings (loss)
  Unrealized gain (loss) on mortgage-backed-
  securities and securities
  available-for-sale, net of taxes ......................             (311)            3,798           (8,766)
                                                              ------------      ------------     ------------
Comprehensive earnings (loss) ...........................     $     34,318      $     26,898     $       (522)
                                                              ============      ============     ============

Earnings per share  (Notes 12 and 15)(1)
     Basic ..............................................     $       1.63      $       1.09     $       0.39
                                                              ============      ============     ============
     Diluted ............................................     $       1.60      $       1.07     $       0.39
                                                              ============      ============     ============
Weighted average shares outstanding (Notes 12 and 15) (1)
     Basic ..............................................       21,181,859        21,139,544       21,103,530
                                                              ============      ============     ============
     Diluted ............................................       21,589,377        21,494,016       21,272,472
                                                              ============      ============     ============

(1) All per share amounts have been adjusted to reflect the two-for-one stock split declared June 25, 1998.

 See accompanying notes to consolidated financial statements.

                     FIRSTFED FINANCIAL CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                             (Dollars In Thousands)

                                                                                                          Accumulated
                                                                                                             Other
                                                                                                         Comprehensive
                                                                   Retained                                 Earnings
                                                                   Earnings                                  (Loss)
                                                                     (Sub-       Loan to                     Net of
                                                     Additional   stantially       ESOP                      Taxes
                                          Common      Paid-In     Restricted)   (Notes 12     Treasury      (Notes 3
                                          Stock       Capital      (Note 12)      and 13)       Stock         and 4)         Total
                                         --------     --------      --------     --------      --------      --------      --------
Balance, December 31, 1995 ...........   $    114     $ 28,212      $175,721     $ (2,500)     $ (9,832)     $  4,576      $196,291
Exercise of employee  stock options ..          1          465            --           --            --            --           466
Net decrease in loan to employee stock
 ownership plan ......................         --           --            --          368            --            --           368
Common stock repurchased
  (127,000 shares) ...................         --           --            --           --        (2,053)           --        (2,053)
Unrealized loss on securities
 available-for-sale, net of taxes ....         --           --            --           --            --        (8,766)       (8,766)
Net earnings 1996 ....................         --           --         8,244           --            --            --         8,244
                                         --------     --------      --------     --------      --------      --------      --------

Balance, December 31, 1996 ...........        115       28,677       183,965       (2,132)      (11,885)       (4,190)      194,550
Exercise of employee stock options ...         --          892            --           --            --            --           892
Net decrease in loan to employee stock
 ownership plan ......................         --           --            --          388            --            --           388
Unrealized gain on securities
 available-for-sale, net of taxes ....         --           --            --           --            --         3,798         3,798
Benefit from stock option tax
  adjustment .........................         --           59            --           --            --            --            59
Net earnings 1997 ....................         --           --        23,100           --            --            --        23,100
                                         --------     --------      --------     --------      --------      --------      --------

Balance, December 31, 1997 ...........        115       29,628       207,065       (1,744)      (11,885)         (392)      222,787
Exercise of employee stock options ...          1          452            --           --            --            --           453
Net decrease in loan to employee stock
 ownership plan ......................         --           --            --          911            --            --           911
Stock split in form of stock dividend
  (Note 12) ..........................        115         (115)           --           --            --            --            --
Unrealized loss on securities
 available-for-sale, net of taxes ....         --           --            --           --            --          (311)         (311)
Common stock repurchased
  (100,800) shares ...................         --           --            --           --        (1,469)           --        (1,469)
Net earnings 1998 ....................         --           --        34,629           --            --            --        34,629
                                         --------     --------      --------     --------      --------      --------      --------

Balance, December 31, 1998 ...........   $    231     $ 29,965      $241,694     $   (833)     $(13,354)     $   (703)     $257,000
                                         ========     ========      ========     ========      ========      ========      ========

See accompanying notes to consolidated financial statements.

                     FIRSTFED FINANCIAL CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                             (Dollars In Thousands)

                                                            1998           1997           1996
                                                          ---------      ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings ........................................     $  34,629      $  23,100      $   8,244
Adjustments to reconcile net earnings to
 net cash provided by operating activities:
  Gross change in loans held-for-sale ...............        23,932        (34,187)         1,182
  Depreciation and amortization .....................         1,546          1,775          1,722
  Provision for losses on loans .....................         7,200         20,500         35,155
  Provision for losses on real estate owned .........           572          1,639            745
  Valuation adjustments on real estate sold .........        (6,591)         3,795            291
  Amortization of fees and discounts ................        (1,549)        (1,503)        (2,210)
  Decrease in deferred premium on sale of loans .....         2,059            387            588
  Change in deferred taxes ..........................        (6,988)         2,919           (102)
  Decrease in tax interest accrual ..................          (881)        (7,182)        (5,135)
  (Increase) decrease in interest and dividends
   receivable .......................................         3,514            (80)         1,710
  Increase (decrease) in interest payable ...........         2,775            633         (8,685)
  Increase in other assets ..........................        (5,158)        (1,237)        (4,049)
  Increase (decrease) in accrued expenses and
   other liabilities ................................         2,487            876         (3,947)
                                                          ---------      ---------      ---------
   Total  adjustments ...............................        22,918        (11,665)        17,265
                                                          ---------      ---------      ---------
    Net cash provided by operating activities .......        57,547         11,435         25,509
                                                          ---------      ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Loans made to customers and principal collections
 on loans ...........................................       288,360       (121,095)       (84,424)
Loans repurchased under recourse arrangements .......        (1,765)        (7,899)       (14,806)
Proceeds from sales of real estate owned ............        29,150         53,263         80,256
Proceeds from maturities and principal payments
 of investment securities available-for-sale ........        23,892         37,912         86,329
Principal reductions of mortgage-backed
 securities available-for-sale ......................       118,801         76,923         84,544
Purchases of investment securities
 available-for-sale .................................       (39,061)       (28,400)       (79,405)
Purchases of FHLB stock .............................            --         (2,186)            --
Other ...............................................         1,104         (1,288)         2,525
                                                          ---------      ---------      ---------
     Net cash provided by investing activities ......       420,481          7,230         75,019
                                                          ---------      ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits .................       192,262        (13,801)      (247,588)
Net increase (decrease) in short term borrowings ....      (706,498)        51,188        282,539
Repayment of long term borrowings ...................            --        (50,000)        (9,000)
Purchases of treasury stock .........................        (1,353)            --         (2,053)
Other ...............................................           706         (5,319)         1,098
                                                          ---------      ---------      ---------
    Net cash provided (used) by financing activities       (514,883)       (17,932)        24,996
                                                          ---------      ---------      ---------
Net increase in cash and cash
 equivalents ........................................       (36,855)           733        125,524
Cash and cash equivalents at beginning of year ......       163,135        162,402         36,878
                                                          ---------      ---------      ---------
Cash and cash equivalents at end of year ............     $ 126,280      $ 163,135      $ 162,402
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

Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its subsidiary, the Bank. The Bank maintains 24 full-service savings branches in Southern California. The Bank's primary business consists of attracting retail deposits from the general public and originating loans secured by mortgages on residential real estate. All significant inter-company balances and transactions have been eliminated in consolidation. Certain items in the 1996 and 1997 consolidated financial statements have been reclassified to conform to the 1998 presentation.

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

Interest Rate Risk

     Financial instruments are subject to interest rate risk to the extent that they report on a frequency, degree or basis that varies from market pricing. The Bank is subject to interest rate risk to the degree that its interest-earning assets reprice on a different frequency or schedule than its interest-bearing liabilities. A majority of the Bank's loans receivable and mortgage-backed securities reprice based on the Federal Home Loan Bank Eleventh District Cost of Funds Index (the "Index"). The repricing of the Index tends to lag market interest rates. The Bank closely monitors the pricing sensitivity of its financial instruments.

Concentrations of Credit Risk

     Concentrations of credit risk would exist for groups of borrowers when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. The ability of the Bank's borrowers to repay their commitments is contingent on several factors, including the economic condition in the borrowers' geographic area and the individual financial condition of the borrowers. The Company generally requires collateral or other security to support borrower commitments on loans receivable . This collateral may take several forms. Generally, on the Bank's mortgage loans, the collateral will be the underlying mortgaged property. The Bank's lending activities are primarily concentrated in Southern California. The Bank does not have significant exposure to any individual customer.

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

     The Bank did not hold any trading securities at December 31, 1998 or 1997.

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

     General allowances are provided for all loans, regardless of any specific allowances provided. The determination of the Bank's general allowance for loan losses is based on estimates that are affected by changes in the regional or national economy and market conditions. The Bank's management believes, based on economic and market conditions, that the general allowance for loan losses is adequate as of December 31, 1998 and 1997. Should there be an economic or market downturn or if market interest rates increase significantly, the Bank could experience a material increase in the level of loan defaults and charge-offs.

Loan Origination Fees and Costs

     Loan origination fees and certain direct loan origination costs are deferred and recognized over the lives of the related loans as an adjustment of loan yields using the interest method. When a loan is repaid or sold, any unamortized net deferred fee balance is credited to income.

Gain or Loss on Sale of Loans

     The Bank primarily sells its mortgage loans on a servicing released basis and recognizes cash gains or losses immediately in its Statement of Operations. The Bank has previously sold mortgage loans and loan participations on a servicing retained basis with yield rates to the buyer based upon the current market rates which may differ from the contractual rate of the loans sold. Under Statement of Financial Accounting Standards No. 125, servicing assets or liabilities and other retained interests are required to be recorded as an allocation of the carrying amount of the loans sold based on the estimated relative fair values of the loans sold and any retained interests, less liabilities incurred. Servicing assets are evaluated for impairment based on the asset's fair value. The Bank estimates fair values by discounting servicing assets cash flows using discount and prepayment rates that it believes market participants would use. The Bank had no such activity in 1998, 1997 and 1996.

     Servicing assets arising from the sale of loans are included in other assets and were $2,685,000 and $4,744,000 at December 31, 1998 and 1997,
respectively. No additional servicing assets were recorded in 1998, 1997 and 1996.

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

Earnings Per Share

     The Company adopted Statement of Financial Accounting Standard No. 128, Earnings Per Share ("SFAS No. 128") effective December 31, 1997. Under SFAS No. 128, the Company reports both basic and diluted net earnings per share. Basic net earnings per share is determined by dividing net earnings by the average number of shares of common stock outstanding, while diluted net earnings per share is determined by dividing net earnings by the average number of shares of common stock outstanding adjusted for the dilutive effect of common stock equivalents. Net earnings per share for 1996 have been restated to conform with the provisions of the pronouncement.

Comprehensive Income

     In January of 1998, the Bank adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net income and net unrealized gains (losses) on securities and is presented in the consolidated statements of operations and comprehensive income (loss) and consolidated statements of stockholders' equity. The Statement requires only additional disclosures in the consolidated statements; it does not affect the Bank's financial position or results of operations. Prior years financial statements have been reclassified to conform to the requirements of SFAS No. 130.

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

     In October of 1998, the FASB issued Statement of Financial Accounting Standards No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" ("SFAS No. 134".) SFAS No 134 further requires that, after the securitization of mortgage loans, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other related interests based on its ability and intent to sell or hold those investments. SFAS No. 134 conforms the subsequent accounting for securities retained after the securitization of mortgage loans by a mortgage banking enterprise with the subsequent accounting for securities retained after the securitization of other types of assets by a non-mortgage banking enterprise. SFAS is effective the first quarter beginning after December 15, 1998. Management does not expect the implementation of this statement to have a material affect on the Company's financial condition or results of operations.

(2)  Investment Securities

The amounts advanced under agreements to resell securities (repurchase agreements) represent short-term investments. During the agreement period the securities are maintained by the dealer under a written custodial agreement that explicitly recognizes the Bank's interest in the securities. The Bank had $71,000,000 and $115,000,000 in agreements to resell securities at December 31, 1998 and 1997, respectively which are classified as cash and cash equivalents in the accompanying Statements of Financial Condition. Securities purchased under agreements to resell averaged $101,637,000 and $91,195,000 during 1998 and 1997, and the maximum amounts outstanding at any month end during 1998 and 1997 were $147,000,000 and $154,000,000, respectively.

                     FIRSTFED FINANCIAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(2)  Investment Securities (continued)

     Investment securities, available-for-sale, are recorded at fair value and summarized below for the periods indicated:

                                                     1998
                               -------------------------------------------------
                                                           Gross          Gross
                               Historical   Unrealized   Unrealized       Fair
                                 Value        Gains        Losses         Value
                               --------     --------      --------      --------
                                            (Dollars In Thousands)
United States Government
  and federal agency
  obligations ............     $ 28,456     $      4      $   (521)     $ 27,939
Collateralized
  Mortgage Obligations ...       36,380           78           (64)       36,394
                               --------     --------      --------      --------
                               $ 64,836     $     82      $   (585)     $ 64,333
                               ========     ========      ========      ========


                                                      1997
                               -------------------------------------------------
                                                           Gross          Gross
                               Historical   Unrealized   Unrealized       Fair
                                 Value        Gains        Losses         Value
                               --------     --------      --------      --------
                                           (Dollars In Thousands)
United States Government
  and federal agency
  obligations ............     $ 48,442     $      1      $   (527)     $ 47,916
Collateralized
  Mortgage Obligations ...        1,009           --           (15)          994
                               --------     --------      --------      --------
                               $ 49,451     $      1      $   (542)     $ 48,910
                               ========     ========      ========      ========

     Related maturity data for investment securities, available-for-sale, is summarized below for the period indicated:

                                                     1998
                               -------------------------------------------------
                                                           Gross          Gross
                               Historical   Unrealized   Unrealized       Fair
                                 Value        Gains        Losses         Value
                               --------     --------      --------      --------
                                            (Dollars In Thousands)

Maturing within 1 year ...     $     --     $     --      $     --      $     --
Maturing after 5 years ...       28,456            4          (521)       27,939
                               --------     --------      --------      --------
                               $ 28,456     $      4      $   (521)     $ 27,939
                               ========     ========      ========      ========


     Collateralized Mortgage Obligations as of December 31, 1998 all have expected maturities within five years. There were no sales of investment securities during 1998, 1997 or 1996. Accrued interest on investments was $693,000 and $940,000 at December 31, 1998 and 1997, respectively.

                     FIRSTFED FINANCIAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(3)  Mortgage-backed Securities

     Mortgage-backed securities, available-for-sale, are due through the year 2035 and are summarized below for the periods indicated:

                                                     1998
                               -------------------------------------------------
                                                           Gross          Gross
                               Historical   Unrealized   Unrealized       Fair
                                 Value        Gains        Losses         Value
                               --------     --------      --------      --------
                                            (Dollars In Thousands)

FNMA .....................     $ 19,038     $     85      $     --      $ 19,123
FHLMC ....................      538,352           40          (836)      537,556
                               --------     --------      --------      --------
Total ....................     $557,390     $    125      $   (836)     $556,679
                               ========     ========      ========      ========

                                                     1997
                               -------------------------------------------------
                                                           Gross          Gross
                               Historical   Unrealized   Unrealized       Fair
                                 Value        Gains        Losses         Value
                               --------     --------      --------      --------
                                            (Dollars In Thousands)

FNMA .....................     $ 20,934     $     71      $   (101)     $ 20,904
FHLMC ....................      655,259           11          (116)      655,154
                               --------     --------      --------      --------
Total ....................     $676,193     $     82      $   (217)     $676,058
                               ========     ========      ========      ========


     There were no mortgage-backed securities created with loans originated by the Bank in 1998, 1997 or 1996. There were no sales of mortgage-backed securities during 1998, 1997 or 1996.

     Accrued  interest   receivable   related  to   mortgage-backed   securities
outstanding at December 31, 1998 and 1997 totaled $5,556,000 and $6,737,000, respectively.

                     FIRSTFED FINANCIAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(4)  Loans Receivable

     Loans receivable are summarized as follows:

                                                        1998             1997
                                                     ----------       ----------
                                                       (Dollars In Thousands)
Real estate loans:
First trust deed residential loans:
    One to four units ........................       $1,565,105       $1,801,608
    Five or more units .......................        1,127,228        1,217,577
                                                     ----------       ----------
    Residential loans ........................        2,692,333        3,019,185
  Other real estate loans:
    Commercial and industrial ................          181,772          196,575
    Second trust deeds .......................           15,357           15,441
    Other ....................................               --            6,303
                                                     ----------       ----------
      Real estate loans ......................        2,889,462        3,237,504
Non-real estate loans:
  Manufactured housing .......................              893            1,154
  Deposit accounts ...........................            1,002            1,644
  Consumer ...................................            1,167              185
                                                     ----------       ----------
      Loans receivable .......................        2,892,524        3,240,487
Less:
  General loan valuation allowance ...........           67,638           61,237
  Valuation allowances for impaired loans ....            7,634            9,775
  Unearned loan fees .........................            9,031           24,311
                                                     ----------       ----------
      Subtotal ...............................        2,808,221        3,145,164
                                                     ----------       ----------
Less:
  Loans held-for-sale ........................           16,450           40,382
                                                     ----------       ----------
      Loans receivable, net ..................       $2,791,771       $3,104,782
                                                     ==========       ==========

     Loans  serviced  for  others   totaled   $424,908,000,   $519,353,000   and
$572,275,000 at December 31, 1998, 1997 and 1996, respectively.

     The Bank has loss exposure on certain loans sold with recourse. The dollar amount of loans sold with recourse totaled $203,022,000 and $218,149,000 at December 31, 1998 and 1997, respectively. The maximum potential recourse liability totaled $37,267,000 and $39,926,000 at December 31, 1998 and December 31, 1997, respectively. The Bank's allowance for losses related to loans sold with recourse, which is recorded as a liability, totaled $12,546,000 and $13,029,000 at December 31, 1998 and 1997, respectively.

     The Bank had outstanding commitments to fund $90,572,000 in real estate loans at December 31,1998, 65% of which were adjustable rate mortgages with the balance in fixed rate mortgages. The Bank had outstanding commitments to sell real estate loans of $42,680,000 at December 31, 1998.

     Accrued interest receivable related to loans outstanding at December 31, 1998 and 1997 totaled $18,052,000 and $20,119,000, respectively.

     Loans delinquent greater than 90 days or in foreclosure were $29,315,000 and $34,117,000 at December 31, 1998 and 1997, respectively, and the related allowances for delinquent interest were $1,896,000 and $1,819,000, respectively.

                     FIRSTFED FINANCIAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4)   Loans Receivable (continued)

     Loans  originated  upon  the  sale  of  real  estate  totaled   $9,966,000,
$31,649,000, and $54,227,000 during 1998, 1997 and 1996, respectively.

     See Note 9 for loans which were pledged as security for borrowings.

     The following is a summary of the activity in general loan valuation allowances and impaired valuation allowances for the periods indicated:

                                                       General      Impaired
                                                      Valuation     Valuation
                                                      Allowance     Allowance      Total
                                                      ---------     ---------      -----
                                                               (Dollars In Thousands)

Balance at December 31, 1995 ....................     $ 42,876      $ 26,101      $ 68,977
Provision for loan losses .......................       23,768        11,387        35,155
Charge-offs .....................................      (16,114)      (25,138)      (41,252)
Recoveries ......................................        5,070            --         5,070
Transfer of general valuation allowance for loans
  to real estate general valuation allowance ....         (700)           --          (700)
                                                      --------      --------      --------
Balance at December 31, 1996 ....................       54,900        12,350        67,250
Provision for loan losses .......................       13,155         7,345        20,500
Charge-offs .....................................       (9,419)      (10,064)      (19,483)
Recoveries ......................................        6,835           144         6,979
Transfer of general valuation allowance for loans
  to recourse general valuation allowance .......       (4,234)           --        (4,234)
                                                      --------      --------      --------
Balance at December 31, 1997 ....................       61,237         9,775        71,012
Provision for loan losses .......................        6,560           640         7,200
Charge-offs .....................................       (3,208)       (2,781)       (5,989)
Recoveries ......................................        3,049            --         3,049
                                                      --------      --------      --------
Balance at December 31, 1998 ....................     $ 67,638      $  7,634      $ 75,272
                                                      ========      ========      ========

     Additionally the Bank maintains a general valuation allowance for loans sold with recourse. This allowance is included in accrued expenses and other liabilities in the Consolidated Statements of Financial Condition. The following is a summary of the activity in the allowance for the periods indicated (dollars in thousands):

     Balance at December 31, 1995 ........................        $  9,050
     Charge-offs, net of recoveries ......................            (652)
                                                                  --------
     Balance at December 31, 1996 ........................           8,398
     Transfer from general valuation allowance ...........           4,234
     Recoveries, net of charge-offs ......................             397
                                                                  --------
     Balance at December 31, 1997 ........................          13,029
     Charge-offs, net of recoveries ......................            (483)
                                                                  --------
     Balance at December 31, 1998 ........................        $ 12,546
                                                                  ========

                     FIRSTFED FINANCIAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(4)  Loans Receivable (continued)

     The following is a summary of impaired loans, net of valuation allowances for impairment, for the periods indicated:

                                                    1998              1997
                                                   -------          -------
                                                    (Dollars In Thousands)

     Non-accrual loans ..................          $ 5,934          $ 8,260
     Modified loans .....................            5,976            4,186
     Other impaired loans ...............            5,613           13,239
                                                   -------          -------
                                                   $17,523          $25,685
                                                   =======          =======

     Pursuant to SFAS No. 114, the Bank considers a loan to be impaired when management believes that it is probable that the Bank will be unable to collect all amounts due under the contractual terms of the loan. Estimated impairment losses are included in the Bank's impairment allowances. At December 31, 1998, the total recorded amount of loans for which impairment had been recognized in accordance with SFAS No. 114 was $17,523,000 (after deducting $7,634,000 of impairment allowances attributable to such loans). The Bank's impaired non-accrual loans consist of single family loans with an outstanding principal amount greater than or equal to $500,000 and multi-family loans with an outstanding principal amount greater than or equal to $750,000.

     Impaired loans for which there were no valuation allowances established are included in the above summary and totaled $2,540,000 as of December 31, 1997. There were no impaired loans without valuation allowances established as of December 31, 1998.

     The average recorded investment in impaired loans during the years ended December 31, 1998, 1997 and 1996 was $17,546,000, $24,459,000 and $52,725,000
respectively. The amount of interest income recognized for impaired loans during the years ended December 31, 1998, 1997 and 1996 was $1,289,000, $1,913,000, and
$2,656,000 respectively, under the cash basis method of accounting. Interest income recognized under the accrual basis method of accounting for the years ended December 31, 1998, 1997 and 1996 totaled $1,287,000, $1,900,000 and
$2,549,000, respectively. There were no commitments to lend additional funds to borrowers whose loan terms have been modified.

(5)  Real Estate

     Real estate consists of the following:

                                                      1998          1997
                                                    --------      --------
                                                     (Dollars In Thousands)
         Real estate acquired by
     (or deed in lieu of) foreclosure ("REO") .     $  5,255      $ 10,718
     Real estate general valuation allowance ..         (500)         (500)
                                                    --------      --------
                                                       4,755        10,218
     Real estate held-for-investment ..........           36            39
                                                    --------      --------
       Real estate, net .......................     $  4,791      $ 10,257
                                                    ========      ========

                     FIRSTFED FINANCIAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Listed  below  is a  summary  of  the  activity  in the  general  valuation
allowance  for  real  estate  owned  for  the  periods  indicated   (dollars  in
thousands):


     Balance, December 31, 1995 .............................      $    --
     Provision for losses on REO ............................          745
     Net transfers from loan general valuation allowance ....          700
     Charge-offs ............................................         (924)
                                                                   -------
     Balance, December 31, 1996 .............................          521
     Provision for losses on REO ............................        1,639
     Charge-offs ............................................       (1,660)
                                                                   -------
     Balance at December 31, 1997 ...........................          500
     Provision for losses on REO ............................          572
     Charge-offs ............................................         (572)
                                                                   -------
     Balance at December 31, 1998 ...........................      $   500
                                                                   =======

     The Bank acquired  $16,934,000,  $49,150,000 and $74,886,000 of real estate in settlement of loans during 1998, 1997 and 1995, respectively.

                     FIRSTFED FINANCIAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(6)  Office Properties, Equipment and Lease Commitments

     Office properties and equipment, at cost, less accumulated depreciation and amortization, are summarized as follows:

                                                         1998         1997
                                                        -------     -------
                                                       (Dollars In Thousands)

     Land .........................................     $ 3,061     $ 3,061
     Office buildings .............................       4,594       4,519
     Furniture, fixtures and equipment ............      15,117      12,507
     Leasehold improvements .......................       8,671       8,720
     Other ........................................          44          44
                                                        -------     -------
                                                         31,487      28,851
     Less accumulated depreciation and amortization      19,668      18,983
                                                        -------     -------
                                                        $11,819     $ 9,868
                                                        =======     =======

     The Bank is obligated under noncancelable operating leases for periods ranging from five to thirty years. The leases are for certain of the Bank's office facilities. Approximately half of the leases for office facilities contain five and ten year renewal options. Minimum rental commitments at December 31, 1999 under all noncancelable leases are as follows (dollars in thousands):

     1999 .........................................                 $ 3,709
     2000 .........................................                   3,491
     2001 .........................................                   3,247
     2002 .........................................                   3,147
     2003 .........................................                   3,021
     Thereafter ...................................                  13,390
                                                                    -------
                                                                    $30,005
                                                                    =======

     Rent payments under these leases were $4,055,000, $4,325,000 and $4,270,000 for 1998, 1997 and 1996, respectively. Certain leases require the Bank to pay property taxes and insurance. Additionally, certain leases have rent escalation clauses based on specified indices.

(7)  Federal Home Loan Bank Stock

     The Bank's investment in FHLB stock at December 31, 1998 and 1997 was $72,700,000 and $68,592,000, respectively. The FHLB provides a central credit facility for member institutions. As a member of the FHLB system, the Bank is required to own capital stock in the FHLBSF in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid home loans, home purchase contracts and similar obligations at the end of each calendar year, assuming for such purposes that at least 30% of its assets were home mortgage loans, or 5% of its advances (borrowings) from the FHLBSF. The Bank was in compliance with this requirement at December 31, 1998. The Bank's investment in FHLB stock was pledged as collateral for advances from the FHLB at December 31, 1998 and 1997. The fair value of the Bank's FHLB stock approximates book value due to the Bank's ability to redeem such stock with the FHLB at par value. Accrued interest on FHLB stock totaled $1,071,000 and $1,013,000 as of December 31, 1998 and December 31, 1997, respectively.

                     FIRSTFED FINANCIAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(8)  Deposits

     Deposit account balances are summarized as follows:

                                                              1998                           1997
                                                   -------------------------      -------------------------
                                                     Amount           %             Amount            %
                                                   ----------     ----------      ----------     ----------
                                                                      (Dollars In Thousands)
Variable rate non-term accounts:
  Money market deposit accounts (weighted
   average rate of 3.91% and 3.36%) ..........     $  293,159             14%     $  156,221              8%
  Interest-bearing checking accounts
   (weighted average rate of 1.06% and
   1.78%) ....................................        108,211              5         130,765              7
  Passbook accounts (weighted average
   rate of 2.01% and 2.04%) ..................         84,132              4          86,547              4
  Non-interest bearing checking accounts .....        137,822              6         112,373              6
                                                   ----------     ----------      ----------     ----------
                                                      623,324             29         485,906             25
                                                   ----------     ----------      ----------     ----------
Fixed-rate term certificate accounts:
  Under six-month term (weighted average
   rate of 4.18% and 5.07%) ..................         62,642              3         120,637              6
  Six-month term (weighted average rate of
   5.14% and 6.00%) ..........................        301,313             14         103,901              5
  Nine-month term (weighted average rate of
   5.42% and 5.64%) ..........................        438,443             21         374,259             19
  One year to 18 month term (weighted
   average rate of 5.14% and 5.53%) ..........        263,291             12         348,941             18
  Two year or 30 month term (weighted
    average rate of 5.28% and 5.23%) .........         23,015              1          30,689              2
  Over 30-month term (weighted average rate
    of 5.79% and 5.85%) ......................        103,030              5         125,971              7
  Negotiable certificates of $100,000 and
   greater, 30 day to one year terms (weighted
   average rate of 5.08% and 5.50%) ..........        320,851             15         353,343             18
                                                   ----------     ----------      ----------     ----------
                                                    1,512,585             71       1,457,741             75
                                                   ----------     ----------      ----------     ----------
   Total Deposits (weighted average rate of
     4.36% and 4.66%) ........................     $2,135,909            100%     $1,943,647            100%
                                                   ==========     ==========      ==========     ==========

                     FIRSTFED FINANCIAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(8)  Deposits (continued)

     Certificates of deposit, placed through five major national brokerage firms, totaled $494,224,000 and $378,501,000 at December 31, 1998 and 1997,
respectively.

     Cash payments for interest on deposits (including interest credited) totaled $93,793,000, $92,152,000 and $104,269,000 during 1998, 1997 and 1996, respectively. Accrued interest on deposits at December 31, 1998 and 1997 totaled $11,417,000 and $7,550,000, respectively, and is included in accrued expenses and other liabilities in the accompanying Consolidated Statements of Financial Condition.

     The following table indicates the maturities and weighted average interest rates of the Bank's deposits at December 31, 1998:

                             Non-Term                                                        There-
                             Accounts        1999          2000        2001         2002      After         Total
                             --------     ----------      -------     -------      ------    -------      ----------
                                                            (Dollars In Thousands)
Deposits at
 December 31, 1998.......     $623,324    $1,462,460      $28,134     $ 7,108      $5,018    $ 9,865      $2,135,909
                              ========    ==========      =======     =======      ======    =======      ==========
Weighted average
 interest rates   .......         2.30%         5.21%        5.21%       5.17%       5.75%      5.40%           4.36%

     Interest expense on deposits is summarized as follows:

                                               1998         1997          1996
                                             --------     --------     ---------
                                                  (Dollars In Thousands)

     Passbook accounts .................     $  2,050     $  1,750     $  1,933
     Money market deposits and
      interest-bearing checking accounts        9,308        5,705        4,869
     Certificate accounts ..............       86,301       85,223       94,793
                                             --------     --------     --------
                                             $ 97,659     $ 92,678     $101,595
                                             ========     ========     ========

                     FIRSTFED FINANCIAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(9)  Federal Home Loan Bank Advances and Other Borrowings

     Federal Home Loan Bank (FHLB) advances and other borrowings consist of the following:

                                                                  1998           1997
                                                               ----------     ----------
                                                                 (Dollars In Thousands)
     Advances from the FHLB of San Francisco with a
      weighted average interest rate of 5.43% and 5.80%,
      respectively, secured by FHLB stock and certain
      real estate loans with unpaid principal balances of
      approximately $1.7 billion at December 31, 1998,
      advances mature through 2008 .......................     $  714,000     $1,310,000
     Unsecured term funds with a weighted average interest
      rate of 5.85% for year 1997 ........................             --          4,000
     10 Year Senior Unsecured Notes with an interest
       rate of 11.75%, due 2004 ..........................         50,000         50,000
                                                               ----------     ----------
                                                               $  764,000     $1,364,000
                                                               ==========     ==========

     At December 31, 1998 and 1997, accrued interest payable on FHLB advances and other borrowings totaled $2,050,000 and $1,690,000, respectively, which is included in accrued expenses and other liabilities in the accompanying Consolidated Statements of Financial Condition.

     The Bank has a credit facility with the FHLB in the form of FHLB advances and letters of credit which allow borrowings up to 40% of the Bank's assets, as computed for regulatory purposes, or approximately $1,474,000,000 at December 31, 1998 with terms up to 30 years.

     The Company's 10-year senior unsecured notes are governed by the terms of an indenture dated September 28, 1994 (the "Indenture"). The Indenture contains financial and operating covenants which, among other things, (i) limit the incurrence of debt by the Company, (ii) limit the payment of dividends and the making of certain other distributions by the Company and its subsidiaries, including the Bank, (iii) limit the disposition of, and the existence of liens on, the stock of the Company's subsidiaries, (iv) limit the existence of certain liens on other property or assets of the Company and (v) limit the ability of the Company to enter into certain transactions with affiliates. The notes are callable each year, beginning October 1, 1999, at a premium of 5.875%. The premium decreases annually until October 1, 2002, when there is no call premium.

                     FIRSTFED FINANCIAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(9)  Federal Home Loan Bank Advances and Other Borrowings (continued)

     The following is a summary of borrowing maturities at December 31, 1998 (dollars in thousands):

     1999 .......................................                  $200,000
     2000 .......................................                   210,000
     2001 .......................................                   177,000
     2003 .......................................                    92,000
     2004 .......................................                    65,000
     2005 .......................................                    10,000
     2008 .......................................                    10,000
                                                                   --------
                                                                   $764,000
                                                                   ========

     Cash payments for interest on borrowings (including reverse repurchase agreements) totaled $101,757,000, $110,991,000 and $107,559,000 during 1998,
1997 and 1996, respectively.

     Interest expense on borrowings is comprised of the following for the years indicated:

                                                Year Ended December 31,
                                        --------------------------------------
                                           1998          1997           1996
                                        ---------      ---------     ---------
                                                 (Dollars In Thousands)
      FHLB Advances .................   $  53,116      $  70,004     $  57,427
      Reverse Repurchase Agreements..      29,915         34,335        37,345
      10 Year Senior Unsecured Notes.       5,875          5,875         5,875
      Other .........................         (74)         1,334        (4,211)
                                        ---------      ---------     ---------
                                        $  88,832      $ 111,548     $  96,436
                                        =========      =========     =========

     Other interest expense in 1998 and 1996 includes the reversal of accrued interest due to the IRS. See Note 11.

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

     At December 31, 1998, $471,172,000 in reverse repurchase agreements were collateralized by mortgage-backed securities with principal balances totaling $491,089,000 and fair values totaling $490,354,000. At December 31, 1997,
$577,670,000 in reverse repurchase agreements were collateralized by mortgage-backed securities with principal balances totaling $603,544,000 and fair values totaling $603,598,000.

     The weighted average interest rates for borrowings under reverse repurchase agreements were 5.37% and 5.66%, respectively, as of December 31, 1998 and December 31, 1997.

                     FIRSTFED FINANCIAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(10) Securities Sold Under Agreements to Repurchase (continued)

     Securities sold under agreements to repurchase averaged $514,498,000 and $607,479,000 during 1998 and 1997, respectively, and the maximum amounts outstanding at any month-end during 1998 and 1997 were $576,514,000 and $634,976,000, respectively.

     The following is a summary of maturities at December 31, 1998 (dollars in thousands):

     Up to 30 days ..................................              $ 50,779
     30 to 90 days ..................................               140,624
     Over 90 to 182 days ............................               279,769
                                                                   --------
                                                                   $471,172
                                                                   ========

     Accrued interest on securities sold under agreements to repurchase which is included in accrued expenses and other liabilities in the accompanying Consolidated Statements of Financial Condition was $5,657,000 and $7,353,000 at December 31, 1998 and 1997, respectively.

(11) Income Taxes

     Income taxes (benefit) consist of the following:

                                  1998             1997             1996
                                --------         --------         --------
                                          (Dollars In Thousands)
     Current:
       Federal .........        $ 24,936         $ 14,311         $  6,999
       State ...........           8,234              231              591
                                --------         --------         --------
                                  33,170           14,542            7,590
                                --------         --------         --------
     Deferred:
       Federal .........          (5,812)          (1,502)          (1,560)
       State ...........          (1,176)           4,421            1,458
                                --------         --------         --------
                                  (6,988)           2,919             (102)
                                --------         --------         --------
     Total:
       Federal .........          19,124           12,809            5,439
       State ...........           7,058            4,652            2,049
                                --------         --------         --------
                                $ 26,182         $ 17,461         $  7,488
                                ========         ========         ========

     A reconciliation of the statutory federal corporate income tax rate to the Company's effective income tax rate follows:

                                                  1998        1997        1996
                                                 ------      ------      ------

Statutory federal income tax rate ............     35.0%       35.0%       35.0%
Increase (reductions) in taxes resulting from:
  State franchise tax, net of federal income
   tax benefit ...............................      7.5         7.4         8.5
  Core deposit intangibles ...................      0.1         0.1         0.5
  Provision for additional taxes due to audits       --          --         3.3
  Other, net .................................      0.5         0.5         0.3
                                                 ------      ------      ------
    Effective rate ...........................     43.1%       43.0%       47.6%
                                                 ======      ======      ======

                     FIRSTFED FINANCIAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(11) Income Taxes (continued)

     Cash payments for income taxes totaled $31,762,000, $21,310,000 and $6,754,000 during 1998, 1997 and 1996, respectively. The Company received cash refunds totaling $48,000, $1,158,000 and $1,000,000 during 1998, 1997 and 1996, respectively. No refunds were received during 1998.

     Current income taxes receivable at December 31, 1998 and 1997 were $98,000 and $507,000, respectively.

     Listed below are the significant components of the net deferred tax (asset) and liability:

                                                          1998           1997
                                                        --------       --------
                                                        (Dollars In Thousands)
Components of the deferred tax asset:
  Bad debts ......................................      $(32,819)      $(29,952)
  Pension expense ................................        (2,802)        (2,281)
  State taxes ....................................        (3,484)        (1,276)
  IRS interest accrual ...........................          (229)          (633)
Tax effect of unrealized loss on
   securities available-for-sale .................          (510)          (284)
  Other ..........................................        (1,764)        (1,427)
                                                        --------       --------
    Total deferred tax asset .....................       (41,608)       (35,853)
                                                        --------       --------
Components of the deferred tax liability:
  Loan fees ......................................        17,171         19,526
  Loan sales .....................................         1,178          2,083
  FHLB stock dividends ...........................        14,294         12,386
  Other ..........................................           559          3,712
                                                        --------       --------
    Total deferred tax liability .................        33,202         37,707
                                                        --------       --------
Net deferred tax liability (asset) ...............      $ (8,406)      $  1,854
                                                        ========       ========
  Net state deferred tax liability (asset) .......      $ (9,399)      $  2,256
  Net federal deferred tax liability (asset) .....           993           (402)
                                                        --------       --------
Net deferred tax liability (asset) ...............      $ (8,406)      $  1,854
                                                        ========       ========

     The Company provides for recognition and measurement of deductible temporary differences to the extent that it is more likely than not that the deferred tax asset will be realized. The Company did not have a valuation allowance for the deferred tax asset at December 31, 1998 and 1997, as it is more likely than not that the deferred tax asset will be realized through loss carrybacks and the timing of future reversals of existing temporary differences.

     During 1997, the Internal Revenue Service ("IRS") completed its examination of the Company's consolidated federal income tax returns for tax years up to and including 1992. The adjustments proposed by the IRS were primarily related to temporary differences as to the recognition of certain taxable income and expense items. While the Company had provided for deferred taxes for federal and state purposes, the change in the period of recognition of certain income and expense items resulted in interest due to the IRS and Franchise Tax Board ("FTB"). As a result, the Company paid $7,392,000 in interest to the IRS and FTB and accrued an additional $210,000 in interest during 1997. During 1998, the Company paid $598 thousand in interest to the IRS and FTB and reversed $300 thousand. During 1996, the Company recorded a

                     FIRSTFED FINANCIAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(11) Income Taxes (continued)

$5,135,000 net reversal of accrued interest related to income taxes. The total amount of accrued interest payable for amended returns, yet to be filed, recorded as a liability in the Consolidated Statements of Financial Condition, was $500,000 and $1,381,000 as of December 31, 1998 and December 31, 1997,
respectively.

     As a result of legislation enacted during 1996, the Bank is required to use the specific charge-off method of accounting for debts for all periods beginning after 1995. Prior to this legislation, the Bank used the reserve method of accounting for bad debts. The Consolidated Statements of Financial Condition at December 31, 1998 and 1997 did not include a liability of $5,356,000 related to the adjusted base year bad debt reserve. This reserve was created when the Bank was on the reserve method.

(12) Stockholders' Equity and Earnings Per Share

     The Company's stock charter authorizes 5,000,000 shares of serial preferred stock. As of December 31, 1998 no preferred shares had been issued.

     In 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"), which requires the disclosure of two new earnings per share calculations, "basic earnings per share" and, if applicable, "diluted earnings per share." Earnings per share for comparative years have been restated for SFAS No. 128. Basic earnings per share is based on the weighted average shares of common stock while diluted earnings per share gives effect to all dilutive potential common shares that were outstanding during part or all of the year. The Company's Board of Directors declared a two-for-one stock split on June 25, 1998 to stockholders of record on July 15, 1998. The additional shares were distributed on July 30, 1998.

                     FIRSTFED FINANCIAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(12) Stockholders' Equity and Earnings Per Share (continued)

     A reconciliation of basic earnings per share with diluted earnings per share follows (all per share amounts have been adjusted for the two-for-one stock split declared June 25, 1998):

                                                    For the Year Ended December 31
                                              ----------------------------------------
                                                                1998
                                              ----------------------------------------
                                              Net Earnings        Shares     Per-Share
Basic EPS
  Income available to common stockholders      $34,629,000      21,181,859     $1.63
                                                                               =====
Effect of Dilutive Stock Options
  Outstanding stock options ..............              --         407,518
                                               -----------     -----------
Diluted EPS
  Income applicable to common stockholders
   and assumed conversion ................     $34,629,000      21,589,377     $1.60
                                               ===========     ===========     =====

                                                    For the Year Ended December 31
                                              ----------------------------------------
                                                                1997
                                              ----------------------------------------
                                              Net Earnings        Shares     Per-Share
Basic EPS
  Income available to common stockholders      $23,100,000      21,139,544     $1.09
                                                                               =====
Effect of Dilutive Stock Options
  Outstanding stock options ..............              --         354,472
                                               -----------     -----------
Diluted EPS
  Income applicable to common stockholders
   and assumed conversion ................     $23,100,000      21,494,016     $1.07
                                               ===========     ===========     =====

                                                    For the Year Ended December 31
                                              ----------------------------------------
                                                                1996
                                              ----------------------------------------
                                              Net Earnings        Shares     Per-Share
Basic EPS
  Income available to common stockholders      $ 8,244,000      21,103,530     $0.39
                                                                               =====
Effect of Dilutive Stock Options
  Outstanding stock options ..............              --         168,942
                                               -----------     -----------
Diluted EPS
  Income applicable to common stockholders
   and assumed conversion ................     $ 8,244,000      21,272,472     $0.39
                                               ===========     ===========     =====

Regulatory Capital

     The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and

                     FIRSTFED FINANCIAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(12) Stockholders' Equity and Earnings Per Share (continued)

classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk weighted assets (as defined). Management believes, as of December 31, 1998, that the Bank meets all capital adequacy requirements to which it is subject.

     As of December 31, 1998, the most recent notification from the OTS indicated that the Bank was well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since December 31, 1998 that management believes have changed the Bank's category.

The following table summarizes the Bank's regulatory capital and required capital for the years indicated (dollars in thousands):

                                                                      December 31, 1998
                                               --------------------------------------------------------------
                                                                                    Tier 1
                                                 Tangible          Core           Risk-based       Risk-based
                                                  Capital         Capital           Capital          Capital
                                               -----------      -----------      -----------      -----------
Actual Capital:
    Amount ...............................     $   294,223      $   294,223      $   294,223      $   320,720
    Ratio ................................            7.98%            7.98%           14.15%           15.43%
FIRREA minimum required capital:
    Amount ...............................     $    55,280      $   110,561               --      $   166,297
    Ratio ................................            1.50%            3.00%              --             8.00%
FIDICIA well capitalized required capital:
    Amount ...............................              --      $   184,268      $   124,722      $   207,871
    Ratio ................................              --             5.00%            6.00%           10.00%

                                                                      December 31, 1997
                                               --------------------------------------------------------------
                                                                                    Tier 1
                                                 Tangible          Core           Risk-based       Risk-based
                                                  Capital         Capital           Capital          Capital
                                               -----------      -----------      -----------      -----------
Actual Capital:
    Amount ...............................     $   261,099      $   261,099      $   261,099      $   291,106
    Ratio ................................            6.28%            6.28%           11.02%           12.29%
FIRREA minimum required capital:
    Amount ...............................     $    62,379      $   124,757               --      $   189,555
    Ratio ................................            1.50%            3.00%              --             8.00%
FIDICIA well capitalized required capital:
    Amount ...............................              --      $   207,929      $   142,166      $   236,943
    Ratio ................................              --             5.00%            6.00%           10.00%

     The payment of dividends is subject to certain federal income tax consequences. Specifically, the Bank is capable of paying dividends to the Company in any year without incurring tax liability only if such dividends do not exceed both the tax basis current year earnings and profits and accumulated tax earnings and profits as of the beginning of the year.

                     FIRSTFED FINANCIAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12)  Stockholders' Equity and Earnings Per Share (continued)

     Thirty days' prior notice to the OTS of the intent to declare dividends is required for the declaration of such dividends by the Bank. The OTS generally allows a savings institution which meets its fully phased-in capital requirements to distribute without OTS approval dividends up to 100% of the institution's net earnings during a calendar year plus the amount that would reduce the institution's "surplus capital ratio" (the excess over its fully phased-in capital requirements) to one-half of its surplus capital ratio at the beginning of the calendar year. However, the OTS has the authority to preclude the declaration of any dividends or adopt more stringent amendments to its capital regulations.

     The Company may loan up to $6,000,000 to the Employee Stock Ownership Plan ("ESOP") under a line of credit loan. At December 31, 1998 and 1997, the loan to the ESOP totaled $833,000 and $1,744,000, respectively. Interest on the outstanding loan balance is due each December 31. Interest varies based on the Bank's monthly cost of funds. The average rates paid during 1998 and 1997 were 5.11% and 5.27%, respectively.

     On June 25, 1998, the Company adopted an Amended and Restated Shareholder Rights Plan ("Rights Plan") which is designed to protect shareholders from attempts to acquire control of the Company at an inadequate price. Under the Rights Plan, the owner of each share of Company stock received a dividend of one right ("Right") to purchase one one-thousandth of a share of a new series of preferred stock for its estimated long term value of $200.00. In the event of certain acquisitions of 15% or more of the voting stock or a tender offer for 15% or more of the voting stock of the Company, each holder of a Right who exercises such Right will receive shares of the Company with a market value equal to two times the exercise price of the Right. Also, in the event of certain business combination transactions following the acquisition by a person of 15% or more of the Company stock, each Rights holder will have the right to receive upon exercise of the Right common stock of the surviving company in such transaction having a market value of two times the exercise price of the Right. The Company may redeem the Rights at any time prior to such acquisition or tender offer should the Board of Directors deem redemption to be in its stockholders' best interests. The Amended and Restated Shareholder Rights Plan replaces the previous Shareholder Rights Plan which, by its terms, expired on November 15, 1998.

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

     Effective January 1, 1997, the Bank made available to its employees a qualified defined contribution plan established under Section 401 (k) of the Internal Revenue Code, as amended

                     FIRSTFED FINANCIAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(13) Employee Benefit Plans (continued)

(the 401(k) Plan"). Participants are permitted to make contributions on a pre-tax basis, a portion of which is matched by the Bank. The 401(k) Plan expense was $235,000 and $392,000 for 1998 and 1997, respectively.

     The Bank has a Supplementary Executive Retirement Plan ("SERP") which covers any individual employed by the Bank as its Chief Executive Officer or Chief Operating Officer. The pension expense for the SERP was $794,000, $628,000 and $506,000 in 1998, 1997 and 1996, respectively. The SERP is unfunded.

     The discount rate and rate of increase in future compensation levels used in determining the actuarial value of benefit obligations were 6.5% and 5.0%, respectively, as of December 31, 1998. The discount rate and rate of increase in future compensation levels used in determining the pension cost for the SERP was 5.0% as of December 31, 1998 and 1997. The plan had no assets at December 31, 1998.

     The following table sets forth the funded status and amounts recognized in the Company's Statements of Financial Condition for the SERP for the years indicated:

                                                             1998         1997
                                                           -------      -------
                                                          (Dollars In Thousands)
Actuarial present value of benefits obligations:
  Accumulated benefits obligation ....................     $ 4,052      $ 3,544
                                                           =======      =======
   Vested benefit obligation .........................     $ 4,569      $ 3,928
                                                           =======      =======
Projected benefit obligation for service
 rendered to date ....................................       6,472        5,548
                                                           -------      -------
Shortage of plan assets over the projected
 benefit obligation ..................................      (6,472)      (5,548)
Unrecognized net loss (gain) from past ex-
 perience different from that assumed ................       1,410          797
Prior service cost not yet recognized in
 net periodic SERP cost ..............................         822          957
Unrecognized net (asset) obligation at transition ....         188          250
                                                           -------      -------
Accrued SERP liability ...............................     $(4,052)     $(3,544)
                                                           =======      =======
Net SERP cost for the year ended December
 31, 1998 and 1997 included the following
 components:
  Service cost-benefits earned during the period .....     $   219      $   152
  Interest cost on projected benefit obligation ......         378          316
Net amortization .....................................         197          160
                                                           -------      -------
Net period SERP cost .................................     $   794      $   628
                                                           =======      =======

                     FIRSTFED FINANCIAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(13) Employee Benefit Plans (continued)

     The Bank has a profit sharing plan (the "ESOP") for all salaried employees and officers who have completed one year of continuous service. At December 31, 1998, the ESOP held 4.43% of outstanding stock of the Company. Profit sharing expense for the years ended December 31, 1998, 1997 and 1996 was $1,000,000, $501,000 and $500,000, respectively. The amount of the contribution made by the Bank is determined each year by the Board of Directors, but is not to exceed 15% of the participants' aggregated compensation. The Bank does not offer post retirement benefits under this plan.

Stock Compensation Plans

     At December 31, 1998, the Company had two stock-based compensation programs, which are described below. The Company applies APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock compensation plans.

Stock Option Programs

     The Company has an employee stock option program which is comprised of two plans. One of these plans, the 1983 Stock Option and Stock Appreciation Rights Plan (the "1983 Plan"), expired in 1993 but some grants issued under that plan are still outstanding and exercisable. The 1983 Plan provided for the issuance of up to 3,142,000 shares of common stock to employees of the Bank. Under the 1994 Stock Option and Stock Appreciation Rights Plan (the "1994 Plan"), the Company may grant options to employees of the Bank for up to 3,000,000 shares of common stock, subject to limitations set forth under the 1994 Plan. Under both the 1983 Plan and the 1994 Plan, the exercise price of each option equals the market value of the Company's stock on the date of the grant, and an option's maximum term is 10 years. Options typically begin to vest on the second anniversary date of the grant under both plans.

     The Company also has a stock option plan for outside directors, the 1997 Non-employee Directors Stock Incentive Plan (the "Directors Stock Plan"). The Directors Stock Plan provides for the issuance of up to 400,000 shares of common stock to non-employee directors of the Company. The exercise price of each option equals the market value of the Company's stock on the date of the grant, and an option's maximum term is 10 years plus one month. Options typically vest 100% on the one year anniversary date of the grant.

     The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1998, 1997 and 1996, respectively: no dividend yield in any year; expected volatility of 35%, 35% and 36%; risk free interest rates of 4.7%, 6.5% and 5.8%; and expected average lives of 6, 6 and 10 years. The weighted-average grant date fair value of options granted during the year are $7.85, $5.15 and $4.25 for 1998, 1997 and 1996, respectively. The Company has elected to recognize forfeitures in the year they occur.

                     FIRSTFED FINANCIAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(13) Employee Benefit Plans (continued)

     Had compensation cost for the Company's stock-option programs been determined based on the fair value at the grant dates for awards under those plans consistent with the method of Statement of Financial Standards No. 123, "Accounting for Stock Based Compensation," the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below (all per share amounts have been adjusted for the two-for-one stock split declared June 25, 1998):

                                       1998           1997           1996
                                       ----           ----           ----
                                 (Dollars in thousands except per share amounts)

     Net earnings:
      As reported .............     $   34,629     $   23,100     $    8,244
      Pro forma ...............     $   34,354     $   22,910     $    8,143

     Earnings per share:

     Basic:
       As reported ............     $     1.63     $     1.09     $     0.39
       Pro forma ..............     $     1.62     $     1.08     $     0.39

     Diluted:
       As reported ............     $     1.60     $     1.07     $     0.39
       Pro forma ..............     $     1.59     $     1.06     $     0.38


     Pro forma net earnings and earnings per share reflect only options granted in 1998, 1997 and 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net earnings per share amounts presented above because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to January 1, 1995 is not considered.

                     FIRSTFED FINANCIAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(13)  Employee Benefit Plans (continued)

     Information with respect to stock options follows:

                                                 1998        1997        1996
                                               --------    --------    --------
                                                          (In Shares)
Options Outstanding
 (Weighted Average option prices)
Beginning of year ($7.85, $6.86 and $7.02)      707,914     639,062     694,844
Granted ($17.25, $10.88 and $7.14) .......      168,790     226,700      68,266
Exercised ($8.55, $7.72 and $5.34) .......      (52,990)   (115,538)    (84,894)
Canceled ($8.99, $9.01 and $8.09) ........     (110,214)    (42,310)    (32,460)
Re-issued grants ($6.44) .................           --          --      60,256
Cancellation of grants re-issued ($10.08)            --          --     (66,950)
                                               --------    --------    --------
End of Year ($9.84, $7.85 and $6.83) .....      713,500     707,914     639,062
                                               ========    ========    ========
Shares exercisable at December 31
  ($5.69, $5.89 and $6.35) ...............      291,560     227,200     320,914
                                               ========    ========    ========

Restricted Stock Plan

     The Company also has a restricted stock plan. Under the 1991 Restricted Stock Plan (the "Restricted Stock Plan"), the Company may issue shares of restricted stock to employees of the Company and its subsidiaries, including officers and directors. A total of 1,000,000 shares have been reserved for issuance under the Restricted Stock Plan. As of December 31, 1998 and 1997, 880,540 shares and 877,450 shares are available for grant. All per share amounts have been adjusted for the two-for-one stock split declared June 25, 1998. The shares consist of previously issued shares reacquired by the Company. The shares typically vest in increments of 25% per year, beginning on the fourth anniversary of the grant date. As shares vest, they are released to the recipient, at which time the recipient will recognize ordinary income equal to the fair market value of the restricted stock at the time the restrictions lapse. In 1998, 1,000 shares were issued under this program. No shares were issued in 1997 or 1996. Compensation costs related to shares granted under the Restricted Stock Plan have been recorded in previous periods.

                     FIRSTFED FINANCIAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(14) Parent Company Financial Information

     The following condensed parent company financial information should be read in conjunction with the other Notes to the Consolidated Financial Statements.

CONDENSED STATEMENTS OF FINANCIAL CONDITION
                                                           December 31, 1998
                                                        ------------------------
                                                          1998            1997
                                                        --------        --------
                                                         (Dollars In Thousands)
Assets:
  Cash .........................................        $ 12,466        $ 10,600
  Other assets .................................           1,333           1,567
  Investment in subsidiary .....................         294,819         262,572
                                                        --------        --------
                                                        $308,618        $274,739
                                                        ========        ========
Liabilities and Stockholders' Equity:
  Notes payable ................................        $ 50,000        $ 50,000
  Other liabilities ............................           1,618           1,952
  Stockholders' equity .........................         257,000         222,787
                                                        --------        --------
                                                        $308,618        $274,739
                                                        ========        ========

                                                Years Ended December 31,
                                         --------------------------------------
                                           1998           1997           1996
                                         --------       --------       --------
CONDENSED STATEMENTS OF OPERATIONS AND            (Dollars In Thousands)
             COMPREHENSIVE EARNINGS

Dividends received from Bank ......      $  5,875       $  5,875       $  5,875
Equity in undistributed net
 earnings of subsidiary ...........        32,558         20,987          6,029
Other expense, net ................        (3,804)        (3,762)        (3,660)
                                         --------       --------       --------
Net earnings ......................      $ 34,629       $ 23,100       $  8,244
                                         ========       ========       ========

                                                                Years Ended December 31,
                                                         ------------------------------------
CONDENSED STATEMENTS OF CASH FLOWS                         1998          1997          1996
                                                         --------      --------      --------
                                                                (Dollars In Thousands)
Net Cash Flows from Operating Activities:
  Net earnings .....................................     $ 34,629      $ 23,100      $  8,244
  Adjustments to reconcile net earnings to
   net cash provided by operating
    activities:
  Equity in undistributed net earnings of subsidiary      (32,558)      (20,987)       (6,029)
  Other ............................................         (129)          577         2,838
                                                         --------      --------      --------
  Net cash provided by operating activities ........        1,942         2,690         5,053
                                                         --------      --------      --------
Cash Flows from Investing Activities:
  Decrease in ESOP loan ............................          911           388           368
  Purchase of  treasury stock ......................       (1,469)           --        (2,053)
                                                         --------      --------      --------
  Net cash (used)  provided by investing
   Activities ......................................         (558)          388        (1,685)
                                                         --------      --------      --------
Cash Flows from Financing Activities:
Other ..............................................          482           952           465
                                                         --------      --------      --------
Net cash provided  by financing activities .........          482           952           465
                                                         --------      --------      --------
Net increase  in cash ..............................        1,866         4,030         3,833
Cash at beginning of period ........................       10,600         6,570         2,737
                                                         --------      --------      --------
Cash at end of period ..............................     $ 12,466      $ 10,600      $  6,570
                                                         ========      ========      ========

                     FIRSTFED FINANCIAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(15) Quarterly Results of Operations: (unaudited)

     Summarized below are the Company's results of operations on a quarterly basis for 1998, 1997 and 1996:

                                                                                                                Basic      Diluted
                                                           Provision                   Non-         Net       Earnings    Earnings
                                 Interest     Interest     For Loan       Other      Interest     Earnings     (Loss)      (Loss)
                                  Income       Expense      Losses       Income      Expense       (Loss)     Per Share   Per Share
                                  ------       -------      ------       ------      -------       ------     ---------   ---------
                                                              (Dollars In Thousands, Except Per Share Data)
First quarter
  1998 ......................     $ 75,955     $ 49,504     $  2,500     $  2,255     $ 11,990     $  8,143      $0.38      $0.37
  1997 ......................       73,685       49,653        6,000        2,902       11,911        5,168       0.25       0.24
  1996 ......................       76,097       52,952        9,000        3,273       11,466        3,368       0.16       0.16
Second quarter
  1998 ......................     $ 73,587     $ 47,673     $  2,100     $  3,974     $ 12,684     $  8,637      $0.41      $0.40
  1997 ......................       73,946       50,917        5,500        2,890       10,996        5,348       0.25       0.25
  1996 ......................       73,753       50,278        9,000        2,823       11,287        3,400       0.16       0.16
Third quarter
  1998 ......................     $ 71,212     $ 46,402     $  1,600     $  3,868     $ 11,698     $  8,830      $0.42      $0.41
  1997 ......................       75,551       51,862        5,000        2,564       10,784        5,971       0.28       0.28
  1996 ......................       73,540       50,280        8,700        2,143       25,561       (5,169)     (0.25)     (0.24)
Fourth quarter
  1998 ......................     $ 69,015     $ 42,912     $  1,000     $  3,560     $ 12,552     $  9,019      $0.43      $0.42
  1997 ......................       76,038       51,794        4,000        1,862       10,460        6,613       0.31       0.31
  1996 ......................       73,788       44,521        8,455        2,676       10,861        6,645       0.32       0.31
Total year
  1998 ......................     $289,769     $186,491     $  7,200     $ 13,657     $ 48,924     $ 34,629      $1.63      $1.60
  1997 ......................      299,220      204,226       20,500       10,218       44,151       23,100       1.09       1.07
  1996 ......................      297,178      198,031       35,155       10,915       59,175        8,244       0.39       0.39


(16) Fair Value of Financial Instruments

     Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments" ("SFAS No. 107"), requires that the Company disclose the estimated fair value for its financial instruments as of December 31, 1998 and 1997. The following table presents fair value information for financial instruments for which a market exists. The fair values for these financial instruments were estimated based upon prices published in financial newspapers or quotations received from national securities dealers.

                                                             1998                               1997
                                                  --------------------------        ---------------------------
                                                  Historical                        Historical
                                                    Value         Fair Value          Value          Fair Value
                                                  ----------      ----------        ----------       ----------
                                                                      (Dollars In Thousands)
Mortgage-backed Securities .................      $557,390         $556,679          $676,193         $676,058
US Government Securities ...................        28,456           27,939            48,442           47,916
Collateralized Mortgage Obligations ........        36,380           36,394             1,009              994
Loans Held-for-Sale ........................        16,450           16,602            40,382           40,800

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

                                                           1998                                1997
                                                 --------------------------         --------------------------
                                                                 Calculated                         Calculated
                                                 Carrying        Fair Value         Carrying        Fair Value
                                                   Value           Amount             Value           Amount
                                                 ---------        ---------         ---------        ---------
                                                                     (Dollars In Thousands)
Adjustable Loans:
  Single Family ......................          $1,530,367       $1,575,173        $1,763,587       $1,818,629
  Multi-Family .......................           1,119,519        1,159,688         1,204,696        1,235,614
  Commercial  ........................             178,784          188,145           201,558          211,752
Fixed Rate Loans:
  Single Family ......................              21,863           21,691            28,557           28,924
  Multi-Family .......................               7,257            7,680             6,969            7,394
  Commercial .........................               1,940            1,968             1,232            1,274
Other Real Estate Loans ..............               5,189            5,147             5,771            5,506
Consumer Loans........................               1,619            1,617             2,099            2,097
Non-Performing Loans .................              25,986           25,986            29,379           29,379
Fixed-Term Certificate Accounts ......           1,512,585        1,516,809         1,457,741        1,458,317
Non-Term Deposit Accounts ............             623,324          623,324           485,906          485,906
Borrowings ...........................           1,235,172        1,241,859         1,941,670        1,942,427

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

                     FIRSTFED FINANCIAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(16) Fair Value of Financial Instruments (continued)

Loans Receivable

     The portfolio is segregated into those loans with adjustable rates of interest and those with fixed rates of interest. Fair values are based on discounting future cash flows by the current rate offered for such loans with similar remaining maturities and credit risk. The amounts so determined for each loan category are reduced by the Bank's allowance for loans losses which thereby takes into consideration changes in credit risk. As of December 31, 1998, the Bank had outstanding commitments to fund $90,572,000 in real estate loans which were substantially at fair value.

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

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors
FirstFed Financial Corp.

     We have audited the accompanying consolidated statements of financial condition of FirstFed Financial Corp. and subsidiary ("Company") as of December 31, 1998 and 1997, and the related consolidated statements of operations and comprehensive earnings (loss), stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FirstFed Financial Corp. and subsidiary as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.




                                                                   KPMG LLP


Los Angeles, California
January 27, 1999

ITEM 9--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding directors and executive officers appearing on pages 3 through 7 of the Proxy Statement for the Annual Meeting of Stockholders dated April 21, 1999 is incorporated herein by reference.

ITEM 11--EXECUTIVE COMPENSATION

     Information regarding executive compensation appearing on pages 8 through 14 of the Proxy Statement for the Annual Meeting of Stockholders dated April 21, 1999 is incorporated herein by reference.

ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding security ownership of certain beneficial owners and management appearing on pages 2 and 3 of the Proxy Statement for the Annual Meeting of Stockholders dated April 21, 1999 is incorporated herein by reference.

ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     (a)  Certain Relationships: None.

     (b) Information regarding certain related transactions appearing on page 11 of the Proxy Statement for the Annual Meeting of Stockholders dated April 21, 1999 is incorporated herein by reference.

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

 EXHIBIT
 NUMBER
 -------------

(1) Underwriting Agreement filed as Exhibit 1 to Amendment No. 2 to Form S-3 dated September 7, 1994 and incorporated by reference.

(3.1)   Restated Certificate of Incorporation

(3.2) By-Laws filed as Exhibit (1)(a) to Form 8-A dated June 4,1987 and incorporated by reference.

(4.1) Amended and Restated Rights Agreement dated as of June 25, 1998, filed as Exhibit 4.1 to Form 8-A/A, dated June 25, 1998 and incorporated by reference.

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

(10.5) 1997 Non-employee Directors Stock Incentive Plan filed as Exhibit 1 to Form S-8 dated August 12, 1997 and incorporated by reference.

(21) Registrant's sole subsidiary is First Federal Bank of California, a federal savings bank.

(24)    Power of Attorney (included at page 86).

     This 1998 Annual Report on Form 10-K and the Proxy Statement for the Annual Meeting of Stockholders dated April 21, 1999 have already been furnished to each stockholder of record who is entitled to receive copies thereof. Copies of these items will be furnished without charge upon request in writing by any stockholder of record on March 5, 1999 and any beneficial owner of Company stock on such date who has not previously received such material and who so represents in good faith and in writing to:

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

(b) Reports on Form 8-K

     The Company filed a current report on Form 8-K dated October 22, 1998 which, among other things, announced a new stock repurchase program.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FIRSTFED FINANCIAL CORP.,
                                        a Delaware corporation

                                        By:     /s/ Babette E. Heimbuch
                                                -----------------------------
                                                Babette E. Heimbuch
                                                President and
                                                Chief Executive Officer

Date:   February 25, 1999

                                POWER OF ATTORNEY

     Each person whose signature appears below hereby authorizes Babette E. Heimbuch and Douglas J. Goddard, and each of them or either of them, as attorney-in-fact to sign on his or her behalf as an individual and in every capacity stated below, and to file all amendments to the Registrant's Form 10-K, and the Registrant hereby confers like authority to sign and file in its behalf.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 25th day of February, 1999.

         SIGNATURE                                       TITLE

       /s/ Babette E. Heimbuch              Chief Executive Officer (Principal
--------------------------------------      Executive Officer)
         Babette E. Heimbuch

         /s/ Douglas J. Goddard             Executive Vice President and
--------------------------------------      Chief Financial Officer (Principal
           Douglas  J. Goddard              Financial Officer)


         /s/ Brenda J. Battey               Senior Vice President and Controller
--------------------------------------      (Principal Accounting Officer)
           Brenda J. Battey

     /s/ Christopher M. Harding             Director
--------------------------------------
       Christopher M. Harding

        /s/ James L. Hesburgh               Director
--------------------------------------
          James L. Hesburgh

       /s/ William S. Mortensen             Chairman of the Board
--------------------------------------
         William S. Mortensen

       /s/  William G. Ouchi                Director
--------------------------------------
         William G. Ouchi

      /s/ William P. Rutledge               Director
--------------------------------------
         William P. Rutledge

        /s/ Charles F. Smith                Director
--------------------------------------
          Charles F. Smith

       /s/ Steven L. Soboroff              Director
--------------------------------------
         Steven L. Soboroff

        /s/ John R. Woodhull                Director
--------------------------------------
          John R. Woodhull