Form 10-Q
period 1999-03-31
FIRSTFED FINANCIAL CORP
filed 1999-05-14
CIK 810536

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the Quarter Ended March 31, 1999
                                      OR
                  TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                        Commission File Number: 1-9566

                           FirstFed Financial Corp.
            (Exact name of registrant as specified in its charter)



                Delaware                                     95-4087449
        (State or other jurisdiction of                   (I.R.S. Employer
        incorporation or organization)                    Identification No.)


            401 Wilshire Boulevard
          Santa Monica, California                          90401-1490
       (Address of principal executive offices)              (ZipCode)


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

                                          Yes        x      No     _____

As of April 30, 1999, 19,321,619 shares of the Registrant's $.01 par value common stock were outstanding.

                           FirstFed Financial Corp.
                                    Index




                                                                          Page
Part I.   Financial Information

          Item 1.  Financial Statements

                   Consolidated Statements of Financial Condition
                   as of March 31, 1999, December 31, 1998
                   and March 31, 1998                                        3

                   Consolidated Statements of Operations and Comprehensive Earnings for the three months ended March 31, 1999 and
                   1998                                                      4

                   Consolidated Statements of Cash Flows for the three
                   months ended March 31, 1999 and 1998                      5

                   Notes to Consolidated Financial Statements                6

          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                       7

Part II.  Other Information (omitted items are inapplicable)

          Item 6.  Exhibits and Reports on Form 8-K                         18

Signatures                                                                  19


                                    PART I - FINANCIAL STATEMENTS

Item 1. Financial Statements

                                FirstFed Financial Corp. and Subsidiary
                            Consolidated Statements of Financial Condition
                             (Dollars in thousands, except per share data)
                                               (Unaudited)


                                                       March 31,        December 31,            March 31,
                                                         1999               1998                   1998
Assets
Cash and cash equivalents                             $  424,253          $ 126,280          $   107,601
Investment securities, available-for-sale
  (at fair value)                                        106,831             64,333               49,218
Mortgage-backed securities, available-for-sale
  (at fair value)                                        525,937            556,679              658,598
Loans receivable, held-for-sale (fair value of
  $24,354, $16,602 and $70,936)                           24,251             16,450               70,349
Loans receivable, net                                  2,760,907          2,791,771            3,057,735
Accrued interest and dividends receivable                 22,381             23,476               26,968
Real estate                                                5,754              4,791                6,469
Office properties and equipment, net                      11,957             11,819               10,715
Investment in Federal Home Loan Bank
 (FHLB) stock, at cost                                    73,694             72,700               69,605
Other assets                                               8,926              8,829               10,086
                                                      $3,964,891         $3,677,128          $ 4,067,344

Liabilities
Deposits                                              $2,155,879         $2,135,909          $ 2,157,502
FHLB advances and other borrowings                     1,074,000            764,000            1,050,500
Securities sold under agreements to repurchase           453,531            471,172              570,794
Accrued expenses and other liabilities                    45,687             49,047               56,009
                                                       3,729,097          3,420,128            3,834,805

Commitments and Contingent Liabilities

Stockholders' Equity
Common stock, par value $.01 per share;
 authorized 25,000,000 shares; issued 23,261,359
 23,075,266, and 23,031,676 shares, outstanding
 19,418,919, 21,127,426 and 21,184,636 shares(1)             233                231                 230
Additional paid-in capital                                31,004             29,965              29,611
Retained earnings - substantially restricted             250,611            241,694             215,208
Loan to employee stock ownership plan                     (1,827)              (833)             (1,766)
Treasury stock, at cost, 3,842,440, 1,947,840
 and 1,847,040 shares(1)                                 (44,150)           (13,354)            (11,885)
Accumulated other comprehensive gain(loss),
 net of taxes                                                (77)              (703)              1,141
                                                         235,794            257,000             232,539
                                                      $3,964,891         $3,677,128         $ 4,067,344

(1) All per share amounts have been adjusted to reflect the two-for-one stock split declared June 25, 1998.

               See accompanying notes to consolidated financial statements.

                  FirstFed Financial Corp. and Subsidiary
       Consolidated Statements of Operations and Comprehensive Earnings
                (Dollars in thousands, except per share data)
                                  (Unaudited)

                                                        Three  Months  Ended
                                                             March 31,

                                                        1999               1998
Interest income:
  Interest on loans                                $   54,007          $  61,676
  Interest on mortgage-backed securities                7,609             11,532
  Interest and dividends on investments                 3,121              2,747
     Total interest income                             64,737             75,955

Interest expense:
  Interest on deposits                                 22,664             24,022
  Interest on borrowings                               16,908             25,482
     Total interest expense                            39,572             49,504

 Net interest income                                   25,165             26,451
Provision for loan losses                                   -              2,500
Net interest income
  after provision for losses                           25,165             23,951

Non-interest income:
  Loan and other fees                                   1,285                 40
  Gain on sale of loans                                   583                659
  Real estate operations, net                             302                532
   Other operating income                                 963              1,024
     Total non-interest income                          3,133              2,255

Non-interest expense                                   12,588             11,990

Earnings before income taxes                           15,710             14,216
Income tax provision                                    6,795              6,073
Net earnings                                        $   8,915          $   8,143

Other comprehensive earnings - unrealized gain
  on securities available-for-sale, net of taxes          626              1,533
Comprehensive earnings                              $   9,541          $   9,676

Earnings per share:
   Basic                                            $    0.43          $    0.38
   Diluted                                          $    0.43          $    0.38

Weighted average shares outstanding:
   Basic                                           20,553,809         21,180,912
   Diluted                                         20,715,099         21,598,224





(1) All per share amount have been adjusted to reflect the two-for-one stock split declared June 25, 1998.

               See accompanying notes to consolidated financial statements.

                   FirstFed Financial Corp. and Subsidiary
                    Consolidated Statements of Cash Flows
                            (Dollars in thousands)
                                 (Unaudited)

                                                                  Three Months Ended
                                                                        March 31,
                                                                  1999               1998
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                 $   8,915          $   8,143
Adjustments to reconcile net earnings
  to net cash provided by operating activities:
  Net change in loans-held-for-sale                             (7,801)           (29,967)
  Provision for loan losses                                          -              2,500
  Provision for REO losses                                           4                277
  Valuation adjustments on real estate sold                       (786)               276
  Amortization of fees and discounts                              (243)              (243)
  Decrease in deferred premium on sale of loans                     65              1,495
  Decrease in interest and dividends receivable                  1,095                 22
  Increase (decrease)in interest payable                        (2,835)             3,903
  Increase in other assets                                        (537)            (1,226)
  Decrease in accrued expenses and other liabilities            (7,442)            (6,109)
   Total adjustments                                           (18,480)           (29,072)
     Net cash used in operating activities                      (9,565)           (20,929)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Loans made to customers net of principal
   collection on loans                                          28,662             40,639
  Loans repurchased                                             (1,042)              (126)
  Proceeds from sales of real estate                             4,958              8,185
  Principal reductions on mortgage-backed securities
   Held for sale                                                32,024             20,076
  Proceeds from maturities and principal payments
    on investment  securities                                    1,338             10,870
  Purchase of investment securities                            (43,795)           (11,045)
  Other                                                         (2,946)            (1,146)
       Net cash provided by investing activities                19,199             67,453

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in savings deposits                              19,970            213,855
  Net increase (decrease) in short term borrowings             292,359           (660,376)
  Increase in long term borrowings                                   -            340,000
  Treasury stock purchases                                     (30,790)                 -
  Other                                                          6,800              4,463
       Net cash provided by (used) in financing activities     288,339           (102,058)

  Net increase (decrease) in cash and cash equivalents         297,973            (55,534)
  Cash and cash equivalents at beginning of period             126,280            163,135
  Cash and cash equivalents at end of period                 $ 424,253          $ 107,601


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

4. Recent Accounting Pronouncements

In June of 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"), which establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires recognition of all derivatives as either assets or liabilities in the statement of financial condition and the measurement of those instruments at fair value. Recognition of changes in fair value will be recognized into income or as a component of other comprehensive income depending upon the type of the derivative and its related hedge, if any. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management has not yet determined the impact of implementing this statement on its financial condition or results of operations.

In October of 1998, the FASB issued Statement of Financial Accounting Standards No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking
Enterprise"   ("SFAS  No.  134".)  SFAS  No.  134   requires  that,  after  the
securitization of a mortgage loan held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed security as a trading security. SFAS No. 134 further requires that, after the securitization of mortgage loans, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other related interests based on its ability and intent to sell or hold those investments. SFAS No. 134 conforms the subsequent accounting for securities retained after the securitization of mortgage loans by a mortgage banking enterprise with the subsequent accounting for securities retained after the securitization of other types of assets by a non-mortgage banking enterprise. SFAS 134 No. was effective the first quarter of 1999. The implementation of this statement did not have a material affect on the Company's financial condition or results of operations.

Item 2.     Management's  Discussion  and  Analysis  of Financial Condition
   and                          Results of Operations


Financial Condition

At March 31, 1999, FirstFed Financial Corp. (the "Company"), holding company for First Federal Bank of California and its subsidiaries (the "Bank"), had consolidated assets totaling $4.0 billion, compared to $3.7 billion at December 31, 1998 and $4.1 billion at March 31, 1998. The growth in total assets during the first quarter of 1999 is attributable to an increase in short term investments as borrowed funds grew faster than necessary to fund the Bank's loan portfolio. Over the next three quarters, the Company will monitor the level of liquidity that could be required due to the Year 2000 issue, and will make appropriate changes in the level of borrowings needed through the end of 1999.

The Bank's primary market area is Southern California, which remains strong economically. According to UCLA Anderson Forecast for California, March 1999 Report, home prices in the Los Angeles County area are expected to increase by 5.7% during 1999. The improved economy and real estate market positively impacted several areas of the Bank's operations during the first quarter of 1999. The ratio of non-performing assets to total assets decreased to 0.55% as of March 31, 1999 from 0.84% as of December 31, 1998 and 0.89% as of March 31, 1998. (See "Non-performing Assets" for further discussion.)

Net loan charge-offs decreased to $449 thousand during the first three months of 1999 compared to $465 thousand during the same period of 1998. The Bank's general valuation allowance was $69.1 million or 2.34% of total loans and real estate owned with loss exposure at March 31, 1999. This compares with $68.1 million or 2.26% as of December 31, 1998 and $63.9 million or 1.92% at March 31, 1998. The Bank also maintains valuation allowances for impaired loans, which totaled $5.9 million at March 31, 1999, $7.6 million at December 31, 1998 and $9.6 million at March 31, 1998.

The Bank's portfolio of loans, including mortgage-backed securities, decreased to $3.3 billion as of March 31, 1999 from $3.4 billion at December 31, 1998 and $3.8 billion at March 31, 1998. Because the Bank structures mortgage-backed securities with loans from its own portfolio, mortgage-backed securities generally have the same experience with respect to prepayment, repayment, delinquencies and other factors as the remainder of the Bank's loan portfolio. No new mortgage-backed securities were created with the Bank's loans during the first quarter of 1999 or 1998.

The mortgage-backed securities portfolio, classified as available-for-sale, was recorded at fair value as of March 31, 1999. An unrealized gain of $330 thousand, net of taxes, was reflected in stockholders equity as of March 31, 1999. This compares to a net unrealized loss of $413 thousand as of December 31, 1998.

The following table shows the components of the Bank's portfolio of loans (including loans held for sale) and mortgage-backed securities by collateral type as of the dates indicated:


                                                       March 31,         December 31,          March 31,
                                                         1999                1998                1998
                                                                    (Dollars in thousands)

       REAL ESTATE LOANS:
        First trust deed residential loans:
         One to four units                            $1,552,422          $1,565,105         $ 1,801,197
         Five or more units                            1,111,805           1,127,228           1,199,592
            Residential loans                          2,664,227           2,692,333           3,000,789

      OTHER REAL ESTATE LOANS:
         Commercial and industrial                       180,329             181,772             192,714
         Second trust deeds                               14,585              15,357              15,339
         Other                                                 -                   -               4,428
            Real estate loans                          2,859,141           2,889,462           3,213,270

       NON-REAL ESTATE LOANS:
         Manufactured housing                                819                 893               1,086
         Deposit accounts                                    932               1,002               1,117
         Consumer                                          2,294               1,167                 342
            Loans receivable                           2,863,186           2,892,524           3,215,815

      LESS:
         General valuation allowances-
         loan portfolio                                   68,644              67,638              63,404
         Valuation allowances - impaired loans             5,901               7,634               9,643
         Unrealized loan fees                              3,483               9,031              14,684
            Net loans receivable                       2,785,158           2,808,221           3,128,084

      FHLMC AND FNMA MORTGAGE-
         BACKED SECURITIES (at fair value):
         Secured by single family dwellings              508,465             539,079             639,907
         Secured by multi-family dwellings                17,472              17,600              18,691
            Mortgage-backed securities                   525,937             556,679             658,598
              TOTAL                                   $3,311,095          $3,364,900          $3,786,682



The investment securities portfolio, classified as available-for-sale, was recorded at fair value as of March 31, 1999. An unrealized loss of $407 thousand, net of taxes, was reflected in stockholders' equity as of March 31, 1999. This compares to an unrealized loss of $290 thousand, net of taxes, as of December 31, 1998.

Asset/Liability Management

Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. Management actively monitors its interest rate risk exposure. The Company does not engage in trading activities. Nothing has occurred since December 31, 1998 that materially affects the Company's market risk.

The one year GAP (the difference between rate-sensitive assets and liabilities repricing within one year or less) was a positive $282.8 million or 7.13% of total assets at March 31, 1999. In comparison, the one year GAP was a positive $393.7 million or 10.71% of total assets as of December 31, 1998 and a positive $481.0 million or 11.83% of total assets as of March 31, 1998. Over 93% of the Bank's rate-sensitive assets reprice within one year. Therefore, the Bank's one year GAP generally varies based upon the extent to which the maturities of its deposits and borrowings exceed one year. The decrease in the one year GAP from December 31, 1998 to March 31, 1999 is due to an increase in short term borrowings.

A positive GAP normally benefits a financial institution in times of increasing interest rates. However, the Bank's net interest income typically declines during periods of increasing interest rates because of a three month time lag before changes in the FHLB Eleventh District Cost of Funds Index (the "Index") can be implemented with respect to the Bank's loans.

Capital

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and percentage of total capital to risk-weighted assets. The Bank meets the standards necessary to be deemed well capitalized under the applicable regulatory requirements. The following table summarizes the Bank's actual capital and required capital as of March 31, 1999:


                                             Tangible           Core           Risk-based
                                              Capital         Capital            Capital
                                                       (Dollars in thousands)
Actual Capital:
     Amount                                 $281,283          $281,283          $308,313
     Ratio                                      7.07%             7.07%            14.50%
Minimum required capital:
     Amount                                 $ 59,644          $159,050          $170,092
     Ratio                                      1.50%             4.00%             8.00%
Well capitalized required capital:
     Amount                                        -          $198,813          $212,615
     Ratio                                         -              5.00%            10.00%

During the first three months of 1999, the Company repurchased 1,894,600 shares of its common stock at an average price of $16.25 per share. The repurchases were made pursuant to 5% repurchase authorizations made by the Board of Directors on October 21, 1998, February 25, 1999, and April 21, 1999. Currently 1,219,497 shares remain eligible for repurchase.

Year 2000 Issue

The Year 2000 issue arises because many computer systems identify dates using only the last two digits of the year. These systems are unable to distinguish between dates in the year 2000 and dates in the year 1900. If not corrected, these systems could fail or provide incorrect information after December 31, 1999 or when using dates after December 31, 1999. Any such failure of the Bank's systems could have a material adverse impact on the Company and its ability to process customer transactions or to provide customer service.

Over the course of the past two years, the Bank has developed  a  process  for addressing the Year 2000 issue for the Bank's major computer systems and applications. An internal committee was formed to address the issue and a formal project plan was developed. The Company has identified and prioritized systems, software and equipment with the potential for being affected by the Year 2000 issue. All significant vendors have been contacted regarding their Year 2000 readiness. In each case where the Bank is vulnerable to a third party's failure to remedy its own Year 2000 issues, the Bank is continuing to develop contingency plans to utilize other vendors or alternative work flows if adequate response and verification is not received from the vendor in a timely fashion.

The Bank's major computer applications are owned and operated by third party vendors. Therefore, the Bank's challenge is to ensure that its vendors are ready for the Year 2000 or have plans to become ready before the Year 2000. Because the Bank had plans to convert its major data processing to new systems during 1997 and 1998, requirements for Year 2000 compliance were included in all major systems contracts. Contractual arrangements with the Bank's major data processing vendors provide for regular monitoring of the vendors Year 2000 projects, substantial system compliance by the end of 1998 and testing and verification in early 1999.

During 1998 and the first four months of 1999, the Bank completed testing for substantially all of the significant data processing systems deemed to be critical to the Bank. The remediation process is complete for these systems and no material problems have arisen during the testing process. The Bank's process of testing and verifying the Year 2000 readiness of the systems provided by third parties will continue through the middle of 1999, as system modifications are made and further testing of interfaces and less critical systems continues.

Because of the third party nature of its major data processing relationships, the Bank has not borne any programming costs of making its systems Year 2000-ready. All of these costs will be borne by the vendors. The Bank's major cost of becoming Year 2000-ready is related to staff and management time spent planning, monitoring and testing the systems. Therefore, Year 2000 issues are expected to have an immaterial impact on the Company's results of operations, liquidity and capital expenditures.


Results of Operations

The Company reported consolidated net earnings of $8.9 million for the first quarter of 1999 compared to net earnings of $8.1 million for the first quarter of 1998. Earnings improved due to the fact that no loan loss provision was recorded during the first quarter of 1999. Due to the moderate level of charge-offs over the last two years, sufficient general loan loss allowances had already been provided. Also, earnings improved because loan and other fees increased to $1.3 million as of March 1999 from $40 thousand as of March 1998. A $1.4 million provision for the impairment of the Bank's servicing assets was recorded during the first quarter of 1998. Offsetting the improved earings was a $598 thousand increase in non-interest expense for the first quarter of 1999 compared to the first quarter of 1998. The additional expenses resulted from an increase in compensation and related employee benefits due to the expansion of the Bank's business lines.


Management is unable to predict future levels of loan loss provisions. Among other things, future loan loss provisions are based on the level of loan charge-offs, foreclosure activity, and the economic climate in Southern California.

Loan Loss Allowances

Listed below is a summary of the activity in the general valuation allowance and the valuation allowance for impaired loans for the Bank's loan portfolio during the periods indicated:


                                                    Three Months Ended March 31, 1999
                                             General           Impaired
                                            Valuation          Valuation
                                            Allowances         Allowances            Total
                                                         (Dollars in thousands)

Balance at December 31, 1998                $  67,638          $   7,634          $  75,272
Charge-offs:
   Single family                                  (83)                 -                (83)
   Multi-family                                     -             (1,181)            (1,181)
   Commercial                                       -               (552)              (552)
Total charge-offs                                 (83)            (1,733)            (1,816)
Recoveries                                      1,089                  -              1,089
Net charge-offs                                 1,006             (1,733)              (727)
Balance at March 31, 1999                   $  68,644          $   5,901          $  74,545



                                                     Three Months Ended March 31, 1998
                                             General           Impaired
                                            Valuation          Valuation
                                            Allowances         Allowances            Total
                                                         (Dollars in thousands)


Balance at December 31, 1997                $  61,237          $   9,775          $  71,012
Provision for loan losses                       1,975                525              2,500
Charge-offs:
   Single family                                 (723)                 -               (723)
   Multi-family                                  (138)               (43)              (181)
   Commercial                                     (29)                 -                (29)
   Non-real estate                                 (1)                 -                 (1)
Total charge-offs                                (891)               (43)              (934)
Recoveries                                        469                  -                469
Adjustments and reclassifications                 614               (614)                 -
Net charge-offs                                   192               (657)              (465)
Balance at March 31, 1998                   $  63,404          $   9,643          $  73,047


The Bank also maintains a valuation allowance for loans sold with recourse, recorded as a liability. This allowance was 6.44% of loans sold with recourse as of March 31, 1999, compared to 6.18% as of December 31, 1998 and 6.06% as of March 31, 1998. The balance of loans sold with recourse totaled $199 million, $203 million and $215 million as of March 31, 1999, December 31, 1998 and March 31, 1998, respectively. The Bank has not entered into any new recourse arrangements since 1989. Listed below is a summary of the activity in the valuation allowance for loans sold with recourse during the periods indicated:

                                            Three Months Ended March 31,
                                              1999             1998
                                               (Dollars in thousands)

Balance at beginning of period          $  12,456          $  13,029
Recoveries                                    278                  -
Balance at end of period                $  12,824          $  13,029


The  following  table  summarizes  the  activity  in  the  general   valuation
allowance for real estate acquired by foreclosure for the periods indicated:

                                            Three Months Ended March 31,
                                              1999             1998
                                              (Dollars in thousands)

Balance at beginning of period          $     500          $     500
Provision for losses                            4                277
Charge-offs                                    (4)              (277)
Balance at end of period                $     500          $     500


Net Interest Income

The Company's interest rate margin increased to 2.58% for the first quarter of 1999 from 2.34% for the first quarter of last year. The Index (on a lagged basis) determines the yield on over 92% of the loan portfolio. The Index in effect during the three months ended March 31, 1999 decreased by 0.25% compared to the same period of the prior year. However, during the same time period, the Company's average cost of funds decreased by 0.49%. The Company's interest rate margin also benefited from a lower level of delinquent loans compared to the prior year. Loans delinquent greater than 90 days decreased to $17.9 million as of March 31, 1999 from $29.3 million as of the beginning of the year.

The following table sets forth: (i) the average daily dollar amounts of and average yields earned on loans, mortgage-backed securities and investment securities, (ii) the average daily dollar amounts of and average rates paid on savings and borrowings, (iii) the average daily dollar differences, (iv) the interest rate spreads, and (v) the effective net spreads for the periods indicated:

                                     During the Three Months Ended March 31,
                                               1999               1998
                                              (Dollars in thousands)

Average loans and mortgage-backed
 securities                                 $ 3,305,734          $3,808,076
Average investment securities                   184,181             139,578
Average interest-earning assets               3,489,915           3,947,654
Average savings deposits                      2,154,218           2,073,406
Average borrowings                            1,219,095           1,744,666
Average interest-bearing liabilities          3,373,313           3,818,072
Excess of interest-earning assets over
 interest-bearing liabilities               $   116,602          $  129,582

Yields earned on average interest
 earning assets                                    7.33%              7.58%
Rates paid on average interest-
 bearing liabilities                               4.75               5.24
Net interest rate spread                           2.58               2.34
Effective net spread(1)                            2.74               2.51

Total interest income                       $    63,965         $   74,802
Total interest expense                           39,572             49,504
                                                 24,393             25,298
Total other items(2)                                772              1,153
Net interest income                         $    25,165         $   26,451



(1) The effective net spread is a fraction, the denominator of which is the average dollar amount of interest-earning assets, and the numerator of which is net interest income(excluding stock dividends and miscellaneous interest income).
(2) Includes Federal Home Loan Bank Stock dividends and other miscellaneous items.


Non-Interest Income and Expense

Loan and other fees were $1.3 million for the first quarter, compared to $40 thousand for the same period of 1998. During the first quarter of 1998, the Bank recorded a $1.4 million provision for impairment of the Bank's servicing assets.

Gain on the sale of loans results primarily from loan fees recognized at the time of sale and decreased to $583 thousand for the first quarter of 1999 from $659 thousand for the same period of the prior year. The volume of loans sold totaled $57.8 million during the first quarter of 1999 compared to $60.7 million for the same period of the prior year. The decrease in loans sold results from a decrease in loans originated for sale.

Real estate operations resulted in net gains of $302 thousand for the first quarter of 1999. This compares to net gains of $532 thousand for the same period of the prior year. Real estate operations include gains and losses on the sale of foreclosed properties as well as operational income and expense during the holding period. Gains on sale typically result from the recovery of excess valuation allowances associated with foreclosed properties sold.

Non-interest expense increased to $12.6 million during the first quarter of 1999 compared to $12.0 million for the same period of the prior year. The increase in non-interest expense was a result of increased compensation and related employee benefits due to the expansion of the Bank's business lines.

The ratio of non-interest expense to average assets increased to 1.32% of average assets for the first quarter of 1999 from 1.17% during the comparable 1998 period. The increased ratio was attributable to both the increase in non-interest expense and a decrease in average assets in the first quarter of 1999 compared to the same period of last year.



Non-accrual, Past Due, Modified  and Restructured Loans

The Bank  accrues  interest  earned but  uncollected  for every  loan  without regard to its contractual delinquency status but establishes a specific interest allowance for each loan which becomes 90 days or more past due or is in foreclosure. Loans on which delinquent interest allowances had been established (non-accrual loans) totaled $17.9 million at March 31, 1999 compared to $29.3 million at December 31, 1998 and $34.8 million at March 31, 1998.

The amount of interest that has been provided for loans 90 days or more delinquent or in foreclosure was $1.1 million at March 31, 1999, $1.9 million at December 31, 1998 and $1.9 million at March 31, 1998.

The Bank has debt restructurings that result from temporary modifications of principal and interest payments. Under these arrangements, loan terms are typically reduced to no less than a monthly interest payment required under the note. Any loss of revenues under the modified terms would be immaterial to the Bank. Generally, if the borrower is unable to return to scheduled principal and interest payments at the end of the modification period, foreclosure proceedings are initiated. As of March 31, 1999, the Bank had modified loans totaling $14.3 million, net of loan loss allowances totaling $3.4 million. Modified loans totaling $253 thousand were 90 days delinquent as of March 31, 1999.

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

The following is a summary of impaired loans, net of valuation allowances for impairment, as of the dates indicated:

                                 March 31,        December 31,        March 31,
                                   1999               1998              1998
                                             (Dollars in thousands)

Non-accrual loans             $    3,711          $   5,934          $  10,752
Modified loans                     5,946              5,976              8,184
Other impaired loans               5,574              5,613              6,380
                              $   15,231          $  17,523          $  25,316


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

                              March 31,         December 31,         March 31,
                                 1999              1998                1998
                                           (Dollars in thousands)

Fair value method            $  14,163          $  16,456          $  24,248
Present value method             1,068              1,067              1,068
Total impaired loans         $  15,231          $  17,523          $  25,316

All impaired loans as of March 31, 1999 and December 31, 1998 had associated valuation allowances. Impaired loans for which there was no valuation allowance established totaled $2.5 million for the quarter ended March 31, 1998. See "Results of Operations" for an analysis of activity in the valuation allowance for impaired loans.

The table below shows the Bank's net investment in non-performing loans that were determined to be impaired by property type, as of the dates indicated:

                               March 31,        December 31,         March 31,
                                  1999              1998                1998
                                            (Dollars in thousands)

Single family                $       -          $       -          $     847
Multi-family                     1,887              5,456              9,426

Commercial                       1,824                478                479
                             $   3,711          $   5,934          $  10,752

Cash payments received from impaired loans are recorded in accordance with the contractual terms of the loan. The principal portion of the payment is used to reduce the principal balance of the loan, whereas the interest portion is recognized as interest income.

The average recorded investment in impaired loans during the quarters ended March 31, 1999, December 31, 1998, and March 31, 1998 was $15.3 million, $17.5 million and $25.3 million, respectively. The amount of interest income recognized on the cash basis for impaired loans during the quarters ended March 31, 1999, December 31, 1998 and March 31, 1998 was $263 thousand, $288 thousand and $367 thousand, respectively. Interest income recognized under the accrual basis for the quarters ended March 31, 1999, December 31, 1998 and March 31, 1998 was $282 thousand, $288 thousand and $367 thousand, respectively.


Asset Quality

The following table sets forth certain asset quality ratios of the Bank at the dates indicated:

                                        March 31,    December 31,    March 31,
                                         1999           1998           1998
Non-Performing Loans to
  Loans Receivable (1)                   0.56%          0.90%          0.92%

Non-Performing Assets to
  Total Assets2)                         0.55%          0.84%          0.89%

Loan Loss Allowances to
  Non-Performing Loans (3)             393.79%        242.09%        196.31%

General Loss Allowances to
  Assets with Loss Exposure (4)          2.34%          2.26%          1.92%

General Loss Allowances to
  Total Assets with Loss
  Exposure (5)                           2.60%          2.51%          2.18%

 _______________________


(1) Non-performing loans are net of valuation allowances related to those loans. Loans receivable exclude mortgage-backed securities and are before deducting unrealized loan fees, general valuation allowances and valuation allowances for impaired loans.

(2) Non-performing assets are net of valuation allowances related to those assets.

(3) The Bank's loan loss allowances , including valuation allowances for non-performing loans and general valuation allowances but excluding general valuation allowances for loans sold by the Bank with full or limited recourse. Non-performing loans are before deducting valuation allowances related to those loans.

(4) The Bank's loan loss allowance, excluding general valuation allowances for loans sold with full or limited recourse. The Bank's assets with loss exposure include primary loans and real estate owned, but excludes mortgage-backed securities.

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


Non-performing Assets


The Bank defines non-performing assets as loans delinquent over 90 days (non-accrual loans), loans in foreclosure and real estate acquired by foreclosure (real estate owned). An analysis of non-performing assets follows as of the dates indicated:


                               March 31,        December 31,         March 31,
                                   1999               1998               1998
                                            (Dollars in thousands)

Real estate owned:
Single family                  $   2,501          $   3,946          $   4,552
Multi-family                       3,322              1,309              1,541
Commercial                           395                  -                785
Other                                  -                  -                 52
Less:
General valuation allowance         (500)              (500)              (500)
    Total real estate owned        5,718              4,755              6,430

Non-accrual loans:
Single family                      8,889             12,270             16,862
Multi-family                       6,538             13,005             16,057
Commercial                         2,473              4,040              1,867
Less:
   Valuation allowances (1)       (1,844)            (3,332)            (4,885)
    Total non-accrual loans       16,056             25,983             29,901
Total non-performing assets    $  21,774          $  30,738          $  36,331


     __________________________

(1) Includes valuation allowances for impaired loans and loss allowances on other non-performing loans requiring fair value adjustments.

Real estate owned at March 31, 1999 increased 20% compared to the December 31, 1998 level and decreased 11% compared to the March 31, 1998 level. The increase in the first quarter of 1999 compared to the prior year ended 1998 is due to the completion of foreclosure proceedings commenced in 1998 on three multi-family properties.

Non-accrual loans, net of valuation allowances,at March 31,1999 decreased 38% compared to the level at December 31, 1998 due to reductions in delinquent loans of all loan types. Non-accrual loans, decreased 46% compared to March 31, 1998 due to substantial reductions in multi-family and single family delinquencies.


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

Deposits accepted by retail banking offices increased by $16.8 million during the first quarter of 1999. The Bank is focusing its marketing efforts on attracting liquid accounts and short-term certificate of deposits. Retail deposits comprised 72% of total savings deposits as of March 31, 1999.

Telemarketing  deposits  increased by $1.0 million during the first quarter of
1999.   These  deposits  are  normally  large  deposits  from  pension  plans, managed trusts and other financial institutions. These deposit levels fluctuate based on the attractiveness of the Bank's rates compared to rates available to investors on alternative investments. Telemarketing deposits comprised 5% of total deposits at March 31, 1999.

Deposits acquired from national brokerage firms ("brokered deposits") increased by $2.1 million during the first quarter of 1999. The Bank has used brokered deposits for over 15 years and considers these deposits a stable source of funds. Because the Bank has sufficient capital to be deemed "well-capitalized" under the standards established by the Office of Thrift Supervision, it may solicit brokered funds without special regulatory approval. At March 31,1999, brokered deposits comprised 23% of total deposits.

Total borrowings increased by $292.4 million during the first quarter of 1999 due to a $310.0 million increase in advances from the FHLB, offset by payoffs of $17.6 million in repurchase agreements.

Internal  sources of funds  include  both  principal  payments  and payoffs on loans and mortgage-backed securities, loan sales, and positive cash flows from operations. Principal payments include amortized principal and prepayments that are a function of real estate activity and the general level of interest rates.

Total principal payments on loans and mortgage-backed securities were $186.9 million for the first quarter of 1999. This compares with principal payments of $131.1 million for the first quarter of 1998.

Loan sales were $57.8 million for the first quarter of 1999, compared with sales of $60.7 million for the first quarter of 1998. The decrease is attributable to a reduction in loans originated for sale.

                         PART II - OTHER INFORMATION


 Item 6. Exhibits and Reports on Form-8K


(1) Underwriting Agreement filed as Exhibit 1 to Amendment No. 2 to Form S-3 dated September 7, 1994 and incorporated by reference.
(3.1)   Restated Certificate of Incorporation.
(3.2) By-Laws filed as Exhibit (1)(a) to Form 8-A dated June 4,1987 and incorporated by reference.
(4.1) Amended and Restated Rights Agreement dated as of June 25,1998, filed as Exhibit 4.1 to Form 8-A/A, dated June 25, 1998 and incorporated by reference.
(4.2) Indenture filed as Exhibit 4 to Amendment No. 3 to Form S-3 dated September 20, 1994 and incorporated by reference.
(10.1) Deferred Compensation Plan filed as Exhibit 10.3 to Form 10-K for the fiscal year ended December 31, 1983 and incorporated by reference.
(10.2) Bonus Plan filed as Exhibit 10 (iii) (A) (2) to Form 10 dated November 2, 1993 and incorporated by reference.
(10.3)  Supplemental Executive Retirement Plan dated January 16, 1986 filed as
        Exhibit 10.5 to Form 10-K for the fiscal year ended December 31, 1992 and incorporated by reference.
(10.4)  Change  of  Control  Agreement  effective  September 26, 1996 filed as
        Exhibit 10.4 to Form 10-Q for the Quarter ended September 30, 1996 and incorporated by reference.
(10.5) 1997 Non-employee Directors Stock Incentive Plan filed as Exhibit 1 to Form S-8 dated August 12, 1997 and incorporated by reference.
(21) Registrant's sole subsidiary is First Federal Bank of California, a federal savings bank.
(24)    Power of Attorney (included at page 86).



(b) Reports on Form 8-K

        The Company filed a current report on Form 8-K dated February 26, 1999 wherein the Board of Directors approved an expansion of the stock repurchase program. The increase authorized the Company to repurchase an additional 5% of the shares outstanding as of February 25, 1999.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                       FIRSTFED FINANCIAL CORP.
                                        Registrant

                                       Date:    May 13, 1999


                                       By  /s/ BABETTE E. HEIMBUCH
                                          Babette E. Heimbuch
                                          President and
                                          Chief Executive Officer



                                       By /s/  DOUGLAS J. GODDARD
                                          Douglas J. Goddard
                                          Chief Financial Officer and
                                          Executive Vice President