Form 10-Q
period 1999-06-30
FIRSTFED FINANCIAL CORP
filed 1999-08-16
CIK 810536

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the Quarter Ended June 30, 1999
                                      OR
                  TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


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


    Registrant's telephone number, including area code:(310)319-6000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                          Yes        x      No     _____

As of August 10, 1999, 18,457,961 shares of the Registrant's $.01 par value common stock were outstanding.

                           FirstFed Financial Corp.
                                    Index




                                                                          Page
Part I.   Financial Information

          Item 1.  Financial Statements

                   Consolidated Statements of Financial Condition
                   as of June 30, 1999, December 31, 1998
                   and June 30, 1998                                        3

Consolidated Statements of Operations and Comprehensive
                   Earnings for the three months and six months
                   ended  June 30, 1999 and 1998                            4

                   Consolidated Statements of Cash Flows for the six
                   months ended June 30, 1999 and 1998                      5

                   Notes to Consolidated Financial Statements               6

          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                      7

Part II.  Other Information (omitted items are inapplicable)

          Item 6.  Exhibits and Reports on Form 8-K                        20

Signatures                                                                 21






                       PART I - FINANCIAL STATEMENTS

 Item 1. Financial Statements

                   FirstFed Financial Corp. and Subsidiary
                Consolidated Statements of Financial Condition
                (Dollars in thousands, except per share data)
                                 (Unaudited)

                                                 June 30,    December 31,         June 30,
                                                  1999          1998               1998

Assets
Cash and cash equivalents                       $ 141,806      $ 126,280      $   213,257
Investment securities, available-for-sale
  (at fair value)                                 121,956         64,333           43,001
Mortgage-backed securities, available-for-sale
  (at fair value)                                 480,727        556,679          630,881
Loans receivable, held-for-sale (fair value of
  $6,038, $16,602 and $113,082)                     6,038         16,450          112,315
Loans receivable, net                           2,762,208      2,791,771        2,882,672
Accrued interest and dividends receivable          21,719         23,476           26,102
Real estate                                         4,017          4,791            5,992
Office properties and equipment, net               12,261         11,819           11,516
Investment in Federal Home Loan Bank
 (FHLB) stock, at cost                             69,830         72,700           70,613
Other assets                                        8,022          8,829           14,032
                                              $ 3,628,584     $3,677,128      $ 4,010,381

Liabilities
Deposits                                       $2,012,504     $2,135,909      $ 2,139,018
FHLB advances and other borrowings                963,300        764,000        1,028,500
Securities sold under agreements to repurchase    376,800        471,172          555,719
Accrued expenses and other liabilities             39,875         49,047           46,849
                                                3,392,479      3,420,128        3,770,086

Commitments and Contingent Liabilities

Stockholders' Equity
Common stock, par value $.01 per share;
 authorized 100,000,000 shares; issued 23,266,501
 23,075,266, and 23,062,120 shares, outstanding
19,326,761, 21,127,426 and 21,215,080 shares          233            231              231
Additional paid-in capital                         31,048         29,965           29,841
Retained earnings - substantially restricted      259,712        241,694          223,845
Loan to employee stock ownership plan              (1,859)          (833)          (1,789)
Treasury stock, at cost, 3,939,740, 1,947,840
 and 1,847,040 shares                             (45,650)        (13,354)        (11,885)
Accumulated other comprehensive earnings (loss),
 net of taxes                                      (7,379)           (703)             52
                                                  236,105         257,000         240,295
                                               $3,628,584     $3,677,128      $ 4,010,381



         See accompanying notes to consolidated financial statements.


                                  FirstFed Financial Corp. and Subsidiary
                Consolidated Statements of Operations and Comprehensive Earnings (Loss)
                               (Dollars in thousands, except per share data)
                                                 (Unaudited)

                                              Three  Months  Ended         Six  Months  Ended
                                                   June 30,                      June 30,
                                                 1999         1998          1999          1998


Interest income:
  Interest on loans                          $  53,324      $ 59,901      $107,331     $ 121,577
  Interest on mortgage-backed securities         7,043        10,907        14,652        22,439
  Interest and dividends on investments          3,330         2,779         6,451        5,526
  Total interest income                         63,697        73,587       128,434       149,542

Interest expense:
  Interest on deposits                          21,268        25,060        43,932        49,082
  Interest on borrowings                        17,210        22,613        34,118        48,095
  Total interest expense                        38,478        47,673        78,050        97,177

Net interest income                             25,219        25,914        50,384        52,365
Provision for loan losses                           -          2,100             -         4,600
Net interest income
  after provision for loan losses               25,219        23,814        50,384        47,765

Non-interest income:
  Loan and other fees                            1,099         1,567         2,384         1,607
  Gain on sale of  loans                           504         1,204         1,087         1,863
  Real estate operations, net                    1,526           133         1,828           665
  Other operating income                         1,028         1,070         1,991         2,094
  Total non-interest income                      4,157         3,974         7,290         6,229

Non-interest expense                            13,113        12,684        25,701        24,674

Earnings before income taxes                    16,263        15,104        31,973        29,320
Income tax provision                             7,160         6,467        13,955        12,540
Net earnings                                 $   9,103   $     8,637    $   18,018      $ 16,780

Other comprehensive earnings (loss),
  net of taxes                                  (7,302)       (1,082)       (6,676)          444
Comprehensive earnings                       $   1,801      $  7,555      $ 11,342     $  17,224

Earnings per share:
  Basic                                      $    0.47      $   0.41   $     0.90      $    0.79
  Diluted                                    $    0.47      $   0.40   $     0.90      $    0.78

Weighted average shares outstanding:
  Basic                                     19,331,157    21,206,104   19,939,106     21,193,532
  Diluted                                   19,529,207    21,677,810   20,118,593     21,642,628




         See accompanying notes to consolidated financial statements.



                   FirstFed Financial Corp. and Subsidiary
                    Consolidated Statements of Cash Flows
                            (Dollars in thousands)
                                 (Unaudited)

                                                                      Six Months Ended
                                                                          June  30,
                                                                      1999           1998

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                       $ 18,018       $  16,780
Adjustments to reconcile net earnings
  to net cash provided by operating activities:
  Net change in loans-held-for-sale                                  10,412         (71,933)
  Provision for loan losses                                               -           4,600
  Provision for REO losses                                                4             484
  Valuation adjustments on real estate sold                          (2,053)         (1,686)
  Amortization of fees and discounts                                   (231)             40
  Decrease in servicing assets                                          130           1,585
  Decrease in interest and dividends receivable                       1,757             888
  Increase (decrease) in interest payable                            (4,682)          4,761
  (Increase) decrease in other assets                                   221          (1,810)
  Increase (decrease) in accrued expenses and other liabilities       2,784          (9,029)
   Total adjustments                                                  8,342         (72,100)
     Net cash provided by (used in) operating activities             26,360         (55,320)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Loans made to customers net of principal
   collection on loans                                               36,753         208,270
  Loans purchased                                                   (13,419)          (439)
  Proceeds from sales of real estate                                 11,131          15,920
  Principal reductions on mortgage-backed securities
   held for sale                                                     65,435          45,930
  Proceeds from maturities and principal payments
    on investment  securities                                         3,211          17,071
  Purchase of investment securities                                 (61,795)        (11,045)
  Redemption of FHLB stock                                            4,823               -
  Other                                                              (4,149)         (1,946)
       Net cash provided by investing activities                     41,990         273,761

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net  increase (decrease) in savings deposits                     (123,405)        195,371
  Net increase (decrease) in short term borrowings                  105,628        (747,451)
  Treasury stock purchases                                          (32,296)              -
  Increase (decrease) in long term borrowings                          (700)        390,000
  Payment of prior period taxes and interest to IRS                       -          (2,295)
  Other                                                              (2,051)         (3,944)
       Net cash used in financing activities                        (52,824)       (168,319)

  Net increase in cash and cash equivalents                          15,526          50,122
  Cash and cash equivalents at beginning of period                  126,280         163,135
  Cash and cash equivalents at end of period                       $141,806        $213,257


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

4. Recent Accounting Pronouncements

In June of 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires recognition of all derivatives as either assets or liabilities in the statement of financial condition and the measurement of those instruments at fair value. Recognition of changes in fair value will be recognized into income or as a component of other comprehensive income depending upon the type of the derivative and its related hedge, if any. SFAS No. 133, as amended by SFAS No. 137 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Management has not yet determined the impact of implementing this statement on its financial condition or results of operations.

In October of 1998, the FASB issued Statement of Financial Accounting Standards No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking
Enterprise" ("SFAS No. 134".) SFAS No. 134 requires that, after the securitization of a mortgage loan held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed security as a trading security. SFAS No. 134 further requires that, after the securitization of mortgage loans, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other related interests based on its ability and intent to sell or hold those investments. SFAS No. 134 conforms the subsequent accounting for securities retained after the securitization of mortgage loans by a mortgage banking enterprise with the subsequent accounting for securities retained after the securitization of other types of assets by a non-mortgage banking enterprise. SFAS No. 134 was effective the first quarter of 1999. The Company did not form any mortgage-backed securities during the first six months of 1999. Therefore, the implementation of SFAS No. 134 had no material affect on the Company's financial condition or results of operations.

Item 2.     Management's  Discussion  and  Analysis  of Financial Condition
             and Results of Operations


Financial Condition

At June 30, 1999, FirstFed Financial Corp. (the "Company"), holding company for First Federal Bank of California and its subsidiaries (the "Bank"), had consolidated assets totaling $3.6 billion, compared to $3.7 billion at December 31, 1998 and $4.0 billion at June 30, 1998.

The Bank's primary market area is Southern California, which remains strong economically. The improved economy and real estate market positively impacted several areas of the Bank's operations during the first six months of 1999. The ratio of non-performing assets to total assets decreased to 0.45% as of June 30, 1999 from 0.84% as of December 31, 1998 and 0.84% as of June 30, 1998. (See "Non-performing Assets" for further discussion.) Additionally, according to the UCLA Anderson Forecast for California, June 1999 Report, home prices in the Los Angeles County area are expected to increase by 5.7% during 1999.

Net loan charge-offs decreased to $1.2 million during the first six months of 1999 compared to $2.2 million during the same period of 1998. The Bank's general valuation allowance was $68.6 million or 2.28% of total loans and real estate owned at June 30, 1999. This compares with $68.1 million or 2.26% as of December 31, 1998 and $66.0 million or 2.07% at June 30, 1998. The Bank also maintains valuation allowances for impaired loans, which totaled $5.6 million at June 30, 1999, $7.6 million at December 31, 1998 and $7.8 million at June 30, 1998.

The Bank's portfolio of loans, including mortgage-backed securities, decreased to $3.2 billion as of June 30, 1999 from $3.4 billion at December 31, 1998 and $3.6 billion at June 30, 1998 primarily due to payoffs of the adjustable rate loans in the current fixed rate loan environment. No new mortgage-backed securities were created with the Bank's loans during the six months of 1999 or 1998. Because the Bank structures mortgage-backed securities with loans from its own portfolio, mortgage-backed securities generally have the same experience with respect to prepayment, repayment, delinquencies and other factors as the remainder of the Bank's loan portfolio.

The mortgage-backed securities portfolio, classified as available-for-sale, was recorded at fair value as of June 30, 1999. An unrealized loss of $6.5 million, net of taxes, was reflected in stockholders' equity as of June 30, 1999. This compares to a net unrealized loss of $413 thousand as of December 31, 1998.

The following table shows the components of the Bank's portfolio of loans (including loans held for sale) and mortgage-backed securities by collateral type as of the dates indicated:


                                                 June 30,     December 31,    June 30,
                                                   1999           1998          1998
                                                        (Dollars in thousands)

      REAL ESTATE LOANS:
        First trust deed residential loans:
         One to four units                      $1,563,094     $1,565,105   $ 1,715,072
         Five or more units                      1,091,402      1,127,228     1,158,859
            Residential loans                    2,654,496      2,692,333     2,873,931

      OTHER REAL ESTATE LOANS:
         Commercial and industrial                 180,203        181,772       187,161
         Second trust deeds                         14,063         15,357        13,867
         Other                                           -              -         3,433
            Real estate loans                    2,848,762      2,889,462     3,078,392

       NON-REAL ESTATE LOANS:
         Manufactured housing                          759            893         1,113
         Deposit accounts                              908          1,002         1,032
         Commercial                                  2,905            380            23
         Consumer                                      468            787           377
            Loans receivable                     2,853,802      2,892,524     3,080,937

      LESS:
         General valuation allowances-
         loan portfolio                             68,137         67,638        65,546
         Valuation allowances - impaired loans       5,644          7,634         7,829
         Deferred loan fees                         11,775          9,031        12,575
            Net loans receivable                 2,768,246      2,808,221     2,994,987

      FHLMC AND FNMA MORTGAGE-
         BACKED SECURITIES (at fair value):
         Secured by single family dwellings        464,552        539,079       612,585
         Secured by multi-family dwellings          16,175         17,600        18,296
            Mortgage-backed securities             480,727        556,679       630,881
              TOTAL                             $3,248,973     $3,364,900    $3,625,868



The investment securities portfolio, classified as available-for-sale, was recorded at fair value as of June 30, 1999. An unrealized loss of $872 thousand, net of taxes, was reflected in stockholders' equity as of June 30, 1999. This compares to an unrealized loss of $290 thousand, net of taxes, as of December 31, 1998.

Asset/Liability Management

Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. Management actively monitors its interest rate risk exposure. The Company does not engage in trading activities. The Company's exposure to interest rate risk resulting from its lending and deposit taking activities has not changed since December 31, 1998.

The one year GAP (the difference between rate-sensitive assets and liabilities repricing within one year or less) was a positive $379.7 million or 10.47% of total assets at June 30, 1999. In comparison, the one year GAP was a positive $393.7 million or 10.71% of total assets as of December 31, 1998 and a positive $498.0 million or 12.43% of total assets as of June 30, 1998. Over 90% of the Bank's rate-sensitive assets reprice within one year. Therefore, the Bank's one year GAP generally varies based upon the extent to which the maturities of its deposits and borrowings exceed one year.

A positive GAP normally benefits a financial institution in times of increasing interest rates. However, the Bank's net interest income typically declines during periods of increasing interest rates because of a three month time lag before changes in the FHLB Eleventh District Cost of Funds Index (the "Index") can be implemented with respect to the Bank's loans.

Capital

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and percentage of total capital to risk-weighted assets. The Bank meets the standards necessary to be deemed well capitalized under the applicable regulatory requirements. The following table summarizes the Bank's actual capital and required capital as of June 30, 1999:


                                   Tangible          Core        Risk-based
                                   Capital          Capital        Capital
                                              (Dollars in thousands)
Actual Capital:
    Amount                          $287,495       $287,495       $314,429
    Ratio                               7.85%          7.85%         14.88%
Minimum required capital:
     Amount                          $54,928       $146,474       $169,085
     Ratio                              1.50%          4.00%          8.00%
Well capitalized required capital:
     Amount                                -       $183,093       $211,356
     Ratio                                 -           5.00%         10.00%

During the first six months of 1999, the Company repurchased 1,991,900 shares of its common stock at an average price of $16.21 per share. An additional 868,800 shares were repurchased through August 10, 1999 at an average price of $15.88 per share. The repurchases were made pursuant to repurchase authorizations made by the Board of Directors on October 21, 1998, February 25, 1999, and April 21, 1999. As of August 10, 1999, 350,697 additional shares remain eligible for repurchase.

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

Over the course of the past two years, the Bank has developed a process for addressing the Year 2000 issue for the Bank's major computer systems and applications. An internal committee was formed to address the issue and a formal project plan was developed. The Bank has identified and prioritized systems, software and equipment with the potential for being affected by the Year 2000 issue. All significant vendors have been contacted regarding their Year 2000 readiness.

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

During 1998 and the first six months of 1999, the Bank completed testing for substantially all of the significant data processing systems deemed to be critical to the Bank. The remediation process is complete for these systems and no material problems have arisen during the testing process. The Bank's process of testing and verifying the Year 2000 readiness of the systems provided by third parties will continue throughout 1999, as system modifications are made and further testing of interfaces and less critical systems continues.

The Bank developed contingency plans for its significant processes in case of an unanticipated Year 2000 disruption. These plans will be tested during the second half of 1999.

Because of the third party nature of its major data processing relationships, the Bank has not borne any significant programming costs of making its systems Year 2000-ready. All of these costs will be borne by the vendors. The Bank's major cost of becoming Year 2000-ready is related to staff and management time spent planning, monitoring and testing the systems. Therefore, Year 2000 issues are expected to have an immaterial impact on the Company's results of operations, liquidity and capital expenditures.

Results of Operations

The Company reported consolidated net earnings of $9.1 million for the second quarter of 1999 compared to net earnings of $8.6 million for the second quarter of 1998. Improved earnings were due to the fact that no loan loss provision was recorded during the second quarter of 1999. However, a $2.1 million loan loss provision was recorded for the second quarter of 1998. Non-interest expense increased by $429 thousand during the second quarter of 1999 compared to the second quarter of 1998. The increase in non-interest expenses was due to higher than normal legal costs and increased costs related to maintaining the Company's new operating systems.

The Company reported consolidated net earnings of $18.0 million for the first six months of 1999, compared to $16.8 million for the same period last year. Due to the moderate level of charge-offs over the last two years, sufficient general loan loss allowances had already been provided, therefore, no loan loss provision was recorded during the first six months of 1999. A $4.6 million loan loss provision was recorded during the first six months of 1998. The $1.0 million increase in non-interest expenses during the first six months of 1999 compared to the same period last year resulted from higher than normal legal costs and increased costs related to maintaining the Company's new operating systems.

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

Loan Loss Allowances

Listed below is a summary of the activity in the general valuation allowance and the valuation allowance for impaired loans for the Bank's loan portfolio during the periods indicated:

                                            Six Months Ended June 30, 1999
                                          General        Impaired
                                          Valuation      Valuation
                                          Allowances     Allowances    Total
                                               (Dollars in thousands)

Balance at December 31, 1998           $  67,638    $    7,634     $  75,272
Charge-offs:
   Single family                            (308)            -          (308)
   Multi-family                             (149)       (1,438)       (1,587)
   Commercial                                  -          (552)         (552)
   Non-real estate                          (133)            -          (133)
Total charge-offs                           (590)       (1,990)       (2,580)
Recoveries                                 1,089             -         1,089
Net (charge-offs) recoveries                 499        (1,990)       (1,491)
Balance at June 30, 1999               $  68,137    $    5,644     $  73,781


                                           Six Months Ended June30, 1998
                                           General       Impaired
                                          Valuation     Valuation
                                        Allowances    Allowances      Total
                                               (Dollars in thousands)

Balance at December 31, 1997           $  61,237    $    9,775     $  71,012
Provision for loan losses                  4,024           576         4,600
Charge-offs:
   Single family                          (1,077)         (294)       (1,371)
   Multi-family                             (506)       (1,614)       (2,120)
   Commercial                                (47)            -           (47)
   Non-real estate                            (1)            -            (1)
Total charge-offs                         (1,631)       (1,908)       (3,539)
Recoveries                                 1,302             -         1,302
Adjustments and reclassifications            614          (614)            -
Net (charge-offs) recoveries                 285        (2,522)       (2,237)
Balance at June 30, 1998               $  65,546    $    7,829     $  73,375


The Bank also maintains a valuation allowance for loans sold with recourse, recorded as a liability. This allowance was 6.66% of loans sold with recourse as of June 30, 1999, compared to 6.18% as of December 31, 1998 and 6.17% as of June 30, 1998. The balance of loans sold with recourse totaled $193 million, $203 million and $211 million as of June 30, 1999, December 31, 1998 and June 30, 1998, respectively. The Bank has not entered into any new recourse arrangements since 1989. Listed below is a summary of the activity in the valuation allowance for loans sold with recourse during the periods indicated:

                                              Six Months Ended June 30,
                                              1999                  1998
                                                (Dollars in thousands)

Balance at beginning of period            $   12,546           $  13,029
Recoveries                                       278                   -
Balance at end of period                  $   12,824           $  13,029


The  following  table  summarizes  the  activity  in  the  general   valuation
allowance for real estate acquired by foreclosure for the periods indicated:

                                               Six Months Ended June 30,
                                              1999                 1998
                                                      (Dollars in thousands)

Balance at beginning of period            $      500           $    500
Provision for losses                               4                484
Charge-offs                                       (4)              (484)
Balance at end of period                  $      500           $    500


Net Interest Income

During the first six months of 1999, the interest rate margin increased to 2.60% from 2.38% for the same period of the prior year. The Index (on a lagged basis) determines the yield on 90% of the loan portfolio. The Index in effect during the six months ended June 30, 1999 decreased by 0.40% compared to the same period of the prior year. However, during the first six months of 1999, the average yield on the Bank's loan portfolio decreased by only 0.20% due to a decreased level of delinquent loans. The Bank's average cost of funds decreased by 0.48% during the first six months of 1999 compared to the same period last year.

The Bank's interest rate margin increased to 2.63% for the second quarter of 1999 from 2.41% for the second quarter of last year. During the second quarter, the Bank's interest rate margin also benefited from a lower level of delinquent loans compared to the prior year which offset a 0.14% decrease in the Index. The Bank's average cost of funds decreased by 0.48% compared to the same prior year period.

The following table sets forth: (i) the average daily dollar amounts of and average yields earned on loans, mortgage-backed securities and investment securities, (ii) the average daily dollar amounts of and average rates paid on savings and borrowings, (iii) the average daily dollar differences,
(iv) the interest rate spreads, and (v) the effective net spreads for the periods indicated:


                                       During the Six Months Ended June 30,
                                             1999            1998
                                                (Dollars in thousands)

Average loans and mortgage-backed
 securities                             $ 3,289,283      $3,764,813
Average investment securities               182,420         133,013
Average interest-earning assets           3,471,703       3,897,826
Average savings deposits                  2,109,079       2,115,680
Average borrowings                        1,240,162       1,654,986
Average interest-bearing liabilities      3,349,241       3,770,666
Excess of interest-earning assets over
 interest-bearing liabilities           $   122,462      $  127,160

Yields earned on average interest
 earning assets                               7.30%           7.56%
Rates paid on average interest-
 bearing liabilities                          4.70            5.18
Net interest rate spread                      2.60            2.38
Effective net spread(1)                       2.77            2.54

Total interest income                  $   126,717      $  147,278
Total interest expense                      78,043          97,146
                                            48,674          50,132
Total other items(2)                         1,710           2,233
Net interest income                    $    50,384      $   52,365



                                      During the Three Months Ended June 30,
                                             1999               1998

                                              (Dollars in thousands)

Average loans and mortgage-backed
 securities                            $ 3,272,833      $3,721,550
Average investment securities              180,659         126,449
Average interest-earning assets          3,453,492       3,847,999
Average savings deposits                 2,063,939       2,157,953
Average borrowings                       1,261,228       1,565,308
Average interest-bearing liabilities     3,325,167       3,723,261
Excess of interest-earning assets over
 interest-bearing liabilities          $   128,325      $  124,738


Yields earned on average interest
 earning assets                               7.27%           7.53%
Rates paid on average interest-
 bearing liabilities                          4.64            5.12
Net interest rate spread                      2.63            2.41
Effective net spread(1)                       2.80            2.58

Total interest income                  $    62,754      $   72,475
Total interest expense                      38,474          47,671
                                            24,280          24,804
Total other items(2)                           939           1,110
Net interest income                    $    25,219      $   25,914





(1)The effective net spread is a fraction, the denominator of which is the average dollar amount of interest-earning assets,and the numerator of which is net interest income(excluding stock dividends and miscellaneous interest income).
(2)Includes Federal Home Loan Bank Stock dividends and other miscellaneous items.

Non-Interest Income and Expense

Loan and other fees were $1.1 million and $2.4 million for the second quarter and first six months of 1999, respectively, compared to $1.6 million and $1.6 million for the same 1998 periods respectively. During the first quarter of 1998, the Bank recorded a $1.4 million provision for impairment of the Bank's servicing asset.

Gain on the sale of loans results primarily from loan fees recognized at the time of sale and decreased to $504 thousand and $1.0 million respectively, for the second quarter and first six months of 1999 from $1.2 million and $1.9 million, respectively for the second quarter and first six months of 1998. The volume of loans sold totaled $56.7 million and $114.5 million, respectively, for the second quarter and first six months of 1999 compared to $125.5 million and $186.2 million, respectively, for the same periods of 1998.

Real estate operations resulted in net gains of $1.5 million and $133 thousand for the second quarter of 1999 and 1998 respectively. For the first six months of 1999 and 1998, real estate operations produced net gains of $1.8 million and $665 thousand respectively. The increased level of income from real estate operations is primarily due to gains on sale of real estate owned.

Non-interest expense increased to 1.38% of average total assets during the second quarter of 1999 compared to 1.26% for the same period of the prior year. For the first six months of 1999 non-interest expenses were 1.37% of average total assets compared to 1.21% for the first six months of 1998. The increased ratio was attributable to higher than normal legal costs, the increased cost of maintaining the Company's new operating systems, and a decrease in average assets in 1999 compared to 1998.

Non-accrual, Past Due, Modified  and Restructured Loans

The Bank  accrues  interest  earned but  uncollected  for every  loan  without regard to its contractual delinquency status but establishes a specific interest allowance for each loan which becomes 90 days or more past due or is in foreclosure. Loans on which delinquent interest allowances had been established (non-accrual loans) totaled $13.3 million at June 30, 1999 compared to $29.3 million at December 31, 1998 and $31.2 million at June 30, 1998.

The amount of interest that has been provided for loans 90 days or more delinquent or in foreclosure was $720 thousand at June 30, 1999, compared to $1.9 million at both December 31, 1998 and June 30, 1998.

The Bank has debt restructurings that result from temporary modifications of principal and interest payments. Under these arrangements, loan terms are typically reduced to no less than a monthly interest payment required under the note. Any loss of revenues under the modified terms would be immaterial to the Bank. Generally, if the borrower is unable to return to scheduled principal and interest payments at the end of the modification period, foreclosure proceedings are initiated. As of June 30, 1999, the Bank had modified loans totaling $9.1 million, net of loan loss allowances of $3.2 million. No modified loans were 90 days delinquent as of June 30, 1999.

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

The following is a summary of impaired loans, net of valuation allowances for impairment, as of the dates indicated:

                                   June 30,        December 31,      June 30,
                                      1999             1998            1998
                                          (Dollars in thousands)

Non-accrual loans                 $    959          $  5,934        $  5,551
Modified loans                       4,796             5,976           8,472
Other impaired loans                 6,520             5,613           5,700
                                  $ 12,275          $ 17,523        $ 19,723

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

                                June 30,         December 31,        June 30,
                                 1999               1998               1998
                                           (Dollars in thousands)

Fair value method                 $ 12,275         $  16,456         $ 18,656
Present value method                     -             1,067            1,067
Total impaired loans              $ 12,275         $  17,523         $ 19,723

All impaired loans as of June 30, 1999 and December 31, 1998 had associated valuation allowances. Impaired loans for which there was no valuation allowance established totaled $2.5 million for the quarter ended June 30, 1998. See "Results of Operations" for an analysis of activity in the valuation allowance for impaired loans.

The table below shows the Bank's net investment in non-performing loans that were determined to be impaired by property type, as of the dates indicated:

                              June 30,           December 31,         June 30,
                                  1999               1998               1998
                                             (Dollars in thousands)

Multi-family                      $    959         $   5,456         $  5,081
Commercial                               -               478              470
                                  $    959         $   5,934         $  5,551

Cash payments received from impaired loans are recorded in accordance with the contractual terms of the loan. The principal portion of the payment is used to reduce the principal balance of the loan, whereas the interest portion is recognized as interest income.

The average recorded investment in impaired loans during the quarters ended June 30, 1999, December 31, 1998, and June 30, 1998 was $12.3 million, $17.5 million and $19.8 million, respectively. The amount of interest income recognized on the cash basis for impaired loans during the quarters ended June 30, 1999, December 31, 1998 and June 30, 1998 was $297 thousand, $288 thousand and $337 thousand, respectively. Interest income recognized under the accrual basis for the quarters ended June 30, 1999, December 31, 1998 and June 30, 1998 was $273 thousand, $288 thousand and $343 thousand, respectively.


Asset Quality

The following table sets forth certain asset quality ratios of the Bank at the dates indicated:
                                   June 30,      December 31,       June 30,
                                    1999             1998             1998
Non-Performing Loans to
 Loans Receivable (1)               0.43%            0.90%             0.90%

Non-Performing Assets to
 Total Assets (2)                   0.45%            0.84%             0.84%

Loan Loss Allowances to
 Non-Performing Loans (3)         520.13%          242.09%           220.78%

General Loss Allowances to
 Assets with Loss Exposure (4)      2.28%            2.26%             2.07%

General Loss Allowances to
 Total Assets with Loss
  Exposure (5)                      2.55%            2.51%             2.32%



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

(4) The Bank's general valuation allowances, excluding general valuation allowances for loans sold with full or limited recourse. The Bank's assets with loss exposure include primarily loans and real estate owned, but excludes mortgage-backed securities.

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

Non-performing Assets

The Bank defines non-performing assets as loans delinquent over 90 days (non-accrual loans), loans in foreclosure and real estate acquired by foreclosure (real estate owned). An analysis of non-performing assets follows as of the dates indicated:


                                      June 30,     December 31,       June 30,
                                       1999            1998            1998
                                               (Dollars in thousands)

Real estate owned:
Single family                        $  2,981       $  3,946        $  2,899
Multi-family                            1,500          1,309           3,021
Commercial                                  -              -             481
Other                                       -              -              53
Less:
General valuation allowance              (500)          (500)           (500)
    Total real estate owned             3,981          4,755           5,954

Non-accrual loans:
Single family                           7,740         12,270          15,794
Multi-family                            4,391         13,005          13,495
Commercial                              1,190          4,040           2,008
Less:
   Valuation allowances (1)            (1,150)        (3,332)         (3,553)
    Total non-accrual loans            12,171         25,983          27,744
Total non-performing assets          $ 16,152       $ 30,738        $ 33,698


     __________________________

(1) Includes valuation allowances for impaired loans and loss allowances on other non-performing loans requiring fair value adjustments.

Real estate owned at June 30, 1999 decreased 16% compared to the December 31, 1998 level and 33% compared to the June 30, 1998 level due to improvement in the Southern California real estate market.

Non-accrual loans, net of valuation allowances, at June 30, 1999 decreased 53% compared to the level at December 31, 1998 and 56% compared to the June 30, 1998 level.

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

Deposits accepted by retail banking offices increased by $1.8 million and $18.6 million during the second quarter and first six months of 1999, respectively. The Bank is focusing its marketing efforts on attracting checking accounts and short-term certificate of deposits. Retail deposits comprised 77% of total savings deposits as of June 30, 1999.

Telemarketing deposits decreased by $31.7 million and $30.6 million during the second quarter and first six months of 1999, respectively. These deposits are normally large deposits from pension plans, managed trusts and other financial institutions. These deposit levels fluctuate based on the attractiveness of the Bank's rates compared to rates available to investors on alternative investments. Telemarketing deposits comprised 4% of total deposits at June 30, 1999.

Deposits acquired from national brokerage firms ("brokered deposits") decreased by $113.5 million and $111.4 million during the second quarter and first six months of 1999, respectively. The Bank has used brokered deposits for over 15 years and considers these deposits a stable source of funds. Because the Bank has sufficient capital to be deemed "well-capitalized" under the standards established by the Office of Thrift Supervision, it may solicit brokered funds without special regulatory approval. At June 30, 1999, brokered deposits comprised 19% of total deposits.

Total borrowings decreased by $187.4 million during the second quarter of 1999 due net payoffs of $76.7 million in borrowings under reverse repurchase agreements, $110.0 million in advances from the FHLB, and $700 thousand in other borrowings. Total borrowings increased by $104.9 million during the first six months of 1999 due to $200 million in advances from the FHLB, offset by payoffs of $94.4 million in borrowings under reverse repurchase agreements and $700 thousand in other borrowings.

Internal  sources of funds  include  both  principal  payments  and payoffs on loans and mortgage-backed securities, loan sales, and positive cash flows from operations. Principal payments include amortized principal and prepayments that are a function of real estate activity and the general level of interest rates.

Total principal payments on loans and mortgage-backed securities were $214.9 million and $401.8 million for the second quarter and first six months of 1999, respectively. This compares with principal payments of $253.4 million and $384.5 million for the second quarter and first six months of 1998, respectively.

Loan sales decreased to $56.7 million and $114.5 million for the second quarter and first six months of 1999, respectively, compared with sales of $125.5 million and $186.2 million for the second quarter and first six months of 1998, respectively. The decrease is attributable to a reduction in borrower demand for loans originated for sale to other investors.

Recent Developments

On June 28, 1998, the Company announced that it had entered into a Letter of Intent to purchase Professional Bancorp, Inc., parent company of First Professional Bank. First Professional Bank is a $250 million commercial bank headquartered in Santa Monica. First Professional has developed a business niche serving the financial needs of the healthcare industry. A condition to consummation of the acquisition is the negotiation of an agreement whereby FirstFed Financial Corp. will acquire Network Health Financial Services. Network Health currently provides First Professional Bank with management and marketing services related to the healthcare industry.

As currently contemplated, the transaction calls for the Company to pay $23.50 in cash for each share of Professional Bancorp stock. The acquisition is subject to several conditions including negotiation of a definitive agreement, regulatory approval and approval of Professional Bancorp's shareholders, and is expected to close in the fourth quarter of 1999 or the first quarter of 2000. However, there can be no assurance that the transaction will be consummated, or that it will be consummated within the expected time period.

Forward-Looking Information

The discussions contained above in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contain forward looking statements within the meaning of the Private Securities Litigation Reform Act (the "Act"). They are intended to provide information to facilitate the understanding and assessment of the financial statements and footnotes and should be read and considered in conjunction therewith. In addition, certain statements in future filings by the Company with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of the Company that are not statements of historical fact constitute forward looking statements within the meaning of the Act. Any such forward looking statements speak only as of the date on which the statements are made, and the Company undertakes no obligation to update any forward looking statement to reflect events or circumstances after the date on which such a statement is made to reflect any unanticipated events.

Forward looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ include but are not limited to, (1) the condition of the Southern California and U.S. economies in general, (2) inflation, interest rate, and market fluctuations, (3) competitive conditions, (4) the timely development and acceptance of new products and services, (5) changes in consumer spending, borrowing and saving habits, (6) the ability to increase market share and control expenses, (7) technological changes, including the effects of the Year 2000 issue, and (8) the effect of changes in laws and regulations (including laws and regulations concerning taxes and banking) with which the Company must comply.

                        PART II - OTHER INFORMATION


 Item 6. Exhibits and Reports on Form-8K


    (1) Underwriting Agreement filed as Exhibit 1 to Amendment No.2 toForm S-3 dated September 7, 1994 and incorporated by reference.
  (3.1) Restated Certificate of Incorporation
  (3.2) By-Laws  filed as  Exhibit  (1)(a) to Form 8-A dated  June  4,1987 and incorporated by reference.
  (4.1) Amended and Restated Rights Agreement dated as of June 25, 1998, filed as Exhibit 4.1 to Form 8-A/A, dated June 25, 1998 and incorporated by reference.
  (4.2) Indenture  filed  as  Exhibit  4  to Amendment No. 3 to Form S-3 dated
        September 20, 1994 and incorporated by reference.
 (10.1) Deferred  Compensation Plan filed as Exhibit 10.3 to Form 10-K for the fiscal year ended December 31, 1983 and incorporated by reference. (10.2) Bonus Plan filed as Exhibit 10(iii)(A)(2) to Form 10 dated November 2,
        1993 and incorporated by reference.
 (10.3) Supplemental Executive Retirement Plan dated January 16, 1986 filed as
        Exhibit 10.5 to Form 10-K for the fiscal year ended December 31, 1992 and incorporated by reference.
 (10.4) Change  of  Control  Agreement  effective  September 26, 1996 filed as
        Exhibit 10.4 to Form 10-Q for the Quarter ended September 30, 1996 and incorporated by reference.
 (10.5) 1997 Non-employee Directors Stock Incentive Plan filed as Exhibit 1 to
        Form S-8 dated August 12, 1997 and incorporated by reference.
   (21) Registrant's sole subsidiary is First Federal Bank of California, a federal savings bank.
   (24) Power of Attorney.



(b) Reports on Form 8-K

 The Company filed a current report on Form 8-K dated June 28, 1999 wherein FirstFed Financial Corp. announced that it had entered into a Letter of Intent to purchase Professional Bancorp, Inc., parent company for First Professional Bank.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        FIRSTFED FINANCIAL CORP.
                                        Registrant

                                        Date: August 13, 1999


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