Form 10-Q
period 1999-09-30
FIRSTFED FINANCIAL CORP
filed 1999-11-12
CIK 810536

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                              FORM 10-Q

             QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934
              For the Quarter Ended September 30, 1999
                                 OR
             TRANSITION REPORT UNDER SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934


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

                                    Yes        x         No



As of November 1, 1999 18,359,411 shares of the Registrant's $.01 par value common stock were outstanding.

                     FirstFed Financial Corp.
                               Index





Page
Part I.  Financial Information

         Item 1. Financial Statements

                 Consolidated Statements of Financial Condition
                 as of September 30, 1999, December 31, 1998
                 and September 30, 1998                                    3

                 Consolidated Statements of Operations and Comprehensive Earnings for the three months and nine months ended
                 September 30, 1999 and 1998                               4

                 Consolidated Statements of Cash Flows for the nine
                 months ended September 30, 1999 and 1998                  5

                 Notes to Consolidated Financial Statements                6

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                       7

Part II. Other Information (omitted items are inapplicable)

         Item 6. Exhibits and Reports on Form 8-K                         19

Signatures                                                                20





                   PART I - FINANCIAL STATEMENTS

Item 1. Financial Statements

                                FirstFed Financial Corp. and Subsidiary
                            Consolidated Statements of Financial Condition
                             (Dollars in thousands, except per share data)
                                                (Unaudited)

                                                   September 30,   December 31,   September 30,
                                                        1999           1998          1998


Assets
Cash and cash equivalents                              $73,971       $126,280      $ 143,197
Investment securities, available-for-sale
  (at fair value)                                      153,893         64,333         42,411
Mortgage-backed securities, available-for-sale
  (at fair value)                                      447,444        556,679        604,344
Loans receivable, held-for-sale (fair value of
  $3,158, $16,602 and $37,330)                           3,158         16,450         37,040
Loans receivable, net                                2,970,070      2,791,771      2,877,018
Accrued interest and dividends receivable               21,634         23,476         23,807
Real estate                                              2,052          4,791          5,719
Office properties and equipment, net                    11,948         11,819         11,824
Investment in Federal Home Loan Bank
 (FHLB) stock, at cost                                  70,760         72,700         71,645
Other assets                                             7,215          8,829          9,774
                                                    $3,762,145     $3,677,128     $3,826,779

Liabilities
Deposits                                            $2,004,212     $2,135,909     $2,106,672
FHLB advances and other borrowings                   1,153,550        764,000        949,500
Securities sold under agreements to repurchase         337,733        471,172        477,239
Accrued expenses and other liabilities                  38,109         49,047         43,458
                                                     3,533,604      3,420,128      3,576,869

Commitments and Contingent Liabilities

Stockholders' Equity
Common stock, par value $.01 per share;
 authorized 100,000,000 shares; issued 23,269,051
23,075,266, and 23,072,539 shares, outstanding
 18,409,411, 21,127,426 and 21,187,799 shares              233            231            231
Additional paid-in capital                              31,063         29,965         29,946
Retained earnings - substantially restricted           268,071        241,694        232,675
Loan to employee stock ownership plan                   (1,880)          (833)        (1,811)
Treasury stock, at cost, 4,859,640, 1,947,840
 and 1,884,740 shares                                  (60,299)       (13,354)       (12,443)
    Accumulated other comprehensive earnings (loss),
 net of taxes                                           (8,647)          (703)         1,312
                                                       228,541        257,000        249,910
                                                    $3,762,145     $3,677,128     $3,826,779



   See accompanying notes to consolidated financial statements.



                                FirstFed Financial Corp. and Subsidiary
                Consolidated Statements of Operations and Comprehensive Earnings
                           (Dollars in thousands, except per share data)
                                              (Unaudited)

                                              Three  Months  Ended             Nine Months  Ended
                                                  September 30,                    September 30,

                                                 1999        1998                1999         1998
Interest income:
  Interest on loans                         $   53,097   $  58,939            $ 160,428    $180,516
  Interest on mortgage-backed securities         6,443       8,965               21,095      31,404
  Interest and dividends on investments          4,131       3,308               10,582       8,834
    Total interest income                       63,671      71,212              192,105     220,754
Interest expense:
  Interest on deposits                          21,141      24,667               65,073      73,749
  Interest on borrowings                        18,235      21,735               52,353      69,830
    Total interest expense                      39,376      46,402              117,426     143,579

Net interest income                             24,295      24,810               74,679      77,175
Provision for loan losses                            -       1,600                    -       6,200
Net interest income
  after provision for losses                    24,295      23,210               74,679      70,975

Other income:
  Loan servicing and other fees                    968       1,264                3,352       2,871
  Gain on sale of  loans                           111       1,084                1,198       2,947
  Real estate operations, net                      685         385                2,513       1,050
   Other operating income                        1,049       1,135                3,040       3,229
    Total other income                           2,813       3,868               10,103      10,097

Non-interest expense                            11,990      11,698               37,691      36,372

Earnings before income taxes and
  extraordinary item                            15,118      15,380               47,091      44,700
Income tax provision                             6,409       6,550               20,364      19,090
Earnings before extraordinary item               8,709       8,830               26,727      25,610

Extraordinary item
  Loss on early extinguishment of debt,
   net of taxes                                   (351)          -                 (351)          -

Net earnings                                   $ 8,358      $8,830              $26,376     $25,610

Other comprehensive earnings (loss),
 net of taxes                                   (1,268)      1,260               (7,944)      1,704
Comprehensive earnings                         $ 7,090    $ 10,090            $  18,432   $  27,314

Basic EPS
  EPS before extraordinary item                 $ 0.46      $ 0.42               $ 1.37      $ 1.21
  Extraordinary item                             (0.02)          -                (0.02)          -
  EPS after extraordinary item                  $ 0.44      $ 0.42               $ 1.35      $ 1.21

Diluted EPS
  EPS before extraordinary item                 $ 0.46      $ 0.41               $ 1.36      $ 1.18
  Extraordinary item                             (0.02)          -                (0.02)          -
  EPS after extraordinary item                  $ 0.44      $ 0.41               $ 1.34      $ 1.18


   See accompanying notes to consolidated financial statements.


                                  FirstFed Financial Corp. and Subsidiary
                                   Consolidated Statements of Cash Flows
                                             (Dollars in thousands)
                                                 (Unaudited)
                                                                           Nine Months Ended
                                                                             September  30,
                                                                         1999            1998

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                           $26,376         $25,610
Adjustments to reconcile net earnings
  to net cash provided by operating activities:
  Net change in loans-held-for-sale                                     13,292           3,342
  Provision for loan losses                                                  -           6,200
  Provision for REO losses                                                   -             573
  Valuation adjustments on real estate sold                             (2,370)         (1,832)
  Amortization of fees and discounts                                       322             246
  Decrease in taxes payable                                             (2,431)         (5,175)
  Decrease in servicing assets                                             220           1,687
  Decrease in interest and dividends receivable                          1,842           3,183
  Increase (decrease) in interest payable                               (9,668)          3,570
  (Increase) decrease in other assets                                      506          (1,699)
  Increase (decrease) in accrued expenses and other liabilities          8,906          (8,094)
   Total adjustments                                                    10,619           2,001
     Net cash provided by operating activities                          36,995          27,611

CASH FLOWS FROM INVESTING ACTIVITIES:
  Loans made to customers net of principal
   collection on loans                                                 (50,872)        209,052
  Loans purchased                                                     (134,940)         (1,585)
  Proceeds from sales of real estate                                    14,593          20,851
  Principal reductions on mortgage-backed securities held for sale      97,023          74,483
  Proceeds from maturities and principal payments
    on investment  securities                                            5,112          22,820
  Purchase of investment securities                                    (96,300)        (16,045)
  Redemption of FHLB stock                                               4,823               -
  Other                                                                 (4,880)         (2,799)
       Net cash provided by (used in) investing activities            (165,441)        306,777

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net  increase (decrease) in savings deposits                        (131,697)        163,025
  Net increase (decrease) in short term borrowings                     266,561        (969,931)
  Treasury stock purchases                                             (46,945)           (558)
  Increase (decrease) in long term borrowings                          (10,450)        455,000
  Payment of prior period taxes and interest to IRS                          -          (2,296)
  Other                                                                 (1,332)            434
       Net cash provided by (used in) financing activities              76,137        (354,326)

  Net decrease in cash and cash equivalents                            (52,309)        (19,938)
  Cash and cash equivalents at beginning of period                     126,280         163,135
  Cash and cash equivalents at end of period                           $73,971        $143,197


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

2. Earnings per share were computed by dividing net earnings by the weighted average number of shares of common stock outstanding for the period, plus the effect of stock options. Weighted average outstanding shares were as follows for the periods indicated:


                                 Three Months Ended        Nine Months Ended
                                    September 30,             September 30,
                                   1999        1998       1999         1998

         Basic                 18,785,478   21,209,722  19,550,337  21,198,988
         Diluted               18,946,508   21,611,834  19,723,254  21,632,873


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

Item 2.    Management's  Discussion  and  Analysis  of Financial
             Condition and Results of Operations

Financial Condition

At September 30, 1999, FirstFed Financial Corp. (the "Company"), holding company for First Federal Bank of California and its subsidiaries (the "Bank"), had consolidated assets totaling $3.8 billion, compared to $3.7 billion at December 31, 1998 and $3.8 billion at September 30, 1998.

The Bank's primary market area is Southern California, which has been undergoing a period of economic expansion over the last few years. The improved economy and real estate market positively impacted several areas of the Bank's operations during 1999. The ratio of non-performing assets to total assets decreased to 0.37% as of September 30, 1999 from 0.84% as of December 31, 1998 and 0.73% as of September 30, 1998. (See "Non-performing Assets" for further discussion.) Also, according to the California
Association of Realtors news release dated October 25, 1999, home prices and real estate sales activity in the Los Angeles area increased by 9.2% and 12.8%, respectively, in September 1999, compared to the same period of 1998.

Net loan charge-offs(Including recoveries from valuation allowances from loans sold with recourse)decreased to $898 thousand during the first nine months of 1999 compared to $2.6 million during the same period of 1998. The Bank's total general valuation allowances were $69.3 million or 2.16% of total loans and real estate owned with loss exposure at September 30, 1999. This compares with $68.1 million or 2.26% as of December 31, 1998 and $67.3 million or 2.14% at September 30, 1998. The Bank also maintains valuation allowances for impaired loans, which totaled $5.3 million at September 30, 1999, $7.6 million at December 31, 1998 and $7.8 million at September 30, 1998.

The Bank's portfolio of loans, including mortgage-backed securities, increased by $55.8 million from December 31, 1998, and decreased by $97.7 million from September 30, 1998. The increase during the first nine months is primarily due to loan originations of $745.2 million, which includes loan purchases of $122.1 million. These increases were offset by accelerated amortization of loans and mortgage-backed securities due to payoffs. Mortgage-backed securities decreased to $447.4 million as of September 30, 1999 from $556.7 million at December 31, 1998 and $604.3 million at September 30, 1998. No new mortgage-backed securities were created during the first nine months of 1999 or 1998.

The mortgage-backed securities portfolio, classified as available-for-sale, was recorded at fair value as of September 30, 1999. An unrealized loss of $7.5 million, net of taxes, was reflected in stockholders' equity as of September 30, 1999. This compares to a net, unrealized loss, net of taxes of $413 thousand as of December 31, 1998.

The following table shows the components of the Bank's portfolio of loans (including loans held for sale) and mortgage-backed securities by collateral type as of the dates indicated:


                                          September 30,    December 31,    September 30,
                                               1999            1998            1998
                                                       (Dollars in thousands)

      REAL ESTATE LOANS:
       First trust deed residential loans:
        One to four units                   $1,616,088      $1,565,105      $1,662,916
        Five or more units                   1,241,638       1,127,228       1,138,585
          Residential loans                  2,857,726       2,692,333       2,801,501

      OTHER REAL ESTATE LOANS:
        Commercial and industrial              181,035         181,772         180,748
        Second trust deeds                      13,783          15,357          14,527
        Other                                        -               -           3,396
          Real estate loans                  3,052,544       2,889,462       3,000,172

      NON-REAL ESTATE LOANS:
        Manufactured housing                       727             893             944
        Deposit accounts                           705           1,002             994
        Consumer                                 4,448           1,167             125
          Loans receivable                   3,058,424       2,892,524       3,002,235

      LESS:
        General valuation allowances-
     loan portfolio                             68,802          67,638          66,827
        Valuation allowances - impaired loans    5,294           7,634           7,829
        Unrealized loan fees                    11,100           9,031          13,521
          Net loans receivable               2,973,228       2,808,221       2,914,058

      FHLMC AND FNMA MORTGAGE-
        BACKED SECURITIES (at fair value):
        Secured by single family dwellings     431,590         539,079         584,678
        Secured by multi-family dwellings       15,854          17,600          19,666
          Mortgage-backed securities           447,444         556,679         604,344
            TOTAL                           $3,420,672      $3,364,900      $3,518,402



The    investment    securities     portfolio,     classified    as
available-for-sale, was recorded at fair value as of September 30, 1999. An unrealized loss of $1.2 million, net of taxes, was reflected in stockholders' equity as of September 30, 1999. This compares to an unrealized loss of $290 thousand, net of taxes, as of December 31, 1998.

Asset/Liability Management

Market  risk is the risk of loss  from  adverse  changes  in market prices and rates. The Company's market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. Management actively monitors its interest rate risk exposure. The Company does not engage in trading activities. The composition of the Company's financial instruments has not changed significantly since December 31, 1998.

The one year GAP (the difference between rate-sensitive assets and liabilities repricing within one year or less) was a positive $171.6 million or 4.56% of total assets at September 30, 1999. In comparison, the one year GAP was a positive $393.7 million or 10.71% of total assets as of December 31, 1998 and a positive $554.4 million or 14.49% of total assets as of September 30, 1998.

Over 88% of the Bank's rate-sensitive assets reprice within one year. Therefore, the Bank's one year GAP generally varies based upon the extent to which the maturities of its deposits and borrowings exceed one year. The decrease in the one year GAP from the year end and prior year levels is primarily due to a $201.6 million increase in short term borrowings during the first nine months of 1999.

A positive GAP normally benefits a financial institution in times of increasing interest rates. However, the Bank's net interest income typically declines during periods of increasing interest rates because of a three month time lag before changes in the FHLB Eleventh District Cost of Funds Index (the "Index") can be implemented with respect to the Bank's loans.

Capital

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and percentage of total capital to risk-weighted assets. The Bank meets the standards necessary to be deemed well capitalized under the applicable regulatory requirements. The following table summarizes the Bank's actual capital and required capital as of September 30, 1999:


                                       Tangible        Core         Risk-based
                                        Capital        Capital        Capital
                                               (Dollars in thousands)
Actual Capital:
     Amount                             $268,547      $268,547      $296,594
    Ratio                                   7.08%         7.08%        13.46%
Minimum required capital:
     Amount                              $56,926      $151,803      $176,239
     Ratio                                  1.50%         4.00%         8.00%
Well capitalized required capital:
     Amount                                    -      $189,753      $220,298
     Ratio                                     -          5.00%        10.00%

The Company repurchased 919,900 and 2,911,800 shares of its common stock at average prices of $15.93 and $16.12 respectively, during the third quarter and first nine months of 1999. The repurchases were made pursuant to repurchase authorizations made by the Board of Directors on October 21, 1998, February 25, 1999, April 21, 1999, and October 15, 1999. As of October 18, 1999, 1,220,068 shares remain eligible for repurchase.

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

During 1998 and the first nine months of 1999, the Bank completed testing for substantially all of the significant data processing systems deemed to be critical to the Bank. The remediation process is complete for these systems and no material problems have arisen during the testing process. The Bank's process of testing and verifying the Year 2000 readiness of the systems provided by third parties will continue throughout 1999, as system modifications are made and further testing less critical systems continues.

The  Bank   developed   contingency   plans  for  its   significant
processes in case of an unanticipated Year 2000 disruption. These plans have been tested and continue to be updated and revised.

Because of the third party nature of its major data processing relationships, the Bank has not borne any significant programming costs of making its systems Year 2000-ready. All of these costs have been borne by the vendors. The Bank's major cost of becoming Year 2000-ready is related to staff and management time spent planning, monitoring and testing the systems. Therefore, Year 2000 issues are expected to have an immaterial impact on the Company's results of operations, liquidity and capital expenditures.

Results of Operations

The Company reported consolidated earnings before extraordinary items of $8.7 million for the third quarter of 1999 compared to earnings before extraordinary items of $8.8 million for the third quarter of 1998. Quarterly earnings decreased slightly due to reductions in gain of sale of loans and net interest income, offset by the fact that no loan loss provision was recorded during the third quarter of 1999.

The Company retired $10.5 million of its senior unsecured 11.75% notes during the third quarter of 1999 at a price of 103% of the face value of the notes. The premium and related costs of $351 thousand, net of taxes, were recorded as a loss on the early extinguishment of debt (which is shown as an extraordinary item in the consolidated financial statements). Net earnings after extraordinary items were $8.4 million for the third quarter of 1999, compared to $8.8 million for the third quarter of 1998.

For the first nine months of 1999, earnings before extraordinary items were $26.7 million, compared to $25.6 million for the first nine months of 1998. Net earnings after extraordinary items were $26.4 million for the first nine months of 1999, compared to $25.6 million for the first nine months of 1998.

The increase in the year-to-date earnings results primarily from additional earnings from real estate operations and the fact that no loan loss provision was recorded during the period. Reductions in net interest income and gain on sale of loans offset the increased earnings. Also, non-interest expense increased during the first nine months of 1999 due to increased legal costs.

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

Loan Loss Allowances

Listed   below  is  a  summary  of  the  activity  in  the  general valuation allowance and the valuation allowance for impaired loans for the Bank's loan portfolio during the periods indicated:

                                        Nine Months Ended September 30, 1999
                                     General         Impaired
                                     Valuation      Valuation
                                     Allowances     Allowances      Total
                                             (Dollars in thousands)
Balance at December 31, 1998         $ 67,638      $  7,634      $ 75,272
Provision for loan losses                   -             -             -
Charge-offs:
  Single family                          (308)            -          (308)
  Multi-family                           (149)       (1,788)       (1,937)
  Commercial                               (6)         (552)         (558)
  Non-real estate                        (133)            -          (133)
Total charge-offs                        (596)       (2,340)       (2,936)
Recoveries                              1,760             -         1,760
Net charge-offs                         1,164        (2,340)       (1,176)
Balance at September 30, 1999        $ 68,802        $5,294      $ 74,096


                                        Nine Months Ended September 30, 1998
                                      General        Impaired
                                      Valuation     Valuation
                                      Allowances    Allowances       Total
                                             (Dollars in thousands)

Balance at December 31, 1997         $ 61,237      $  9,775      $ 71,012
Provision for loan losses               5,624           576         6,200
Charge-offs:
  Single family                        (1,030)         (294)       (1,324)
  Multi-family                           (881)       (1,614)       (2,495)
  Commercial                             (137)            -          (137)
  Non-real estate                          (1)            -            (1)
Total charge-offs                      (2,049)       (1,908)       (3,957)
Recoveries                              1,401             -         1,401
Adjustments and reclassifications         614          (614)            -
Net charge-offs                           (34)       (2,522)       (2,556)
Balance at September 30, 1998        $ 66,827        $7,829      $ 74,656


The Bank also maintains a valuation allowance for loans sold with recourse, recorded as a liability. This allowance was 6.83% of loans sold with recourse as of September 30, 1999, compared to 6.18% as of December 31, 1998 and 6.26% as of September 30, 1998. The balance of loans sold with recourse totaled $187.7 million, $203.0 million and $208.0 million as of September 30, 1999, December 31, 1998 and September 30, 1998, respectively. The Bank has not entered into any new recourse arrangements since 1989. Listed below is a summary of the activity in the valuation allowance for loans sold with recourse during the periods indicated:

                                   Nine Months Ended September 30,
                                         1999           1998
                                       (Dollars in thousands)

Balance at beginning of period        $  12,546      $  13,029
Charge-offs                                   -              -
Recoveries                                  278              -
Balance at end of period              $  12,824      $  13,029


The  following  table   summarizes  the  activity  in  the  general
valuation allowance for real estate acquired by foreclosure for the periods indicated:

                                       Nine Months Ended September 30,
                                          1999           1998
                                          (Dollars in thousands)

Balance at beginning of period        $     500        $   500
Provision for losses                          4            573
Charge-offs                                  (4)          (573)
Balance at end of period              $     500        $   500


Net Interest Income

The  Company's  interest  rate  margin  increased  to 2.53% for the third quarter of 1999 from 2.41% for the third quarter of last year. During the first nine months of 1999, the interest rate margin increased to 2.58% from 2.39% for the same period of last year. The Index (on a lagged basis) determines the yield on over 89% of the loan portfolio. The Index in effect during the three months and nine months ended September 30, 1999 decreased by 0.40% and 0.38%, respectively compared to the same periods of the prior year. However, during the same time period, the Bank's cost of funds decreased by 0.34% and 0.43%, respectively, compared to the same periods of the prior year. The Company's interest rate margin also benefited from an improvement in delinquent loans compared to the prior year. Loans delinquent greater than 90 days decreased to $13.1 million as of September 30, 1999 from $25.8 million as the same period one year ago.

The following table sets forth: (i) the average daily dollar amounts of and average yields earned on loans, mortgage-backed securities and investment securities, (ii) the average daily dollar amounts of and average rates paid on savings and borrowings, (iii) the average daily dollar differences, (iv) the interest rate spreads, and (v) the effective net spreads for the periods indicated:

                              During the Three Months Ended September 30,
                                                   1999           1998
                                                 (Dollars in thousands)
Average loans and mortgage-backed
 securities                                   $3,270,359      $3,589,487
Average investment securities                    217,901         162,493
Average interest-earning assets                3,488,260       3,751,980
Average savings deposits                       2,030,290       2,126,383
Average borrowings                             1,312,683       1,487,588
Average interest-bearing liabilities           3,342,973       3,613,971
Excess of interest-earning assets over
 interest-bearing liabilities                  $ 145,287       $ 138,009

Yields earned on average interest
 earning assets                                    7.20%           7.48%
Rates paid on average interest-
 bearing liabilities                               4.67            5.07
Net interest rate spread                           2.53            2.41
Effective net spread(1)                            2.72            2.59

Total interest income                         $  62,802       $  70,170
Total interest expense                           39,376          46,216
                                                 23,426          23,954
Total other items(2)                                869             856
Net interest income                           $  24,295       $  24,810


                               During the Nine Months Ended September 30,
                                                  1999           1998

(Dollars in thousands)
Average loans and mortgage-backed
 securities                                  $3,282,975      $3,706,371
Average investment securities                   194,247         142,840
Average interest-earning assets               3,477,222       3,849,211
Average savings deposits                      2,082,816       2,119,247
Average borrowings                            1,264,398       1,599,187
Average interest-bearing liabilities          3,347,214       3,718,434
Excess of interest-earning assets over
 interest-bearing liabilities                 $ 130,008       $ 130,777

Yields earned on average interest
 earning assets                                    7.27%           7.54%
Rates paid on average interest-
 bearing liabilities                               4.69            5.15
Net interest rate spread                           2.58            2.39
Effective net spread(1)                            2.75            2.56

Total interest income                         $ 189,526       $ 217,448
Total interest expense                          117,426         143,117
                                                 72,100          74,331
Total other items(2)                              2,579           2,844
Net interest income                           $  74,679       $  77,175


(1) The effective net spread is a fraction, the denominator of which is the average dollar amount of interest-earning assets, and the numerator of which is net interest income (excluding stock dividends and miscellaneous interest income).
(2) Includes Federal Home Loan Bank Stock dividends and other miscellaneous items.

Non-Interest Income and Expense

Loan and other fees were $1.0 million and $3.4 million for the third quarter and first nine months of 1999, respectively, compared to $1.3 million and $2.9 million for the same periods of 1998. The decrease in loan fees on a quarterly basis was due to payoffs of the underlying servicing assets. The increase in year-to-date loan fees was due to a $1.4 million provision for impairment of the Bank's servicing assets that was recorded during the first quarter of 1998.

Gain on the sale of loans results primarily from loan fees recognized at the time of sale and decreased to $111 thousand and $1.2 million for the third quarter and first nine months of 1999 from $1.1 million and $2.9 million for the same periods of the prior year. The volume of loans sold totaled $13.5 million and $128.0 million during the third quarter and first nine months of 1999 compared to $106.7 million and $292.9 million for the same periods of the prior year. The decrease in loans sold results from a decrease in loans originated for sale.

Real estate operations resulted in net gains of $685 thousand and $2.5 million for the third quarter and first nine months of
1999. This compares to net gains of $385 thousand and $1.0 million for the same periods of the prior year. Real estate operations include gains and losses on sale of foreclosed properties as well as operational income and expenses during the holding period.

Other operating income decreased to $1.0 million and $3.0 million during the third quarter and first nine months of 1999 compared to $1.1 million and $3.2 million for the same periods of 1998. The decreases were due to a slight reduction in fees collected for services rendered at the retail savings branches.

The ratio of non-interest expense to average assets increased to 1.30% of average assets for the third quarter of 1999 from 1.19% during the comparable 1998 period. The ratio increased to 1.34% for the first nine months of 1999 compared to 1.21% for the first nine months of 1998. The increased ratios were attributable to higher than normal legal costs and a decreased average assets in 1999 compared to 1998.


Non-accrual, Past Due, Modified  and Restructured Loans

The Bank accrues  interest  earned but  uncollected  for every loan without regard to its contractual delinquency status but establishes a specific interest allowance for each loan which becomes 90 days or more past due or is in foreclosure. Loans on which delinquent interest allowances had been established (non-accrual loans) totaled $13.1 million at September 30, 1999 compared to $29.3 million at December 31, 1998 and $25.8 million at September 30, 1998.

The amount of interest that has been provided for loans 90 days or more delinquent or in foreclosure was $851 thousand at
September 30, 1999, $1.9 million at December 31, 1998 and $1.7 million at September 30, 1998.

The Bank has debt restructurings that result from temporary modifications of principal and interest payments. Under these arrangements, loan terms are typically reduced to no less than a monthly interest payment required under the note. Any loss of revenues under the modified terms would be immaterial to the Bank. Generally, if the borrower is unable to return to scheduled principal and interest payments at the end of the modification period, foreclosure proceedings are initiated. As of September 30, 1999, the Bank had modified loans totaling $5.6 million, net of loan loss allowances totaling $3.2 million. No modified loans were 90 days or more delinquent as of September 30, 1999.

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

The following is a summary of impaired loans, net of valuation allowances for impairment, as of the dates indicated:

                            September 30,     December 31,    September 30,
                                 1999             1998            1998
                                        (Dollars in thousands)

Non-accrual loans              $   976         $ 5,934        $  5,609
Modified loans                   4,760           5,976           5,885
Other impaired loans             5,908           5,613           5,654
                               $11,644        $ 17,523        $ 17,148


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

                            September 30,    December 31,    September 30,
                                1999            1998               1998
                                        (Dollars in thousands)

Fair value method              $11,644        $ 16,456         $ 16,081
Present value method                 -           1,067            1,067
Total impaired loans           $11,644        $ 17,523 $         17,148

All impaired loans as of September 30, 1999, December 31, 1998, and September 30, 1998 had an associated valuation allowance. See "Results of Operations" for an analysis of activity in the valuation allowance for impaired loans.

The table below shows the Bank's net investment in non-performing loans that were determined to be impaired by property type, as of the dates indicated:

                            September 30,    December 31,    September 30,
                                1999             1998              1998
                                       (Dollars in thousands)

Single family                 $    976       $       -         $      -
Multi-family                         -           5,456            5,134
Commercial                           -             478              475
                              $    976       $   5,934         $  5,609

Cash payments received from impaired loans are recorded in accordance with the contractual terms of the loan. The principal portion of the payment is used to reduce the principal balance of the loan, whereas the interest portion is recognized as interest income.

The average recorded investment in impaired loans during the quarters ended September 30, 1999, December 31, 1998, and September 30, 1998 was $11.7 million, $17.5 million and $17.2 million, respectively. The amount of interest income recognized on the cash basis for impaired loans during the quarters ended September 30, 1999, December 31, 1998 and September 30, 1998 was $254 thousand, $288 thousand and $297 thousand, respectively. Interest income recognized under the accrual basis for the
quarters   ended   September  30,  1999,   December  31,  1998  and
September 30, 1998 was $253 thousand, $288 thousand and $289 thousand, respectively.


Asset Quality

The following table sets forth certain asset quality ratios of the Bank at the dates indicated:

                            September 30,       December 31,     September 30,
                                1999               1998              1998
Non-Performing Loans to
 Loans Receivable (1)           0.39%               0.90%             0.75%

Non-Performing Assets to
 Total Assets (2)               0.37%               0.84%             0.73%

Loan Loss Allowances to
 Non-Performing Loans (3)     534.43%             242.09%           272.01%

General Loss Allowances to
 Assets with Loss Exposure (4)  2.16%               2.26%             2.14%

General Loss Allowances to
 Total Assets with Loss
  Exposure (5)                  2.42%               2.51%             2.39%
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

Non-performing Assets


The Bank defines non-performing assets as loans delinquent over 90 days (non-accrual loans), loans in foreclosure and real estate acquired by foreclosure (real estate owned). An analysis of non-performing assets follows as of the dates indicated:


                                September 30,     December 31,    September 30,
                                    1999              1998          1998
                                          (Dollars in thousands)

Real estate owned:
Single family                       $1,659         $ 3,946        $ 3,747
Multi-family                           858           1,309          1,914
Commercial                               -               -            469
Other                                    -               -             52
Less:
General valuation allowance           (500)           (500)          (500)
    Total real estate owned          2,017           4,755          5,682

Non-accrual loans:
Single family                        8,506          12,270         13,305
Multi-family                         3,960          13,005         10,350
Commercial                             591           4,040          2,183
Less:
   Valuation allowances (1)           (979)         (3,332)        (3,456)
    Total non-accrual loans         12,078          25,983         22,382
Total non-performing assets        $14,095        $ 30,738       $ 28,064


     _____________________________

(1) Includes valuation allowances for impaired loans and loss allowances on other non-performing loans requiring fair value adjustments.

Real estate owned at September 30, 1999 decreased 58% compared to the December 31, 1998 level and 65% compared to the September 30, 1998 level due to improvement in the Southern California real estate market. Due to the improved real estate values in Southern California, Bank foreclosures have decreased. Additionally, foreclosed properties are selling more quickly compared to the prior year.

Non-accrual loans, net of valuation allowances, at September 30, 1999 decreased 54% compared to the level at December 31, 1998 and decreased 46% from the level one year ago. Substantial improvement in multi-family and single family delinquencies was noted compared to the year ago levels.

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

Savings deposits accepted by retail banking offices increased by $2.5 million and $21.1 million during the third quarter and first nine months of 1999, respectively. Retail deposits comprised of 77% of total savings deposits as of September 30, 1999.

Telemarketing deposits decreased by $7.1 million and $37.7 million during the quarter and first nine months of 1999, respectively. These deposits are normally large deposits from pension plans, managed trusts and other financial institutions. These deposit levels fluctuate based on the attractiveness of the Bank's rates compared to the rates available to investors on alternative investments. Telemarketing deposits comprised of 4% of total deposits at September 30, 1999.

Deposits acquired from national brokerage firms ("brokered deposits") decreased by $3.7 million and $115.1 million during the quarter and first nine months of 1999, respectively. Because the Bank has sufficient capital to be deemed "well-capitalized" under the standards established by the Office of Thrift supervision, it may solicit brokered funds without special regulatory approval. At September 30, 1999, brokered deposits comprised 19% of total deposits.

Total borrowings increased by $151.2 million during the third quarter of 1999 due to net payoffs of $39.1 million in reverse repurchase agreements offset by a net increase of $190.3 million in advances from the FHLB and early extinguishment of a portion of the Bank's senior unsecured notes. Total borrowings increased by $256.1 million during the first nine months of 1999 due to net payoffs of $133.5 million in reverse repurchase agreements and a net increase of $389.6 million in advances from the FHLB and early extinguishment of a portion of the Bank's senior notes.

Internal sources of funds include both principal payments and payoffs on loans and mortgage-backed securities, loan sales, and positive cash flows from operations. Principal payments include amortized principal and prepayments that are a function of real estate activity and the general level of interest rates.

Total principal payments on loans and mortgage-backed securities were $140.2 million and $542.0 million for the third quarter and first nine months of 1999, respectively. This compares with principal payments of $130.3 million and $514.8 million for the third quarter and first nine months of 1998, respectively.

Loan sales were $13.5 million and $128.0 million for the third quarter and the first nine months of 1999, respectively, compared with sales of $106.7 million and $292.9 million for the third quarter and first nine months of 1998. The decrease in loans sold results from a decrease in loans originated for sale.

                    PART II - OTHER INFORMATION


 Item 6. Exhibits and Reports on Form-8K


   (1)Underwriting Agreement filed as Exhibit 1 to Amendment No. 2 to Form
     S-3 dated September 7, 1994 and incorporated by reference.
 (3.1)Restated Certificate of Incorporation
 (3.2)By-Laws  filed  as  Exhibit  (1)(a)  to Form 8-A  dated  June 4,1987 and incorporated by reference.
 (4.1)Amended and Restated Rights Agreement dated as of June 25, 1998, filed as Exhibit 4.1 to Form 8-A/A, dated June 25, 1998 and incorporated by reference.
(4.2)Indenture filed as Exhibit 4 to Amendment No.3 to Form S-3 dated September
      20, 1994 and incorporated by reference.
(10.1)Deferred Compensation Plan filed as Exhibit 10.3 to Form 10-K for the fiscal year ended December 31, 1983 and incorporated by reference. (10.2)Bonus Plan filed as Exhibit 10(iii)(A)(2) to Form 10 dated November
      2, 1993 and incorporated by reference.
(10.3)Supplemental Executive Retirement Plan dated January 16, 1986 filed as Exhibit 10.5 to Form 10-K for the fiscal year ended December 31, 1992 and incorporated by reference.
(10.4)Change of Control Agreement effective September 26, 1996 filed as Exhibit
      10.4 to Form 10-Q for the Quarter ended September 30, 1996 and incorporated by reference.
(10.5)1997 Non-employee Directors Stock Incentive Plan filed as Exhibit 1 to Form S-8 dated August 12, 1997 and incorporated by reference.
  (21)Registrant's sole subsidiary is First Federal Bank of California, a federal savings bank.
  (24)Power of Attorney.



(b) Reports on Form 8-K

       The Company filed a current report on Form 8-K dated September 7,1999 wherein FirstFed Financial Corp. announced that it had agreed with Professional Bancorp, Inc. (AMEX symbol "MDB"), parent company for First Professional Bank, not to proceed with a possible acquisition of Professional Bancorp Inc. by FirsfFed.

                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                  FIRSTFED FINANCIAL CORP.
                                   Registrant

                                  Date:    November 15, 1999


                                  By  /s/ BABETTE E. HEIMBUCH
                                    Babette E. Heimbuch
                                    President and
                                    Chief Executive Officer



                                  By/s/  DOUGLAS J. GODDARD
                                    Douglas J. Goddard
                                    Chief Financial Officer and
                                    Executive Vice President