Form 10-K
period 1999-12-31
FIRSTFED FINANCIAL CORP
filed 2000-03-14
CIK 810536

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-K
(Mark One)
[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended December 31, 1999
                                      OR
[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                           For the Transition Period from     N/A   to


                        Commission File Number: 1-9566
                           FirstFed Financial Corp.
            (Exact name of registrant as specified in its charter)

                Delaware                                     95-4087449
        (State or other jurisdiction of                   (I.R.S.Employer
        incorporation or organization)                   Identification No.)

            401 Wilshire Boulevard
          Santa Monica, California                          90401-1490
       (Address of principal executive offices)             (Zip Code)

  Registrant's   telephone   number,   including  area  code:  (310) 319-6000

       Securities registered pursuant to Section 12(b) of the Act:
                             Common Stock $0.01 par value
                                   (Title of Class)

       Securities  registered  pursuant  to  Section  12(g)  of theAct:  None

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

The  approximate   aggregate   market  value  of  the  voting  stock  held  by
non-affiliates of the Registrant as of  February 11 , 2000:  $195,035,678.


The number of shares of Registrant's $0.01 par value common stock outstanding as of February 11, 2000: 17,910,873

                  DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Annual Meeting of Stockholders, April 26, 2000 (Parts III & IV).

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (sub-section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

                           FirstFed Financial Corp.
                                    Index


                                                                       Page

Part I  Item 1.  Business..........................................       3
        Item 2.  Properties........................................      23

        Item 3.  Legal Proceedings.................................      23
        Item 4.  Submission of Matters to a Vote of Security Holders     23

Part II
        Item 5   Market for Registrant's Common Equity and Related
                 Stockholder Matters...............................      23

        Item 6.  Selected Financial Data...........................      24
        Item 7.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations...............      25
        Item 8.  Financial Statements and Supplementary Data.......      47
                 Notes to Consolidated Financial Statements........      51
                 Independent Auditors' Report......................      82
        Item 9.  Changes In and Disagreements with Accountants on
                 Accounting and Financial Disclosure...............      83

Part III
        Item 10. Directors and Executive Officers of the Registrant      83
        Item 11. Executive Compensation............................      83
        Item 12. Security Ownership of Certain Beneficial Owners and
                 Management........................................      83
        Item 13. Certain Relationships and Related Transactions....      83

Part IV
        Item 14  Exhibits, Consolidated Financial Statement
                 Schedules, and Reports on Form 8K.................      83

Signatures.........................................................      85
Power of Attorney..................................................      86

                                   PART I

ITEM 1--BUSINESS

General Description

      FirstFed Financial Corp., a Delaware corporation ["FFC," and collectively with its sole and wholly-owned subsidiary, First Federal Bank of California (the "Bank"), the "Company"], was incorporated on February 3, 1987. Since September 22, 1987, FFC has operated as a savings and loan holding company engaged primarily in the business of owning the Bank. Because the Company does not presently engage in any significant independent business operations, substantially all earnings and performance figures herein reflect the operations of the Bank.

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

      At December 31, 1999, the Company had assets totaling $3.9 billion, compared to $3.7 billion at December 31, 1998 and $4.2 billion at December 31, 1997. The Company recorded net earnings of $33.3 million for the year ended December 31, 1999, after an extraordinary item of $2.2 million from a loss recorded on the early extinguishment of debt. Net earnings before extraordinary items totaled $35.4 million for the year ended December 31, 1999. Net earnings before extraordinary items are comparable to net earnings of $34.6 million for the year ended December 31, 1998 and net earnings of $23.1 million for the year ended December 31, 1997.

      The Bank derives its revenues principally from interest on loans and investments, loan origination fees and servicing fees on loans sold. Its major items of expense are interest on deposits and borrowings, and general and administrative expense.

      As of February 11, 2000, the Bank operated 24 retail savings branches, all located in Southern California. Permission to operate all full-service branches must be granted by the Office of Thrift Supervision ("OTS"). In addition to the retail branches, the Bank has a retail call center which conducts transactions with deposit customers by telephone, four retail loan offices, a wholesale loan office and "LENDFFB", a loan origination group which operates primarily by telephone.

      The Bank's principal loan market is Southern California. During 1999, loans originated by the LENDFFB unit were originated primarily for sale. As of the beginning of the year 2000, LENDFFB will originate portfolio loans as well as loans for sale.

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

      The Bank's primary market within Southern California is Los Angeles County. The economic climate in Los Angeles County remains strong. However, according to the UCLA Anderson Forecast for December, 1999 ("UCLA Forecast"), "Though economic activity is healthy in the region, rates of growth have generally diminished this year."

      The real estate markets in the greater Los Angeles area have continued to improve, but at a slower rate than 1998. According to the UCLA Forecast, home values in the Los Angeles County area increased by 7% during 1999 compared to 1998 and are expected to increase by 4% in 2000. Demand for housing by immigrants in the Los Angeles area has helped to strengthen home sales in the region.

      Consistent with the strong real estate climate in the greater Los Angeles area, the Bank's non-performing assets declined to 0.40% of total assets at the end of 1999 from 0.84% at the end of 1998 and 0.95% at the end of 1997.

      The Bank monitors the sufficiency of the collateral supporting its loan portfolio based on many factors including the property location, the date of origination and the original loan-to-value ratio. The Bank adjusts its general allowance for anticipated loan losses as a result of these evaluations. There was no provision for loan losses during 1999. The provision was $7.2 million and $20.5 million in 1998 and 1997, respectively.

      The ratio of the general valuation allowance to the Bank's assets with loss exposure (the Bank's loan portfolio, real estate owned, loan commitments, and potential loan buybacks) was 2.15% at the end of 1999 compared to 2.26% at the end of 1998 and 1.86% at the end of 1997. The general valuation allowance ratio, which decreased slightly as of December 31, 1999 due to asset growth, remains sufficient to cover the Banks estimated losses. See "Business - Loan Loss Experience Summary" for additional information.

      The Bank also maintains a separate valuation allowance for impaired loans and a repurchase liability for loans sold with recourse. See "Business
- Loan Loss Experience Summary" for additional information regarding valuation allowances for these loans.

      Current Interest Rate Environment. The Federal Reserve Board ("FRB") increased interest rates three times during the last half of 1999, decreased interest rates three times during the last quarter of 1998 and did not make any changes to interest rates during 1997. In an increasing interest rate environment, the Bank's interest rate spread typically decreases (savings and borrowing costs increase immediately while the loan portfolio yield stays approximately the same or increases slowly.) The reverse is true during periods of decreasing interest rates. Changes in interest rates have a less severe impact on the Bank's loan portfolio due to the interest rate adjustment features of its loans. However, changes in interest rates for the Bank's loan portfolio have an inherent time lag resulting from operational and regulatory constraints which do not allow the Bank to pass through monthly changes in the primary index utilized for the majority of its adjustable rate loan customers for a period of ninety days. Therefore, even though interest rates were increasing during 1999, the Bank's interest rate spread increased to 2.50% in 1999 from 2.43% in 1998 due to this time lag. It is expected that the Bank's interest rate spread will decrease during the first part of the year 2000 as a result of the interest rate increases at the end of 1999. See "Asset-Liability Management" and "Components of Earnings - Net Interest Income" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information.

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

      Loan originations were $944.1 million in 1999, $637.0 million in 1998 and $481.3 million in 1997. Loan origination volume improved in 1999 and 1998 due to an increase in real estate activity in the Bank's market areas.

      Loans sold totaled $133.0 million in 1999, $379.6 million in 1998 and $52.4 million in 1997. For the year ended December 31, 1999, $120.6 million in loans were originated for sale compared to $382.4 million in 1998 and $86.6 million during 1997. Loans originated for sale totaled 13%, 60% and 18% of loan originations during 1999, 1998 and 1997, respectively. The decrease is due to borrower preference for adjustable rate loans.

      Loans held-for-sale at December 31, 1999, 1998 and 1997 were $2.3 million, $16.5 million and $40.4 million, respectively, constituting 0.08%, 0.59% and 1.30%, respectively, of the Bank's total loans at such dates.

      Loans originated for sale are recorded at the lower of cost or fair value. The time from origination to sale typically takes up to 30 days.
During this time period the Bank may be exposed to price adjustments as a result of fluctuations in market interest rates.

      The Bank structures mortgage-backed securities with loans from its own loan portfolio for use in collateralized borrowing arrangements. In exchange for the improvement in credit risk when the mortgage-backed securities are formed, guarantee fees are paid to the Federal Home Loan Mortgage Corporation ("FHLMC") or the Federal National Mortgage Association ("FNMA"). No loans were converted into mortgage-backed securities in 1999, 1998 or 1997. All loans underlying mortgage-backed securities were originated by the Bank. Therefore, mortgage-backed securities generally have the same experience with respect to prepayment, repayment, delinquencies and other factors as the remainder of the Bank's portfolio.

      The portfolio of mortgage-backed securities was recorded at fair value as of December 31, 1999, 1998 and 1997. Negative fair value adjustments of $6.6 million, $413 thousand and $78 thousand, net of taxes, were recorded in stockholders' equity at December 31, 1999, 1998 and 1997, respectively.

      The Bank serviced $377.7 million in loans for other investors as of December 31, 1999. $178.7 million of these loans were sold under recourse arrangements. The Bank has an additional $15.6 million in loans that were formed into mortgage-backed securities with recourse features, but were still owned by the Bank as of December 31, 1999. Due to regulatory requirements, the Bank maintains capital for loans sold with recourse as if those loans had not been sold. The Bank had been active in these types of transactions in the past, but has not entered into any new recourse arrangements since 1989 when a change in the capital regulations took effect. Loans sold with recourse are analyzed in determining the adequacy of the repurchase liability. The decrease in the principal balance of loans sold with recourse to $178.7 million at the end of 1999 from $203.0 million at the end of 1998 and $218.1 million at the end of 1997 was due to loan amortization, payoffs and foreclosures.

      Interest Rates, Terms and Fees. The Bank makes residential adjustable mortgage loans ("AMLs") with 30 and 40 year terms and interest rates which adjust each month based upon the Federal Home Loan Bank's Eleventh District Cost of Funds Index ("Index"). (See "Asset-Liability Management" in "Management's Discussion and Analysis of Financial Condition and Results of Operations.") While the monthly payment adjusts annually, the maximum annual change in the payment is limited to 7.5%. Any additional interest due as a result of a rising Index is added to the principal balance of the loan
("negative amortization"). Payments are adjusted every five years without regard to the 7.5% limitation to provide for full amortization during the balance of the loan term. Although the interest rates are adjusted monthly, these loans have maximum interest rates which can be charged ranging from 400 to 750 basis points above their initial interest rate. Generally, these loans may be assumed at any time during their term provided that the person assuming the loan meets the Bank's credit standards and enters into a separate written agreement with the Bank. Additionally, the new borrower is required to pay assumption fees customarily charged for similar transactions.

      The Bank offers two primary AML products based on the Index, the "COFI ONE" and the "COFI THREE." The initial interest rate on the COFI THREE is below-market for the first three months of the loan term. The COFI ONE has no below-market initial interest rate but starts with a pay rate similar to the COFI THREE. This results in immediate negative amortization but allows the loan to earn at the fully indexed interest rate immediately. The difference in negative amortization on these two products is minor. The Bank also originates adjustable rate loans based on the one year U.S. Treasury Security and 12 month average U.S. Treasury Security rates.

      Under current portfolio loan programs, the Bank normally lends no more than 95% of a single family property's appraised value at the time of loan origination. In addition, the Bank has special Community Reinvestment Act loan programs in which it lends up to 95% of the property's appraised value.

      The Bank generally requires that borrowers obtain private mortgage insurance on loans in excess of 80% of the appraised property value. On certain loans originated for the portfolio, the Bank charges premium rates and/or fees in exchange for waiving the insurance requirement. Management believes that the additional rates and fees charged on these loans compensate the Bank for the additional risks associated with this type of loan. Subsequent to the origination of a portfolio loan, the Bank may purchase private mortgage insurance with its own funds. Under certain mortgage insurance programs, the Bank acts as co-insurer and participates with the insurer in absorbing any future loss. As of December 31, 1999 and 1998, loans which had co-insurance totaled $176.7 million and $206.5 million, respectively. Loans over 80% loan-to-value, for which there was no private mortgage insurance, totaled $274.2 million at December 31, 1999 compared to $265.0 million at December 31, 1998 and $163.8 million at December 31, 1997.

      Because AML loan-to-value ratios may increase above those established at the time of loan origination due to negative amortization, the Bank rarely lends in excess of 90% of the appraised value on AMLs. When the Bank does lend in excess of 90% of the appraised value, additional fees and higher rates are charged. The amount of negative amortization recorded by the Bank increases during periods of rising interest rates. As of December 31, 1999, negative amortization on all loans serviced by the Bank was immaterial.

      Although regulations permit a maximum amortization period of 40 years for real estate secured home loans and 30 years for other real estate loans, the majority of the Bank's real estate loans provide for a maximum amortization term of 30 years or less. Loans with 40-year terms constituted 8% and 4% of loan originations during 1999 and 1998, respectively.

      The following table shows the contractual remaining maturities of the Bank's loans at December 31, 1999:

                                                        Loan Maturity Analysis
                                                          Maturity Period
                                                    >1 Year
                                  Total     1 Year     To 5      >5-10     >10-20     >20-30     >30
                                 Balance    or Less    Years      Years    Years      Years     Years
                                                       (Dollars In Thousands)

Interest rate sensitive  loans:
 AMLs...............            $3,113,079  $56,391  $274,621  $457,928  $1,321,376  $915,057  $87,706
 Fixed-rate loans...                20,696    1,636     7,132     6,577       2,674     2,673        4
 Commercial loans...                 8,140    3,321     4,239       580           -         -        -
 Consumer and other loans            1,888    1,058       830         -           -         -        -
 Total..............            $3,143,803  $62,406  $286,822  $465,085  $1,324,050  $917,730  $87,710


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

      The following is a summary of non-accrual loans for which delinquent interest allowances had been established as of the end of each of the periods indicated:

                                % of           % of          % of           % of          % of
                          1999  Total   1998   Total    1997 Total    1996  Total  1995   Total
                                             (Dollars In Thousands)
Non-accrual Loans:
Single family..........  $9,626   70%  $12,270   42%  $16,799  49%   $25,602  35%  $25,991  26%
Multi-family...........   3,995   29    13,005   44    15,785  46     44,754  62    69,579  70
Commercial.............     225    1     4,040   14     1,533   5      2,223   3     3,313   4
Other..................       -    -         -    -         -   -          -   -       220   -
   Total Non-accrual
    Loans.............. $13,846  100%  $29,315  100%  $34,117 100%  $72,579  100%  $99,103 100%

      The allowance for delinquent interest, based on loans past due more than 90 days or in foreclosure, totaled $720 thousand, $1.9 million, $1.8 million, $4.2 million and $5.6 million at December 31, 1999, 1998, 1997, 1996 and 1995, respectively.

      The Bank's modified loans result primarily from temporary modifications of principal and interest payments. Under these arrangements, loan terms are typically reduced to no less than a monthly interest payment required under the note. If the borrower is unable to return to scheduled principal and interest payments at the end of the modification period, foreclosure proceedings are initiated or the modification period may be extended. As of December 31, 1999, the Bank had modified loans totaling $7.4 million, net of loan loss allowances of $2.6 million. This compares with $11.0 million, net of loan loss allowances of $3.3 million as of December 31, 1998. No modified loans were 90 days or more delinquent as of December 31, 1999 or December 31, 1998.

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

      Valuation allowances for impaired loans totaled $2.6 million, $7.6 million and $9.8 million as of December 31, 1999, 1998 and 1997, respectively. The following is a summary of impaired loans, net of valuation allowances for impairment, for the periods indicated:


                                           December 31,
                                  1999          1998            1997
                                      (Dollars In Thousands)


Non-accrual loans .....       $  2,079       $  5,934        $  8,260
Modified loans.........          6,534          5,976           8,090
Other impaired loans...          2,820          5,613           9,335
                              $ 11,433       $ 17,523        $ 25,685



      When a loan is considered impaired, the Bank measures impairment based on the present value of expected future cash flows (over a period not to exceed 5 years) discounted at the loan's effective interest rate. However, if the loan is "collateral-dependent" or a probable foreclosure, impairment is measured based on the fair value of the collateral. When the measure of an impaired loan is less than the recorded investment in the loan, the Bank records an impairment allowance equal to the excess of the Bank's recorded investment in the loan over its measured value. All impaired loans as of December 1998 had valuation allowances established. As of December 31, 1999 and December 31, 1997 impaired loans totaling $2.1 million and $2.5 million, respectively, had no valuation allowances established. The following summary details impaired loans measured using the present value of expected future cash flows discounted at the effective interest rate of the loan and impaired loans measured using the fair value method for the periods indicated:



                                          December 31,
                                1999            1998        1997
                                      (Dollars In Thousands)


Present value method.       $      -       $  1,067       $  1,067
Fair value method ...         11,433         16,456         24,618
Total impaired loans.       $ 11,433       $ 17,523       $ 25,685

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

      The following is an analysis of the activity in the Bank's valuation allowance for impaired loans during the periods indicated (dollars in thousands):

Balance at December 31, 1996..            $12,350
  Provision for loan losses...              7,345
  Net charge-offs.............             (9,920)
Balance at December 31, 1997..              9,775
  Provision for loan losses...                640
  Net charge-offs.............             (2,781)
Balance at December 31, 1998..              7,634
  Provision for loan losses...                  -
  Net charge-offs.............             (5,038)
Balance at December 31, 1999..            $ 2,596

      Cash payments received from impaired loans are recorded in accordance with the contractual terms of the loan. The principal portion of the payment is used to reduce the principal balance of the loan, whereas the interest portion is recognized as interest income.

      The average recorded investment in impaired loans during 1999, 1998 and 1997 was $11.4 million, $17.5 million and $24.5 million, respectively. The amount of interest income recognized from impaired loans during 1999, 1998 and 1997 was $1.0 million, $1.3 million and $1.9 million, respectively, under the cash basis method of accounting. Interest income recognized under the accrual basis method of accounting for 1999, 1998 and 1997 totaled $997 thousand, $1.3 million and $1.9 million, respectively.

      The table below shows the Bank's net investment in non-accrual loans determined to be impaired, by property type, as of the periods indicated:

                                          December 31,
                                1999         1998         1997
                                      (Dollars In Thousands)

Single family .......        $   987      $     -      $   856
Multi-family.........          1,092        5,456        6,893
Commercial...........              -          478          511
                             $ 2,079      $ 5,934      $ 8,260

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

      The following is an analysis of the activity in the Bank's general loan valuation allowance for the periods indicated:

                                             Year Ended December 31,
                                     1999     1998    1997      1996     1995
                                             (Dollars In Thousands)
Beginning General Loan Valuation
  Allowance................       $67,638  $61,237  $54,900  $42,876  $55,353
Provision for Loan Losses..             -    6,560   13,155   23,768    6,958
Charge-Offs, Net of Recoveries:
  Single Family............          (342)  (1,497)  (5,633)  (8,845)  (6,040)
  Multi-Family.............         2,650    1,354    2,341   (2,448) (13,676)
  Commercial...............           111      (32)     482      240      851
  Non-Real Estate..........          (103)      16      226        9      (67)
  Total Net Recoveries (Charge-Offs)2,316     (159)  (2,584) (11,044) (18,932)
Transfer to Liability Account for
        Loans Sold with Recourse        -        -   (4,234)       -     (503)
Transfer to Real Estate General
  Valuation Allowance......             -        -        -     (700)       -
Ending General Loan Valuation
        Allowance..........       $69,954  $67,638  $61,237  $54,900  $42,876

      The Bank also maintains a repurchase liability for loans sold with recourse, which is included in "Accrued expenses and other liabilities" in the Company's Statement of Financial Condition. The activity in the repurchase liability for loans sold with recourse for 1999, 1998, 1997, 1996 and 1995 is presented below (dollars in thousands):

Balance at December 31, 1995..............    $  9,050
Net charge-offs...........................        (652)
Balance at December 31, 1996..............       8,398
Transfer from general valuation allowance.       4,234
Net recoveries............................         397
Balance at December 31, 1997..............      13,029
Net charge-offs...........................        (483)
Balance at December 31, 1998..............      12,546
Net recoveries............................         278
Balance at December 31, 1999..............     $12,824

      The Bank's total general valuation allowance for loans (including the repurchase liability for loans sold with recourse) was 2.41% of total assets with loss exposure (including loans sold with recourse) at December 31, 1999, 2.51% at December 31, 1998 and 2.12% at December 31, 1997. Depending on the economy and real estate markets in which the Bank operates, increases in the general valuation allowance may be required in future periods. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's general valuation allowance. These agencies may require the Bank to establish additional general valuation allowances based on their judgment of the information available at the time of their examination.

      The following table details the general valuation allowance by loan type for the periods indicated, including the repurchase liability for loans sold with recourse:


                                    % of            % of            % of           % of          % of
                             1999   Total    1998   Total    1997   Total   1996  Total   1995  Total
                                        (Dollars In Thousands)
Real Estate Loans:
  Single Family...         $30,343   37%   $27,611   34%   $21,583   29%   $15,355  24%   $ 8,887  17%
  Multi-Family....          47,005   57     47,264   59     45,029   61     44,078  70     35,278  68
  Commercial......           5,255    6      5,247    7      6,658    9      3,587   6      7,529  15
  Non-Real Estate Loans.       175    -         62    -        996    1        278   -        232   -
  Total ..........         $82,778  100%   $80,184  100%   $74,266  100%   $63,298 100%   $51,926 100%


      See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset Quality Ratios" for an analysis of the Bank's general valuation allowances as a percentage of non-accrual loans, the total loan portfolio and total loans with loss exposure.

      Net loan charge-offs, including net charge-offs from the general valuation allowance, impaired loan allowance, and the repurchase liability for loans sold with recourse totaled $2.4 million, $3.4 million, $12.1 million, $37.5 million and $39.7 million for 1999, 1998, 1997, 1996 and 1995, respectively, representing 0.08%, 0.09%, 0.39%, 1.21% and 1.28% of the average loan portfolio for such periods. Charge-offs have improved due to the improvement in the Southern California economy and real estate market.

      Any increase in charge-offs would adversely impact the Company's future loan loss provisions and earnings.

      Potential Problem Loans. The Bank also had $6.9 million, $16.6 million and $41.6 million in potential problem real estate loans as of December 31, 1999, December 31, 1998 and December 31, 1997, respectively. These are loans which do not meet the criteria of impaired or non-performing loans but have displayed some past or present weakness. If the weakness is not corrected, the loan could eventually result in a loss to the Bank.

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

      The following table provides information regarding the Bank's REO activity for the periods indicated:

                                Real Estate Owned Activity
                                   Year Ended December 31,
                                  1999        1998        1997
                                    (Dollars In Thousands)

Beginning Balance.........       $  4,755   $ 10,218   $ 14,331
Additions.................         10,831     17,096     49,150
Sales.....................        (13,384)   (22,559)   (53,263)
Ending Balance............       $  2,202   $  4,755   $ 10,218


      Other   Interest-Earning   Assets.   The  Bank  owned  no  contractually
delinquent interest-earning assets other than loans as of December 31, 1999.

Investment Activities

      Savings institutions are required by federal regulations to maintain a minimum ratio of liquid assets which may be invested in certain government and other specified securities. This level is adjusted from time to time in response to prevailing economic conditions and as a means of controlling the amount of available mortgage credit. At December 31, 1999, the regulatory liquidity requirement was 4.00% and the Bank's liquidity percentage was 6.39%.

      It is the Bank's policy to maintain liquidity investments at a modest level and to use available cash to originate mortgages which normally command higher yields. Therefore, interest income on investments generally represents approximately 5% of total revenues.

      The following table summarizes the total investment portfolio at historical cost by type at the end of the periods indicated:

                                                December 31,
                                  1999      1998      1997      1996     1995
                                     (Dollars In Thousands)

U.S. Treasury Securities       $    300   $   300   $   300   $   301  $   301
U.S. Agency Securities           38,167    28,156    48,142    49,989   46,561
Collateralized Mortgage
 Obligations ("CMOs")           115,704    36,380     1,009     8,776   29,874
                                154,171    64,836    49,451    59,066   76,736
Unrealized loss on
 securities available-for-sale   (2,976)     (503)     (541)     (157)    (552)
                               $151,195   $64,333   $48,910   $58,909  $76,184

Weighted average yield on
 interest-earnings invest-
 ments end of period.              5.86%     5.38%     5.17%     5.98%    5.15%

      The following is a summary of the maturities of U.S government and agency securities at amortized cost as of December 31, 1999:



                                                Maturity
                                                                   Total Historical
                         Within 1 Year         1-5 Years                Value

                                Weighted            Weighted             Weighted  Average
                                Average              Average             Average  Maturity
                        Amount   Yield       Amount   Yield      Amount   Yield   Yrs/Mos
                                         (Dollars In Thousands)

U.S. Treasury
 Securities.......     $  300    5.79%      $     -      -%    $   300    5.79%     0/4
U.S. Agency Securities      -       -        38,167   5.11      38,167    5.11      3/2
                       $  300    5.79%      $38,167   5.11     $38,467    5.11      1/7



The Bank's collateralized mortgage obligations all have expected maturities within five years.

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

      Deposits acquired through telemarketing efforts are typically placed with the Bank by professional money managers and represented 3%, 5% and 5% of total deposits at December 31, 1999, 1998 and 1997, respectively. The level of telemarketing deposits varies based on yields available to depositors on other investment instruments and the depositors' perception of the Bank's creditworthiness.

      Deposits acquired through national brokerage firms represented 22%, 23% and 20% of total deposits at December 31, 1999, 1998 and 1997, respectively. Any fees paid to deposit brokers are amortized over the term of the deposit. Based on historical renewal percentages, management believes that these deposits are a stable source of funds. Institutions meeting the regulatory capital standards necessary to be deemed well-capitalized are not required to obtain a waiver from the FDIC in order to accept brokered deposits. See "Management's Discussion and Analysis - Capital Resources and Liquidity."

     Deposits obtained through the retail branch system were $1.6 billion at December 31, 1999 and $1.5 billion at both December 31, 1998 and December 31, 1997. Retail deposits comprised 75% of total deposits at December 31, 1999,72% of total deposits at December 31, 1998 and 75% at December 31, 1997. The level of deposits has remained approximately the same level during the last three years due to increased competition for retail savings deposits in Southern California. In order to increase fee income at the retail branches and decrease interest cost , the Bank's retail deposit marketing efforts have been concentrated on obtaining demand deposit accounts over the last several years. The Bank operated 24 retail branches at the end of 1999.

      The following table shows the average balances and average rates paid on deposits by deposit type for the periods indicated:



                                                  During the Year Ended December 31,
                                             1999                 1998               1997
                                       Average   Average     Average  Average    Average  Average
                                       Balance    Rate        Balance   Rate     Balance    Rate
                                                       (Dollars In Thousands)

Passbook Accounts                    $   82,634   1.96%   $   84,711   2.04%  $   83,958   2.06%
Money Market Deposit Accounts           380,971   4.17       251,866   3.89      138,764   3.16
Interest-bearing Checking Accounts      109,928   1.07       102,367   1.04      111,246   1.00
Fixed Term Certificate Accounts       1,492,179   4.59     1,682,080   5.06    1,638,892   5.22
                                     $2,065,712   4.22%   $2,121,024   4.61%  $1,972,860   4.70%

     The   following   table  shows  the  maturity   distribution   of   jumbo
certificates of deposit ($100,000 and greater) as of December 31, 1999 (dollars in thousands):

            Maturing in:
              1 month or less....................             $  55,000
              Over 1 month to 3 months.............              68,252
              Over 3 months to 6 months............              63,245
              Over 6 months to 12 months...........              66,915
              Over 12 months.......................                 397
                Total.............................            $ 253,809

      Based on historical renewal percentages at maturity, management believes that jumbo certificates of deposit are a stable source of funds. For additional information with respect to deposits, see Note 8 of the Notes to Consolidated Financial Statements.

      The following tables set forth information regarding the amount of deposits in the various types of savings programs offered by the Bank at the end of the years indicated and the balances and average rates for those dates:



                                                            December 31,
                                              1999             1998                 1997
                                             Amount   %        Amount      %        Amount   %
                                                      (Dollars In Thousands)

Variable rate non-term  accounts:
  Money market deposit accounts
    (weighted average rate of 4.34%,
    3.91% and 3.36%).........            $  446,771  22%    $  293,159   14%    $  156,221   8%
  Interest-bearing checking accounts
    (weighted average rate of 1.06%
    1.06% and 1.78%).........               111,366   5        108,211    5        130,765   7
  Passbook accounts (2.00%, 2.01%
    and 2.04%)...............                78,547   4         84,132    4         86,547   4
  Non-interest bearing checking
    Accounts.................               144,310   7        137,822    6        112,373   6
                                            780,994  38        623,324   29        485,906  25
Fixed term rate certificate accounts:
  Under six month term (weighted
    average rate of 5.21%, 4.18%
    and 5.07%)...............               113,324   5         62,642    3        120,637   6
  Six month term (weighted average
    rate of 5.68%, 5.14% and 6.00%)         322,696  16        301,313   14        103,901   5
  Nine month term (weighted average of
    5.73%, 5.42% and 5.64%)..               250,460  12        438,443   21        374,259  19
  One year to 18 month  term (weighted
    average rate of  4.99%, 5.14% and
    5.53%)...................               284,464  14        263,291   12        348,941  18
  Two year or 30 month term (weighted
    average rate of 5.13%, 5.28% and
    5.23%)...................                19,081   1         23,015    1         30,689   2
  Over 30 month term (weighted
    average rate of 5.33%, 5.79%
    and 5.85%)...............                36,529   2        103,030    5        125,971   7
  Negotiable certificates of $100,000
    and greater, 30 day to one year terms
    (weighted average rate of 5.20%,
    5.08% and 5.50%).........               253,809  12        320,851   15       353,343   18
                                          1,280,363  62      1,512,585   71     1,457,741   75
Total deposits (weighted average
    rate of 4.42%, 4.36% and 4.66%)      $2,061,357 100%    $2,135,909  100%   $1,943,647  100%


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

      Total advances from the FHLBSF were $1.2 billion at December 31, 1999 at a weighted average rate of 5.91%. This compares with advances of $714 thousand at December 31, 1998 and $1.3 billion at December 31, 1997 at weighted average rates of 5.43% and 5.80%, respectively. The level of FHLB borrowings increased because these were often the lowest cost source of funds available to the Bank. The Bank has credit availability with the FHLBSF which allows it to borrow up to 40% of the Bank's assets or approximately $1.5 billion at December 31, 1999.

      The Bank enters into sales of securities under agreements to repurchase (reverse repurchase agreements) which require the repurchase of the same securities. The agreements are treated as borrowings in the Company's
Consolidated Statements of Financial Condition. There are certain risks involved with doing these types of transactions. In order to minimize these risks, the Bank's policy is to enter into agreements only with well-known national brokerage firms which meet their regulatory capital requirements. Borrowings under reverse repurchase agreements totaled $363.6 million at December 31, 1999 at a weighted average rate of 5.76% and were secured by mortgage-backed securities with principal balances totaling $397.0 million. Borrowings under reverse repurchase agreements totaled $471.2 million at December 31, 1998 and $577.7 million at December 31, 1997 at weighted average rates of 5.37% and 5.66%, respectively. The decrease in borrowings under agreements to repurchase over the last three years is due to paydowns of the underlying mortgage-backed securities.

      The Company redeemed its $50 million senior unsecured 11.75% notes during 1999. The premium and related costs of $2.2 million, net of taxes, were recorded as a loss on early extinquishment of debt which is shown as an extraordinary item in the Consolidated Statements of Operations and Comprehensive Earnings.

      Borrowings from all sources totaled $1.5 billion, $1.2 billion, and $1.9 billion at weighted average rates of 5.88%, 5.66%, and 5.91% at December 31, 1999, 1998, and 1997, respectively. The increased borrowings during 1999 enabled the Company to fund increased loan originations and to repurchase 3,298,150 shares of its common stock.

      The Bank's portfolio of short term borrowings includes short-term variable rate credit advances and FHLB advances due in less than one year from the FHLBSF, securities sold under agreements to repurchase and other short term borrowings. The following schedule summarizes short term borrowings for the last three years:

                                                                      Maximum
                                                                     Month-End
                                                                    Outstanding
                                                                      Balance
                                                  End of Period      During the    Average Period
                                                Outstanding  Rate      Period     Outstanding Rate
                                                               (Dollars In Thousands)

1999
Short term FHLB Advances...........            $   920,000  5.97%   $   920,000   $  545,000  5.49%
Securities sold under agreements to repurchase     363,635  5.76        469,655      390,691  5.22

1998
Short term FHLB Advances...........            $   200,000  5.57%    $1,035,000   $  554,167  5.70%
Securities sold under agreements to repurchase     471,172  5.37        576,514      514,498  5.55
Other short term borrowings........                      -     -          5,500        3,250  5.73

1997
Short term variable rate credit advances       $         -     -%    $        -   $      600  6.01%
Short term FHLB Advances...........              1,310,000  5.80      1,345,000    1,170,417  5.75
Securities sold under agreements to repurchase     577,670  5.66        634,976      607,479  5.60
Other short term borrowings........                  4,000  5.85         26,500       15,703  5.63

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

      As of December 31, 1999, the Bank had invested an aggregate of $245 thousand (primarily equity) in Seaside, Oceanside and SMCG. Revenues and operating results of these subsidiaries accounted for less than 1% of consolidated revenues in 1999 and no material change is presently foreseen.

      Real Estate Development Activities. Seaside has not been involved in any real estate development activity for the last several years and there are no plans for future real estate projects. Therefore, no gains or losses on real estate development activities were recorded during 1999, 1998 or 1997.

      Seaside continues to hold one condominium unit which is rented to the Bank for use by its employees. In 1997, a condominium, rented to the Bank, was sold. At December 31, 1999, Seaside's investment in the remaining unit totaled $34 thousand. There were no loans outstanding against the property at December 31, 1999. The unit is located in Southern California.

      Trustee  Activities.  Seaside  acts as trustee  on the  Bank's  deeds of trust. Trustee fees for this activity amounted to $165 thousand, $274 thousand and $494 thousand in 1999, 1998 and 1997, respectively. The decrease in trustee fees over the last three years is consistent with the decrease in loan foreclosure activity.

      Insurance Brokerage Activities. Oceanside engages in limited insurance agent activities. Income to date from this source has been insignificant. Oceanside operates as a licensed life insurance agent for the purpose of receiving commissions on the sale of fixed and variable rate annuities and mutual funds conducted in the Bank's offices by a licensed third party vendor. Independent Financial Securities, Inc. ("IFS"), a registered broker-dealer, conducts its sales activities in the Bank's branch offices and the Bank receives a percentage of the commissions on such sales through its licensed insurance agency, Oceanside. During 1999, 1998 and 1997, Oceanside received commission income of $451 thousand, $263 thousand and $462 thousand, respectively, from the sale of non-insured investment products by IFS.

Other Activities

      Santa Monica Capital Group was reactivated during 1999 to hold a short term interest in certain real property which was in the process of being liquidated to satisfy certain obligations owed to the Bank by the original borrower.

Employees

      As of December 31, 1999, the Bank had a total of 459 full time equivalent employees, including 92 part-time employees. No employees were represented by a collective bargaining group. At present, the Company has no employees who are not also employees of the Bank. The Bank provides its regular full-time employees with a comprehensive benefits program that includes basic and major medical insurance, long-term disability coverage, sick leave, a 401(k) plan and a profit sharing employee stock ownership plan. The Bank considers its employee relations to be excellent.

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

      As a member of the FHLB System, the Bank is required to own capital stock in its regional FHLB, the FHLBSF, in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the end of each year, or 5% of its outstanding borrowings from the FHLBSF. The Bank was in compliance with this requirement, with an investment of $71.7 million in FHLBSF stock at December 31, 1999.

      The FHLBSF serves as a source of liquidity for the member institutions within its assigned region, the FHLB Eleventh District. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the Federal Housing Finance Board and the Board of Directors of the FHLBSF. At December 31, 1999, the Bank's advances from the FHLBSF amounted to $1.2 billion, or 33% of the Company's total funding sources (deposits and borrowings).

      The FHLBs provide funds for the resolution of troubled savings institutions and are required to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low and moderate income housing projects. These contributions have adversely affected the level of dividends that the FHLBs have paid to its members. These contributions also could have an adverse effect on the value of FHLB stock in the future. For the year ended December 31, 1999, dividends paid by the FHLBSF to the Bank totaled approximately $3.7 million.

      Recent Legislation. On November 12, 1999, the Gramm-Leach-Bliley Act (the"Act") was signed into law. The Act makes significant changes to the operations of financial services companies. It repealed key provisions of the 66-year old "Glass Steagall Act" by repealing prohibitions on affiliations among banks, securities firms and insurance companies. It authorizes a broad range of financial services to be conducted by these types of companies within a new structure known as a "financial holding company" ("FHC"). The FHC may engage in a number of activities deemed to be new activities, such as securities underwriting and dealing activities, insurance underwriting and sales activities, merchant banking and equity investment activities, and "incidental" and "complementary" non-financial activities. While the Act specifies so-called, "functional regulation," various federal and state regulators will have continued authority over certain activities of FHCs and other regulated financial institutions. However, the Federal Reserve Board will be the principal regulator for FHCs. These changes do not directly affect the Company, although they are likely to dramatically affect the business activities of many of the Company's financial institution competitors.

      Other provisions of the Act have a more direct impact on the Company and the Bank. The Act limits the ability of commercial entities to obtain thrift charters. Commencing with applications filed on and after May 5, 1999, entities seeking control of a savings association will be required to conform their activities to those permitted for financial holding companies. Existing thrift holding companies which control only one insured institution (such as the Company) are "grandfathered" with respect to their ability to continue their activities. However, future sales of the savings institution subsidiary of such a unitary thrift holding company will be limited to companies and entities that limit their activities to those permitted for financial holding companies.

      Another aspect of the Act that has a direct effect on the Bank is the establishment for the first time of a federal right to the confidential treatment of "nonpublic personal information" of a consumer customer (the "Privacy Legislation"). Regulations to implement the Privacy Legislation must be proposed within six months from the date of the Act. Final regulations have not yet been promulgated, although some of the regulatory agencies have issued proposed regulations for comments. The Act requires implementation of the Privacy Legislation by November 12, 2000. Under the Privacy Legislation as it is currently expected to be implemented, financial institutions will be required to promulgate a privacy policy at the time a new relationship is established and on an annual basis thereafter, and to provide customers with the right to "opt-out" of disclosure of confidential consumer data to third parties. Under certain circumstances, nonpublic personal information may be disclosed to third parties, including disclosure made to providers of administrative services for the institution and its customers (such as data processors) to effect a transaction requested or authorized by a consumer, for a proposed or actual secondary market transaction, or to protect the security of the financial institution.

      The Act revised the Community Reinvestment Act (the"CRA", as discussed in more detail below) by, among other things, requiring all insured depository institution members of a FHC to hold at least a satisfactory CRA rating in order to conduct new financial activities authorized by the Act.

      The Act also significantly amends the Federal Home Loan Bank System, by modifying membership requirements in local FHLBs to permit membership to be voluntary for both thrift and bank members. The Act changed corporate governance of the FHLBs by eliminating the right of the Federal Housing Finance Board to select the management of the local FHLBs, and returning that authority to the boards of directors of the FHLBs. Additionally, the obligations of the FHLBs to repay federal borrowings to finance the thrift bailout has been restructured from a fixed dollar amount to a fixed percentage of the FHLBs' annual net earnings.

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

      Regulatory Capital Requirements. The capital regulations of the OTS (the "Capital Regulations") require, federally insured institutions such as the Bank to meet certain minimum capital requirements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity - Capital Requirements." The OTS may establish, on a case-by-case basis, individual minimum capital requirements for a savings institution which vary from the requirements that would otherwise apply under the Capital Regulations.

      The OTS has adopted rules based upon five capital tiers: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. An institution falls into one of these classifications depending primarily on its capital ratios. The Bank is considered to be "well capitalized" for purposes of these capital measures.

      Insurance of Accounts. The FDIC administers two separate deposit insurance funds. The Bank Insurance Fund ("BIF") insures the deposits of commercial banks and other institutions which were insured by the FDIC prior to the enactment of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"). The Savings Association Insurance Fund ("SAIF") insures the deposits of savings institutions which were insured by the Federal Savings and Loan Insurance Corporation ("FSLIC") prior to the enactment of FIRREA. The Bank's deposits are insured by the SAIF. The FDIC is authorized to increase deposit insurance premiums if it determines such increases are appropriate to maintain the reserves of either the SAIF or the BIF or to fund the administration of the FDIC. In addition, the FDIC is authorized to levy emergency special assessments on BIF and SAIF members.

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

      The OTS also imposes assessments and examination fees on savings institutions. OTS assessments for the Bank were $567 thousand in 1999, $599 thousand in 1998 and $610 thousand in 1997.

      Liquidity. Federal regulations currently require a savings institution to maintain a monthly average daily balance of liquid assets (including cash, certain time deposits, bankers' acceptances and specified United States government, state or federal agency obligations) equal to at least 4% of: (i) the average daily balance of its net withdrawable accounts and short-term borrowings during the preceding calendar quarter or (ii) the ending balance of its net withdrawable accounts as of the end of the preceding calendar quarter. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4% to 10% of such accounts and borrowings depending upon economic conditions and the deposit flows of member institutions. Prior to December 1, 1997, the minimum liquidity requirement was 5%. Monetary penalties may be imposed for failure to meet these liquidity ratio requirements. The Bank's liquidity ratio for the quarter ended December 31, 1999 was 6.39%, which exceeded the applicable requirements.

      Community Reinvestment Act. The Community Reinvestment Act ("CRA") requires each savings institution, as well as commercial banks and certain other lenders, to identify the communities served by the institution's offices and to identify the types of credit the institution is prepared to extend within those communities. The CRA also requires the OTS to assess an institution's performance in meeting the credit needs of its identified communities as part of its examination of the institution, and to take such assessments into consideration in reviewing applications with respect to branches, mergers and other business combinations, including acquisitions by savings and loan holding companies. An unsatisfactory CRA rating may be the basis for denying such an application and community groups have successfully protested applications on CRA grounds. In connection with its assessment of CRA performance, the OTS assigns CRA ratings of "outstanding," "satisfactory," "needs to improve" or "substantial noncompliance." The Bank was rated "satisfactory" in its last CRA examination, which was conducted in 1998. For examinations in 1997 and thereafter, institutions are evaluated based on: (i) performance in lending in their assessment areas; (ii) the provision of deposit and other community services in their assessment areas; and (iii) the investment in housing-related and other qualified community investments. An institution which is found to be deficient in its performance in meeting its community's credit needs may be subject to enforcement actions, including cease and desist orders and civil money penalties.

      Restrictions on Dividends and Other Capital Distributions. During the first quarter of 1999, the OTS changed its regulations governing capital distributions. Those changes became effective on April 1, 1999. Under these regulations, all savings associations controlled by savings and loan holding companies (such as the Bank) are required to file a 30-day advance notice of a proposed capital distribution. The OTS may disapprove a notice if it finds that (a) the savings association will be undercapitalized, significantly undercapitalized or critically undercapitalized following the distribution,
(b) the proposed capital distribution raises safety and soundness concerns; or (c) the proposed distribution violates a prohibition contained in a statute, regulation or agreement between the savings association and the OTS (or FDIC) or a condition imposed by an OTS condition or approval. During
1999, the Bank paid a total of $99.6 million in capital distributions to the Company.

      Under  these  new  regulations,   savings  associations  which  are  not
controlled by a savings and loan holding company may pay capital distributions during a calendar year, without notice or application to the OTS, equal to net income for the applicable calendar year plus retained net income for the two prior calendar years. Under certain circumstances, such savings associations must file applications for approval of a proposed distribution. The new regulations also require a 30-day advance notice to be filed for proposed capital distributions that would result in the savings association being less than well-capitalized or that involve the reduction or retirement of the savings association's stock.

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

      Savings institutions are subject to the same loans-to-one borrower ("LTOB") restrictions that are applicable to national banks, with limited provisions for exceptions. In general, the national bank standard restricts loans to a single borrower to no more than 15% of a bank's unimpaired capital and surplus, plus an additional 10% if the loan is collateralized by certain readily marketable collateral. The Bank's loans were within the LTOB limitations at December 31, 1999.

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

      Federal regulations contain a number of measures intended to promote early identification of management problems at depository institutions and to ensure that regulators intervene promptly to require corrective action by institutions. The Bank's annual management report on the effectiveness of internal control standards and compliance with certain designated laws will be made available in March of 2000.

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

      Only "well capitalized" institutions may obtain brokered deposits without a waiver. An "adequately capitalized" institution can obtain brokered deposits only if it receives a waiver from the FDIC. An "undercapitalized" institution may not accept brokered deposits under any circumstances. The Bank met the "well-capitalized" standards during 1999 and was eligible to accept brokered deposits without a waiver.

      Qualified Thrift Lender Test. In general, the QTL test requires that 65% of an institution's portfolio assets be invested in "qualified thrift investments" (primarily loans, securities and other investments related to housing), measured on a monthly average basis for nine out of every 12 months on a rolling basis. Any savings institution that fails to meet the QTL test must either convert to a bank charter or become subject to national bank-type restrictions on branching, business activities, and dividends, and its ability to obtain FHLB advances is affected. The Bank met the QTL test at December 31, 1999, with 98% of its portfolio assets comprised of "qualified thrift investments."

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

      Federal Reserve System. Federal Reserve Board regulations require savings institutions to maintain non-interest bearing reserves against their transaction accounts. The reserve for transaction accounts as of December 31, 1999 was 0% of the first $5 million of such accounts, 3% of the next $39.3 million of such accounts and 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) of the balance of such accounts. The Bank is in compliance with these requirements.

      Taxation.   The  Company,   the  Bank  and  its   subsidiaries   file  a
consolidated federal income tax return on a calendar year basis using the accrual method. The maximum marginal federal tax rate is currently 35%.

      In August 1996, the Small Business Job Protection Act was signed into law. One provision of this legislation repealed the reserve method of accounting for bad debts for savings institutions effective for taxable years beginning after 1995. Therefore, the Bank has used the specific charge-off method since 1996.

      The Bank may be required to recapture its "applicable excess reserves", if its federal tax bad debt reserves are in excess of its base year reserve amount. As of December 31, 1999, the Bank had no applicable excess reserves. The base year reserves will be subject to recapture and the Bank could be required to recognize a tax liability if: (1) the Bank fails to qualify as a "bank" for federal income tax purposes; (2) certain distributions are made with respect to the stock of the Bank; (3) the bad debt reserves are used for any purpose other than to absorb bad debt losses; or (4) there is a change in federal tax law. The enactment of this legislation has not and is not expected to have a material impact on the Bank's operations or financial position.

      For state tax purposes, the Bank is allowed an addition to its tax bad debt reserves in an amount necessary to fill up to its tax reserve balance calculated using the experience method.

      To the extent that distributions by the Bank to the Company that are permitted under federal regulations exceed the Bank's earnings and profits (as computed for federal income tax purposes), such distributions would be treated for tax purposes as being made out of the Bank's excess bad debt reserve and would thereby constitute taxable income to the Bank in an amount equal to the lesser of the Bank's excess bad debt reserve or the amount which, when reduced by the amount of income tax attributable to the inclusion of such amount in gross income, is equal to the amount of such distribution. At December 31, 1999, the Bank's excess bad debt reserve was zero. At December 31, 1999, the Bank's earnings and profits (as computed for federal income tax purposes) were approximately $253.2 million.

      At December 31, 1999, the Bank had $50.6 million in gross deferred tax assets. No valuation allowance was established because management believes that it is more likely than not that the deferred tax assets will be realized. Gross deferred tax liabilities totaled $35.0 million at December 31, 1999.

      The Bank is subject to an alternative minimum tax if such tax is larger than the tax otherwise payable. Generally, alternative minimum taxable income is a taxpayer's regular taxable income, increased by the taxpayer's tax preference items for the year and adjusted by computing certain deductions in a special manner which negates the acceleration of such deductions under the regular tax. The adjusted income is then reduced by an exemption amount and is subject to tax at a 20% rate. The excess of the addition to the bad debt reserve computed under the percentage of taxable income method over the increase in the reserve calculated on the basis of actual experience is an item of tax preference. No alternative minimum taxes were applicable to the Bank for tax years 1999, 1998 or 1997.

      California tax laws generally conform to federal tax laws. For California franchise tax purposes, federal savings banks are taxed as "financial corporations" at a rate 2% higher than that applicable to non-financial corporations because of exemptions from certain state and local taxes. The tax rates for 1999, 1998 and 1997 were 10.84%. The Franchise Tax Board ("FTB") has not yet announced the rate for 2000.

      During 1997, the Internal Revenue Service ("IRS") completed its examination of the Company's consolidated federal income tax returns for tax years up to and including 1992. The adjustments made by the IRS related to temporary differences as to the recognition of certain taxable income and expense items. While the Company had provided deferred taxes for federal and state purposes, the changes in the period of recognition of certain income and expense items resulted in interest due to the IRS and FTB. As a result, the Company paid $7.4 million in interest to the IRS and FTB during 1997 and accrued an additional $210 thousand in interest during that year. During 1998, the Company paid $598 thousand in interest to the IRS and FTB and reversed $300 thousand. An additional $150 thousand in interest was reversed during 1999.

ITEM 2--PROPERTIES

      At December 31, 1999, the Bank owned the building and land for seven of its branch offices, owned the building but leased the land for three additional offices, and leased its remaining offices. Properties leased by the Bank include its home and executive offices located in a 12-story office tower in downtown Santa Monica and a general services and corporate operations office building in Santa Monica. For information concerning rental obligations, see Note 6 of the Notes to Consolidated Financial Statements.

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

      (b) Holders. As of February 11, 2000, the Company had 17,910,873 shares of its common stock outstanding, representing approximately 893 record stockholders, which total does not include the number of stockholders whose shares are held in street name.

      (c) Dividends. As a publicly traded company, the Company has no history of dividend payments on its common stock. However, the Company may in the future adopt a policy of paying dividends, depending on its net earnings, financial position and capital requirements, as well as regulatory restrictions, tax consequences and the ability of the Company to obtain a dividend from the Bank for payment to stockholders. OTS regulations limit amounts that the Bank can pay as a dividend to the Company. No dividend may be paid if the Bank's net worth falls below regulatory requirements. (See "Business - Summary of Material Legislation and Regulations" for other regulatory restrictions on dividends.) The Board of Directors of the Bank declared and paid to the Company $99.6 million in dividends during 1999 and $5.9 million in dividends during both 1998 and 1997. The dividends paid during 1999 enabled the Company to repurchase 3,298,150 shares of its common stock and to service and pay off its $50 million in senior unsecured 11.75% notes which were redeemed on December 30, 1999.


ITEM 6--SELECTED FINANCIAL DATA

      Selected financial data for the Company is presented below:

                    FIRSTFED FINANCIAL CORP. AND SUBSIDIARY
                 FIVE YEAR CONSOLIDATED SUMMARY OF OPERATIONS

                                    1999       1998        1997(1)      1996(1)    1995(1)
                           (Dollars In Thousands, Except Per Share Data)

For the Year Ended December 31:
  Interest income......          $ 260,001  $  289,769  $  299,220  $  297,178  $  301,735
  Interest expense.....            161,031     186,491     204,226     198,031     224,077
  Net interest income..             98,970     103,278      94,994      99,147      77,658
  Provision for loan losses              -       7,200      20,500      35,155      28,376
  Other income.........             12,688      13,657      10,218      10,915       8,725
  Non-interest expense.             49,159      48,924      44,151      59,175      45,903
  Earnings before income taxes      62,499      60,811      40,561      15,732      12,104
  Income taxes.........             27,052      26,182      17,461       7,488       5,569
  Earnings before extra-
    ordinary items.....             35,447      34,629      23,100       8,244       6,535
  Extraordinary item
    Loss on early extinquishment
      of debt, net of taxes         (2,195)          -           -           -           -
  Net  earnings........             33,252      34,629      23,100       8,244       6,535
Basic earnings per share
  EPS before extraordinary item       1.84        1.63        1.09        0.39        0.31
  Extraordinary item                  (.11)        -             -           -           -
  EPS after extraordinary item        1.73        1.63        1.09        0.39        0.31
Dilutive earnings per share
  EPS before extraordinary item       1.83        1.60        1.07        0.39        0.31
  Extraordinary item                  (.12)          -           -           -           -
  EPS after extraordinary item        1.71        1.60        1.07        0.39        0.31
End of Year:
  Loans receivable, net (2).     3,060,547   2,808,221   3,145,164   3,048,469   3,059,780
  Mortgage-backed securities       428,641     556,679     676,058     746,006     843,819
  Investment securities            151,195      64,333      48,910      58,909      67,813
  Total assets.........          3,856,505   3,677,128   4,160,115   4,143,852   4,139,737
  Deposits.............          2,061,357   2,135,909   1,943,647   1,957,448   2,205,036
  Borrowings...........          1,532,635   1,235,172   1,941,670   1,940,482   1,666,943
  Liabilities..........          3,625,372   3,420,128   3,937,328   3,949,302   3,943,446
  Stockholders' equity.            231,133     257,000     222,787     194,550     196,291
  Book value per share(1)            12.82       12.16       10.52        9.24        9.25
Selected Ratios:
  Return on average assets            0.94%       0.88%       0.56%       0.20%       0.16%
  Return on average equity           14.91%      14.40%      11.25%       4.22%       3.47%
  Ratio of non-performing
    assets to total assets            0.40%       0.84%       0.95%       1.77%       2.33%
Other Data:
  Number of Bank full service
    branches..................          24          24          24          25          25


(1) All per share amounts have been adjusted for the two-for-one stock split declared June 25, 1998.
(2) Includes loans held for sale.

      Also see summarized results of operations on a quarterly basis for 1999, 1998 and 1997 in Note 15 of the Notes to Consolidated Financial Statements.

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

      Net earnings of $33.3 million or $1.71 per share were recorded in 1999, compared to net earnings of $34.6 million or $1.60 per share in 1998 and $23.1 million or $1.07 per share in 1997. All per share amounts are presented on a diluted basis and have been adjusted for the two for one stock split declared June 25, 1998. The decrease in net earnings from 1998 to 1999 was primarily attributable to a $2.2 million loss on early extinguishment of debt, net of taxes resulting from the redemption of the $50 million senior unsecured 11.75% notes. Additionally, no loan loss provision was recorded in 1999 compared to a $7.2 million provision in 1998 which was offset by a decrease in net interest income by $4.3 million in 1999 from the 1998 level. The Southern California economy and real estate market remained strong during 1999. As a result, loan charge-offs declined to $2.4 million in 1999 compared to $3.4 million in 1998 and $12.1 million in 1997.

      Certain key financial ratios for the Company are presented below:

                                                          Average
                                 Return on  Return on    Equity to
                                 Average     Average      Average
                                 Assets      Equity        Assets


                1999......        .94%       14.91%        6.29%
                1998......        .88        14.40         6.09
                1997......        .56        11.25         4.95
                1996......        .20         4.22         4.61
                1995......        .16         3.47         4.49


      Core earnings reflect the Company's results from basic operations and were $61.1 million in 1999, $63.6 million in 1998 and $60.6 million in 1997. Core earnings are defined as net interest income before provision for loan losses plus other income (excluding gain on sale of loans and securities) less non-interest expense. Non-recurring items, income taxes and the provision for loan losses are excluded from core earnings. The slight decrease in core earnings during 1999 compared to 1998 is due to a reduction in interest income.

      Non-performing assets (primarily loans 90 days past due or in foreclosure plus foreclosed real estate) decreased to $15.4 million or 0.40% of total assets at December 31, 1999 compared to $30.7 million or 0.84% of total assets at December 31, 1998 and $39.6 million or 0.95% of total assets at December 31, 1997. The decreasing trend in non-performing assets over the last several years is due to lower balances of delinquent loans and decreased foreclosures in the improved Southern California real estate markets.

      The Company repurchased 3,298,150 shares of its common stock during 1999. Total shares repurchased as of December 31, 1999 were 5,245,990 at an average price of $12.50 per share. As of February 11, 2000 the Company had repurchased an additional 117,400 shares at an average price of $12.35 per share which brought total shares repurchased to date to 5,363,390 at an average price of $12.50 per share.

      At December 31, 1999 the Bank's regulatory risk-based capital ratio was 11.92% and its tangible and core capital ratios were 6.02%. The Bank met the regulatory capital standards necessary to be deemed "well-capitalized" at December 31, 1999.

      The Bank's deposits are insured by the SAIF up to a maximum of $100,000 for each insured depositor. The Bank's FDIC insurance premiums were $1.2 million in both 1999 and 1998 compared to $1.9 million in 1997. The lower premiums in 1999 and 1998 compared to 1997 were due to a drop in the Bank's assessment rate from 9.3 basis points in 1997, to 6.3 in 1998, and
5.9 in 1999, due to an improvement in its regulatory rating.

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

      The determination of the allowance for loan losses and the valuation of real estate collateral is based on estimates that are susceptible to changes in the economic environment and market conditions. No loan loss provision was recorded during 1999. A downward turn in the current economic climate could increase the likelihood of losses due to credit risks. This could create the need for additional loan loss provisions.

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

                                    OTHER RISKS



Year 2000

      Following the end of 1999 and subsequently to date, the Company experienced no problems relative to the Y2K issue that had a material adverse impact on the Company's financial condition, results of operation or liquidity. Because of the third party nature of its major data processing relationships, the Bank did not incur any programming costs to make its system Year 2000 ready. All of these costs were borne by the vendors. The Bank's major cost of becoming Year 2000 ready was related to staff and management time spent planning, monitoring and testing the systems. The Company will continue to monitor its significant vendors with respect to Year 2000 problems they may encounter as those issues may adversely effect the Company's ability to continue operations. The Company does not believe at this time that any potential problems relative to the Year 2000 issue will materially impact the Company in the future, however, no assurance can be given that this will be the case.

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

                            COMPONENTS OF EARNINGS

Net Interest Income

      Net interest income is the primary component of the Company's earnings. The chief determinants of net interest income are the dollar amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid thereon. The greater the excess of average interest-earning assets over average interest-bearing liabilities, the more beneficial the impact on net interest income. The excess of average interest-earning assets over average interest-bearing liabilities was $139.2 million in 1999, $131.7 million in 1998 and $109.9 million in 1997. The increase over the last two years was due to continued improvement in asset quality.

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

      The following table sets forth the components of interest-earning assets and liabilities, the excess of interest-earning assets over interest-bearing liabilities, the yields earned and rates paid and net interest income for the periods indicated:



                                         1999           1998           1997
                                               (Dollars In Thousands)


Average loans and mortgage-backed
 securities (1).........             $3,328,723     $3,638,628     $3,811,179
Average investment securities           199,686        148,871        160,224
Average interest-earning assets       3,528,409      3,787,499      3,971,403
Average savings deposits              2,065,712      2,121,024      1,972,860
Average borrowings......              1,323,487      1,534,820      1,888,662
Average interest-bearing liabilities 3,389,199 3,655,844 3,861,522 Excess of interest-earning assets
 over interest-bearing liabilities   $  139,210      $ 131,655     $  109,881

Yields earned on average interest
 earning assets.........                   7.26%          7.54%          7.40%
Rates paid on average interest-
 bearing liabilities....                   4.76           5.11           5.27
Net interest rate spread                   2.50           2.43           2.13
Effective net spread....                   2.70           2.60           2.28

Total interest income...             $  256,335      $ 285,395     $  293,931
Total interest expense..                161,160        186,890        203,434
                                         95,175         98,505         90,497
Total other items (2)...                  3,795          4,773          4,497
Net interest income.....            $    98,970      $ 103,278     $   94,994



(1) Non-accrual loans were included in the average dollar amount of loans outstanding,but no income was recognized during the period that each such loan was on non-accrual status.
(2) Includes dividends on FHLB stock and other miscellaneous items, including interest on California tax refunds at June 30, 1997.

      The yield on earning assets decreased to 7.26% in 1999 from 7.54% in 1998 due to a 34 basis point decrease in the Index which determines the yield on over 87% of the Bank's loan portfolio. The Bank's cost of funds decreased by 35 basis points in 1999 compared to 1998 due to lower market interest rates during the first half of 1999 compared to 1998.

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



                                    Year Ended                       Year Ended
                                December 31, 1999               December 31, 1998
                                      Versus                          Versus
                                December 31, 1998               December 31, 1997
                                   Change Due To                  Change Due To
                              Rate    Volume    Total        Rate     Volume    Total
                                           (Dollars In Thousands)

Interest Income:
  Loans and mortgage-backed
   Securities..........     $(8,949) $(23,073) $(32,022)    $5,324  $(13,088) $(7,764)
  Investments..........         207     2,754     2,961       (168)     (604)    (772)
    Total interest income    (8,742)  (20,319)  (29,061)     5,156   (13,692)  (8,536)

Interest Expense:
  Deposits.............      (8,058)   (2,499)  (10,557)    (1,892)    6,861    4,969
  Borrowings..........       (3,269)  (11,905)  (15,174)      (962)  (20,551) (21,513)
    Total interest expense  (11,327)  (14,404)  (25,731)    (2,854)  (13,690) (16,544)

    Change in net
     interest income        $ 2,585  $ (5,915)   (3,330)    $8,010  $     (2)   8,008

Change in other items (1)                          (978)                          276

Total change in net interest
Income including other items                   $ (4,308)                      $ 8,284

(1)  Includes  dividends  on  FHLB  stock  and  other  miscellaneous items.

Note: Changes in rate / volume (change in rate multiplied by the change in average volume) have been allocated to the change in rate or the change in volume based upon the respective percentages of the combined totals.


                                     Interest Rate Spreads and Yield on Average Interest-Earning Assets
                                                           Year Ended December 31,
                                     1999           1998            1997            1996            1995
                               During  End of   During End of   During End of  During  End of  During  End of
                               Period  Period   Period Period   Period Period  Period  Period  Period  Period
Weighted average yield
 on loans and mortgage-
 backed securities.........      7.37%  7.31%    7.63%  7.48%   7.49%  7.48%   7.44%   7.47%    7.31%  7.63%
Weighted average yield
 on investment portfolio(1)      5.43   5.69     5.29   5.14    5.40   6.06    5.71    5.98     5.56   5.15
Weighted average yield
 on all interest-earning
 assets....................      7.26   7.25     7.54   7.39    7.40   7.42    7.36    7.45     7.23   7.59
Weighted average rate
 paid on deposits..........      4.22   4.42     4.61   4.36    4.70   4.66    4.76    4.67     4.86   4.89
Weighted average rate
 paid on borrowings and
 FHLB advances.............      5.59   5.88     5.81   5.66    5.86   5.91    5.85(4) 5.77     6.32   6.11
Weighted average rate
 paid on all interest-
 bearing liabilities.......      4.76   5.04     5.11   4.84    5.27   5.28    5.25    5.22     5.51   5.41
Interest rate spread(2)....      2.50   2.17     2.43   2.55    2.13   2.14    2.11    2.23     1.72   2.18
Effective net spread(3)....      2.70            2.60           2.28           2.24             1.80

(1) Dividends on FHLB stock and miscellaneous interest income were not considered in this analysis.
(2) Weighted average yield on all interest-earning assets less weighted average rate paid on all interest-bearing liabilities.
(3) Net interest income (the difference in the dollar amounts of interest earned and paid) divided by average interest-earning assets.
(4) Excludes effect of IRS accrued interest reversal.

Loss Provision

      The Company did not record a loan loss provision during 1999 but recorded loan loss provisions of $7.2 million and $20.5 million in 1998 and 1997, respectively. No provision was recorded during 1999 because existing allowances were sufficient in light of the overall asset quality improvement in 1999. Non- performing assets decreased to $15.4 million in 1999 from $30.7 million in 1998 and $39.6 million in 1997. The Bank has a policy of providing for general valuation allowances , unallocated to any specific loan, but available to offset any future loan losses. The allowance is maintained at an amount that management believes adequate to cover estimable and probable loan losses. The Company also maintains valuation allowances for impaired loans and loans sold with recourse. See "Allowances for Loan Losses."Management performs regular risk assessments of the Bank's loan portfolio to maintain appropriate valuation allowances. Additional loan loss provisions may be required to the extent that charge-offs are recorded against the valuation allowance for impaired loans, the general valuation allowance, or the valuation allowance for loans sold with recourse. Loan charge-offs decreased to $2.4 million in 1999 from $3.4 million in 1998 and $12.1 million in 1997. Loan charge-offs decreased from 0.09% of average loans outstanding in 1998 to 0.08% of average loans outstanding in 1999. Charge-offs result from declines in the value of the underlying collateral of the non-performing loans.

Non-interest Income

      Loan servicing and other fees were $4.2 million in 1999, $4.2 million in 1998, and $6.2 million in 1997. The lower fees earned in 1999 and 1998 compared to 1997 resulted from decreased fees earned on loans serviced for other lenders. Fees earned during 1998 included a $1.4 million provision for impairment of the Bank's servicing asset due to accelerated payoffs and prepayments of loans serviced for others.

      Gain on sale of loans was $1.2 million in 1999, $4.1 million in 1998, and $652 thousand in 1997. The decrease in gain on sale of loans from 1998 to 1999 was due to a reduction in loans originated for sale in the rising fixed interest rate environment during the second half of 1999. Increased gains from 1997 to 1998 were due to cash gains and fees earned on the sale of fixed rate loans which were available to the Bank's borrowers at historically low rates during 1998.

     Real estate operations resulted in a net gain of $3.2 million in 1999 compared to gains of $1.2 million in 1998 and $20 thousand in 1997. Real estate operations includes gain on sale of foreclosed properties, operational income and expenses during the holding period, and recoveries of prior losses on real estate sold.

Non-interest Expense

      The ratio of non-interest expense to average total assets for 1999 was 1.30% compared with 1.24% in 1998. The increased ratio in 1999 compared to 1998 resulted primarily from increased legal costs offset by decreases in rent expense and data processing expense.

      Salary and benefit costs increased 3% in 1999 compared to 1998 due to higher salary costs, incentive costs and bonus expense. Incentive costs were higher due to the Bank's increase in loan originations. Loan officers are compensated based on loans originated. Salary and benefit costs increased 14% in 1998 compared to 1997 due to higher and incentive costs profit sharing costs and bonus expenses.

      Occupancy expense decreased 7% in 1999 compared to 1998 due to market adjustments recorded during 1998 of $995 thousand on leased properties no longer occupied by the Bank. Occupancy expense increased 23% in 1998 compared to 1997 due to the same market adjustment described above.

      Other operating expenses increased to $11.5 million in 1999 from $11.4 million in 1998 due to an increase in legal costs to $3.5 million in 1999 from $1.5 million in 1998. Legal expenses increased during 1999 as a result of higher than normal defense cases that were resolved in 1999 and early into the year 2000. Offsetting the increase in legal costs was a decrease in data processing costs to $1.9 million in 1999 from $3.4 million in 1998. 1998 data processing costs included costs related to the Bank's conversion to a new computer system during that year.

      The following table details the components of non-interest expense for the periods indicated:


                                          Non-Interest Expense
                                        Year  Ended  December 31,
                                   1999       1998       1997       1996       1995
                                             (Dollars In Thousands)

Salaries and Employee Benefits:
   Salaries.............         $17,461    $16,643    $15,413    $15,749    $16,436
   Incentive compensation          1,677      1,478        883        556        899
   Payroll taxes........           1,607      1,455      1,371      1,389      1,400
   Employee benefit insurance      1,220      1,069      1,048      1,137      1,180
   Bonus compensation...           1,583      1,335      1,100      1,000      1,001
   Profit sharing.......           1,100      1,000        501        500        500
   Pension..............               -          -          -        241        436
   SERP.................             988        795        628        506        408
   401(k)...............             299        235        392          -          -
   Other salaries and benefits       729      1,801      1,404        850        785
                                  26,664     25,811     22,740     21,928     23,045
Occupancy:
   Rent.................           4,395      5,105      4,351      4,270      4,250
   Equipment............           2,145      1,855      1,336        959        885
   Maintenance costs....             469        344        450        477        460
   Other occupancy......             850      1,189        741        583        663
                                   7,859      8,493      6,878      6,289      6,258
Other Operating Expense:
   Insurance............             430        362        345        381        528
   Goodwill.............             452        565        839        915        996
   Data processing......           1,930      3,359      2,539        945      1,012
   Contributions........             299        509        412        401        341
   Professional services               8        259        373        420        447
   Legal expenses.......           3,516      1,479      1,309        412        330
   Supervisory exam.....             567        599        610        611        603
   Other operating costs           4,334      4,288      3,439      4,086      4,110
                                  11,536     11,420      9,866      8,171      8,367
Federal Deposit Insurance:
   Deposit insurance premiums...   1,236      1,241      1,872      5,418      6,400
   SAIF special assessment             -          -          -     15,007          -
                                   1,236      1,241      1,872     20,425      6,400

   Advertising..........           1,864      1,959      2,795      2,362      1,833
     Total..............         $49,159    $48,924    $44,151    $59,175    $45,903

   Non-interest expense as
    % of average assets.            1.30%      1.24%      1.06%      1.43%(1)   1.10%


(1) The ratio for 1996 includes the special SAIF assessment. Excluding the SAIF assessment, the ratio would have been 1.06%.

                           BALANCE SHEET ANALYSIS

     Consolidated assets at the end of 1999 were $3.9 billion, representing a 5% increase from $3.7 billion at the end of 1998 and a 7% decrease from $4.2 billion at the end of 1997. Assets increased during 1999 due to loan originations of $821.9 million and loan purchases of $122.2 million. Offsetting the increase was accelerated amortization and prepayments of adjustable rate loans and mortgage backed securities, particularly during the first half of 1999 when interest rates were low.

Loan Portfolio

     At the end of 1999, over 84% of the Bank's loans had adjustable interest rates based on monthly changes in the Index. As part of its asset-liability management strategy, the Bank has maintained the level of adjustable loans in its portfolio at over 90% for several years. Management believes that the high level of adjustable rate mortgages will help insulate the Bank from fluctuations in interest rates, notwithstanding the several month time lag between a change in its monthly cost of funds and a corresponding change in its loan yields. See "Asset - Liability Management."

     The Bank also originates loans with initial fixed interest rates with periods ranging from 3 to 10 years. By policy, the Bank will either match the fixed rate period of these loans with borrowings for the same term or will hold an amount up to $150 million of unmatched fixed rate loans in its portfolio. Management believes that the limited origination of fixed-rate loans will enhance the Company's overall return on assets and improve loan originations in this economy.

     In 1999 and 1998, the Bank placed $9.9 million and $21.3 million , respectively, in mortgages with other lenders under fee arrangements, which amount is not included in loan originations. In 1999, loans made on the security of single family properties (one to four units) comprised 83% of the dollar amount of new loan originations . Loans made on the security of multi-family properties(five or more units) comprised 13% of new originations. Loans made on the security of commercial real estate properties comprised 4% of new loan originations. Loans originated through the Bank's commercial lending units totaled $7.8 million. No construction loans were originated in 1999. Adjustable rate mortgages comprised 52% of new loan activity during 1999 compared to 49% in 1998.

     The following table details loan originations and loan purchases by loan type for the periods indicated:

                                            Loan Originations and Purchases by Type
                                                   Year Ended December 31,
                                       1999       1998       1997      1996        1995
                                         (Dollars  In Thousands)

Single Family (one to four units)    $779,698   $594,763   $430,223   $239,866   $237,508
Multi-Family............              118,622     37,720     48,033     57,414     55,832
Commercial Real Estate..               37,744        383      2,551      5,568      4,881
Commercial Business Loans               7,768      1,733          -          -          -
Other...................                  301      2,428        444          -      1,031
  Total.................             $944,133   $637,027   $481,251   $302,848   $299,252

      Loans originated upon the sale of the Bank's real estate owned were $4.8 million or .51% of total originations in 1999. $430 thousand of these loans were originated based on the security of single family properties, $4.0 million were originated based on the security of multi-family properties and $380 thousand were based on the security of commercial properties.

      From time to time , the Bank converts loans into mortgage-backed securities for use in securitized borrowings (reverse repurchase agreements). No loans were converted into mortgage-backed securities during 1999, 1998, or 1997. Securitized loans have a lower risk weighting for regulatory risk-based capital purposes. In exchange for the enhanced credit risk associated with mortgage-backed securities, the Bank pays guarantee fees to FHLMC and/or FNMA.

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

     The Bank does not normally lend in excess of 90% of the appraised collateral value on adjustable mortgage loans ("AMLs"). Where the Bank does lend in excess of 90% of the appraised value, additional fees and rates are charged. Mortgage insurance is required on loans in excess of 80% or premium rates and/or fees are charged if the mortgage insurance requirement is waived. Subsequent to the origination of a loan, the Bank may purchase private mortgage insurance with its own funds. Loans originated under this program for which there is no private mortgage insurance totaled $274.2 million at December 31, 1999 compared to $265.0 million at December 31, 1998 and $163.8 million at December 31, 1997. See "Business - Interest Rates, Terms and Fees."

Loan Composition

     Loans based on the security of single family properties (one to four units) comprise the largest category of the Bank's loan portfolio (including mortgage-backed securities). The loan portfolio also includes loans secured by multi-family and commercial properties. At December 31, 1999, approximately 58% of the loan and mortgage-backed securities portfolio consisted of first liens on single family properties. First liens on multi-family properties comprised approximately 36% of the portfolio, and first liens on commercial properties represented approximately 6% of the portfolio.

     Multi-family and commercial real estate loans are considered more susceptible to market risk than single family loans and higher interest rates and fees are charged to borrowers for these loans. Approximately 13% of loan originations in 1999 were multi-family loans compared to 6% in 1998 and 10% during 1997. Multi-family loans originated upon the sale of REO were 0.42%, 1% and 6% of total loan originations during 1999, 1998 and 1997, respectively.

     The Bank has loss exposure on certain loans sold with recourse. These loans are substantially all secured by multi-family properties. Loans sold with recourse totaled $178.7 million as of December 31, 1999, $203.0 million as of December 31, 1998 and $218.1 million as of December 31, 1997. Although no longer owned by the Bank, these loans are evaluated for the purposes of computing the repurchase liability and measuring risk exposure for regulatory capital. Under the Bank's current policy, it no longer enters into loans sold with recourse agreements.

     The following table sets forth the composition of the Bank's portfolio of loans and mortgage-backed securities for each of the last five years:

                                                           Loan Portfolio Composition
                                                                  December 31,
                                          1999        1998           1997          1996          1995
                                                             (Dollars  In Thousands)

REAL ESTATE LOANS:
 First trust deed residential loans:
  One to four units.....             $ 1,813,783   $ 1,564,392   $ 1,801,608   $ 1,621,497   $ 1,573,869
  Five or more units....               1,123,308     1,127,228     1,217,577     1,277,634     1,344,866
Residential loans.......               2,937,091     2,691,620     3,019,185     2,899,131     2,918,735
OTHER REAL ESTATE LOANS
  Commercial and industrial              183,194       181,772       196,575       210,953       221,982
  Second trust deeds....                  13,489        15,357        15,441        17,497         2,213
  Other.................                       -             -         6,303         2,137         3,157
    Real estate loans...               3,133,774     2,888,749     3,237,504     3,129,718     3,146,087
NON-REAL ESTATE LOANS:
  Manufactured housing..                     613           893         1,154         1,480         1,938
  Deposit accounts......                     683         1,002         1,644         1,042         1,104
  Commercial business loans                8,140         1,259             -             -             -
  Consumer..............                     593           621           185           236           359
    Loans receivable....               3,143,803     2,892,524     3,240,487     3,132,476     3,149,488
LESS:
  General valuation allowance             69,954        67,638        61,237        54,900        42,876
  Valuation allowances -
  impaired loans........                   2,596         7,634         9,775        12,350        26,101
  Unrealized loan fees..                  10,706         9,031        24,311        16,757        20,731
    Net loans receivable (1)           3,060,547     2,808,221     3,145,164     3,048,469     3,059,780
FHLMC AND FNMA MORT-
 GAGE-BACKED SECURITIES:
  Secured by single family
    dwellings...........                 412,469       539,079       657,342       715,286       810,980
  Secured by multi-family
    dwellings...........                  16,172        17,600        18,716        20,189        24,468
    Mortgage-backed securities           428,641       556,679       676,058       735,475       835,448
      TOTAL.............             $ 3,489,188   $ 3,364,900   $ 3,821,222   $ 3,783,944   $ 3,895,228

(1) Includes loans held for sale.

                                ASSET QUALITY


 Asset Quality Ratios

      The following table sets forth certain asset quality ratios of the Bank for the periods indicated:

                                                              December 31,
                                                1999     1998      1997     1996    1995

Non-performing Loans to Loans Receivable(1)    .42%      .90%      .91%     1.89%   2.44%
Non-performing Assets to Total Assets(2)       .40%      .84%      .95%     1.77%   2.33%
Loan Loss Allowances to Non-performing
  Loans(3)..........................        509.74%   242.09%   193.38%    94.27%  65.62%
General Loss Allowances to Assets
  with Loss Exposure(4).............          2.15%     2.26%     1.86%     1.73%   1.35%
General Loss Allowances to Total Assets with
  Loss Exposure(5)..................          2.41%     2.51%     2.12%     1.86%   1.52%


(1) Non-performing loans are net of valuation allowances related to those loans. Loans receivable exclude mortgage-backed securities and are before deducting unrealized loan fees, general valuation allowances and valuation allowances for impaired loans.

(2) Non-performing assets are net of valuation allowances related to those assets.

(3) The Bank's loan loss allowances, including valuation allowances for non-performing loans and general valuation allowances but excluding repurchase liability for loans sold by the Bank with full or limited recourse. Non-performing loans are before deducting valuation allowances related to those loans.

(4) The Bank's general valuation allowances, excluding repurchase liability for loans sold with full or limited recourse. The Bank's assets with loss exposure includes its loan portfolio , real estate owned, loan commitments, and potential loan buybacks but excludes mortgage-backed securities.

(5) The Bank's general valuation allowances, repurchase liability for loans sold with full or limited recourse. Assets with loss exposure include the Bank's loan portfolio plus loans sold with recourse, but exclude mortgage-backed securities.

                             NON-PERFORMING ASSETS

     Non-performing assets, as defined by the Bank, include loans delinquent over 90 days or in foreclosure, real estate acquired in settlement of loans, and other loans less than 90 days delinquent but for which collectibility is questionable.

     The table below details the amounts of non-performing assets by type of collateral. Also shown is the ratio of non-performing assets to total assets.


                                                            Non-Performing Assets
                                                                  December 31,
                                   1999                1998                 1997               1996               1995
                                $        %           $       %            $       %         $        %          $        %
                                                    (Dollars In Thousands)

Real Estate Owned:
Single Family.....         $  1,069     6.93%    $ 3,946   12.84%    $ 5,806   14.66%   $ 6,840    9.32%   $  7,252    7.50%
Multi-Family......            1,483     9.62       1,309    4.26       4,034   10.19      7,339   10.00       9,827   10.17
Commercial and Industrial         -        -           -       -         826    2.09        673     .92       2,544    2.63
Less:  General Valuation
   Allowance......             (350)   (2.27)       (500)  (1.63)       (500)  (1.26)      (521)   (.71)          -       -
Other.............                -        -           -       -          52     .13          -       -          78    0.08
Total Real Estate
 Owned............            2,202    14.28       4,755   15.47      10,218   25.81     14,331   19.53      19,701   20.38
Non-Performing Loans:
Single Family.....            9,626    62.41      12,270   39.92      16,799   42.43     25,602   34.89      25,991   26.89
Multi-Family......            3,995    25.90      13,005   42.31      15,785   39.86     44,754   60.98      69,579   72.00
Commercial and Industrial       225     1.46       4,040   13.14       1,533    3.87      2,223    3.03       3,313    3.43
Other.............                -        -           -       -           -     -            -       -         220     .23
Less Valuation
 Allowances.......             (625)   (4.05)     (3,332) (10.84)     (4,738) (11.97)   (13,522) (18.43)    (22,159) (22.93)
Total Non-Performing
 Loans............           13,221    85.72      25,983   84.53      29,379   74.19     59,057   80.47      76,944   79.62
Total.............          $15,423   100.00%    $30,738  100.00%    $39,597  100.00%   $73,388  100.00%   $ 96,645  100.00%
Ratio of Non-Performing
 Assets To Total Assets:                 .40%                .84%                .95%              1.77%               2.33%


     The decrease in non-performing loans in 1999 and 1998 is due to reductions in delinquent loans and non-performing loans due to improvement in the Southern California real estate markets.

     Single family non-performing loans are primarily due to factors such as layoffs and decreased incomes. Multi-family and commercial non-performing loans are attributable primarily to factors such as declines in occupancy rates and decreased real estate values. The Bank actively monitors the status of all non-performing loans.

     Impaired loans totaled $11.4 million, $17.5 million and $25.7 million, net of related allowances of $2.6 million, $7.6 million and $9.8 million as of December 31, 1999, December 31, 1998 and 1997, respectively. See "Business - Risk Elements" for a further discussion of impaired loans.

      The Bank's modified loans result primarily from temporary modifications of principal and interest payments. Under these arrangements, loan terms are typically reduced to no less than a required monthly interest payment. Any loss of revenues under the modified terms would be immaterial to the Bank.
If the borrower is unable to return to scheduled principal and interest payments at the end of the modification period, foreclosure procedures are initiated, or, in certain circumstances, the modification period is extended. As of December 31, 1999, the Bank had modified loans totaling $7.4 million, net of loan loss allowances. This compares with $11.0 million and $16.7 million net of allowances as of December 31, 1998 and December 31, 1997, respectively. Modified loans included as impaired loans total $6.5 million, $6.0 million and $8.1 million, net of valuation allowances, as of December 31, 1999, 1998 and 1997, respectively. No modified loans were 90 days or more delinquent as of December 31, 1999, 1998, and 1997.

 Allowances for Loan Losses

      For an analysis of the changes in the loan loss allowances, see "Business - Risk Elements." At December 31, 1999, the general valuation allowance was $70.0 million or 2.15% of the Bank's loans with loss exposure. This compares to 2.26% at the end of 1998 and 1.86% at the end of 1997. In addition to the general valuation allowance and the allowance for impaired loans mentioned above, the Bank also maintains a repurchase liability for loans sold with recourse. This repurchase liability amounted to 7.18%, 6.18% and 5.97% of loans sold with recourse at December 31, 1999, 1998 and 1997, respectively. Management considers the current level of loss allowances adequate to cover the Bank's loss exposure at this time. However, there can be no assurance that future additions to loan loss allowances will not be required.


                        CAPITAL RESOURCES AND LIQUIDITY

Liquidity Requirements

      Federal regulations currently require a savings institution to maintain a monthly average daily balance of liquid assets (including cash, certain time deposits, bankers' acceptances and specified United States government, state or federal agency obligations) equal to at least 4% of: (i) the average daily balance of its net withdrawable accounts and short-term borrowings during the preceding calendar quarter or (ii) the ending balance of its net withdrawable accounts as of the end of the preceding calendar quarter. The liquidity requirement may be changed from time-to-time by the OTS to any amount within the range of 4% to 10% of such accounts and borrowings depending upon economic conditions and the deposit flows of member institutions. Effective December 1, 1997, the OTS reduced this liquidity requirement to 4% from 5%. The OTS also gave institutions the option of using a quarterly average calculation or an end of quarter calculation of the liquidity base and removed the requirement of maintaining a monthly average balance of short-term liquid assets equal to at least 1% of the average daily balance of its net withdrawable accounts and short term borrowings. Monetary penalties may be imposed for failure to meet these liquidity ratio requirements. The Bank's liquidity ratio for the quarter ended December 31, 1999 was 6.39%, which exceeded the applicable requirements.

External Sources of Funds

      External  sources  of  funds  include  savings  deposits,   loan  sales,
advances  from  the  FHLBSF  and  reverse  repurchase   agreements   ("reverse
repos"). For purposes of funding asset growth, the source or sources of funds with the lowest total cost for the desired term are generally selected. The incremental source of funds used most often during 1999 was advances from the FHLBSF.

      Deposits obtained from national brokerage firms ("brokered deposits") are considered a source of funds similar to a borrowing. In evaluating brokered deposits as a source of funds, the cost of these deposits, including commission fees, is compared to other funding sources. Brokered deposits were $445.9 million at December 31, 1999. This compares to $494.2 million at December 31, 1998 and $378.1 million at December 31, 1997.

      Deposits at retail savings offices were $1.6 billion at December 1999 compared to $1.5 billion for 1998 and 1997. The retail deposits have remained steady due to the availability of alternative investments paying higher returns to customers and intense competition for deposits by other financial institutions.

      The Bank also solicits deposits through telemarketing efforts. Telemarketing deposits are obtained by the Bank's employees via telephone, from depositors outside of the Bank's normal service areas. Telemarketing deposits decreased by 44% to $64.5 million at the end of 1999. This compares with $115.6 million at the end of 1998 and $99.8 million at the end of 1997. The level of telemarketing deposits varies based on the activity of investors, who are typically professional money managers. The availability of telemarketing deposits also varies based on the investors' perception of the Bank's creditworthiness.

      Reverse repurchase agreements are short term borrowings secured by mortgage-backed securities. These borrowings decreased 23% to $363.6 million at the end of 1999 from $471.2 million at the end of 1998 and $577.7 million at the end of 1997. Borrowings under reverse repurchase agreements have decreased over the last three years due to prepayments of the underlying collateral. The Bank did not securitize any mortgage loans in 1999, 1998 or 1997.

      FHLB advances increased to $1.2 billion at the end of 1999 from $714 million at the end of 1998 compared to $1.3 billion at the end of 1997. FHLB advances increased during 1999 because these were often the lowest cost source funds available to the Bank. FHLB advances decreased during 1998 from 1997 due to the availability of lower cost funds from other sources.

      Sales of loans were $133.0 million in 1999. This compares to $379.6 million during 1998 and $52.4 million during 1997. Loan sales decreased substantially in 1999 due to increased interest rates on fixed rate mortgages during the second half of 1999 which resulted in a decrease in loans originated for sale.

Internal Sources of Funds

      Internal sources of funds include scheduled loan principal payments, loan payoffs, and positive cash flows from operations. Principal payments were $670.5 million in 1999 compared to $658.0 million in 1998 and $289.1 million in 1997. Principal payments include both amortization and prepayments and are a function of real estate activity and the general level of interest rates. Prepayments increased in 1999 due to refinancing activity into fixed rate loans which were available to borrowers at favorable interest rates for the first half of 1999.

Capital Requirements

      Current OTS regulatory capital standards require that the Bank maintain tangible capital of at least 1.5% of total assets, core capital of 4.0% of total assets, and risk-based capital of 8.0% of total assets, risk-weighted. Among other things, failure to comply with these capital standards will result in restrictions on asset growth and necessitate the preparation of a capital plan, subject to regulatory approval. Generally, any institution with a risk-based capital ratio in excess of 10% and a core capital ratio greater than 5% is considered well-capitalized for regulatory purposes. Institutions who maintain this capital level can take in brokered deposits at their discretion, and if they achieve a sufficient ranking on their regulatory examination, may be assessed a lower deposit insurance rate.

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

      To  be  considered  "well   capitalized"  for  purposes  of  the  prompt
corrective action requirements the Bank must maintain the capital ratios as set forth in the table below:


                                              December 31, 1999
                                              Amount           %
                                            (Dollars In Thousands)

   Core capital requirement.........        $194,633         5.00%
   Bank's core capital..............         234,166         6.02
     Excess core capital............        $ 39,533         1.02%

   Tier 1 risk-based capital requirement    $131,942         6.00%
   Bank's tier 1 risk-based capital.         234,166        10.65
     Excess tier 1 risk-based capital       $102,224         4.65%

   Risk-based capital requirement...        $219,904        10.00%
   Bank's risk-based capital........         262,178        11.92
     Excess risk-based capital......        $ 42,274         1.92%

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

      The majority of the Bank's assets are monthly adjustable rate mortgages with interest rates that fluctuate based on changes in the FHLBSF Eleventh District Cost of Funds Index ("Index"). These mortgages constitute over 87% of the loan portfolio at the end of 1999. Comparisons over the last several years show that changes in the Bank's cost of funds generally correlates with changes in the Index. The Bank does not use any futures, options or swaps in its asset-liability strategy.

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

      In order to minimize the impact of rate fluctuations on earnings, management's goal is to keep the one year GAP at less than 20% of total assets (positive or negative). At December 31, 1999 the Company's one-year GAP was $108.2 million or 2.81% of total assets. This compares with positive GAP ratios of 13.0% and 4.14% of total assets at December 31, 1998 and December 31, 1997, respectively.

      The following chart shows the interest sensitivity of the Company's assets and liabilities by repricing period at December 31, 1999 and the consolidated GAP position as a percentage of total assets at that time:


                              INTEREST-SENSITIVITY GAP


                                                     Balances       Balances       Balances     Balances
                                                     Repricing      Repricing      Repricing    Repricing
                                         Total        Within         Within          Within       After
                                        Balance    0-3 Months     4-12 Months     1-5 Years      5 Years
                                                            (Dollars In Thousands)

Interest-Earning Assets:
  FHLB interest bearing deposits     $    8,937    $    8,937    $         -    $         -    $       -
  Investment Securities...              151,195           200         28,300         10,000      112,695
  Overnight Investments...               67,000        67,000              -              -            -
  Mortgage-backed Securities            428,641       426,427            103            673        1,438
  Loans Receivable........            3,060,547     2,712,843         24,032        245,223       78,449
     Total Interest-Earning
      Assets..............           $3,716,320    $3,215,407    $    52,435    $   255,896    $ 192,582

Interest-Bearing Liabilities:
   Demand Accounts........           $  636,684    $  636,684    $         -    $         -    $       -
   Fixed Rate Term Certificate        1,280,363       436,354        802,937         37,357        3,715
   Borrowings:
     FHLB Advances........            1,169,000       545,000        375,000        219,000       30,000
     Reverse Repurchase
            Agreements....              363,635       340,417         23,218              -            -
     Other Borrowings                         -             -              -              -            -
           Total Interest-Bearing
           Liabilities....           $3,449,682    $1,958,455    $ 1,201,155    $   256,357    $  33,715

Interest-Sensitivity Gap..           $  266,638    $1,256,952    $(1,148,720)   $      (461)   $ 158,867

Interest-Sensitivity Gap as a
  Percentage of Total Assets                            32.59%        (29.79)%        (0.01)%       4.12%

Cumulative Interest-Sensitivity Gap                $1,256,952    $   108,232    $   107,771    $ 266,638

Cumulative Interest-Sensitivity
  Gap as a Percentage of Total
   Assets.................                              32.59%         2.81%           2.79        6.91%


      Another measure of interest rate risk, required to be performed by OTS-regulated institutions, is an analysis specified by OTS Thrift Bulletin TB-13a, "Management of Interest Rate Risk, Investment Securities, and Derivatives Activities". Under this regulation, which became effective December 1, 1998 and replaced TB-13, institutions are required to establish limits on the sensitivity of their net interest income and net portfolio value to changes in interest rates. Such changes in interest rates are defined as instantaneous and sustained movements in interest rates in 100 basis point increments. In addition, the Bank monitors the impact of the same changes in interest rates on its interest income. The following table shows the estimated impact of a parallel shift in interest rates on the Bank's portfolio value at December 31, 1999 and December 31, 1998:


                                                  Percentage
            Change in Interest Rates   Change in Net Portfolio Value(1)
             (In Basis Points)            1999           1998

                   +300................   (15)%          (13)%
                   +200................   (10)%           (8)%
                   +100................    (6)%           (4)%
                 -- 100..............       2%             1%
                 -- 200..............       5%             2%
                 -- 300..............      13%             7%

(1) The percentage change in this column represents the projected change in the net portfolio value of the Bank in a stable interest rate environment versus the net portfolio value in the various rate scenarios. The OTS defines net portfolio value as the present value of expected cash flows from existing assets minus the present value of expected cash flows from existing liabilities.

The following table shows the fair value and contract terms of the Bank's interest-earning assets and interest-bearing liabilities as of December 31, 1999 categorized by type and expected maturity for each of the next five years and thereafter:

                                                      Expected  Maturity  Date  as of December 31, (1)
                                                                                       There-      Total         Fair
                                  2000      2001      2002        2003       2004      after      Balance       Value

Interest Earning Assets
Loans Receivable:
Adjustable Rate Loans:
 Single family                $196,847   $201,547   $187,476   $164,198   $143,651   $904,353   $1,798,072   $1,812,726
   Average interest rate          7.26%      7.27%      7.27%      7.27%      7.28%      7.28%        7.28%
Multi-family                    80,259     80,783     77,586     75,810     71,357    736,134    1,121,929    1,132,896
   Average interest rate          7.29%      7.29%      7.31%      7.32%      7.35%      7.32%        7.32%
Commercial  and Industrial      13,894     13,885     14,258     16,604     20,587     97,613      176,841      182,044
   Average interest rate          7.73%      7.77%      7.48%      7.67%      8.02%      7.87%        7.82%
Fixed Rate Loans:
 Single family                   1,325      1,147        978        819        679      3,334        8,282        8,474
   Average interest rate          8.29%      8.24%      8.17%      8.18%      8.17%      7.83%        8.06%
Multi-family                       830        795        748        675        614      1,858        5,520        5,653
   Average interest rate          8.56%      8.46%      8.46%      8.53%      8.59%      7.85%        8.29%
Commercial and Industrial          609        685        544        485      1,874      2,696        6,893        7,216
   Average interest rate          9.69%      9.43%      8.79%      8.63%      8.42%      8.79%        8.92%
Business Loans                   3,321        945      1,039      1,142      1,114        579        8,140        8,309
   Average interest rate         10.06%      9.50%      9.50%      9.50%      9.50%      9.50%        9.73%
Consumer loans                   1,277        999          -          -          -          -        2,276        2,474
   Average interest rate         13.11%     13.50%        -          -          -          -        13.28%
Other loans                        192        322        395        355        307      1,058        2,629        2,660
   Average interest rate          0.62%      7.55%      7.55%      7.55%      7.55%      7.55%        4.41%
Mortgage-backed
 Securities:
 Adjustable                     58,254     51,125     44,836     39,291     34,403    209,796      437,705      426,169
   Average interest rate          5.90%      5.90%      5.90%      5.90%      5.90%      5.90%        5.90%
Fixed                              370        324        283        247        215        809        2,248        2,472
   Average interest rate          8.51%      8.51%      8.51%      8.51%      8.51%      8.48%        8.50%
Investment Securities              300      9,996     28,171          -          -    115,704      154,171      151,195
   Average interest rate          5.79%      5.38%      5.01%         -          -       6.23%        5.95%
Overnight investments           67,000          -          -          -          -          -       67,000       67,000
   Average interest rate          4.50%         -          -          -          -          -         4.50%
Total Interest-Earning
   Assets                     $424,478   $362,553   $356,314   $299,626   $274,801 $2,073,934   $3,791,706   $3,809,288
Interest-Bearing Liabilities
Deposits:
Checking Accounts           $  111,366    $     -    $     -   $      -   $      -  $       -   $  111,366   $  111,366
   Average interest rate          1.06%         -          -          -          -          -         1.06%
Savings Accounts               525,318          -          -          -          -          -      525,318      525,318
   Average interest rate          3.86%         -          -          -          -          -         3.86%
Certificate Accounts         1,239,291     20,587      6,548      6,927      3,295      3,715    1,280,363    1,275,921
   Average interest rate          5.28%      5.18%      5.48%      5.57%      4.97%      4.46%        5.28%
Borrowings:
 FHLB Advances                 920,000     72,000          -          -    147,000     30,000    1,169,000    1,167,152
   Average interest rate          5.97%      5.59%         -          -       5.74%      5.38%        5.90%
Reverse repurchase
  agreements                   363,635          -          -          -          -          -      363,635      363,634
   Average interest rate          5.75%         -          -          -          -          -         5.75%
Total Interest-Earning
   Liabilities              $3,159,610    $92,587    $ 6,548   $  6,927  $ 150,295  $  33,715   $3,449,682   $3,443,391

(1) Expected maturities are contractual maturities adjusted for prepayments of principal. The Bank uses certain assumptions to estimate fair values and expected maturities. For assets, expected maturities are based upon contractual maturity, projected repayments and prepayments of principal. The prepayment experience used is based on the Bank's historical experience. The Bank's average CPR (Constant Prepayment rate) is 12% for the single family portfolio and 6% for its multi-family and commercial real estate portfolios. The Bank used estimated deposit runoff based on available industry information.

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

      The Company repurchased 3,298,150 shares of its common stock during 1999. Total shares repurchased as of December 31, 1999 were 5,245,990 at an average price of $12.50 per share. As of February 11, 2000 the Company had repurchased an additional 117,400 shares at an average price of $12.35 per share. Total shares repurchased as of February 11, 2000 were 5,363,390 at an average price of $12.50. As of February 11, 2000, there remain 716,318 shares eligible for repurchase.

                             PRICE RANGE OF COMMON STOCK

        First Quarter      Second Quarter      Third Quarter     Fourth Quarter
        High     Low       High      Low        High     Low       High    Low

1999   $18.00   $15.56    $20.00    $15.31    $17.81    $15.00   $18.50  $12.81
1998    21.19    15.94     26.41     20.41     26.94     14.75    18.56   14.13
1997(1) 14.00    10.75     15.53     11.25     17.44     15.38    19.75   17.50
1996(1)  7.94     6.19      8.75      7.75      9.88      8.38    12.13    9.75
1995(1)  8.00     5.56      8.88      7.31      8.81      7.25     9.25    6.88

(1) All amounts have been adjusted for the stock split declared June 25, 1998.


                             RECENT DEVELOPMENTS

      On February 7, 2000, the Bank entered into an agreement with Fidelity Federal Bank, a Federal Savings Bank ("Fidelity") to acquire two Fidelity branch offices. Pursuant to the terms of the agreement, the Bank will assume approximately $160 million in deposits held at the two Fidelity branches, will assume the liabilities and related contracts, including the leases related to such branches, and will acquire approximately $125 million in multifamily residential mortgage loans as part of the transaction. It is anticipated that the acquisition will close late in the first quarter or early in the second quarter of 2000, subject to regulatory approval and satisfaction of the other terms and conditions of the agreement. However, there can be no assurance as to when the transaction will be consummated, if at all.

                             FORWARD LOOKING STATEMENTS

      The preceding Management's Discussion and Analysis of the Company's Financial Condition and Results of Operations contain certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which provides a "safe harbor" for these types of statements. This Annual Report on form 10-K contains forward-looking statements which reflect the current views of the Company's and the Bank's management with regard to future events and financial performance. These forward looking statements are subject to certain risks and uncertainties including those identified herein which could cause actual results to differ materially form historical results or those anticipated. Forward-looking terminology can be identified by the use of terms such as "may", "will", "expect", "anticipate", "estimate", "should" or "continue" or other variations or comparable terms. Readers should not place undue reliance on these forward-looking statements, which speak only of their date. The
Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The following factors could cause actual results to differ materially from historical results or those anticipated: (1) the level of demand for adjustable rate mortgages, which is affected by external factors such as interest rates, the strength of the California economy and Southern California economy in particular, and demographics of the lending areas of the Bank, (2) fluctuations between consumer interest rates and the cost of funds; (3) federal and state regulation of lending and other operations, and (4) competition within the Bank's market areas.

      Investor  should  carefully  consider the risks in an  evaluation of the
Company and its common stock. The risk and uncertainties described herein are not the only ones facing the Company. Additional risks and uncertainties, including but not limited to credit, economic, competitive, governmental and financial factors affecting the Company's operations, markets, financial products, and services and other factors discussed in the Company's fillings with the Securities and exchange Commission, may also adversely impact and impair its business. If any of these risks actually occur, the Company's business, results of operation, cash flows or financial condition would likely suffer. In such case, the trading price of the Company's common stock could decline, and an investor may lose all or part of the money paid to buy such common stock.

      ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   FIRSTFED FINANCIAL CORP.  AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                          DECEMBER 31, 1999 AND 1998
                 (Dollars In Thousands, Except Per Share Data)

                                                      1999          1998

ASSETS
Cash and cash equivalents..                       $  101,807    $  126,280
Investment securities, available-for-sale
  (at  fair value) (Note 2)                          151,195        64,333
Mortgage-backed securities, available-for-sale
  (at fair value) (Notes 3 and 10)                   428,641       556,679
Loans receivable, held-for-sale (fair value of
  $2,303 and $16,602) (Note 4)                         2,303        16,450
Loans receivable, net (Notes 4 and 9)              3,058,244     2,791,771
Accrued interest and dividends receivable             21,825        23,476
Real estate (Note 5).......                            2,236         4,791
Office properties and equipment, net (Note 6)         11,745        11,819
Investment in Federal Home Loan Bank
  (FHLB) stock, at cost (Notes 7 and 9)               71,722        72,700
Other assets (Note 1)......                            6,787         8,829
                                                  $3,856,505    $3,677,128

LIABILITIES
Deposits (Note 8)..........                        2,061,357     2,135,909
FHLB advances and other borrowings
 (Notes 7 and 9)...........                        1,169,000       764,000
Securities sold under agreements to repurchase
  (Note 10)................                          363,635       471,172
Accrued expenses and other liabilities                31,380        49,047
                                                  $3,625,372    $3,420,128

COMMITMENTS AND CONTINGENT
   LIABILITIES (Notes 4, 6 and 13)

STOCKHOLDERS' EQUITY (Notes 12 and 13)
Common stock, par value $.01 per share;
  authorized 100,000,000 shares; issued
  23,269,051 and 23,075,266 shares,
  outstanding  18,023,061 and 21,127,426
  shares...................                              233           231
Additional paid-in capital.                           31,561        29,965
Retained earnings - substantially restricted         274,946       241,694
Loan to employee stock ownership plan                 (1,759)         (833)
Treasury stock, at cost,
  5,245,990 and 1,947,840 shares                     (65,568)      (13,354)
Accumulated other comprehensive loss,
  net of taxes.............                           (8,280)         (703)
                                                     231,133       257,000
                                                  $3,856,505    $3,677,128


See accompanying notes to consolidated financial statements.

                  FIRSTFED FINANCIAL CORP. AND SUBSIDIARY
                   FIRSTFED FINANCIAL CORP. AND SUBSIDIARY
   CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE EARNINGS
               YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                (Dollars In Thousands, Except Per Share Data)

                                              1999          1998         1997
Interest income:
 Interest on loans..................       $216,634      $238,171     $237,835
 Interest on mortgage-backed securities      28,700        39,462       48,652
 Interest and dividends on investments       14,667        12,136       12,733
    Total interest income ..........        260,001       289,769      299,220
Interest expense:
  Interest on deposits (Note 8) ....         87,199        97,659       92,678
  Interest on borrowings (Note 9)...         73,832        88,832      111,548
    Total interest expense .........        161,031       186,491      204,226

Net interest income ................         98,970       103,278       94,994
 Provision for loan losses (Note 4)               -         7,200       20,500
Net interest income after provision for
  loan losses.......................         98,970        96,078       74,494
Other income:
  Loan servicing and other fees ....          4,204         4,152        6,233
  Gain on sale of loans.............          1,221         4,061          652
  Real estate operations, net ......          3,217         1,182           20
  Other operating income............          4,046         4,262        3,313
    Total other income  ............         12,688        13,657       10,218

Non-interest expense:
  Salaries and employee benefits (Note 13)   26,664        25,811       22,740
  Occupancy (Note 6) ...............          7,859         8,493        6,878
  Advertising  .....................          1,864         1,959        2,795
  Federal deposit insurance  .......          1,236         1,241        1,872
  Other operating expense ..........         11,536        11,420        9,866
    Total non-interest expense  ....         49,159        48,924       44,151
Earnings before income taxes and
extraordinary item..................         62,499        60,811       40,561
Income taxes  (Note 11) ............         27,052        26,182       17,461
Earnings before extraordinary item .         35,447        34,629       23,100

Extraordinary item:
     Loss on early extinguishment
     of debt, net of taxes..........         (2,195)            -            -
Net earnings........................       $ 33,252     $  34,629    $  23,100
Other comprehensive earnings (loss)
  Unrealized gain (loss) on mortgage-backed-
  securities and securities
  available-for-sale, net of taxes..         (7,577)         (311)       3,798
Comprehensive earnings..............       $ 25,675     $  34,318    $  26,898

Earnings per share  (Notes 12 and 15):
   Basic EPS before extraordinary  item    $   1.84     $    1.63    $    1.09
   Extraordinary  item..............           (.11)            -            -
   Basic EPS after extraordinary  item     $   1.73     $    1.63    $    1.09

   Diluted EPS before extraordinary item   $   1.83     $    1.60    $    1.07
   Extraordinary  item..............           (.12)            -            -
   Diluted EPS after extraordinary  item   $   1.71     $    1.60    $    1.07

 See accompanying notes to consolidated financial statements.


                                 FIRSTFED FINANCIAL CORP.  AND SUBSIDIARY
                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                              YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                          (Dollars In Thousands)

                                                                                            Accumulated
                                                                                               Other
                                                                                           Comprehensive
                                                          Retained                            Earnings
                                                          Earnings                             (Loss),
                                                          (Sub-        Loan to                 Net of
                                            Additional   stantially     ESOP                   Taxes
                                     Common   Paid-In    Restricted)  (Notes 12   Treasury    (Notes 3
                                      Stock   Capital    (Note 12)     and 13)     Stock       and 4)      Total


Balance, December 31, 1996...          $115    $28,677    $183,965    $(2,132)   $(11,885)    $(4,190)    $194,550
Exercise of employee stock options        -        892           -          -           -           -          892
Net decrease in loan to employee
  stock ownership plan.....               -          -           -        388           -           -          388
Unrealized gain on securities
 available-for-sale, net of taxes         -          -           -          -           -       3,798        3,798
Benefit from stock option tax
  adjustment...............               -         59           -          -           -           -           59
Net earnings 1997..........               -          -      23,100          -           -           -       23,100

Balance, December 31, 1997.             115     29,628     207,065     (1,744)    (11,885)       (392)     222,787
Exercise of employee stock options        1        452           -          -           -           -          453
Net decrease in loan to employee
 stock ownership plan......               -          -           -        911           -           -          911
Stock split in form of stock dividend
  (Note 12)................             115       (115)          -          -           -           -            -
Unrealized loss on securities
 available-for-sale, net of taxes         -          -           -          -           -        (311)        (311)
Common stock repurchased
  (100,800) shares.........               -          -           -          -      (1,469)          -       (1,469)
Net earnings 1998..........               -          -      34,629          -           -           -       34,629
Balance, December 31, 1998.             231     29,965     241,694       (833)    (13,354)       (703)     257,000

Exercise of employee stock options        2      1,098           -          -           -           -        1,100
Net increase in loan to employee
 stock ownership plan......               -          -           -       (926)          -           -         (926)
Benefit from stock option tax
 adjustment................               -        498           -          -           -           -          498
Unrealized loss on securities
 available-for-sale, net of taxes         -          -           -          -           -      (7,577)      (7,577)
Common stock repurchased
  (3,298,150) shares.......               -          -           -          -     (52,214)          -      (52,214)
Net earnings 1999..........               -          -      33,252          -           -           -       33,252
Balance, December 31, 1999.            $233   $ 31,561    $274,946    $(1,759)   $(65,568)    $(8,280)    $231,133

See accompanying notes to consolidated financial statements.



                    FIRSTFED FINANCIAL CORP.  AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                           (Dollars In Thousands)

                                                        1999          1998         1997
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings........................                 $ 33,252      $ 34,629      $ 23,100
Adjustments to reconcile net earnings to
 net cash provided by operating activities:
  Net change in loans held-for-sale.                   14,147        23,932       (34,187)
  Depreciation and amortization.....                    2,645         1,546         1,775
  Provision for losses on loans.....                        -         7,200        20,500
  Provision (benefit) for losses on real
  estate owned......................                      (54)          572         1,639
  Valuation adjustments on real estate sold            (2,542)       (6,591)        3,795
  Amortization of fees and discounts                     (597)       (1,549)       (1,503)
  Decrease in servicing asset.......                      318         2,059           387
  Change in deferred taxes..........                   (1,643)       (6,988)        2,919
  Decrease in tax interest accrual..                     (150)         (881)       (7,182)
  (Increase) decrease in interest and dividends
   receivable.......................                    1,651         3,514           (80)
  Increase (decrease) in interest payable              (6,819)        2,775           633
  Increase in other assets..........                   (2,767)       (5,158)       (1,237)
  Increase (decrease) in accrued expenses and
   other liabilities................                   (2,074)        2,487           876
   Total  adjustments...............                    2,115        22,918       (11,665)
    Net cash provided by operating activities          35,367        57,547        11,435

CASH FLOWS FROM INVESTING ACTIVITIES:
Loans made to customers and principal collections
 on loans...........................                 (149,842)      288,360      (121,095)
Loans repurchased under recourse arrangements          (1,242)       (1,765)       (7,899)
Loans purchased.....................                 (121,522)            -             -
Proceeds from sales of real estate owned               15,980        29,150        53,263
Proceeds from maturities and principal payments
 of investment securities available-for-sale            6,809        23,892        37,912
Principal reductions of mortgage-backed
 securities available-for-sale......                  117,440       118,801        76,923
Purchases of investment securities
 available-for-sale.................                  (96,300)      (39,061)      (28,400)
Redemption of FHLB stock............                    4,823             -        (2,186)
Other...............................                   (5,536)        1,104        (1,288)
     Net cash provided by investing activities       (229,390)      420,481         7,230

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits.                  (74,552)      192,262       (13,801)
Net increase (decrease) in short term borrowings      347,463      (706,498)       51,188
Repayment of long term borrowings...                  (50,000)            -       (50,000)
Purchases of treasury stock.........                  (52,214)       (1,353)            -
Other...............................                   (1,147)          706        (5,319)
    Net cash provided (used) by financing activities  169,550      (514,883)      (17,932)
Net increase in cash and cash
 equivalents........................                  (24,473)      (36,855)          733
Cash and cash equivalents at beginning of year        126,280       163,135       162,402
Cash and cash equivalents at end of year             $101,807      $126,280      $163,135

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

Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its subsidiary, the Bank. The Bank maintains 24 full-service savings branches in Southern California. The Bank's primary business consists of attracting retail deposits from the general public and originating loans secured by mortgages on residential real estate. All significant inter-company balances and transactions have been eliminated in consolidation. Certain items in the 1997 and 1998, consolidated financial statements have been reclassified to conform to the 1999 presentation.

Statement of Cash Flows

      For purposes of reporting cash flows, cash and cash equivalents include cash, overnight investments and securities purchased under agreements to resell with maturities within 90 days of the date of purchase.

Financial Instruments

      Generally Accepted Accounting Principles ("GAAP") requires the disclosure of the fair value of financial instruments, whether or not recognized on the Statement of Financial Condition, for which it is practicable to estimate the value. A significant portion of the Bank's assets and liabilities are financial instruments as defined under GAAP. Fair values, estimates and assumptions are set forth in Note 16, Fair Value of Financial Instruments.

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

      Securities designated as available-for-sale are recorded at fair value. Changes in the fair value of debt securities available-for-sale are included in stockholders' equity as unrealized gains (losses) on securities available-for-sale, net of taxes. Unrealized losses on available-for-sale securities, reflecting a decline in value judged to be other than temporary, are charged to earnings in the Consolidated Statements of Operations and Comprehensive Earnings. Unrealized gains or losses on available-for-sale securities are computed on a specific identification basis.

      The Bank did not hold any trading securities at December 31, 1999 or 1998.

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

Impaired Loans

      The Bank evaluates loans for impairment whenever the collectibility of contractual principal and interest payments is questionable. A loan is impaired when, based on current circumstances and events, a creditor will be unable to collect all amounts contractually due under a loan agreement. Large groups of smaller balance homogenous loans that are collectively evaluated for impairment are not subject to the evaluation of impairment on an individual basis.

      Cash payments received from impaired loans are recorded in accordance with the contractual terms of the loan. The principal portion of the payment is used to reduce the principal balance of the loan, whereas the interest portion is recognized as interest income.

Non-Accrual Loans

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

     General allowances are provided for all loans, regardless of any specific allowances provided. The determination of the Bank's general allowance for loan losses is based on estimates that are affected by changes in the regional or national economy and market conditions. The Bank's management believes, based on economic and market conditions, that the general allowance for loan losses is adequate as of December 31, 1999 and 1998. Should there be an economic or market downturn or if market interest rates increase significantly, the Bank could experience a material increase in the level of
loan  defaults  and   charge-offs.

Loan Origination Fees and Costs

     Loan origination fees and certain direct loan origination costs are deferred and recognized over the lives of the related loans as an adjustment of loan yields using the interest method. When a loan is repaid or sold, any unamortized net deferred fee balance is credited to income.

Gain or Loss on Sale of Loans

     The Bank primarily sells its mortgage loans on a servicing released basis and recognizes cash gains or losses immediately in its Statement of Operations and Comprehensive Earnings. The Bank has previously sold mortgage loans and loan participation's on a servicing retained basis with yield rates to the buyer based upon the current market rates which may differ from the contractual rate of the loans sold. Under GAAP, servicing assets or liabilities and other retained interests are required to be recorded as an allocation of the carrying amount of the loans sold based on the estimated relative fair values of the loans sold and any retained interests, less liabilities incurred. Servicing assets are evaluated for impairment based on the asset's fair value. The Bank estimates fair values by discounting servicing assets cash flows using discount and prepayment rates that it believes market participants would use. The Bank had no such activity in 1999, 1998 and 1997.

      Servicing  assets  arising  from the sale of loans are included in other assets and were  $2,367,000  and  $2,685,000  at  December  31, 1999 and 1998,
respectively.  No  additional  servicing  assets were  recorded in 1999,  1998 and 1997.

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

      The recognition of gain on the sale of real estate is dependent on a number of factors relating to the nature of the property, terms of sale, and any future involvement of the Bank or its subsidiaries in the property sold. If a real estate transaction does not meet certain down payment, cash flow and loan amortization requirements, gain is deferred and recognized under an alternative method.

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

 Earnings Per Share

      The Company reports both basic and diluted net earnings per share. Basic net earnings per share is determined by dividing net earnings by the average number of shares of common stock outstanding, while diluted net earnings per share is determined by dividing net earnings by the average number of shares of common stock outstanding adjusted for the dilutive effect of common stock equivalents. Earnings per share have been adjusted to reflect a two-for-one split during 1998.

Comprehensive Earnings

      GAAP establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive earnings consists of net earnings and net unrealized gains (losses) on securities available-for-sale and is presented in the consolidated statements of operations and comprehensive earnings and consolidated statements of stockholders' equity. The Statement requires only additional disclosures in the consolidated statements; it does not affect the Company's financial position or results of operations.

Segments Information and Disclosures

      GAAP establishes standards to report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim reports to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement did not have a material effect on the consolidated financial statements or disclosures. The Company manages its business as one segment.

Recent Accounting Pronouncements

      In June of 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires recognition of all derivatives as either assets or liabilities in the statement of financial condition and the measurement of those instruments at fair value. Recognition of changes in fair value will be recognized into income or as a component of other comprehensive income depending upon the type of the derivative and its related hedge, if any. As amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 133 is effective for all fiscal quarter of all fiscal years beginning after June 15, 2000. Early implementation is permitted under this statement. The Company has not adopted early implementation and management has not yet determined the impact of
implementing  this  statement  on  its  financial   condition  or  results  of
operations.


(2)  Investment Securities

      The amounts advanced under agreements to resell securities (repurchase agreements) represent short-term investments. During the agreement period the securities are maintained by the dealer under a written custodial agreement that explicitly recognizes the Bank's interest in the securities. The Bank had $67,000,000 and $71,000,000 in agreements to resell securities at December 31, 1999 and 1998, respectively which are classified as cash and cash equivalents in the accompanying Consolidated Statements of Financial Condition. Securities purchased under agreements to resell averaged $76,705,000 and $101,637,000 during 1999 and 1998, and the maximum amounts outstanding at any month end during 1999 and 1998 were $252,000,000 and $147,000,000 respectively.

      Investment securities, available-for-sale, are recorded at fair value and summarized below for the periods indicated:
                                               1999
                                            Gross        Gross
                            Historical   Unrealized   Unrealized     Fair
                              Value        Gains        Losses       Value
                                      (Dollars In Thousands)
United States Government
  and federal agency
  obligations...........     $ 38,467     $   1       $  (647)     $ 37,821
Collateralized
  Mortgage Obligations..      115,704         -        (2,330)      113,374
                             $154,171     $   1       $(2,977)     $151,195


                                               1998
                                            Gross        Gross
                             Historical  Unrealized   Unrealized     Fair
                               Value        Gains       Losses       Value
                                      (Dollars In Thousands)
United States Government
  and federal agency
  obligations...........     $ 28,456     $   4       $  (521)     $ 27,939
Collateralized
  Mortgage Obligations..       36,380        78          ( 64)       36,394
                             $ 64,836     $  82       $  (585)     $ 64,333

      Related maturity data for U.S. government and agency securities, available-for-sale, is summarized below for the period indicated:

                                               1999
                                            Gross       Gross
                             Historical  Unrealized  Unrealized     Fair
                                Value       Gains       Losses      Value
                                       (Dollars In Thousands)

Maturing within 1 year..     $    300     $   1       $     -      $    301
Maturing 1 to 5 years...       38,167         -          (647)       37,520
                             $ 38,467     $   1       $  (647)     $ 37,821


     Collateralized Mortgage Obligations as of December 31, 1999 all have expected maturities within five years. There were no sales of investment securities during 1999, 1998 or 1997. Accrued interest on investments was $1,215,000 and $693,000 at December 31, 1999 and 1998, respectively.

3)  Mortgage-backed Securities

     Mortgage-backed securities, available-for-sale, are due through the year 2035 and are summarized below for the periods indicated:

                                                1999
                                             Gross       Gross
                             Historical   Unrealized  Unrealized      Fair
                                Value        Gains       Losses       Value
                                       (Dollars In Thousands)

         FNMA...........    $  16,601      $ 10     $   (390)     $  16,221
         FHLMC..........      423,351        21      (10,952)       412,420
         Total..........    $ 439,952      $ 31     $(11,342)     $ 428,641


                                                1998
                                             Gross       Gross
                             Historical  Unrealized  Unrealized       Fair
                               Value        Gains      Losses         Value
                                       (Dollars In Thousands)

         FNMA...........    $  19,038      $ 85     $      -      $  19,123
         FHLMC..........      538,352        40         (836)       537,556
         Total..........    $ 557,390      $125     $   (836)     $ 556,679



      There were no mortgage-backed securities created with loans originated by the Bank in 1999, 1998 or 1997. There were no sales of mortgage-backed securities during 1999, 1998 or 1997.

      Accrued  interest  receivable  related  to  mortgage-backed   securities
outstanding at December 31, 1999 and 1998 totaled $4,135,000 and $5,556,000 respectively.

4)  Loans Receivable

      Loans receivable are summarized as follows:
                                                1999           1998
                                               (Dollars In Thousands)
Real estate loans:
  First trust deed residential loans:
    One to four units..........             $1,813,783     $1,564,392
    Five or more units.........              1,123,308      1,127,228
    Residential loans..........              2,937,091      2,691,620
  Other real estate loans:
    Commercial and industrial..                183,194        181,772
    Second trust deeds.........                 13,489         15,357
 Real estate loans.............              3,133,774      2,888,749
Non-real estate loans:
  Manufactured housing.........                    613            893
  Deposit accounts.............                    683          1,002
  Business banking loans.......                  8,140          1,259
  Consumer.....................                    593            621
      Loans receivable.........              3,143,803      2,892,524
Less:
  General loan valuation allowance              69,954         67,638
  Valuation allowances for impaired loans        2,596          7,634
  Unearned loan fees...........                 10,706          9,031
      Subtotal.................              3,060,547      2,808,221
Less:
  Loans held-for-sale..........                  2,303         16,450
      Loans receivable, net....             $3,058,244     $2,791,771

      Loans  serviced  for  others  totaled  $377,661,000,   $424,908,000  and
$519,353,000 at December 31, 1999, 1998 and 1997, respectively.

      The Bank had outstanding commitments to fund $105,649,000 in real estate loans at December 31,1999. The Bank had outstanding commitments to sell real estate loans of $958,000 at December 31, 1999.

      Accrued interest receivable related to loans outstanding at December 31, 1999 and 1998 totaled $16,220,000 and $18,052,000 respectively.

      Loans delinquent greater than 90 days or in foreclosure were $13,846,000 and $29,315,000 at December 31, 1999 and 1998, respectively, and the related allowances for delinquent interest were $720,000 and $1,896,000 respectively.

      Loans originated upon the sale of real estate totaled $4,792,000, $9,966,000, and $31,649,000 during 1999, 1998 and 1997, respectively.

      See Note 9 for loans which were pledged as security for borrowings.

      The following is a summary of the activity in general loan valuation allowances and impaired valuation allowances for the periods indicated:

                                                  General    Impaired
                                                 Valuation  Valuation
                                                 Allowance  Allowance    Total
                                                      (Dollars In Thousands)

      Balance at December 31, 1996 .............  $54,900    $12,350   $67,250
      Provision for loan losses.................   13,155      7,345    20,500
      Charge-offs...............................   (9,419)   (10,064)  (19,483)
      Recoveries................................    6,835        144     6,979
      Transfer of general valuation allowance for
       loans to repurchase liability ...........   (4,234)         -    (4,234)
      Balance at December 31, 1997..............   61,237      9,775    71,012
      Provision for loan losses.................    6,560        640     7,200
      Charge-offs...............................   (3,208)    (2,781)   (5,989)
      Recoveries................................    3,049          -     3,049
      Balance at December 31, 1998..............   67,638      7,634    75,272
      Charge-offs...............................   (1,362)    (5,038)   (6,400)
      Recoveries................................    3,678          -     3,678
      Balance at December 31, 1999..............  $69,954    $ 2,596   $72,550

      The Bank has loss exposure on certain loans sold with recourse. The dollar amount of loans sold with recourse totaled $178,723,000 and
$203,022,000 at December 31, 1999 and 1998, respectively. The maximum potential recourse liability totaled $33,674,000 and $37,267,000 at December 31, 1999 and December 31, 1998, respectively.

      The Bank maintains a repurchase liability for loans sold with recourse. This liability is included in accrued expenses and other liabilities in the Consolidated Statements of Financial Condition. The following is a summary of the activity in the repurchase liability for the periods indicated (dollars in thousands):


            Balance at December 31, 1996..............    $ 8,398
            Transfer from general valuation allowance.      4,234
            Recoveries, net of charge-offs............        397
            Balance at December 31, 1997..............     13,029
            Charge-offs, net of recoveries............       (483)
            Balance at December 31, 1998..............     12,546
            Recoveries, net of charge-offs............        278
            Balance at December 31, 1999..............    $12,824

      The following is a summary of impaired loans, net of valuation allowances for impairment, for the periods indicated:
                                                        1999         1998
                                                      (Dollars In Thousands)

      Non-accrual loans.........................     $  2,079     $  5,934
      Modified loans............................        6,534        5,976
      Other impaired loans......................        2,820        5,613
                                                      $11,433      $17,523

      The Bank considers a loan to be impaired when management believes that it is probable that the Bank will be unable to collect all amounts due under the contractual terms of the loan. Estimated impairment losses are included in the Bank's impairment allowances. At December 31, 1999, the total recorded amount of loans for which impairment had been recognized in accordance with SFAS No. 114 was $11,433,000 (after deducting $2,596,000 of impairment allowances attributable to such loans). The Bank's impaired non-accrual loans consist of single family loans with an outstanding principal amount greater than or equal to $500,000 and multi-family loans with an outstanding principal amount greater than or equal to $750,000.

      All impaired loans as of December 1998 had valuation allowances established. As of December 1999 and December 1997, impaired loans totaling $2,079,000 and $2,540,000, respectively, had no valuation allowances established.

      The average recorded investment in impaired loans during the years ended December 31, 1999, 1998 and 1997 was $11,448,000, $17,546,000 and
$24,459,000 respectively. The amount of interest income recognized for impaired loans during the years ended December 31, 1999, 1998 and 1997 was $1,045,000, $1,289,000, and $1,913,000 respectively, under the cash basis method of accounting. Interest income recognized under the accrual basis method of accounting for the years ended December 31, 1999, 1998 and 1997 totaled $997,000, $1,287,000 and $1,900,000, respectively. There were no commitments to lend additional funds to borrowers whose loan terms have been modified.

(5) Real Estate

      Real estate consists of the following:

                                                       1999          1998
                                                      (Dollars In Thousands)
      Real estate acquired by
      (or deed in lieu of) foreclosure ("REO")..       $2,552       $5,255
      Valuation allowance.......................         (350)        (500)
                                                        2,202        4,755
      Real estate held-for-investment...........           34           36
        Real estate, net........................       $2,236       $4,791


      Listed below is a summary of the activity in the general valuation allowance for real estate owned for the periods indicated (dollars in thousands):

      Balance, December 31, 1996................   $  521
      Provision for losses on REO...............    1,639
      Charge-offs...............................   (1,660)
      Balance at December 31, 1997..............      500
      Provision for losses on REO...............      572
      Charge-offs...............................     (572)
      Balance at December 31, 1998..............      500
      Provision for losses on REO...............      (54)
      Charge-offs...............................      (96)
      Balance at December 31, 1999..............   $  350


The following table summarizes real estate operations, net:

                                                        December 31,
                                              1999          1998         1997
                                                  (Dollars In Thousands)
Net income (loss) from operations
 Gain on sales of REO...............        $ 3,852       $ 3,320      $ 5,213
 Other REO operations...............           (635)       (2,138)      (5,193)
    Real estate operations, net ....        $ 3,217       $ 1,182      $    20


      The Bank  acquired  $10,831,000,  $17,096,000  and  $49,150,000  of real estate in settlement of loans during 1999, 1998 and 1997, respectively.

6) Office Properties, Equipment and Lease Commitments

      Office properties and equipment, at cost, less accumulated depreciation and amortization, are summarized as follows:
                                                      1999         1998
                                                    (Dollars In Thousands)

      Land......................................     $  3,061    $  3,061
      Office buildings..........................        4,592       4,594
      Furniture, fixtures and equipment.........       15,089      15,117
      Leasehold improvements....................        9,495       8,671
      Other.....................................           56          44
                                                       32,293      31,487
      Less accumulated depreciation and amortization   20,548      19,668
                                                     $ 11,745    $ 11,819

      The Bank is obligated under noncancelable operating leases for periods ranging from five to thirty years. The leases are for certain of the Bank's office facilities. Approximately half of the leases for office facilities contain five and ten year renewal options. Minimum rental commitments at December 31, 1999 under all noncancelable leases are as follows (dollars in thousands):


                        2000................................    $ 3,920
                        2001................................      3,538
                        2002................................      3,437
                        2003................................      3,309
                        2004................................      3,234
                        Thereafter..........................     11,539
                                                                $28,977

      Rent payments under these leases were $3,946,000, $4,055,000 and $4,325,000 for 1999, 1998 and 1997, respectively. Certain leases require the Bank to pay property taxes and insurance. Additionally, certain leases have rent escalation clauses based on specified indices.

(7) Federal Home Loan Bank Stock

      The Bank's investment in FHLB stock at December 31, 1999 and 1998 was $71,722,000 and $72,700,000, respectively. The FHLB provides a central credit facility for member institutions. As a member of the FHLB system, the Bank is required to own capital stock in the FHLBSF in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid home loans, home purchase contracts and similar obligations at the end of each calendar year, assuming for such purposes that at least 30% of its assets were home mortgage loans, or 5% of its advances (borrowings) from the FHLBSF. The Bank was in compliance with this requirement at December 31, 1999. The Bank's investment in FHLB stock was pledged as collateral for advances from the FHLB at December 31, 1999 and 1998. The fair value of the Bank's FHLB stock approximates book value due to the Bank's ability to redeem such stock with the FHLB at par value. Accrued dividends on FHLB stock totaled $975,000 and $1,071,000 as of December 31, 1999 and December 31, 1998, respectively.

(8)  Deposits

      Deposit account balances are summarized as follows:

                                                       1999                1998
                                                 Amount      %         Amount      %
                                                        (Dollars In Thousands)

Variable rate non-term accounts:
  Money market deposit accounts (weighted
   average rate of 4.34% and 3.91%)           $  446,771    22%     $  293,159    14%
  Interest-bearing checking accounts
   (weighted average rate of 1.06% and
   1.06%)..........................              111,366     5         108,211     5
  Passbook accounts (weighted average
   rate of 2.00% and 2.01%)........               78,547     4          84,132     4
  Non-interest bearing checking accounts         144,310     7         137,822     6
                                                 780,994    38         623,324    29
Fixed-rate term certificate accounts:
  Under six-month term (weighted average
   rate of 5.21% and 4.18%)........              113,324     5          62,642     3
  Six-month term (weighted average rate of
   5.68% and 5.14%)................              322,696    16         301,313    14
  Nine-month term (weighted average rate of
   5.73% and 5.42%)................              250,460    12         438,443    21
  One year to 18 month term (weighted
   average rate of 4.99% and 5.14%)              284,464    14         263,291    12
  Two year or 30 month term (weighted
    average rate of 5.13% and 5.28%)              19,081     1          23,015     1
  Over 30-month term (weighted average rate
    of 5.33% and 5.79%)............               36,529     2         103,030     5
  Negotiable certificates of $100,000 and
   greater, 30 day to one year terms (weighted
   average rate of 5.20% and 5.08%)              253,809    12         320,851    15
                                               1,280,363    62       1,512,585    71
   Total Deposits (weighted average rate of
     4.42% and 4.36%)..............           $2,061,357   100%     $2,135,909   100%


      Certificates of deposit, placed through five major national brokerage firms, totaled $445,945,000 and $494,224,000 at December 31, 1999 and 1998,
respectively.

      Cash payments for interest on deposits (including interest credited) totaled $90,604,000, $93,793,000 and $92,152,000 during 1999, 1998 and 1997, respectively. Accrued interest on deposits at December 31, 1999 and 1998 totaled $8,284,000 and $11,417,000, respectively, and is included in accrued expenses and other liabilities in the accompanying Consolidated Statements of Financial Condition.

      The following table indicates the maturities and weighted average interest rates of the Bank's deposits at December 31, 1999:

                     Non-Term                                                    There-
                     Accounts        2000        2001        2002      2003      after       Total
                                                 (Dollars In Thousands)
Deposits at
 December 31, 1999   $780,994    $1,239,291    $20,587    $ 6,548    $6,927    $ 7,010    $2,061,357
Weighted average
 interest rates..        2.85%         5.39%      5.18%      5.48%     5.57%      4.70%         4.42%



      Interest expense on deposits is summarized as follows:

                                              1999        1998        1997
                                                 (Dollars In Thousands)

      Passbook accounts.............       $  1,618    $  2,050    $ 1,750
      Money market deposits and
       interest-bearing checking accounts    17,035       9,308      5,705
      Certificate accounts..........         68,546      86,301     85,223
                                           $ 87,199    $ 97,659    $92,678

(9)  Federal Home Loan Bank Advances and Other Borrowings

     Federal Home Loan Bank (FHLB) advances and other borrowings consist of the following:

                                                            1999        1998
                                                        (Dollars In Thousands)
   Advances from the FHLB of San Francisco with a
    weighted average interest rate of 5.91% and 5.43%,
    respectively, secured by FHLB stock and certain
    real estate loans with unpaid principal balances of
    approximately $2.4 billion at December 31, 1999,
    advances mature through 2009........                $1,169,000    $714,000
    10 Year Senior Unsecured Notes with an interest
    rate of 11.75%, due 2004...........                          -      50,000
                                                        $1,169,000    $764,000


     At December 31, 1999 and 1998, accrued interest payable on FHLB advances and other borrowings totaled $190,000 and $2,050,000, respectively, which is included in accrued expenses and other liabilities in the accompanying Consolidated Statements of Financial Condition.

     The Bank has a credit facility with the FHLB in the form of FHLB advances and letters of credit which allow borrowings up to 40% of the Bank's assets, as computed for regulatory purposes, or approximately $1,543,000,000 at December 31, 1999 with terms up to 30 years.

     The Company redeemed its $50,000,000 senior unsecured 11.75% notes with premium and related costs totaling $2,195,000, net of taxes during 1999. The premium is disclosed as an extraordinary item in the accompanying Consolidated Statements of Operations and Comprehensive Earnings.

      The following is a summary of borrowing maturities at December 31, 1999 (dollars in thousands):

                        2000..................  $   920,000
                        2001...................      52,000
                        2002...................      20,000
                        2003...................      17,000
                        2004...................     130,000
                        2005...................      10,000
                        2006...................       5,000
                        2008...................      10,000
                        2009...................       5,000
                                                 $1,169,000

     Cash payments for interest on borrowings (including reverse repurchase agreements) totaled $77,372,000, $101,757,000 and $110,991,000 during 1999,
1998 and 1997, respectively.


     Interest expense on borrowings is comprised of the following for the years indicated:


                                             Year Ended December 31,

                                           1999       1998         1997
                                             (Dollars In Thousands)
        FHLB Advances...............     $48,077    $53,116    $  70,004
        Reverse Repurchase Agreements     20,396     29,915       34,335
       10 Year Senior Unsecured Notes      5,459      5,875        5,875
        Other.......................        (100)       (74)       1,334
                                         $73,832    $88,832     $111,548

     Other interest expense in 1999 and 1998 includes the reversal of accrued interest due to the IRS. See Note 11.

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

     At December 31, 1999, $363,635,000 in reverse repurchase agreements were collateralized by mortgage-backed securities with principal balances totaling $397,003,000 and fair values totaling $386,372,000. At December 31, 1998,
$471,172,000 in reverse repurchase agreements were collateralized by mortgage-backed securities with principal balances totaling $491,089,000 and fair values totaling $490,354,000.

     The  weighted   average  interest  rates  for  borrowings  under  reverse
repurchase agreements were 5.76% and 5.37%, respectively, as of December 31, 1999 and December 31, 1998.

     Securities sold under agreements to repurchase averaged $390,691,000 and $514,498,000 during 1999 and 1998, respectively, and the maximum amounts outstanding at any month-end during 1999 and 1998 were $469,655,000 and $576,514,000 respectively.


     The following is a summary of maturities at December 31, 1999 (dollars in thousands):

                        Up to 30 days...........  $106,850
                        30 to 90 days...........   233,567
                        Over 90 to 182 days.....    23,218
                                                  $363,635

     Accrued interest on securities sold under agreements to repurchase which is included in accrued expenses and other liabilities in the accompanying Consolidated Statements of Financial Condition was $3,561,000 and $5,657,000 at December 31, 1999 and 1998, respectively.

(11)  Income Taxes

      Income taxes (benefit) consist of the following:

                                           1999         1998         1997
                                               (Dollars In Thousands)
      Current:
        Federal.....................     $20,093     $ 24,936     $ 14,311
        State.......................       8,602        8,234          231
                                          28,695       33,170       14,542
      Deferred:
        Federal.....................        (456)      (5,812)      (1,502)
        State.......................      (1,187)      (1,176)       4,421
                                          (1,643)      (6,988)       2,919
      Total:
        Federal.....................      19,637       19,124       12,809
        State.......................       7,415        7,058        4,652
                                         $27,052     $ 26,182     $ 17,461

     A reconciliation of the statutory federal corporate income tax rate to the Company's effective income tax rate follows:
                                                    1999      1998      1997

      Statutory federal income tax rate             35.0%     35.0%     35.0%
      Increase in taxes resulting from:
        State franchise tax, net of federal income
         tax benefit...................              7.7       7.5       7.4
        Core deposit intangibles.......              0.1       0.1       0.1
         Other, net....................              0.5       0.5       0.5
          Effective rate...............             43.3%     43.1%     43.0%



     Cash payments for income taxes totaled $29,609,000, $31,762,000 and $21,310,000 during 1999, 1998 and 1997, respectively. The Company received cash refunds totaling $48,000 and $1,158,000 during 1998 and 1997, respectively. No refunds were received during 1999.

     Current income taxes receivable at December 31, 1999 and 1998 were $325,000 and $98,000 respectively.

     Listed below are the significant components of the net deferred tax (asset) and liability:
                                                       1999           1998
                                                     (Dollars In Thousands)
Components of the deferred tax asset:
  Bad debts...............................          $(35,371)      $(32,819)
  Pension expense.........................            (3,640)        (2,802)
  State taxes.............................            (3,516)        (3,484)
  IRS interest accrual....................              (160)          (229)
Tax effect of unrealized loss on
   securities available-for-sale..........            (6,007)          (510)
  Other...................................            (1,857)        (1,764)
    Total deferred tax asset..............           (50,551)       (41,608)
Components of the deferred tax liability:
  Loan fees...............................            15,380         17,171
  Loan sales..............................             1,041          1,178
  FHLB stock dividends....................            16,011         14,294
  Other...................................             2,573            559
   Total deferred tax liability...........            35,005         33,202
Net deferred tax asset....................          $(15,546)      $ (8,406)
  Net federal deferred tax asset..........          $(13,926)      $ (9,399)
  Net state deferred tax liability (asset)            (1,620)           993
Net deferred tax asset....................          $(15,546)      $ (8,406)

     The Company provides for recognition and measurement of deductible temporary differences to the extent that it is more likely than not that the deferred tax asset will be realized. The Company did not have a valuation allowance for the deferred tax asset at December 31, 1999 and 1998, as it is more likely than not that the deferred tax asset will be realized through loss carrybacks and the timing of future reversals of existing temporary differences.

     The Internal Revenue Service ("IRS") has examined the Company's consolidated federal income tax returns for tax years up to and including 1992. The adjustments proposed by the IRS were primarily related to temporary differences as to the recognition of certain taxable income and expense items. While the Company had provided for deferred taxes for federal and state purposes, the change in the period of recognition of certain income and expense items resulted in interest due to the IRS and Franchise Tax Board ("FTB"). As a result, the Company paid $7,392,000 in interest to the IRS and FTB and accrued an additional $210,000 in interest during 1997. During 1998, the Company paid $598 thousand in interest to the IRS and FTB and reversed $300 thousand. During 1999, the Company recorded a $150,000 net reversal of accrued interest. The total amount of accrued interest payable for amended returns, yet to be filed, recorded as a liability in the Consolidated Statements of Financial Condition, was $350,000 and $500,000 as of December 31, 1999 and December 31, 1998, respectively.

     As a result of legislation enacted during 1996, the Bank is required to use the specific charge-off method of accounting for debts for all periods beginning after 1995. Prior to this legislation, the Bank used the reserve method of accounting for bad debts. The Consolidated Statements of Financial Condition at December 31, 1999 and 1998 did not include a liability of $5,356,000 related to the adjusted base year bad debt reserve. This reserve was created when the Bank was on the reserve method.

(12) Stockholders' Equity and Earnings Per Share

     The Company's stock charter authorizes 5,000,000 shares of serial preferred stock. As of December 31, 1999 no preferred shares had been issued.

     The Company's Board of Directors declared a two-for-one stock split on June 25, 1998 to stockholders of record on July 15, 1998. The additional shares were distributed on July 30, 1998.

      The following is the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years indicated:


                              For the Year Ended                For the Year Ended               For the Year Ended
                              December 31, 1999                 December 31, 1998                December 31, 1997
                                                 Per                               Per                                 Per
                        Earnings     Shares      Share    Earnings     Shares      Share    Earnings      Shares       Share
                       (Numerator)(Denominator)  Amount  (Numerator) (Denominator) Amount  (Numerator) (Denominator)   Amount
                                                      (Dollars in thousands except per share data)

Basic EPS
Earnings before
  extraordinary item     $35,447    19,234,869    $1.84    $34,629    21,181,859    $1.63     $23,100    21,139,544    $1.09
Extraordinary item, net
  of taxes......          (2,195)            -     (.11)         -             -        -           -             -        -
Net earnings....         $33,252    19,234,869    $1.73    $34,629    21,181,859    $1.63     $23,100    21,139,544    $1.09

Diluted EPS
Earnings before
  extraordinary item     $35,447    19,234,869    $1.84    $34,629    21,181,859    $1.63     $23,100    21,139,544    $1.09
Options-common stock
  equivalents...                       168,183                           407,518                            354,472
Earnings before
  extraordinary item      35,447    19,403,052     1.83     34,629    21,589,377     1.60      23,100    21,494,016     1.07
Extraordinary item, net
  of taxes......          (2,195)            -     (.12)         -             -        -           -             -        -
Net earnings...          $33,252    19,403,052    $1.71    $34,629    21,589,377    $1.60     $23,100    21,494,016    $1.07


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

      Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk weighted assets (as defined). Management believes, as of December 31, 1999, that the Bank meets all capital adequacy requirements to which it is subject.

      As of December 31, 1999, the most recent notification from the OTS indicated that the Bank was well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since December 31, 1999 that management believes have changed the Bank's classification.

The following table summarizes the Bank's regulatory capital and required capital for the years indicated (dollars in thousands):


                                                        December 31, 1999
                                                                    Tier 1
                                          Tangible      Core     Risk-based  Risk-based
                                          Capital     Capital      Capital     Capital

Actual Capital:
    Amount......................          $234,166    $234,166    $234,166    $262,178
    Ratio.......................              6.02%       6.02%      10.65%      11.92%
FIRREA minimum required capital:
    Amount......................          $ 58,390    $155,707           -    $175,923
    Ratio.......................              1.50%      4.00%           -        8.00%
FIDICIA well capitalized required capital:
    Amount......................                 -    $194,633    $131,942    $219,904
    Ratio.......................                 -        5.00%       6.00%      10.00%

                                                            December 31, 1998
                                                                    Tier 1
                                          Tangible      Core     Risk-based  Risk-based
                                          Capital     Capital      Capital     Capital
Actual Capital:
    Amount......................          $294,223    $294,223    $294,223    $320,720
    Ratio.......................              7.98%       7.98%      14.15%      15.43%
FIRREA minimum required capital:
    Amount......................          $ 55,280    $110,561           -    $166,297
    Ratio.......................              1.50%       3.00%          -        8.00%
FIDICIA well capitalized required capital:
    Amount......................                 -    $184,268    $124,722    $207,871
    Ratio.......................                 -        5.00%       6.00%      10.00%


     The payment of dividends is subject to certain federal income tax consequences. Specifically, the Bank is capable of paying dividends to the Company in any year without incurring tax liability only if such dividends do not exceed both the tax basis current year earnings and profits and accumulated tax earnings and profits as of the beginning of the year.

     Thirty days' prior notice to the OTS of the intent to declare dividends is required for the declaration of such dividends by the Bank. The OTS generally allows a savings institution which meets its fully phased-in capital requirements to distribute without OTS approval dividends up to 100% of the institution's net income for the applicable calendar year plus retained net income for the two prior calendar years. However, the OTS has the authority to preclude the declaration of any dividends or adopt more stringent amendments to its capital regulations.

     The Company may loan up to $6,000,000 to the Employee Stock Ownership Plan ("ESOP") under a line of credit loan. At December 31, 1999 and 1998, the loan to the ESOP totaled $1,759,000 and $833,000, respectively. Interest on the outstanding loan balance is due each December 31. Interest varies based on the Bank's monthly cost of funds. The average rates paid during 1999 and 1998 were 4.62% and 5.11%, respectively.

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

     Effective August 31, 1996, the Pension Plan was discontinued and benefits accrued to participants under the Pension Plan were distributed to participants in accordance with their instructions during 1997. The Pension Plan's assets exceeded its liabilities by $106,000, which reverted back to the Bank and are included in the Company's 1997 Consolidated Statement of Operations and Comprehensive Earnings.

     Effective January 1, 1997, the Bank made available to its employees a qualified defined contribution plan established under Section 401 (k) of the Internal Revenue Code, as amended (the "401(k) Plan"). Participants are permitted to make contributions on a pre-tax basis, a portion of which is matched by the Bank. The 401(k) Plan expense was $299,000 and $235,000 for 1999 and 1998, respectively.

     The Bank has a Supplementary Executive Retirement Plan ("SERP") which covers any individual employed by the Bank as its Chief Executive Officer or Chief Operating Officer. The pension expense for the SERP was $988,000, $795,000 and $628,000 in 1999, 1998 and 1997, respectively. The SERP is unfunded.

     The discount rate and rate of increase in future compensation levels used in determining the actuarial value of benefit obligations were 7.75% and 6.5%, respectively, as of December 31, 1999 and 1998. The discount rate and rate of increase in future compensation levels used in determining the pension cost for the SERP was 4.0% and 5.0% as of December 31, 1999 and 1998. The plan had no assets at December 31, 1999 or 1998.

     The following table sets forth the funded status of the SERP and amounts recognized in the Company's Statements of Financial Condition for the years indicated:
                                                             1999        1998
                                                         (Dollars In Thousands)
Change in Benefit Obligation
      Projected benefit obligation, beginning of the year  $ 6,472     $ 5,548
      Service cost....................................         316         201
      Interest cost...................................         411         378
      Benefits paid...................................        (286)       (286)
      Actuarial (gain)/loss...........................      (1,076)        631
      Projected benefit obligation, end of the year...     $ 5,837     $ 6,472

Change in Plan Assets
      Funded status...................................     $(5,837)    $(6,472)
      Unrecognized transition obligation..............         125         187
      Unrecognized prior service cost.................         688         822
      Unrecognized (gain)/loss........................         274       1,411
      Net amount recognized...........................     $(4,750)    $(4,052)

Components of Net Periodic Benefit Cost
      Service cost....................................     $   316     $   201
      Interest cost...................................         411         378
      Amortization of unrecognized transition obligation        63          63
      Amortization of unrecognized prior service cost.         135         135
      Amortization of unrecognized (gain)/loss........          60          18
      Pension (income)/cost...........................     $   985     $   795


     The projected benefit obligation, accumulated benefit obligation, and fair value of assets were $5,836,626, $4,473,664, and $0, respectively, at December 31, 1999, and $6,472,394, $4,569,322, and $0 respectively, at
December 31, 1998.

     The Bank has a profit sharing plan (the "ESOP") for all salaried employees and officers who have completed one year of continuous service. At December 31, 1999, the ESOP held 5.57% of outstanding stock of the Company. Profit sharing expense for the years ended December 31, 1999, 1998 and 1997 was $1,100,000, $1,000,000 and $501,000, respectively. The amount of the contribution made by the Bank is determined each year by the Board of Directors, but is not to exceed 15% of the participants' aggregated compensation. The Bank does not offer post retirement benefits under this plan.

Stock Compensation Plans

     At December 31, 1999, the Company had two stock-based compensation programs, which are described below. The Company applies APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock compensation plans.

Stock Option Programs

     The Company has an employee stock option program which is comprised of two plans. One of these plans, the 1983 Stock Option and Stock Appreciation
Rights Plan (the "1983 Plan"), expired in 1993 but some grants issued under that plan are still outstanding and exercisable. The 1983 Plan provided for the issuance of up to 3,142,000 shares of common stock to employees of the Bank. Under the 1994 Stock Option and Stock Appreciation Rights Plan (the"1994 Plan"), the Company may grant options to employees of the Bank for up to 3,000,000 shares of common stock, subject to limitations set forth under the 1994 Plan. Under both the 1983 Plan and the 1994 Plan, the exercise price of each option equals the market value of the Company's stock on the date of the grant, and an option's maximum term is 10 years. Options typically begin to vest on the second anniversary date of the grant under both plans.

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

      The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1999, 1998 and 1997, respectively: no dividend yield in any year; expected volatility of 38%, 35% and 35%; risk free interest rates of 6.6%, 4.7% and 6.5%; and expected average lives of 6, 6 and 10 years. The weighted-average grant date fair value of options granted during the year are $6.04, $7.85 and $5.15 for 1999, 1998 and 1997, respectively. The Company has elected to recognize forfeitures in the year they occur.

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

                                        1999       1998       1997
                              (Dollars In Thousands, Except Per Share Data)
Before Extraordinary Items:
             Earnings before
              extraordinary items:
             As reported.....         $35,447    $34,629    $23,100
             Pro forma.......         $35,085    $34,354    $22,910

            Earnings per share:

            Basic:
             As reported.....           $1.84      $1.63      $1.09
             Pro forma.......           $1.83      $1.62      $1.08

            Diluted:
             As reported.....           $1.83      $1.60      $1.07
             Pro forma.......           $1.81      $1.59      $1.06

After Extraordinary Items:
            Net earnings:
             As reported.....         $33,252    $34,629    $23,100
             Pro forma.......         $32,890    $34,354    $22,910

            Earnings per share:

            Basic:
             As reported.....           $1.73      $1.63      $1.09
             Pro forma.......           $1.71      $1.62      $1.08

            Diluted:
             As reported.....           $1.71      $1.60      $1.07
             Pro forma.......           $1.70      $1.59      $1.06


     Pro forma net earnings and earnings per share reflect only options granted since 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net earnings per share amounts presented above because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to January 1, 1995 is not considered.

      Information with respect to stock options follows:

         Options Outstanding                     1999        1998       1997
       (Weighted Average option prices)                 (In Shares)

Beginning of year ($9.84, $7.85 and $6.86)      713,500     707,914    639,062
      Granted ($16.13, $17.25 and $10.88)       181,130     168,790    226,700
      Exercised ($5.68, $8.55 and $7.72).      (193,785)    (52,990)  (115,538)
      Canceled ($13.64, $8.99 and $9.01).       (47,103)   (110,214)   (42,310)
      End of Year ($12.54, $9.84 and $7.85)     653,742     713,500    707,914
      Shares exercisable at December 31..
        ($7.97, $5.69 and $5.89).........       126,544     291,560    227,200

Restricted Stock Plan

      The Company also has a restricted stock plan. Under the 1991 Restricted Stock Plan (the "Restricted Stock Plan"), the Company may issue shares of restricted stock to employees of the Company and its subsidiaries, including officers and directors. A total of 1,000,000 shares have been reserved for issuance under the Restricted Stock Plan. As of December 31, 1999 and 1998, 878,740 shares and 880,540 shares are available for grant. All per share amounts have been adjusted for the two-for-one stock split declared June 25, 1998. The shares consist of previously issued shares reacquired by the Company. The shares typically vest in increments of 25% per year, beginning on the fourth anniversary of the grant date. As shares vest, they are released to the recipient, at which time the recipient will recognize ordinary income equal to the fair market value of the restricted stock at the time the restrictions lapse. During 1999 and 1998, 1,800 and 1,000 shares respectively were issued under this program. No shares were issued in 1997. Compensation costs related to shares granted under the Restricted Stock Plan have been recorded in previous periods.

(14) Parent Company Financial Information

      The following condensed parent company financial information should be read in conjunction with the other Notes to the Consolidated Financial Statements.

CONDENSED STATEMENTS OF FINANCIAL CONDITION
                                                          December 31,
                                                      1999           1998
                                                     (Dollars In Thousands)
Assets:
  Cash.........................                    $  3,089       $ 12,466
  Other assets.................                       1,728          1,333
  Investment in subsidiary.....                     226,734        294,819
                                                   $231,551       $308,618
Liabilities and Stockholders' Equity:
  Notes payable................                    $      -       $ 50,000
  Other liabilities............                         418          1,618
  Stockholders' equity.........                     231,133        257,000
                                                   $231,551       $308,618


                                                     Years Ended December 31,
CONDENSED STATEMENTS OF OPERATIONS AND              1999         1998        1997
       COMPREHENSIVE EARNINGS                          (Dollars In Thousands)

Dividends received from Bank...                    $99,554    $  5,875    $  5,875
Equity in undistributed (distributed) net
 earnings of subsidiary .......                    (60,508)     32,558      20,987
Other expense, net.............                     (5,794)     (3,804)     (3,762)
Net earnings...................                    $33,252     $34,629     $23,100

Other comprehensive earnings (loss), net
Net of taxes...................                     (7,577)       (311)      3,798
Comprehensive earnings.........                    $25,675     $34,318     $26,898


                                                      Years Ended December 31,
CONDENSED STATEMENTS OF CASH FLOWS                   1999        1998        1997
                                                       (Dollars In Thousands)

Net Cash Flows from Operating Activities:
  Net earnings........................            $ 33,252    $ 34,629    $ 23,100
  Adjustments to reconcile net earnings to
   net cash provided by operating
    activities:
  Equity in undistributed (distributed) net
   net earnings of subsidiary.........              60,508     (32,558)    (20,987)
  Write-off deferred issuance cost....               1,332           -           -
  Other...............................               1,326        (129)        577
  Net cash provided by operating activities         96,418       1,942       2,690
Cash Flows from Investing Activities:
  (Increase) Decrease in ESOP loan....                (926)        911         388
  Net cash (used) provided by investing
   Activities.........................                (926)        911         388
Cash Flows from Financing Activities:
  Repayment of long term borrowings...             (50,000)          -           -
  Premiums paid on early extinguishment of debt     (2,655)          -           -
  Purchase of treasury stock..........             (52,214)     (1,469)          -
  Other...............................                   -         482         952
Net cash provided (used by) financing activities  (104,869)       (987)        952
Net increase  in cash.................              (9,377)      1,866       4,030
Cash at beginning of period...........              12,466      10,600       6,570
Cash at end of period.................            $  3,089    $ 12,466    $ 10,600


(15) Quarterly Results of Operations: (unaudited)

      Summarized below are the Company's results of operations on a quarterly basis for 1999, 1998 and 1997:

                                          Provision                Non-                Basic      Diluted
                   Interest    Interest   For Loan     Other     Interest      Net     Earnings   Earnings
                    Income     Expense     Losses      Income    Expense     Earnings  Per Share  Per Share
                                          (Dollars In Thousands, Except Per Share Data)

  First quarter
  1999........   $  64,737    $ 39,572    $      -    $ 3,133    $ 12,588    $ 8,915    $ 0.43    $ 0.43
  1998........      75,955      49,504       2,500      2,255      11,990      8,143      0.38      0.38
  1997........      73,685      49,653       6,000      2,902      11,911      5,168      0.25      0.24
  Second quarter
  1999........   $  63,697    $ 38,478    $      -    $ 4,157    $ 13,113    $ 9,103    $ 0.47    $ 0.47
  1998........      73,587      47,673       2,100      3,974      12,684      8,637      0.41      0.40
  1997........      73,946      50,917       5,500      2,890      10,996      5,348      0.25      0.25
  Third quarter
  1999........   $  63,671    $ 39,376    $      -    $ 2,813    $ 11,990    $ 8,358    $ 0.44    $ 0.44
  1998........      71,212      46,402       1,600      3,868      11,698      8,830      0.42      0.41
  1997........      75,551      51,862       5,000      2,564      10,784      5,971      0.28      0.28
  Fourth quarter
  1999........   $  67,896    $ 43,605    $      -    $ 2,585    $ 11,468    $ 6,876    $ 0.38    $ 0.37
  1998........      69,015      42,912       1,000      3,560      12,552      9,019      0.43      0.42
  1997........      76,038      51,794       4,000      1,862      10,460      6,613      0.31      0.31
  Total year
  1999........    $260,001    $161,031    $      -    $12,688    $ 49,159    $33,252    $ 1.73    $ 1.71
  1998........     289,769     186,491       7,200     13,657      48,924     34,629      1.63      1.60
  1997........     299,220     204,226      20,500     10,218      44,151     23,100      1.09      1.07

(16)  Fair Value of Financial Instruments

     The following table presents fair value information for financial instruments for which a market exists. The fair values for these financial instruments were estimated based upon prices published in financial newspapers or quotations received from national securities dealers.

                                           1999                   1998

                                     Carrying              Carrying
                                      Value   Fair Value    Value   Fair Value
                                               (Dollars In Thousands)

Mortgage-backed Securities ...      $428,641   $428,641   $556,679   $556,679
US Government Securities .....        37,821     37,821     27,939     27,939
Collateralized Mortgage Obligations  113,374    113,374     36,394     36,394
Loans Held-for-Sale ..........         2,303      2,303     16,602     16,602

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


                                         1999                    1998

                                             Calculated              Calculated
                                 Carrying    Fair Value   Carrying   Fair Value
                                   Value       Amount       Value      Amount
                                              (Dollars In Thousands)
Adjustable Loans:
  Single Family ..........       $1,798,072  $1,812,726  $1,530,367  $1,575,173
  Multi-Family ...........        1,121,929   1,132,896   1,119,519   1,159,688
  Commercial  ............          176,841     182,044     178,784     188,145
Fixed Rate Loans:
  Single Family ..........            8,282       8,474      21,863      21,691
  Multi-Family ...........            5,520       5,653       7,257       7,680
  Commercial .............            6,893       7,216       1,940       1,968
Other Real Estate Loans ..            2,629       2,660       5,189       5,147
Consumer Loans............            2,276       2,474       1,619       1,617
Business Loans............            8,140       8,309           -           -
Non-Performing Loans .....           13,221      13,221      25,986      25,986
Fixed-Term Certificate Accounts   1,280,363   1,275,921   1,512,585   1,516,809
Non-Term Deposit Accounts           636,684     636,684     623,324     623,324
Borrowings ...............        1,532,635   1,530,786   1,235,172   1,241,859

OFF-BALANCE SHEET:
Loans  sold with recourse.          178,723     177,899     203,022     190,476

      GAAP specifies that fair values should be calculated based on the value of one unit. The estimates do not necessarily reflect the price the Company might receive if it were to sell the entire holding of a particular financial instrument at one time.

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

Loans Receivable

      The portfolio is segregated into those loans with adjustable rates of interest and those with fixed rates of interest. Fair values are based on discounting future cash flows by the current rate offered for such loans with similar remaining maturities and credit risk. The amounts so determined for each loan category are reduced by the Bank's allowance for loans losses which thereby takes into consideration changes in credit risk. As of December 31, 1999, the Bank had outstanding commitments to fund $105,649,000 in real estate loans which were substantially at fair value.

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

                         INDEPENDENT AUDITORS' REPORT



The Board of Directors
FirstFed Financial Corp.



      We have audited the accompanying consolidated statements of financial condition of FirstFed Financial Corp. and subsidiary ("Company") as of December 31, 1999 and 1998, and the related consolidated statements of operations and comprehensive earnings, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FirstFed Financial Corp. and subsidiary as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.




                                           KPMG LLP


Los Angeles, California
January 28, 2000

ITEM 9--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III

ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information regarding directors and executive officers appearing on pages 3 through 7 of the Proxy Statement for the Annual Meeting of Stockholders dated April 26, 2000 is incorporated herein by reference.

ITEM 11--EXECUTIVE COMPENSATION

      Information regarding executive compensation appearing on pages 8 through 14 of the Proxy Statement for the Annual Meeting of Stockholders dated April 26, 2000 is incorporated herein by reference.

ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Information regarding security ownership of certain beneficial owners and management appearing on pages 2 and 3 of the Proxy Statement for the Annual Meeting of Stockholders dated April 26, 2000 is incorporated herein by reference.

ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   (a)Certain Relationships:  None.

   (b)Information regarding certain related transactions appearing on page 11 of the Proxy Statement for the Annual Meeting of Stockholders dated April 26, 2000 is incorporated herein by reference.

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

                  FIRSTFED FINANCIAL CORP. AND SUBSIDIARY
 EXHIBIT
 NUMBER
 -------------

(1) Underwriting Agreement filed as Exhibit 1 to Amendment No. 2 to Form S-3 dated September 7, 1994 and incorporated by reference.
(3.1) Restated Certificate of Incorporation
(3.2) By-Laws filed as Exhibit (1) (a) to Form 8-A dated June 4,1987 and incorporated by reference.
(4.1)Amended and Restated Rights Agreement dated as of June 25, 1998, filed as
Exhibit 4.1 to Form 8-A/A, dated June 25, 1998 and incorporated by reference (4.2)Indenture filed as Exhibit 4 to Amendment No. 3 to Form S-3 dated September 20, 1994 and incorporated by reference.
(10.1)Deferred Compensation Plan filed as Exhibit 10.3 to Form 10-K for the fiscal year ended December 31, 1983 and incorporated by reference. (10.2)Bonus Plan filed as Exhibit 10(iii)(A)(2) to Form 10 dated November 2, 1993 and incorporated by reference.
(10.3) Supplemental Executive Retirement Plan  dated January 16, 1986 filed as
Exhibit 10.5 to Form 10-K for the fiscal year ended December 31, 1992 and incorporated by reference.
(10.4) Change of Control Agreement effective September 26, 1996 filed as incorporated by reference.
(10.5)1997 Non-employee Directors Stock Incentive Plan filed as Exhibit 1 to Form S-8 dated August 12, 1997 and incorporated by reference.
(21)Registrant's sole subsidiary is First Federal Bank of California, a federal savings bank.
(23) Independent Auditors' consent
(24)Power of Attorney (included at page 86).

      This 1999 Annual Report on Form 10-K and the Proxy Statement for the Annual Meeting of Stockholders dated April 26, 2000 have already been furnished to each stockholder of record who is entitled to receive copies thereof. Copies of these items will be furnished without charge upon request in writing by any stockholder of record on March 2, 2000 and any beneficial owner of Company stock on such date who has not previously received such material and who so represents in good faith and in writing to:

                              Corporate Secretary
                              FirstFed Financial Corp.
                              401 Wilshire Boulevard
                              Santa Monica, California 90401

      Other exhibits will be supplied to any such stockholder at a charge equal to the Company's cost of copying, postage, and handling.

(b) Reports on Form 8-K

      The Company filed a current report on Form 8-K dated October 18, 1999 which, among other things, announced that its Board or Directors authorized an expansion of its stock repurchase program. The increase authorized the Company to repurchase an additional 5% of the shares outstanding as of October 15, 1999. The Company also filed a current report on Form 8-K dated December 2, 1999 which announced the extinguishment of the Company's senior unsecured note.

                                    SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       FIRSTFED FINANCIAL CORP.,
                                       a Delaware corporation

                                       By:     /s/ Babette E. Heimbuch
                                                 Babette E. Heimbuch
                                                 President and
                                                 Chief Executive Officer

Date:   February 24, 2000

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

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 24th day of February, 2000.

         SIGNATURE                                 TITLE

       /s/ Babette E. Heimbuch           Chief Executive Officer (Principal
           Babette E. Heimbuch           Executive Officer)

       /s/ Douglas J. Goddard            Executive Vice President and
           Douglas  J. Goddard           Chief Financial Officer (Principal
                                         Financial Officer)

       /s/ Brenda J. Battey              Senior Vice President and Controller
           Brenda J. Battey              (Principal Accounting Officer)

       /s/ Christopher M. Harding        Director
           Christopher M. Harding

       /s/ James L. Hesburgh             Director
           James L. Hesburgh

       /s/ William S. Mortensen          Chairman of the Board
           William S. Mortensen

       /s/ William G. Ouchi              Director
           William G. Ouchi

       /s/ William P. Rutledge           Director
           William P. Rutledge

       /s/ Charles F. Smith              Director
           Charles F. Smith

       /s/ Steven L. Soboroff            Director
           Steven L. Soboroff

       /s/ John R. Woodhull              Director
           John R. Woodhull