Form 10-Q
period 2000-03-31
FIRSTFED FINANCIAL CORP
filed 2000-05-12
CIK 810536

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the Quarter Ended March 31, 2000
                                      OR
                  TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


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

                                          Yes        x      No     _____

As of April 28, 2000, 17,206,773 shares of the Registrant's $.01 par value common stock were outstanding.

                           FirstFed Financial Corp.
                                    Index




                                                                          Page
Part I.   Financial Information

          Item 1.  Financial Statements

                   Consolidated Statements of Financial Condition
                   as of March 31, 2000, December 31, 1999
                   and March 31, 1999                                         3

                   Consolidated Statements of Operations and Comprehensive Earnings for the three months ended March 31, 2000 and
                   1999                                                       4

                   Consolidated Statements of Cash Flows for the three
                   months ended March 31, 2000 and 1999                       5

                   Notes to Consolidated Financial Statements                 6

          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                        7

Part II.  Other Information (omitted items are inapplicable)

          Item 6.  Exhibits and Reports on Form 8-K                          17

Signatures                                                                   18



                        PART I - FINANCIAL STATEMENTS

Item 1. Financial Statements

                   FirstFed Financial Corp. and Subsidiary
                Consolidated Statements of Financial Condition
                (Dollars in thousands, except per share data)
                                 (Unaudited)

                                                       March 31,   December 31,    March 31,
                                                         2000          1999          1999

Assets
Cash and cash equivalents                            $   59,812    $  101,807    $  424,253
Investment securities, available-for-sale
  (at fair value)                                       151,403       151,195       106,831
Mortgage-backed securities, available-for-sale
  (at fair value)                                       406,271       428,641       525,937
Loans receivable, held-for-sale (fair value of
  $1,585, $2,324 and $24,354)                             1,581         2,303        24,251
Loans receivable, net                                 3,296,665     3,058,244     2,760,907
Accrued interest and dividends receivable                23,482        21,825        22,381
Real estate                                               2,545         2,236         5,754
Office properties and equipment, net                     11,620        11,745        11,957
Investment in Federal Home Loan Bank
 (FHLB) stock, at cost                                   72,714        71,722        73,694
Other assets                                             16,100         6,787         8,926
                                                     $4,042,193    $3,856,505    $3,964,891

Liabilities
Deposits                                             $2,208,143    $2,061,357    $2,155,879
FHLB advances and other borrowings                    1,229,000     1,169,000     1,074,000
Securities sold under agreements to repurchase          332,546       363,635       453,531
Accrued expenses and other liabilities                   43,361        31,380        45,687
                                                      3,813,050     3,625,372     3,729,097

Commitments and Contingent Liabilities

Stockholders' Equity
Common stock, par value $.01 per share;
 authorized 100,000,000 shares; issued 23,274,263
 23,269,051, and 23,261,359 shares, outstanding
 17,361,573, 18,023,061 and 19,418,919 shares               233           233           233
Additional paid-in capital                               31,598        31,561        31,004
Retained earnings - substantially restricted            283,782       274,946       250,611
Loan to employee stock ownership plan                    (1,783)       (1,759)       (1,827)
Treasury stock, at cost, 5,912,690, 5,245,990
 and 3,842,440 shares                                   (73,896)      (65,568)      (44,150)
    Accumulated other comprehensive loss,
     net of taxes                                       (10,791)       (8,280)          (77)
                                                        229,143       231,133       235,794
                                                     $4,042,193    $3,856,505    $3,964,891



         See accompanying notes to consolidated financial statements.

                   FirstFed Financial Corp. and Subsidiary
       Consolidated Statements of Operations and Comprehensive Earnings
                (Dollars in thousands, except per share data)

                                  (Unaudited)

                                                     Three  Months  Ended
                                                            March 31,

                                                        2000          1999
Interest income:
  Interest on loans                                   $61,126       $54,007
  Interest on mortgage-backed securities                6,142         7,609
  Interest and dividends on investments                 3,834         3,121
     Total interest income                             71,102        64,737

Interest expense:
  Interest on deposits                                 23,130        22,664
  Interest on borrowings                               21,992        16,908
     Total interest expense                            45,122        39,572

Net interest income                                    25,980        25,165
Provision for loan losses                                   -             -
Net interest income
  after provision for losses                           25,980        25,165

Non-interest income:
  Loan and other fees                                     738         1,285
  Gain (loss) on sale of loans                            (35)          583
  Real estate operations, net                             (38)          302
  Other operating income                                1,060           963
     Total non-interest income                          1,725         3,133

Non-interest expense                                   12,245        12,588

Earnings before income taxes                           15,460        15,710
Income tax provision                                    6,625         6,795
Net earnings                                          $ 8,835       $ 8,915

Other comprehensive earnings - unrealized gain (loss)
  on securities available-for-sale, net of taxes       (2,511)          626
Comprehensive earnings                                $ 6,324       $ 9,541

Earnings per share:
   Basic                                              $  0.50       $  0.43
   Diluted                                            $  0.49       $  0.43

Weighted average shares outstanding:
   Basic                                           17,819,996    20,553,809
   Diluted                                         17,930,138    20,715,099



         See accompanying notes to consolidated financial statements.


                   FirstFed Financial Corp. and Subsidiary
                    Consolidated Statements of Cash Flows
                            (Dollars in thousands)
                                 (Unaudited)
                                                                      Three Months Ended
                                                                           March 31,
                                                                      2000          1999

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                      $  8,835       $  8,915
Adjustments to reconcile net earnings
  to net cash provided by (used in) operating activities:
  Net change in loans-held-for-sale                                    722         (7,801)
  Depreciation and amortization                                        458            394
  Provision for losses on real estate owned                              -              4
  Valuation adjustments on real estate sold                           (259)          (786)
  Amortization of fees and discounts                                  (214)          (243)
  Decrease in servicing asset                                          203             65
  (Increase) Decrease in interest and dividends receivable          (1,657)         1,095
  Increase (decrease) in interest payable                            1,051         (2,835)
  Net change in goodwill                                           (10,419)           121
  Increase in other assets                                          (1,187)        (1,052)
  Increase decrease in accrued expenses and other liabilities        5,837         (7,442)
   Total adjustments                                                (5,465)       (18,480)
     Net cash provided by (used in) operating activities             3,370         (9,565)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Loans made to customers net of principal
   collection on loans                                            (114,348)         28,662
  Loans purchased                                                 (125,475)         (1,042)
  Proceeds from sales of real estate owned                           2,131           4,958
  Proceeds from maturities and principal payments
   of investment securities available-for-sale                       2,783           1,338
  Principal reductions on mortgage-backed securities
   available for sale                                               18,440          32,024
  Purchase of investment securities
   available-for sale                                               (3,447)        (43,795)
  Other                                                               (295)         (2,946)
       Net cash provided by (used in) investing activities        (220,211)         19,199

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net  increase in savings deposits                                146,786          19,970
  Net increase in short term borrowings                             28,911         292,359
  Treasury stock purchases                                          (8,328)        (30,790)
  Other                                                              7,477           6,800
       Net cash  provided by financing activities                  174,846         288,339

  Net increase (decrease) in cash and cash equivalents             (41,995)        297,973
  Cash and cash equivalents at beginning of period                 101,807         126,280
  Cash and cash equivalents at end of period                      $ 59,812        $424,253


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

4. Recent Accounting Pronouncements

In June of 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires recognition of all derivatives as either assets or liabilities in the statement of financial condition and the measurement of those instruments at fair value. Recognition of changes in fair value will be recognized into income or as a component of other comprehensive income depending upon the type of the derivative and its related hedge, if any. As amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Early implementation is permitted under this statement. The Company has not adopted early implementation and management has determined that implementing this statement will not have a material affect on its financial condition or results of operations.

Item 2.     Management's  Discussion  and  Analysis  of Financial Condition
             and Results of Operations


Financial Condition

At March 31, 2000, FirstFed Financial Corp. (the "Company"), holding company for First Federal Bank of California and its subsidiaries (the "Bank"), had consolidated assets totaling $4.0 billion, compared to $3.9 billion at December 31, 1999 and $4.0 billion at March 31, 1999. The growth in total assets during the first quarter of 2000 is attributable to an increase in the portfolio of loans, including mortgage-backed securities, offset by a decrease in overnight investments. The Bank's portfolio increased to $3.7 billion as of March 31, 2000 from $3.5 billion at December 31, 1999. The increase is due to $125.2 million of multi-family loans purchased from Fidelity Federal Bank on March 31, 2000 and loan originations of $214.0 million for the first quarter of 2000. The increase was offset by principal reductions, payoffs and other reductions in the aggregate amount of $123.9 million.

The total assets increased by $77.4 million from March 31, 1999 to March 31, 2000. The growth in assets is attributable to the increases in the portfolio of loans mentioned above and was offset by a $364.4 million reduction in cash and overnight investments. During the first quarter of 1999, borrowed funds grew faster than necessary to fund the Bank's loan portfolio, which resulted in excess cash on hand at March 31, 2000.

The mortgage-backed securities portfolio, classified as available-for-sale, was recorded at fair value as of March 31, 2000. An unrealized loss of $8.8 million, net of taxes, was reflected in stockholders' equity as of March 31, 2000. This compares to a net unrealized loss of $6.6 million as of December 31, 1999.

The Bank's primary market area is Southern California, which remains strong economically. According to the UCLA Anderson Forecast for California, March 2000 Report (The "UCLA Report"), the California economy started to outpace the rest of the nation in employment and economic growth during the last half of 1999, which carried into the year 2000. For Los Angeles County, average prices increased more than 6% during 1999.The expected rate of increase during 2000 is 4%.

The improved economy and real estate market positively impacted several areas of the Bank's operations during the first quarter of 2000. The ratio of non-performing assets to total assets decreased to 0.36% as of March 31, 2000 from 0.40% as of December 31, 1999 and 0.55% as of March 31, 1999. (See "Non-performing Assets" for further discussion.)

The Company recorded net recoveries of $567 thousand during the first quarter of 2000 compared to net loan charge-offs of $449 thousand for the first quarter of 1999. The Company did not record a provision for loan losses during the first quarter of 2000 or for the comparable 1999 period. The Bank's general valuation allowance was $71.1 million or 1.99% of total loans and real estate owned with loss exposure at March 31, 2000. This compares with $70.3 million or 2.15% as of December 31, 1999 and $69.1 million or 2.34% at March 31, 1999. The Bank also maintains valuation allowances for impaired loans, which totaled $2.4 million at March 31, 2000, $2.6 million at December 31, 1999 and $5.9 million at March 31, 1999.

On March 31, 2000, the Bank acquired two retail savings  branches with deposits
totaling   $165.5   million  from  Fidelity   Federal  Bank  as  well  as  the
multi-family loans mentioned above. Goodwill totaling $10.4 million resulted from the purchase.

The following table shows the components of the Bank's portfolio of loans (including loans held for sale) and mortgage-backed securities by collateral type as of the dates indicated:


                                                    March 31,    December 31,     March 31,
                                                      2000          1999            1999

                                                           (Dollars in thousands)

      REAL ESTATE LOANS:
        First trust deed residential loans:
         One to four units                         $1,887,805     $1,813,783     $1,552,422
         Five or more units                         1,280,059      1,123,308      1,111,805
            Residential loans                       3,167,864      2,937,091      2,664,227

      OTHER REAL ESTATE LOANS:
         Commercial and industrial                    190,223        183,194        180,329
         Second trust deeds                            12,716         13,489         14,585
            Real estate loans                       3,370,803      3,133,774      2,859,141

       NON-REAL ESTATE LOANS:
         Manufactured housing                             594            613            819
         Deposit accounts                                 660            683            932
         Commercial business loans                      8,859          8,140              -
         Consumer                                       1,007            593          2,294
            Loans receivable                        3,381,923      3,143,803      2,863,186

      LESS:
         General valuation allowances-
     loan portfolio                                    70,747         69,954         68,644
         Valuation allowances - impaired loans          2,596          2,596          5,901
         Unrealized loan fees                          10,334         10,706          3,483
            Net loans receivable                    3,298,246      3,060,547      2,785,158

      FHLMC AND FNMA MORTGAGE-
         BACKED SECURITIES (at fair value):
         Secured by single family dwellings           390,347        412,469        508,465
         Secured by multi-family dwellings             15,924         16,172         17,472
            Mortgage-backed securities                406,271        428,641        525,937
              TOTAL                                $3,704,517     $3,489,188     $3,311,095


The investment securities portfolio, classified as available-for-sale, was recorded at fair value as of March 31, 2000. An unrealized loss of $2.0 million, net of taxes, was reflected in stockholders' equity as of March 31, 2000. This compares to an unrealized loss of $1.7 million, net of taxes, as of December 31, 1999.

Asset/Liability Management

Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. Management actively monitors its interest rate risk exposure. The Company does not engage in trading activities. Nothing has occurred since December 31, 1999 that materially affects the Company's market risk.

The one year GAP (the difference between rate-sensitive assets and liabilities repricing within one year or less) was a negative $38.6 million or a negative 0.96% of total assets at March 31, 2000. In comparison, the one year GAP was a positive $108.2 million or 2.81% of total assets as of December 31, 1999 and a positive $282.8 million or 7.13% of total assets as of March 31, 1999. Over 88% of the Bank's rate-sensitive assets reprice within one year. Therefore, the Bank's one year GAP generally varies based upon the extent to which the maturities of its deposits and borrowings exceed one year. The decrease in the one year GAP from December 31, 1999 to March 31, 2000 and from March 31, 1999 to March 31, 2000 is due to an increase in short term borrowings.

A positive GAP normally benefits a financial institution in times of increasing interest rates. However, the Bank's net interest income typically declines during periods of increasing interest rates because of a three month time lag before changes in the FHLB Eleventh District Cost of Funds Index (the "Index") can be implemented with respect to the Bank's loans.

Capital

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and percentages of total capital to risk-weighted assets. The Bank meets the standards necessary to be deemed well capitalized under the applicable regulatory requirements. The following table summarizes the Bank's actual capital and required capital as of March 31, 2000:


                                  Tangible         Core        Risk-based
                                  Capital        Capital         Capital
                                        (Dollars in thousands)
Actual Capital:
    Amount                        $224,664       $224,664       $254,040
    Ratio                             5.52%          5.52%         11.00%
Minimum required capital:
     Amount                        $61,103       $162,942       $184,700
     Ratio                            1.50%          4.00%          8.00%
Well capitalized required capital:
     Amount                              -       $203,677       $230,875
     Ratio                               -           5.00%         10.00%

During the first three months of 2000, the Company repurchased 666,700 shares of its common stock at an average price of $12.49 per share. As of March 31, 2000, 1,043,816 shares remain eligible for repurchase under the Company's authorized repurchase program.


Results of Operations

The Company reported consolidated net earnings of $8.8 million for the first quarter of 2000 compared to net earnings of $8.9 million for the first quarter of 1999. Earnings were slightly less than last year due to decreases in various non-interest income items. Loan and other fees decreased due to a reduction of fees earned on Bank's servicing portfolio and an adjustment of $144 thousand for impairment of the Bank's servicing asset. Also, gain
(loss) on sale of loans was impacted by a decline in fixed rate loans originated for sale. Real estate operations decreased due to payments of prior years property taxes on foreclosed properties and a reduction of the real estate owned portfolio. Offsetting these decreases was an increase in net interest income. Although the Company's interest rate margin decreased to 2.44% from 2.58%, net interest income improved due to an increase in the earning asset base and miscellaneous interest income derived from a refund for IRS interest. Also offsetting the decrease in non-interest income was a reduction in non-interest expenses, primarily in incentive based compensation.

Loan Loss Allowances

Listed below is a summary of the activity in the general valuation allowance and the valuation allowance for impaired loans for the Bank's loan portfolio during the periods indicated:
                                          Three Months Ended March 31, 2000
                                         General       Impaired
                                        Valuation     Valuation
                                        Allowances    Allowances       Total
                                              (Dollars in thousands)
Balance at December 31, 1999             $69,954       $ 2,596       $72,550
Charge-offs:
   Single family                            (288)            -          (288)
   Multi-family                                -          (225)         (225)
   Commercial                               (105)            -          (105)
   Others - non-real estate                 (103)            -          (103)
Total charge-offs                           (496)         (225)         (721)
Recoveries                                 1,288             -         1,288
Net recoveries (charge-offs)                 792          (225)          567
Balance at March 31, 2000                $70,746       $ 2,371       $73,117


                                          Three Months Ended March 31, 1999
                                         General       Impaired
                                        Valuation     Valuation
                                        Allowances    Allowances       Total
                                              (Dollars in thousands)
Balance at December 31, 1998             $67,638       $ 7,634       $75,272
Charge-offs:
   Single family                             (83)            -           (83)
   Multi-family                                -        (1,181)       (1,181)
   Commercial                                  -          (552)         (552)
Total charge-offs                            (83)       (1,733)       (1,816)
Recoveries                                 1,089             -         1,089
Net recoveries (charge-offs)               1,006        (1,733)         (727)
Balance at March 31, 1999                $68,644       $ 5,901       $74,545

Management is unable to predict future levels of loan loss provisions. Among other things, future loan loss provisions are based on the level of loan charge-offs, foreclosure activity, and the economic climate in Southern California.

The Bank also maintains a repurchase liability for loans sold with recourse, recorded as a liability. This liability was 7.83% of loans sold with recourse as of March 31, 2000, compared to 7.18% as of December 31, 1999 and 6.44% as of March 31, 1999. The balance of loans sold with recourse totaled $163.7 million, $178.7 million and $199.2 million as of March 31, 2000, December 31, 1999 and March 31, 1999, respectively. The Bank has not entered into any new recourse arrangements since 1989. Listed below is a summary of the activity in the repurchase liability for loans sold with recourse during the periods indicated:

                                              Three Months Ended March 31,
                                                 2000             1999
                                                 (Dollars in thousands)

Balance at beginning of period               $12,824            $12,546
Recoveries                                         -                278
Balance at end of period                     $12,824            $12,824


The  following  table  summarizes  the  activity  in  the  general   valuation
allowance for real estate acquired by foreclosure for the periods indicated:

                                              Three Months Ended March 31,
                                                2000              1999
                                                (Dollars in thousands)

Balance at beginning of period               $   350            $   500
Provision for losses                               -                  4
Charge-offs                                        -                 (4)
Balance at end of period                     $   350            $   500


Net Interest Income

The Company's interest rate margin decreased to 2.44% for the first quarter of 2000 from 2.58% for the first quarter of last year. The Index (on a lagged basis) determines the yield on over 87% of the loan portfolio. The Index in effect during the three months ended March 31, 2000 increased by 0.06% compared to the same period of the prior year. However, during the same time period, the Company's average cost of funds increased by 0.33%.

Despite the decrease in margin compared to the prior year's first quarter, net interest income increased by 3% due to a 6% increase in average interest earning assets.

The following table sets forth: (i) the average daily dollar amounts of and average yields earned on loans, mortgage-backed securities and investment securities, (ii) the average daily dollar amounts of and average rates paid on savings and borrowings, (iii) the average daily dollar differences, (iv) the interest rate spreads, and (v) the effective net spreads for the periods indicated:

                                     During the Three Months Ended March 31,

                                             2000             1999
                                             (Dollars in thousands)

Average loans and mortgage-backed
 securities                              $ 3,527,951      $3,305,734
Average investment securities                183,492         184,181
Average interest-earning assets            3,711,443       3,489,915
Average savings deposits                   2,072,582       2,154,218
Average borrowings                         1,500,178       1,219,095
Average interest-bearing liabilities       3,572,760       3,373,313
Excess of interest-earning assets over
 interest-bearing liabilities            $   138,683      $  116,602

Yields earned on average interest
 earning assets                                 7.52%           7.33%
Rates paid on average interest-
 bearing liabilities                            5.08            4.75
Net interest rate spread                        2.44            2.58
Effective net spread(1)                         2.63            2.74

Total interest income                     $   69,760      $   63,965
Total interest expense                        45,135          39,572
                                              24,625          24,393
Total other items(2)                           1,355             772
Net interest income                       $   25,980      $   25,165



(1)The effective net spread is a fraction, the denominator of which is the average dollar amount of interest-earning assets, and the numerator of which is net interest income (excluding stock dividends and miscellaneous interest income).
(2)Includes Federal Home Loan Bank Stock dividends and other miscellaneous items. For the period ended March 31, 2000, includes a $272 thousand refund of interest from the Internal Revenue Service.


Non-Interest Income and Expense

Loan and other fees were $738 thousand for the first quarter of 2000, compared to $1.3 million for the same period of 1999. The decrease in loan and other fees is attributable to a decline in service fees on mortgage back securities resulting from the reduction of the mortgage-backed securities portfolio, a decrease in prepayment charge income, and a $144 thousand adjustment for impairment of the Bank's servicing asset.

Gain (loss) on the sale of loans results primarily from loan fees recognized at the time of sale. A loss of $35 thousand resulted for the first quarter of 2000 compared to a gain of $583 thousand for the same period of 1999. The volume of loans sold totaled $1.3 million during the first quarter of 2000 compared to $57.8 million for the same period of the prior year. The decrease in loans sold results from a decrease in loans originated for sale due to market conditions.

Real estate operations resulted in a net loss of $38 thousand for the first quarter of 2000. This compares to net gains of $302 thousand for the same period of the prior year. Real estate operations include gains and losses on the sale of foreclosed properties as well as operational income and expense during the holding period. Gains on sale typically result from the recovery of excess valuation allowances associated with foreclosed properties sold. The loss during the first quarter of 2000 is due to accruals for property taxes on foreclosures that were sold during previous years.

Non-interest expense decreased to $12.2 million during the first quarter of 2000 compared to $12.6 million for the same period of the prior year. The decrease in non-interest expense was primarily a result of a reduction in incentive-based compensation.

The ratio of non-interest expense to average assets decreased to 1.24% of average assets for the first quarter of 2000 from 1.32% during the comparable 1999 period. The ratio decreased due to growth in average assets, and a decline in compensation.

Non-accrual, Past Due, Modified  and Restructured Loans

The Bank  accrues  interest  earned but  uncollected  for every  loan  without regard to its contractual delinquency status and establishes a specific interest allowance for each loan which becomes 90 days or more past due or is in foreclosure. Loans on which delinquent interest allowances had been established (non-accrual loans) totaled $12.4 million at March 31, 2000 compared to $13.8 million at December 31, 1999 and $17.9 million at March 31, 1999.

The  amount  of  interest  that has been  provided  for  loans 90 days or more delinquent or in foreclosure was $606 thousand at March 31, 2000, $720 thousand at December 31, 1999 and $1.1 million at March 31, 1999.

The Bank has debt restructurings that result from temporary modifications of principal and interest payments. Under these arrangements, loan terms are typically reduced to no less than a monthly interest payment required under the note. Any loss of revenues under the modified terms would be immaterial to the Bank. Generally, if the borrower is unable to return to scheduled principal and interest payments at the end of the modification period, foreclosure proceedings are initiated. As of March 31, 2000, the Bank had modified loans totaling $7.5 million, net of loan loss allowances totaling $2.5 million. No modified loans were 90 days or more delinquent as of March 31, 2000.

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

The following is a summary of impaired loans, net of valuation allowances for impairment, as of the dates indicated:

                              March 31,       December 31,      March 31,
                                2000              1999            1999
                                       (Dollars in thousands)

Non-accrual loans             $ 3,259          $ 2,079          $ 3,711
Modified loans                  6,610            6,534            5,946
Other impaired loans            1,857            2,820            5,574
                              $11,726          $11,433          $15,231

The Bank evaluates loans for impairment whenever the collectibility of contractual principal and interest payments is questionable. Large groups of smaller balance homogenous loans that are collectively evaluated for impairment, including residential mortgage loans, are not subject to the application of SFAS No. 114.

When a loan is considered impaired, the Bank measures impairment based on the present value of expected future cash flows (over a period not to exceed 5 years) discounted at the loan's effective interest rate. However, if the loan is "collateral-dependent" or foreclosure is probable, impairment is measured based on the fair value of the collateral. When the measure of an impaired loan is less than the recorded investment in the loan, the Bank records an impairment allowance equal to the excess of the Bank's recorded investment in the loan over its measured value. The following summary details loans measured using the fair value method and loans measured based on the present value of expected future cash flows discounted at the effective interest rate of the loan as of the dates indicated:

                            March 31,        December 31,      March 31,
                             2000                1999            1999
                                      (Dollars in thousands)

Fair value method            $6,610             $7,488         $14,163
Present value method              -                  -           1,068
Total impaired loans         $6,610             $7,488         $15,231

Impaired loans for which valuation allowances had been established totaled $6.6 million, $7.5 million, and $15.2 million for the quarters ended March 31, 2000, December 31, 1999, and March 31, 1999, repsectively. Impaired loans for which there was no valuation allowance established totaled $5.1 million and $3.9 million for the quarters ended March 31, 2000 and December 31, 1999. See "Results of Operations" for an analysis of activity in the valuation allowance for impaired loans.

The table below shows the Bank's net investment in non-performing loans that were determined to be impaired by property type, as of the dates indicated:

                              March 31,      December 31,        March 31,
                               2000               1999             1999

                                           (Dollars in thousands)

Single family                 $1,003            $  987           $    -
Multi-family                       -             1,092            1,887
Commercial                     2,256                 -            1,824
                              $3,259            $2,079           $3,711

Cash payments received from impaired loans are recorded in accordance with the contractual terms of the loan. The principal portion of the payment is used to reduce the principal balance of the loan, whereas the interest portion is recognized as interest income.

The average recorded investment in impaired loans during the quarters ended March 31, 2000, December 31, 1999, and March 31, 1999 was $11.7 million, $11.4 million and $15.3 million, respectively. The amount of interest income recognized on the cash basis for impaired loans during the quarters ended March 31, 2000, December 31, 1999 and March 31, 1999 was $171 thousand, $188 thousand and $263 thousand, respectively. Interest income recognized under the accrual basis for the quarters ended March 31, 2000, December 31, 1999 and March 31, 1999 was $173 thousand, $188 thousand and $282 thousand, respectively.

Asset Quality

The following table sets forth certain asset quality ratios of the Bank at the dates indicated:

                                       March 31,    December 31,     March 31,
                                         2000          1999            1999
Non-Performing Loans to
Loans Receivable (1)                     0.35%         0.42%           0.56%

Non-Performing Assets to
Total Assets(2)                          0.36%         0.40%           0.55%

Loan Loss Allowances to
Non-Performing Loans (3)               573.47%       509.74%         393.79%

General Loss Allowances to
Assets with Loss Exposure (4)            1.99%         2.15%           2.34%

General Loss Allowances to
Total Assets with Loss
Exposure (5)                             2.25%         2.41%           2.60%
 _______________________


(1)Non-performing loans are net of valuation allowances related to those loans.
    Loans  receivable  exclude  mortgage-backed  securities  and  are   before
    deducting unrealized loan fees, general valuation allowances and valuation allowances for impaired loans.

(2)Non-performing assets are net of valuation allowances related to those assets.

(3)The  Bank's  loan  loss allowances, including   valuation   allowances  for
    non-performing loans and general valuation allowances but excluding general valuation allowances for loans sold by the Bank with full or limited recourse.Non-performing loans are before deducting valuation allowances related to those loans.

(4)The Bank's general valuation allowances, excluding general valuation allowances for loans sold with full or limited recourse. The Bank's assets with loss exposure includes its loan portfolio, real estate owned, loan commitments, and potential loan buybacks but excludes mortgage-backed securities.

(5)The Bank's general valuation allowances , including general valuation allowances for loans sold with full or limited recourse. Assets with loss exposure include the Bank's portfolio plus loans sold with recourse, but exclude mortgage-backed securities.

Non-performing Assets

The Bank defines non-performing assets as loans delinquent over 90 days (non-accrual loans), loans in foreclosure and real estate acquired by foreclosure (real estate owned). An analysis of non-performing assets follows as of the dates indicated:
                                      March 31,    December 31,     March 31,
                                        2000           1999            1999
                                             (Dollars in thousands)

Real estate owned:
Single family                         $ 2,599        $ 1,069        $ 2,501
Multi-family                              262          1,483          3,322
Commercial real estate                      -              -            395
Less:
General valuation allowance              (350)          (350)          (500)
    Total real estate owned             2,511          2,202          5,718

Non-accrual loans:
Single family                           7,903          9,626          8,889
Multi-family                            2,114          3,995          6,538
Commercial real estate                  2,420            225          2,473
Less:
   Valuation allowances (1)              (576)          (625)        (1,844)
    Total non-accrual loans            11,861         13,221         16,056
Total non-performing assets           $14,372        $15,423        $21,774


     __________________________

(1)Includes valuation allowances for impaired loans and loss allowances on other non-performing loans requiring fair value adjustments.

Real estate owned at March 31, 2000 increased 14% compared to the December 31, 1999 level and decreased 56% compared to the March 31, 1999 level. The increase in the first quarter of 2000 compared to December 31, 1999 is due to an increase in single family real estate owned acquisitions offset by a decrease in multi-family acquisitions. The decrease from the March 31, 1999 level compared to the March 31, 2000 level is due to the improved real estate market in Southern California.

Non-accrual loans, net of valuation allowances, at March 31, 2000 decreased 10% compared to the level at December 31, 1999 and decreased 26% compared to March 31, 1999 due to reductions in delinquent loans of all loan types.


Sources of Funds

External sources of funds include savings deposits from several sources, advances from the Federal Home Loan Bank of San Francisco ("FHLB"), and securitized borrowings.

Savings deposits are accepted from retail banking offices, telemarketing sources, and national deposit brokers. The cost of funds, operating margins and net earnings of the Bank associated with brokered and telemarketing deposits are generally comparable to the cost of funds, operating margins and net earnings of the Bank associated with retail deposits, FHLB borrowings and repurchase agreements. As the cost of each source of funds fluctuates from time to time, based on market rates of interest offered by the Bank and other depository institutions, the Bank will seek funds from the lowest cost source until the relative costs change. As the cost of funds, operating margins and net earnings of the Bank associated with each source of funds are generally comparable, the Bank does not deem the impact of its use of any one of the specific sources of funds at a given time to be material.

Deposits accepted by retail banking offices increased by $196.8 million during the first quarter of 2000. The increase is primarily due to $168.5 million in Fidelity Federal Bank branch deposits that were acquired on March 31, 2000. Retail deposits comprised 79% of total savings deposits as of March 31, 2000.

Telemarketing  deposits  decreased by $6.8 million during the first quarter of
2000.   These  deposits  are  normally  large  deposits  from  pension  plans, managed trusts and other financial institutions. These deposit levels fluctuate based on the attractiveness of the Bank's rates compared to returns available to investors on alternative investments. Telemarketing deposits comprised 3% of total deposits at March 31, 2000.

Deposits acquired from national brokerage firms ("brokered deposits")decreased by $43.2 million during the first quarter of 2000. Because the Bank has sufficient capital to be deemed "well-capitalized" under the standards established by the Office of Thrift Supervision, it may solicit brokered funds without special regulatory approval. At March 31, 2000, brokered deposits comprised 18% of total deposits.

Total borrowings increased by $28.9 million during the first quarter of 2000 due to a $60.0 million increase in advances from the FHLB, offset by net payoffs of $31.1 million in repurchase agreements.

Internal  sources of funds  include  both  principal  payments  and payoffs on loans and mortgage-backed securities, loan sales, and positive cash flows from operations. Principal payments include amortized principal and prepayments that are a function of real estate activity and the general level of interest rates.

Total principal payments on loans and mortgage-backed securities were $117.3 million for the first quarter of 2000. This compares with principal payments of $186.9 million for the first quarter of 1999.

Loan sales were $1.3 million for the first quarter of 2000, compared with sales of $57.8 million for the first quarter of 1999. The decrease is attributable to a reduction in loans originated for sale.

                         PART II - OTHER INFORMATION


 Item 6. Exhibits and Reports on Form-8K


   (1)Underwriting Agreement filed as Exhibit 1 to Amendment No. 2 to Form S-3 dated September 7, 1994 and incorporated by reference.
 (3.1)Restated  Certificate  of  Incorporation  filed  as  Exhibit  3.1 to Form
       10-K for the fiscal year ended December 31, 1999 and incorporated by reference.
 (3.2)By-Laws  filed as  Exhibit  (1)(a) to Form 8-A  dated  June  4, 1987  and incorporated by reference.
 (4.1)Amended and Restated Rights Agreement dated as of June 25, 1998, filed as Exhibit 4.1 to Form 8-A/A, dated June 25, 1998 and incorporated by reference.
(10.1)Deferred  Compensation  Plan  filed as  Exhibit 10.3 to Form 10-K for the fiscal year ended December 31, 1983 and incorporated by reference. (10.2)Bonus Plan filed as Exhibit 10(iii)(A)(2) to Form 10 dated November 2,
       1993 and incorporated by reference.
(10.3)Supplemental  Executive  Retirement  Plan dated January 16, 1986 filed as
       Exhibit 10.5 to Form 10-K for the fiscal year ended December 31, 1992 and incorporated by reference.
(10.4)Change of Control Agreement effective September 26, 1996 filed as Exhibit
       10.4 to Form 10-Q for the Quarter ended September 30, 1996 and incorporated by reference.
(10.5)1997 Non-employee Directors Stock Incentive Plan  filed  as  Exhibit 1 to
       Form S-8 dated August 12, 1997 and incorporated by reference.
  (21)Registrant's sole subsidiary is First Federal Bank of California, a federal savings bank.
  (24)Power of Attorney



(b) Reports on Form 8-K

        The Company filed a current report on Form 8-K dated March 24, 2000 wherein the Board of Directors approved an expansion of the stock repurchase program. The increase authorized the Company to repurchase an additional 5% of the shares outstanding as of March 22, 2000.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                       FIRSTFED FINANCIAL CORP.
                                       Registrant

                                       Date:    May 12, 2000


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