Form 10-Q
period 2000-06-30
FIRSTFED FINANCIAL CORP
filed 2000-08-14
CIK 810536

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the Quarter Ended June 30, 2000
                                      OR
                  TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


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

                                          Yes        x      No     _____

As of August 4, 2000, 17,209,476 shares of the Registrant's $.01 par value common stock were outstanding.

                           FirstFed Financial Corp.
                                    Index




                                                                          Page
Part I.   Financial Information

          Item 1.  Financial Statements

                   Consolidated Statements of Financial Condition
                   as of June 30, 2000, December 31, 1999
                   and June 30, 1999                                         3

                   Consolidated Statements of Operations and Comprehensive Earnings for the three months and six months ended
                   June 30, 2000 and 1999                                    4

                   Consolidated Statements of Cash Flows for the six
                   months ended June 30, 2000 and 1999                       5

                   Notes to Consolidated Financial Statements                6

          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                       7

Part II.  Other Information (omitted items are inapplicable)

          Item 6.  Exhibits and Reports on Form 8-K                         18

Signatures                                                                  19




                        PART I - FINANCIAL STATEMENTS

Item 1. Financial Statements

                   FirstFed Financial Corp. and Subsidiary
                Consolidated Statements of Financial Condition
                (Dollars in thousands, except per share data)

                                 (Unaudited)


                                                 June 30,    December 31,      June 30,
                                                   2000           1999           1999

Assets
Cash and cash equivalents                       $   55,867    $  101,807     $  141,806
Investment securities, available-for-sale
  (at fair value)                                  147,428       151,195        121,956
Mortgage-backed securities, available-for-sale
  (at fair value)                                  391,214       428,641        480,727
Loans receivable, held-for-sale (fair value of
  $1,245, $2,324 and $6,038)                         1,245         2,303          6,038
Loans receivable, net                            3,458,146     3,058,244      2,762,208
Accrued interest and dividends receivable           25,038        21,825         21,719
Real estate                                          2,153         2,236          4,017
Office properties and equipment, net                11,349        11,745         12,261
Investment in Federal Home Loan Bank
 (FHLB) stock, at cost                              74,700        71,722         69,830
Other assets                                        15,792         6,787          8,022
                                                $4,182,932    $3,856,505     $3,628,584

Liabilities
Deposits                                        $2,141,868    $2,061,357     $2,012,504
FHLB advances and other borrowings               1,454,000     1,169,000        963,300
Securities sold under agreements to repurchase     327,610       363,635        376,800
Accrued expenses and other liabilities              22,873        31,380         39,875
                                                 3,946,351     3,625,372      3,392,479

Commitments and Contingent Liabilities

Stockholders' Equity
Common stock, par value $.01 per share;
 authorized 100,000,000 shares; issued 23,274,263
 23,269,051, and 23,266,501 shares, outstanding
 17,206,773, 18,023,061 and 19,326,761 shares          233           233            233
Additional paid-in capital                          31,598        31,561         31,048
Retained earnings - substantially restricted       293,132       274,946        259,712
Loan to employee stock ownership plan               (1,806)       (1,759)        (1,859)
Treasury stock, at cost,6,067,490, 5,245,990
 and 3,939,740 shares                              (75,743)      (65,568)       (45,650)
Accumulated other comprehensive loss,
 net of taxes                                      (10,833)       (8,280)        (7,379)
                                                   236,581       231,133        236,105
                                                $4,182,932    $3,856,505     $3,628,584


         See accompanying notes to consolidated financial statements.


                   FirstFed Financial Corp. and Subsidiary
       Consolidated Statements of Operations and Comprehensive Earnings
                (Dollars in thousands, except per share data)
                                 (Unaudited)

                                              Three  Months  Ended         Six  Months  Ended
                                                     June 30,                  June 30,
                                                 2000        1999          2000          1999

Interest income:
  Interest on loans                           $66,487       $53,324      $127,613      $107,331
  Interest on mortgage-backed securities        6,096         7,043        12,238        14,652
  Interest and dividends on investments         3,872         3,330         7,706         6,451
  Total interest income                        76,455        63,697       147,557       128,434

Interest expense:
  Interest on deposits                         24,508        21,268        47,638        43,932
  Interest on borrowings                       25,780        17,210        47,772        34,118
  Total interest expense                       50,288        38,478        95,410        78,050

Net interest income                            26,167        25,219        52,147        50,384
Provision for loan losses                           -             -             -             -
Net interest income
  after provision for loan losses              26,167        25,219        52,147        50,384

Non-interest income:
  Loan and other fees                             794         1,099         1,532         2,384
  Gain on sale of loans                            38           504             3         1,087
  Real estate operations, net                     476         1,526           438         1,828
  Other operating income                        1,110         1,028         2,170         1,991
  Total non-interest income                     2,418         4,157         4,143         7,290

Non-interest expense:
 Compensation                                   6,809         6,637        13,439        13,627
 Occupancy                                      2,021         1,991         3,977         3,889
 Goodwill amortization                            399           121           425           242
 Other expenses                                 3,341         4,364         6,974         7,943
 Total non-interest expense                    12,570        13,113        24,815        25,701

Earnings before income taxes                   16,015        16,263        31,475        31,973
Income tax provision                            6,664         7,160        13,289        13,955
Net earnings                                  $ 9,351       $ 9,103      $ 18,186      $ 18,018
Other comprehensive loss,
  net of taxes                                    (42)       (7,302)       (2,553)       (6,676)
Comprehensive earnings                        $ 9,309       $ 1,801      $ 15,633      $ 11,342

Earnings per share:
  Basic                                       $  0.54       $  0.47      $   1.04      $   0.90
  Diluted                                     $  0.54       $  0.47      $   1.03      $   0.90

Weighted average shares outstanding:
  Basic                                    17,225,285    19,331,157    17,522,641    19,939,106
  Diluted                                  17,330,584    19,529,207    17,629,206    20,118,593


         See accompanying notes to consolidated financial statements.




                   FirstFed Financial Corp. and Subsidiary
                    Consolidated Statements of Cash Flows
                            (Dollars in thousands)
                                 (Unaudited)
                                                                      Six Months Ended
                                                                           June 30,
                                                                      2000         1999

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                      $ 18,186       $ 18,018
Adjustments to reconcile net earnings
  to net cash provided by (used in) operating activities:
  Net change in loans-held-for-sale                                  1,058         10,412
  Depreciation and amortization                                        929          1,072
  Provision for losses on real estate owned                              -              4
  Valuation adjustments on real estate sold                           (367)        (2,053)
  Amortization of fees and discounts                                   589           (231)
  Decrease in servicing asset                                          269            130
  (Increase) Decrease in interest and dividends receivable          (3,212)         1,757
  Decrease in interest payable                                      (1,010)        (4,682)
  Amortization of goodwill                                             425            242
  Increase in other assets                                          (2,774)        (1,093)
  Increase (decrease) in accrued expenses and other liabilities     (3,118)         2,784
   Total adjustments                                                (7,211)         8,342
     Net cash provided by operating activities                      10,975         26,360

CASH FLOWS FROM INVESTING ACTIVITIES:
  Loans made to customers net of principal
   collection on loans                                            (276,982)        36,753
  Loans purchased                                                     (304)       (13,419)
  Proceeds from sales of real estate owned                           3,743         11,131
  Proceeds from maturities and principal payments
   of investment securities available-for-sale                       7,064          3,211
  Principal reductions on mortgage-backed securities
   available for sale                                               33,107         65,435
  Purchase of investment securities
   available-for sale                                               (3,447)       (61,795)
  Redemption (purchase) of FHLB stock                                 (494)         4,823
  Other                                                             (1,186)        (4,149)
  Increase in assets and liabilities due to acquisitions:
   Loans                                                          (125,171)             -
   Deposits                                                        168,457              -
   Goodwill                                                        (10,420)             -
       Net cash provided by (used in) investing activities        (205,633)        41,990

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net decrease in savings deposits                                 (87,946)      (123,405)
  Net increase in short term borrowings                            248,975        105,628
  Treasury stock purchases                                         (10,175)       (32,296)
  Decrease in long term borrowings                                       -           (700)
  Other                                                             (2,136)        (2,051)
       Net cash  provided by financing activities                  148,718        (52,824)

  Net increase (decrease) in cash and cash equivalents             (45,940)        15,526
  Cash and cash equivalents at beginning of period                 101,807        126,280
  Cash and cash equivalents at end of period                      $ 55,867       $141,806

         See accompanying notes to consolidated financial statements.

                   FirstFed Financial Corp. and Subsidiary
                  Notes to Consolidated Financial Statements
                                 (Unaudited)


1. The unaudited consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the periods covered have been made. Certain information and note disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading.

It is suggested that these condensed financial statements are read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. The results for the periods covered hereby are not necessarily indicative of the operating results for a full year.

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

4. Recent Accounting Pronouncements

In June of 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires recognition of all derivatives as either assets or liabilities in the statement of financial condition and the measurement of those instruments at fair value. Recognition of changes in fair value will be recognized into income or as a component of other comprehensive income depending upon the type of the derivative and its related hedge, if any. As amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Early implementation is permitted under this statement. The Company has not adopted early implementation and management has determined that implementing this statement will not have a material affect on its financial condition or results of operations. In June of 2000, the FASB also issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which amends SFAS No. 133.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations




Financial Condition

At June 30, 2000, FirstFed Financial Corp. (the "Company"), holding company for First Federal Bank of California and its subsidiaries (the "Bank"), had consolidated assets totaling $4.2 billion, compared to $3.9 billion at December 31, 1999 and $3.6 billion at June 30, 1999. The growth in total assets during the first six months of 2000 is primarily attributable to an increase in the portfolio of loans, including mortgage-backed securities. The loan portfolio including mortgage-backed securities increased to $3.9 billion at June 30, 2000 from $3.5 billion at December 31, 1999 and $3.2 billion at December 31, 1999. The increase is due to loan originations of $626.1 million during the first six months of 2000, which includes $125.2 million in loans purchased from Fidelity Federal Bank on March 31, 2000.

The Bank's primary market area is Southern California, which remains economically sound. According to the UCLA Anderson Forecast for California, June 2000 Report (The "UCLA Report"), the California economy started to outpace the rest of the nation in employment and economic growth during the last half of 1999, which carried into the year 2000. The unemployment rate in California is now converging with the national level for the first time in many years. The factors mentioned above have had a positive impact on the housing industry in Southern California. According to the UCLA Report, average home prices in Los Angeles County increased by 6.1% in 1999 and are expected to increase by 5.9% in 2000. Increased mortgage rates and volatility in the stock market may negatively impact future increases in home prices.

The improved economy and real estate market positively impacted several areas of the Bank's operations during the first six months of 2000. The ratio of non-performing assets to total assets decreased to 0.27% as of June 30, 2000 from 0.40% as of December 31, 1999 and 0.45% as of June 30, 1999. (See "Non-performing Assets" for further discussion.)

The Company recorded net loan loss recoveries of $219 thousand and $787 thousand for the second quarter and first six months of 2000, respectively. In comparison, net loan charge-offs were $764 thousand and $1.2 million for the second quarter and first six months of 1999, respectively. The Company did not record a provision for loan losses during the first six months of 2000 or for the comparable 1999 period. The Bank's general valuation allowance was $71.9 million or 1.93% of total loans and real estate owned with loss exposure at June 30, 2000. This compares with $70.3 million or 2.15% as of December 31, 1999 and $68.6 million or 2.28% at June 30, 1999. The Bank also maintains valuation allowances for impaired loans, which totaled $1.8 million at June 30, 2000, $2.6 million at December 31, 1999 and $5.6 million at June 30, 1999.

The following table shows the components of the Bank's portfolio of loans (including loans held for sale) and mortgage-backed securities by collateral type as of the dates indicated:



                                             June 30,       December 31,       June 30,
                                               2000            1999             1999
                                                       (Dollars in thousands)

      REAL ESTATE LOANS:
        First trust deed residential loans:
         One to four units                   $2,022,106     $1,813,783     $1,563,094
         Five or more units                   1,302,565      1,123,308      1,091,402
            Residential loans                 3,324,671      2,937,091      2,654,496

      OTHER REAL ESTATE LOANS:
         Commercial and industrial              186,794        183,194        180,203
         Second trust deeds                      12,350         13,489         14,063
            Real estate loans                 3,523,815      3,133,774      2,848,762

       NON-REAL ESTATE LOANS:
         Manufactured housing                       545            613            759
         Deposit accounts                           566            683            908
         Commercial business loans               10,787          8,140          2,905
         Consumer                                 3,578            593            468
            Loans receivable                  3,539,291      3,143,803      2,853,802

      LESS:
         General valuation allowances-
          loan portfolio                         71,545         69,954         68,137
         Valuation allowances - impaired loans    1,792          2,596          5,644
         Unrealized loan fees                     6,563         10,706         11,775
            Net loans receivable              3,459,391      3,060,547      2,768,246

      FHLMC AND FNMA MORTGAGE-
         BACKED SECURITIES (at fair value):
         Secured by single family dwellings     376,024        412,469        464,552
         Secured by multi-family dwellings       15,190         16,172         16,175
            Mortgage-backed securities          391,214        428,641        480,727
              TOTAL                          $3,850,605     $3,489,188    $ 3,248,973


The mortgage-backed securities portfolio, classified as available-for-sale, was recorded at fair value as of June 30, 2000. A negative fair value adjustment of $9.1 million, net of taxes, was recorded in stockholders' equity as of June 30, 2000. This compares to $6.6 million as of December 31, 1999 and $6.5 million as of June 30, 1999.

The investment securities portfolio, classified as available-for-sale, was recorded at fair value as of June 30, 2000. An unrealized loss of $1.7 million, net of taxes, was reflected in stockholders' equity as of June 30, 2000. This compares to $1.7 million as of December 31, 1999 and $872 thousand as of June 30, 1999.

Asset/Liability Management

Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from the interest rate risk inherent in its lending and deposit taking activities. Management actively monitors its interest rate risk exposure. The Company does not engage in trading activities. Nothing has occurred since December 31, 1999 that materially affects the Company's market risk.

The one year GAP (the difference between rate-sensitive assets and liabilities repricing within one year or less) was a negative $77.6 million or a negative 1.86% of total assets at June 30, 2000. In comparison, the one year GAP was a positive $108.2 million or 2.81% of total assets as of December 31, 1999 and a positive $379.7 million or 10.47% of total assets as of June 30, 1999. Over 89% of the Bank's rate-sensitive assets reprice within one year. Therefore, the Bank's one year GAP generally varies based upon the extent to which the maturities of its deposits and borrowings exceed one year. The one year GAP has decreased over the last year due to an increase in borrowings with maturities of less than one year.

Although there is little difference in the repricing periods of the Bank's assets and liabilities, the Bank's interest rate margin typically declines during periods of increasing interest rates. A three-month time lag before changes in the FHLB Eleventh District Cost of Funds Index (the "COFI Index") can be implemented with respect to the Bank's loans causes the adjustable rate loan portfolio to adjust slowly to increasing interest rates. However, the Bank's cost of funds responds immediately to increasing interest rates due to the short term nature of its deposits and borrowings. See "Net Interest Income" for additional information.

Capital

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and percentages of total capital to risk-weighted assets. The Bank meets the standards necessary to be deemed well capitalized under the applicable regulatory requirements. The following table summarizes the Bank's actual capital and required capital as of June 30, 2000:


                                   Tangible         Core         Risk-based
                                    Capital       Capital           Capital
                                            (Dollars in thousands)
Actual Capital:
     Amount                         $232,509       $232,509       $263,078
    Ratio                               5.51%          5.51%         10.94%
Minimum required capital:
     Amount                         $ 63,324       $168,863       $192,365
     Ratio                             1.50%           4.00%          8.00%
Well capitalized required capital:
     Amount                               -        $211,079       $240,456
     Ratio                                -            5.00%         10.00%

During the first six months of 2000, the Company repurchased 821,500 shares of its common stock at an average price of $12.39 per share. As of June 30, 2000, 889,016 shares remain eligible for repurchase under the Company's authorized repurchase program.

Results of Operations

The Company reported consolidated net earnings of $9.4 million for the second quarter of 2000 compared to net earnings of $9.1 million for the second quarter of 1999. Quarterly earnings improved compared to last year due to 4% growth in net interest income, a special dividend from the Federal Home Loan Bank of San Francisco, and a 4% reduction in non-interest expenses due to decreased legal expenses. Decreases in gain on sale of loans and income from real estate operations offset the increased earnings.

The Company reported consolidated net earnings of $18.2 million for the first six months of 2000, compared to $18.0 million for the same period last year. The increase in year-to-date net earnings resulted primarily from the same factors that affected quarterly earnings.


Loan Loss Allowances

Listed below is a summary of activity in the Bank's general valuation allowance and the valuation allowance for impaired loans during the periods indicated:


                                           Six Months Ended June 30, 2000
                                          General      Impaired
                                         Valuation    Valuation
                                        Allowances    Allowances       Total
                                               (Dollars in thousands)

Balance at December 31, 1999             $69,954       $ 2,596      $72,550
Charge-offs:
   Single family                            (484)            -         (484)
   Multi-family                                -          (804)        (804)
   Commercial                               (105)            -         (105)
   Others - non-real estate                 (103)            -         (103)
Total charge-offs                           (692)         (804)      (1,496)
Recoveries                                 2,283             -        2,283
Net recoveries (charge-offs)               1,591          (804)         787
Balance at June 30, 2000                 $71,545       $ 1,792      $73,337


                                           Six Months Ended June 30, 1999
                                          General      Impaired
                                         Valuation    Valuation
                                        Allowances   Allowances        Total
                                                   (Dollars in thousands)

Balance at December 31, 1998             $67,638       $ 7,634      $75,272
Charge-offs:
   Single family                            (308)            -         (308)
   Multi-family                             (149)       (1,438)      (1,587)
   Commercial                                  -          (552)        (552)
   Non-real estate                          (133)            -         (133)
Total charge-offs                           (590)       (1,990)      (2,580)
Recoveries                                 1,089             -        1,089
Net recoveries (charge-offs)                 499        (1,990)      (1,491)
Balance at June 30, 1999                 $68,137       $ 5,644      $73,781


Management is unable to predict future levels of loan loss provisions. Among other things, future loan loss provisions are based on the level of loan charge-offs, foreclosure activity, and the economic climate in Southern California.

The Bank maintains a repurchase liability for loans sold with recourse, recorded as a liability. This liability was 8.14% of loans sold with recourse as of June 30, 2000, compared to 7.18% as of December 31, 1999 and 6.66% as of June 30, 1999. The balance of loans sold with recourse totaled $157.6 million, $178.7 million and $192.6 million as of June 30, 2000, December 31, 1999 and June 30, 1999, respectively. The Bank has not entered into any new recourse arrangements since 1989. Listed below is a summary of the activity in the repurchase liability for loans sold with recourse during the periods indicated:

                                             Six Months Ended June 30,
                                              2000              1999
                                               (Dollars in thousands)

Balance at beginning of period               $12,824           $12,546
Recoveries                                         -               278
Balance at end of period                     $12,824           $12,824


The Bank also maintains a general valuation allowance for real estate acquired by foreclosure. The following table summarizes activity in the general valuation allowance for real estate acquired by foreclosure during the periods indicated:

                                             Six Months Ended June 30,
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



Net Interest Income

During the first six months of 2000, the interest rate margin decreased to 2.35% from 2.60% for the same period of the prior year because increases in the Bank's cost of funds were greater than increases in the yield on the loan portfolio. The COFI Index (on a lagged basis) determines the yield on over 85% of the loan portfolio. Due to increased interest rates, the COFI Index in effect during the six months ended June 30, 2000 increased by 0.23% over the COFI Index in effect during the same period of last year. However, the Bank's average cost of funds increased by 0.49% during the first six months of 2000 compared to the same period of last year.

On a quarterly basis, the Bank's interest rate margin decreased to 2.28% for the second quarter of 2000 from 2.63% for the second quarter of last year. The Index in effect during the second quarter of 2000 increased by 0.40% compared to the prior year second quarter. However, the Bank's average cost of funds increased by 0.65% compared to the second quarter of the prior year.

Despite the decreases in margin during the second quarter and first six months, net interest income increased by 4% during both the second quarter and first six months of 2000. The increases were caused by growth in interest-earning assets of 14% and 10% during the second quarter and first six months of 2000, respectively. The Bank also received $501 thousand in special dividends from the Federal Home Loan Bank of San Francisco during the second quarter.

The following table sets forth: (i) the average daily dollar amounts of and average yields earned on loans, mortgage-backed securities and investment securities, (ii) the average daily dollar amounts of and average rates paid on savings and borrowings, (iii) the average daily dollar differences, (iv) the interest rate spreads, and (v) the effective net spreads for the periods indicated:

                                       During the Six Months Ended June 30,

                                             2000               1999
                                                  (Dollars in thousands)

Average loans and mortgage-backed
 securities                                 $ 3,657,015      $3,289,283
Average investment securities                   170,311         182,420
Average interest-earning assets               3,827,326       3,471,703
Average savings deposits                      2,109,439       2,109,079
Average borrowings                            1,585,304       1,240,162
Average interest-bearing liabilities          3,694,743       3,349,241
Excess of interest-earning assets over
 interest-bearing liabilities               $   132,583      $  122,462


Yields earned on average interest
 earning assets                                    7.54%           7.30%
Rates paid on average interest-
 bearing liabilities                               5.19            4.70
Net interest rate spread                           2.35            2.60
Effective net spread(1)                            2.53            2.77

Total interest income                       $   144,319      $  126,717
Total interest expense                           95,392          78,043
                                                 48,927          48,674
Total other items(2)                              3,220           1,710
Net interest income                         $    52,147      $   50,384



                                   During the Three Months Ended June 30,

                                             2000               1999

                                               (Dollars in thousands)
Average loans and mortgage-backed
 securities                                 $ 3,786,079      $3,272,833
Average investment securities                   157,131         180,659
Average interest-earning assets               3,943,210       3,453,492
Average savings deposits                      2,146,295       2,063,939
Average borrowings                            1,670,431       1,261,228
Average interest-bearing liabilities          3,816,726       3,325,167
Excess of interest-earning assets over
 interest-bearing liabilities               $   126,484      $  128,325


Yields earned on average interest
 earning assets                                    7.57%           7.27%
Rates paid on average interest-
 bearing liabilities                               5.29            4.64
Net interest rate spread                           2.28            2.63
Effective net spread(1)                            2.44            2.80

Total interest income                       $    74,616      $   62,754
Total interest expense                           50,257          38,474
                                                 24,359          24,280
Total other items(2)                              1,808             939
Net interest income                         $    26,167      $   25,219


(1)The effective net spread is a fraction, the denominator of which is the average dollar amount of interest-earning assets, and the numerator of which is net interest income (excluding stock dividends and miscellaneous interest income).
(2)Includes Federal Home Loan Bank Stock dividends and other miscellaneous items.

Non-Interest Income and Expense

Loan and other fees were $794 thousand and $1.5 million for the second quarter and first six months of 2000, respectively, compared to $1.1 million and $2.4 million for the second quarter and first six months of 1999, respectively. The decrease in loan and other fees is attributable to a decline in service fees on loans serviced for other investors, due to loan payoffs, and lower late charge and prepayment fee income. Also, an adjustment for impairment of the Bank's servicing asset ($144 thousand) was recorded during the first quarter of 2000.

Gain on sale of loans results primarily from loan fees recognized at the time of sale. Gain on sale of loans decreased to $38 thousand and $3 thousand for the second quarter and first six months of 2000, respectively, compared to gains of $504 thousand and $1.1 million for the second quarter and first six months of 1999, respectively. The volume of loans sold totaled $2.6 million and $3.9 million during the second quarter and first six months of 2000, respectively, compared to $56.7 and $114.5 million, respectively, for the same periods of 1999. The lower volumes during 2000 result from the fact that borrower demand for fixed rated loans originated for sale by the Bank decreased due to higher interest rates on those mortgages.

Real estate operations resulted in net gains of $476 thousand and $438 thousand for the second quarter and first six months of 2000, respectively. This compares to net gains of $1.5 million and $1.8 million for second quarter and first six months 1999, respectively. Real estate operations include gains and losses on the sale of foreclosed properties as well as operational income and expense during the holding period. Gain on real estate operations during 2000 resulted primarily from the collection of outstanding judgements.

Non-interest expense decreased to $12.6 million and $24.8 million during the second quarter and first six months of 2000, respectively, compared with $13.1 million and $25.7 million for second quarter and first six months of 1999, respectively. The decreases are primarily the result of lower legal expenses. However, non-interest expense during the second quarter of 2000 includes operational expenses, goodwill amortization and FDIC insurance premiums associated with the new branches purchased from Fidelity Bank at the end of the first quarter.

The ratio of non-interest expense to average assets decreased to 1.22% and 1.23% of average assets for the second quarter and first six months of 2000, respectively, from 1.38% and 1.37% for second quarter and first six months of 1999, respectively. The ratio decreased due to growth in average assets, and a reduction in legal expenses.


Non-accrual, Past Due, Modified and Restructured Loans

The Bank accrues interest earned but uncollected for every loan without regard to its contractual delinquency status and establishes a specific interest allowance for each loan which becomes 90 days or more past due or is in foreclosure. Loans requiring delinquent interest allowances (non-accrual loans) totaled $9.6 million at June 30, 2000 compared with $13.8 million at December 31, 1999 and $13.3 million at June 30, 1999.

The amount of interest allowance for loans 90 days or more delinquent or in foreclosure was $604 thousand at June 30, 2000 and $720 thousand at both December 31, 1999 and June 30, 1999.

The Bank has debt restructurings that result from temporary modifications of principal and interest payments. Under these arrangements, loan terms are typically reduced to no less than a monthly interest payment required under the note. Any loss of revenues under the modified terms would be immaterial to the Bank. Generally, if the borrower is unable to return to scheduled principal and interest payments at the end of the modification period, foreclosure proceedings are initiated. As of June 30, 2000, the Bank had modified loans totaling $8.1 million, net of loan loss allowances totaling $1.9 million. No modified loans were 90 days or more delinquent as of June 30, 2000.

Pursuant to Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS No. 114"), the Bank considers a loan impaired when management believes that it is probable that the Bank will not be able to collect all amounts due under the contractual terms of the loan. Estimated impairment losses are recorded as separate valuation allowances and may be subsequently adjusted based upon changes in the measurement of impairment. Impaired loans, disclosed net of valuation allowances, include non-accrual major loans (single family loans with an outstanding principal amount greater than or equal to $500 thousand and multi-family and commercial real estate loans with an outstanding principal amount greater than or equal to $750 thousand), modified loans, and major loans less than 90 days delinquent in which full payment of principal and interest is not expected to be received.

The following is a summary of impaired loans, net of valuation allowances for impairment, as of the dates indicated:

                             June 30,        December 31,      June 30,
                                2000             1999            1999
                                          (Dollars in thousands)

Non-accrual loans             $ 1,004           $ 2,079         $   959
Modified loans                  7,145             6,534           4,796
Other impaired loans            1,851             2,820           6,520
                              $10,000           $11,433         $12,275


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

All impaired loans were measured using the fair value method as of June 30, 2000, December 31, 1999 and June 30, 1999.

Impaired loans for which valuation allowances had been established totaled $3.7 million, $7.5 million, and $12.3 million for the quarters ended June 30, 2000, December 31, 1999, and June 30, 1999, respectively. Impaired loans for which there was no valuation allowance established totaled $6.3 million and $3.9 million for the quarters ended June 30, 2000 and December 31, 1999. See "Results of Operations" for an analysis of activity in the valuation allowance for impaired loans.

The table below shows the Bank's net investment in non-performing loans that were determined to be impaired by property type, as of the dates indicated:

                              June 30,     December 31,       June 30,
                                2000           1999             1999
                                         (Dollars in thousands)

Single family                  $1,004         $  987         $     -
Multi-family                        -          1,092             959
                               $1,004         $2,079         $   959

Cash payments received from impaired loans are recorded in accordance with the contractual terms of the loan. The principal portion of the payment is used to reduce the principal balance of the loan, whereas the interest portion is recognized as interest income.

The average recorded investment in impaired loans during the quarters ended June 30, 2000, December 31, 1999, and June 30, 1999 was $10.0 million, $11.4 million and $12.3 million, respectively. The amount of interest income recognized on the cash basis for impaired loans during the quarters ended June 30, 2000, December 31, 1999 and June 30, 1999 was $175 thousand, $188 thousand and $297 thousand, respectively. Interest income recognized under the accrual basis for the quarters ended June 30, 2000, December 31, 1999 and June 30, 1999 was $176 thousand, $188 thousand and $273 thousand, respectively.

Asset Quality

The following table sets forth certain asset quality ratios of the Bank at the dates indicated:

                                 June 30,      December 31,       June 30,
                                   2000             1999           1999
Non-Performing Loans to
Loans Receivable (1)               0.25%            0.42%          0.43%

Non-Performing Assets to
Total Assets(2)                    0.27%            0.40%          0.45%

Loan Loss Allowances to
Non-Performing Loans (3)         750.54%          509.74%        520.13%

General Loss Allowances to
Assets with Loss Exposure (4)      1.93%            2.15%          2.28%

General Loss Allowances to
Total Assets with Loss
Exposure (5)                       2.18%            2.41%          2.55%
 _______________________


(1) Non-performing loans are net of valuation allowances related to those loans. Loans receivable exclude mortgage-backed securities and are before deducting unrealized loan fees,general valuation allowances and valuation allowances for impaired loans.

(2) Non-performing assets are net of valuation allowances related to those assets.

(3) The Bank's loan loss allowances, including valuation allowances for non-performing loans and general valuation allowances but excluding general valuation allowances for loans sold by the Bank with full or limited recourse. Non-performing loans are before deducting valuation allowances related to those loans.

(4) The Bank's general valuation allowances , excluding general valuation allowances for loans sold with full or limited recourse. The Bank's assets with loss exposure includes its loan portfolio, real estate owned, loan commitments, and potential loan buybacks but excludes mortgage-backed securities.

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

Non-performing Assets

The Bank defines non-performing assets as loans delinquent over 90 days (non-accrual loans), loans in foreclosure and real estate acquired by foreclosure (real estate owned). An analysis of non-performing assets follows as of the dates indicated:
                                      June 30,    December 31,    June 30,
                                        2000          1999          1999
                                          (Dollars in thousands)

Real estate owned:
Single family                         $ 2,470       $ 1,069       $ 2,981
Multi-family                                -         1,483         1,500
Less:
General valuation allowance              (350)         (350)         (500)
    Total real estate owned             2,120         2,202         3,981

Non-accrual loans:
Single family                           7,543         9,626         7,740
Multi-family                            1,912         3,995         4,391
Commercial real estate                    163           225         1,190
Less:
   Valuation allowances (1)              (642)         (625)       (1,150)
    Total non-accrual loans             8,976        13,221        12,171
Total non-performing assets           $11,096       $15,423       $16,152
     __________________________

(1) Includes valuation allowances for impaired loans and loss allowances on other non-performing loans requiring fair value adjustments.


Real estate owned at June 30, 2000 decreased 4% compared to the December 31, 1999 level and decreased 47% compared to the June 30, 1999 level. Non-accrual loans, net of valuation allowances, at June 30, 2000 decreased 32% compared to the December 31, 1999 level and decreased 26% compared to the June 30, 1999 level. The decreases are due to the improved economy and real estate market in Southern California.


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

Deposits accepted by retail banking offices decreased by $61.9 million during the second quarter of 2000 due to expected outflows of deposits purchased from Fidelity Federal Bank on March 31, 2000 and normal outflows during the second quarter due to tax payments by depositors. Retail deposits increased by $134.9 million during the first six months of 2000 due to $168.5 million in deposits acquired from Fidelity Federal Bank during the first quarter of 2000, offset by the outflows described during the second quarter of 2000. Retail deposits comprised 79% of total savings deposits as of June 30, 2000.

Telemarketing deposits decreased by $20.2 million and $27.0 million during the second quarter and first six months of 2000, respectively. These deposits are normally large deposits from pension plans, managed trusts and other financial institutions. These deposit levels fluctuate based on the attractiveness of the Bank's rates compared to returns available to investors on alternative investments. Telemarketing deposits comprised 1% of total deposits at June 30, 2000.

Deposits acquired from national brokerage firms ("brokered deposits") increased by $15.9 million and decreased by $27.3 million during the second quarter and first six months of 2000, respectively. Because the Bank has sufficient capital to be deemed "well-capitalized" under the standards established by the Office of Thrift Supervision, it may solicit brokered funds without special regulatory approval. At June 30, 2000, brokered deposits comprised 20% of total deposits.

Total borrowings increased by $220.1 million and $249.0 million during the second quarter and first six months of 2000, respectively. The increase was attributable to increased loan originations.

Internal  sources of funds  include  both  principal  payments  and payoffs on loans and mortgage-backed securities, loan sales, and positive cash flows from operations. Principal payments include amortized principal and prepayments that are a function of real estate activity and the general level of interest rates.

Total principal payments on loans and mortgage-backed securities were $136.7 million and $254.0 million for the second quarter and first six months of 2000, respectively. This compares with principal payments of $214.9 million and $401.8 million for the second quarter and first six months of 1999, respectively.

Loan sales were $2.6 million and $3.9 for the second quarter and first six months of 2000, compared with sales of $56.7 million and $114.5 million for the second quarter and first six months of 1999. The decrease is attributable to a reduction in loans originated for sale.

                         PART II - OTHER INFORMATION


 Item 6. Exhibits and Reports on Form-8K


   (1) Underwriting Agreement filed as Exhibit 1 to Amendment No 2 to Form S-3 dated September 7, 1994 and incorporated by reference.
 (3.1) Restated  Certificate  of  Incorporation  filed as Exhibit  3.1 to Form
        10-K for the fiscal year ended December 31, 1999 and incorporated by reference.
 (3.2) By-laws  filed as  Exhibit  (1)(a) to Form 8-A dated  June  4,1987  and incorporated by reference.
 (4.1) Amended and Restated Rights Agreement dated as of June 25, 1998, filed as Exhibit 4.1 to Form 8-A/A, dated June 25, 1998 and incorporated by reference.
(10.1) Deferred Compensation Plan filed as Exhibit 10.3 to Form  10-K  for the fiscal year ended December 31, 1983 and incorporated by reference. (10.2) Bonus Plan filed as Exhibit 10(iii)(A)(2) to Form 10 dated November 2,
        1993 and incorporated by reference.
(10.3) Supplemental Executive Retirement Plan dated January  16, 1986 filed as
        Exhibit 10.5 to Form 10-K for the fiscal year ended December 31, 1992 and incorporated by reference.
(10.4) Change  of  Control  Agreement  effective  September 26,1996  filed  as
        Exhibit 10.4 to Form 10-Q for the Quarter ended September 30, 1996 and incorporated by reference.
(10.5) 1997 Non-employee Directors Stock Incentive Plan filed  as Exhibit 1 to
        Form S-8 dated August 12, 1997 and incorporated by reference.
  (21) Registrant's sole subsidiary is First Federal Bank of California, a federal savings bank.
  (22) Power of Attorney



(b) Reports on Form 8-K

The Company filed a current report on Form 8-K dated April 5, 2000, wherein First Federal Bank, the sole subsidiary of the Company, announced that on March 31, 2000, it consummated the previously announced purchase of the Culver City and West Hollywood Branches of Fidelity Federal Bank.

The Company also filed a report on Form 8-K dated April 26, 2000 to report the release of earnings for the quarter ended March 31, 2000.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                       FIRSTFED FINANCIAL CORP.
                                        Registrant

                                       Date:   August 11, 2000


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