Form 10-Q
period 2000-09-30
FIRSTFED FINANCIAL CORP
filed 2000-11-14
CIK 810536

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
Mark one
[X]               QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Quarter Ended September 30, 2000
                                      OR
[ ]              TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


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

                                          Yes        x      No

As of November 1, 2000 17,229,809 shares of the Registrant's $.01 par value common stock were outstanding.

                           FirstFed Financial Corp.
                                    Index




                                                                          Page
Part I.   Financial Information

          Item 1.  Financial Statements

                   Consolidated Statements of Financial Condition
                   as of September 30, 2000, December 31, 1999
                   and September 30, 1999                                    3

                   Consolidated Statements of Operations and Comprehensive Earnings for the three months and nine months ended
                   September 30, 2000 and 1999                               4

                   Consolidated Statements of Cash Flows for the nine
                   months ended September 30, 2000 and 1999                  5

                   Notes to Consolidated Financial Statements                6

          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                       7

Part II.  Other Information (omitted items are inapplicable)

          Item 6.  Exhibits and Reports on Form 8-K                         18

Signatures
                                                                            19





                        PART I - FINANCIAL STATEMENTS

Item 1. Financial Statements

                   FirstFed Financial Corp. and Subsidiary
                Consolidated Statements of Financial Condition
                (Dollars in thousands, except per share data)
                                 (Unaudited)

                                                     September 30,     December 31   September 30,
                                                        2000               1999          1999

Assets
Cash and cash equivalents                               $  47,234      $ 101,807     $    73,971
Investment securities, available-for-sale
  (at fair value)                                         142,375        151,195         153,893
Mortgage-backed securities, available-for-sale
  (at fair value)                                         381,074        428,641         447,444
Loans receivable, held-for-sale (fair value of
  $1,422, $2,324 and $3,158)                                1,422          2,303           3,158
Loans receivable, net                                   3,536,906      3,058,244       2,970,070
Accrued interest and dividends receivable                  26,758         21,825          21,634
Real estate                                                 2,031          2,236           2,052
Office properties and equipment, net                       11,045         11,745          11,948
Investment in Federal Home Loan Bank
 (FHLB) stock, at cost                                     76,700         71,722          70,760
Other assets                                               26,681         19,607          18,600
                                                      $ 4,252,226     $3,869,325     $ 3,773,530

Liabilities
Deposits                                               $2,159,879     $2,061,357     $ 2,004,212
FHLB advances and other borrowings                      1,469,000      1,169,000       1,153,550
Securities sold under agreements to repurchase            321,822        363,635         337,733
Accrued expenses and other liabilities                     52,298         44,200          49,494
                                                        4,002,999      3,638,192       3,544,989

Commitments and Contingent Liabilities

Stockholders' Equity
Common stock, par value $.01 per share;
 authorized 100,000,000 shares; issued 23,293,799
 23,269,051, and 23,269,051 shares, outstanding
17,226,309, 18,023,061 and 18,409,411 shares                  233            233             233
Additional paid-in capital                                 31,725         31,561          31,063
Retained earnings - substantially restricted              302,629        274,946         268,071
Loan to employee stock ownership plan                      (1,833)        (1,759)         (1,880)
Treasury stock, at cost, 6,067,490, 5,245,990
 and 4,859,640 shares                                     (75,743)       (65,568)        (60,299)
    Accumulated other comprehensive loss,
     net of taxes                                          (7,784)        (8,280)         (8,647)
                                                          249,227        231,133         228,541
                                                       $4,252,226     $3,869,325     $ 3,773,530


         See accompanying notes to consolidated financial statements.


                           FirstFed Financial Corp.
                                and Subsidiary
           Consolidated Statements of Operations and Comprehensive Earnings
                (Dollars in thousands, except per share data)
                                  (Unaudited)

                                                            Three  Months  Ended        Nine Months ended
                                                                September 30,             September 30,
                                                             2000          1999         2000          1999

Interest income:
  Interest on loans                                     $   71,967     $  53,097     $ 199,580     $ 160,428
  Interest on mortgage-backed securities                     6,064         6,443        18,302        21,095
  Interest and dividends on investments                      3,949         4,131        11,655        10,582
     Total interest income                                  81,980        63,671       229,537       192,105
Interest expense:
  Interest on deposits                                      25,832        21,141        73,470        65,073
  Interest on borrowings                                    29,458        18,235        77,230        52,353
     Total interest expense                                 55,290        39,376       150,700       117,426

Net interest income                                         26,690        24,295        78,837        74,679
Provision for loan losses                                                     -              -             -           -
Net interest income after provision for losses              26,690        24,295        78,837        74,679

Non-interest income:
  Loan servicing and other fees                                886           968         2,418         3,352
  Gain on sale of  loans                                        19           111            22         1,198
  Real estate operations, net                                   58           685           496         2,513
   Other operating income                                      987         1,049         3,157         3,040
     Total non-interest income                               1,950         2,813         6,093        10,103

Non-interest expense:
  Compensation                                               6,775         6,664        20,214        20,291
  Occupancy                                                  2,022         1,877         5,999         5,767
  Goodwill amortization                                        399           122           824           362
  Other expenses                                             3,080         3,327        10,054        11,271
     Total non-interest expense                             12,276        11,990        37,091        37,691

Earnings before income taxes and
  extraordinary item                                        16,364        15,118        47,839        47,091
Income tax provision                                         6,867         6,409        20,156        20,364
Earnings before extraordinary item                           9,497         8,709        27,683        26,727

Extraordinary item
    Loss on early extinguishment of debt, net of taxes           -          (351)            -          (351)
Net earnings                                              $  9,497     $   8,358     $  27,683     $  26,376

Other comprehensive earnings (loss),
 net of taxes                                                3,049        (1,268)          496        (7,944)
Comprehensive earnings                                    $ 12,546     $   7,090     $  28,179     $  18,432

Basic EPS:
  EPS before extraordinary item                           $   0.55     $    0.46     $    1.59     $    1.37
  Extraordinary item                                             -         (0.02)           -          (0.02)
  EPS after extraordinary item                            $   0.55     $    0.44     $    1.59     $    1.35

Diluted EPS:
  EPS before extraordinary item                           $   0.54     $    0.46     $     1.58    $    1.36
  Extraordinary item                                             -         (0.02)             -        (0.02)
  EPS after extraordinary item                            $   0.54     $    0.44     $     1.58    $    1.34






         See accompanying notes to consolidated financial statements.


                    Consolidated Statements of Cash Flows
                            (Dollars in thousands)
                                 (Unaudited)
                                                                 Nine Months Ended
                                                                    September 30,
                                                                 2000          1999

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                  $ 27,683     $  26,376
Adjustments to reconcile net earnings
  to net cash provided by (used in) operating activities:
  Net change in loans held-for-sale                                881        13,292
  Depreciation and amortization                                  1,403         1,776
  Valuation adjustments on real estate sold                       (441)       (2,370)
  Amortization of fees and discounts                               691           322
  Decrease in servicing asset                                      345           220
  (Increase) decrease in interest and dividends receivable      (4,933)        1,842
  Increase (decrease) in interest payable                        2,591        (9,668)
  Amortization of goodwill                                         824           362
  Increase in other assets                                      (2,726)       (1,632)
  Increase  in accrued expenses and other liabilities            6,294         7,907
   Total adjustments                                             4,929        12,051
     Net cash provided by operating activities                  32,612        38,427

CASH FLOWS FROM INVESTING ACTIVITIES:
  Loans made to customers net of principal
   collection on loans                                        (347,402)      (50,872)
  Loans purchased                                               (9,044)     (134,940)
  Proceeds from sales of real estate owned                       4,713        14,593
  Proceeds from maturities and principal payments
   of investment securities available-for-sale                  13,237         5,112
  Principal reductions on mortgage-backed securities
   available-for-sale                                           47,477        97,023
  Purchase of investment securities
   available-for sale                                           (3,547)      (96,300)
  Redemption (purchase) of FHLB stock                           (1,162)        4,823
  Other                                                         (2,200)       (4,880)
  Increase in assets and liabilities due to acquisitions:
   Loans                                                      (125,171)            -
   Deposits                                                    168,457             -
   Goodwill                                                    (10,420)            -
       Net cash used by investing activities                  (265,062)     (165,441)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net decrease in savings deposits                             (69,935)     (131,697)
  Net increase in short-term borrowings                        258,187       266,561
  Treasury stock purchases                                     (10,175)      (46,945)
  Decrease in long-term borrowings                                   -       (10,450)
  Other                                                           (200)       (2,764)
       Net cash  provided by financing activities              177,877        74,705

  Net decrease in cash and cash equivalents                    (54,573)      (52,309)
  Cash and cash equivalents at beginning of period             101,807       126,280
  Cash and cash equivalents at end of period                  $ 47,234     $  73,971

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

2. Earnings per share were computed by dividing net earnings by the weighted average number of shares of common stock outstanding for the period, plus the effect of stock options. Weighted average outstanding shares were as follows for the periods indicated:

                                 Three Months Ended        Nine Months Ended
                                   September 30,              September 30,
                                  2000       1999          2000       1999

         Basic                17,217,052  18,785,478     17,420,034  19,550,337
         Diluted              17,441,026  18,946,508     17,566,316  19,723,254

3. For purposes of reporting cash flows on the "Consolidated Statement of Cash Flows", cash and cash equivalents include cash, overnight investments and securities purchased under agreements to resell which mature within 90 days of the date of purchase.

4. Recent Accounting Pronouncements

In June of 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which establishes accounting and reporting standards for derivative instruments and for hedging activities. In June of 2000, the FASB also issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging
Activities", which amends SFAS No. 133. SFAS No. 133, as amended requires recognition of all derivatives as either assets or liabilities in the statement of financial condition and the measurement of those instruments at fair value. Recognition of changes in fair value will be recognized into income or as a component of other comprehensive income depending upon the type of the derivative and its related hedge, if any. As amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Early implementation is permitted under this statement. The Company has not adopted early implementation and management has determined that implementing this statement will not have a material affect on its financial condition or results of operations.

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" as a replacement of SFAS 125 effective for disclosure in financial statements issued subsequent to December 15, 2000, and for transactions entered after March 31, 2001. Management does not expect that the adoption of SFAS 140 will have a material impact on the financial statements.

Item 2.     Management's Discussion and Analysis of Financial Condition and
                    Results of Operations

Financial Condition

At September 30, 2000, FirstFed Financial Corp. (the "Company"), holding company for First Federal Bank of California and its subsidiaries (the "Bank"), had consolidated assets totaling $4.3 billion, compared to $3.9 billion at December 31, 1999 and $3.8 billion at September 30, 1999. The growth in total assets during the first nine months of 2000 is primarily attributable to an increase in the loan portfolio. The loan portfolio, including mortgage-backed securities increased to $3.9 billion at September 30, 2000 from $3.5 billion at December 31, 1999 and $3.4 billion at September 30, 1999. The increase is due to loan originations and purchases of $854.9 million during the first nine months of 2000, which includes $125.2 million in loans purchased from Fidelity Federal Bank on March 31, 2000.

The following is a summary of loan originations and purchases as of the dates indicated (dollars in thousands):

                Nine months ended                       Nine months ended
                  September 30,                           September 30,
                2000        1999                         2000       1999

Type of Property                          Type of Loan
Single family $ 526,891  $  629,965
Multi-family    298,016      86,129       Adjustable   $ 810,912  $ 433,477
Other            29,977      29,154       Fixed           43,972    311,771
Total         $ 854,884  $  745,248       Total        $ 854,884  $ 745,248



The Bank's primary market area is Southern California, which remains economically sound. According to the UCLA Anderson Forecast for California, September 2000 Report (The "UCLA Report"), California's employment growth has been double the nation's employment growth for the last year and is predicted to continue. The unemployment rate in California is now only slightly higher than the national level. The factors mentioned above have had a positive impact on the housing industry in Southern California. According to the UCLA Report, average home prices in Los Angeles County increased by 6.1% in 1999 and are expected to increase by 5.9% in 2000. Increased mortgage rates and volatility in the stock market may negatively impact future increases in home prices.

The improved economy and real estate market positively impacted several areas of the Bank's operations during the first nine months of 2000. The ratio of non-performing assets to total assets decreased to 0.25% as of September 30, 2000 from 0.40% as of December 31, 1999 and 0.37% as of September 30, 1999. (See "Non-performing Assets" for further discussion.)

The Company recorded net loan charge-offs of $181 thousand for the third quarter of 2000 and net loan loss recoveries of $605 thousand for the first nine months of 2000. In comparison, net loan loss recoveries of $315 thousand were recorded during the third quarter of 1999 and net loan charge-offs of $898 thousand were recorded for the first nine months of 1999. The Company did not record a provision for loan losses during the first nine months of 2000 or for the comparable 1999 period. The Bank's general valuation allowance was $71.7 million or 1.91% of total loans and real estate owned with loss exposure at September 30, 2000. This compares with $70.3 million or 2.15% as of December 31, 1999 and $69.3 million or 2.16% at September 30, 1999. The Bank also maintains valuation allowances for impaired loans, which totaled $1.8 million at September 30, 2000, $2.6 million at December 31, 1999 and $5.3 million at September 30, 1999.

The following table shows the components of the Bank's portfolio of loans (including loans held for sale) and mortgage-backed securities by collateral type as of the dates indicated:



                                                 September 30,  December 31,    September 30,
                                                     2000          1999            1999
                                                           (Dollars in thousands)

      REAL ESTATE LOANS:
        First trust deed residential loans:
         One to four units                        $2,118,180     $1,813,783      $1,616,088
         Five or more units                        1,286,042      1,123,308       1,241,638
            Residential loans                      3,404,222      2,937,091       2,857,726

      OTHER REAL ESTATE LOANS:
         Commercial and industrial                   189,762        183,194         181,035
         Third trust deeds                             9,092         13,489          13,783
            Real estate loans                      3,603,076      3,133,774       3,052,544

       NON-REAL ESTATE LOANS:
         Manufactured housing                            518            613             727
         Deposit accounts                                497            683             705
         Commercial business loans                    12,598          8,140           3,895
         Consumer                                      4,971            593             553
            Loans receivable                       3,621,660      3,143,803       3,058,424

      LESS:
         General valuation allowances-
     loan portfolio                                   71,363         69,954          68,802
         Valuation allowances - impaired loans         1,792          2,596           5,294
         Unrealized loan fees                         10,177         10,706          11,100
            Net loans receivable                   3,538,328      3,060,547       2,973,228

      FHLMC AND FNMA MORTGAGE-
         BACKED SECURITIES (at fair value):
         Secured by single family dwellings          366,560        412,469         431,590
         Secured by multi-family dwellings            14,514         16,172          15,854
            Mortgage-backed securities               381,074        428,641         447,444
              TOTAL                               $3,919,402     $3,489,188      $3,420,672


The mortgage-backed securities portfolio, classified as available-for-sale, was recorded at fair value as of September 30, 2000. A negative fair value adjustment of $6.6 million, net of taxes, was recorded in stockholders' equity as of September 30, 2000. This compares to $6.6 million as of December 31, 1999 and $7.5 million as of September 30, 1999.

The investment securities portfolio, classified as available-for-sale, was recorded at fair value as of September 30, 2000. An unrealized loss of $1.2 million, net of taxes, was reflected in stockholders' equity as of September 30, 2000. This compares to $1.7 million as of December 31, 1999 and $1.2 million as of September 30, 1999.

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

The one year GAP (the difference between rate-sensitive assets and liabilities repricing within one year or less) was a negative $30.4 million or a negative 0.72% of total assets at September 30, 2000. In comparison, the one year GAP was a positive $108.2 million or 2.81% of total assets as of December 31, 1999 and a positive $171.6 million or 4.56% of total assets as of September 30, 1999. Over 89% of the Bank's rate-sensitive assets reprice within one year. Therefore, the Bank's one year GAP generally varies based upon the extent to which the maturities of its deposits and borrowings exceed one year. The one year GAP has decreased over the last year due to an increase in borrowings with maturities of less than one year.

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

Capital

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and percentages of total capital to risk-weighted assets. The Bank meets the standards necessary to be deemed well capitalized under the applicable regulatory requirements. The following table summarizes the Bank's actual capital and required capital as of September 30, 2000:


                                    Tangible          Core         Risk-based
                                    Capital         Capital         Capital
                                              (Dollars in thousands)
Actual Capital:
    Amount                          $242,441        $242,441       $273,176
    Ratio                               5.69%           5.69%         11.30%
Minimum required capital:
    Amount                           $63,889        $170,369       $193,456
    Ratio                               1.50%           4.00%          8.00%
Well capitalized required capital:
    Amount                                 -        $212,962       $241,820
    Ratio                                  -            5.00%         10.00%

During the first nine months of 2000, the Company repurchased 821,500 shares of its common stock at an average price of $12.39 per share. No shares were repurchased during the third quarter of 2000. As of September 30, 2000, 889,016 shares remain eligible for repurchase under the Company's authorized repurchase program.

Results of Operations

The Company reported consolidated net earnings of $9.5 million for the third quarter of 2000 compared to earnings of $8.7 million for the third quarter of 1999, before the extraordinary item. Quarterly earnings improved compared to last year due to 10% growth in net interest income. Decreases in gain on sale of loans and income from real estate operations offset the increased earnings.

The Company retired $10.5 million of its senior unsecured 11.75% notes during the third quarter of 1999 at a price of 103% of the face value of the notes. The premium and related costs of $351 thousand, net of taxes, were recorded as a loss on the early extinguishment of debt (which is shown as an extraordinary item in the consolidated financial statements). Net earnings after extraordinary items were $8.4 million for the third quarter of 1999.

The Company reported consolidated net earnings of $27.7 million for the first nine months of 2000, compared to earnings of $26.7 million for the first nine months of 1999 before the extratordinary item. Net earnings after the extraordinary item were $26.4 million for the first nine months of 1999. The increase in year-to-date net earnings resulted primarily from the same factors that affected quarterly earnings. Additionally, other expenses decreased from September 30, 1999 to September 30, 2000 due to a reduction of legal expenses.

Loan Loss Allowances

Listed below is a summary of activity in the Bank's general valuation allowance and the valuation allowance for impaired loans during the periods indicated:

                                     Nine Months Ended September 30, 2000
                                       General       Impaired
                                       Valuation     Valuation
                                       Allowances    Allowances      Total
                                            (Dollars in thousands)

Balance at December 31, 1999           $  69,954     $  2,596     $ 72,550
Charge-offs:
   Single family                            (613)           -         (613)
   Multi-family                                -         (804)        (804)
   Commercial                               (105)           -         (105)
   Others - non-real estate                 (171)           -         (171)
Total charge-offs                           (889)        (804)      (1,693)
Recoveries                                 2,298            -        2,298
Net recoveries (charge-offs)               1,409         (804)         605
Balance at September 30, 2000           $ 71,363     $  1,792     $ 73,155


                                     Nine Months Ended September 30, 1999
                                       General      Impaired
                                       Valuation    Valuation
                                       Allowances   Allowances       Total
                                             (Dollars in thousands)

Balance at December 31, 1998            $ 67,638     $  7,634     $ 75,272
Charge-offs:
   Single family                            (308)           -         (308)
   Multi-family                             (149)      (1,788)      (1,937)
   Commercial                                 (6)        (552)        (558)
   Non-real estate                          (133)           -         (133)
Total charge-offs                           (596)      (2,340)      (2,936)
Recoveries                                 1,760            -        1,760
Net recoveries (charge-offs)               1,164       (2,340)      (1,176)
Balance at September 30, 1999           $ 68,802     $  5,294     $ 74,096

Management is unable to predict future levels of loan loss provisions. Among other things, future loan loss provisions are based on the level of loan charge-offs, foreclosure activity, and the economic climate in Southern California. Management believes that the allowance for loan losses is adequate as of September 30, 2000.

The Bank maintains a repurchase liability for loans sold with recourse. This liability totaled $12.8 million at September 30, 2000, December 31, 1999, and September 30, 1999, which represented 8.27%, 7.18%, and 6.83%, respectively, of loans sold with recourse as of the same dates. The balance of loans sold with recourse totaled $155.0 million, $178.7 million and $187.7 million as of September 30, 2000, December 31, 1999 and September 30, 1999, respectively. The Bank has not entered into any new recourse arrangements for over ten years.

The Bank also maintains a general valuation allowance for real estate acquired by foreclosure. The balance totaled $350 thousand at both September 30, 2000 and December 31, 1999 and $500 thousand as of September 30, 1999.

Net Interest Income

During the first nine months of 2000, the interest rate margin decreased to 2.34% from 2.58% for the same period of the prior year. Increases in the Bank's cost of funds were greater than increases in the yield on the loan portfolio. The COFI Index (on a lagged basis) determines the yield on over 86% of the loan portfolio. The average COFI Index in effect during the nine months ended September 30, 2000 increased by 0.39% over the COFI Index in effect during the same period of last year. However, the Bank's average cost of funds increased by 0.63% during the first nine months of 2000 compared to the same period of last year.

On a quarterly basis, the Bank's interest rate margin decreased to 2.31% for the third quarter of 2000 from 2.53% for the third quarter of last year. The average COFI Index in effect during the third quarter of 2000 increased by 0.72% compared to the third quarter of last year. However, the Bank's average cost of funds increased by 0.92% compared to the third quarter of the prior year.

Despite the decreases in margin during the third quarter and first nine months of 2000, net interest income increased by 10% and 6% for the third quarter and first nine months of 2000, respectively. The increases were caused by growth in interest-earning assets of 16% and 12% during the third quarter and first nine months of 2000, respectively. The Bank also received $321 thousand and $822 thousand in special dividends from the Federal Home Loan Bank of San Francisco during the third quarter and first nine months of 2000, respectively.

The following table sets forth: (i) the average daily dollar amounts of and average yields earned on loans, mortgage-backed securities and investment securities, (ii) the average daily dollar amounts of and average rates paid on savings and borrowings, (iii) the average daily dollar differences, (iv) the interest rate spreads, and (v) the effective net spreads for the periods indicated:
                                     During the Nine Months Ended September 30,
                                                       2000           1999
                                                   (Dollars in thousands)
Average loans and mortgage-backed
 securities                                      $ 3,740,957     $3,282,975
Average investment securities                        163,052        194,247
Average interest-earning assets                    3,904,009      3,477,222
Average savings deposits                           2,121,575      2,082,816
Average borrowings                                 1,652,719      1,264,398
Average interest-bearing liabilities               3,774,294      3,347,214
Excess of interest-earning assets over
 interest-bearing liabilities                    $   129,715     $  130,008

Yields earned on average interest
 earning assets                                         7.66%          7.27%
Rates paid on average interest-
 bearing liabilities                                    5.32           4.69
Net interest rate spread                                2.34           2.58
Effective net spread(1)                                 2.52           2.75

Total interest income                            $   224,414     $  189,526
Total interest expense                               150,673        117,426
                                                      73,741         72,100
Total other items(2)                                   5,096          2,579
Net interest income                              $    78,837     $   74,679

                                   During the Three Months Ended September 30,
                                                      2000            1999
                                                   (Dollars in thousands)
Average loans and mortgage-backed
 securities                                     $ 3,908,839      $3,270,359
Average investment securities                       148,535         217,901
Average interest-earning assets                   4,057,374       3,488,260
Average savings deposits                          2,146,262       2,030,290
Average borrowings                                1,787,548       1,312,683
Average interest-bearing liabilities              3,933,810       3,342,973
Excess of interest-earning assets over
 interest-bearing liabilities                   $   123,564      $  145,287

Yields earned on average interest
 earning assets                                        7.90%           7.20%
Rates paid on average interest-
 bearing liabilities                                   5.59            4.67
Net interest rate spread                               2.31            2.53
Effective net spread(1)                                2.48            2.72

Total interest income                           $    80,096      $   62,802
Total interest expense                               55,281          39,376
                                                     24,815          23,426
Total other items(2)                                  1,875             869
Net interest income                             $    26,690      $   24,295

(1)The effective net spread is a fraction, the denominator of which is the average dollar amount of interest-earning assets, and the numerator of which is net interest income (excluding stock dividends and miscellaneous interest income).
(2)Include Federal Home Loan Bank Stock dividends and other miscellaneous items.

Non-Interest Income and Expense

Loan and other fees were $886 thousand and $2.4 million for the third quarter and first nine months of 2000, respectively, compared to $968 thousand and $3.4 million for the third quarter and first nine months of 1999, respectively. The decrease in loan and other fees is attributable to a decline in service fees on loans serviced for other investors, due to loan payoffs, and lower late charge and prepayment fee income. Also, an adjustment for impairment of the Bank's servicing asset ($144 thousand) was recorded during the first quarter of 2000.

Gain on sale of loans results primarily from loan fees recognized at the time of sale. Gain on sale of loans decreased to $19 thousand and $22 thousand for the third quarter and first nine months of 2000, respectively, compared to gains of $111 thousand and $1.2 million for the third quarter and first nine months of 1999, respectively. The volume of loans sold totaled $1.6 million and $5.5 million during the third quarter and first nine months of 2000, respectively, compared to $13.5 million and $128.0 million, respectively, for the same periods of 1999. The lower volumes during 2000 result from borrower demand for 15 and 30 year fixed rate loans, which are originated for sale by the Bank.

Real estate operations resulted in net gains of $58 thousand and $496 thousand for the third quarter and first nine months of 2000, respectively. This compares to net gains of $685 thousand and $2.5 million for third quarter and first nine months of 1999, respectively. Real estate operations include gains and losses on the sale of foreclosed properties as well as operational income and expense during the holding period. Gain on real estate operations during 2000 resulted primarily from the collection of outstanding judgements.

Non-interest expense increased to $12.3 million during the third quarter of 2000 from $12.0 million for the third quarter of 1999. Non-interest expense decreased to $37.1 million during first nine months of 2000 from $37.7 million for first nine months of 1999. The decrease in other expense for the first nine months of 1999 from the first nine months of 2000 is due to a reduction in legal costs offset by an increase in goodwill amortization resulting from the two branches acquired from Fidelity Federal Bank on March 31, 2000.

The ratio of non-interest expense to average assets decreased to 1.16% and 1.21% of average assets for the third quarter and first nine months of 2000, respectively, from 1.30% and 1.34% for third quarter and first nine months of 1999, respectively. The year 2000 ratios decreased due to growth in average assets and a reduction in legal expenses.

Non-accrual, Past Due, Modified and Restructured Loans

The Bank accrues interest earned but uncollected for every loan without regard to its contractual delinquency status and establishes a specific interest allowance for each loan which becomes 90 days or more past due or is in foreclosure. Loans requiring delinquent interest allowances (non-accrual loans) totaled $9.0 million at September 30, 2000 compared with $13.8 million at December 31, 1999 and $13.1 million at September 30, 1999.

The amount of delinquent interest allowance for loans 90 days or more delinquent or in foreclosure was $605 thousand at September 30, 2000 compared with $720 thousand at December 31, 1999 and $851 thousand at September 30, 1999.

Delinquent loans as a percentage of the Bank's total loans portfolio for the periods indicated are as follows:

                                             September 30,    December 31,    September 30,
                                                2000             1999             1999
                                                         Percentage of Portfolio
Period of delinquency

1 monthly payment                               0.29%            0.40%            0.34%
2 monthly payments                              0.03%            0.05%            0.05%
3 or more monthly payments or in foreclosure    0.23%            0.42%            0.39%


The Bank has debt restructurings that result from temporary modifications of principal and interest payments. Under these arrangements, loan terms are typically reduced to no less than a monthly interest payment required under the note. Any loss of revenues under the modified terms would be immaterial to the Bank. Generally, if the borrower is unable to return to scheduled principal and interest payments at the end of the modification period, foreclosure proceedings are initiated. As of September 30, 2000, the Bank had modified loans totaling $10.1 million, net of loan loss allowances totaling $1.9 million. No modified loans were 90 days or more delinquent as of September 30, 2000.

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

The following is a summary of impaired loans, net of valuation allowances for impairment, as of the dates indicated:

                          September 30,       December 31,      September 30,
                                2000              1999              1999
                                          (Dollars in thousands)

Non-accrual loans            $      -          $  2,079          $    976
Modified loans                  8,813             6,534             4,760
Other impaired loans                -             2,820             5,908
                             $  8,813          $ 11,433          $ 11,644

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

All impaired loans were measured using the fair value method as of September 30, 2000, December 31, 1999 and September 30, 1999.

Impaired loans for which  valuation  allowances had been  established  totaled
$3.7 million, $7.5 million, and $11.6 million for the quarters ended September 30, 2000, December 31, 1999, and September 30, 1999, respectively. Impaired loans for which there was no valuation allowance established totaled $5.1 million as of September 30, 2000 and $3.9 million as of December 31, 1999. All impaired loans for September 30, 1999 had related valuation allowances. See "Results of Operations" for an analysis of activity in the valuation allowance for impaired loans.

The table below shows the Bank's net investment in non-accrual loans that were determined to be impaired by property type, as of the dates indicated:

                           September 30,     December 31,     September 30,
                                2000             1999            1999
                                    (Dollars in thousands)

Single family              $       -        $      987        $    976
Multi-family                       -             1,092               -
                           $       -        $    2,079        $    976

Cash payments received from impaired loans are recorded in accordance with the contractual terms of the loan. The principal portion of the payment is used to reduce the principal balance of the loan, whereas the interest portion is recognized as interest income.

The average recorded investment in impaired loans during the quarters ended September 30, 2000, December 31, 1999, and September 30, 1999 was $8.8 million, $11.4 million and $11.7 million, respectively. The amount of interest income recognized on the cash basis for impaired loans during the quarters ended September 30, 2000, December 31, 1999 and September 30, 1999 was $176 thousand, $188 thousand and $254 thousand, respectively. Interest income recognized under the accrual basis for the quarters ended September 30, 2000, December 31, 1999 and September 30, 1999 was $179 thousand, $188 thousand and $253 thousand, respectively.

Asset Quality

The following table sets forth certain asset quality ratios of the Bank at the dates indicated:

                                 September 30,   December 31,    September 30,
                                      2000           1999            1999
    Non-Performing Loans to
     Loans Receivable (1)              0.23%          0.42%          0.39%

    Non-Performing Assets to
     Total Assets(2)                   0.25%          0.40%          0.37%

    Loan Loss Allowances to
     Non-Performing Loans (3)        817.85%        509.74%        534.43%

    General Loss Allowances to
     Assets with Loss Exposure (4)     1.91%          2.15%          2.16%





(1) Non-performing loans are net of valuation allowances related to those loans.Loans receivable exclude mortgage-backed securities and are before deducting unrealized loan fees, general valuation allowances and valuation allowances for impaired loans.

(2) Non-performing assets are net of valuation allowances related to those assets.

(3) The Bank's loan loss allowances, including valuation allowances for non-performing loans and general valuation allowances but excluding general valuation allowances for loans sold by the Bank with full or limited recourse. Non-performing loans are before deducting valuation allowances related to those loans.

(4) The Bank's general valuation allowances, excluding general valuation allowances for loans sold with full or limited recourse. The Bank's assets with loss exposure include its loan portfolio, real estate owned, loan commitments, and potential loan buybacks but excludes mortgage-backed securities.

Non-performing Assets

The Bank defines non-performing assets as loans delinquent over 90 days (non-accrual loans), loans in foreclosure and real estate acquired by foreclosure (real estate owned). An analysis of non-performing assets follows as of the dates indicated:
                               September 30,     December 31,   September 30,
                                    2000            1999            1999
                                           (Dollars in thousands)

Real estate owned:
Single family                    $  2,348       $  1,069        $ 1,659
Multi-family                            -          1,483            858
Less:
General valuation allowance          (350)          (350)          (500)
    Total real estate owned         1,998          2,202          2,017

Non-accrual loans:
Single family                       6,798          9,626          8,506
Multi-family                        1,923          3,995          3,960
Commercial real estate                293            225            591
Less:
   Valuation allowances (1)          (558)          (625)          (979)
   Total non-accrual loans          8,456          13,221        12,078
Total non-performing assets      $ 10,454        $ 15,423     $  14,095
     __________________________


(1) Includes valuation allowances for impaired loans and loss allowances on other non-performing loans requiring fair value adjustments.


The decreases in real estate owned and non-accrual loan throughout the past year are due to the improved economy and real estate market in Southern California.


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

The following table shows the components of the Company's deposits for the periods indicated:

                                 September 30,             December 31,               September 30,
                                      2000                    1999                       1999
                                                    (Dollars in thousands)
Retail Deposits                $1,704,022    78.89%     $1,550,876    75.24%     $1,547,217    77.20%

Brokered Deposits                 415,697    19.25         445,945    21.63          379,128    18.92

Telemarketing                      40,160     1.86          64,536     3.13           77,867     3.88

Total Deposits                 $2,159,879   100.00%     $2,061,357   100.00%      $2,004,212   100.00%

Deposits accepted by retail banking offices increased by $18.3 million and $153.1 million during the third quarter and first nine months of 2000. The increase during the first nine months of 2000 is primarily due to $168.5 million in deposits acquired from Fidelity Federal Bank during the first quarter of 2000, offset by the outflows from the acquired deposits.

Telemarketing deposits increased by $2.7 million during the third quarter of 2000 and decreased by $24.4 million first nine months of 2000. These deposits are normally large deposits from pension plans, managed trusts and other financial institutions. These deposit levels fluctuate based on the attractiveness of the Bank's rates compared to returns available to investors on alternative investments.

Deposits acquired from national brokerage firms ("brokered deposits") decreased by $3.0 million and $30.3 million during the third quarter and first nine months of 2000, respectively. Because the Bank has sufficient capital to be deemed "well-capitalized" under the standards established by the Office of Thrift Supervision, it may solicit brokered funds without special regulatory approval.

The following table shows the components of the Company's borrowings for the periods indicated:

                                 September 30,             December 31,               September 30,
                                      2000                    1999                       1999
                                                   (Dollars in thousands)

Reverse Repurchase Agreements $  321,822    17.97%     $  363,635    23.73%     $  337,733    22.65%

FHLB Advances                  1,469,000    82.03       1,169,000    76.27       1,114,000    74.70

Senior Unsecured Notes                 -        -               -        -          39,550     2.65

Total Borrowings              $1,790,822   100.00%     $1,532,635   100.00%     $1,491,283   100.00%


Borrowings from the FHLB increased by $15.0 million and $300.0 million during the third quarter and first nine months of 2000, respectively. FHLB advances increased to fund loan originations because they are the lowest cost source of borrowed funds.

Internal  sources of funds  include  both  principal  payments  and payoffs on loans and mortgage-backed securities, loan sales, and positive cash flows from operations. Principal payments include amortized principal and prepayments that are a function of real estate activity and the general level of interest rates.

Total principal payments on loans and mortgage-backed securities were $162.2 million and $416.2 million for the third quarter and first nine months of 2000, respectively. This compares with principal payments of $140.2 million and $542.0 million for the third quarter and first nine months of 1999, respectively.

Loan sales were $1.6 million and $5.5 million for the third quarter and first nine months of 2000, compared with sales of $13.5 million and $128.0 million for the third quarter and first nine months of 1999. The decrease is attributable to a reduction in loans originated for sale.

                         PART II - OTHER INFORMATION


 Item 6. Exhibits and Reports on Form-8K


   (1)Underwriting Agreement filed as Exhibit 1 to Amendment No. 2 to Form S-3 dated September 7, 1994 and incorporated by reference.
 (3.1)Restated  Certificate  of  Incorporation  filed  as Exhibit  3.1 to Form
     10-K for the fiscal year ended December 31, 1999 and incorporated by reference.
 (3.2)By-laws  filed as Exhibit (1)(a) to Form 8-A dated September  4,1987 and incorporated by reference.
 (4.1)Amended and Restated Rights Agreement dated as of September 25, 1998, filed as Exhibit 4.1 to Form 8-A/A, dated September 25, 1998 and incorporated by reference.
(10.1)Deferred  Compensation  Plan  filed as Exhibit 10.3 to Form 10-K for the fiscal year ended December 31, 1983 and incorporated by reference. (10.2)Bonus Plan filed as Exhibit 10(iii)(A)(2) to Form 10 dated November 2,
      1993 and incorporated by reference.
(10.3)Amendment  to  Supplemental Executive Retirement Plan  dated  January 16,
      1986 filed as Exhibit 10.5 to Form 10-K for the fiscal year ended December 31, 1992 and incorporated by reference.
(10.4)Amendment to Change of Control Agreement effective September 26, 1996 filed as Exhibit 10.4 to Form 10-Q for the Quarter ended September 30, 1996 and incorporated by reference.
(10.5)Amendment  to  1997 Non-employee Directors Stock Incentive Plan filed as
      Exhibit 1 to Form S-8 dated August 12, 1997 and incorporated by reference.
  (21)Registrant's sole subsidiary is First Federal Bank of California, a federal savings bank.
  (22)Power of Attorney





(b) Reports on Form 8-K

        The Company filed a current report on Form 8-K dated July 27, 2000 to report the release of earnings for the quarter ended June 30, 2000.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                       FIRSTFED FINANCIAL CORP.
                                        Registrant

                                       Date:   November 14, 2000


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