Form 10-K
period 2000-12-31
FIRSTFED FINANCIAL CORP
filed 2001-03-14
CIK 810536

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-K
(Mark One)
[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended December 31, 2000
                                      OR
[  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                           For the Transition Period from     N/A   to


                        Commission File Number: 1-9566
                           FirstFed Financial Corp.
            (Exact name of registrant as specified in its charter)

                    Delaware                               95-4087449
        (State or other jurisdiction of                (I. R. S. Employer
        incorporation or organization)                 Identification No.)

              401 Wilshire Boulevard
             Santa Monica, California                      90401-1490
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

The  approximate   aggregate   market  value  of  the  voting  stock  held  by
non-affiliates of the Registrant as of February 14, 2001:  $482,840,220.


The number of shares of Registrant's $0.01 par value common stock outstanding as of February 14, 2001: 17,249,459

                  DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Annual Meeting of Stockholders, April 25, 2001 (Parts III & IV).

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (sub-section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

                           FirstFed Financial Corp.
                                    Index


                                                                       Page

Part I  Item 1   Business..........................................       3
        Item 2.  Properties........................................      20

        Item 3.  Legal Proceedings.................................      20
        Item 4.  Submission of Matters to a Vote of Security Holders     20

Part II Item 5.  Market for Registrant's Common Equity and Related
                 Stockholder Matters...............................      21

        Item 6.  Selected Financial Data...........................      22
        Item 7.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations...............      23
        Item 8.  Financial Statements and Supplementary Data.......      42
                 Notes to Consolidated Financial Statements........      46
                 Independent Auditors' Report......................      74
        Item 9.  Changes In and Disagreements with Accountants on
                 Accounting and Financial Disclosure...............      75

Part III
        Item 10. Directors and Executive Officers of the Registrant      75
        Item 11. Executive Compensation............................      75
        Item 12. Security Ownership of Certain Beneficial Owners and
                 Management........................................      75
        Item 13. Certain Relationships and Related Transactions....      75

Part IV Item 14. Exhibits, Consolidated Financial Statement
                 Schedules, and Reports on Form 8K.................      76

Signatures.........................................................      77
Power of Attorney..................................................      78

                                   PART I

ITEM 1--BUSINESS

General Description

      FirstFed Financial Corp., a Delaware corporation ["FFC," and collectively with its sole and wholly owned subsidiary, First Federal Bank of California (the "Bank"), the "Company"], was incorporated on February 3, 1987. Since September 22, 1987, FFC has operated as a savings and loan holding company engaged primarily in the business of owning the Bank. Because the Company does not presently engage in any significant independent business operations, substantially all earnings and performance figures herein reflect the operations of the Bank.

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

      At December 31, 2000, the Company had assets totaling $4.4 billion, compared to $3.9 billion at December 31, 1999 and $3.7 billion at December 31, 1998. The Company recorded net earnings of $38.5 million for 2000, compared to net earnings of $33.3 million for 1999 and $34.6 million for 1998. Results for 1999 included an extraordinary item of $2.2 million from a loss recorded on the early extinguishment of debt. Net earnings before extraordinary items totaled $35.4 million for the year ended December 31, 1999.

      The Bank derives its revenues principally from interest on loans and investments, loan origination fees and servicing fees on loans sold. Its major items of expense are interest on deposits and borrowings, and general and administrative expense.

      As of February 14, 2001, the Bank operated 25 retail savings branches, all located in Southern California. Permission to operate all full-service branches must be granted by the Office of Thrift Supervision ("OTS"). In addition to the retail branches, the Bank has a retail call center which conducts transactions with deposit customers by telephone.

      The Bank's principal loan market is Southern California. The Bank has a residential lending group which includes a retail lending division with three loan offices, a wholesale loan office, a correspondent lending group, and "LENDFFB", a loan origination group which operates primarily by telephone.

      The  Bank  has  three  wholly-owned   subsidiaries:   Seaside  Financial
Corporation, Oceanside Insurance Agency, Inc. and Santa Monica Capital Group, all of which are California corporations. See "Subsidiaries."

Current Operating Environment

      The Company's operating results are significantly influenced by national and regional economic conditions, monetary and fiscal policies of the federal government, housing demand and affordability, and general levels of interest rates.

      The Bank's primary market is the Los Angeles County area of Southern California. The economic climate in Southern California remains strong, despite signs of weakness in Northern California due to a slowdown in the high-tech or "new economy" industries. According to the UCLA Anderson Forecast for December, 2000 ("UCLA Forecast"), "New economy' employment is less important in the South than the North." It continues, "The southern region of the state is less concentrated with new economy technology jobs and yet it is a vibrant contributor to the California economy. Labor markets are fully utilized, consumer spending is prolific, export markets are breaking records, and wages are rising sharply in most Southern California counties through the end of calendar 2000."

      The real estate market in the greater Los Angeles area continues to improve, but at an increasingly slower pace. According to the UCLA Forecast, home values in the Los Angeles County area increased by 8.1% during 1998, 6.1% in 1999 and 5.4% in 2000. Increases of 5.0% and 3.9% are predicted for 2001 and 2002, respectively.

      Consistent with the strong real estate climate in the greater Los Angeles area, the Bank's non-performing assets declined to 0.19% of total assets at the end of 2000 from 0.40% at the end of 1999 and 0.84% at the end of 1998.

      The Bank monitors the sufficiency of the collateral supporting its loan portfolio based on many factors including the property location, the date of loan origination and the original loan-to-value ratio. The Bank adjusts its general allowance for anticipated loan losses as a result of these evaluations. No provision for loan losses was necessary during 2000 or 1999. A $7.2 million provision for loan losses was recorded in 1998.

      The ratio of the general valuation allowance to the Bank's assets with loss exposure (the Bank's loan portfolio, real estate owned, loan commitments, and potential loan buybacks) was 1.81% at the end of 2000 compared to 2.15% at the end of 1999 and 2.26% at the end of 1998. The decline in the ratio over the last three years is due to asset growth. See "Business - Loan Loss Experience Summary" for additional information.

      The Bank also maintains a separate valuation allowance for impaired loans and a repurchase liability for loans sold with recourse. See "Business
- Loan Loss Experience Summary" for additional information regarding valuation allowances for these loans.

      Current Interest Rate Environment. Due to signs of a slowdown in economic activity at the national level, the Federal Reserve Board ("FRB") decreased interest rates in January of 2001. This is in contrast to 2000 and 1999 when the FRB increased interest rates three times during each year.

      The Bank's interest rate margin typically decreases in an increasing interest rate environment, (savings and borrowing costs increase immediately while the loan portfolio yield stays approximately the same or increases slowly). The reverse is true during periods of decreasing interest rates. Changes in interest rates have a moderate impact on the Bank's loan portfolio due to the interest rate adjustment features of its loans. There is also a time lag before changes in interest rates can be implemented with respect to the Bank's loan portfolio due to operational and regulatory constraints. These constraints do not allow the Bank to pass through monthly changes in the primary index utilized for the majority of its adjustable rate loan customers for a period of ninety days.

      The Bank's interest rate margin decreased to 2.37% in 2000 from 2.50% in 1999 because the cost of its deposits and borrowings increased more quickly than the rates earned on its loan portfolio. The increase to 2.50% in 1999 from 2.43% in 1998 is because, although interest rates increased during 1999, the increases impacted only the last half of the year. It is expected that the Bank's interest rate spread will improve during the first part of the year 2001 as a result of the recent decrease in interest rates announced by the FRB. See "Asset-Liability Management" and "Components of Earnings - Net Interest Income" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information.

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

      Environmental Concerns. In certain circumstances, such as if it actively participates in the management or operation of a property securing its loans, the Bank could have liability for any properties found to have pollutant or toxic features. Environmental protection laws are strict and impose joint and several liability on numerous parties. It is possible for the cost of cleanup of environmental problems to exceed the value of the security property. The Bank has adopted environmental underwriting requirements when considering loans secured by properties which appear to have environmentally high risk characteristics (e.g. commercial, industrial and construction of all types, which may contain friable asbestos or lead paint hazards). These requirements are intended to minimize the risk of environmental  hazard  liability.  The Bank's  policies  are also  designed to avoid the potential for liability imposed on lenders who assume the management of a property.

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

      Loan originations were $1.1 billion in 2000, $944.1 million in 1999, and $637.0 million in 1998. Loan origination volume has improved over the last three years due to an increase in real estate activity in the Bank's market areas. The above amounts include loan purchases totaling $139.5 million during 2000 and $122.8 million during 1999.

      Loans sold totaled $9.5 million in 2000, $133.0 million in 1999 and $379.6 million in 1998. For the year ended December 31, 2000, $10.9 million in loans were originated for sale compared to $120.6 million for 1999 and $382.4 million in 1998. Loans originated for sale totaled 1%, 14% and 60% of loan originations during 2000, 1999 and 1998, respectively. The decrease is due to borrower preference for adjustable rate loans, which the Bank originates to hold in its portfolio.

      Loans held-for-sale at December 31, 2000, 1999 and 1998 were $2.2 million, $2.3 million and $16.5 million, respectively, constituting 0.06%, 0.08% and 0.59%, respectively, of the Bank's total loans at such dates.

      Loans originated for sale are recorded at the lower of cost or fair value. The time from origination to sale typically takes up to 30 days.
During this time period the Bank may be exposed to price adjustments as a result of fluctuations in market interest rates.

      The Bank structures mortgage-backed securities with loans from its loan portfolio for use in collateralized borrowing arrangements. In exchange for the improvement in credit risk when the mortgage-backed securities are formed, guarantee fees are paid to the Federal Home Loan Mortgage Corporation ("FHLMC") or the Federal National Mortgage Association ("FNMA"). No loans were converted into mortgage-backed securities during 2000, 1999 or 1998.
All loans underlying mortgage-backed securities were originated by the Bank. Therefore, mortgage-backed securities generally have the same experience with respect to prepayment, repayment, delinquencies and other factors as the remainder of the Bank's portfolio.

      The portfolio of mortgage-backed securities was recorded at fair value as of December 31, 2000, 1999 and 1998. Negative fair value adjustments of $1.9 million, $6.6 million and $413 thousand, net of taxes, were recorded in stockholders' equity at December 31, 2000, 1999 and 1998, respectively, for mortgage-backed securities.

      The Bank serviced $322.3 million in loans for other investors as of December 31, 2000. $146.5 million of these loans were sold under recourse arrangements. The Bank has an additional $13.2 million in loans that were formed into mortgage-backed securities with recourse features, but were still owned by the Bank as of December 31, 2000. Due to regulatory requirements, the Bank maintains capital for loans sold with recourse as if those loans had not been sold. The Bank had been active in these types of transactions in the past, but has not entered into any new recourse arrangements since 1989 when a change in the capital regulations took effect. Loans sold with recourse are analyzed in determining the adequacy of the repurchase liability. The decrease in the principal balance of loans sold with recourse to $146.5 million at the end of 2000 from $178.7 million at the end of 1999 and $203.0 million at the end of 1998 is due to loan amortization, payoffs and foreclosures.

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

      The Bank offers two primary AML products based on the Index, the "COFI ONE" and the "COFI THREE." The initial interest rate on the COFI THREE is below-market for the first three months of the loan term. The COFI ONE has no below-market initial interest rate but starts with a pay rate similar to the COFI THREE. This results in immediate negative amortization but allows the loan to earn at the fully indexed interest rate immediately. The difference in negative amortization on these two products is minor. The Bank also originates adjustable rate loans based on the one year U.S. Treasury Security and 12-month average U.S. Treasury Security rates.

      Under current portfolio loan programs, the Bank normally lends no more than 95% of a single family property's appraised value at the time of loan origination. In addition, the Bank has special Community Reinvestment Act loan programs in which it lends up to 95% of the property's appraised value.

      The Bank generally requires that borrowers obtain private mortgage insurance on loans in excess of 80% of the appraised property value. On certain loans originated for the portfolio, the Bank charges premium rates and/or fees in exchange for waiving the insurance requirement. Management believes that the additional rates and fees that the Bank receives for these loans compensate for the additional risk associated with this type of loan. Subsequent to the origination of a portfolio loan, the Bank may purchase private mortgage insurance with its own funds. Under certain mortgage insurance programs the Bank acts as co-insurer and participates with the insurer in absorbing any future loss. As of December 31, 2000, 1999 and 1998, loans with co-insurance totaled $212.6 million, $176.7 million and $206.5 million, respectively. Loans over 80% loan-to-value, for which there was no private mortgage insurance, totaled $268.2 million at December 31, 2000, $274.2 million at December 31, 1999 and $265.0 million at December 31, 1998.

      Because AML loan-to-value ratios may increase above those established at the time of loan origination due to negative amortization, the Bank rarely lends in excess of 90% of the appraised value on AMLs. When the Bank does lend in excess of 90% of the appraised value, additional fees and higher rates are charged. The amount of negative amortization recorded by the Bank increases during periods of rising interest rates. As of December 31, 2000, negative amortization on all loans serviced by the Bank was immaterial.

      Although regulations permit a maximum loan term of 40 years for real estate secured home loans and 30 years for other real estate loans, the majority of the Bank's real estate loans provide for a maximum maturity period of 30 years or less. Loans with 40-year terms constituted 6%, 8% and 4% of loan originations during 2000, 1999 and 1998, respectively.

      The following table shows the contractual remaining maturities of the Bank's loans at December 31, 2000:

                                                         Loan Maturity Analysis
                                                          Maturity Period

                                                        >1 Year
                                   Total      1 Year     To 5      >5-10       >10-20      >20-30         >30
                                  Balance    or Less     Years     Years        Years        Years       Years

                                                                (Dollars In Thousands)

Interest rate sensitive loans:
 AMLs...............            $3,659,398   $58,621   $306,791   $505,735   $1,543,524   $1,140,103   $ 104,624
 Fixed-rate loans...                29,874       645      3,307      5,161        8,522       10,995       1,244
 Commercial loans...                12,608     7,652      4,956          -            -            -           -
 Consumer and other loans           11,784    10,479      1,058        242            5            -           -
 Total..............            $3,713,664   $77,397   $316,112   $511,138   $1,552,051   $1,151,098   $ 105,868


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

      The following is a summary of non-accrual loans for which delinquent interest allowances had been established as of the end of each of the periods indicated:

                                  % of          % of            % of            % of             % of
                           2000  Total    1999  Total    1998   Total     1997  Total     1996   Total
                                                      (Dollars In Thousands)
Non-accrual Loans:
Single family..........   $5,603   89%   $9,626   70%   $12,270   42%   $16,799   49%   $25,602   35%
Multi-family...........      662   11     3,995   29     13,005   44     15,785   46     44,754   62
Commercial.............        -    -       225    1      4,040   14      1,533    5      2,223    3
   Total Non-accrual
    Loans..............   $6,265  100%  $13,846  100%   $29,315  100%   $34,117  100%   $72,579  100%


      The allowance for delinquent interest, based on loans past due more than 90 days or in foreclosure, totaled $511 thousand, $720 thousand, $1.9 million, $1.8 million and $4.2 million at December 31, 2000, 1999, 1998, 1997 and 1996, respectively.

      The Bank's modified loans result primarily from temporary modifications of principal and interest payments. Under these arrangements, loan terms are typically reduced to no less than a monthly interest payment required under the note. If the borrower is unable to return to scheduled principal and interest payments at the end of the modification period, foreclosure proceedings are initiated or the modification period may be extended. As of December 31, 2000, the Bank had modified loans totaling $9.6 million, net of loan loss allowances of $1.9 million. This compares with modified loans totaling $7.4 million, net of loan loss allowances of $2.6 million as of December 31, 1999 and $11.0 million, net of loan loss allowances of $3.3 million as of December 31, 1998. No modified loans were 90 days or more delinquent as of December 31, 2000, 1999 or 1998.

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

      Valuation allowances for impaired loans totaled $1.8 million, $2.6 million and $7.6 million as of December 31, 2000, 1999 and 1998, respectively. The following is a summary of impaired loans, net of valuation allowances for impairment, for the periods indicated:


                                         December 31,
                               2000          1999           1998
                                      (Dollars In Thousands)

Non-accrual loans .....     $       -     $   2,079    $    5,934
Modified loans.........         8,770         6,534         5,976
Other impaired loans...             -         2,820         5,613
                            $   8,770     $  11,433    $   17,523

      When a loan is considered impaired the Bank measures impairment based on the present value of expected future cash flows (over a period not to exceed 5 years) discounted at the loan's effective interest rate. However, if the loan is "collateral-dependent" or a probable foreclosure, impairment is measured based on the fair value of the collateral. When the measure of an impaired loan is less than the recorded investment in the loan, the Bank records an impairment allowance equal to the excess of the Bank's recorded investment in the loan over its measured value. As of December 31, 2000 and December 31, 1999, impaired loans totaling $5.1 million and $3.9 million, respectively, had no valuation allowances established. All impaired loans as of December 1998 had valuation allowances established. The following summary details impaired loans measured using the present value of expected future cash flows discounted at the effective interest rate of the loan and impaired loans measured using the fair value method for the periods indicated:

                                      December 31,
                           2000          1999           1998
                                 (Dollars In Thousands)

Present value method.   $      -      $       -      $   1,067
Fair value method ...      8,770         11,433         16,456
Total impaired loans.   $  8,770      $  11,433      $  17,523

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

      The following is an analysis of the activity in the Bank's valuation allowance for impaired loans during the periods indicated (dollars in thousands):

Balance at December 31, 1996..         $  12,350
  Provision for loan losses...             7,345
  Net charge-offs.............            (9,920)
Balance at December 31, 1997..             9,775
  Provision for loan losses...               640
  Net charge-offs.............            (2,781)
Balance at December 31, 1998..             7,634
  Provision for loan losses...                 -
  Net charge-offs.............            (5,038)
Balance at December 31, 1999..             2,596
  Provision for loan losses...                 -
  Net charge-offs.............              (804)
Balance at December 31, 2000..         $   1,792

      Cash payments received from impaired loans are recorded in accordance with the contractual terms of the loan. The principal portion of the payment is used to reduce the principal balance of the loan, whereas the interest portion is recognized as interest income.

      The average recorded investment in impaired loans during 2000, 1999 and 1998 was $8.8 million, $11.4 million and $17.5 million, respectively. The amount of interest income recognized from impaired loans during 2000, 1999 and 1998 was $706 thousand, $1.0 million and $1.3 million, respectively, under the cash basis method of accounting. Interest income that was recognized under the accrual basis method of accounting for 2000, 1999 and 1998 totaled $712 thousand, $997 thousand and $1.3 million, respectively.

      The table below shows the Bank's net investment in non-accrual loans determined to be impaired, by property type, as of the periods indicated:

                                        December 31,
                             2000           1999           1998
                                  (Dollars In Thousands)

Single family .......     $      -       $     987       $       -
Multi-family.........            -           1,092           5,456
Commercial...........            -               -             478
                          $      -       $   2,079       $   5,934

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

      The following is an analysis of the activity in the Bank's general loan valuation allowance for the periods indicated:


                                                   Year Ended December 31,
                                       2000      1999       1998       1997       1996
                                                    (Dollars In Thousands)

Beginning General Loan Valuation
  Allowance................          $69,954    $67,638    $61,237    $54,900    $42,876
Provision for Loan Losses..                -          -      6,560     13,155     23,768
Charge-Offs, Net of Recoveries:
  Single Family............             (767)      (342)    (1,497)    (5,633)    (8,845)
  Multi-Family.............            1,692      2,650      1,354      2,341     (2,448)
  Commercial...............             (105)       111        (32)       482        240
  Non-Real Estate..........               35       (103)        16        226          9
  Total Net Recoveries (Charge-Offs)     855      2,316       (159)    (2,584)   (11,044)
Transfer to Liability Account for
        Loans Sold with Recourse           -          -          -     (4,234)         -
Transfer to Real Estate General
  Valuation Allowance......                -          -          -          -       (700)
Ending General Loan Valuation
        Allowance..........          $70,809    $69,954    $67,638    $61,237    $54,900


      The Bank also maintains a repurchase liability for loans sold with recourse, which is included in "Accrued expenses and other liabilities" in the Company's Statement of Financial Condition. The activity in the repurchase liability for loans sold with recourse for 2000, 1999, 1998, 1997 and 1996 is presented below (dollars in thousands):

Balance at December 31, 1995..............      $  9,050
Net charge-offs...........................          (652)
Balance at December 31, 1996..............         8,398
Transfer from general valuation allowance.         4,234
Net recoveries............................           397
Balance at December 31, 1997..............        13,029
Net charge-offs...........................          (483)
Balance at December 31, 1998..............        12,546
Net recoveries............................           278
Balance at December 31, 1999..............        12,824
Net recoveries............................             -
Balance at December 31, 2000..............      $ 12,824

      The Bank's total general valuation allowance for loans (including the repurchase liability for loans sold with recourse) was 2.06% of total assets with loss exposure (including loans sold with recourse) at December 31, 2000, 2.41% at December 31, 1999, 2.51% at December 31, 1998, 2.12% at December 31,
1997 and 1.86% at December 31, 1996. Depending on the economy and real estate markets in which the Bank operates, increases in the general valuation allowance may be required in future periods. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's general valuation allowance. These agencies may require the Bank to establish additional general valuation allowances based on their judgment of the information available at the time of their examination.

      The following table details the general valuation allowance (including the repurchase liability for loans sold with recourse) stratified by loan type for the periods indicated:

                                 % of            % of            % of            % of             %of
                           2000  Total    1999   Total    1998   Total    1997   Total    1996   Total
                                                      (Dollars In Thousands)
  Real Estate Loans:

  Single Family....      $44,586   53%   $30,343   37%   $27,611   34%   $21,583   29%   $15,355   24%
  Multi-Family.           26,430   32     47,005   57     47,264   59     45,029   61     44,078   70
  Commercial...            6,868    8      5,255    6      5,247    7      6,658    9      3,587    6
  Non-Real Estate Loans.   5,779    7        175    -         62    -        996    1        278    -
  Total ......           $83,633  100%   $82,778  100%   $80,184  100%   $74,266  100%   $63,298  100%

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset Quality Ratios" for an analysis of the Bank's general valuation allowances as a percentage of non-accrual loans, the total loan portfolio and total loans with loss exposure.

      The Company recorded net loan loss recoveries of $51 thousand during 2000. During the previous four years, charge-offs, including net charge-offs from the general valuation allowance, impaired loan allowance, and the repurchase liability for loans sold with recourse totaled $2.4 million, $3.4 million, $12.1 million and $37.5 million for 1999, 1998, 1997 and 1996, respectively, representing 0.08%, 0.09%, 0.39% and 1.21% of the average loan portfolio for such periods. Charge-offs have improved due to improvement in the Southern California economy and real estate market.

      Any increase in charge-offs would adversely impact the Company's future loan loss provisions and earnings.

      Potential Problem Loans. The Bank also had $6.7 million, $6.9 million and $16.6 million in potential problem real estate loans as of December 31, 2000, December 31, 1999 and December 31, 1998, respectively. These are loans that do not meet the criteria of impaired or non-performing loans but have displayed some past or present weakness. If the weakness is not corrected, the loan could eventually result in a loss to the Bank.

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

      The following table provides information regarding the Bank's REO activity for the periods indicated:

                                   Real Estate Owned Activity
                                     Year Ended December 31,
                                   2000       1999       1998
                                     (Dollars In Thousands)

Beginning Balance.........       $ 2,202   $  4,755    $ 10,218
Additions.................         5,050     10,831      17,096
Sales.....................        (5,095)   (13,384)    (22,559)
Ending Balance............       $ 2,157   $  2,202    $  4,755

      Other   Interest-Earning   Assets.   The  Bank  owned  no  contractually
delinquent interest-earning assets other than loans as of December 31, 2000.

Investment Activities

      Savings institutions are required by federal regulations to maintain a minimum ratio of liquid assets that may be invested in certain government and other specified securities. This level is adjusted from time to time in response to prevailing economic conditions and as a means of controlling the amount of available mortgage credit. At December 31, 2000, the regulatory liquidity requirement was 4.00% and the Bank's liquidity percentage was 4.37%.

      It is the Bank's policy to maintain liquidity investments at a modest level and to use available cash to originate mortgages that normally command higher yields. Therefore, interest income on investments generally represents approximately 5% of total revenues.

      The following table summarizes the total investment portfolio at historical cost by type at the end of the periods indicated:

                                                     December 31,
                                 2000       1999        1998        1997         1996
                                               (Dollars In Thousands)

U.S. Treasury Securities       $    300    $    300    $    300    $    300    $    301
U.S. Agency Securities           38,185      38,167      28,156      48,142      49,989
Collateralized Mortgage
 Obligations ("CMOs")            98,562     115,704      36,380       1,009       8,776
                                137,047     154,171      64,836      49,451      59,066
Unrealized loss on
 securities available-for-sale     (510)     (2,976)       (503)       (541)       (157)
                               $136,537    $151,195    $ 64,333     $48,910    $ 58,909

Weighted average yield on
 interest-earnings invest-
 ments end of period.              5.99%       5.86%       5.38%       5.17%       5.98%



      The following is a summary of the maturities of U.S government and agency securities at amortized cost as of December 31, 2000:

                                                Maturity
                                                                      Total Historical
                            Within 1 Year         1-5 Years                 Value
                                 Weighted              Weighted           Weighted  Average
                                  Average               Average            Average  Maturity
                           Amount  Yield       Amount    Yield     Amount   Yield   Yrs/Mos
                                               (Dollars In Thousands)
U.S. Treasury
Securities.......        $     -      -%     $    300   6.33%     $    300   6.33%    1/3
U.S. Agency Securities     10,000  5.38        28,185   5.01        38,185   5.11     0/11
                         $ 10,000  5.38%     $ 28,485   5.02%     $ 38,485   5.12%    0/11

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

      Deposits acquired through telemarketing efforts are typically placed with the Bank by professional money managers and represented 2%, 3% and 5% of total deposits at December 31, 2000, 1999 and 1998, respectively. The level of telemarketing deposits varies based on yields available to depositors on other investment instruments and the depositors' perception of the Bank's creditworthiness.

      Deposits acquired through national brokerage firms represented 18%, 22% and 23% of total deposits at December 31, 2000, 1999 and 1998, respectively. Any fees paid to deposit brokers are amortized over the term of the deposit. Based on historical renewal percentages, management believes that these deposits are a stable source of funds. Institutions meeting the regulatory capital standards necessary to be deemed well-capitalized are not required to obtain a waiver from the FDIC in order to accept brokered deposits. See "Management's Discussion and Analysis - Capital Resources and Liquidity."

     Deposits obtained through the retail branch system were $1.7 billion at December 31, 2000, $1.6 billion at December 31, 1999 and $1.5 billion at December 31, 1998. Retail deposits comprised 80% of total deposits at December 31, 2000, 75% of total deposits at December 31, 1999 and 72% at December 31, 1998. The increase in retail deposits during 2000 was the result of two branch purchases during the year. Deposits totaling $168.5 million were acquired at the end of the first quarter. As of December 31,2000, $145.7 million of these deposits remained. The Bank has concentrated its marketing efforts over the last several years on the attraction and retention of non-term accounts. As a result, the percentage of fixed-term certificates of deposit in the Bank's savings deposits has decreased from 71% as of December 31, 1998 from 62% as of December 31, 1999 to 57% as of December 31, 2000.

      The following table shows the average balances and average rates paid on deposits by deposit type for the periods indicated:

                                                     During the Year Ended December 31,
                                              2000                   1999                   1998
                                      Average    Average     Average     Average     Average    Average
                                      Balance     Rate       Balance      Rate       Balance     Rate
                                                          (Dollars In Thousands)
Passbook Accounts                   $    81,330   1.98%     $    82,634   1.96%     $    84,711   2.04%
Money Market Deposit Accounts.          501,084   4.63          380,971   4.17          251,866   3.89
Interest-bearing Checking Accounts      128,678   1.19          109,928   1.07          102,367   1.04
Fixed Term Certificate Accounts       1,421,835   5.20        1,492,179   4.59        1,682,080   5.06
                                    $ 2,132,927   4.70%     $ 2,065,712   4.22%     $ 2,121,024   4.61%


      The   following   table  shows  the  maturity   distribution   of  jumbo
certificates of deposit ($100,000 and greater) as of December 31, 2000 (dollars in thousands):

            Maturing in:
              1 month or less......................            $    41,401
              Over 1 month to 3 months.............                 50,860
              Over 3 months to 6 months............                 60,373
              Over 6 months to 12 months...........                 61,921
              Over 12 months.......................                    421
                Total..............................            $   214,976

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

      The following tables set forth information regarding the amount of deposits in the various types of savings programs offered by the Bank at the end of the years indicated and the balances and average rates for those dates:


                                                                    December 31,
                                               2000                   1999               1998
                                             Amount    %            Amount  %           Amount   %
                                                                (Dollars In Thousands)
Variable rate non-term accounts:
  Money market deposit accounts
    (weighted average rate of 4.79%,
    4.34% and 3.91%).........             $  537,475   25%     $  446,771   22%     $  293,159   14%
  Interest-bearing checking accounts
    (weighted average rate of 1.22%
    1.06% and 1.06%).........                140,151    6         111,366    5         108,211    5
  Passbook accounts (2.00%, 2.00%
    and 2.01%)...............                 80,536    4          78,547    4          84,132    4
  Non-interest bearing checking
    Accounts.................                176,059    8         144,310    7         137,822    6
                                             934,221   43         780,994   38         623,324   29
Fixed-rate term certificate accounts:
  Under six month term (weighted
    average rate of 5.26%, 5.21%
    and 4.18%)...............                 61,954    3         113,324    5          62,642    3
  Six month term (weighted average
    rate of 6.41%, 5.68% and 5.14%)          282,922   13         322,696   16         301,313   14
  Nine month term (weighted average of
    6.74%, 5.73% and 5.42%)..                240,598   11         250,460   12         438,443   21
  One year to 18 month  term (weighted
    average rate of  6.11%, 4.99% and
    5.14%)...................                367,603   17         284,464   14         263,291   12
  Two year or 30 month term (weighted
    average rate of 5.83%, 5.13% and
    5.28%)...................                 31,685    2          19,081    1          23,015    1
  Over 30 month term (weighted
    average rate of 5.49%, 5.33%
    and 5.79%)...............                 31,088    1          36,529    2         103,030    5
  Negotiable certificates of $100,000
    and greater, 30 day to one year terms
    (weighted average rate of 6.19%,
    5.20% and 5.08%).........                214,976   10         253,809   12         320,851   15
                                           1,230,826   57       1,280,363   62       1,512,585   71
Total deposits (weighted average
    rate of 4.90%, 4.42% and 4.36%)       $2,165,047  100%     $2,061,357  100%     $2,135,909  100%

      The cost of funds, operating margins and net earnings of the Bank associated with brokered and telemarketing deposits are generally comparable to the cost of funds, operating margins and net earnings of the Bank associated with retail deposits, Federal Home Loan Bank ("FHLB") borrowings and securities sold under agreements to repurchase. As the cost of each source of funds fluctuates from time to time, the Bank seeks funds from the lowest cost source until the relative cost changes. As the costs of funds, operating margins and net earnings of the Bank associated with each source of funds are generally comparable, the Bank does not deem the impact of a change in incremental use of any one of the specific sources of funds at a given time to be material.

      Borrowings. The FHLB System functions as a source of credit to financial institutions that are members of a regional Federal Home Loan Bank. The Bank may apply for advances from the FHLBSF secured by the FHLBSF capital stock owned by the Bank, certain of the Bank's mortgages and other assets (principally obligations issued or guaranteed by the United States government or agencies thereof). Advances can be requested for any sound business purpose which an institution is authorized to pursue. Any institution not meeting the qualified thrift lender test will be subject to restrictions on its ability to obtain advances from the FHLBSF. See "Summary of Material Legislation and Regulation - Qualified Thrift Lender Test." In granting advances, the FHLBSF also considers a member's creditworthiness and other relevant factors.

      Total advances from the FHLBSF were $1.6 billion at December 31, 2000 at a weighted average rate of 6.42%. This compares with advances of $1.2 billion at December 31, 1999 and $714 million at December 31, 1998 with weighted average rates of 5.91% and 5.43%, respectively. The level of FHLB borrowings increased because they were often the lowest cost source of funds available to the Bank. The Bank has credit availability with the FHLBSF, which allows it to borrow up to 50% of its assets or approximately $2.2 billion at December 31, 2000.

      The Bank enters into sales of securities under agreements to repurchase (reverse repurchase agreements) which require the repurchase of the same securities. The agreements are treated as borrowings in the Company's
Consolidated Statements of Financial Condition. There are certain risks involved with doing these types of transactions. In order to minimize these risks, the Bank's policy is to enter into agreements only with well-known national brokerage firms that meet their regulatory capital requirements. Borrowings under reverse repurchase agreements totaled $294.1 million at December 31, 2000 at a weighted average rate of 6.65% and were secured by mortgage-backed securities with principal balances totaling $312.4 million. Borrowings under reverse repurchase agreements totaled $363.6 million at December 31, 1999 and $471.2 million at December 31, 1998 at weighted average rates of 5.76% and 5.37%, respectively. The decrease in borrowings under agreements to repurchase over the last three years is due to paydowns of the underlying mortgage-backed securities.

      The Company redeemed its $50 million senior unsecured 11.75% notes during 1999. The premium and related costs of $2.2 million, net of taxes, were recorded as a loss on early extinquishment of debt, which is shown as an extraordinary item in the Consolidated Statements of Operations and Comprehensive Earnings for 1999.

      Borrowings from all sources totaled $1.9 billion, $1.5 billion, and $1.2 billion at weighted average rates of 6.46%, 5.88%, and 5.66% at December 31, 2000, 1999, and 1998, respectively. The increased borrowings during 2000 were necessary to fund asset growth due to loan originations and purchases.

      The Bank's portfolio of short term borrowings includes short-term variable rate credit advances and FHLB advances due in less than one year from the FHLBSF, securities sold under agreements to repurchase and other short term borrowings. The following schedule summarizes short term borrowings for the last three years:

                                                                        Maximum
                                                                       Month-End
                                                                      Outstanding
                                                                        Balance
                                                  End of Period        During the     Average Period
                                                 Outstanding Rate        Period      Outstanding  Rate
                                                               (Dollars In Thousands)
2000
Short term FHLB Advances...........             $   957,000   6.58%    $1,250,000    $1,065,000   6.38%
Securities sold under agreements to repurchase      294,110   6.65        355,995       322,593   6.39

1999
Short term FHLB Advances...........             $   920,000   5.97%    $  920,000    $  545,000   5.49%
Securities sold under agreements to repurchase      363,635   5.76        469,655       390,691   5.22

1998
Short term FHLB Advances...........             $   200,000   5.57%    $1,035,000    $  554,167   5.70%
Securities sold under agreements to repurchase.     471,172   5.37        576,514       514,498   5.55
Other short term borrowings........                       -      -          5,500         3,250   5.73

Other Sources

      See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Sources of Funds" for a discussion of other funding sources.

Subsidiaries

      The Bank has three wholly-owned subsidiaries: Seaside Financial Corporation ("Seaside"), Oceanside Insurance Agency, Inc. ("Oceanside"), and Santa Monica Capital Group ("SMCG"), all of which are California corporations. SMCG is an inactive corporation.

      As of December 31, 2000, the Bank had invested an aggregate of $203 thousand (primarily equity) in Seaside, Oceanside and SMCG. Revenues and operating results of these subsidiaries accounted for less than 1% of consolidated revenues in 2000 and no material change is presently foreseen.

      Real Estate Development Activities. Seaside has not been involved in any real estate development activity for the last several years and there are no plans for future real estate projects. Therefore, no gains or losses on real estate development activities were recorded during 2000, 1999 or 1998. Seaside, from time-to-time, will purchase individual properties for investment and sell them for a gain. Income from this activity totaled $590 thousand during 2000.

      Seaside continues to hold one condominium unit, which is rented to the Bank for use by its employees. At December 31, 2000, Seaside's investment in the remaining unit totaled $32 thousand. There were no loans outstanding against the property at December 31, 2000. The unit is located in Southern California.

      Trustee Activities. Seaside acts as trustee on the Bank's deeds of trust. Trustee fees for this activity amounted to $65 thousand, $165 thousand and $274 thousand in 2000, 1999 and 1998, respectively. The decrease in trustee fees over the last three years is consistent with the decrease in loan foreclosure activity.

      Insurance Brokerage Activities. Oceanside engages in limited insurance agent activities. Income to date from this source has been insignificant. Oceanside operates as a licensed life insurance agent for the purpose of receiving commissions on the sale of fixed and variable rate annuities and mutual funds conducted in the Bank's offices by a licensed third party vendor. Independent Financial Securities, Inc. ("IFS"), a registered broker-dealer, conducts its sales activities in the Bank's branch offices and the Bank receives a percentage of the commissions on such sales through its licensed insurance agency, Oceanside. During 2000, 1999 and 1998, Oceanside received commission income of $290 thousand, $451 thousand and $263 thousand, respectively, from the sale of non-insured investment products by IFS.
Additionally, Oceanside receives insurance commissions from the sale of insurance to its borrowers. Commissions received from this activity totaled $444 thousand in 2000 and $64 thousand in 1998. There was no commission income recorded during 1999.

Employees

      As of December 31, 2000, the Bank had a total of 451 full time equivalent employees, including 106 part-time employees. No employees were represented by a collective bargaining group. At present, the Company has no employees who are not also employees of the Bank. The Bank provides its regular full-time employees with a comprehensive benefits program that includes basic and major medical insurance, long-term disability coverage, sick leave, a 401(k) plan and a profit sharing employee stock ownership plan. The Bank considers its employee relations to be excellent.

Summary of Material Legislation and Regulations

      General. FFC, as a savings and loan holding company, is registered with and subject to regulation and examination by, the Office of Thrift Supervision ("OTS"). The Bank, which is a federally chartered savings bank and a member of the FHLBSF, is subject to regulation and examination by the OTS with respect to most of its business activities, including, among others, lending activities, capital standards, general investment authority, deposit taking and borrowing authority, mergers and other business combinations, establishment of branch offices, and permitted subsidiary investments and activities. The Bank's deposits are insured by the FDIC through the SAIF. As insurer, the FDIC is authorized to conduct examinations of the Bank. The Bank is also subject to Federal Reserve Board regulations concerning reserves required to be maintained against deposits.

      As a member of the FHLB System, the Bank is required to own capital stock in its regional FHLB, the FHLBSF, in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the end of each year, or 5% of its outstanding borrowings from the FHLBSF. The Bank was in compliance with this requirement, with an investment of $80.9 million in FHLBSF stock at December 31, 2000.

      The FHLBSF serves as a source of liquidity for the member institutions within its assigned region, the FHLB Eleventh District. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the Federal Housing Finance Board and the Board of Directors of the FHLBSF. At December 31, 2000, the Bank's advances from the FHLBSF amounted to $1.6 billion, or 39% of the Company's total funding sources (deposits and borrowings).

      The FHLBs provide funds for the resolution of troubled savings institutions and are required to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low and moderate income housing projects. These contributions have adversely affected the level of dividends that the FHLBs have paid to its members. These contributions also could have an adverse effect on the value of FHLB stock in the future. For the year ended December 31, 2000, dividends paid by the FHLBSF to the Bank totaled approximately $5.3 million.

      Financial Services Modernization Legislation. On November 12, 1999, the Gramm-Leach-Bliley Act of 1999 (the"Act") was signed into law. The Act makes significant changes to the operations of financial services companies. It repealed key provisions of the 66-year old "Glass-Steagall Act" by repealing prohibitions on affiliations among banks, securities firms and insurance companies. It authorizes a broad range of financial services to be conducted by these types of companies within a new structure known as a
"financial  holding  company"  ("FHC").  The FHC may  engage  in a  number  of activities deemed to be new activities, such as securities underwriting and dealing activities, insurance underwriting and sales activities, merchant banking and equity investment activities, and "incidental" and "complementary" non-financial activities. While the Act specifies so-called "functional regulation," various federal and state regulators will have continued authority over certain activities of FHCs and other regulated financial institutions. However, the Federal Reserve Board will be the principal regulator for FHCs. These changes do not directly affect the Company, although they are likely to dramatically affect the business activities of many of the Company's financial institution competitors.

      Other provisions of the Act also may have an impact on the Company and the Bank. The Act limits the ability of commercial entities to obtain thrift charters. Commencing with applications filed on and after May 5, 1999, entities seeking control of a savings association will be required to conform their activities to those permitted for financial holding companies. Existing thrift holding companies that control only one insured institution (such as the Company) are "grandfathered" with respect to their ability to continue their activities. However, future sales of the savings institution subsidiary of such a unitary thrift holding company will be limited to companies and entities that limit their activities to those permitted for financial holding companies.

      The Act establishes a federal right to the confidential treatment of nonpublic personal information about consumers. These provisions of the Act require disclosure of privacy policies to consumers and, in some circumstances, will allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. The OTS and other banking regulatory agencies issued final rules to implement these provisions of the Act on May 10, 2000. The rules were effective November 13, 2000, and compliance is mandatory starting on July 1, 2001. Pursuant to these rules, a financial institution must provide:

   - initial notices to customers (as defined in the rules) about the institution's privacy policies, describing the circumstances under which the institution may disclose nonpublic personal information to nonaffiliated third parties and affiliates;
   -  annual notices of the institution's privacy policies to all customers;
      and
   - a reasonable method for customers to "opt out" of disclosure to nonaffiliated third parties (except where disclosure is required or otherwise permitted by law).

      These new rules will affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors. It is not possible at this time to assess the impact of the privacy provisions on the Company's operations. However, because the Company does not sell or give its customer information to outside third parties or its affiliates except under very limited circumstances (e.g., providing customer information to the Company's data processing provider or to third party providers of financial services under certain types of narrow joint marketing arrangements), it is not anticipated that the new rules will have a significant impact on the Company's results of operations or financial condition.

      The Act revised the Community Reinvestment Act (the "CRA", as discussed in more detail below) by, among other things, requiring all insured depository institution members of a FHC to hold at least a satisfactory CRA rating in order to conduct new financial activities authorized by the Act.

      On December 21, 2000, the federal bank regulatory agencies approved final rules required by the Act for annual reporting and public disclosure of certain written agreements ("covered agreements") between insured depository institutions and nongovernental entities that are made in connection with fulfillment of CRA. A covered agreement must be made public by being placed immediately in the institution's public CRA file and disclosed annually as part of the CRA statement. These new requirements are not expected to have a material impact on the Company's operations.

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

      Savings and Loan Holding Company Regulations. The activities of savings and loan holding companies are governed by the Home Owners" Loan Act, as amended. Pursuant to that statute, the Company is subject to certain restrictions with respect to its activities and investments.

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

      Regulatory Capital Requirements. The capital regulations of the OTS (the "Capital Regulations") require, federally insured institutions such as the Bank to meet certain minimum capital requirements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations Capital Resources and Liquidity Capital Requirements." The OTS may establish, on a case-by-case basis, individual minimum capital requirements for a savings institution which vary from the requirements that would otherwise apply under the Capital Regulations.

      The OTS has adopted rules based upon five capital tiers: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. An institution falls into one of these classifications depending primarily on its capital ratios. The Bank is considered to be "well capitalized" for purposes of these capital measures.

      Insurance of Accounts. The FDIC administers two separate deposit insurance funds. The Bank Insurance Fund ("BIF") insures the deposits of commercial banks and other institutions that were insured by the FDIC prior to the enactment of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"). The Savings Association Insurance Fund ("SAIF") insures the deposits of savings institutions which were insured by the Federal Savings and Loan Insurance Corporation ("FSLIC") prior to the enactment of FIRREA. The Bank's deposits are insured by the SAIF. The FDIC is authorized to increase deposit insurance premiums if it determines such increases are appropriate to maintain the reserves of either the SAIF or the BIF or to fund the administration of the FDIC. In addition, the FDIC is authorized to levy emergency special assessments on BIF and SAIF members.

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

      The OTS also imposes assessments and examination fees on savings institutions. OTS assessments for the Bank were $568 thousand in 2000, $567 thousand in 1999 and $599 thousand in 1998.

      Liquidity. Federal regulations currently require a savings institution to maintain a monthly average daily balance of liquid assets (including cash, certain time deposits, bankers' acceptances and specified United States government, state or federal agency obligations) equal to at least 4% of: (i) the average daily balance of its net withdrawable accounts and short-term borrowings during the preceding calendar quarter or (ii) the ending balance of its net withdrawable accounts as of the end of the preceding calendar quarter. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4% to 10% of such accounts and borrowings depending upon economic conditions and the deposit flows of member institutions Monetary penalties may be imposed for failure to meet these liquidity ratio requirements. The Bank's liquidity ratio for the quarter ended December 31, 2000 was 4.37%, which exceeded the applicable requirements.

      Community Reinvestment Act. The Community Reinvestment Act ("CRA") requires each savings institution, as well as commercial banks and certain other lenders, to identify the communities served by the institution's offices and to identify the types of credit the institution is prepared to extend within those communities. The CRA also requires the OTS to assess an institution's performance in meeting the credit needs of its identified communities as part of its examination of the institution, and to take such assessments into consideration in reviewing applications with respect to branches, mergers and other business combinations, including acquisitions by savings and loan holding companies. An unsatisfactory CRA rating may be the basis for denying such an application and community groups have successfully protested applications on CRA grounds. In connection with its assessment of CRA performance, the OTS assigns CRA ratings of "outstanding," "satisfactory," "needs to improve" or "substantial noncompliance." The Bank was rated "satisfactory" in its last CRA examination, which was conducted in 1998. For examinations in 1997 and thereafter, institutions are evaluated based on: (i) performance in lending in their assessment areas; (ii) the provision of deposit and other community services in their assessment areas; and (iii) the investment in housing-related and other qualified community investments. An institution that is found to be deficient in its performance in meeting its community's credit needs may be subject to enforcement actions, including cease and desist orders and civil money penalties.

      Restrictions on Dividends and Other Capital Distributions. During the first quarter of 1999, the OTS changed its regulations governing capital distributions. Those changes, which became effective on April 1, 1999, require that savings associations controlled by savings and loan holding companies (such as the Bank) file a 30-day advance notice of a proposed capital distribution. The OTS may disapprove a notice if it finds that (a) the savings association will be undercapitalized, significantly undercapitalized or critically undercapitalized following the distribution,
(b) the proposed capital distribution raises safety and soundness concerns; or (c) the proposed distribution violates a prohibition contained in a statute, regulation or agreement between the savings association and the OTS (or FDIC) or a condition imposed by an OTS condition or approval.

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

      During 2000, the Bank paid a total of $10.0 million in capital distributions to the Company.

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

      Savings institutions are subject to the same loans-to-one borrower ("LTOB") restrictions that are applicable to national banks, with limited provisions for exceptions. In general, the national bank standard restricts loans to a single borrower to no more than 15% of a bank's unimpaired capital and surplus, plus an additional 10% if the loan is collateralized by certain readily marketable collateral. The Bank's loans were within the LTOB limitations at December 31, 2000.

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

      Federal regulations contain a number of measures intended to promote early identification of management problems at depository institutions and to ensure that regulators intervene promptly to require corrective action by institutions. The Bank's annual management report on the effectiveness of internal control standards and compliance with certain designated laws will be made available in March of 2001.

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

      Only "well capitalized" institutions may obtain brokered deposits without a waiver. An "adequately capitalized" institution can obtain brokered deposits only if it receives a waiver from the FDIC. An "undercapitalized" institution may not accept brokered deposits under any circumstances. The Bank met the "well-capitalized" standards during 2000 and was eligible to accept brokered deposits without a waiver.

      Qualified Thrift Lender Test. In general, the QTL test requires that 65% of an institution's portfolio assets be invested in "qualified thrift investments" (primarily loans, securities and other investments related to housing), measured on a monthly average basis for nine out of every 12 months on a rolling basis. Any savings institution that fails to meet the QTL test must either convert to a bank charter or become subject to national bank-type restrictions on branching, business activities, and dividends, and its ability to obtain FHLB advances is affected. The Bank met the QTL test at December 31, 2000, with 98% of its portfolio assets comprised of "qualified thrift investments."

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

      Federal Reserve System. Federal Reserve Board regulations require savings institutions to maintain non-interest bearing reserves against their transaction accounts. The reserve for transaction accounts as of December 31, 2000 was 0% of the first $5 million of such accounts, 3% of the next $39.3 million of such accounts and 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) of the balance of such accounts. The Bank is in compliance with these requirements.

      Taxation.   The  Company,   the  Bank  and  its   subsidiaries   file  a
consolidated federal income tax return on a calendar year basis using the accrual method. The maximum marginal federal tax rate is currently 35%.

     The Bank is required to use the specific charge-off method of accounting for debts for all periods beginning after 1995. Prior to that date, the Bank used the reserve method of accounting for bad debts. The Consolidated Statements of Financial Condition at December 31, 2000 and 1999 do not include a liability of $5,356,000 related to the adjusted base year bad debt reserve. This reserve was created when the Bank was on the reserve method.

       These reserves are subject to recapture if: (1) the Bank fails to qualify as a "bank" for federal income tax purposes; (2) certain distributions are made with respect to the stock of the Bank; (3) the bad debt reserves are used for any purpose other than to absorb bad debt losses; or (4) there is a change in federal tax law. Management does not expect for any of these events to occur.

      To the extent that distributions by the Bank to the Company that are permitted under federal regulations exceed the Bank's earnings and profits (as computed for federal income tax purposes), such distributions would be treated for tax purposes as being made out of the Bank's base year reserve and would thereby constitute taxable income to the Bank in an amount equal to the lesser of the Bank's base year reserve or the amount which, when reduced by the amount of income tax attributable to the inclusion of such amount in gross income, is equal to the amount of such distribution. At December 31, 2000, the Bank's earnings and profits (as computed for federal income tax purposes) were approximately $291.6 million.

      For state tax purposes, the Bank is allowed an addition to its tax bad debt reserves in an amount necessary to fill up to its tax reserve balance calculated using the experience method.

      At December 31, 2000, the Bank had $47.7 million in gross deferred tax assets. No valuation allowance was established because management believes that it is more likely than not that the deferred tax assets will be realized. Gross deferred tax liabilities totaled $36.2 million at December 31, 2000.

      The Bank is subject to an alternative minimum tax if such tax is larger than the tax otherwise payable. Generally, alternative minimum taxable income is a taxpayer's regular taxable income, increased by the taxpayer's tax preference items for the year and adjusted by computing certain deductions in a special manner which negates the acceleration of such deductions under the regular tax. The adjusted income is then reduced by an exemption amount and is subject to tax at a 20% rate. No alternative minimum taxes were applicable to the Bank for tax years 2000, 1999 or 1998.

      California tax laws generally conform to federal tax laws. For California franchise tax purposes, federal savings banks are taxed as "financial corporations" at a rate 2% higher than that applicable to non-financial corporations because of exemptions from certain state and local taxes. The tax rate for 2000, 1999 and 1998 was 10.84%. The Franchise Tax Board ("FTB") has not yet announced the rate for 2001.

      The Internal Revenue Service ("IRS") has completed examinations of the Company's consolidated federal income tax returns for tax years up to and including 1992. Adjustments made by the IRS related to temporary differences as to the recognition of certain taxable income and expense items. While the Company had provided deferred taxes for federal and state purposes, the changes in the period of recognition of certain income and expense items resulted in interest due to the IRS and FTB. During 1998, the Company paid $598 thousand in interest to the IRS and FTB and reversed $300 thousand in accrued interest. During 1999 and 2000, the Company reversed interest accruals totaling $150 thousand and $350 thousand, respectively. There was no remaining interest accrual as of December 31, 2000.

ITEM 2--PROPERTIES

      At December 31, 2000, the Bank owned the building and the land for seven of its branch offices, owned the building but leased the land for three additional offices, and leased its remaining offices. Properties leased by the Bank include its home and executive offices located in a 12-story office tower in downtown Santa Monica and a general services and corporate operations office building in Santa Monica. For information concerning rental obligations, see Note 6 of the Notes to Consolidated Financial Statements.

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

      (b) Holders. As of February 14, 2001, 17,249,459 shares of Company common stock, representing approximately 840 record stockholders were outstanding, which total does not include the number of stockholders whose shares are held in street name.

      (c) Dividends. As a publicly traded company, the Company has no history of dividend payments on its common stock. However, the Company may in the future adopt a policy of paying dividends, depending on its net earnings, financial position and capital requirements, as well as regulatory restrictions, tax consequences and the ability of the Company to obtain a dividend from the Bank for payment to stockholders. OTS regulations limit amounts that the Bank can pay as a dividend to the Company. No dividend may be paid if the Bank's net worth falls below regulatory requirements. (See "Business - Summary of Material Legislation and Regulations" for other regulatory restrictions on dividends.) The Board of Directors of the Bank declared and paid to the Company $10.0 million in dividends during 2000, $99.6 million in 1999 and $5.9 million in 1998. The dividends paid during 2000 were for the purpose of repurchasing 821,500 shares of Company common stock. Dividends paid during 1999 were for the purpose of repurchasing 3,298,150 shares of Company common stock and servicing and paying off the Company's $50 million in senior unsecured 11.75% notes, which were redeemed on December 30, 1999. Dividends paid during 1998 were for the purpose of servicing the $50 million in senior notes.

ITEM 6--SELECTED FINANCIAL DATA

      Selected financial data for the Company is presented below:

                                         FIRSTFED FINANCIAL CORP. AND SUBSIDIARY
                                      FIVE YEAR CONSOLIDATED SUMMARY OF OPERATIONS

                                     2000           1999           1998           1997(1)        1996(1)
                                               (Dollars In Thousands, Except Per Share Data)
For the Year Ended December 31:
  Interest income......           $ 314,320     $  260,001     $  289,769     $  299,220     $  297,178
  Interest expense.....             206,505        161,031        186,491        204,226        198,031
  Net interest income..             107,815         98,970        103,278         94,994         99,147
  Provision for loan losses               -              -          7,200         20,500         35,155
  Other income.........               7,747         12,688         13,657         10,218         10,915
  Non-interest expense.              48,265         49,159         48,924         44,151         59,175
  Earnings before income taxes       67,297         62,499         60,811         40,561         15,732
  Income taxes.........              28,832         27,052         26,182         17,461          7,488
  Earnings before extra-
    ordinary items.....              38,465         35,447         34,629         23,100          8,244
  Extraordinary item
    Loss on early extinquishment
      of debt, net of taxes               -         (2,195)             -              -              -
  Net  earnings........              38,465         33,252         34,629         23,100          8,244
Basic earnings per share
  EPS before extraordinary item        2.23           1.84           1.63           1.09           0.39
  Extraordinary item                      -           (.11)             -              -              -
  EPS after extraordinary item         2.23           1.73           1.63           1.09           0.39
Dilutive earnings per share
  EPS before extraordinary item        2.20           1.83           1.60           1.07           0.39
  Extraordinary item                      -           (.12)             -              -              -
  EPS after extraordinary item         2.20           1.71           1.60           1.07           0.39
End of Year:
  Loans receivable, net (2).      3,629,284      3,060,547      2,808,221      3,145,164       3,048,469
  Mortgage-backed securities        374,405        428,641        556,679        676,058         746,006
  Investment securities             136,537        151,195         64,333         48,910          58,909
  Total assets.........           4,365,242      3,872,051      3,677,128      4,160,115       4,143,852
  Deposits.............           2,165,047      2,061,357      2,135,909      1,943,647       1,957,448
  Borrowings...........           1,873,110      1,532,635      1,235,172      1,941,670       1,940,482
  Liabilities..........           4,097,800      3,640,918      3,420,128      3,937,328       3,949,302
  Stockholders' equity.             267,442        231,133        257,000        222,787         194,550
  Book value per share(1)             15.52          12.82          12.16          10.52            9.24
  Tangible book value per share       14.98          12.78          12.10          10.43            9.11
Selected Ratios:
  Return on average assets             0.93%          0.94%          0.88%          0.56%           0.20%
  Return on average equity            15.85%         14.91%         14.40%         11.25%           4.22%
  Ratio of non-performing
    assets to total assets             0.19%          0.40%          0.84%          0.95%           1.77%
Other Data:
  Number of Bank full service
    branches..................           25             24             24             24              25

(1) All per share amounts have been adjusted for the two-for-one stock split declared June 25, 1998.
(2) Includes loans held for sale.

      Also see summarized results of operations on a quarterly basis for 2000, 1999 and 1998 in Note 15 of the Notes to Consolidated Financial Statements.

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

      Net earnings of $38.5 million or $2.20 per share were recorded in 2000, compared to net earnings of $33.3 million or $1.71 per share in 1999 and net earnings of $34.6 million or $1.60 per share in 1998. All per share amounts are presented on a diluted basis and have been adjusted for the two for one stock split declared June 25, 1998.

     The increase in net earnings from 1999 to 2000 was due to higher net interest income, which resulted from growth in interest-earning assets. The decrease in net earnings from 1998 to 1999 was attributable to the $2.2 million loss on early extinguishment of debt, net of taxes resulting from the redemption of the Company's $50 million senior unsecured 11.75% notes.

      No loan loss provision was recorded in 2000 or 1999, but a $7.2 million provision was recorded in 1998. The Southern California economy and real estate market has remained strong over the last few years. As a result, net loan charge-offs declined from $3.4 million in 1998 to $2.4 million in 1999. Net loan loss recoveries totaling $51 thousand were recorded during 2000.

      Certain key financial ratios for the Company are presented below:

                                                          Average
                                 Return on   Return on    Equity to
                                 Average      Average      Average
                                 Assets       Equity        Assets


                2000......         .93%       15.85%        5.85%
                1999......         .94        14.91         6.29
                1998......         .88        14.40         6.09
                1997......         .56        11.25         4.95
                1996......         .20         4.22         4.61


      Non-performing assets (primarily loans 90 days past due or in foreclosure plus foreclosed real estate) decreased to $8.3 million or 0.19% of total assets as of December 31, 2000 from to $15.4 million or 0.40% of total assets at December 31, 1999 and $30.7 million or 0.84% of total assets at December 31, 1998. The decreasing amount of real estate owned over the last several years is due to lower balances of delinquent loans and decreased foreclosures in the improved Southern California real estate markets.

      The Company repurchased common shares totaling 821,500 and 3,298,150 during 2000 and 1999, respectively. As of February 14, 2001, 889,016 shares remain eligible for repurchase under the Compan's authorized repurchase program. No additional shares have been purchased thus far during 2001.

      At December 31, 2000 the Bank's regulatory risk-based capital ratio was 11.39% and its tangible and core capital ratios were 5.84%. The Bank met the regulatory capital standards necessary to be deemed "well-capitalized" at December 31, 2000.

      The Bank's deposits are insured by the SAIF up to a maximum of $100,000 for each insured depositor. The Bank's FDIC insurance premiums were $538 thousand during 2000 and $1.2 million during both 1999 and 1998. The lower premiums paid in 2000 were due to a drop in the deposit insurance assessment rate from 6.3 basis points in 1998 and 5.9 basis points in 1999 to 2.07 basis points in 2000, due to an improvement in the Bank's regulatory rating.

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

      The determination of the allowance for loan losses and the valuation of real estate collateral are based on estimates that are susceptible to changes in the economic environment and market conditions. No loan loss provision was recorded during 2000. A downward turn in the current economic climate could increase the likelihood of losses due to credit risks. This could create the need for additional loan loss provisions.

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

                            COMPONENTS OF EARNINGS

Net Interest Income

      Net interest income is the primary component of the Company's earnings. The chief determinants of net interest income are the dollar amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid thereon. The greater the excess of average interest-earning assets over average interest-bearing liabilities, the more beneficial the impact on net interest income. The excess of average interest-earning assets over average interest-bearing liabilities was $148.2 million in 2000, $144.4 million in 1999 and $131.7 million in 1998. The increase over the last two years was due to improvement in asset quality and asset growth.

      The Company's net interest income is also impacted by a three-month time lag before changes in the cost of funds can be passed along to monthly adjustable rate loan customers. Savings and borrowing costs adjust to market rates immediately while it takes several months for the loan yield to adjust. This time lag decreases the Company's net interest income during periods of rising interest rates. The reverse is true during periods of declining interest rates. See "Asset-Liability Management" for further discussion.

      The following table sets forth the components of interest-earning assets and liabilities, the excess of interest-earning assets over interest-bearing liabilities, the yields earned and rates paid and net interest income for the periods indicated:
                                          2000           1999           1998
                                               (Dollars In Thousands)

Average loans and mortgage-backed
 securities (1).........               $3,793,351     $3,328,723     $3,638,628
Average investment securities             176,476        204,741        148,871
Average interest-earning assets         3,969,827      3,533,464      3,787,499
Average savings deposits                2,132,927      2,065,712      2,121,024
Average borrowings......                1,688,738      1,323,362      1,534,820
Average interest-bearing liabilities 3,821,665 3,389,074 3,655,844 Excess of interest-earning assets
 over interest-bearing liabilities     $  148,162     $  144,390     $  131,655

Yields earned on average interest
 earning assets.........                     7.77%          7.26%          7.54%
Rates paid on average interest-
 bearing liabilities....                     5.40           4.76           5.11
Net interest rate spread                     2.37           2.50           2.43
Effective net spread....                     2.57           2.69           2.60

Total interest income...               $  308,487     $  256,335     $  285,395
Total interest expense..                  206,473        161,160        186,890
                                          102,014         95,175         98,505
Total other items (2)...                    5,801          3,795          4,773
Net interest income.....               $  107,815     $   98,970     $  103,278


(1) Non-accrual   loans  were   included in the average dollar amount of loans
outstanding, but no income was recognized during the period  that   each  such
loan was on non-accrual status.
(2 )Includes dividends on FHLB stock and other miscellaneous items.

      The yield on earning assets increased to 7.77% in 2000 from 7.26% in 1999 due a 53 basis point increase in the Index which determines the yield on over 85% of the Bank's loan portfolio. However, the Bank's cost of funds increased by 64 basis points due to the interest rate increases by the Federal Reserve at the end of 1999 and throughout 2000. The yield on earning assets decreased to 7.26% in 1999 from 7.54% in 1998 due to a 34 basis point decrease in the Index. The Bank's cost of funds decreased by 35 basis points in 1999 compared to 1998 due to lower market interest rates during the first half of 1999 compared to 1998.

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

                                           Year Ended                         Year Ended
                                        December 31, 2000                  December 31, 1999
                                             Versus                             Versus
                                        December 31, 1999                  December 31, 1998
                                          Change Due To                      Change Due To
                                   Rate      Volume      Total       Rate        Volume        Total
                                                       (Dollars In Thousands)
Interest Income:
  Loans and mortgage-backed
   Securities..........           $35,723    $16,485    $52,208    $(8,949)    $(23,073)    $(32,022)
  Investments..........            (1,629)     1,339       (290)       207        2,754        2,961
    Total interest income          34,094     17,824     51,918     (8,742)     (20,319)     (29,061)

Interest Expense:
  Deposits.............             2,910     10,037     12,947     (8,058)      (2,499)     (10,557)
  Borrowings..........             22,176     10,191     32,367     (3,269)     (11,905)     (15,174)
    Total interest expense         25,086     20,228     45,314    (11,327)     (14,404)     (25,731)

    Change in net interest income   9,008     (2,404)     6,604      2,585       (5,915)      (3,330)

Change in other items (1)                                 2,241                                 (978)

Total change in net interest
  income including other items                          $ 8,845                             $ (4,308)

 (1) Includes dividends on FHLB stock and other miscellaneous items.

Note:  Changes in   rate/volume  (change  in rate  multiplied by the change in average volume) have been allocated to the change in rate or the change in volume based upon the respective percentages of the combined totals.


                                 Interest Rate Spreads and Yield on Average Interest-Earning Assets
                                                     Year Ended December 31,
                                   2000            1999           1998             1997           1996
                              During  End of  During  End of  During  End of  During  End of  During  End of
                              Period  Period  Period  Period  Period  Period  Period  Period  Period  Period
Weighted average yield
 on loans and mortgage-
 backed securities..........   7.85%   8.15%   7.37%   7.31%   7.63%   7.48%   7.49%  7.48%   7.44%   7.47%
Weighted average yield
 on investment portfolio(1)    6.11    5.63    5.41    5.69    5.29    5.14    5.40   6.06    5.71    5.98
Weighted average yield
 on all interest-earning
 assets....................... 7.77    8.04    7.26    7.25    7.54    7.39    7.40   7.42    7.36    7.45
Weighted average rate
 paid on deposits...........   4.70    4.90    4.22    4.42    4.61    4.36    4.70   4.66    4.76    4.67
Weighted average rate
 paid on borrowings and
 FHLB advances.............    6.29    6.46    5.59    5.88    5.81    5.66    5.86   5.91    5.85(4) 5.77
Weighted average rate
 paid on all interest-
 bearing liabilities........   5.40    5.62    4.76    5.04    5.11    4.84    5.27   5.28    5.25    5.22
Interest rate spread(2).....   2.37    2.42    2.50    2.21    2.43    2.55    2.13   2.14    2.11    2.23
Effective net spread(3)....    2.57            2.69            2.60            2.28           2.24

(1) Dividends on FHLB stock and miscellaneous interest income were not considered in this analysis
(2) Weighted average yield on all interest-earning assets less weighted average rate paid on all interest-bearing liabilities
(3) Net interest income (the difference in the dollar amounts of interest earned and paid) divided by average interest-earning assets
(4) Excludes effect of IRS accrued interest reversal.

Loss Provision

     The Company did not record a loan loss provision during 2000 or 1999 but recorded a loan loss provision of $7.2 million in 1998. No provision was recorded during the last two years because, based on analysis done by management, existing allowances were sufficient to cover the credit risks inherent in the loan portfolio. Non- performing assets decreased to $8.3 million in 2000 from $15.4 million in 1999 and $30.7 million in 1998 due to improvement in the economy and real estate markets in which the Bank operates. The Bank has a policy of providing for general valuation allowances, unallocated to any specific loan, but available to offset any loan losses. The allowance is maintained at an amount that management believes adequate to cover estimable and probable loan losses. The Company also maintains valuation allowances for impaired loans and loans sold with recourse. See "Allowances for Loan Losses." Management performs regular risk assessments of the Bank's loan portfolio to maintain appropriate valuation allowances. Additional loan loss provisions may be required to the extent that charge-offs are recorded against the valuation allowance for impaired loans, the general valuation allowance, or the valuation allowance for loans sold with recourse.

      The Company recorded net loan loss recoveries of $51 thousand during 2000. This compares with net loan charge-offs totaling $2.4 million in 1999 and $3.4 million in 1998. The recoveries recorded during 2000 resulted from cash payments by borrowers on loans that had been previously charged-off. The charge-offs during 1999 represented 0.08% of average loans outstanding and the charge-offs during 1998 represented 0.09% of average loans outstanding. Charge-offs primarily result from declines in the value of the underlying collateral of the non-performing loans.

Non-interest Income

      Loan servicing and other fees were $2.8 million in 2000, $4.2 million in 1999 and $4.2 million in 1998. The lower fees earned over the last three years are the result of decreased fees earned on loans serviced for other lenders. Fees earned during 2000 and 1998 included adjustments of $500 thousand and $1.4 million, respectively, to provide for impairment of the Bank's servicing asset. These provisions were due to accelerated payoffs and prepayments of loans serviced for others. Also, late charge and prepayment penalty fees decreased in 2000 compared to 1999.

      Gain on sale of loans was $64 thousand in 2000, $1.2 million in 1999 and $4.1 million in 1998. The decrease in gain on sale of loans is due to a reduction in loans originated for sale in the rising interest rate environment for fixed rate mortgages during the second half of 1999 and throughout 2000.

      Real estate operations resulted in a net gain of $594 thousand in 2000, $3.2 million in 1999 and $1.2 million in 1998. Real estate operations include gain on sale of foreclosed properties, operational income and expenses during the holding period, and recoveries of prior losses on real estate sold.

Non-interest Expense

      The ratio of non-interest expense to average total assets for 2000 was 1.17% compared with 1.30% for 1999. The decrease from 1999 to 2000 is mostly attributable to decreases in legal expenses and federal deposit insurance, offset by additional expenses associated with goodwill amortization and increased data processing costs.

      Salary and benefit costs were approximately the same during 1999 and 2000. Increases in compensation and incentive costs during 2000 were offset by a decrease in bonus and other benefit costs during the same year. Salary and benefit costs increased 3% in 1999 compared to 1998 due to higher salary costs, incentive costs and bonus expenses.

      Occupancy expense increased slightly in 2000 compared to 1999 due to the acquisition of two branches from another financial institution. One branch was closed and its deposits were transferred to one of the acquired branches. Occupancy expense decreased 7% in 1999 compared to 1998 because 1998 expense included market adjustments on leased properties no longer occupied by the Bank.

      Other operating expenses increased slightly in 2000 compared to 1999 due to increases in data processing costs associated with the creation of the Bank's new web page and internet site. Also, goodwill amortization increased substantially to $2.0 million in 2000 from $452 thousand in 1999 due to the write off of goodwill associated with the closed branch and a re-evaluation of goodwill on a second branch location. In contrast, legal expenses decreased substantially from $3.5 million in 1999 to $632 thousand in 2000.

      In 1999, other operating expenses increased to $11.5 million from $11.4 million in 1998 due to an increase in legal costs to $3.5 million in 1999 from $1.5 million in 1998. The increase in legal expenses during 1999 was the result of higher than normal defense cases that were resolved during that year. Offsetting the increase in legal costs during 1999 was a decrease in data processing cost to $1.9 million in 1999 from $3.4 million in 1998. 1998 data processing costs were inflated due to the Bank's conversion to a new computer system during that year.

      The following table details the components of non-interest expense for the periods indicated:


                                             Non-Interest Expense
                                           Year  Ended  December 31,
                                 2000      1999      1998      1997     1996
                                             (Dollars In Thousands)
Salaries and Employee Benefits:
   Salaries.............       $17,354   $16,631   $16,035   $15,157   $15,749
   Incentive compensation        1,987     1,677     1,478       883       556
   Payroll taxes........         1,486     1,607     1,455     1,371     1,389
   Employee benefit insurance    1,320     1,220     1,069     1,048     1,137
   Bonus compensation...           920     1,583     1,335     1,100     1,000
   Profit sharing.......         1,200     1,100     1,000       501       500
   Pension..............             -         -         -         -       241
   SERP.................           906       988       795       628       506
   401(k)...............           354       299       235       392         -
   Other salaries and benefits     917     1,559     2,409     1,660       850
                                26,444    26,664    25,811    22,740    21,928
Occupancy:
   Rent.................         4,539     4,395     5,105     4,351     4,270
   Equipment............         2,318     2,145     1,855     1,336       959
   Maintenance costs....           571       469       344       450       477
   Other occupancy......           603       850     1,189       741       583
                                 8,031     7,859     8,493     6,878     6,289
Other Operating Expense:
   Insurance............           541       430       362       345       381
   Goodwill.............         1,965       452       565       839       915
   Data processing......         2,488     1,930     3,359     2,539       945
   Contributions........           518       299       509       412       401
   Professional services           301         8       259       373       420
   Legal expenses.......           632     3,516     1,479     1,309       412
   Supervisory exam.....           568       567       599       610       611
   Other operating costs         4,822     4,334     4,288     3,439     4,086
                                11,835    11,536    11,420     9,866     8,171
Federal Deposit Insurance:
   Deposit insurance premiums...   538     1,236     1,241     1,872     5,418
   SAIF special assessment           -         -         -         -    15,007
                                   538     1,236     1,241     1,872    20,425

   Advertising..........         1,417     1,864     1,959     2,795     2,362
     Total..............       $48,265   $49,159   $48,924   $44,151   $59,175

   Non-interest expense as
    % of average assets.          1.17%     1.30%     1.24%     1.06%   1.43%(1)

(1) The expense ratio for 1996 includes the special SAIF assessment.Excluding the SAIF assessment, the ratio would have been 1.06%.

                            BALANCE SHEET ANALYSIS
      Consolidated assets at the end of 2000 were $4.4 billion, representing a 13% increase from $3.9 billion at the end of 1999 and a 19% increase from $3.7 billion at the end of 1998. Assets have increased over the last two years due to strong loan originations, which totaled $1.1 billion in 2000 and $944.1 million in 1999. Year 2000 originations included $139.5 million in loan purchases and 1999 originations included loan purchases of $122.8 million.

Loan Portfolio

      At the end of 2000, over 85% of the Bank's loans had adjustable interest rates based on monthly changes in the Index. As part of its asset-liability management strategy, the Bank has maintained the level of adjustable loans in its portfolio at over 90% for several years. Management believes that the high level of adjustable rate mortgages will help insulate the Bank from fluctuations in interest rates, notwithstanding the several month time lag between a change in its monthly cost of funds and a corresponding change in its loan yields. See "Asset - Liability Management."

      The Bank also originates loans with initial fixed interest rates with periods ranging from 3 to 10 years. By policy, the Bank will either match the fixed rate period of these loans with borrowings for the same term or will hold an amount up to $150 million of unmatched fixed rate loans in its portfolio. Management believes that the limited origination of fixed-rate loans will enhance the Company's overall return on assets and improve loan origination in this economy. Loans originated under this limited program totaled $75.9 million in 2000 compared to $205.7 million in 1999.

      In 2000, 1999 and 1998, the Bank placed $3.9 million, $9.9 million and $21.3 million, respectively, in mortgages with other lenders under fee arrangements, which amount is not included in loan originations. In 2000, loans made on the security of single family properties (one to four units) comprised 61% of the dollar amount of new loan originations. Loans made on the security of multi-family properties (five or more units) comprised 31% of new originations. Loans made on the security of commercial real estate properties comprised 7% of new loan originations. Business loans originated by the commercial lending units totaled $11.8 million. Adjustable rate mortgages comprised 90% of new loan activity during 2000 compared with 63% during 1999 and 49% in 1998.

      The following table details loan originations and loan purchases by loan type for the periods indicated:

                                           Loan Originations and Purchases by Type
                                                  Year Ended December 31,
                                      2000        1999         1998        1997      1996
                                                     (Dollars  In Thousands)
Single Family (one to four units) $  658,808    $779,698    $594,763    $430,223    $239,866
Multi-Family............             333,466     118,622      37,720      48,033      57,414
Commercial Real Estate..              70,807      37,744         383       2,551       5,568
Commercial Business Loans             11,759       7,768       1,733           -           -
Other...................               6,170         301       2,428         444           -
  Total.................          $1,081,010    $944,133    $637,027    $481,251    $302,848

      Loans originated upon the sale of the Bank's real estate owned were $645 thousand or .06% of total originations in 2000. All of these loans were originated based on the security of multi-family properties.

      From time to time, the Bank converts loans into mortgage-backed securities for use in securitized borrowings (reverse repurchase agreements). No loans were converted into mortgage-backed securities during 2000, 1999 or 1998. Securitized loans have a lower risk weighting for regulatory risk-based capital purposes. In exchange for the enhanced credit risk associated with mortgage-backed securities, the Bank pays guarantee fees to FHLMC and/or FNMA.

     The Bank's adjustable rate loan products often provide for first year monthly payments that are lower than the fully-indexed interest and principal due. Any interest not fully paid by such lower first year payments is added to the principal balance of the loan. This causes negative amortization until payments increase to cover interest and principal repayment shortfalls. Due to negative amortization,loan-to-value ratios may increase above those calculated at the inception of the loan.

     The Bank does not normally lend in excess of 90% of the appraised collateral value on adjustable mortgage loans ("AMLs"). Where the Bank does lend in excess of 90% of the appraised value, additional fees and rates are charged. Mortgage insurance is required on loans in excess of 80% or premium rates and/or fees are charged if the mortgage insurance requirement is waived. Subsequent to the origination of a loan, the Bank may purchase private mortgage insurance with its own funds. Loans originated under this program for which there is no private mortgage insurance totaled $268.2 million at December 31, 2000 compared to $274.2 million at December 31, 1999 and $265.0 million at December 31, 1998. See "Business - Interest Rates, Terms and Fees."

Loan Composition

      Loans based on the security of single family properties (one to four units) comprise the largest category of the Bank's loan portfolio
(including mortgage-backed securities). The loan portfolio also includes loans secured by multi-family and commercial properties. At December 31, 2000, approximately 62% of the loan and mortgage-backed securities portfolio
consisted  of  first  liens  on  single   family   properties.  First liens on
multi-family properties comprised approximately 32% of the portfolio, and first liens on commercial properties represented approximately 5% of the portfolio. Commercial business loans and consumer loans represent less than 1% of the loan portfolio as of December 31, 2000.

      Multi-family and commercial real estate loans are considered more susceptible to market risk than single family loans and higher interest rates and fees are charged to borrowers for these loans. Approximately 31% of loan originations in 2000 were multi-family loans compared to 13% in 1999 and 6% in 1998. Multi-family loans originated upon the sale of REO were 0.1%, 0.4% and 1% of total loan originations during 2000, 1999 and 1998, respectively.

      The Bank has loss exposure on certain loans sold with recourse. These loans are substantially all secured by multi-family properties. Loans sold with recourse totaled $146.5 million as of December 31, 2000, $178.7 million as of December 31,1999 and $203.0 million as of December 31, 1998. Although no longer owned by the Bank, these loans are evaluated for the purposes of computing the repurchase liability and measuring risk exposure for regulatory capital. Under the Bank's current policy, it no longer enters into loans sold with recourse agreements.

      The following table sets forth the composition of the Bank's portfolio of loans and mortgage-backed securities for each of the last five years:

                                                       Loan Portfolio Composition
                                                              December 31,
                                       2000         1999          1998         1997          1996
                                                         (Dollars In Thousands)
REAL ESTATE LOANS:
 First trust deed residential loans:
  One to four units........       $ 2,158,940   $ 1,813,783   $ 1,564,392   $ 1,801,608   $ 1,621,497
  Five or more units.......         1,308,440     1,123,308     1,127,228     1,217,577     1,277,634
Residential loans..........         3,467,380     2,937,091     2,691,620     3,019,185     2,899,131
OTHER REAL ESTATE LOANS
  Commercial and industrial           217,619       183,194       181,772       196,575       210,953
  Second trust deeds.......             8,453        13,489        15,357        15,441        17,497
  Other....................                 -             -             -         6,303         2,137
    Real estate loans......         3,693,542     3,133,774     2,888,749     3,237,504     3,129,718
NON-REAL ESTATE LOANS:
  Manufactured housing.....               391           613           893         1,154         1,480
  Deposit accounts.........               576           683         1,002         1,644         1,042
  Commercial business loans            12,600         8,140         1,259             -             -
  Consumer.................             6,555           593           621           185           236
    Loans receivable.......         3,713,664     3,143,803     2,892,524     3,240,487     3,132,476
LESS:
  General valuation allowance          70,809        69,954        67,638        61,237        54,900
  Impaired loan valuation allowance     1,792         2,596         7,634         9,775        12,350
  Unrealized loan fees.....            11,779        10,706         9,031        24,311        16,757
    Net loans receivable (1)        3,629,284     3,060,547     2,808,221     3,145,164     3,048,469
FHLMC AND FNMA MORTGAGE-
   BACKED SECURITIES:
  Secured by single family dwellings  360,210       412,469       539,079       657,342       715,286
  Secured by multi-family dwellings    14,195        16,172        17,600        18,716        20,189
    Mortgage-backed securities        374,405       428,641       556,679       676,058       735,475
      TOTAL................       $ 4,003,689   $ 3,489,188   $ 3,364,900   $ 3,821,222   $ 3,783,944

(1)   Includes loans held for sale.

                                ASSET QUALITY

 Asset Quality Ratios

      The following table sets forth certain asset quality ratios of the Bank for the periods indicated:

                                                           December 31,
                                             2000       1999    1998     1997    1996
Non-performing Loans to Loans Receivable(1)    .17%     .42%     .90%     .91%    1.89%
Non-performing Assets to Total Assets(2)       .19%     .40%     .84%     .95%    1.77%
Loan Loss Allowances to Non-performing
  Loans(3)..........................       1132.19%  509.74%  242.09%  193.38%   94.27%
General Loss Allowances to Assets
  with Loss Exposure(4).............          1.81%    2.15%    2.26%    1.86%    1.73%
General Loss Allowances to Total Assets with
  Loss Exposure(5)..................          2.06%    2.41%    2.51%    2.12%    1.86%

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

     The table below details the amounts of non-performing assets by type of collateral. Also shown is the ratio of non-performing assets to total assets.

                                                                   Non-Performing Assets
                                                                        December 31,
                                2000                1999                1998               1997                 1996
                              $       %           $      %           $       %           $       %            $      %
                                                                    (Dollars In Thousands)
Real Estate Owned:
Single Family.....        $ 2,507   30.21%    $ 1,069   6.93%    $ 3,946   12.84%    $ 5,806   14.66%    $  6,840   9.32%
Multi-Family......              -     .00       1,483   9.62       1,309    4.26       4,034   10.19        7,339  10.00
Commercial and Industrial       -       -           -      -           -       -         826    2.09          673    .92
Less:  General Valuation
   Allowance......           (350)  (4.22)       (350) (2.27)       (500)  (1.63)       (500)  (1.26)        (521)  (.71)
Other.............              -       -           -      -           -       -          52     .13            -      -
Total Real Estate
 Owned............          2,157   25.99       2,202  14.28       4,755   15.47      10,218   25.81       14,331   19.53
Non-Performing Loans:
Single Family.....          5,603   67.51       9,626  62.41      12,270   39.92      16,799   42.43       25,602   34.89
Multi-Family......            662    7.98       3,995  25.90      13,005   42.31      15,785   39.86       44,754   60.98
Commercial and Industrial       -       -         225   1.46       4,040   13.14       1,533    3.87        2,223    3.03
Other.............              -       -           -      -           -       -           -       -            -       -
Less Valuation
 Allowances.......           (123)  (1.48)       (625) (4.05)     (3,332) (10.84)     (4,738) (11.97)     (13,522) (18.43)
Total Non-Performing
 Loans............          6,142   74.01      13,221  85.72      25,983   84.53      29,379   74.19       59,057   80.47
Total.............        $ 8,299  100.00%    $15,423 100.00%    $30,738  100.00%    $39,597  100.00%    $ 73,388  100.00%
Ratio of Non-Performing
 Assets To Total Assets:              .19%               .40%                .84%                .95%                1.77%

      The decrease in non-performing loans for the last several years is due to reductions in delinquent loans and non-performing loans due to continued strength in the Southern California real estate markets.

     Single family non-performing loans are primarily due to factors such as layoffs and decreased incomes. Multi-family and commercial non-performing loansare attributable primarily to factors such as declines in occupancy rates and decreased real estate values. The Bank actively monitors the status of all non-performing loans.

      Impaired loans totaled $8.8 million, $11.4 million and $17.5 million, net of related allowances of $1.8 million, $2.6 million and $7.6 million as of December 31, 2000, 1999 and 1998, respectively. See "Business - Risk Elements" for a further discussion of impaired loans.

      The Bank's modified loans result primarily from temporary modifications of principal and interest payments. Under these arrangements, loan terms are typically reduced to no less than a required monthly interest payment. Any loss of revenues under the modified terms would be immaterial to the Bank. If the borrower is unable to return to scheduled principal and interest payments at the end of the modification period, foreclosure procedures are initiated, or, in certain circumstances, the modification period is extended. As of December 31, 2000, the Bank had modified loans totaling $9.6 million, net of loan loss allowances of $1.9 million. This compares with $7.4 million and $11.0 million, net of allowances, as of December 31, 1999 and December 31, 1998, respectively. Modified loans included as impaired loans totaled $8.8 million, $6.5 million and $6.0 million, net of valuation allowances, as of December 31, 2000, 1999 and 1998, respectively. No modified loans were 90 days or more delinquent as of December 31, 2000, 1999 or 1998.

 Allowances for Loan Losses

      For an analysis of the changes in the loan loss allowances, see "Business - Risk Elements." At December 31, 2000, the general valuation allowance was $70.8 million or 1.81% of the Bank's loans with loss exposure. This compares to 2.15% at the end of 1999 and 2.26% at the end of 1998. In addition to the general valuation allowance and the allowance for impaired loans mentioned above, the Bank also maintains a repurchase liability for loans sold with recourse. This repurchase liability amounted to 8.75%, 7.18% and 6.18% of loans sold with recourse at December 31, 2000, 1999 and 1998, respectively. Management considers the current level of loss allowances adequate to cover the Bank's loss exposure at this time. However, there can be no assurance that future additions to loan loss allowances will not be required.

                        CAPITAL RESOURCES AND LIQUIDITY

Liquidity Requirements

      Federal regulations currently require a savings institution to maintain a monthly average daily balance of liquid assets (including cash, certain time deposits, bankers' acceptances and specified United States government, state or federal agency obligations) equal to at least 4% of: (i) the average daily balance of its net withdrawable accounts and short-term borrowings during the preceding calendar quarter or (ii) the ending balance of its net withdrawable accounts as of the end of the preceding calendar quarter. The liquidity requirement may be changed from time-to-time by the OTS to any amount within the range of 4% to 10% of such accounts and borrowings depending upon economic conditions and the deposit flows of member institutions. Effective December 1, 1997, the OTS reduced this liquidity requirement to 4% from 5%. The OTS also gave institutions the option of using a quarterly average calculation or an end of quarter calculation of the liquidity base and removed the requirement of maintaining a monthly average balance of short-term liquid assets equal to at least 1% of the average daily balance of its net withdrawable accounts and short term borrowings. Monetary penalties may be imposed for failure to meet these liquidity ratio requirements. The Bank's liquidity ratio for the quarter ended December 31, 2000 was 4.37%, which exceeded the applicable requirements.

 External Sources of Funds

      External  sources  of  funds  include  savings  deposits,   loan  sales,
advances  from  the  FHLBSF  and  reverse  repurchase   agreements   ("reverse
repos"). For purposes of funding asset growth, the source or sources of funds with the lowest total cost for the desired term are generally selected. The incremental source of funds used most often during 2000 and 1999 was advances from the FHLBSF.

      Deposits obtained from national brokerage firms ("brokered deposits") are considered a source of funds similar to a borrowing. In evaluating brokered deposits as a source of funds, the cost of these deposits, including commission fees, is compared to other funding sources. Brokered deposits were $381.2 million at December 31, 2000. This compares to $445.9 million at December 31, 1999 and $494.2 million at December 31, 1998.

      Deposits at retail savings offices were $1.7 billion as of December 31, 2000 compared to $1.6 billion at December 1999 and $1.5 billion at December 31, 1998. The retail deposits have increased only slightly over the last three years due to the availability of alternative investments paying higher returns to customers and intense competition for deposits by other financial institutions.

      The Bank also solicits deposits through telemarketing efforts. Telemarketing deposits are obtained by the Bank's employees via telephone, from depositors outside of the Bank's normal service areas. Telemarketing deposits decreased by 24% to $49.1 million at the end of 2000. This compares with $64.5 million at the end of 1999 and $115.6 million at the end of 1998. The level of telemarketing deposits varies based on the activity of investors, who are typically professional money managers. The availability of telemarketing deposits also varies based on the investors' perception of the Ban's creditworthiness.

      Reverse repurchase agreements are short term borrowings secured by mortgage-backed securities. These borrowings decreased 19% to $294.1 million at the end of 2000 from $363.6 million at the end of 1999 and $471.2 million at the end of 1998. Borrowings under reverse repurchase agreements have decreased over the last three years due to prepayments of the underlying collateral. The Bank has not securitized any mortgage loans for use in collateralized borrowings for several years.

      FHLB advances increased to $1.6 billion at the end of 2000 from $1.2 billion at the end of 1999 and $714 million at the end of 1998. FHLB advances increased during 2000 and 1999 because these were often the lowest cost source funds available to the Bank and this funding source was used most often to fund new loan growth.

      Loan sales were $9.5 million in 2000. This compares to $133.0 million during 1999 and $379.6 million during 1998. Loan sales decreased substantially in 2000 and 1999 due to increased interest rates on fixed rate mortgages during the second half of 1999 and during 2000, which resulted in a decrease in demand for 15-year and 30-year fixed rate loans, which are only originated by the Bank for sale.

Internal Sources of Funds

      Internal sources of funds include scheduled loan principal payments, loan payoffs, and positive cash flows from operations. Principal payments were $560.5 million in 2000 compared to $670.5 million in 1999 and $658.0 million in 1998. Principal payments include both amortization and prepayments and are a function of real estate activity and the general level of interest rates. Prepayment activity was very high in 1999 due to refinancing activity into fixed rate loans, which were available to borrowers at favorable interest rates for the first half of 1999. The decrease in prepayments during 2000 compared to 1999 is due to higher interest rates on fixed rate loans that decreased refinancing activity.


Capital Requirements

      Current OTS regulatory capital standards require that the Bank maintain tangible capital of at least 1.5% of total assets, core capital of 4.0% of total assets, and risk-based capital of 8.0% of total assets, risk-weighted. Among other things, failure to comply with these capital standards will result in restrictions on asset growth and necessitate the preparation of a capital plan, subject to regulatory approval. Generally, any institution with a risk-based capital ratio in excess of 10% and a core capital ratio greater than 5% is considered well capitalized for regulatory purposes. Institutions who maintain this capital level can take in brokered deposits at their discretion, and if they achieve a sufficient ranking on their regulatory examination, may be assessed a lower deposit insurance rate.

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

      To  be  considered  "well   capitalized"  for  purposes  of  the  prompt
corrective action requirements the Bank must maintain the capital ratios as set forth in the table below:


                                              December 31, 2000
                                              Amount          %
                                            (Dollars In Thousands)

   Core capital requirement.........        $218,236         5.00%
   Bank's core capital..............         254,974         5.84
     Excess core capital............        $ 36,738         0.84%

   Tier 1 risk-based capital requirement    $151,091         6.00%
   Bank's tier 1 risk-based capital.         254,974        10.13
     Excess tier 1 risk-based capital       $103,883         4.13%

   Risk-based capital requirement...        $251,818        10.00%
   Bank's risk-based capital........         286,937        11.39
     Excess risk-based capital......        $ 35,119         1.39%

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

      The majority of the Bank's assets are monthly adjustable rate mortgages with interest rates that fluctuate based on changes in the FHLBSF Eleventh District Cost of Funds Index ("Index"). These mortgages constitute over 85% of the loan portfolio at the end of 2000. Comparisons over the last several years show that a change in the Bank's cost of funds generally correlates with changes in the Index. The Bank does not use any futures, options or swaps in its asset-liability strategy.

      Assets and  liabilities  that are subject to  repricing  are  considered rate sensitive. The mis-match in the repricing of rate sensitive assets and liabilities is referred to as a company's "GAP." The GAP is positive if rate-sensitive assets exceed rate-sensitive liabilities. Generally, a positive GAP benefits a company during periods of increasing interest rates. The reverse is true during periods of decreasing interest rates. However, because the Index lags changes in market interest rates by three months while the Bank's short-term savings and borrowing costs adjust immediately, the Bank's net interest income initially decreases during periods of rising interest rates and increases during periods of declining interest rates.

      In order to minimize the impact of rate fluctuations on earnings, management's goal is to keep the one-year GAP at less than 20% of total assets (positive or negative). At December 31, 2000, the Company's one-year GAP was $515.3 million or 11.8% of total assets. This compares with positive GAP ratios of 2.81% and 13.0% of total assets at December 31, 1999 and December 31, 1998, respectively.

      Another measure of interest rate risk, that is required to be performed by OTS-regulated institutions, is an analysis specified by OTS Thrift
Bulletin TB-13a, "Management of Interest Rate Risk, Investment Securities, and Derivatives Activities". Under this regulation, which became effective December 1, 1998 and replaced TB-13, institutions are required to establish limits on the sensitivity of their net interest income and net portfolio value to changes in interest rates. Such changes in interest rates are defined as instantaneous and sustained movements in interest rates in 100 basis point increments. In addition, the Bank monitors the impact of the same changes in interest rates on its interest income. The following table shows the estimated impact of a parallel shift in interest rates on the Bank's portfolio value at December 31, 2000 and December 31, 1999:
                                              Percentage
            Change in Interest Rates   Change in Net Portfolio Value(1)
             (In Basis Points)            2000           1999

                   +300................    (8)%          (15)%
                   +200................    (4)%          (10)%
                   +100................    (2)%           (6)%
                 -- 100................    (2)%            2%
                 -- 200................    (4)%            5%
                 -- 300................    (2)%           13%

   (1)The percentage change represents the projected change in the net portfolio value of the Bank in a stable interest rate environment versus the net portfolio value in the various rate scenarios. The OTS defines net portfolio value as the present value of expected cash flows from existing assets minus the present value of expected cash flows from existing liabilities.

     The percentage change in net portfolio value is affected by many different factors. While the Bank's exposure to interest rate risk has not changed significantly since 1999, a combination of factors resulted in net portfolio values as of December 31, 2000 that were lower than those as of December 31, 1999. The mix of funding sources used to fund the Bank's asset growth during 2000 was different from that used during 1999. Additionally, as of December 31, 1999, certain loans within the Bank's loan portfolio had reached lifetime floors in the decreasing interest rate scenarios. However, due to higher interest rates, no floors were reached in the December 31, 2000 calculations. As a result, lower net portfolio values were calculated for December 31, 2000 compared to December 31, 2000.

      The following chart shows the interest sensitivity of the Company's assets and liabilities by repricing period at December 31, 2000 and the consolidated GAP position as a percentage of total assets at that time:

                                       INTEREST-SENSITIVITY GAP


                                                   Balances    Balances        Balances      Balances
                                                   Repricing   Repricing       Repricing     Repricing
                                      Total         Within      Within          Within         After
                                     Balance      0-3 Months  4-12 Months     1-5 Years       5 Years
                                                     (Dollars In Thousands)
Interest-Earning Assets:
  FHLB interest bearing deposits    $   15,245    $   15,245   $         -    $       -    $       -
  Investment Securities......          169,537        47,323        41,135       81,079            -
  Mortgage-backed Securities.          374,405       372,755           137          897          616
  Loans Receivable...........        3,629,284     3,200,656        27,917      296,410      104,301
     Total Interest-Earning
      Assets................        $4,188,471    $3,635,979   $    69,189    $ 378,386    $ 104,917

Interest-Bearing Liabilities:
   Demand Accounts...........       $  758,162    $  758,162   $         -    $       -    $       -
   Fixed Rate Term Certificate       1,230,826       464,787       715,862       49,362          815
   Borrowings:
     FHLB Advances...........        1,579,000       285,000       672,000      557,000       65,000
     Reverse Repurchase
            Agreements.......          294,110       118,115       175,995            -            -
     Other Borrowings........                -             -             -            -            -
           Total Interest-Bearing
           Liabilities.......       $3,862,098    $1,626,064   $ 1,563,857    $ 606,362    $  65,815

Interest-Sensitivity Gap.....       $  326,373    $2,009,915   $(1,494,668)   $(227,976)   $  39,102

Interest-Sensitivity Gap as a
  Percentage of Total Assets.                          46.04%       (34.24)%      (5.22)%       0.90%

Cumulative Interest-Sensitivity Gap               $2,009,915   $   515,247    $ 287,271    $ 326,373

Cumulative Interest-Sensitivity
  Gap as a Percentage of Total
   Assets....................                          46.04%        11.80 %       6.57 %       7.48%

The following table shows the fair value and contract terms of the Bank's interest-earning assets and interest-bearing liabilities as of December 31, 2000 categorized by type and expected maturity for each of the next five years and thereafter:

                                                       Expected  Maturity  Date  as  of December 31, (1)

                                                                                        There-        Total       Fair
                                2001       2002       2003       2004       2005         after        Balance     Value
                                                                   (Dollars In Thousands)
Interest Earning Assets
Loans Receivable:
Adjustable Rate Loans:
 Single family                 $227,327   $237,813   $221,947   $196,290   $170,288   $1,094,351   $2,148,016   $2,191,467
   Average interest rate           8.15%      8.19%      8.21%      8.21%      8.21%        8.22%        8.21%
Multi-family                     90,251     92,034     92,476     90,985     83,833      849,777    1,299,356    1,327,018
   Average interest rate           8.18%      8.20%      8.20%      8.23%      8.21%        8.22%        8.21%
Commercial  and Industrial       14,721     16,084     21,292     21,665     18,256      114,014      206,032      213,293
   Average interest rate           8.59%      8.60%      8.21%      8.77%      8.78%        8.64%        8.64%
Fixed Rate Loans:
 Single family                    1,175      1,116      1,046        891        747        3,093        8,068        8,106
   Average interest rate           8.64%      8.49%      8.39%      8.38%      8.33%        7.83%        8.21%
Multi-family                      1,143      1,403      1,496      1,373      1,549        6,960       13,924       14,175
   Average interest rate           9.15%      8.98%      8.93%      8.95%      8.84%        8.26%        8.60%
Commercial and Industrial         1,561      1,438      1,364      2,754        510        4,377       12,004       12,480
   Average interest rate           9.28%      8.92%      8.84%      8.58%      8.93%        9.09%        8.94%
Business Loans                    7,644      1,848      1,410      1,561        137            -       12,600       12,626
   Average interest rate          10.89%     10.48%     10.25%     10.25%     10.25%           -        10.67%
Consumer loans                    6,634        652         20         22         24          170        7,522        7,599
    Average interest rate         13.40%     13.33%     10.25%     10.25%     10.25%       10.25%       13.30%
Mortgage-backed
 Securities:
 Adjustable                      49,676     43,661     38,349     33,659     29,520      181,062      375,927      372,711
   Average interest rate           6.60%      6.60%      6.60%      6.60%      6.60%        6.60%        6.60%
Fixed                               348        303        263        228        197          355        1,694        1,694
    Average interest rate          8.56%      8.56%      8.56%      8.56%      8.56%        8.50%        8.55%
Investment Securities            75,880     47,328     20,033     21,315     20,736            -      185,292      184,782
Average interest rate              5.00%      5.53%      6.22%      6.22%      6.22%           -         5.54%
Total Interest-Earning

   Assets                      $476,360   $443,680   $399,696   $370,743   $325,797   $2,254,159   $4,270,435   $4,345,951
Interest-Bearing Liabilities
Deposits:
Checking Accounts            $  137,761   $      -   $      -   $      -   $      -     $      -   $  137,761   $  137,761
   Average interest rate           0.43%         -          -          -          -            -         0.43%
Savings Accounts                620,401          -          -          -          -            -      620,401      620,401
   Average interest rate           4.43%         -          -          -          -            -         4.43%
Certificate Accounts          1,180,649     32,336      9,425      3,195      4,406          815    1,230,826    1,229,886
   Average interest rate           6.17%      5.99%      5.77%      5.19%      5.44%        5.21%        6.16%
Borrowings:
 FHLB Advances                  957,000    345,000     62,000    130,000     20,000       65,000    1,579,000    1,590,817
   Average interest rate           6.58%      6.37%      6.24%      5.78%      5.83%        5.87%        6.42%
Reverse repurchase
  agreements                    294,110          -          -          -          -            -      294,110      294,435
   Average interest rate           6.65%         -          -          -          -            -         6.65%
Total Interest-Earning
   Liabilities               $3,189,921   $377,336   $ 71,425   $133,195   $ 24,406     $ 65,815   $3,862,098   $3,873,300

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

      The Company repurchased 821,500 shares of its common stock during 2000 and 3,298,150 shares of its common stock during 1999. As of February 14, 2001, there remain 889,016 shares eligible for repurchase.



                             PRICE RANGE OF COMMON STOCK

         First Quarter    Second Quarter   Third Quarter   Fourth Quarter
          High   Low      High      Low     High     Low    High    Low

2000    $16.63  $11.88  $14.56    $11.69  $23.00   $14.06  $33.13  $21.31
1999     18.00   15.56   20.00     15.31   17.81    15.00   18.50   12.81
1998     21.19   15.94   26.41     20.41   26.94    14.75   18.56   14.13
1997(1)  14.00   10.75   15.53     11.25   17.44    15.38   19.75   17.50
1996(1)   7.94    6.19    8.75      7.75    9.88     8.38   12.13    9.75

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

      Investors should carefully consider the risks in an evaluation of the Company and its common stock. The risks and uncertainties described herein are not the only ones facing the Company. Additional risks and uncertainties, including but not limited to credit, economic, competitive, governmental and financial factors affecting the Company's operations, markets, financial products, and services and other factors discussed in the Company's fillings with the Securities and Exchange Commission, may also adversely impact and impair its business. If any of these risks actually occur, the Company's business, results of operation, cash flows or financial condition would likely suffer. In such case, the trading price of the Company's common stock could decline, and an investor may lose all or part of the money paid to buy such common stock.

ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                             FIRSTFED FINANCIAL CORP. AND SUBSIDIARY
                          CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (Dollars in thousands, except share data)

                                               December 31,       December 31,
ASSETS                                             2000                1999

Cash and cash equivalents                      $   77,677           $  101,807
Investment securities, available-for-sale
  (at fair value)  (Note 2)                       136,537              151,195
Mortgage-backed securities, available-for-sale
  (at fair value)  (Notes 3 and 10)               374,405              428,641
Loans receivable, held-for-sale (fair value of
  $2,246 and $2,324) (Note 4)                       2,246                2,303
Loans receivable, net (Notes 4 and 9)           3,627,038            3,058,244
Accrued interest and dividends receivable          28,488               21,825
Real estate (Note 5)                                2,189                2,236
Office properties and equipment, net (Note 6)      10,651               11,745
Investment in Federal Home Loan Bank
 (FHLB) stock, at cost (Notes 7 and 9)             80,885               71,722
Other assets  (Note 1)                             25,126               22,333
                                               $4,365,242           $3,872,051

LIABILITIES

Deposits  (Note 8)                             $2,165,047           $2,061,357
FHLB advances (Notes 7 and 9)                   1,579,000            1,169,000
Securities sold under agreements to repurchase
  (Note 10)                                       294,110              363,635
Accrued expenses and other liabilities             59,643               46,926
                                                4,097,800            3,640,918
COMMITMENTS AND CONTINGENT LIABILITIES
  (Notes 4, 6 and 13)

STOCKHOLDERS' EQUITY   (Notes 12 and 13)
Common stock, par value $.01 per share;
 authorized 100,000,000 shares; issued 23,299,707
 and 23,269,051 shares, outstanding
 17,232,217 and 18,023,061 shares                     233                  233
Additional paid-in capital                         32,540               31,561
Retained earnings - substantially restricted      313,411              274,946
Unreleased shares to employee stock
  ownership plan                                     (841)              (1,759)
Treasury stock, at cost,
 6,067,490 and 5,245,990 shares                   (75,743)             (65,568)
Accumulated other comprehensive loss,
 net of taxes                                      (2,158)              (8,280)
                                                  267,442              231,133
                                               $4,365,242           $3,872,051

See accompanying notes to consolidated financial statements.

                         FIRSTFED FINANCIAL CORP. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE EARNINGS
                       YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                       (Dollars In Thousands, Except Per Share Data)

                                                      2000          1999         1998
Interest income:
 Interest on loans.....................             $274,720      $216,634     $238,171
 Interest on mortgage-backed securities               24,448        28,700      39,462
 Interest and dividends on investments.               15,152        14,667       12,136
    Total interest income .............              314,320       260,001      289,769
Interest expense:
  Interest on deposits (Note 8) .......              100,174        87,199       97,659
  Interest on borrowings (Notes 9 and 10)            106,331        73,832       88,832
    Total interest expense ............              206,505       161,031      186,491

Net interest income ...................              107,815        98,970      103,278
 Provision for loan losses (Note 4) ...                    -             -        7,200
Net interest income after provision for
  loan losses..............................          107,815        98,970       96,078
Other income:
  Loan servicing and other fees .......                2,804         4,204        4,152
  Gain on sale of loans................                   64         1,221        4,061
  Real estate operations, net .........                  594         3,217        1,182
  Other operating income...............                4,285         4,046        4,262
    Total other income  ...............                7,747        12,688       13,657

Non-interest expense:
  Salaries and employee benefits (Note 13)            26,444        26,664       25,811
  Occupancy (Note 6) ..................                8,031         7,859        8,493
  Advertising  ........................                1,417         1,864        1,959
  Federal deposit insurance  ..........                  538         1,236        1,241
  Other operating expense .............               11,835        11,536       11,420
    Total non-interest expense  .......               48,265        49,159       48,924

Earnings before income taxes and extraordinary item.. 67,297        62,499       60,811
Income taxes  (Note 11) ...............               28,832        27,052       26,182
Earnings before extraordinary item ....               38,465        35,447       34,629

Extraordinary item:
     Loss on early extinguishment  of debt, net of
     taxes.............................                    -        (2,195)           -
Net earnings...........................             $ 38,465      $ 33,252     $ 34,629
Other comprehensive earnings (loss)
  Unrealized gain (loss) on mortgage-backed-
  securities and securities
  available-for-sale, net of taxes.....                6,122        (7,577)        (311)
Comprehensive earnings.................             $ 44,587      $ 25,675     $ 34,318

Earnings per share  (Notes 12 and 15):
   Basic EPS before extraordinary  item             $   2.23      $   1.84     $   1.63
   Extraordinary  item.................                    -          (.11)           -
   Basic EPS after extraordinary  item.             $   2.23      $   1.73     $   1.63

   Diluted EPS before extraordinary  item           $   2.20      $   1.83     $   1.60
   Extraordinary  item.................                    -          (.12)           -
   Diluted EPS after extraordinary  item            $   2.20      $   1.71     $   1.60

 See accompanying notes to consolidated financial statements.


                                      FIRSTFED FINANCIAL CORP.  AND SUBSIDIARY
                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                              (Dollars In Thousands)

                                                                                         Accumulated
                                                                                          Other
                                                        Retained                       Comprehensive
                                                        Earnings   Unreleased               Loss
                                                         (Sub-      Shares to              Net of
                                            Additional stantially     ESOP                 Taxes
                                     Common   Paid-In  Restricted) (Notes 12   Treasury   (Notes 3
                                      Stock   Capital    (Note 12)   and 13)    Stock       and 4)   Total
Balance, December 31, 1997.            $115   $29,628   $207,065   $(1,744)   $(11,885)   $(392)   $222,787
Exercise of employee stock options        1       452          -         -           -        -         453
Net decrease in unreleased shares
 to the ESOP...............               -         -          -       911           -        -         911
Stock split in form of stock dividend
  (Note 12)................             115      (115)         -         -           -        -           -
Unrealized loss on securities
 available-for-sale, net of taxes         -         -          -         -           -     (311)       (311)
Common stock repurchased
  (100,800) shares.........               -         -          -         -      (1,469)       -      (1,469)
Net earnings 1998..........               -         -     34,629         -           -        -      34,629
Balance, December 31, 1998.             231    29,965    241,694      (833)    (13,354)    (703)    257,000

Exercise of employee stock options        2     1,098          -         -           -        -       1,100
Net increase in unreleased shares
 to the ESOP...............               -         -          -      (926)          -        -        (926)
Benefit from stock option tax
 adjustment................               -       498          -         -           -        -         498
Unrealized loss on securities
 available-for-sale, net of taxes         -         -          -         -           -   (7,577)     (7,577)
Common stock repurchased
  (3,298,150) shares.......               -         -          -         -     (52,214)       -     (52,214)
Net earnings 1999..........               -         -     33,252         -           -        -      33,252
Balance, December 31, 1999.             233    31,561    274,946    (1,759)    (65,568)  (8,280)    231,133

Exercise of employee stock options        -       793          -         -           -        -         793
Net decrease in unreleased shares
 to the ESOP...............               -       186          -       918           -        -       1,104
Benefit from stock option tax
 adjustment................               -         -          -         -           -        -           -
Unrealized gain on securities
 available-for-sale, net of taxes         -         -          -         -           -    6,122       6,122
Common stock repurchased
  (821,500) shares.........               -         -          -         -     (10,175)       -     (10,175)
Net earnings 2000..........               -         -     38,465         -           -        -      38,465
Balance, December 31, 2000.            $233   $32,540   $313,411    $ (841)   $(75,743) $(2,158)   $267,442

See accompanying notes to consolidated financial statements.


                         FIRSTFED FINANCIAL CORP.  AND SUBSIDIARY
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                       YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                  (Dollars In Thousands)
                                                         2000        1999        1998
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings........................                   $ 38,465    $ 33,252    $ 34,629
Adjustments to reconcile net earnings to
 net cash provided by operating activities:
  Net change in loans held-for-sale.                         57      14,147      23,932
  Depreciation and amortization.....                      1,874       2,193         981
  Provision for losses on loans.....                          -           -       7,200
  Provision (benefit) for losses on real estate owned         -         (54)        572
  Valuation adjustments on real estate sold                (491)     (2,542)     (6,591)
  Amortization of fees and discounts                      1,703        (597)     (1,549)
  Decrease in servicing asset.......                        905         318       2,059
  Change in deferred taxes..........                       (323)     (1,643)     (6,988)
  Decrease in tax interest accrual..                       (350)       (150)       (881)
  (Increase) decrease in interest and dividends
   receivable.......................                     (6,663)      1,651       3,514
  Increase (decrease) in interest payable                11,298      (6,819)      2,775
  Amortization of goodwill..........                      1,964         452         565
  Increase in other assets..........                     (5,179)     (2,767)     (5,158)
  Increase (decrease) in accrued expenses and
   other liabilities................                        675      (2,074)      2,487
   Total  adjustments...............                      5,470       2,115      22,918
    Net cash and cash equivalents
       provided by operating activities                  43,935      35,367      57,547

CASH FLOWS FROM INVESTING ACTIVITIES:
Loans made to customers and principal collections
 on loans...........................                   (434,026)   (149,842)    288,360
Loans repurchased under recourse arrangements              (240)     (1,242)     (1,765)
Loans purchased.....................                    (14,077)   (121,522)          -
Proceeds from sales of real estate owned                  5,290      15,980      29,150
Proceeds from maturities and principal payments
 of investment securities available-for-sale             20,589       6,809      23,892
Principal reductions of mortgage-backed
 securities available-for-sale......                     62,332     117,440     118,801
Purchases of investment securities
 available-for-sale.................                     (3,547)    (96,300)    (39,061)
Redemption (purchase) of FHLB stock.                     (4,079)      4,823           -
Other...............................                     (1,205)     (5,536)      1,104
Net cash from acquisitions..........                     32,866           -           -
        Net cash and cash equivalents
           provided (used) by investing activities     (336,097)   (229,390)    420,481

  CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits.                    (64,767)    (74,552)    192,262
Net increase (decrease) in short term borrowings        340,475     347,463    (706,498)
Repayment of long-term borrowings...                          -     (50,000)          -
Purchases of treasury stock.........                    (10,175)    (52,214)     (1,469)
Other...............................                      2,499      (1,147)        822
    Net cash and cash equivalents
       provided (used) by financing activities          268,032     169,550    (514,883)
Net decrease in cash and cash
 equivalents........................                    (24,130)    (24,473)    (36,855)
Cash and cash equivalents at beginning of year          101,807     126,280     163,135
Cash and cash equivalents at end of year               $ 77,677   $ 101,807   $ 126,280

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

      The preparation of the Company's financial statements in conformity with Generally Accepted Accounting Principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported operations of the Company for the periods presented. Actual results may differ from those estimates calculated by management.

 Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its subsidiary, the Bank. The Bank maintains 25 full-service savings branches in Southern California. The Bank's primary business consists of attracting retail deposits from the general public and originating loans secured by mortgages on residential real estate. All significant inter-company balances and transactions have been eliminated in consolidation. Certain items in the 1998 and 1999, consolidated financial statements have been reclassified to conform to the 2000 presentation.

Statement of Cash Flows

      For purposes of reporting cash flows, cash and cash equivalents include cash, overnight investments and securities purchased under agreements to resell with maturities within 90 days of the date of purchase.

Financial Instruments

      GAAP   requires   the   disclosure   of  the  fair  value  of  financial
instruments,   whether  or  not  recognized  on  the  Statement  of  Financial
Condition, whenever it is practicable to estimate the value. A significant portion of the Bank's assets and liabilities are financial instruments as defined under GAAP. Fair values, estimates and assumptions are set forth in
Note 16, Fair Value of Financial Instruments.

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

 Concentrations of Credit Risk

      Concentrations of credit risk would exist for groups of borrowers when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. The ability of the Bank's borrowers to repay their commitments is contingent on several factors, including the economic condition in the borrowers' geographic area and the individual financial condition of the borrowers. The Company generally requires collateral or other security to support borrower commitments on loans receivable. This collateral may take several forms. Generally, on the Bank's mortgage loans, the collateral will be the underlying mortgaged property. The Bank's lending activities are primarily concentrated in Southern California. The Bank does not have significant exposure to any individual customer.

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

      The Bank classifies all of its investments and mortgage-backed securities as "available-for-sale" based upon a determination that such securities might be sold at a future date or that there may be foreseeable circumstances under which the Bank would sell such securities.

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

      The Bank classifies all of its investments and mortgage-backed securities as "available-for-sale" based upon a determination that such securities might be sold at a future date or that there may be foreseeable circumstances under which the Bank would sell such securities.

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

      The Bank did not hold any trading securities at December 31, 2000 or 1999.

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

Non-Accrual Loans

      The Bank establishes allowances for delinquent interest equal to the amount of accrued interest on all loans 90 days or more past due or in foreclosure. This practice effectively places such loans on non-accrual status for financial reporting purposes. Loans are returned to accrual status only when the ultimate collectibility of current interest is no longer in doubt.

Allowances for Loan Losses

      The Bank maintains a general valuation allowance for loan losses for the inherent risk in the loan portfolio which has yet to be specifically identified. The allowance is not allocated to any specific loan. The allowance is maintained at an amount that management believes adequate to cover estimable and probable loan losses based on a risk analysis of the current portfolio. Additionally, management performs periodic reviews of the loan portfolio to identify potential problems and to establish impairment allowances if losses are expected to be incurred. Additions to the allowances are charged to earnings. The regulatory agencies periodically review the allowances for loan losses and may require the Bank to adjust the allowances based on information available to them at the time of their examination.

      General allowances are provided for all loans, regardless of any specific allowances provided. The determination of the Bank's general allowance for loan losses is based on estimates that are affected by changes in the regional or national economy and market conditions. The
Bank's management believes, based on economic and market conditions, that the general allowance for loan losses is adequate as of December 31, 2000 and 1999. Should there be an economic or market downturn or if market interest rates increase significantly, the Bank could experience a material increase in the level of loan defaults and charge-offs.

Loan Origination Fees and Costs

      Loan origination fees and certain direct loan origination costs are deferred and recognized over the lives of the related loans as an adjustment of loan yields using the interest method. When a loan is repaid or sold, any unamortized net deferred fee balance is credited to income.

 Gain or Loss on Sale of Loans

      The Bank primarily sells its mortgage loans on a servicing released basis and recognizes cash gains or losses immediately in its Statement of Operations and Comprehensive Earnings. The Bank has previously sold mortgage loans and loan participation's on a servicing retained basis with yield rates to the buyer based upon the current market rates which may differ from the contractual rate of the loans sold. Under GAAP, servicing assets or liabilities and other retained interests are required to be recorded as an allocation of the carrying amount of the loans sold based on the estimated relative fair values of the loans sold and any retained interests, less liabilities incurred. Servicing assets are evaluated for impairment based on the asset's fair value. The Bank estimates fair values by discounting servicing assets cash flows using discount and prepayment rates that it believes market participants would use. The Bank had no such activity in 2000, 1999 and 1998.

      Servicing assets arising from the sale of loans are included in other assets and were $1,462,000 and $2,367,000 at December 31, 2000 and 1999,
respectively. No additional servicing assets were recorded in 2000, 1999 and 1998.

Goodwill

      Loans acquired and deposits assumed in connection with branch acquisitions are accounted for under the purchase method of accounting. Assets and liabilities are recorded at their fair values as of the date of the acquisition and the excess cost over fair values of the assets and liabilities is classified as goodwill and is being amortized over a period of 7 years on a straight-line basis. At December 31, 2000, goodwill totaled $9.3 million and had a weighted average remaining life of 6 years.

Real Estate

      The Bank's real estate acquired in settlement of loans ("REO") consists of property acquired through foreclosure proceedings or by deed in lieu of foreclosure. Generally, all loans greater than 60 days delinquent are placed into foreclosure and, if necessary, a valuation allowance is established. The Bank acquires title to the property in most foreclosure actions that are not reinstated by the borrower. Once real estate is acquired in settlement of a loan, the property is recorded as REO at fair market value, less estimated selling costs. The REO balance is adjusted for any subsequent declines in fair value through a valuation allowance.

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

Securities Sold Under Agreements to Repurchase

      The Company enters into sales of securities under agreements to repurchase ("reverse repurchase agreements"). Reverse repurchase agreements are treated as financing arrangements and, accordingly, the obligations to repurchase the securities sold are reflected as liabilities in the consolidated financial statements. The mortgage-backed securities collateralizing reverse repurchase agreements are delivered to several major brokerage firms who arranged the transactions. These securities are reflected as assets in the Company's consolidated financial statements. The brokerage firms may loan such securities to other parties in the normal course of their operations and agree to return the identical securities to the Company at the maturity of the agreements.

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

Cash Flows

      Cash and cash equivalents include short-term, highly liquid investments that generally have an original maturity date of three months or less. Non-cash investing transactions during 2000 include the acquisition of $125,171,000 of loans and the assumption of $168,457,000 in deposits and the recognition of $10,420,000 of intangible assets. A net total of $32,866,000 in cash was received related to the acquisition of certain branches.

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

Segment Information and Disclosures

      GAAP establishes standards to report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim reports to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company manages its business as one segment.

Recent Accounting Pronouncements

      In June of 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires recognition of all derivatives as either assets or liabilities in the statement of financial condition and the measurement of those instruments at fair value. Recognition of changes in fair value will be recognized into income or as a component of other comprehensive income depending upon the type of the derivative and its related hedge, if any. As amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 133 is effective for all fiscal quarter of all fiscal years beginning after June 15, 2000. The implementation of this Statement has not had a material impact on the Company's financial position or results of operations.

      SFAS No. 140,  "Accounting  for  Transfers  and  Servicing  of Financial
Assets and Extinguishments of Liabilities," establishes accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. SFAS No. 140 requires a debtor to (a) reclassify financial assets pledged as collateral and report those assets in its statement of financial condition separately from other assets no so encumbered if the secured party has the right by contract or custom to sell or repledge the collateral and (b) disclose assets pledged as collateral that have not been reclassified and separately reported in the statement of financial condition. This statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Disclosures about securitizations and collateral accepted need not be reported for periods on or before December 15, 2000, for which financial statements are presented for comparative purposes. On December 31, 2000, the Company implemented this statement without a material impact on the Company.

2)  Investment Securities

      The amounts advanced under agreements to resell securities (repurchase agreements) represent short-term investments. During the agreement period the securities are maintained by the dealer under a written custodial agreement that explicitly recognizes the Bank's interest in the securities. The Bank had $33,000,000 and $67,000,000 in agreements to resell securities at December 31, 2000 and 1999, respectively, which are classified as cash and cash equivalents in the accompanying Consolidated Statements of Financial Condition. Securities purchased under agreements to resell averaged $5,333,000 and $76,705,000 during 2000 and 1999, and the maximum amounts outstanding at any month end during 2000 and 1999 were $33,000,000 and $252,000,000 respectively.

      The Bank also had overnight deposits on hand with the Federal Home Loan Bank of San Francisco which totaled $15,245,000 and $8,938,000, respectively, as of December 31, 2000 and December 31, 1999.

      Investment securities, available-for-sale, are recorded at fair value and summarized below for the periods indicated:
                                                 2000
                                           Gross      Gross
                             Historical Unrealized  Unrealized   Fair
                               Cost       Gains      Losses      Value
                                         (Dollars In Thousands)
United States Government
  and federal agency
  obligations...........     $ 38,485    $  3      $ (424)     $ 38,064
Collateralized
  Mortgage Obligations..       98,562     254        (343)       98,473
                             $137,047    $257      $ (767)     $136,537

                                               1999
                                              Gross     Gross
                               Historical Unrealized  Unrealized  Fair
                                 Cost       Gains       Losses    Value
                                          (Dollars In Thousands)
United States Government
  and federal agency
  obligations...........     $ 38,467    $  1     $  (647)      $ 37,821
Collateralized
  Mortgage Obligations..      115,704       -      (2,330)       113,374
                             $154,171    $  1     $(2,977)      $151,195

      Related maturity data for U.S. government and agency securities, available-for-sale, is summarized below for the period indicated:
                                                  2000
                                             Gross     Gross
                             Historical  Unrealized  Unrealized   Fair
                                Cost        Gains      Losses     Value
                                      (Dollars In Thousands)
Maturing within 1 year..     $ 10,000    $  -     $   (16)      $  9,984
Maturing 1 to 5 years...       28,485       3        (408)        28,080
                             $ 38,485    $  3     $  (424)      $ 38,064

     Collateralized Mortgage Obligations as of December 31, 2000 all have expected maturities within five years. There were no sales of investment securities during 2000, 1999 or 1998. Accrued interest on investments was $1,257,000 and $1,215,000 at December 31, 2000 and 1999, respectively.

(3)  Mortgage-backed Securities

      Mortgage-backed securities, available-for-sale, are due through the year 2035 and are summarized below for the periods indicated:

                                                  2000
                                             Gross     Gross
                               Historical Unrealized Unrealized      Fair
                                 Cost     Gains        Losses       Value
                                          (Dollars In Thousands)

         FNMA...........      $  14,234    $ 17     $    (99)    $  14,152
         FHLMC..........        363,386      21       (3,154)      360,253
         Total..........      $ 377,620    $ 38     $ (3,253)    $ 374,405



                                                 1999
                                            Gross       Gross
                               Historical Unrealized Unrealized    Fair
                                 Cost        Gains     Losses      Value
                                           (Dollars In Thousands)

         FNMA...........      $  16,601    $ 10     $   (390)    $  16,221
         FHLMC..........        423,351      21      (10,952)      412,420
         Total..........      $ 439,952    $ 31     $(11,342)    $ 428,641


      There were no mortgage-backed securities created with loans originated by the Bank in 2000, 1999 or 1998. There were no sales of mortgage-backed securities during 2000, 1999 or 1998.

      Accrued  interest  receivable  related  to  mortgage-backed   securities
outstanding at December 31, 2000 and 1999 totaled $4,945,000 and $4,135,000 respectively.

(4)  Loans Receivable

      Loans receivable are summarized as follows:
                                                2000         1999
                                              (Dollars In Thousands)
Real estate loans:
  First trust deed residential loans:
    One to four units..........             $2,158,940   $1,813,783
    Five or more units.........              1,308,440    1,123,308
    Residential loans..........              3,467,380    2,937,091
  Other real estate loans:
    Commercial and industrial..                217,619      183,194
    Second trust deeds.........                  8,543       13,489
 Real estate loans.............              3,693,542    3,133,774
Non-real estate loans:
  Manufactured housing.........                    391          613
  Deposit accounts.............                    576          683
  Business banking loans.......                 12,600        8,140
  Consumer.....................                  6,555          593
      Loans receivable.........              3,713,664    3,143,803
Less:
  General loan valuation allowance              70,809       69,954
  Valuation allowances for impaired loans        1,792        2,596
  Unearned loan fees...........                 11,779       10,706
      Subtotal.................              3,629,284    3,060,547
Less:
  Loans held-for-sale..........                  2,246        2,303
      Loans receivable, net....             $3,627,038   $3,058,244

      Loans  serviced  for  others  totaled  $322,315,000,   $377,661,000  and
$424,908,000 at December 31, 2000, 1999 and 1998, respectively.

      The Bank had outstanding commitments to fund $150,276,000 in real estate loans at December 31,2000. Of this total, $140,007,000 had variable interest rates and $10,269,000 had fixed interest rates. The Bank had outstanding commitments to sell real estate loans of $2,091,000 at December 31, 2000.

      Accrued interest receivable related to loans outstanding at December 31, 2000 and 1999 totaled $21,619,000 and $16,220,000, respectively.

      Loans delinquent greater than 90 days or in foreclosure were $6,265,000 and $13,846,000 at December 31, 2000 and 1999, respectively, and the related allowances for delinquent interest were $511,000 and $720,000 respectively.

      Loans originated upon the sale of real estate totaled $645,000, $4,792,000 and $9,966,000 during 2000, 1999 and 1998, respectively.

      See Note 9 for loans that were pledged as security for borrowings.

     The following is a summary of the activity in general loan valuation allowances and impaired valuation allowances for the periods indicated:

                                                  General    Impaired
                                                 Valuation  Valuation
                                                 Allowance  Allowance Total
                                                   (Dollars In Thousands)

      Balance at December 31, 1997 .............  $61,237  $ 9,775  $71,012
      Provision for loan losses.................    6,560      640    7,200
      Charge-offs...............................   (3,208)  (2,781)  (5,989)
      Recoveries................................    3,049        -    3,049
      Balance at December 31, 1998..............   67,638    7,634   75,272
      Charge-off................................   (1,362)  (5,038)  (6,400)
      Recoveries................................    3,678        -    3,678
      Balance at December 31, 1999..............   69,954    2,596   72,550
      Charge-offs...............................   (1,443)    (804)  (2,247)
      Recoveries................................    2,298        -    2,298
      Balance at December 31, 2000..............  $70,809  $ 1,792  $72,601


      The Bank has loss exposure on certain loans sold with recourse. The dollar amount of loans sold with recourse totaled $146,537,000 and
$178,723,000 at December 31, 2000 and 1999, respectively. The maximum potential recourse liability totaled $32,177,000 and $33,674,000 at December 31, 2000 and December 31, 1999, respectively.

      The Bank maintains a repurchase liability for loans sold with recourse. This liability is included in accrued expenses and other liabilities in the Consolidated Statements of Financial Condition. The following is a summary of the activity in the repurchase liability for the periods indicated (dollars in thousands):


            Balance at December 31, 1997..............   $13,029
            Charge-offs, net of recoveries.                 (483)
            Balance at December 31, 1998..............    12,546
            Recoveries, net of charge-offs............       278
            Balance at December 31, 1999..............    12,824
            Recoveries, net of charge-offs............         -
            Balance at December 31, 2000..............   $12,824

      The following is a summary of impaired loans, net of valuation allowances for impairment, for the periods indicated:
                                                     2000         1999
                                                   (Dollars In Thousands)

      Non-accrual loans.........................   $     -      $ 2,079
      Modified loans............................     8,770        6,534
      Other impaired loans.....................          -        2,820
                                                   $ 8,770      $11,433

      The Bank considers a loan to be impaired when management believes that it is probable that the Bank will be unable to collect all amounts due under the contractual terms of the loan. Estimated impairment losses are included in the Bank's impairment allowances. At December 31, 2000, the total recorded amount of loans for which impairment had been recognized in accordance with SFAS No. 114 was $8,770,000 (after deducting $1,792,000 of impairment allowances attributable to such loans). The Bank's impaired non-accrual loans consist of single family loans with an outstanding principal amount greater than or equal to $500,000 and multi-family loans with an outstanding principal amount greater than or equal to $750,000.

      As of December 2000 and December 1999, impaired loans totaling $5,075,000 and $3,944,000, respectively, had no valuation allowances established. All impaired loans as of December 31, 1998 had valuation allowances established.

      The average recorded investment in impaired loans during the years ended December 31, 2000, 1999 and 1998 was $8,784,000, $11,448,000 and
$17,546,000 respectively. The amount of interest income recognized for impaired loans during the years ended December 31, 2000, 1999 and 1998 was $706,000, $1,045,000, and $1,289,000 respectively, under the cash basis method of accounting. Interest income recognized under the accrual basis method of accounting for the years ended December 31, 2000, 1999 and 1998 totaled $712,000, $997,000 and $1,287,000, respectively. There were no commitments to lend additional funds to borrowers whose loan terms have been modified.



(5) Real Estate

      Real estate consists of the following:

                                                         2000       1999
                                                      (Dollars In Thousands)
      Real estate acquired by
      (or deed in lieu of) foreclosure ("REO")..     $  2,507     $  2,552
      Valuation allowance.......................         (350)       (350)
                                                        2,157        2,202
      Real estate held-for-investment...........           32           34
        Real estate, net........................     $  2,189     $  2,236

      Listed below is a summary of the activity in the general valuation allowance for real estate owned for the periods indicated (dollars in thousands):

      Balance at December 31, 1997..............   $  500
      Provision for losses on REO...............      572
      Charge-offs...............................     (572)
      Balance at December 31, 1998..............      500
      Provision for losses on REO...............      (54)
      Charge-offs...............................      (96)
      Balance at December 31, 1999..............      350
      Provision for losses on REO...............        -
      Charge-offs...............................        -
      Balance at December 31, 2000..............   $  350

The following table summarizes real estate operations, net:

                                                     For the Years Ended
                                                        December 31,
                                              2000          1999         1998
                                                     (Dollars In Thousands)
Net income (loss) from operations:
 Gain on sales of REO...............          $ 949       $ 3,852      $ 3,320
 Other REO operations...............           (355)         (635)      (2,138)
    Real estate operations, net ....          $ 594       $ 3,217      $ 1,182


      The  Bank  acquired  $5,050,000,  $10,831,000  and  $17,096,000  of real estate in settlement of loans during 2000, 1999 and 1998, respectively.

(6) Office Properties, Equipment and Lease Commitments

      Office properties and equipment, at cost, less accumulated depreciation and amortization, are summarized as follows:
                                                       2000        1999
                                                    (Dollars In Thousands)

      Land......................................     $ 3,061    $  3,061
      Office buildings..........................       4,603       4,592
      Furniture, fixtures and equipment.........      15,129      15,089
      Leasehold improvements....................      10,076       9,495
      Other.....................................          56          56
                                                      32,925      32,293
      Less accumulated depreciation and amortization  22,274      20,548
                                                     $10,651    $ 11,745



The Bank is obligated under non-cancelable operating leases for periods ranging from five to thirty years. The leases are for certain of the Bank's office facilities. Approximately half of the leases for office facilities contain five and ten year renewal options. Minimum rental commitments at December 31, 2000 under all non-cancelable leases are as follows (dollars in thousands):


                        2001................................   $  4,057
                        2002................................      3,956
                        2003................................      3,760
                        2004................................      3,334
                        2005................................      3,124
                        Thereafter..........................      8,750
                                                                $26,981

      Rent payments under these leases were $4,278,000, $4,055,000 and $4,325,000 for 2000, 1999 and 1998, respectively. Certain leases require the Bank to pay property taxes and insurance. Additionally, certain leases have rent escalation clauses based on specified indices.

(7) Federal Home Loan Bank Stock

      The Bank's investment in FHLB stock at December 31, 2000 and 1999 was $80,885,000 and $71,722,000, respectively. The FHLB provides a central credit facility for member institutions. As a member of the FHLB system, the Bank is required to own capital stock in the FHLBSF in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid home loans, home purchase contracts and similar obligations at the end of each calendar year, assuming for such purposes that at least 30% of its assets were home mortgage loans, or 5% of its advances (borrowings) from the FHLBSF. The Bank was in compliance with this requirement at December 31, 2000. The Bank's investment in FHLB stock was pledged as collateral for advances from the FHLB at December 31, 2000 and 1999. The fair value of the Bank's FHLB stock approximates book value due to the Bank's ability to redeem such stock with the FHLB at par value. Accrued dividends on FHLB stock totaled $1,178,000 and $975,000 as of December 31, 2000 and December 31, 1999, respectively.


(8)  Deposits

      Deposit account balances are summarized as follows:

                                                     2000             1999
                                                 Amount   %      Amount     %
                                                     (Dollars In Thousands)
Variable rate non-term accounts:
  Money market deposit accounts (weighted
   average rate of 4.79% and 4.34%)          $  537,475   25%  $  446,771   22%
  Interest-bearing checking accounts
   (weighted average rate of 1.22% and
   1.06%)..........................             140,151    6      111,366    5
  Passbook accounts (weighted average
   rate of 2.00% and 2.00%)........              80,536    4       78,547    4
  Non-interest bearing checking accounts        176,059    8      144,310    7
                                                934,221   43      780,994   38
Fixed-rate term certificate accounts:
  Under six-month term (weighted average
   rate of 5.26% and 5.21%)........              61,954    3      113,324    5
  Six-month term (weighted average rate of
   6.41% and 5.68%)................             282,922   13      322,696   16
  Nine-month term (weighted average rate of
   6.74% and 5.73%)................             240,598   11      250,460   12
  One year to 18 month term (weighted
   average rate of 6.11% and 4.99%)             367,603   17      284,464   14
  Two year or 30 month term (weighted
    average rate of 5.83% and 5.13%)             31,685    2       19,081    1
  Over 30-month term (weighted average rate
    of 5.49% and 5.33%)............              31,088    1       36,529    2
  Negotiable certificates of $100,000 and
   greater, 30 day to one year terms (weighted
   average rate of 6.19% and 5.20%)             214,976   10      253,809   12
                                              1,230,826   57    1,280,363   62
   Total Deposits (weighted average rate of
     4.90% and 4.42%)..............          $2,165,047  100%  $2,061,357  100%

      Certificates of deposit, placed through five major national brokerage firms, totaled $381,196,000 and $445,945,000 at December 31, 2000 and 1999,
respectively.

      Cash payments for interest on deposits (including interest credited) totaled $97,624,000, $90,604,000 and $93,793,000 during 2000, 1999 and 1998, respectively. Accrued interest on deposits at December 31, 2000 and 1999 totaled $10,834,000 and $8,284,000, respectively, and is included in accrued expenses and other liabilities in the accompanying Consolidated Statements of Financial Condition.

      The following table indicates the maturities and weighted average interest rates of the Bank's deposits at December 31, 2000:

                      Non-Term                                            There-
                      Accounts    2001        2002     2003      2004      after     Total
                                             (Dollars In Thousands)
Deposits at
 December 31, 2000   $934,221   $1,180,649   $32,336   $9,425   $3,195   $ 5,221   $2,165,047
Weighted average
 interest rates..        3.11%        6.27%     5.99%    5.77%    5.19%     5.40%        4.90%


      Interest expense on deposits is summarized as follows:

                                                For the Years Ended
                                               2000        1999         1998
                                                 (Dollars In Thousands)

      Passbook accounts.............        $  1,611    $  1,618     $  2,050
      Money market deposits and
       interest-bearing checking accounts     24,709      17,035        9,308
      Certificate accounts..........          73,854      68,546       86,301
                                            $100,174    $ 87,199     $ 97,659

(9)  Federal Home Loan Bank Advances

      Federal Home Loan Bank (FHLB) advances consist of the following:

                                                            2000        1999
                                                         (Dollars In Thousands)
      Advances from the FHLB of San Francisco with a
      weighted average interest rate of 6.42% and 5.91%,
      respectively, secured by FHLB stock and certain
      real estate loans with unpaid principal balances of
      approximately $3.1 billion at December 31, 2000,
      advances mature through 2010........               $1,579,000  $1,169,000
                                                         $1,579,000  $1,169,000

      At December 31, 2000 and 1999, accrued interest payable on FHLB advances totaled $8,687,000 and $706,000, respectively, which is included in accrued expenses and other liabilities in the accompanying Consolidated Statements of Financial Condition.

      The Bank has a credit facility with the FHLB in the form of FHLB advances and letters of credit which allow borrowings up to 50% of the Bank's assets , as computed for regulatory purposes, or approximately $2,181,000,000 at December 31, 2000 with terms up to 30 years.

      The Company  redeemed  its $50,000,000   senior  unsecured  11.75% notes
with  premium and related  costs  totaling  $2,195,000,  net  of  taxes during
1999.   The  premium  is   disclosed  as  an   extraordinary   item   in   the
accompanying Consolidated  Statements of Operations and Comprehensive Earnings.

      The   following  is  a summary of FHLB  advance  maturities  at December
31, 2000 (dollars in thousands):

                        2001...................$  957,000
                        2002...................   345,000
                        2003...................    62,000
                        2004...................   130,000
                        2005...................    20,000
                        2006...................    30,000
                        2008...................    10,000
                        2009...................     5,000
                        2010...................    20,000
                                               $1,579,000

      Cash   payments  for   interest   on   borrowings   (including   reverse
repurchase  agreements)  totaled   $77,621,000 ,  $77,372,000 and $101,757,000
during 2000, 1999 and 1998, respectively.

      Interest expense on borrowings is comprised of the following for the years indicated:


                                             Year Ended December 31,
                                            2000       1999       1998
                                                 (Dollars In Thousands)
        FHLB Advances...............      $ 85,603   $48,077     $ 53,116
        Reverse Repurchase Agreements       21,041    20,396       29,915
       10 Year Senior Unsecured Notes            -     5,459        5,875
        Other.......................          (313)     (100)         (74)
                                          $106,331   $73,832     $ 88,832

      Other interest expense in 2000, 1999 and 1998 includes the reversal of accrued interest due to the IRS. See Note 11.

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

      At December 31, 2000, $294,110,000 in reverse repurchase agreements were collateralized by mortgage-backed securities with principal balances totaling $311,840,000 and fair values totaling $308,836,000. At December 31, 1999, $363,635,000 in reverse repurchase agreements were
collateralized  by   mortgage-backed   securities  with  principal  balances
totaling $397,003,000 and fair values totaling $386,732,000.

      The weighted  average  interest  rates for   borrowings  under  reverse
repurchase agreements were 6.65% and 5.76%, respectively , as of December 31, 2000 and December 31, 1999.

      Securities sold under agreements to repurchase averaged $326,004,000 and $390,691,000 during 2000 and 1999, respectively, and the maximum amounts outstanding at any month-end during 2000 and 1999 were $355,995,000 and $469,655,000 respectively.


      The following is a summary of maturities at December 31, 2000 (dollars in thousands):

                        Up to 30 days...........     $ 28,180
                        30 to 90 days...........       89,935
                        Over 90 to 182 days.....      175,995
                                                     $294,110

      Accrued interest on securities sold under agreements to repurchase which is included in accrued expenses and other liabilities in the accompanying Consolidated Statements of Financial Condition was $4,326,000 and $3,561,000 at December 31, 2000 and 1999, respectively.


(11)  Income Taxes

      Income taxes (benefit) consist of the following:

                                           2000         1999        1998
                                               (Dollars In Thousands)
      Current:
        Federal.....................     $20,764       $20,093     $24,936
        State.......................       8,391         8,602       8,234
                                          29,155        28,695      33,170
      Deferred:
        Federal.....................         722          (456)     (5,812)
        State.......................      (1,045)       (1,187)     (1,176)
                                            (323)       (1,643)     (6,988)
      Total:
        Federal.....................      21,486        19,637      19,124
        State.......................       7,346         7,415       7,058
                                         $28,832       $27,052     $26,182

      A reconciliation of the statutory federal corporate income tax rate to the Company's effective income tax rate follows:

                                                    2000     1999     1998

      Statutory federal income tax rate             35.0%    35.0%    35.0%
      Increase in taxes resulting from:
        State franchise tax, net of federal income
         tax benefit...................              7.3      7.7      7.5
        Core deposit intangibles.......              0.3      0.1      0.1
         Other, net....................              0.2      0.5      0.5
          Effective rate...............             42.8%    43.3%    43.1%


      Cash payments for income taxes totaled $28,300,000, $29,609,000, and $31,762,000 during 2000 , 1999, and 1998, respectively. The Company received cash refunds totaling $667,000 and $48,000 during 2000 and 1998, respectively. No refunds were received during 1999.

      Current   income   taxes  payable at  December  31, 2000 were  $530,000
compared to current tax receivables at December 31, 1999 and December 31, 1998 of $325,000 and $98,000, respectively.

      Listed below are the significant components of the net deferred tax (asset) and liability:

                                                        2000       1999
                                                   (Dollars In Thousands)
Components of the deferred tax asset:
  Bad debts...............................           $ (36,840)  $ (35,371)
  Pension expense.........................              (3,886)     (3,640)
  State taxes.............................              (3,021)     (3,516)
  IRS interest accrual....................                   -        (160)
 Tax effect of unrealized loss on
   securities available-for-sale..........              (1,567)     (6,007)
  Other...................................              (2,339)     (1,857)
    Total deferred tax asset..............             (47,653)    (50,551)
Components of the deferred tax liability:
  Loan fees...............................              14,581      15,380
  Loan sales..............................                 639       1,041
  FHLB stock dividends....................              18,049      16,011
  Other...................................               2,956       2,573
    Total deferred tax liability..........              36,225      35,005
Net deferred tax asset....................           $ (11,428)  $ (15,546)



      The Company provides for recognition and measurement of deductible temporary differences to the extent that it is more likely than not that the deferred tax asset will be realized. The Company did not have a valuation allowance for the deferred tax asset at December 31, 2000 and 1999, as it is more likely than not that the deferred tax asset will be realized through loss carrybacks and the timing of future reversals of existing temporary differences.

      The Internal Revenue Service ("IRS") has examined the Company's consolidated federal income tax returns for tax years up to and including 1992. The adjustments proposed by the IRS were primarily related to temporary differences as to the recognition of certain taxable income and expense items. While the Company had provided for deferred taxes for federal and state purposes, the change in the period of recognition of certain income and expense items resulted in interest due to the IRS and Franchise Tax Board ("FTB"). During 1998, the Company paid $598,000 in interest to the IRS and FTB and reversed an interest accrual of $300,000. The Company reversed interest accruals totaling $350,000 and $150,000 during 2000 and 1999, respectively. There was no balance of accrued interest payable for amended returns as of December 31, 2000.

      The Bank is required to use the specific charge-off method of accounting for debts for all periods beginning after 1995. Prior to that date, the Bank used the reserve method of accounting for bad debts. The Consolidated Statements of Financial Condition at December 31, 2000 and 1999 do not include a liability of $5,356,000 related to the adjusted base year bad debt reserve. This reserve was created when the Bank was on the reserve method.

(12) Stockholders' Equity and Earnings Per Share

      The Company's stock charter authorizes 5,000,000 shares of serial preferred stock. As of December 31, 2000 no preferred shares had been issued.

      The Company's  Board of Directors  declared a  two-for-one  stock split
on  June  25,  1998  to   stockholders  of  record  on  July  15,  1998.  The
additional shares were distributed on July 30, 1998.

      The following is the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years indicated:

                              For the  Year Ended            For the Year Ended                For the Year Ended
                               December 31, 2000              December 31, 1999                 December 31, 1998
                                                 Per                             Per                              Per
                       Earnings   Shares       Share    Earnings    Shares      Share   Earnings      Shares      Share
                     (Numerator) (Denominator) Amount (Numerator) (Denominator) Amount (Numerator) (Denominator) Amount
                                                  (Dollars in thousands except per share data)
Basic EPS:
Earnings before
  extraordinary item     $38,465   17,372,225   $2.23     $35,447   19,234,869   $1.84     $34,629   21,181,859   $1.63
Unreleased shares                    (120,607)                               -                                -
Extraordinary item, net
  of taxes......               -            -       -      (2,195)           -    (.11)          -            -       -
Net earnings....         $38,465   17,251,618   $2.23     $33,252   19,234,869   $1.73     $34,629   21,181,859   $1.63

Diluted EPS:
Earnings before
  extraordinary item     $38,465   17,372,225   $2.23     $35,447   19,234,869   $1.84     $34,629   21,181,859   $1.63
Unreleased shares                    (120,607)                               -                                -
Options-common stock
  equivalents...                      205,277                          168,183                          407,518
Earnings before
  extraordinary item      38,465   17,456,895    2.20      35,447   19,403,052    1.83      34,629   21,589,377    1.60
Extraordinary item, net
  of taxes......               -            -       -      (2,195)           -    (.12)          -            -       -
Net earnings....         $38,465   17,456,895   $2.20     $33,252   19,403,052   $1.71     $34,629   21,589,377   $1.60

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

      Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk weighted assets (as defined). Management believes that the Bank meets all capital adequacy requirements to which it is subject as of December 31, 2000.

      As of December 31, 2000, the most recent notification from the OTS indicated that the Bank was well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since December 31, 2000 that management believes have changed the Bank's classification.

      The following table summarizes the Bank's regulatory capital and required capital for the years indicated (dollars in thousands):

                                                          December 31, 2000
                                                                     Tier 1
                                           Tangible      Core      Risk-based  Risk-based
                                            Capital     Capital     Capital     Capital
Actual Capital:
    Amount......................            $254,974    $254,974    $254,974    $286,937
    Ratio.......................                5.84%       5.84%      10.13%      11.39%
FIRREA minimum required capital:
    Amount......................            $ 65,471    $174,588           -    $201,454
    Ratio.......................                1.50%       4.00%          -        8.00%
FIDICIA well capitalized required capital:
    Amount......................                   -    $218,236    $151,091    $251,818
    Ratio.......................                   -        5.00%       6.00%      10.00%

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

      The Company may loan up to $6,000,000 to the Employee Stock Ownership Plan ("ESOP") under a line of credit loan. At December 31, 2000 and 1999, the loan to the ESOP totaled $656,000 and $1,759,000, respectively. Interest on the outstanding loan balance is due each December 31. Interest varies based on the Bank's monthly cost of funds. The average rates paid during 2000 and 1999 were 5.40% and 4.62%, respectively.

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

13)  Employee Benefit Plans

      The Bank maintains a qualified defined contribution plan established under Section 401 (k) of the Internal Revenue Code, as amended (the "401(k) Plan"). Participants are permitted to make contributions on a pre-tax basis, a portion of which is matched by the Bank. The 401(k) Plan expense was $354,000 and $299,000 for 2000 and 1999, respectively.

      The Bank has a Supplementary Executive Retirement Plan ("SERP") which covers any individual employed by the Bank as its Chief Executive Officer or Chief Operating Officer. The pension expense for the SERP was $906,000, $988,000 and $795,000 in 2000, 1999 and 1998, respectively. The
SERP is unfunded.

      The discount rate and rate of increase in future compensation levels used in determining the actuarial value of benefit obligations were 7.25% and 7.75%, respectively, as of December 31, 2000 and 1999. The discount rate and rate of increase in future compensation levels used in determining the pension cost for the SERP was 4.0% as of December 31, 2000 and 1999. The plan had no assets at December 31, 2000 or 1999.

      The following table sets forth the funded status of the SERP and amounts recognized in the Company's Statements of Financial Condition for the years indicated:
                                                           2000         1999
                                                         (Dollars In Thousands)
Change in Benefit Obligation
      Projected benefit obligation, beginning of the year $   5,837   $  6,472
      Service cost....................................          264        316
      Interest cost...................................          441        411
      Benefits paid...................................         (287)      (286)
      Actuarial (gain)/loss...........................          339     (1,076)
      Projected benefit obligation, end of the year...    $   6,594   $  5,837

Change in Plan Assets
      Funded status...................................    $  (6,594)  $ (5,837)
      Unrecognized transition obligation..............           63        125
      Unrecognized prior service cost.................          553        688
      Unrecognized (gain)/loss........................          613        274
      Net amount recognized...........................    $  (5,365)  $ (4,750)

Components of Net Periodic Benefit Cost
      Service cost....................................    $     264   $    316
      Interest cost...................................          441        411
      Amortization of unrecognized transition obligation         62         63
      Amortization of unrecognized prior service cost.          135        135
      Amortization of unrecognized (gain)/loss........            -         60
      Pension (income)/cost...........................    $     902   $    985


      The projected benefit obligation, accumulated benefit obligation, and fair value of assets were $6,594,000, $5,255,000, and $0, respectively, at December 31, 2000, and $5,837,000, $4,474,000, and $0 respectively, at
December 31, 1999.

      The  Bank  has a profit  sharing  plan  (the  "ESOP")  for all  salaried employees and officers who have completed one year of continuous service. At December 31, 2000, the ESOP held 5.19% of outstanding stock of the Company. Profit sharing expense for the years ended December 31, 2000, 1999 and 1998 was $1,778,000, $1,100,000 and $1,000,000, respectively. The amount of the contribution made by the Bank is determined each year by the Board of Directors, but is not to exceed 15% of the participants' aggregated compensation. The Bank does not offer post retirement benefits under this plan.

Stock Compensation Plans

      At December 31, 2000, the Company had two stock-based compensation programs, which are described below. The Company applies APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock compensation plans.

Stock Option Programs

      Under the 1994 Stock Option and Stock Appreciation Rights Plan (the "1994 Plan"), the Company may grant options to employees of the Bank for up to 3,000,000 shares of common stock, subject to limitations set forth under the 1994 Plan. Under the 1994 Plan, the exercise price of each option equals the market value of the Company's stock on the date of the grant, and an option's maximum term is 10 years. Options typically begin to vest on the second anniversary date of the grant.

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

      The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2000, 1999 and 1998, respectively: no dividend yield in any year; expected volatility of 37%, 38% and 35%; risk free interest rates of 6.7%, 6.6% and 4.7%; and expected average lives of 6 years in all three periods. The weighted-average grant date fair value of options granted during the year are $23.75, $6.04 and $7.85 for 2000, 1999 and 1998, respectively. The Company has elected to recognize forfeitures in the year they occur.

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

                                        2000        1999        1998
                               (Dollars In Thousands, Except Per Share Data)
Before Extraordinary Items:
            Earnings before
            extraordinary items:
             As reported.....         $38,465     $35,447     $34,629
             Pro forma.......         $37,677     $35,085     $34,354

            Earnings per share:
            Basic:
             As reported.....           $2.23       $1.84       $1.63
             Pro forma.......           $2.18       $1.83       $1.62

            Diluted:
             As reported.....           $2.20       $1.83       $1.60
             Pro forma.......           $2.16       $1.81       $1.59

After Extraordinary Items:
            Net earnings:
             As reported.....         $38,465     $33,252     $34,629
             Pro forma.......         $37,677     $32,890     $34,354

            Earnings per share:
            Basic:
             As reported.....           $2.23       $1.73       $1.63
             Pro forma.......           $2.18       $1.71       $1.62

            Diluted:
             As reported.....           $2.20       $1.71       $1.60
             Pro forma.......           $2.16       $1.70       $1.59


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


The following table summarizes information about stock option activity during the periods indicated:


         Options Outstanding                     2000      1999       1998
       (Weighted average option prices)                 (In Shares)


Beginning of year ($12.54, $9.84 and $7.85)    653,742    713,500    707,914
      Granted ($13.13, $16.13 and $17.25)      187,275    181,130    168,790
      Exercised ($7.04, $5.68 and $8.55).      (30,656)  (193,785)   (52,990)
      Canceled ($13.77, $13.64 and $8.99)      (45,823)   (47,103)  (110,214)
      End of Year ($12.83, $12.54 and $9.84)   764,538    653,742    713,500
      Shares exercisable at December 31..
        ($11.22, $10.09 and $5.69).......      252,121    193,684    291,560

      Additional information with respect to stock options outstanding at December 31, 2000 follows:

                                                  Price Ranges
                                ($5.63 - $8.44) ($8.45 -$12.67) ($12.68- $17.25)
Options outstanding:

Number of outstanding shares.........   140,206      163,180        461,152
Weighted-average contractual life ...      4.10         6.08           8.15
Weighted-average exercise price .....     $6.91       $10.88         $15.32

Options exercisable:

Number of exercisable shares.........    99,563       71,036         81,522
Weighted-average exercise price .....     $6.88       $10.88         $16.81


Restricted Stock Plan

      The Company also has a restricted stock plan. Under the 1991 Restricted Stock Plan (the "Restricted Stock Plan"), the Company may issue shares of restricted stock to employees of the Company and its subsidiaries, including officers and directors. A total of 1,000,000 shares have been reserved for issuance under the Restricted Stock Plan. As of December 31, 2000 and 1999, 876,740 shares and 878,740 shares are available for grant. The shares consist of previously issued shares reacquired by the Company. The shares typically vest in increments of 25% per year, beginning on the fourth anniversary of the grant date. As shares vest, they are released to the recipient, at which time the recipient will recognize ordinary income equal to the fair market value of the restricted stock at the time that the restrictions lapse. During 2000 and 1999, 2,000 and 1,800 shares respectively were issued under this program. Compensation costs related to shares granted under the Restricted Stock Plan have been recorded in previous periods.

(14) Parent Company Financial Information

      The following condensed parent company financial information should be read in conjunction with the other Notes to the Consolidated Financial Statements.

CONDENSED STATEMENTS OF FINANCIAL CONDITION
                                                          December 31,
                                                     2000            1999
                                                    (Dollars In Thousands)
Assets:
Cash...........................                    $  3,531        $  3,089
Fixed assets...................                         491               -
Other assets...................                       1,334           1,728
Investment in subsidiary.......                     262,119         226,734
                                                   $267,475        $231,551
Liabilities and Stockholders' Equity:
Other liabilities..............                          33             418
  Stockholders' equity.........                     267,442         231,133
                                                   $267,475        $231,551

                                                  Years Ended December 31,
CONDENSED STATEMENTS OF OPERATIONS AND           2000        1999      1998
             COMPREHENSIVE EARNINGS               (Dollars In Thousands)

Dividends received from Bank...                $ 10,000   $ 99,554   $  5,875
Equity in undistributed (distributed) net
 earnings of subsidiary .......                  29,263    (60,508)    32,558
Other expense, net.............                    (798)    (5,794)    (3,804)
Net earnings...................                $ 38,465   $ 33,252   $ 34,629

Other comprehensive earnings (loss), net
Net of taxes...................                   6,122     (7,577)      (311)
Comprehensive earnings.........                $ 44,587   $ 25,675   $ 34,318


                                                   Years Ended December 31,
CONDENSED STATEMENTS OF CASH FLOWS             2000        1999       1998
                                                     (Dollars In Thousands)
Net Cash Flows from Operating Activities:
  Net earnings........................         $ 38,465   $ 33,252   $ 34,629
  Adjustments to reconcile net earnings to
   net cash provided by operating
    activities:
  Equity in undistributed (distributed) net
   net earnings of subsidiary.........          (29,263)    60,508    (32,558)
  Write-off deferred issuance cost....                -      1,332          -
  Depreciation expense................               89          -          -
  Other...............................                -      1,326       (129)
  Net cash provided by operating activities       9,291     96,418      1,942
Cash Flows from Investing Activities:
  Increase in fixed assets............             (580)         -          -
  (Increase) decrease in unreleased shares          918       (926)       911
  Net cash (used) provided by investing
   Activities.........................              338       (926)       911
Cash Flows from Financing Activities:
  Repayment of long term borrowings...                -    (50,000)         -
  Premiums paid on early extinguishment of debt       -     (2,655)         -
  Purchase of treasury stock..........          (10,175)   (52,214)    (1,469)
  Other...............................              988          -        482
Net cash provided (used by) financing activities (9,187)  (104,869)      (987)
Net increase in cash..................              442     (9,377)     1,866
Cash at beginning of period...........            3,089     12,466     10,600
Cash at end of period.................         $  3,531   $  3,089   $ 12,466

(15) Quarterly Results of Operations: (unaudited)

      Summarized below are the Company's results of operations on a quarterly basis for 2000, 1999 and 1998:

                                         Provision              Non-                Basic     Diluted
                  Interest     Interest  For Loan    Other    Interest     Net     Earnings   Earnings
                   Income      Expense    Losses     Income    Expense   Earnings  Per Share  Per Share
                                      (Dollars In Thousands, Except Per Share Data)
  First quarter
  2000........   $  71,102   $ 45,122   $       -   $ 1,725   $ 12,245   $ 8,835    $ 0.50   $ 0.49
  1999........      64,737     39,572           -     3,133     12,588     8,915      0.43     0.43
  1998........      75,955     49,504       2,500     2,255     11,990     8,143      0.38     0.38
  Second quarter
  2000........   $  76,455   $ 50,288   $       -   $ 2,418   $ 12,570   $ 9,351    $ 0.54   $ 0.54
  1999........      63,697     38,478           -     4,157     13,113     9,103      0.47     0.47
  1998........      73,587     47,673       2,100     3,974     12,684     8,637      0.41     0.40
  Third quarter
  2000........   $  81,980   $ 55,290   $       -   $ 1,950   $ 12,276   $ 9,497    $ 0.55   $ 0.54
  1999........      63,671     39,376           -     2,813     11,990     8,358      0.44     0.44
  1998........      71,212     46,402       1,600     3,868     11,698     8,830      0.42     0.41
  Fourth quarter
  2000........   $  84,783   $ 55,805   $       -   $ 1,654   $ 11,174   $10,782    $ 0.63   $ 0.62
  1999........      67,896     43,605           -     2,585     11,468     6,876      0.38     0.37
  1998........      69,015     42,912       1,000     3,560     12,552     9,019      0.43     0.42
  Total year
  2000........   $ 314,320   $206,505   $       -   $ 7,747   $ 48,265   $38,465    $ 2.23   $ 2.20
  1999........     260,001    161,031           -    12,688     49,159    33,252      1.73     1.71
  1998........     289,769    186,491       7,200    13,657     48,924    34,629      1.63     1.60

(16)  Fair Value of Financial Instruments

      The following table presents fair value information for financial instruments for which a market exists. The fair values for these financial instruments were estimated based upon prices published in financial newspapers or quotations received from national securities dealers.

                                             2000                  1999
                                    Carrying                Carrying
                                     Value    Fair Value     Value   Fair Value
                                                (Dollars In Thousands)

Mortgage-backed Securities ...     $374,405    $374,405    $428,641    $428,641
US Government Securities .....       38,064      38,064      37,821      37,821
Collateralized Mortgage Obligations  98,473      98,473     113,374     113,374
Loans Held-for-Sale ..........        2,246       2,246       2,303       2,303

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


                                           2000                   1999
                                             Calculated              Calculated
                                Historical   Fair Value  Historical  Fair Value
                                   Cost        Amount       Cost       Amount
                                            (Dollars In Thousands)
Adjustable Loans:
  Single Family ..........       $2,148,016  $2,191,467  $1,798,072  $1,812,726
  Multi-Family ...........        1,299,356   1,327,018   1,121,929   1,132,896
  Commercial  ............          206,032     213,293     176,841     182,044
Fixed Rate Loans:
  Single Family ..........            8,068       8,106       8,789       8,921
  Multi-Family ...........           13,924      14,175       7,642       7,866
  Commercial .............           12,004      12,480       6,893       7,216
Consumer Loans............            7,522       7,599       2,276       2,474
Business Loans............           12,600      12,626       8,140       8,309
Non-Performing Loans .....            6,142       6,142      13,221      13,221
Fixed-Term Certificate Accounts   1,230,826   1,229,886   1,280,363   1,275,921
Non-Term Deposit Accounts           758,162     758,162     636,684     636,684
Borrowings ...............        1,873,110   1,885,252   1,532,635   1,530,786

OFF-BALANCE SHEET:
Loans sold with recourse..          146,537     149,655     178,723     177,899

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

Loans Receivable

      The portfolio is segregated into those loans with adjustable rates of interest and those with fixed rates of interest. Fair values are based on discounting future cash flows by the current rate offered for such loans with similar remaining maturities and credit risk. The amounts so determined for each loan category are reduced by the Bank's allowance for loans losses which thereby takes into consideration changes in credit risk. As of December 31, 2000, the Bank had outstanding commitments to fund $150,276,000 in real estate loans, which were substantially at fair value.

Non-performing Loans

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

Borrowings

      For short-term borrowings, fair value approximates carrying value. The fair value of long term borrowings is based on their interest rate characteristics. For variable rate borrowings, fair value is based on carrying values. For fixed rate borrowings, fair value is based on discounting future contractual cash flows by the current interest rate paid on such borrowings with similar remaining maturities.

                         INDEPENDENT AUDITORS' REPORT



The Board of Directors
FirstFed Financial Corp.



      We have audited the accompanying consolidated statements of financial condition of FirstFed Financial Corp. and subsidiary ("Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations and comprehensive earnings, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FirstFed Financial Corp. and subsidiary as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.




                                           KPMG LLP


Los Angeles, California
January 25, 2001

ITEM 9--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III

ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information regarding directors and executive officers appearing on pages 5 through 7 of the Proxy Statement for the Annual Meeting of Stockholders dated April 25, 2001 is incorporated herein by reference.

ITEM 11--EXECUTIVE COMPENSATION

      Information regarding executive compensation appearing on pages 8 through 11 of the Proxy Statement for the Annual Meeting of Stockholders dated April 25, 2001 is incorporated herein by reference.

ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Information regarding security ownership of certain beneficial owners and management appearing on pages 2 and 3 of the Proxy Statement for the Annual Meeting of Stockholders dated April 25, 2001 is incorporated herein by reference.

ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   (a)Certain Relationships:  None.

   (b)Information regarding certain related transactions appearing on page 11 of the Proxy Statement for the Annual Meeting of Stockholders dated April 25, 2001 is incorporated herein by reference.

                                      PART IV

ITEM 14--EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8K

                   FIRSTFED FINANCIAL CORP. AND SUBSIDIARY
 EXHIBIT
 NUMBER
 -------------

(3.1) Restated Certificate of Incorporation filed as Exhibit 3.1 to Form 10-K for the fiscal year ended December 31, 1999 and incorporated by reference. (3.2) By-laws filed as Exhibit (1)(a) to Form 8-A dated September 4,1987 and incorporated by reference.
(4.1) Amended and Restated Rights Agreement dated as of September 25, 1998, filed as Exhibit 4.1 to Form 8-A/A, dated September 25, 1998 and incorporated by reference.
(10.1) Deferred Compensation Plan filed as Exhibit 10.3 to Form 10-Kfor the fiscal year ended December 31, 1983 and incorporated by reference.
(10.2) Bonus Plan filed as Exhibit 10(iii)(A)(2) to Form 10 dated November 2, 1993 and incorporated by reference.
(10.3)  Supplemental Executive Retirement Plan dated January 16, 1986 filed as
Exhibit 10.5 to Form 10-K for the fiscal year ended December 31, 1992 and incorporated by reference.
(10.4)  Change  of  Control  Agreement   effective September 26, 1996 filed as
Exhibit 10.4 to Form 10-Q for the Quarter ended September 30, 1996 and Amendment filed as Exhibit 10.3 10.4 for change of control to Form 10-Q for the Quarter ended September 30, 2000 and incorporated by reference.
(10.5) 1997 Non-employee Directors Stock Incentive Plan filed as Exhibit 1 to Form S-8 dated August 12, 1997 and Amendment filed as Exhibit 10.5 to Form 10-Q for the Quarter ended September 30, 2000, and incorporated by reference.
(21) Registrant's sole subsidiary is First Federal Bank of California, a federal savings bank.
(23)  Independent Auditors' consent.
(24)  Power of Attorney (included at page 78).

      This 2000 Annual Report on Form 10-K and the Proxy Statement for the Annual Meeting of Stockholders dated April 25, 2001 have already been furnished to each stockholder of record who is entitled to receive copies thereof. Copies of these items will be furnished without charge upon request in writing by any stockholder of record on March 6, 2001 and any beneficial owner of Company stock on such date who has not previously received such material and who so represents in good faith and in writing to:

                              Corporate Secretary
                              FirstFed Financial Corp.
                              401 Wilshire Boulevard
                              Santa Monica, California 90401

      Other exhibits will be supplied to any such stockholder at a charge equal to the Company's cost of copying, postage, and handling.

(b) Reports on Form 8-K

      The Company filed reports on Form 8-K during the quarter ended December 31, 2000 on the following dates: October 25, 2000, December 20, 2000 and December 27, 2000. These reports are related to the release of the Company's third quarter earnings and the disclosure of certain other financial data.

                                    SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       FIRSTFED FINANCIAL CORP.,
                                       a Delaware corporation

                                       By:     /s/ Babette E. Heimbuch   .
                                                 Babette E. Heimbuch
                                                 President and
                                                 Chief Executive Officer

Date:   February 22, 2001

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

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 22nd day of February, 2001.

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