Form 10-Q
period 2001-03-31
FIRSTFED FINANCIAL CORP
filed 2001-05-14
CIK 810536

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the Quarter Ended March 31, 2001
                                       OR
                  TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


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

                                          Yes        x      No     _____
                                                  ------

As of April 27, 2001, 17,263,879 Registrant's $.01 par value common stock were outstanding.

                            FirstFed Financial Corp.
                                      Index




                                                                         Page
Part I.   Financial Information

          Item 1.  Financial Statements

                   Consolidated Statements of Financial Condition
                   as of March 31, 2001, December 31, 2000
                   and March 31, 2000                                       3

                   Consolidated Statements of Operations and
                   Comprehensive Earnings for the three months ended
                   March 31, 2001 and March 31, 2000                        4

                   Consolidated Statements of Cash Flows for the three
                   months ended March 31, 2001 and 2000                     5

                   Notes to Consolidated Financial Statements               6

          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                      7

Part II.  Other Information (omitted items are inapplicable)

          Item 6.  Exhibits and Reports on Form 8-K                        17

Signatures                                                                 18

                          PART I - FINANCIAL STATEMENTS

Item 1. Financial Statements

                   FirstFed Financial Corp. and Subsidiary
                Consolidated Statements of Financial Condition
                (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                      March 31 ,    December 31,     March 31,
                                                         2001          2000             2000

Assets
Cash and cash equivalents                           $   92,171      $  77,677      $    59,812
Investment securities, available-for-sale
  (at fair value)                                      120,519        136,537          151,403
Mortgage-backed securities, available-for-sale
  (at fair value)                                      362,643        374,405          406,271
Loans receivable, held-for-sale (fair value of
  $10,773, $2,324 and $1,585)                           10,773          2,246            1,581
Loans receivable, net                                3,780,518      3,627,038        3,296,665
Accrued interest and dividends receivable               28,298         28,488           23,482
Real estate                                              2,267          2,189            2,545
Office properties and equipment, net                    10,259         10,651           11,620
Investment in Federal Home Loan Bank
 (FHLB) stock, at cost                                  84,635         80,885           72,714
Other assets                                            25,213         25,126           16,100

                                                    $4,517,296     $4,365,242       $4,042,193


Liabilities
Deposits                                            $2,291,287     $2,165,047      $ 2,208,143
FHLB advances and other borrowings                   1,604,000      1,579,000        1,229,000
Securities sold under agreements to repurchase         275,205        294,110          332,546
Accrued expenses and other liabilities                  63,306         59,643           43,361
                                                     4,233,798      4,097,800        3,813,050


Commitments and Contingent Liabilities

Stockholders' Equity
Common stock, par value $.01 per share;
 authorized 100,000,000 shares; issued 23,320,249
 23,299,707, and 23,274,263 shares, outstanding
 17,252,759, 17,232,217 and 17,361,573 shares              233            233              233
Additional paid-in capital                              32,942         32,540           31,508
Retained earnings - substantially restricted           325,784        313,411          283,782
Unreleased shares to employee stock ownership plan        (631)          (841)          (1,693)
Treasury stock, at cost, 6,067,490, 6,067,490
 and 5,192,690 shares                                  (75,743)        (75,743)        (73,896)
    Accumulated other comprehensive earnings (loss),
     net of taxes                                          913          (2,158)        (10,791)

                                                       283,498         267,442         229,143

                                                    $4,517,296      $4,365,242      $4,042,193


         See accompanying notes to consolidated financial statements.

                   FirstFed Financial Corp. and Subsidiary
       Consolidated Statements of Operations and Comprehensive Earnings
                (Dollars in thousands, except per share data)
                                     (Unaudited)

                                                        Three Months Ended
                                                             March 31,
                                                      2001           2000

Interest income:
  Interest on loans                                $ 76,837      $  61,126
  Interest on mortgage-backed securities              7,102          6,142
  Interest and dividends on investments               4,078          3,834
     Total interest income                           88,017         71,102

Interest expense:
  Interest on deposits                               26,616         23,130
  Interest on borrowings                             29,249         21,992
     Total interest expense                          55,865         45,122


Net interest income                                  32,152         25,980
Provision for loan losses                                 -              -
Net interest income
  after provision for losses                         32,152         25,980


Other income:
  Loan servicing and other fees                         851            738
   Gain (loss) on sale of loans                         102            (35)
   Real estate operations, net                           42            (38)
   Other operating income                             1,012          1,060
     Total other income                               2,007          1,725


Non-interest expense:
  Compensation                                        7,295          6,630
  Occupancy                                           1,881          1,956
  Goodwill amortization                                 372             26
  Other expenses                                      2,985          3,633
     Total non-interest expense                      12,533         12,245


Earnings before income taxes                         21,626         15,460
Income tax provision                                  9,253          6,625
Net earnings                                     $   12,373        $ 8,835


Other comprehensive earnings (loss):
  net of taxes                                        3,071         (2,511)
Comprehensive earnings                           $   15,444        $ 6,324

Earnings per share:
  Basic                                             $  0.72        $  0.50
  Diluted                                           $  0.70        $  0.49

Weighted average shares outstanding:
  Basic                                          17,182,624     17,819,996
  Diluted                                        17,626,521     17,930,138


         See accompanying notes to consolidated financial statements.

                   FirstFed Financial Corp. and Subsidiary
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)
                                                             Three Months Ended
                                                                 March  31,
                                                              2001         2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                              $ 12,373    $   8,835
Adjustments to reconcile net earnings
  to net cash (used in) provided by  operating activities:
  Net change in loans-held-for-sale                         (8,527)         722
  Depreciation and amortization                                467          458
  Valuation adjustments on real estate sold                    (81)        (259)
  Amortization of fees and discounts                           928         (214)
  Decrease in servicing asset                                   60          203
  Change in deferred taxes                                  (2,526)        (552)
  Decrease (increase) in interest and dividends receivable     190       (1,657)
  (Decrease) increase in interest payable                   (8,810)       1,051
  Amortization of goodwill                                     372           26
  Increase in other assets                                  (4,003)        (660)
  Increase in accrued expenses and other liabilities        14,999       13,276
   Total adjustments                                        (6,931)      12,394

     Net cash provided by operating activities               5,442       21,229


CASH FLOWS FROM INVESTING ACTIVITIES:
  Loans made to customers net of principal
   collection on loans                                     (28,333)    (114,348)
  Loans purchased                                         (127,575)        (304)
  Proceeds from sales of real estate owned                   1,612        2,131
  Proceeds from maturities and principal payments
   of investment securities available-for-sale              17,307        2,783
  Principal reductions on mortgage-backed securities
   available-for-sale                                       15,764       18,440
  Purchase of investment securities
   available-for-sale                                            -       (3,447)
  Purchase of FHLB stock                                    (2,443)           -
  Other                                                        (17)        (295)
  Net cash from acquisition of loans and deposits                -       32,866

     Net cash used in investing activities                (123,685)     (62,174)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in savings deposits              126,240      (21,671)
  Net increase in short term borrowings                      6,095       28,911
  Treasury stock purchases                                       -       (8,328)
  Other                                                        402           38

     Net cash provided by (used in) financing activities   132,737       (1,050)

  Net increase (decrease) in cash and cash equivalents      14,494      (41,995)
  Cash and cash equivalents at beginning of period          77,677      101,807

  Cash and cash equivalents at end of period              $ 92,171     $ 59,812

         See accompanying notes to consolidated financial statements.

                   FirstFed Financial Corp. and Subsidiary
                  Notes to Consolidated Financial Statements
                                   (Unaudited)


1. The unaudited financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the periods covered have been made. Certain information and note disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading.

It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. The results for the periods covered hereby are not necessarily indicative of the operating results for a full year.

2. Basic earnings per share were computed by dividing net earnings by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share additionally include the effect of stock options, if dilutive.

3. For purposes of reporting cash flows on the "Consolidated Statement of Cash Flows", cash and cash equivalents include cash, overnight investments and securities purchased under agreements to resell which mature within 90 days of the date of purchase.

4. Recent Accounting Pronouncements

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") , which , as amended, establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires recognition of all derivatives as either assets or liabilities in the statement of financial condition and the measurement of those instruments at fair value. Recognition of changes in fair value will be recognized into income or as a component of other comprehensive income depending upon the type of the derivative and its related hedge, if any. As amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 133 was effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The implementation of this Statement has not had a material impact on the Company's financial position or results of operations.

SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," establishes accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. SFAS No. 140 requires a debtor to (a) reclassify financial assets pledged as collateral and report those assets in its statement of financial condition separately from other assets no so encumbered if the secured party has the right by contract or custom to sell or repledge the collateral and (b) disclose assets pledged as collateral that have not been reclassified and separately reported in the statement of financial condition. This statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Disclosures about securitizations and collateral accepted need not be reported for periods on or before December 15, 2000, for which financial statements are presented for comparative purposes. The disclosure and reclassification provisions of the statement were implemented on December 31, 2000 and did not have a material impact on the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

At March 31, 2001, FirstFed Financial Corp. (the "Company"), holding company for First Federal Bank of California and its subsidiaries (the "Bank"), had consolidated assets totaling $4.5 billion, compared to $4.4 billion at December 31, 2000 and $4.0 billion at March 31, 2000. The increase in assets during the first quarter of 2001 is attributable to growth in the loan portfolio. The loan portfolio increased to $3.8 billion as of March 31, 2001 from $3.6 billion at December 31, 2000 and $3.3 billion at March 31, 2000. The increase is due to loan originations of $234.6 million and loan purchases of $127.6 million for the first quarter of 2001. The increase was offset by loan payoffs and principal reductions totaling $187.1 million, in addition to $13.1 in other reductions during the quarter. Payoff activity increased during the first quarter of 2001 as borrowers refinanced existing loans into new loans at lower rates.

The mortgage-backed securities portfolio, classified as available-for-sale, was recorded at fair value as of March 31, 2001. An unrealized gain of $457 thousand, net of taxes, was reflected in stockholders' equity as of March 31, 2001. This compares to net unrealized losses of $1.9 million and $8.8 million as of December 31, 2000 and March 31, 2000, respectively. The mortgage-backed securities portfolio decreased to $362.6 million as of March 31, 2001 from $374.4 million and $406.3 million as of December 31, 2000 and March 31, 2000, respectively, due to increased payoffs on the underlying loans.

The following is a summary of loan originations and purchases as of the dates indicated (dollars in thousands):

               Three months ended                       Three months ended
                    March 31,                               March 31,
                2001        2000                         2001       2000


Type of Property:                         Type of Loan:

Single family $ 289,447  $  139,107
Multi-family     58,302     188,255       Adjustable   $ 183,161  $ 331,964
Other            14,464      11,836       Fixed(1)       179,052      7,234

Total         $ 362,213  $  339,198       Total        $ 362,213  $ 339,198



(1) This loan type includes fixed/adjustable hybrid loan products with initial repricing periods ranging from three to ten years.

The Bank's primary market area is Southern California. According to the UCLA Anderson Forecast for California, March 2001 Report (The "UCLA Report"),
Southern California will most likely avoid a recession but may experience an economic slowdown. However, forecasters believe that Northern California will likely experience a recession due to the slowdown of investment in information technology and software.

Southern California real estate prices are expected to increase, but at a much slower pace during 2002. According to the UCLA Report, for Los Angeles County, average home prices which increased by 6.2% during 2000, are expected to increase by 6.5% during 2001 but only by 3.5% during 2002.

Home building activity in California has reached its highest level in a decade during this quarter. Although mortgage rates are declining as a result of the Federal Reserve Board's reduction in short term interest rates, home sales have slowed with increased concerns over the health of the economy.

The ratio of non-performing assets to total assets increased to 0.27% as of March 31, 2001 from 0.19% as of December 31, 2000 and decreased from 0.36% as of March 31, 2000. (See "Non-performing Assets" for further discussion.)

The Company recorded net charge-offs of $65 thousand during the first quarter of 2001 compared to net recoveries of $567 thousand for the first quarter of 2000. The Company did not record a provision for loan losses during the first quarter of 2001 or for the comparable 2000 period. The Bank's general valuation allowance was $71.0 million or 1.71% of total loans and real estate owned with loss exposure at March 31, 2001. This compares with $71.2 million or 1.81% as of December 31, 2000 and $71.1 million or 1.99% at March 31, 2000. The Bank also maintains valuation allowances for impaired loans, which totaled $1.9 million at March 31, 2001, $1.8 million at December 31, 2000 and $2.4 million at March 31, 2000.

The following table shows the components of the Bank's portfolio of loans (including loans held-for-sale) and mortgage-backed securities by collateral type as of the dates indicated:


                                         March 31,    December 31,     March 31,
                                           2001           2000           2000
                                                 (Dollars in thousands)

 REAL ESTATE LOANS:
   First trust deed residential loans:
    One to four units                    $2,294,910     $2,158,940    $1,887,805
    Five or more units                    1,332,111      1,308,440     1,279,833

       Residential loans                  3,627,021      3,467,380     3,167,638

 OTHER REAL ESTATE LOANS:
    Commercial and industrial               217,965        217,619       190,223
    Second trust deeds                        9,680          8,543        12,716
    Other                                       682              -             -

       Real estate loans                  3,855,348      3,693,542     3,370,577

  NON-REAL ESTATE LOANS:
    Manufactured housing                        352            391           594
    Deposit accounts                            558            576           660
    Commercial business loans                13,039         12,600         8,859
    Consumer                                  8,026          6,555         1,007

       Loans receivable                   3,877,323      3,713,664     3,381,697

 LESS:
    General valuation allowances-
     loan portfolio                          70,686         70,809        70,746
    Valuation allowances - impaired loans     1,850          1,792         2,371
    Unearned loan fees                       13,496         11,779        10,334

       Net loans receivable               3,791,291      3,629,284     3,298,246

 FHLMC AND FNMA MORTGAGE-
    BACKED SECURITIES (at fair value):
    Secured by single family dwellings      348,803        360,210       390,347
    Secured by multi-family dwellings        13,840         14,195        15,924

       Mortgage-backed securities           362,643        374,405       406,271

         TOTAL                           $4,153,934     $4,003,689    $3,704,517


The investment securities portfolio, classified as available-for-sale, was recorded at fair value as of March 31, 2001. An unrealized gain of $456 thousand, net of taxes, was reflected in stockholders' equity as of March 31, 2001. This compares to unrealized losses of $295 thousand and $2.0 million, net of taxes, as of December 31, 2000 and March 31, 2000.

Asset/Liability Management

Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from the interest rate risk inherent in its lending and deposit taking activities. Management actively monitors its interest rate risk exposure. The Company does not engage in trading activities.

The Federal Reserve Board has decreased interest rates four times thus far during 2001. The Bank's market risk profile remains substantially unchanged with regard to interest rate risk because 89% of its loan portfolio is invested in adjustable rate loan products.

The one year GAP (the difference between rate-sensitive assets and liabilities repricing within one year or less) was a positive $224.1 million or 4.96% of total assets at March 31, 2001. In comparison, the one year GAP was a positive $515.2 million or 11.8% of total assets as of December 31, 2000 and a negative $38.6 million or a negative 0.96% of total assets as of March 31, 2000.

The decrease in one year GAP from December 31, 2000 to March 31, 2001 is due to a $40.8 million decrease in assets repricing within one year along with a $141.9 million increase in assets repricing in greater than one year. Asset growth during the first quarter of 2001 was primarily in fixed/adjustable hybrid loan products that reprice for the first time in periods ranging from three to ten years. The Bank has lengthened the maturities of its borrowings to reduce the interest rate risk of these hybrid loans.

The increase in the one year GAP from March 31, 2000 to March 31, 2001 is due to a $205.4 million increase in assets repricing within one year.

A positive GAP normally benefits a financial institution in times of increasing interest rates. However, the Bank's net interest income typically declines during periods of increasing interest rates and improves during periods of decreasing rates. There is a three-month time lag before changes in the FHLB Eleventh District Cost of Funds Index (the "Index") can be implemented with respect to the Bank's adjustable rate loans. Therefore, during the period immediately following interest rate decreases, the Bank's cost of funds tends to decrease faster than the rates earned on its adjustable rate loan portfolio.

Capital

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and percentages of total capital to risk-weighted assets. The Bank meets the standards necessary to be deemed well capitalized under the applicable regulatory requirements. The following table summarizes the Bank's actual capital and required capital as of March 31, 2001:

                                  Tangible          Core          Risk-based
                                  Capital         Capital           Capital
                                           (Dollars in thousands)
Actual Capital:
     Amount                       $267,991        $267,991        $299,840
     Ratio                            5.95%           5.95%          11.95%
Minimum required capital:
     Amount                        $67,529        $180,079        $200,729
     Ratio                            1.50%           4.00%           8.00%
Well capitalized required capital:
     Amount                              -        $225,098        $250,912
     Ratio                               -            5.00%          10.00%

Results of Operations

The Company reported consolidated net earnings of $12.4 million for the first quarter of 2001 compared to net earnings of $8.8 million for the first quarter of 2000. Earnings improved due to increases in the following categories: net interest income, loan servicing and other fees, and gain on sale of loans. Offsetting these increases was a slight increase in non-interest expense.

Loan Loss Allowances

Listed below is a summary of the activity in the general valuation allowance and the valuation allowance for impaired loans for the Bank's loan portfolio during the periods indicated:

                                           Three Months Ended March 31, 2001

                                           General       Impaired
                                          Valuation      Valuation
                                          Allowances     Allowances   Total
                                              (Dollars in thousands)
Balance at December 31, 2000           $  70,809    $    1,792    $  72,601
Provision for loan losses                    (58)           58            -
Charge-offs:
   Single family                             (55)            -          (55)
   Multi-family                                -             -            -
   Commercial                                  -             -            -
   Others - non-real estate                  (51)            -          (51)
Total charge-offs                           (106)            -         (106)
Recoveries                                    41             -           41
Net recoveries (charge-offs)                 (65)            -          (65)
Balance at March 31, 2001               $ 70,686     $   1,850    $  72,536


                                           Three Months Ended March 31, 2000
                                           General       Impaired
                                          Valuation     Valuation
                                         Allowances     Allowances    Total
                                              (Dollars in thousands)

Balance at December 31, 1999           $  69,954    $    2,596    $  72,550
Provision for loan losses                      -             -            -
Charge-offs:
   Single family                            (288)            -         (288)
   Multi-family                                -          (225)        (225)
   Commercial                               (105)            -         (105)
   Others - non-real estate                 (103)            -         (103)
Total charge-offs                           (496)         (225)        (721)
Recoveries                                 1,288             -        1,288
Net recoveries (charge-offs)                 792          (225)         567
Balance at March 31, 2000              $  70,746    $     2,371   $  73,117

Management is unable to predict future levels of loan loss provisions. Among other things, future loan loss provisions are based on the level of loan charge-offs, foreclosure activity, and the economic climate in Southern California. Management believes, based on economic and market conditions, that the general allowance for loan losses is adequate as of March 31, 2001.

The Bank maintains a repurchase liability for loans sold with recourse, which totaled $12.8 million at March 31, 2001, December 31, 2000 and March 31, 2000. This liability was 9.06% of loans sold with recourse as of March 31, 2001, compared to 8.75% as of December 31, 2000 and 7.83% as of March 31, 2000. The balance of loans sold with recourse totaled $141.6 million, $146.5 million and $163.7 million as of March 31, 2001, December 31, 2000 and March 31, 2000, respectively. The Bank has not entered into any new recourse arrangements for over ten years.

The Bank also maintains a general valuation allowance for real estate acquired by foreclosure, which totaled $350 thousand at March 31, 2001, December 31, 2000 and March 31, 2000. This allowance is to be used to offset further deterioration of property value after acquisition of the foreclosed real estate. See "Non-performing Assets" for additional discussion on foreclosed real estate.

Net Interest Income

The Company's interest rate margin increased to 2.59% for the first quarter of 2001 from 2.44% for the first quarter of last year. The Index (on a lagged basis) determines the yield on over 82% of the loan portfolio. The Index in effect during the three months ended March 31, 2001 increased by 0.84% compared to the same period of the prior year. However, during the same time period, the Company's average cost of funds increased by 0.43%.

The following table sets forth: (i) the average daily dollar amounts of and average yields earned on loans, mortgage-backed securities and investment securities, (ii) the average daily dollar amounts of and average rates paid on savings and borrowings, (iii) the average daily dollar differences, (iv) the interest rate spreads, and (v) the effective net spreads for the periods indicated:

                                       During the Three Months Ended March 31,
                                               2001               2000
                                              (Dollars in thousands)
Average loans and mortgage-backed
 securities                                $ 4,078,319      $3,527,951
Average investment securities                  198,208         183,492
Average interest-earning assets              4,276,527       3,711,443
Average savings deposits                     2,224,330       2,072,582
Average borrowings                           1,879,022       1,500,178
Average interest-bearing liabilities         4,103,352       3,572,760

Excess of interest-earning assets over
 interest-bearing liabilities              $   173,175      $  138,683


                                     During the Three Months Ended March 31,
                                               2001               2000
                                              (Dollars in thousands)

Yields earned on average interest
 earning assets                                   8.10%           7.52%
Rates paid on average interest-
 bearing liabilities                              5.51            5.08
Net interest rate spread                          2.59            2.44
Effective net spread(1)                           2.81            2.63

Total interest income                      $    86,651      $   69,760
Total interest expense                          55,856          45,135
                                                30,795          24,625
Total other items(2)                             1,357           1,355

Net interest income                        $    32,152      $   25,980

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

Non-Interest Income and Expense

Loan servicing and other fees were $851 thousand for the first quarter of 2001, compared to $738 thousand for the same period of 2000. Loan servicing fees for 2000 include a $144 thousand adjustment for impairment of the Bank's servicing asset.

Gain (loss) on the sale of loans results primarily from loan fees recognized at the time of sale. A gain of $102 thousand was recorded for the first quarter of 2001 compared to a loss of $35 thousand for the same period of 2000. The volume of loans sold totaled $10.7 million during the first quarter of 2001 compared to $1.3 million for the same period of the prior year. The increase in loans originated for sale is due to borrower demand for 15-year and 30-year fixed rate loans.

Real estate operations resulted in a net gain of $42 thousand for the first quarter of 2001. This compares to a net loss of $38 thousand for the same period of the prior year. Real estate operations include gains and losses on the sale of foreclosed properties as well as operational income and expense during the holding period. Gains on sale typically result from the recovery of excess valuation allowances associated with foreclosed properties sold.

Non-interest expense increased to $12.5 million as of March 31, 2001 from $12.2 million for the same period of the prior year. The increase in non-interest expense resulted from increases in compensation and goodwill amortization, offset by a decrease in non-recurring expenses. Due to an improvement in business volume, incentive payments and accrued contributions to the Company's ESOP plan increased. Goodwill amortization increased due to the acquisition of two retail savings branches in March of 2000. Non-recurring expenses decreased because charges related to the Bank's data processing conversion were recorded during the first quarter of 2000.

Due to the growth in average assets, the ratio of non-interest expense to average assets decreased to 1.13% of average assets for the first quarter of 2001 from 1.24% during the comparable 2000 period.

Non-accrual, Past Due, Modified and Restructured Loans

The Bank accrues interest earned but uncollected for every loan without regard to its contractual delinquency status and establishes a specific interest allowance for each loan which becomes 90 days or more past due or is in foreclosure. Loans on which delinquent interest allowances had been established (non-accrual loans) totaled $10.5 million at March 31, 2001 compared to $6.3 million at December 31, 2000 and $12.4 million at March 31, 2000.

The amount of interest that has been provided for loans 90 days or more delinquent or in foreclosure was $641 thousand at March 31, 2001, $511 thousand at December 31, 2000 and $606 thousand at March 31, 2000.

Delinquent loans as a percentage of the Bank's total loans portfolio for the periods indicated are as follows:
                                             March 31,   December 31,  March 31,
                                                2001         2000        2000
                                                  Percentage of Portfolio
Period of delinquency

1 monthly payment                              0.37%         0.39%        0.18%
2 monthly payments                             0.07%         0.12%        0.09%
3 or more monthly payments or in foreclosure   0.25%         0.17%        0.35%

The Bank has debt restructurings that result from temporary modifications of principal and interest payments. Under these arrangements, loan terms are typically reduced to no less than a monthly interest payment required under the note. Any loss of revenues under the modified terms would be immaterial to the Bank. Generally, if the borrower is unable to return to scheduled principal and interest payments at the end of the modification period, foreclosure proceedings are initiated. As of March 31, 2001, the Bank had modified loans totaling $9.4 million, net of loan loss allowances totaling $2.0 million. No modified loans were 90 days or more delinquent as of March 31, 2001.

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

The following is a summary of impaired loans, net of valuation allowances for impairment, as of the dates indicated:

                             March 31,        December 31,      March 31,
                               2001              2000             2000
                                       (Dollars in thousands)

Non-accrual loans             $ 1,713          $     -          $ 3,259
Modified loans                  8,598            8,770            6,610
Other impaired loans                -                -            1,857
                              $10,311          $ 8,770          $11,726

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

Impaired loans for which valuation allowances had been established based upon the fair value method totaled $3.5 million, $3.7 million, and $6.6 million for the quarters ended March 31, 2001, December 31, 2000, and March 31, 2000, respectively. Impaired loans for which there was no valuation allowance established totaled $6.8 million for the quarter ended March 31, 2001 and $5.1 million for the quarters ended March 31, 2000 and December 31, 2000, respectively. See "Results of Operations" for an analysis of activity in the valuation allowance for impaired loans.

The table below shows the Bank's net investment in non-performing loans that were determined to be impaired by property type, as of the dates indicated:

                           March 31,      December 31,   March 31,
                             2001             2000         2000
                                     (Dollars in thousands)

Single family              $  923         $     -         $1,003
Multi-family                  790               -              -
Commercial                      -               -          2,256
                           $1,713         $     -         $3,259

Cash payments received from impaired loans are recorded in accordance with the contractual terms of the loan. The principal portion of the payment is used to reduce the principal balance of the loan, whereas the interest portion is recognized as interest income.

The average recorded investment in impaired loans during the quarters ended March 31, 2001, December 31, 2000, and March 31, 2000 was $10.3 million, $8.8 million and $11.7 million, respectively. The amount of interest income recognized on the cash basis for impaired loans during the quarters ended March 31, 2001, December 31, 2000 and March 31, 2000 was $185 thousand, $183 thousand and $171 thousand, respectively. Interest income recognized under the accrual basis for the quarters ended March 31, 2001, December 31, 2000 and March 31, 2000 was $185 thousand, $184 thousand and $173 thousand, respectively.

Asset Quality

The following table sets forth certain asset quality ratios of the Bank at the dates indicated:

                                        March 31,    December 31,    March 31,
                                          2001           2000          2000

    Non-Performing Loans to
     Loans Receivable (1)                 0.25%          0.17%          0.35%

    Non-Performing Assets to
     Total Assets(2)                      0.27%          0.19%          0.36%

    Loan Loss Allowances to
     Non-Performing Loans (3)           679.13%       1132.19%        573.47%
    General Loss Allowances to
     Assets with Loss Exposure (4)        1.71%          1.81%          1.99%

    General Loss Allowances to
     Total Assets with Loss
      Exposure (5)                        1.96%           2.06%         2.25%
 -----------------------

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

(5) The Bank's general valuation allowances , including general valuation allowances for loans sold with full or limited recourse. Assets with loss exposure include the Bank's portfolio plus loans sold with recourse, but exclude mortgage-backed securities.

Non-performing Assets

The Bank defines non-performing assets as loans delinquent over 90 days (non-accrual loans), loans in foreclosure and real estate acquired by foreclosure (real estate owned). An analysis of non-performing assets follows as of the dates indicated:

                                         March 31,     December 31,    March 31,
                                           2001           2000           2000
                                                 (Dollars in thousands)

Real estate owned:
Single family                             $ 2,586        $ 2,507       $ 2,599
Multi-family                                    -              -           262
Less:
 General valuation allowance                 (350)          (350)         (350)
 Total real estate owned                    2,236          2,157         2,511

Non-accrual loans:
Single family                               8,149          5,603         7,903
Multi-family                                2,277            662         2,114
Commercial real estate                         76              -         2,420
Less:
   Valuation allowances (1)                  (636)          (123)         (576)
      Total non-accrual loans               9,866          6,142        11,861
Total non-performing assets               $12,102        $ 8,299       $14,372

     --------------------------

(1)Includes valuation allowances for impaired loans and loss allowances on other non-performing loans requiring fair value adjustments.

Real estate owned and non-accrual loans, while varying slightly from quarter to quarter, have remained at very low levels for the last few years due to strength in the Southern California real estate market.

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

Deposits accepted by retail banking offices increased by $68.8 million during the first quarter of 2001. Management attributes the increase to customer demand for safe, liquid investments due to volatility in the stock market. Retail deposits comprised 79% of total savings deposits as of March 31, 2001.

Telemarketing deposits increased by $73.0 million during the first quarter of 2001. These deposits are normally large deposits from pension plans, managed trusts and other financial institutions. These deposit levels fluctuate based on the attractiveness of the Bank's rates compared to returns available to investors on alternative investments. Telemarketing deposits comprised 5% of total deposits at March 31, 2001.

Deposits acquired from national brokerage firms ("brokered deposits") decreased by $15.6 million during the first quarter of 2001. Because the Bank has sufficient capital to be deemed "well-capitalized" under the standards established by the Office of Thrift Supervision, it may solicit brokered funds without special regulatory approval. At March 31, 2001, brokered deposits comprised 16% of total deposits.

Total borrowings increased by $6.1 million during the first quarter of 2001 due to a $25.0 million increase in advances from the FHLB, offset by net payoffs of $18.9 million in repurchase agreements.

Internal sources of funds include both principal payments and payoffs on loans and mortgage-backed securities, loan sales, and positive cash flows from operations. Principal payments include amortized principal and prepayments that are a function of real estate activity and the general level of interest rates.

Total principal payments on loans and mortgage-backed securities were $202.8 million for the first quarter of 2001. This compares with principal payments of $117.3 million for the first quarter of 2000.

Loan sales were $10.7 million for the first quarter of 2001, compared with sales of $1.3 million for the first quarter of 2000. The increase is attributable to borrower demand for 15-year and 30-year fixed rate loans, which are only originated for sale.

                           PART II - OTHER INFORMATION


 Item 6. Exhibits and Reports on Form-8K

(3.1) Restated  Certificate  of  Incorporation filed as Exhibit 3.1 to Form 10-K for the fiscal year ended December 31, 1999 and incorporated by reference. (3.2) By-laws filed as Exhibit (1) (a) to Form 8-A dated September 4,1987 and incorporated by reference.
(4.1) Amended  and  Restated  Rights  Agreement  dated as of September 25, 1998, filed as Exhibit 4.1 to Form 8-A/A , dated September 25, 1998 and incorporated by reference.
(10.1)Deferred Compensation Plan filed as  Exhibit  10.3  to  Form  10-K for the fiscal year ended December 31, 1983 and incorporated by reference. (10.2)Bonus Plan filed as Exhibit 10 (iii) (A) (2) to Form 10 dated November 2,
      1993 and incorporated by reference.
(10.3)Supplemental Executive Retirement Plan  dated  January  16 , 1986 filed as
      Exhibit 10.5 to Form 10-K for the fiscal year ended December 31, 1992 and incorporated by reference.
(10.4)Change of Control Agreement effective September 26, 1996 filed  as Exhibit
      10.4 to Form 10-Q for the Quarter ended September 30, 1996 and Amendment filed as Exhibit 10.3 10.4 for change of control to Form 10-Q for the Quarter ended September 30, 2000 and incorporated by reference.
(10.5)1997  Non-employee  Directors  Stock  Incentive Plan filed as Exhibit 1 to
      Form S-8 dated August 12, 1997 and Amendment filed as Exhibit 10.5 to Form 10-Q for the Quarter ended September 30, 2000, and incorporated by reference.
  (21)Registrant's sole subsidiary is First Federal Bank of California, a federal savings bank.
  (24)Power of Attorney.



(b) Reports on Form 8-K

The Company filed current reports on Form 8-K during the quarter ended March 31, 2001 on the following dates: January 31, 2001 and March 5, 2001. These reports are related to the release of the Company's fourth quarter earnings and the disclosure of certain other financial data.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       FIRSTFED FINANCIAL CORP.
                                       Registrant

                                       Date:    May 11, 2001


                                       By  /s/ BABETTE E. HEIMBUCH
                                           ------------------------
                                          Babette E. Heimbuch
                                          President and
                                          Chief Executive Officer



                                       By /s/  DOUGLAS J. GODDARD
                                          -----------------------
                                          Douglas J. Goddard
                                          Chief Financial Officer and
                                          Executive Vice President