Form 10-Q
period 2001-06-30
FIRSTFED FINANCIAL CORP
filed 2001-08-14
CIK 810536

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the Quarter Ended June 30, 2001
                                      OR
                  TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


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

                                          Yes        x      No     _____

As of August 3, 2001, 17,268,298 shares of the Registrant's $.01 par value common stock were outstanding.

                           FirstFed Financial Corp.
                                    Index




                                                                          Page
Part I.   Financial Information

          Item 1.  Financial Statements

                   Consolidated Statements of Financial Condition
                   as of June 30, 2001, December 31, 2000
                   and June 30, 2000                                        3

                   Consolidated Statements of Operations and Comprehensive Earnings for the three months and six months ended
                   June 30, 2001 and 2000                                   4

                   Consolidated Statements of Cash Flows for the six
                   months ended June 30, 2001 and 2000                      5

                   Notes to Consolidated Financial Statements               6

          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                      7

Part II.  Other Information (omitted items are inapplicable)

          Item 6.  Exhibits and Reports on Form 8-K                        18

Signatures                                                                 19


                        PART I - FINANCIAL STATEMENTS

Item 1. Financial Statements

                              FirstFed Financial Corp. and Subsidiary
                          Consolidated Statements of Financial Condition
                       (Dollars in thousands, except share and per share data)
                                         (Unaudited)

                                                               June 30,      December 31,     June 30,
                                                                 2001            2000           2000

Assets
Cash and cash equivalents                                   $    69,851     $   77,677     $   55,867
Investment securities, available-for-sale
  (at fair value)                                               130,019        136,537        147,428
Mortgage-backed securities, available-for-sale
  (at fair value)                                               338,269        374,405        391,214
Loans receivable, held-for-sale (fair value of
  $6,766, $2,246 and $1,245)                                      6,766          2,246          1,245
Loans receivable, net                                         3,876,950      3,627,038      3,458,146
Accrued interest and dividends receivable                        27,162         28,488         25,038
Real estate                                                       2,002          2,189          2,153
Office properties and equipment, net                              9,932         10,651         11,349
Investment in Federal Home Loan Bank
 (FHLB) stock, at cost                                           87,615         80,885         74,700
Other assets                                                     23,418         25,126         15,792
                                                             $4,571,984     $4,365,242     $4,182,932

Liabilities
Deposits                                                     $2,275,544     $2,165,047     $2,141,868
FHLB advances and other borrowings                            1,674,000      1,579,000      1,454,000
Securities sold under agreements to repurchase                  264,640        294,110        327,610
Accrued expenses and other liabilities                           61,422         59,643         22,873
                                                              4,275,606      4,097,800      3,946,351

Commitments and Contingent Liabilities

Stockholders' Equity
Common stock, par value $.01 per share;
 authorized 100,000,000 shares; issued 23,335,788
 23,299,707, and 23,274,263 shares, outstanding
 17,268,298, 17,232,217 and 17,206,773 shares                       233            233            233
Additional paid-in capital                                       33,207         32,540         31,598
Retained earnings - substantially restricted                    338,376        313,411        293,132
Unreleased shares to employee stock ownership plan                 (421)          (841)        (1,806)
Treasury stock, at cost, 6,067,490 shares                       (75,743)       (75,743)       (75,743)
    Accumulated other comprehensive earnings (loss),
     net of taxes                                                   726         (2,158)       (10,833)
                                                                296,378        267,442        236,581
                                                             $4,571,984     $4,365,242     $4,182,932


         See accompanying notes to consolidated financial statements.


                   FirstFed Financial Corp. and Subsidiary
       Consolidated Statements of Operations and Comprehensive Earnings
           (Dollars in thousands, except share and per share data)
                                 (Unaudited)

                                              Three  Months  Ended    Six  Months  Ended
                                                    June 30,                June 30,
                                                2001       2000          2001        2000
Interest income:
  Interest on loans                           $77,891     $66,487     $155,871     $127,613
  Interest on mortgage-backed securities        5,542       6,096       11,501       12,238
  Interest and dividends on investments         4,010       3,872        8,088        7,706
  Total interest income                        87,443      76,455      175,460      147,557

Interest expense:
  Interest on deposits                         25,185      24,508       51,801       47,638
  Interest on borrowings                       28,696      25,780       57,945       47,772
  Total interest expense                       53,881      50,288      109,746       95,410

Net interest income                            33,562      26,167       65,714       52,147
Provision for loan losses                           -           -            -            -
Net interest income
  after provision for loan losses              33,562      26,167       65,714       52,147

Non-interest income:
  Loan and other fees                             624         794        1,475        1,532
  Gain on sale of loans                           108          38          210            3
  Real estate operations, net                    (268)        476         (226)         438
  Other operating income                        1,177       1,110        2,189        2,170
  Total non-interest income                     1,641       2,418        3,648        4,143

Non-interest expense:
 Compensation                                   7,435       6,809       14,730       13,439
 Occupancy                                      2,098       2,021        3,979        3,977
 Other expenses                                 3,662       3,740        7,019        7,399
             Total non-interest expense        13,195      12,570       25,728       24,815

Earnings before income taxes                   22,008      16,015       43,634       31,475
Income tax provision                            9,416       6,664       18,669       13,289
Net earnings                                  $12,592     $ 9,351     $ 24,965     $ 18,186
Other comprehensive earnings (loss),
  net of taxes                                   (187)        (42)       2,884       (2,553)
Comprehensive earnings                        $12,405     $ 9,309     $ 27,849     $ 15,633

Earnings per share:
  Basic                                        $ 0.73     $  0.54     $   1.45     $   1.04
  Diluted                                      $ 0.71     $  0.54     $   1.42     $   1.03

Weighted average shares outstanding:

  Basic                                     17,218,464   17,225,285   17,200,593   17,522,641
  Diluted                                   17,650,751   17,330,584   17,638,569   17,629,206

         See accompanying notes to consolidated financial statements.


                   FirstFed Financial Corp. and Subsidiary
                    Consolidated Statements of Cash Flows
                            (Dollars in thousands)
                                 (Unaudited)
                                                                            Six Months Ended
                                                                                 June 30,
                                                                           2001         2000


CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                            $ 24,965     $ 18,186
Adjustments to reconcile net earnings
  to net cash provided by (used in) operating activities:
  Net change in loans-held-for-sale                                       (4,520)       1,058
  Depreciation                                                               923          929
  Valuation adjustments on real estate sold                                 (120)        (367)
  Amortization of fees and discounts                                       1,593          589

  Decrease in servicing asset                                                120          269
  Change in deferred taxes                                                (2,526)      (1,878)
  (Increase) decrease in interest and dividends receivable                 1,326       (3,212)
  Decrease in interest payable                                            (1,819)      (1,010)
  Amortization of core deposit intangible assets                             745          425
  Decrease in other assets                                                (3,954)        (896)
  Increase (decrease) in accrued expenses and other liabilities            6,124       (5,291)
   Total adjustments                                                      (2,108)      (9,384)
     Net cash provided by operating activities                            22,857        8,802

CASH FLOWS FROM INVESTING ACTIVITIES:
  Loans made to customers net of principal
   collection on loans                                                  (125,757)    (276,982)
  Loans purchased                                                       (127,598)        (304)
  Proceeds from sales of real estate owned                                 2,692        3,743
  Proceeds from maturities and principal payments
   of investment securities available-for-sale                            28,216        7,064
  Principal reductions on mortgage-backed securities
   available for sale                                                     39,540       33,107

  Purchase of investment securities
   available-for sale                                                    (19,964)      (3,447)
  Purchase of FHLB stock                                                  (4,025)        (494)
  Net cash from acquisition of loans and deposits                              -       32,866
   Other                                                                     (481)      (1,186)
           Net cash used in investing activities                        (207,377)    (205,633)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in savings deposits                            110,497      (87,946)

  Net increase in short term borrowings                                   65,530      248,975
  Treasury stock purchases                                                     -      (10,175)
  Other                                                                      667           37
       Net cash provided by financing activities                         176,694      150,891

  Net decrease in cash and cash equivalents                               (7,826)     (45,940)
  Cash and cash equivalents at beginning of period                        77,677      101,807
  Cash and cash equivalents at end of period                            $ 69,851     $ 55,867



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

3. For purposes of reporting cash flows on the "Consolidated Statements of Cash Flows", cash and cash equivalents include cash, overnight investments and securities purchased under agreements to resell which mature within 90 days of the date of purchase.

4. Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB")issued Statement No. 141, Business Combinations ("SFAS No. 141")and Statement No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also applies to all business combinations using the purchase method completed after June 30, 2001. SFAS No.141 specifies the criteria that intangible assets acquired in a purchase method business combination must meet in order to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No.142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their residual values ,and reviewed for impairment in accordance with SFAS No.121, Accounting for the Impairment of Long-Lived Assets and forlong-lived Assets to be Disposed Of.

The Company is required to adopt the provisions of SFAS No. 141 immediately and SFAS No. 142 effective January 1, 2002. As of June 30, 2001 the Company has no assets to be classified as goodwill under these new pronouncements. However,the Company does have core deposit intangible assets related to the acquisition of retail savings deposits. Under the provisions of SFAS No. 142, the Company expects to continue amortizing these intangible assets over their estimated useful lives. Amortization of the Company's core deposit intangible assets totaled $745 thousand and $2.0 million for the six months ended June 30, 2001 and the year ended December 31, 2000, respectively. The Company does not expect any material adjustments to its core deposit intangible assets when SFAS No.142 becomes effective.

Item 2.     Management's Discussion and Analysis of Financial Condition and
                       Results of Operations

Financial Condition

At June 30, 2001, FirstFed Financial Corp. (the "Company"), holding company for First Federal Bank of California and its subsidiaries (the "Bank"), had consolidated assets totaling $4.6 billion, compared to $4.4 billion at December 31, 2000 and $4.2 billion at June 30, 2000. The growth in total assets during the first six months of 2001 is primarily attributable to an increase in the portfolio of loans, including mortgage-backed securities. The loan portfolio including mortgage-backed securities increased to $4.2 billion at June 30, 2001 from $4.0 billion at December 31, 2000 and $3.9 billion at June 30, 2000. The increase is primarily due to loan originations of $687.1 million and loan purchases of $127.6 million during the first six months of 2001. Loan payoffs and principal reductions totaling $565.5 million offset the increase. Payoff activity increased during the first six months of 2001, as borrowers refinanced existing loans into new loans at lower rates.

The following is a summary of loan originations and purchases as of the dates indicated (dollars in thousands):

                  Six months ended                         Six months ended
                      June 30,                                 June 30,
                  2001        2000                         2001        2000


Property Type:                             Loan Type:
Single family   $583,003     $355,518
Multi-family     167,674      251,809      Adjustable   $206,527     $609,943
Other             64,058       18,759      Fixed(1)      608,208       16,143

Total           $814,735     $626,086      Total        $814,735     $626,086



(1) This loan type includes fixed/adjustable hybrid loan products with initial repricing periods ranging from three to ten years.

The Bank's primary market area is Southern California. According to the UCLA Anderson Forecast for California, June 2001 Report (the "UCLA Report"), the Southern California economy remains healthy but is beginning to slow due to declines in the U.S., Asian, and Mexican economies. According to the UCLA Report, average home prices in Los Angeles County increased by 6.2% in 2000. In comparison, home prices are expected to increase by 6.7% during 2001 and 3.4% during 2002.

The Company's non-performing assets ratio remained modest at 0.22% of total assets as of June 30,2001, approximately the same as 0.19% as of December 31, 2000 and 0.27% as of June 30, 2000. (See "Non-performing Assets" for further discussion.)

The Company recorded net loan charge-offs of $160 thousand and $225 thousand for the second quarter and first six months of 2001, respectively. For the comparable period of last year, the Company recorded net loan loss recoveries of $219 thousand and $787 thousand for the second quarter and first six months of 2000, respectively. The Company did not record a provision for loan losses during the first six months of 2001 or for the comparable 2000 period. The Bank's general valuation allowance was $70.9 million or 1.65% of total assets with loss exposure at June 30, 2001. This compares with $71.2 million or 1.81% as of December 31, 2000 and $71.9 million or 1.93% at June 30, 2000. The Bank also maintains valuation allowances for impaired loans, which totaled $1.9 million at June 30, 2001, $1.8 million at December 31, 2000 and $1.8 million at June 30, 2000.

The following table shows the components of the Bank's portfolio of loans (including loans held for sale) and mortgage-backed securities by collateral type as of the dates indicated:


                                                  June 30,     December 31,      June 30,
                                                    2001          2000             2000
                                                          (Dollars in thousands)
      REAL ESTATE LOANS:
        First trust deed residential loans:
         One to four units                       $2,306,471     $2,158,940     $2,022,106
         Five or more units                       1,369,772      1,308,440      1,302,565
            Residential loans                     3,676,243      3,467,380      3,324,671

      OTHER REAL ESTATE LOANS:
         Commercial and industrial                  247,307        217,619        186,794
         Second trust deeds                           9,363          8,453         12,350
         Construction loans                             698              -              -
            Real estate loans                     3,933,611      3,693,542      3,523,815

       NON-REAL ESTATE LOANS:
         Manufactured housing                             -              -            545
         Deposit accounts                               462            576            566
         Commercial business loans                   23,040         12,600         10,787
         Consumer                                    12,412          6,946          3,578
            Loans receivable                      3,969,525      3,713,664      3,539,291

      LESS:
         General valuation allowance-
         loan portfolio                              70,526         70,809         71,545
         Valuation allowances - impaired loans        1,850          1,792          1,792
         Unrealized loan fees                        13,433         11,779          6,563
            Net loans receivable                  3,883,716      3,629,284      3,459,391

      FHLMC AND FNMA MORTGAGE-
         BACKED SECURITIES (at fair value):
         Secured by single family dwellings         325,138        360,210        376,024
         Secured by multi-family dwellings           13,131         14,195         15,190
            Mortgage-backed securities              338,269        374,405        391,214
              TOTAL                              $4,221,985     $4,003,689     $3,850,605


The mortgage-backed securities portfolio, classified as available-for-sale, was recorded at fair value as of June 30, 2001. An unrealized gain of $111 thousand, net of taxes, was recorded in stockholders' equity as of June 30, 2001. This compares to net unrealized losses of $1.9 million as of December 31, 2000 and $9.1 million as of June 30, 2000.

The investment securities portfolio, classified as available-for-sale, was recorded at fair value as of June 30, 2001. An unrealized gain of $615 thousand, net of taxes, was reflected in stockholders' equity as of June 30, 2001. This compares to unrealized losses of $295 thousand as of December 31, 2000 and $1.7 million as of June 30, 2000.

Asset/Liability Management

Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from the interest rate risk inherent in its lending and deposit taking activities. Management actively monitors its interest rate risk exposure.


The Federal Reserve Board has decreased interest rates six times thus far during 2001. The Bank's market risk profile remains substantially unchanged with regard to interest rate risk because over 81% of its loan portfolio is invested in adjustable rate products.

The one year GAP (the difference between rate-sensitive assets and liabilities repricing within one year or less) was a positive $104.1 million or 2.28% of total assets at June 30, 2001. In comparison, the one year GAP was a positive $515.2 million or 11.8% of total assets as of December 31, 2000.

The one year GAP decreased from December 31, 2000 to June 30, 2001 due to the fact that asset growth during the first six months of 2001 was primarily in fixed/adjustable hybrid loan products that reprice for the first time in periods ranging from three to ten years. To a lesser extent, the Bank also lengthened the maturities of its borrowings.

A  positive  GAP  normally  benefits  a  financial  institution  in  times  of increasing interest rates. However, the Bank's net interest income typically improves during periods of decreasing interest rates because of a three month time lag before changes in the FHLB Eleventh District Cost of Funds Index (the "Index") can be implemented with respect to the Bank's loans. Therefore, during a period immediately following interest rate decreases, the Bank's cost of funds tends to decrease faster than the rates on its adjustable rate loan portfolio.

Capital

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and percentages of total capital to risk-weighted assets. The Bank meets the standards necessary to be deemed well capitalized under the applicable regulatory requirements. The following table summarizes the Bank's actual capital and required capital as of June 30, 2001:


                                  Tangible          Core        Risk-based
                                   Capital        Capital         Capital
                                            (Dollars in thousands)
Actual Capital:
     Amount                          280,112        280,112        312,364
     Ratio                              6.14%          6.14%         12.29%
Minimum required capital:
     Amount                           68,458        182,556        203,354
     Ratio                              1.50%           4.0%           8.0%
Well capitalized required capital:
     Amount                                -        228,195        254,193
     Ratio                                 -            5.0%          10.0%


Results of Operations

The Company reported consolidated net earnings of $12.6 for the second quarter of 2001 compared to net earnings of $9.4 million for the second quarter of 2000. Quarterly earnings improved compared to last year due to increased interest income resulting from growth in average interest-earning assets and higher interest rate spreads.

The Company reported consolidated net earnings of $25.0 million for the first six months of 2001, compared to $18.2 million for the same period last year. The increase in year-to-date net earnings resulted primarily from the same factors that affected quarterly earnings.


Loan Loss Allowances

Listed below is a summary of activity in the Bank's general valuation allowance and the valuation allowance for impaired loans during the periods indicated:

                                           Six Months Ended June 30, 2001
                                         General       Impaired
                                        Valuation      Valuation
                                        Allowances     Allowances       Total
                                               (Dollars in thousands)

Balance at December 31, 2000             $70,809        $1,792        $72,601
Provision                                    (58)           58              -
Charge-offs:
   Single family                            (161)            -           (161)
   Multi-family                              (52)            -            (52)
   Land                                      (53)            -            (53)

Total charge-offs                           (266)            -           (266)
Recoveries                                    41             -             41
Net charge-offs                             (225)            -           (225)
Balance at June 30, 2001                 $70,526        $1,850        $72,376


                                            Six Months Ended June 30, 2000
                                         General       Impaired
                                        Valuation      Valuation
                                        Allowances     Allowances       Total
                                               (Dollars in thousands)

Balance at December 31, 1999             $69,954        $2,596        $72,550
Charge-offs:
   Single family                            (484)            -           (484)
   Multi-family                                -          (804)          (804)
   Commercial                               (105)            -           (105)
   Non-real estate                          (103)            -           (103)
Total charge-offs                           (692)         (804)        (1,496)
Recoveries                                  2,283            -          2,283
Net recoveries (charge-offs)                1,591         (804)           787
Balance at June 30, 2000                  $71,545       $1,792        $73,337


Management is unable to predict future levels of loan loss provisions. Among other things, future loan loss provisions are based on the level of loan charge-offs, foreclosure activity, and the economic climate in Southern California.

The Bank maintains a repurchase liability for loans sold with recourse which totaled $12.8 million at June 30, 2001, December 31, 2000 and June 30, 2000. This liability was 9.31% of loans sold with recourse as of June 30, 2001, compared to 8.75% as of December 31, 2000 and 8.14% as of June 30, 2000. The balance of loans sold with recourse totaled $137.7 million, $146.5 million and $157.6 million as of June 30, 2001, December 31, 2000 and June 30, 2000, respectively. The Bank has not entered into any new recourse arrangements for over ten years.

The Bank  also  maintains  a  general  valuation  allowance  for  real  estate acquired by foreclosure, which totaled $350 thousand at June 30, 2001, December 31, 2000 and June 30, 2000. This allowance is to be used to offset further deterioration of property value after acquisition of the foreclosed real estate. See "Non-performing Assets" for additional discussion on foreclosed real estate.


Net Interest Income

During the first six months of 2001, the interest rate spread increased to 2.66% from 2.35% for the same period of the prior year. The COFI Index (on a lagged basis) determines the yield on over 77% of the loan portfolio. The index in effect during the six month ended June 30, 2001 increased by 0.63% compared to the same period of the prior year. However, during the same time period, the Company's average cost of funds increased by only 0.12%.

On a quarterly basis, the Bank's interest rate spread increased to 2.72% for the second quarter of 2001 from 2.28% for the second quarter of last year. The Index in effect during the second quarter of 2001 increased by 0.42% compared to the prior year second quarter. However, the Bank's average cost of funds decreased by 0.17% compared to the second quarter of the prior year.

The following table sets forth: (i) the average daily dollar amounts of and average yields earned on loans, mortgage-backed securities and investment securities, (ii) the average daily dollar amounts of and average rates paid on savings and borrowings, (iii) the average daily dollar differences, (iv) the interest rate spreads, and (v) the effective net spreads for the periods indicated:


                                         During the Six Months Ended June 30,

                                             2001               2000
                                               (Dollars in thousands)

Average loans and mortgage-backed
 securities                                $4,131,442        $3,657,015
Average investment securities                 199,566           170,311
Average interest-earning assets             4,331,008         3,827,326
Average savings deposits                    2,251,907         2,109,439
Average borrowings                          1,907,509         1,585,304
Average interest-bearing liabilities        4,159,416         3,694,743
Excess of interest-earning assets over
 interest-bearing liabilities              $  171,592        $  132,583

Yields earned on average interest
 earning assets                                  7.97%             7.54%
Rates paid on average interest-
 bearing liabilities                             5.31              5.19
Net interest rate spread                         2.66              2.35
Effective net spread(1)                          2.87              2.53


Total interest income                      $  172,617        $  144,319
Total interest expense                        109,729            95,392
                                               62,888            48,927
Total other items(2)                            2,826             3,220
Net interest income                        $   65,714        $   52,147

                                      During the Three Months Ended June 30,
                                               2001               2000
                                              (Dollars in thousands)
Average loans and mortgage-backed
 securities                                $ 4,184,565        $3,786,079
Average investment securities                  200,924           157,131
Average interest-earning assets              4,385,489         3,943,210
Average savings deposits                     2,279,483         2,146,295
Average borrowings                           1,935,997         1,670,431
Average interest-bearing liabilities         4,215,480         3,816,726
Excess of interest-earning assets over
 interest-bearing liabilities              $   170,009        $  126,484

Yields earned on average interest
 earning assets                                   7.84%             7.57%
Rates paid on average interest-
 bearing liabilities                              5.12              5.29
Net interest rate spread                          2.72              2.28
Effective net spread(1)                           2.92              2.24

Total interest income                      $    85,966        $   74,616
Total interest expense                          53,873            50,257
                                                32,093            24,359
Total other items(2)                             1,469             1,808
Net interest income                        $    33,562        $   26,167

(1) The effective net spread is a fraction, the denominator of which is the average dollar amount of interest-earning assets , and the numerator of which is net interest income (excluding stock dividends and miscellaneous interest income).
(2) Includes Federal Home Loan Bank Stock dividends and other miscellaneous items.


Non-Interest Income and Expense

Loan and other fees were $624 thousand and $1.5 million for the second quarter and first six months of 2001, respectively, compared to $794 thousand and $1.5 million for the second quarter and first six months of 2000, respectively. The decrease in loan and other fees is due to lower service fees on loans serviced for others due to payoffs.

Gain on sale of loans results primarily from loan fees recognized at the time of sale. Gain on sale of loans increased to $108 thousand and $210 thousand for the second quarter and first six months of 2001, respectively, compared to gains of $38 thousand and $3 thousand for the second quarter and first six months of 2000, respectively. The volume of loans sold totaled $20.2 million and $30.9 million during the second quarter and first six months of 2001, respectively, compared to $2.6 and $3.9 million, respectively, for the same periods of 2000. The increase in loans originated for sale is due to higher borrower demand for 15-year and 30-year fixed rate loans compared to last year.

Real estate operations resulted in net losses of $268 thousand and $226 thousand for the second quarter and first six months of 2001, respectively. This compares to net gains of $476 thousand and $438 thousand for second quarter and first six months 2000, respectively. Real estate operations include gains and losses on the sale of foreclosed properties as well as operational income and expense during the holding period. The loss on real estate operations during 2001 resulted from increased operating expenses on real estate owned.

Non-interest expense increased to $13.2 million and $25.7 million during the second quarter and first six months of 2001, respectively, compared with $12.6 million and $24.8 million for second quarter and first six months of 2000, respectively. The increase in non-interest expense during the second quarter of 2001 resulted from higher compensation and incentive payments due to an increase in business volume. Expenses during the first six months of 2001 also increased due to higher compensation and incentive costs.

The ratio of non-interest expense to average assets decreased to 1.16% and 1.15% of average assets for the second quarter and first six months of 2001, respectively, from 1.22% and 1.23% for the second quarter and first six months of 2000, respectively. The ratios decreased due to growth in average assets during 2001.



Non-accrual, Past Due, Modified and Restructured Loans

The Bank accrues interest earned but uncollected for every loan without regard to its contractual delinquency status and establishes a specific interest allowance for each loan which becomes 90 days or more past due or is in foreclosure. Loans requiring delinquent interest allowances (non-accrual loans) totaled $8.4 million at June 30, 2001 compared with $6.3 at December 31, 2000 and $9.6 million at June 30, 2000.

The amount of interest  allowance  for loans 90 days or more  delinquent or in
foreclosure   was  $508   thousand,   $511   thousand,   and  $604   thousand,
respectively, as of June 30, 2001, December 31, 2000, and June 30, 2000.

Delinquent loans as a percentage of the Bank's total loan portfolio for the periods indicated are as follows:

                                             June 30,   December 31,   June 30,
                                               2001         2000         2000
                                                   Percentage of Portfolio
Period of delinquency

1 monthly payment                              0.35%        0.39%        0.19%
2 monthly payments                             0.01%        0.12%        0.04%
3 or more monthly payments or in foreclosure   0.20%        0.17%        0.25%


The Bank has debt restructurings that result from temporary modifications of principal and interest payments. Under these arrangements, loan terms are typically reduced to no less than a monthly interest payment required under the note. Any loss of revenues under the modified terms would be immaterial to the Bank. Generally, if the borrower is unable to return to scheduled principal and interest payments at the end of the modification period, foreclosure proceedings are initiated. As of June 30, 2001, the Bank had modified loans totaling $7.3 million net of loan loss allowances totaling $2.0 million. No modified loans were 90 days or more delinquent as of June 30, 2001.

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

The following is a summary of impaired loans, net of valuation allowances for impairment, as of the dates indicated:

                             June 30,    December 31,    June 30,
                              2001          2000           2000
                                    (Dollars in thousands)

Non-accrual loans            $  857        $    -        $ 1,004
Modified loans                6,523         8,770          7,145

Other impaired loans              -             -          1,851
                             $7,380        $8,770        $10,000

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

All impaired loans were measured using the fair value method as of June 30, 2001, December 31, 2000 and June 30, 2000.

Impaired loans for which valuation allowances had been established totaled $3.5 million for the quarter ended June 30, 2001 and $3.7 million for the quarters ended December 31, 2000 and June 30, 2000. Impaired loans for which there was no valuation allowance established totaled $3.9 million, $5.1 million, and $6.3 million for the quarters ended June 30, 2001, December 31, 2000, and June 30, 2000, respectively. See "Results of Operations" for an analysis of activity in the valuation allowance for impaired loans.

As of June 30, 2001,  the Bank had $857  thousand in  non-performing  impaired loans, all of which were multi-family loan types. There were no non-performing impaired loans as of December 31, 2000. As of June 30, 2000, the Bank had $1.0 million of non-performing impaired loans, all of which were single family loan types.

Cash payments received from impaired loans are recorded in accordance with the contractual terms of the loan. The principal portion of the payment is used to reduce the principal balance of the loan, whereas the interest portion is recognized as interest income.

The average recorded investment in impaired loans during the quarters ended June 30, 2001, December 31, 2000, and June 30, 2000 was $8.7 million, $8.8 million and $10.0 million, respectively. The amount of interest income recognized on the cash basis for impaired loans during the quarters ended June 30, 2001, December 31, 2000 and June 30, 2000 was $168 thousand, $183 thousand and $175 thousand, respectively. Interest income recognized under the accrual basis for the quarters ended June 30, 2001, December 31, 2000 and June 30, 2000 was $165 thousand, $184 thousand and $176 thousand, respectively.

Asset Quality

The following table sets forth certain asset quality ratios of the Bank at the dates indicated:

                                     June 30,   December 31,    June 30,
                                       2001        2000          2000
Non-Performing Loans to
 Loans Receivable (1)                  0.20%        0.17%        0.25%

Non-Performing Assets to
 Total Assets(2)                       0.22%        0.19%        0.27%

Loan Loss Allowances to
 Non-Performing Loans (3)            848.46%     1132.19%      750.54%

General Loss Allowances to
 Assets with Loss Exposure (4)         1.65%        1.81%        1.93%

General Loss Allowances to
 Total Assets with Loss
  Exposure (5)                         1.89%        2.06%        2.18%

(1) Non-performing loans are net of valuation allowances related to those loans. Loans receivable exclude mortgage-backed securities and are before deducting unrealized loan fees , general valuation allowances and valuation allowances for impaired loans.

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

(4) The Bank's general valuation allowances, excluding general valuation allowances for loans sold with full or limited recourse. The Bank's assets with loss exposure include its loan portfolio, real estate owned, loan commitments,and potential loan buybacks but excludes mortgage-backed securities.

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

Non-performing Assets

The Bank defines non-performing assets as loans delinquent over 90 days (non-accrual loans), loans in foreclosure and real estate acquired by
foreclosure  (real  estate  owned).  An  analysis  of  non-performing   assets
follows as of the dates indicated:
                                         June 30,     December 31,     June 30,
                                             2001        2000            2000
                                                (Dollars in thousands)

Real estate owned:
Single family                              $1,845        $2,507        $ 2,470
Multi-family                                  476             -              -
Less:
General valuation allowance                  (350)         (350)          (350)
    Total real estate owned                 1,971         2,157          2,120

Non-accrual loans:
Single family                               6,193         5,603          7,543
Multi-family                                2,160           662          1,912
Commercial real estate                          -             -            163
Less:
   Valuation allowances (1)                  (346)         (123)          (642)
    Total non-accrual loans                 8,007         6,142          8,976
Total non-performing assets               $ 9,978        $8,299        $11,096
     __________________________

(1)Includes loss allowances on other non-performing loans requiring fair value adjustments.


Real estate owned and non-accrual loans, while varying slightly from quarter to quarter, have remained at very low levels for the last few years due to strength in the Southern California real estate market.


Sources of Funds

External sources of funds include savings deposits from several sources, advances from the Federal Home Loan Bank of San Francisco ("FHLB"), and securitized borrowings.

Savings deposits are accepted from retail banking offices, telemarketing sources, and national deposit brokers. The cost of funds, operating margins and net earnings of the Bank associated with brokered and telemarketing deposits are generally comparable to the cost of funds, operating margins and net earnings of the Bank associated with retail deposits, FHLB borrowings and repurchase agreements. As the cost of each source of funds fluctuates from time to time, based on market rates of interest offered by the Bank and other depository institutions, the Bank selects funds from the lowest cost source until the relative costs change. As the cost of funds, operating margins and net earnings of the Bank associated with each source of funds are generally comparable, the Bank does not deem the impact of its use of any one of the specific sources of funds at a given time to be material.

Deposits accepted by retail banking offices increased by $20.5 million and by $89.3 million during the second quarter and first six months of 2001, respectively. Retail deposits comprised 80% of total savings deposits as of June 30, 2001.

Telemarketing deposits increased by $11.1 million and $84.2 million during the second quarter and first six months of 2001, respectively. These deposits are normally large deposits from pension plans, managed trusts and other financial institutions. These deposit levels fluctuate based on the attractiveness of the Bank's rates compared to returns available to investors on alternative investments. Telemarketing deposits comprised 6% of total deposits at June 30, 2001.

Deposits  acquired  from  national   brokerage  firms  ("brokered   deposits")
decreased by $47.4 million and $63.0 million during the second quarter and first six months of 2001, respectively. Because the Bank has sufficient capital to be deemed "well-capitalized" under the standards established by the Office of Thrift Supervision, it may solicit brokered funds without special regulatory approval. At June 30, 2001, brokered deposits comprised 14% of total deposits.

Total borrowings increased by $59.4 million and $65.5 million during the second quarter and first six months of 2001, respectively. The increase was attributable to loan originations in excess of loan payoffs.

Internal  sources of funds  include  both  principal  payments  and payoffs on loans and mortgage-backed securities, loan sales, and positive cash flows from operations. Principal payments include amortized principal and prepayments that are a function of real estate activity and the general level of interest rates.

Total principal payments on loans and mortgage-backed securities were $362.7 million and $ 565.5 million for the second quarter and first six months of 2001, respectively. This compares with principal payments of $136.7 million and $254.0 million for the second quarter and first six months of 2000, respectively.

Loan sales were $20.2 million and $30.9 million for the second quarter and first six months of 2001, compared with sales of $2.6 million and $3.9 million for the second quarter and first six months of 2000. The increase is due to a higher volume of fixed rate loans originated for sale.

                         PART II - OTHER INFORMATION


 Item 6. Exhibits and Reports on Form-8K


(3.1) Restated Certificate of Incorporation filed as Exhibit 3.1 to Form 10-K for the fiscal year ended December 31, 1999 and incorporated by reference.
(3.2) By-laws  filed as Exhibit  (1) (a) to Form 8-A dated  September  4, 1987 and incorporated by reference.
(4.1) Amended and Restated Rights Agreement dated as of September 25, 1998, filed as Exhibit 4.1 to Form 8-A/A, dated September 25, 1998 and incorporated by reference.
(10.1)Deferred  Compensation  Plan  filed as Exhibit 10.3 to Form 10-K for the fiscal year ended December 31, 1983 and incorporated by reference. (10.2)Bonus Plan filed as Exhibit 10 (iii )(A)(2) to Form 10 dated November 2,
      1993 and incorporated by reference.
(10.3)Supplemental Executive Retirement Plan  dated January 16, 1986  filed as
      Exhibit 10.5 to Form 10-K for the fiscal year ended December 31, 1992 and incorporated by reference.
(10.4)Change of Control Agreement effective September 26, 1996 filed as Exhibit
      10.4 to Form 10-Q for the Quarter ended September 30, 1996 and Amendment filed as Exhibit 10.3 10.4 for change of control to Form 10-Q for the Quarter ended September 30, 2000 and incorporated by reference.
(10.5)1997 Non-employee Directors Stock  Incentive  Plan filed as Exhibit 1 to
      Form S-8 dated August 12, 1997 and Amendment filed as Exhibit 10.5 to Form 10-Q for the Quarter ended September 30, 2000, and incorporated by reference.
(21) Registrant's sole subsidiary is First Federal Bank of California, a federal savingsbank.
(24)  Power of Attorney.


(b) Reports on Form 8-K

The Company filed current reports on Form 8-K during the quarter ended June 30, 2001 on the following dates : April 25, 2001, May 23, 2001, and June 15, 2001. These reports are related to the release of the Company's first quarter earnings and the disclosure of certain other financial data.

                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                       FIRSTFED FINANCIAL CORP.
                                        Registrant

                                       Date:   August 10, 2001


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