Form 10-Q
period 2001-09-30
FIRSTFED FINANCIAL CORP
filed 2001-11-14
CIK 810536

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Quarter Ended September 30, 2001
                                      OR
                  TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


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

                                          Yes        x      No     _____

As of October 31, 2001, 17,292,246 shares of the Registrant's $.01 par value common stock were outstanding.

                           FirstFed Financial Corp.
                                    Index




                                                                          Page
Part I.   Financial Information

          Item 1.  Financial Statements

                   Consolidated Statements of Financial Condition
                   as of September 30, 2001, December 31, 2000
                   and September 30, 2000                                   3

                   Consolidated Statements of Operations and Comprehensive Earnings for the three months and nine months ended
                   September 30, 2001 and 2000                              4

                   Consolidated Statements of Cash Flows for the nine
                   months ended September 30, 2001 and 2000                 5

                   Notes to Consolidated Financial Statements               6

          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                      7

Part II.  Other Information (omitted items are inapplicable)

          Item 6.  Exhibits and Reports on Form 8-K                        18

Signatures                                                                 19

                        PART I - FINANCIAL STATEMENTS

Item 1. Financial Statements

                   FirstFed Financial Corp. and Subsidiary
                Consolidated Statements of Financial Condition
           (Dollars in thousands, except share and per share data)
                                 (Unaudited)

                                                        September 30,    December 31,    September 30,
                                                              2001          2000            2000
Assets
Cash and cash equivalents                               $   69,050     $   77,677     $    47,234
Investment securities, available-for-sale
  (at fair value)                                          120,679        136,537         142,375
Mortgage-backed securities, available-for-sale
  (at fair value)                                          311,342        374,405         381,074
Loans receivable, held-for-sale (fair value of
  $3,920, $2,246 and $1,422)                                 3,920          2,246           1,422
Loans receivable, net                                    3,941,950      3,627,038       3,536,906
Accrued interest and dividends receivable                   25,201         28,488          26,758
Real estate                                                    819          2,189           2,031
Office properties and equipment, net                         9,615         10,651          11,045
Investment in Federal Home Loan Bank
 (FHLB) stock, at cost                                      88,891         80,885          76,700
Other assets                                                22,993         25,126          26,681
                                                        $4,594,460     $4,365,242      $4,252,226

Liabilities
Deposits                                                $2,354,058     $2,165,047      $2,159,879
FHLB advances and other borrowings                       1,639,000      1,579,000       1,469,000
Securities sold under agreements to repurchase             228,716        294,110         321,822
Accrued expenses and other liabilities                      60,463         59,643          52,298
                                                         4,282,237      4,097,800       4,002,999

Commitments and Contingent Liabilities

Stockholders' Equity
Common stock, par value $.01 per share;
 authorized 100,000,000 shares; issued 23,359,272
23,299,707, and 23,293,799 shares, outstanding
 17,291,782, 17,232,217 and 17,226,309 shares                  234            233             233
Additional paid-in capital                                  33,587         32,540          31,725
Retained earnings - substantially restricted               350,803        313,411         302,629
Unreleased shares to employee stock ownership plan            (210)          (841)         (1,833)
Treasury stock, at cost, 6,067,490 shares                  (75,743)       (75,743)        (75,743)
    Accumulated other comprehensive earnings (loss),
     net of taxes                                            3,552         (2,158)         (7,784)
                                                           312,223        267,442         249,227
                                                        $4,594,460     $4,365,242      $4,252,226



         See accompanying notes to consolidated financial statements.

                   FirstFed Financial Corp. and Subsidiary
       Consolidated Statements of Operations and Comprehensive Earnings
           (Dollars in thousands, except share and per share data)
                                 (Unaudited)



                                           Three  Months  Ended       Nine Months  Ended
                                               September 30,             September 30,
                                              2001        2000         2001          2000
Interest income:
  Interest on loans                          $73,457     $71,967     $229,328     $199,580
  Interest on mortgage-backed securities       4,585       6,064       16,086       18,302
  Interest and dividends on investments        3,795       3,949       11,883       11,655
     Total interest income                    81,837      81,980      257,297      229,537
Interest expense:
  Interest on deposits                        22,889      25,832       74,690       73,470
  Interest on borrowings                      26,508      29,458       84,453       77,230
     Total interest expense                   49,397      55,290      159,143      150,700

Net interest income                           32,440      26,690       98,154       78,837
Provision for loan losses                          -           -            -            -
Net interest income
  after provision for losses                  32,440      26,690       98,154       78,837

Other income:
  Loan and other fees                          1,003         886        2,478        2,418
  Gain on sale of loans                          291          19          501           22
  Real estate operations, net                    609          58          383          496
   Other operating income                      1,116         987        3,305        3,157
     Total other income                        3,019       1,950        6,667        6,093

Non-interest expense
  Compensation                                 7,595       6,775       22,325       20,214
  Occupancy                                    2,201       2,022        6,180        5,999
  Other expenses                               3,942       3,479       10,961       10,878
     Total non-interest expense               13,738      12,276       39,466       37,091

Earnings before income taxes                  21,721      16,364       65,355       47,839
Income tax provision                           9,294       6,867       27,963       20,156
Net earnings                                $ 12,427     $ 9,497      $37,392      $27,683

Other comprehensive earnings,
 net of taxes                                  2,826       3,049        5,710          496
Comprehensive earnings                      $ 15,253     $12,546      $43,102      $28,179

Earnings per share:
  Basic                                     $   0.72     $  0.55      $  2.17      $  1.59
  Diluted                                   $   0.70     $  0.54      $  2.12 $       1.58

Weighted average shares outstanding:
  Basic                                   17,253,063  17,217,052   17,218,177   17,420,034
  Diluted                                 17,677,749  17,441,026   17,651,674   17,566,316


         See accompanying notes to consolidated financial statements.




                   FirstFed Financial Corp. and Subsidiary
                    Consolidated Statements of Cash Flows
                            (Dollars in thousands)
                                 (Unaudited)
                                                              Nine Months Ended
                                                                September 30,
                                                             2001           2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                               $ 37,392       $ 27,683
Adjustments to reconcile net earnings
  to net cash provided by (used in) operating activities:
  Net change in loans-held-for-sale                          (1,674)           881
  Depreciation                                                1,379          1,403
  Valuation adjustments on real estate sold                    (259)          (441)
  Amortization of fees and premiums/discounts                 2,853            691
  Decrease in servicing asset                                   180            345
  Change in deferred taxes                                   (1,811)        (1,878)
  (Increase) decrease in interest and dividends receivable    3,287         (4,933)
  Increase (decrease) in interest payable                    (4,538)         2,591
  Amortization of core deposit intangible assets              1,117            824
  Increase in other assets                                   (4,057)          (848)
  Increase in accrued expenses and other liabilities          5,161          5,929
   Total adjustments                                          1,638          4,564
     Net cash provided by operating activities               39,030         32,247

CASH FLOWS FROM INVESTING ACTIVITIES:
  Loans made to customers net of principal
   collection on loans                                     (186,452)      (347,402)
  Loans purchased                                          (132,625)        (9,044)
  Proceeds from sales of real estate owned                    4,154          4,713
  Proceeds from maturities and principal payments
   of investment securities available-for-sale               38,889         13,237
  Principal reductions on mortgage-backed securities
   available-for-sale                                        70,009         47,477
  Purchase of investment securities
   available-for-sale                                       (19,964)        (3,547)
  Purchase of FHLB stock                                     (4,025)        (1,162)
  Net cash from acquisition of loans and deposits                 -         32,866
  Other                                                      (2,308)        (2,200)
       Net cash used in investing activities               (232,322)      (265,062)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in savings deposits               189,011        (69,935)
  Net increase (decrease) in total borrowings                (5,394)       258,187
  Treasury stock purchases                                        -        (10,175)
  Other                                                       1,048            165
       Net cash provided by financing activities            184,665        178,242

  Net decrease in cash and cash equivalents                  (8,627)       (54,573)
  Cash and cash equivalents at beginning of period           77,677        101,807
  Cash and cash equivalents at end of period               $ 69,050       $ 47,234

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

4.Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141, Business Combinations ("SFAS No. 141") and Statement No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also applies to all business combinations using the purchase method completed after June 30, 2001. SFAS No. 141 specifies the criteria that intangible assets acquired in a purchase method business combination must meet in order to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their residual values, and reviewed for impairment in accordance with SFAS No.121, Accounting for the Impairment of Long-Lived Assets and for long-lived Assets to be Disposed Of.

The Company is required to adopt the provisions of SFAS No. 141 immediately and SFAS No. 142 effective January 1, 2002. As of September 30, 2001 the Company has no assets to be classified as goodwill under these new pronouncements. However, the Company does have core deposit intangible assets related to the acquisition of retail savings deposits. Under the provisions of SFAS No. 142, the Company expects to continue amortizing these intangible assets over their estimated useful lives. Amortization of the Company's core deposit intangible assets totaled $1.1 million and $2.0 million for the nine months ended September 30, 2001 and the year ended December 31, 2000, respectively. The Company does not expect any material adjustments to its core deposit intangible assets when SFAS No. 142 becomes effective.

On October 3, 2001, the Financial Accounting Standards Board (FASB or the Board) issued FASB Statement No. 144 (SFAS No. 144), Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that Statement. The statement is effective for fiscal years beginning after December 15, 2001 and must be adopted as of the beginning of the fiscal year. Management does not expect the implementation of SFAS No. 144 to have a material impact on the Company's consolidated financial statements.

Item 2.     Management's Discussion and Analysis of Financial Condition and
                       Results of Operations

Financial Condition

At September 30, 2001, FirstFed Financial Corp. (the "Company"), holding company for First Federal Bank of California and its subsidiaries (the "Bank"), had consolidated assets totaling $4.6 billion, compared to $4.4 billion at December 31, 2000 and $4.3 billion at September 30, 2000. The growth in total assets during the first nine months of 2001 is primarily attributable to an increase in the portfolio of loans, including mortgage-backed securities. The loan portfolio, including mortgage-backed securities, increased to $4.3 billion at September 30, 2001 from $4.0 billion at December 31, 2000 and $3.9 billion at September 30, 2000. The increase is primarily due to loan originations of $1.1 billion and loan purchases of $132.6 million during the first nine months of 2001. The increase was offset by loan payoffs and principal reductions which grew to $931.3 million for the first nine months of 2001 from $416.2 million for the first nine months of 2000. Payoff activity increased during the first nine months of 2001, as borrowers refinanced existing loans into new loans at lower rates.

The following is a summary of loan originations and purchases as of the dates indicated (dollars in thousands):

                Nine months ended                       Nine months ended
                  September 30,                           September 30,
                2001        2000                         2001       2000


Property Type:                            Loan Type:
Single family $ 798,130  $  526,891
Multi-family    300,084     298,016       Adjustable  $  292,081   $  811,785
Other           132,383      29,977       Fixed(1)       938,516       43,099


Total         $1,230,597 $  854,884       Total       $1,230,597   $  854,884



(1) This loan type includes fixed/adjustable hybrid loan products with initial repricing periods ranging from three to ten years.

Although the nation is experiencing an economic downturn, the housing industry still remains strong due to historically low interest rates on home mortgages. The Bureau of Economic Analysis reported that, although the Gross Domestic Product declined 0.4% during 2001, residential real estate investment posted a positive growth rate of 1.9%.

The Bank's operations are influenced by the real estate market in Southern California. Although the Southern California real estate market is beginning to show signs of weakness, home prices are expected to increase by 6.7% during 2001 compared to 6.2% in 2000. However, home prices are expected to increase by only 3.4% during 2002, according to the UCLA Anderson Forecast for California, September 2001 Report.

The Company's non-performing assets ratio remained modest at 0.23% of total assets as of September 30, 2001, compared to 0.19% as of December 31, 2000 and 0.25% as of September 30, 2000. (See "Non-performing Assets" for further discussion.)

The Company recorded net loan loss recoveries of $55 thousand for the third quarter of 2001 and net loan charge-offs of $170 thousand for the first nine months of 2001. For the comparable periods of last year, the Company recorded net loan charge-offs of $181 thousand for the third quarter and net loan loss recoveries of $605 thousand for first nine months. The Company did not record a provision for loan losses during the first nine months of 2001 or for the comparable 2000 period. The Bank's general valuation allowance was $70.9 million or 1.67% of total assets with loss exposure at September 30, 2001. This compares with $71.2 million or 1.81% at December 31, 2000 and $71.7 million or 1.91% at September 30, 2000. The Bank also maintains valuation allowances for impaired loans, which totaled $1.9 million at September 30, 2001 and $1.8 million at December 31, 2000 and September 30, 2000.

The following table shows the components of the Bank's portfolio of loans (including loans held for sale) and mortgage-backed securities by collateral type as of the dates indicated:

                                        September 30,      December 31,      September 30,
                                            2001                  2000          2000
                                                    (Dollars in thousands)
      REAL ESTATE LOANS:
        First trust deed residential loans:
         One to four units                   $2,230,456     $2,158,940     $2,118,180
         Five or more units                   1,437,704      1,308,440      1,286,042
            Residential loans                 3,668,160      3,467,380      3,404,222

      OTHER REAL ESTATE LOANS:
         Commercial and industrial              313,227        217,619        189,762
         Second trust deeds                       9,322          8,543          9,092
         Construction loans                         940              -              -
            Real estate loans                 3,991,649      3,693,542      3,603,076

       NON-REAL ESTATE LOANS:
         Manufactured housing                         -              -            518
         Deposit accounts                           576            576            497
         Commercial business loans               20,077         12,600         12,598
         Consumer                                18,683          6,946          4,971
            Loans receivable                  4,030,985      3,713,664      3,621,660

      LESS:
         General valuation allowance-
          loan portfolio                         70,581         70,809         71,363
         Valuation allowances - impaired loans    1,850          1,792          1,792
          Unrealized loan fees                   12,684         11,779         10,177
            Net loans receivable              3,945,870      3,629,284      3,538,328

      FHLMC AND FNMA MORTGAGE-
         BACKED SECURITIES (at fair value):
         Secured by single family dwellings     298,959        360,210        366,560
         Secured by multi-family dwellings       12,383         14,195         14,514
            Mortgage-backed securities          311,342        374,405        381,074
              TOTAL                          $4,257,212     $4,003,689     $3,919,402

The mortgage-backed securities portfolio, classified as available-for-sale, was recorded at fair value as of September 30, 2001. An unrealized gain of $2.2 million, net of taxes, was recorded in stockholders' equity as of September 30, 2001. This compares to net unrealized losses of $1.9 million as of December 31, 2000 and $6.6 million as of September 30, 2000.

The investment securities portfolio, classified as available-for-sale, was recorded at fair value as of September 30, 2001. An unrealized gain of $1.4 million, net of taxes, was reflected in stockholders' equity as of September 30, 2001. This compares to unrealized losses of $295 thousand as of December 31, 2000 and $1.2 million as of September 30, 2000.

Asset/Liability Management

Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from the interest rate risk inherent in its lending and deposit taking activities. Management actively monitors its interest rate risk exposure.

The Federal Reserve Board has decreased interest rates ten times thus far during 2001. The Bank's market risk profile remains substantially unchanged with regard to interest rate risk because over 74% of its loan portfolio is invested in adjustable rate products.

The one year GAP (the difference between rate-sensitive assets and liabilities repricing within one year or less) was a negative $252.6 million or 5.50% of total assets at September 30, 2001. In comparison, the one year GAP was a positive $515.2 million or 11.8% of total assets at December 31, 2000.

The change in the one year GAP from December 31, 2000 to September 30, 2001 is due to the fact that asset growth during the first nine months of 2001 was primarily in fixed/adjustable hybrid loan products that reprice for the first time in periods ranging from three to ten years. To a lesser extent, the Bank also lengthened the maturities of its borrowings.

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

Capital

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and percentages of total capital to risk-weighted assets. The Bank meets the standards necessary to be deemed well capitalized under the applicable regulatory requirements. The following table summarizes the Bank's actual capital and required capital as of September 30, 2001:


                                    Tangible        Core            Risk-based
                                     Capital       Capital           Capital
                                              (Dollars in thousands)
Actual Capital:
     Amount                          293,485        293,485        326,015
    Ratio                               6.41%          6.41%         12.71%
Minimum required capital:
     Amount                           68,696        183,189        205,146
     Ratio                              1.50%           4.0%           8.0%
Well capitalized required capital:
     Amount                                -        228,986        256,432
     Ratio                                 -            5.0%          10.0%


Results of Operations

The Company reported consolidated net earnings of $12.4 million for the third quarter of 2001 compared to net earnings of $9.5 million for the third quarter of 2000. Quarterly earnings improved over last year due to increased interest income resulting from growth in average interest-earning assets and higher interest rate spreads.

The Company reported consolidated net earnings of $37.4 million for the first nine months of 2001, compared to $27.7 million for the same period last year. The increase in year-to-date net earnings resulted primarily from the same factors that affected quarterly earnings.


Loan Loss Allowances

Listed below is a summary of activity in the Bank's general valuation allowance and the valuation allowance for impaired loans during the periods indicated:

                                        Nine Months Ended September 30, 2001
                                          General     Impaired
                                          Valuation   Valuation
                                        Allowances    Allowances      Total
                                                   (Dollars in thousands)

Balance at December 31, 2000             $70,809       $ 1,792      $72,601
Provision                                    (58)           58            -
Charge-offs:
   Single family                            (259)            -         (259)
   Multi-family                              (52)            -          (52)
   Land                                      (53)            -          (53)

Total charge-offs                           (364)            -         (364)
Recoveries                                   194             -          194
Net charge-offs                             (170)            -         (170)
Balance at September 30, 2001            $70,581       $ 1,850      $72,431


                                         Nine Months Ended September 30, 2000
                                           General       Impaired
                                          Valuation     Valuation
                                        Allowances      Allowances    Total
                                                   (Dollars in thousands)

Balance at December 31, 1999             $69,954       $ 2,596      $72,550
Charge-offs:
   Single family                            (613)            -         (613)
   Multi-family                                -          (804)        (804)
   Commercial                               (105)            -         (105)
   Non-real estate                          (171)            -         (171)
Total charge-offs                           (889)         (804)      (1,693)
Recoveries                                 2,298             -        2,298
Net recoveries (charge-offs)               1,409          (804)         605
Balance at September 30, 2000            $71,363       $ 1,792      $73,155


Management is unable to predict future levels of loan loss provisions. Among other things, future loan loss provisions are based on the level of loan charge-offs, foreclosure activity, and the economic climate in Southern California.

The Bank maintains a repurchase liability for loans sold with recourse which totaled $12.8 million as of September 30, 2001, December 31, 2000 and September 30, 2000. This liability was 9.68% of loans sold with recourse as of September 30, 2001, compared to 8.75% as of December 31, 2000 and 8.27% as of September 30, 2000. The balance of loans sold with recourse totaled $132.4 million, $146.5 million and $155.0 million as of September 30, 2001, December 31, 2000 and September 30, 2000, respectively. The Bank has not entered into any new recourse arrangements for over ten years.

The Bank also maintains a general valuation allowance for real estate acquired by foreclosure, which totaled $350 thousand at September 30, 2001, December 31, 2000 and September 30, 2000. This allowance is to be used to offset deterioration of property value after acquisition of the foreclosed real estate. See "Non-performing Assets" for additional discussion on foreclosed real estate.


Net Interest Income

During the first nine months of 2001, the interest rate spread increased to 2.67% from 2.34% for the same period of the prior year. The COFI Index (on a lagged basis) determines the yield on over 72% of the loan portfolio. Despite recent interest rate decreases, the Index in effect during the nine months ended September 30, 2001 increased by 0.26% compared to the same period of the prior year. However, during the same time period, the Company's average cost of funds decreased by 0.24%.

On a quarterly basis, the Bank's interest rate spread increased to 2.70% for the third quarter of 2001 from 2.31% for the third quarter of last year. The Index in effect during the third quarter of 2001 decreased by 0.48% compared to the prior year third quarter. However, the Bank's average cost of funds decreased by 0.96% compared to the third quarter of the prior year.

The following table sets forth: (i) the average daily dollar amounts of and average yields earned on loans, mortgage-backed securities and investment securities, (ii) the average daily dollar amounts of and average rates paid on savings and borrowings, (iii) the average daily dollar differences, (iv) the interest rate spreads, and (v) the effective net spreads for the periods indicated:


                                   During the Nine Months Ended September 30,

                                             2001               2000
                                                (Dollars in thousands)
Average loans and mortgage-backed
 securities                                   $4,166,834      $3,740,957
Average investment securities                    191,132         163,052
Average interest-earning assets                4,357,966       3,904,009
Average savings deposits                       2,279,646       2,121,575
Average borrowings                             1,903,414       1,652,719
Average interest-bearing liabilities           4,183,060       3,774,294
Excess of interest-earning assets over
 interest-bearing liabilities                 $  174,906      $  129,715

Yields earned on average interest
 earning assets                                     7.75%           7.66%
Rates paid on average interest-
 bearing liabilities                                5.08            5.32
Net interest rate spread                            2.67            2.34
Effective net spread(1)                             2.88            2.52


Total interest income                         $  253,403      $  224,414
Total interest expense                           159,117         150,673
                                                  94,286          73,741
Total other items(2)                               3,868           5,096
Net interest income                           $   98,154      $   78,837

                                   During the Three Months Ended September 30,
                                             2001               2000
                                             (Dollars in thousands)
Average loans and mortgage-backed
 securities                                   $4,237,617      $3,908,839
Average investment securities                    174,266         148,535
Average interest-earning assets                4,411,883       4,057,374
Average savings deposits                       2,335,125       2,146,262
Average borrowings                             1,895,224       1,787,548
Average interest-bearing liabilities           4,230,349       3,933,810
Excess of interest-earning assets over
 interest-bearing liabilities                $   181,534      $  123,564

Yields earned on average interest
 earning assets                                     7.32%           7.90%
Rates paid on average interest-
 bearing liabilities                                4.63            5.59
Net interest rate spread                            2.70            2.31
Effective net spread(1)                             2.89            2.48

Total interest income                        $    80,786      $   80,096
Total interest expense                            49,389          55,281
                                                  31,397          24,815
Total other items(2)                               1,043           1,875
Net interest income                          $    32,440      $   26,690

(1) The effective net spread is a fraction, the denominator of which is the average dollar amount of interest-earning assets, and the numerator of which is net interest income (excluding stock dividends and miscellaneous interest income).
(2) Includes Federal Home Loan Bank Stock dividends and other miscellaneous items.

Non-Interest Income and Expense

Loan and other fees were $1.0 million and $2.5 million for the third quarter and first nine months of 2001, respectively, compared to $886 thousand and $2.4 million for the third quarter and first nine months of 2000, respectively. The increase in loan and other fees is primarily due to increased prepayment penalties.

Gain on sale of loans results primarily from loan fees recognized at the time of sale. Gain on sale of loans increased to $291 thousand and $501 thousand for the third quarter and first nine months of 2001, respectively, compared to gains of $19 thousand and $22 thousand for the third quarter and first nine months of 2000, respectively. The volume of loans sold totaled $17.7 million and $48.6 million during the third quarter and first nine months of 2001, respectively, compared to $1.6 and $5.5 million, respectively, for the same periods of 2000. The increase in loans originated for sale is due to higher borrower demand for 15-year and 30-year fixed rate loans compared to last year.

Real estate operations resulted in gains of $609 thousand and $383 thousand for the third quarter and first nine months of 2001, respectively. This compares to net gains of $58 thousand and $496 thousand for the third quarter and first nine months 2000, respectively. Real estate operations increased during the third quarter of 2001 due to recoveries of prior losses on real estate sold. Real estate operations also include gains and losses on the sale of foreclosed properties as well as operational income and expense during the holding period.

Non-interest expense increased to $13.7 million and $39.5 million during the third quarter and first nine months of 2001, respectively, compared with $12.3 million and $37.1 million for third quarter and first nine months of 2000, respectively. The increase in non-interest expense during the third quarter of 2001 resulted from higher compensation and incentive payments due to an increase in business volume. Expenses during the first nine months of 2001 also increased due to higher compensation and incentive costs. Other expenses increased by $463 thousand during the third quarter of 2001 compared to the same period last year due to higher operating costs resulting from increased business voulme.

The ratio of non-interest expense to average assets increased to 1.20% for the third quarter of 2001 from 1.16% for the third quarter of 2000 due to increased incentives and higher operating costs resulting from increased business volume.

On a year to date basis, the ratio of non-interest expense to average assets decreased to 1.17% for the first nine months of 2001 from 1.21% for the first nine months of 2000. The decrease is due to growth in average assets.

Non-accrual, Past Due, Modified and Restructured Loans

The Bank accrues interest earned but uncollected for every loan without regard to its contractual delinquency status and establishes a specific interest allowance for each loan which becomes 90 days or more past due or is in foreclosure. Loans requiring delinquent interest allowances (non-accrual loans) totaled $10.1 million at September 30, 2001 compared with $6.3 million at December 31, 2000 and $9.0 million at September 30, 2000.

The amount of interest allowance for loans 90 days or more delinquent or in foreclosure was $585 thousand, $511 thousand, and $605 thousand, respectively, as of September 30, 2001, December 31, 2000, and September 30, 2000.

Delinquent loans as a percentage of the Bank's total loan portfolio for the periods indicated are as follows:

                                            September 30,  December 31,   September 30,
                                              2001           2000           2000
                                                   Percentage of Portfolio
Period of delinquency
1 monthly payment                              0.34%          0.39%          0.29%
2 monthly payments                             0.01%          0.12%          0.03%
3 or more monthly payments or in foreclosure   0.25%          0.17%          0.23%

The Bank has debt restructurings that result from temporary modifications of principal and interest payments. Under these arrangements, loan terms are typically reduced to no less than a monthly interest payment required under the note. Any loss of revenues under the modified terms would be immaterial to the Bank. Generally, if the borrower is unable to return to scheduled principal and interest payments at the end of the modification period, foreclosure proceedings are initiated. As of September 30, 2001, the Bank had modified loans totaling $7.4 million net of loan loss allowances totaling $1.9 million. No modified loans were 90 days or more delinquent as of September 30, 2001.

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

The following is a summary of impaired loans, net of valuation allowances for impairment, as of the dates indicated:

                               September 30,     December 31,   September 30,
                                    2001             2000          2000
                                          (Dollars in thousands)

Non-accrual loans                 $ 3,603          $    -          $    -
Modified loans                      6,478           8,770           8,813
Other impaired loans                    -               -               -
                                  $10,081          $8,770          $8,813

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

All impaired loans were measured using the fair value method as of September 30, 2001, December 31, 2000 and September 30, 2000.

Impaired loans for which valuation allowances had been established totaled $3.5 million for the quarter ended September 30, 2001 and $3.7 million for both the quarters ended December 31, 2000 and September 30, 2000. Impaired loans for which there was no valuation allowance established totaled $6.6 million for the quarter ended September 30, 2001 and $5.1 million for both the quarters ended December 31, 2000 and September 30, 2000. See "Results of Operations" for an analysis of activity in the valuation allowance for impaired loans.

As of September 30, 2001, the Bank had $3.6 million in non-performing impaired loans. There were no non-performing impaired loans as of December 31, 2000 and September 30, 2000.

Cash payments received from impaired loans are recorded in accordance with the contractual terms of the loan. The principal portion of the payment is used to reduce the principal balance of the loan, whereas the interest portion is recognized as interest income.

The average recorded investment in impaired loans for the quarter ended September 30, 2001 was $10.1 million and $8.8 million for both the quarters ended December 31, 2000 and September 30, 2000. The amount of interest income recognized on the cash basis for impaired loans during the quarters ended September 30, 2001, December 31, 2000 and September 30, 2000 was $128 thousand, $183 thousand and $176 thousand, respectively. Interest income recognized under the accrual basis for the quarters ended September 30, 2001, December 31, 2000 and September 30, 2000 was $124 thousand, $184 thousand and $179 thousand, respectively.

Asset Quality

The following table sets forth certain asset quality ratios of the Bank at the dates indicated:

                                 September 30,     December 31,    September 30,
                                      2001            2000            2000
Non-Performing Loans to
 Loans Receivable (1)                0.25%            0.17%            0.23%

Non-Performing Assets to
 Total Assets(2)                     0.23%            0.19%            0.25%

Loan Loss Allowances to
 Non-Performing Loans (3)          701.27%         1132.19%          797.88%

General Loss Allowances to
 Assets with Loss Exposure (4)       1.67%            1.81%            1.91%



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

Non-performing Assets

The Bank defines non-performing assets as loans delinquent over 90 days (non-accrual loans), loans in foreclosure and real estate acquired by
foreclosure  (real  estate  owned).  An  analysis  of  non-performing   assets
follows as of the dates indicated:
                                  September 30,    December 31,  September 30,
                                       2001            2000            2000
                                            (Dollars in thousands)
Real estate owned:
Single family                         $ 1,140        $ 2,507        $ 2,348
Less:
General valuation allowance              (350)          (350)          (350)
    Total real estate owned               790          2,157          1,998

Non-accrual loans:
Single family                           9,075          5,603          6,798
Multi-family                              989            662          1,923
Commercial real estate                      -              -            293
Consumer                                   12
Less:
   Valuation allowances (1)               (79)          (123)          (558)
    Total non-accrual loans             9,997          6,142          8,456
Total non-performing assets           $10,787         $8,299        $10,454
     __________________________

(1) Includes loss allowances on other non-performing loans requiring fair value adjustments.


Real estate owned and non-accrual loans, while varying slightly from quarter to quarter, have remained at very low levels for the last few years due to strength in the Southern California real estate market. There was no multi-family real estate owned as of September 30, 2001, December 31, 2000 or September 30, 2000.

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

Deposits accepted by retail banking offices increased by $59.0 million and by $148.3 million during the third quarter and first nine months of 2001, respectively. Retail deposits comprised 80% of total savings deposits as of September 30, 2001.

Telemarketing deposits increased by $5.4 million and $89.5 million during the third quarter and first nine months of 2001, respectively. These deposits are normally large deposits from pension plans, managed trusts and other financial institutions. These deposit levels fluctuate based on the attractiveness of the Bank's rates compared to returns available to investors on alternative investments. Telemarketing deposits comprised 6% of total deposits at September 30, 2001.

Deposits acquired from national brokerage firms ("brokered deposits") increased by $14.1 million but decreased by $48.9 million during the third quarter and first nine months of 2001, respectively. Because the Bank has sufficient capital to be deemed "well-capitalized" under the standards established by the Office of Thrift Supervision, it may solicit brokered funds without special regulatory approval. The increase in brokered deposits during the third quarter of 2001 is the result of investor concerns about the stock market as an alternative investment source. At September 30, 2001, brokered deposits comprised 14% of total deposits.

Total borrowings decreased by $70.9 million and $5.4 million during the third quarter and first nine months of 2001, respectively. The decreases resulted from cash flows from loan payoffs which were at record high levels. Refinancing activity increased due to the availability of mortgages at lower interest rates during 2001.

Internal  sources of funds  include  both  principal  payments  and payoffs on loans and mortgage-backed securities, loan sales, and positive cash flows from operations. Principal payments include amortized principal and prepayments that are a function of real estate activity and the general level of interest rates.

Total principal payments on loans and mortgage-backed securities were $365.8 million and $931.3 million for the third quarter and first nine months of 2001, respectively. This compares with principal payments of $162.2 million and $416.2 million for the third quarter and first nine months of 2000, respectively. As mentioned above, refinancing activity increased during 2001 due to the availability of lower interest rates on mortgages.

Loan sales were $17.7 million and $48.6 million for the third quarter and first nine months of 2001, compared with sales of $1.6 million and $5.5 million for the third quarter and first nine months of 2000. The increase is due to a higher volume of fixed rate loans originated for sale.

                         PART II - OTHER INFORMATION


 Item 6. Exhibits and Reports on Form-8K


(3.1) Restated Certificate of Incorporation filed as Exhibit 3.1 to Form 10-K for the fiscal year ended December 31, 1999 and incorporated by reference.
(3.2) By-laws  filed as Exhibit  (1)(a) to Form 8-A dated  September  4, 1987 and incorporated by reference.
(4.1) Amended and Restated Rights Agreement dated as of September 25, 1998, filed as Exhibit 4.1 to Form 8-A/A, dated September 25, 1998 and incorporated by reference.
(10.1)Deferred Compensation Plan filed as Exhibit 10.3 to Form 10-K for the fiscal year ended December 31, 1983 and incorporated by reference. (10.2)Bonus Plan filed as Exhibit 10(iii)(A)(2) to Form 10 dated November 2,
      1993 and incorporated by reference.
(10.3)Supplemental Executive Retirement Plan dated January 16, 1986 filed as
      Exhibit 10.5 to Form 10-K for the fiscal year ended December 31, 1992 and incorporated by reference.
(10.4)Change of Control Agreement effective September 26, 1996 filed as
      Exhibit 10.4 to Form 10-Q for the Quarter ended September 30, 1996 and Amendment filed as Exhibit 10.3 10.4 for change of control to Form 10-Q for the Quarter ended September 30, 2000 and incorporated by reference.
(10.5)1997 Non-employee Directors Stock Incentive Plan filed as Exhibit 1 to
      Form S-8 dated August 12, 1997 and Amendment filed as Exhibit 10.5 to Form 10-Q for the Quarter ended September 30, 2000, and incorporated by reference.
(21) Registrant's sole subsidiary is First Federal Bank of California, a federal savings bank.
(24)  Power of Attorney.


(b) Reports on Form 8-K

       The Company filed current reports on Form 8-K during the quarter ended September 30, 2001 on the following dates: July 26, 2001, August 16, 2001, August 17, 2001 and September 25, 2001. These reports are related to the release of the Company's second quarter earnings and the disclosure of certain other financial data.

                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                       FIRSTFED FINANCIAL CORP.
                                        Registrant

                                       Date:   November 13, 2001


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