Form 10-K
period 2001-12-31
FIRSTFED FINANCIAL CORP
filed 2002-03-19
CIK 810536

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-K
(Mark One)
[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended December 31, 2001
                                      OR
[  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Transition Period from     N/A   to _____

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

The   approximate   aggregate   market   value  of  the  voting  stock  held  by
non-affiliates of the Registrant as of February 5, 2002: $399,729,000.

The number of shares of Registrant's $0.01 par value common stock outstanding as of February 5, 2002: 17,252,604

                  DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Annual Meeting of Stockholders, April 24, 2002 (Parts III & IV).

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (sub-section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

                           FirstFed Financial Corp.
                                    Index


                                                                       Page

Part I  Item 1.  Business..........................................       3
        Item 2.  Properties........................................      22

        Item 3.  Legal Proceedings.................................      22
        Item 4.  Submission of Matters to a Vote of Security Holders     22

Part II Item 5.  Market for Registrant's Common Equity and Related
                 Stockholder Matters...............................      22

        Item 6.  Selected Financial Data...........................      23
        Item 7.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations...............      24
        Item 8.  Financial Statements and Supplementary Data.......      41
                 Notes to Consolidated Financial Statements........      45
                 Independent Auditors' Report......................      74
        Item 9.  Changes In and Disagreements with Accountants on
                 Accounting and Financial Disclosure...............      75

Part III
        Item 10. Directors and Executive Officers of the Registrant      75
        Item 11. Executive Compensation............................      75
        Item 12. Security Ownership of Certain Beneficial Owners and
                 Management........................................      75
        Item 13. Certain Relationships and Related Transactions....      75

Part IV Item 14. Exhibits, Consolidated Financial Statement
                 Schedules, and Reports on Form 8K.................      76

Signatures.........................................................      77
Power of Attorney..................................................      78

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

     At December 31, 2001, the Company had assets totaling $4.7 billion, compared to $4.4 billion at December 31, 2000 and $3.9 billion at December 31, 1999. The Company recorded net earnings of $50.3 million for 2001, compared to net earnings of $38.5 million for 2000 and $33.3 million for 1999. Results for 1999 included an extraordinary item of $2.2 million, which resulted from a loss recorded on the early extinguishment of debt. Net earnings before extraordinary items totaled $35.4 million for 1999.

     The Bank derives its revenues principally from interest on loans and investments, loan origination fees and servicing fees on loans sold. Its major items of expense are interest on deposits and borrowings, and general and administrative expense.

     As of February 15, 2002, the Bank operated 29 retail savings branches, all located in Southern California. The increased number of branches resulted from the acquisition in November 2001 of Frontier State Bank and Del Amo Savings Bank. Permission to operate all full-service branches must be granted by the Office of Thrift Supervision ("OTS"). In addition to its retail branches, the Bank operates a retail call center, which conducts transactions with deposit customers by telephone.

     The Bank's principal loan market is Southern California. The Bank has a residential lending group which includes a retail lending division with four loan offices, a wholesale loan office, a correspondent lending group, and "LENDFFB", a loan origination group which operates primarily by telephone.

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

     The Bank's primary market is the Los Angeles County area of Southern California. According to the UCLA Anderson Forecast for California, December 2001 Report ("Forecast"), California, like the rest of the nation, entered into a recession during 2001. The recession is expected to be short-lived for the nation, as well as California, with a slow rebound starting in the second quarter of 2002. Average unemployment levels in California are expected to rise from 5.2% in 2001 to 6.2% for both 2002 and 2003. The rise in unemployment is due to decreased employment levels in the state's service sector (particularly computer service jobs.) Personal income in California, which increased by 2.1% in 2001, is expected to increase by only 1.3% from 2001 to 2002 but is expected to improve by 5.6% from 2002 to 2003.

     Real estate prices in Southern California are expected to remain stable over the next several years due to the low production of new housing units and moderate interest rates. According to the Forecast, home values in Los Angeles County increased by 7.3% during 2001, but are expected to increase by only 3.8% in 2002 and 3.5% in 2003.

     Consistent with the favorable real estate climate in the greater Los Angeles area, the Bank's non-performing assets declined to 0.17% of total assets at the end of 2001 from 0.19% at the end of 2000 and 0.40% at the end of 1999.

                                      3

     The Bank monitors the sufficiency of the collateral supporting its loan portfolio based on many factors including the property location, the date of loan origination and the original loan-to-value ratio. The Bank adjusts its general allowance for anticipated loan losses as a result of these evaluations. No provision for loan losses was necessary during 2001, 2000 or 1999.

     The ratio of the general valuation allowance to the Bank's assets with loss exposure (the Bank's loan portfolio, real estate owned, loan commitments, and potential loan buybacks) was 1.70% at the end of 2001 compared to 1.81% at the end of 2000 and 2.15% at the end of 1999. The decline in the ratio over the last three years is due to asset growth. See "Business - Loan Loss Allowance" for additional information.

     The Bank also maintains a separate valuation allowance for impaired loans and a repurchase liability for loans sold with recourse. See "Business - Loan Loss Allowance" for additional information regarding valuation allowances for these loans.

     Current Interest Rate Environment. In its attempts to encourage economic activity at the national level, the Federal Reserve Board ("FRB") decreased interest rates eleven times during 2001. This is in contrast to 2000 and 1999 when the FRB increased interest rates three times during each year. Through March 5, 2002, the FRB has not changed interest rates.

     The Bank's interest rate spread typically increases in a decreasing interest rate environment, (savings and borrowing costs decrease immediately while the loan portfolio yield stays approximately the same or decreases slowly). The reverse is true during periods of increasing interest rates. Changes in interest rates have a moderate impact on the Bank's loan portfolio due to the interest rate adjustment features of its loans. There is also a time lag before changes in interest rates can be implemented with respect to the Bank's loan portfolio due to operational and regulatory constraints. These constraints do not allow the Bank to pass through monthly changes in the primary index utilized for the majority of its adjustable rate loan customers for a period of ninety days.

     The Bank's interest rate spread increased to 2.71% in 2001 from 2.37% in 2000 because the cost of its deposits and borrowings decreased more quickly than the rates earned on its loan portfolio. The decrease to 2.37% in 2000 from 2.50% in 1999 was due to the fact that the cost of its deposits and borrowings increased more quickly than the rates earned on the loan portfolio. It is expected that the Bank's interest rate spread will compress during 2002 because the loan yield on adjustable rate mortgages will decrease due to the ninety-day time lag mentioned above. However, the Bank's cost of funds may remain stable or decrease at a much slower pace, particularly if the FRB does not decrease interest rates further in the near future. See "Asset-Liability Management" and "Components of Earnings - Net Interest Income" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information.

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

     The Bank competes for real estate loans primarily with savings institutions, commercial banks, mortgage companies and insurance companies. The primary factors in competing for loans are interest rates, loan fees, interest rate caps, interest rate adjustment provisions and the quality and extent of service to borrowers and mortgage brokers.

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

     Business Concentration. The Bank has no single customer or group of customers, either as depositors or borrowers, the loss of any one or more of which would have a material adverse effect on the Bank's operations or earnings prospects.
                                       4

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

     Loan originations and purchases were $1.5 billion in 2001, $1.1 billion in 2000, and $944.1 million in 1999. Loan origination volume has improved over the last three years due to an increase in real estate activity in the Bank's market areas. The above amounts include loan purchases totaling $132.6 million during 2001, $139.5 million during 2000 and $122.8 million during 1999.

     Loans sold totaled $61.2 million in 2001, $9.5 million in 2000 and $133.0 million in 1999. For the year ended December 31, 2001, $64.2 million in loans were originated for sale compared to $10.9 million for 2000 and $120.6 million in 1999. Loans originated for sale totaled 5%, 1% and 14% of loan originations during 2001, 2000 and 1999, respectively. The increase in loans originated for sale is due to borrower preference for 30-year and 15-year fixed rate loans, which were available to borrowers at lower interest rates in 2001 compared to 2000. The Bank originates 30-year and 15-year fixed rate loans only for sale.

     Loans held-for-sale at December 31, 2001, 2000 and 1999 were $5.2 million, $2.2 million and $2.3 million, respectively, constituting 0.13%, 0.06% and 0.08%, respectively, of the Bank's total loans at such dates.

     Loans originated for sale are recorded at the lower of cost or fair value. The time from origination to sale typically takes up to 30 days. During this time period the Bank may be exposed to price adjustments as a result of fluctuations in market interest rates.

     The Bank structures mortgage-backed securities with loans from its loan portfolio for use in collateralized borrowing arrangements. In exchange for the improvement in credit risk when the mortgage-backed securities are formed, guarantee fees are paid to the Federal Home Loan Mortgage Corporation ("FHLMC") or the Federal National Mortgage Association ("FNMA"). No loans were converted into mortgage-backed securities during 2001, 2000 or 1999. The Bank originated all loans underlying the mortgage-backed securities that it owns. Therefore, mortgage-backed securities generally have the same experience with respect to prepayment, repayment, delinquencies and other factors as the remainder of the Bank's portfolio.

     The portfolio of mortgage-backed securities was recorded at fair value as of December 31, 2001, 2000 and 1999. A positive fair adjustment of $1.9 million, net of tax, was recorded for mortgage-backed securities during 2001. Negative fair value adjustments for mortgage-backed securities totaling $1.9 million and $6.6 million, net of taxes, were recorded in stockholders' equity at December 31, 2000 and 1999, respectively.

     The Bank serviced $257.6 million in loans for other investors as of December 31, 2001. $126.4 million of these loans were sold under recourse arrangements. The Bank has an additional $10.8 million in loans that were formed into mortgage-backed securities with recourse features, but were still owned by the Bank as of December 31, 2001. Due to regulatory requirements, the Bank maintains capital for loans sold with recourse as if those loans had not been sold. The Bank had been active in these types of transactions in the past, but has not entered into any new recourse arrangements since 1989 when a change in the capital regulations took effect. Loans sold with recourse are analyzed in determining the adequacy of the repurchase liability. The decrease in the principal balance of loans sold with recourse to $126.4 million at the end of 2001 from $146.5 million at the end of 2000 and $178.7 million at the end of 1999 is due to loan amortization and payoffs.

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

     The Bank also originates adjustable rate loans with initial fixed interest rates for periods ranging from 3 to 10 years. By policy, the Bank will either match the fixed rate period of these loans with borrowings for the same term or will hold unmatched fixed rate loans in its portfolio up to 5%of total assets. Loans originated under this program totaled $1.0 billion in 2001, $75.9 million in 2000 and $205.7 million in 1999. Adjustable rate loans with initial fixed interest rates were popular during 2001 because their initial interest rates were competitive with longer term fixed rate loan products.

     Under current portfolio loan programs, the Bank normally lends no more than 95% of a single family property's appraised value at the time of loan origination. In addition, the Bank has special Community Reinvestment Act loan programs in which it lends up to 95% of the property's appraised value.

     The Bank generally requires that borrowers obtain private mortgage insurance on loans in excess of 80% of the appraised property value. On certain loans originated for the portfolio, the Bank charges premium rates and/or fees in exchange for waiving the insurance requirement. Management believes that the additional rates and fees that the Bank receives for these loans compensate for the additional risk associated with this type of loan. Subsequent to the origination of a portfolio loan, the Bank may purchase private mortgage insurance with its own funds. Under certain mortgage insurance programs the Bank acts as co-insurer and participates with the insurer in absorbing any future loss. As of December 31, 2001, 2000 and 1999, loans with co-insurance totaled $140.4 million, $212.6 million and $176.7 million, respectively. Loans over 80% loan-to-value, for which there was no private mortgage insurance, totaled $354.5 million at December 31, 2001, $268.2 million at December 31, 2000 and $274.2 million at December 31, 1999.

     Because AML loan-to-value ratios may increase above those established at the time of loan origination due to negative amortization, the Bank rarely lends in excess of 90% of the appraised value on AMLs. When the Bank does lend in excess of 90% of the appraised value, additional fees and higher rates are charged. The amount of negative amortization recorded by the Bank increases during periods of rising interest rates. As of December 31, 2001, negative amortization on all loans serviced by the Bank was immaterial.

     Although regulations permit a maximum loan term of 40 years for real estate secured home loans and 30 years for other real estate loans, the majority of the Bank's real estate loans provide for a maximum maturity period of 30 years or less. Loans with 40-year terms constituted 4%, 6% and 8% of loan originations during 2001, 2000 and 1999, respectively.

     The following table shows the contractual remaining maturities of the Bank's loans at December 31, 2001:

                                               Loan Maturity Analysis
                                                    Maturity Period

                                                    >1 Year
                                  Total     1 Year    To 5       >5-10     >10-20       >20-30     >30
                                 Balance    or Less   Years      Years     Years        Years      years
                                                (Dollars In Thousands)
Interest rate sensitive loans:
 AMLs...............            $3,946,047  $80,962   $743,297   $638,758  $1,385,898   $1,018,555 $78,577
 Fixed-rate loans...                70,713    3,413     25,094     24,759      11,692        5,742      13
 Commercial business loans          18,882    4,534     14,348          -           -            -       -
 Construction loans.                38,060   17,505     20,555          -           -            -       -
 Consumer and other loans           20,813   18,437      1,879        487          10            -       -
 Total..............            $4,094,515 $124,851   $805,173   $664,004  $1,397,600   $1,024,297 $78,590

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

     The following is a summary of non-accrual loans for which delinquent interest allowances had been established as of the end of each of the periods indicated:

                               % of          % of           % of             % of            % of
                        2001   Total   2000  Total  1999    Total   1998     Total   1997    Total
                                              (Dollars In Thousands)
Non-accrual Loans:
Single family......... $6,062   93%  $5,603  89%    $9,626  70%     $12,270  42%     $16,799  49%
Multi-family..........    422    6      662  11      3,995  29       13,005  44       15,785  46
Commercial   ..             -    -        -   -        225   1        4,040  14        1,533   5
Consumer                   16    1        -   -          -   -            -   -            -   -
   Total Non-accrual
    Loans............. $6,500  100%  $6,265 100%   $13,846 100%     $29,315 100%     $34,117 100%

     The allowance for delinquent interest, based on loans past due more than 90 days or in foreclosure, totaled $504 thousand, $511 thousand, $720 thousand, $1.9 million and $1.8 million at December 31, 2001, 2000, 1999, 1998 and 1997, respectively.

     The Bank's modified loans result primarily from temporary modifications of principal and interest payments. Under these arrangements, loan terms are typically reduced to no less than a monthly interest payment required under the note. If the borrower is unable to return to scheduled principal and interest payments at the end of the modification period, foreclosure proceedings are initiated or the modification period may be extended. As of December 31, 2001, the Bank had modified loans totaling $7.4 million, net of loan loss allowances of $1.9 million. This compares with modified loans totaling $9.6 million, net of loan loss allowances of $1.9 million as of December 31, 2000 and $7.4 million, net of loan loss allowances of $2.6 million as of December 31, 1999. No modified loans were 90 days or more delinquent as of December 31, 2001, 2000 or 1999.

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

     Valuation allowances for impaired loans totaled $1.9 million, $1.8 million and $2.6 million as of December 31, 2001, 2000 and 1999, respectively. The following is a summary of impaired loans, net of valuation allowances for impairment, for the periods indicated:

                                              December 31,
                                  2001            2000              1999
                                      (Dollars In Thousands)

Non-accrual loans .....   $        978     $         -      $      2,079
Modified loans.........          6,416           8,770             6,534
Other impaired loans...              -               -             2,820
                          $      7,394     $     8,770      $     11,433

     When a loan is considered impaired the Bank measures impairment based on the present value of expected future cash flows (over a period not to exceed 5 years) discounted at the loan's effective interest rate. However, if the loan is "collateral-dependent" or a probable foreclosure, impairment is measured based on the fair value of the collateral. When the measure of an impaired loan is less than the recorded investment in the loan, the Bank records an impairment allowance equal to the excess of the Bank's recorded investment in the loan over its measured value. As of December 31, 2001, December 31, 2000, and December 31, 1999, impaired loans totaling $3.9 million, $5.1 million, and $3.9 million, respectively, had no valuation allowances established. All impaired loans were measured using the fair value method as of December 31, 2001, December 31, 2000 and December 31, 1999, with values totaling $7.4 million, $8.8 million and $11.4 million, respectively.

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

     The  following  is an  analysis  of the  activity  in the Bank's  valuation
allowance  for  impaired  loans  during  the  periods   indicated   (dollars  in
thousands):

Balance at December 31, 1998..           $  7,634
  Provision for loan losses...                  -
  Net charge-offs.............             (5,038)
Balance at December 31, 1999..              2,596
  Provision for loan losses...                  -
  Net charge-offs.............               (804)
Balance at December 31, 2000..              1,792
......Provision for loan losses                 58
  Net charge-offs.............                  -
Balance at December 31, 2001..            $ 1,850

     Cash payments received from impaired loans are recorded in accordance with the contractual terms of the loan. The principal portion of the payment is used to reduce the principal balance of the loan, whereas the interest portion is recognized as interest income.

     The average recorded investment in impaired loans during 2001, 2000 and 1999 was $7.4 million, $8.8 million and $11.4 million, respectively. The amount of interest income recognized from impaired loans during 2001, 2000 and 1999 was $597 thousand, $706 thousand and $1.0 million, respectively, under the cash basis method of accounting. Interest income that was recognized under the accrual basis method of accounting for 2001, 2000 and 1999 totaled $587 thousand, $712 thousand and $997 thousand, respectively.

     The table below shows the Bank's net investment in non-accrual loans which were determined to be impaired, by property type, as of the periods indicated:

                                              December 31,
                                  2001            2000             1999
                                      (Dollars In Thousands)

Single family .......          $   978         $     -          $   987
Multi-family.........                -               -            1,092
                               $   978         $     -          $ 2,079

Loan Loss Allowance

     The Bank maintains a general valuation allowance for loan losses for the inherent risks in the loan portfolio which have yet to be specifically identified. Management evaluates the adequacy of the valuation allowance on a quarterly basis. This evaluation is based on a detailed analysis of the entire loan portfolio; considering both internal and external factors that may impact collectibility and risks involved with the various types of lending. The Bank's Internal Asset Review System is used to determine the adequacy of the valuation allowance. In accordance with SFAS No. 114, the Bank identifies and evaluates loans for impairment on an individual basis. The remainder of the portfolio is segmented into groups of loans with similar risk characteristics for evaluation and analysis under Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies" ("SFAS No.5").

     Internal Asset Review System. In accordance with the regulations of the Office of Thrift Supervision ("OTS"), the Bank maintains a risk grading system for all assets based on an assessment of the repayment capacities of the borrower, the collateral property, guarantors and endorsers. The risk grading system provides a tool for risk measurement, early problem asset identification and proper pricing for new extensions of credit. Loans are assigned an appropriate risk grade by underwriters at the time of loan origination. These assignments are reviewed by employees responsible for monitoring and classifying assets on an ongoing basis.

     Assets are classified according to a nine-tiered risk grade system. The nine risk grades are segmented into three general groups: "unclassified" (risk grades 1 through 5), "criticized" (risk grade 6 - special mention), and "classified" (risk grade 7 - substandard, risk grade 8 - doubtful and risk grade 9 - loss). In determining the appropriate risk grade for a loan asset, consideration is given to information on repayment prospects, including the value of and cash flow provided by the collateral supporting the loan, and any support provided by the borrowers and financially responsible guarantors. Several factors are considered in assigning a risk grade - income, cash flow to service existing debt, stability of income sources, liquidity, credit history, access to alternative financing, collateral type, value, property condition and market influences.

     All assets are subject to on-going classification through the Bank's internal review system. For internal asset review purposes, the Bank's asset portfolio is segregated into three distinct groups: assets subject to review by the Loan Workout Committee, a committee of officers responsible for resolving problem asset situations, homogeneous assets and non-homogeneous assets.

     Asset Subject to Review by the Loan Workout Committee - The Loan Workout Committee monitors and develops repayment strategies for the Bank's most complex problem assets, such as residential loans greater than $500,000, income property loans with unpaid principal balances of $750,000 or greater, 30 days more contractually delinquent, or with collateral properties currently managed by a court- appointed receiver.

     Non-Homogeneous Assets. These are performing income property loans with unpaid balances greater than $1.5 million, 36+ unit apartment loans, and commercial business loans. Other non-homogeneous assets may include investments in subsidiaries, investments in securities, and significant off-balance sheet items.

     Homogeneous Assets. These assets are other than non-homogeneous assets and those reviewed by the Loan Workout Committee. Generally, these assets include residential loans, lower-balance income property loans, and consumer loans. These assets are reviewed through a series of monthly tracking reports.

     SFAS No. 114, requires the measurement of impaired loans based on the present value of expected future cash flows discounted at the loan's effective interest rate, or at the loan's observable market price or at the fair value of its collateral. SFAS No. 114 does not apply to large groups of homogeneous loans that are collectively reviewed for impairment. For a detailed discussion of impaired loans, see "Business - Non-accrual, Past Due and Restructured Loans".

     For loans evaluated on a group basis under SFAS No.5, the Bank defined segments of the loan portfolio by identifying risk characteristics that are common to specified groups of loans. All loans in the Bank's portfolio are subject to this analysis.

     The Bank's asset classification system serves as a foundation for determining the appropriate level of General Valuation Allowances (GVA). Within the classification categories, loans are stratified based on factors affecting the perceived level and concentration of risk, such as type of collateral, year of origination, original loan-to-value ratio and geographic location.

     The Bank calculates the appropriate level of GVA by applying reserve factors to the balance of assets on which the Bank has loss exposure ("exposure base"). The reserve factors represent the expected likelihood of default multiplied by the expected rate of loss, derived from the Bank's historical loss experience and adjusted for current and anticipated conditions and trends.

     Additionally, due to the economic cycle and its effect on real estate values, the Bank believes that loans originated within the past 12-24 months pose an additional risk. A downturn in the California economy may affect real estate values and, consequently, loans originated at the "top of the market" have the greatest loss exposure. Historical loss analysis provides further insight into risk concentrations within the loan portfolio.

     The Bank reviews the GVA for adequacy at least quarterly and evaluates the performance trends in the loan portfolio to establish adequate reserve factors. The Asset Classification Committee reviews the GVA analysis and methodology on a quarterly basis. The Board of Directors reviews the GVA policy annually.

     The following is an analysis of the activity in the Bank's general loan valuation allowance for the periods indicated:

                                                      Year Ended December 31,
                                         2001           2000        1999        1998        1997
                                                      (Dollars In Thousands)
Beginning General Loan Valuation
  Allowance................           $70,809        $69,954     $67,638     $61,237     $54,900
Provision for Loan Losses..               (58)             -           -       6,560      13,155
General Loan Valuation Allowance
   Obtained in Acquisition.             2,050              -           -           -           -
Charge-offs, Net of Recoveries:
  Single Family............              (322)          (767)       (342)     (1,497)     (5,633)
  Multi-Family.............               286          1,692       2,650       1,354       2,341
  Commercial...............                 -           (105)        111         (32)        482
  Non-Real Estate..........               154             35        (103)         16         226
  Total Net Recoveries (Charge-offs)      118            855       2,316        (159)     (2,584)
Transfer to Liability Account for
        Loans Sold with Recourse            -              -           -           -      (4,234)
Ending General Loan Valuation
        Allowance..........           $72,919        $70,809     $69,954     $67,638     $61,237


     The Bank recorded net loan loss recoveries of $118 thousand during 2001 and $51 thousand during 2000. During the previous three years, charge-offs, including net charge-offs from the general valuation allowance and impaired loan allowance totaled $2.7 million, $2.9 million and $12.5 million, respectively, representing 0.09%, 0.10% and 0.39% of the average loan portfolio for such periods. The low level of charge-offs over the last five years is due to the improved condition of the Southern California economy and real estate market since the recession of the mid-1990's.

     Any increase in charge-offs would adversely impact the Bank's future loan loss provisions and earnings.

     The Bank's total general valuation allowance for loans was 1.70% of total loans with loss exposure at December 31, 2001, 1.81% at December 31, 2000, 2.15% at December 31, 1999, 2.26% at December 31, 1998, and 1.86% at December 31, 1997.

     The following table details the general valuation allowance (stratified by loan type) for the periods indicated:

                                  % of             % of           % of          % of            % of
                        2001     Total   2000     Total  1999    Total   1998  Total   1997    Total
                                         (Dollars In Thousands)
Real Estate Loans:
  Single Family         $30,040    41%   $37,695     53% $24,985    36%  $23,061  34%  $23,640    39%
  Multi-Family.          23,955    33     22,529     32   38,332    55    37,875  56    30,569    50
  Commercial...           7,860    11      5,797      8    6,129     9     6,034   9     6,986    11
  Construction.           3,687     5          -      -        -     -         -   -         -     -
Total Real Estate Loans  65,542    90     66,021     93   69,446    99    66,970  99    61,195   100

Non-Real Estate Loans:
  Commercial ..           5,120     7      3,214      5       65     -         -   -         -     -
  Consumer ....           1,918     3      1,073      1       87     -        72   -        42     -
  Other........             339     0        501      1      356     1       596   1         -     -
Total Non-Real Estate
 Loans.........           7,377    10      4,788      7      508     1       668   1        42     -
Total .........         $72,919   100%   $70,809    100% $69,954   100%  $67,638 100%  $61,237   100%

                                             10

     During 2001, certain changes in the exposure base of the loan portfolio resulted in an increase of $2.1 million in the total general valuation allowance for loans. The exposure base of single-family loans declined by $59 million and the proportion of higher risk loans was reduced, resulting in a $7.7 million reduction in the general valuation allowance. The increase in the multi-family and commercial real estate loan exposure base of $216 million and $118 million, respectively, was partially offset by the reduction in the risk composition, resulting in an increase in general valuation allowance of $1.4 million and $2.1 million, respectively. The newly acquired construction loan portfolio added $3.7 million to the general valuation allowance. The increase in the commercial loan exposure base of $13.3 million and the classification of certain loans as substandard resulted in an increase of $1.9 million in the general valuation allowance. Consumer loan exposure base increased by $31.5 million, thus adding $845 thousand to the general valuation allowance. The remainder of the change in the general valuation allowance for loans was attributable to changes in other loan categories.

     During 2000, the total general valuation allowance for loans increased by $854 thousand. The increase of $12.7 million in the general valuation allowance for single family loans was due to an increase of $361 million in the exposure base and to increased risk concentration in the portfolio. The increase of $186 million in the exposure base of multi family loans was offset by the reduction in risk composition, resulting in a decline in the general valuation allowance of $15.8 million. The increase of $3.1 million in the general valuation allowance for commercial non-real estate loans resulted from an increase of $20 million in the exposure base and an increased risk concentration. Consumer loan exposure base increased by $38.3 million, resulting in an increase of $985 thousand in the general valuation allowance. The remainder of the change in the general valuation allowance for loans was attributable to changes in other loan categories.

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

     The Bank also maintains a repurchase liability for loans sold with recourse, which is included in "Accrued Expenses and Other Liabilities" in the Company's Statement of Financial Condition. The activity in the repurchase liability for loans sold with recourse for 2001, 2000, 1999, 1998 and 1997 is presented below (dollars in thousands):


Balance at December 31, 1996..............     $    8,398
Transfer from general valuation allowance.          4,234
Net recoveries............................            397
Balance at December 31, 1997..............         13,029
Net charge-offs...........................           (483)
Balance at December 31, 1998..............         12,546
Net recoveries............................            278
Balance at December 31, 1999..............         12,824
Net recoveries............................              -
Balance at December 31, 2000..............         12,824
Net recoveries............................              -
Balance at December 31, 2001..............      $  12,824


     See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset Quality Ratios" for an analysis of the Bank's general valuation allowances as a percentage of non-accrual loans, the total loan portfolio and total loans with loss exposure.

     Potential Problem Loans. The Bank also had $6.2 million, $6.7 million and $6.9 million in potential problem real estate loans as of December 31, 2001, December 31, 2000 and December 31, 1999, respectively. These are loans that do not meet the criteria of impaired or non-performing loans but have displayed some past or present weakness. If the weakness is not corrected, the loan could eventually result in a loss to the Bank.

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

     The following table provides information regarding the Bank's REO activity for the periods indicated:

                                     Real Estate Owned Activity
                                       Year Ended December 31,
                                    2001         2000        1999
                                        (Dollars In Thousands)

Beginning Balance.........     $   2,157    $   2,202    $  4,755
Additions.................         5,136        5,050      10,831
Sales.....................        (5,808)      (5,095)    (13,384)
Ending Balance............     $   1,485    $   2,157    $  2,202

     Other Interest-Earning Assets. The Bank owned no contractually delinquent interest-earning assets other than loans as of December 31, 2001.

Investment Activities

     It is the Bank's policy to maintain liquidity investments at a modest level and to use available cash to originate mortgages that normally command higher yields. Therefore, interest income on investments generally represents approximately 5% of total revenues.

     The following table summarizes the total investment portfolio at historical cost by type at the end of the periods indicated:

                                                     December 31,
                                2001         2000        1999        1998         1997
                                               (Dollars In Thousands)

U.S. Treasury Securities        $    300      $    300   $    300    $    300     $    300
U.S. Agency Securities            28,199        38,185     38,167      28,156       48,142
Collateralized Mortgage
 Obligations ("CMOs")             80,013        98,562    115,704      36,380        1,009
                                 108,512       137,047    154,171      64,836       49,451
Unrealized gain (loss) on
 securities available-for-sale     1,932          (510)    (2,976)       (503)        (541)
                                $110,444      $136,537   $151,195    $ 64,333     $ 48,910

Weighted average yield on
 interest-earnings invest-
 ments end of period.               6.07%         5.99%      5.86%       5.38%        5.17%

As of December 31, 2001, the Bank's U.S government and agency securities all matured within one year with a weighted average life of two months and a weighted average yield of 6.00%. The Bank's collateralized mortgage obligations all have expected maturities within five years.


Sources of Funds

     General. The Bank's principal sources of funds are savings deposits, advances from the Federal Home Loan Bank of San Francisco ("FHLBSF") and securities sold under agreements to repurchase.

     Deposits. The Bank obtains deposits through three different sources: 1) its retail branch system, 2) phone solicitations by designated employees, and 3) national brokerage firms.

     Deposits acquired through telemarketing efforts are typically placed with the Bank by professional money managers and represented 4%, 2% and 3% of total deposits at December 31, 2001, 2000 and 1999, respectively. The level of telemarketing deposits varies based on yields available to depositors on other investment instruments and the depositors' perception of the Bank's creditworthiness.

     Deposits acquired through national brokerage firms represented 14%, 18% and 22% of total deposits at December 31, 2001, 2000 and 1999, respectively. Any fees paid to deposit brokers are amortized over the term of the deposit. Based on historical renewal percentages, management believes that these deposits are a stable source of funds. Institutions meeting the regulatory capital standards necessary to be deemed well-capitalized are not required to obtain a waiver from the FDIC in order to accept brokered deposits. See "Management's Discussion and Analysis - Capital Resources and Liquidity."

     Deposits obtained through the retail branch system were $2.1 billion at December 31, 2001, $1.7 billion at December 31, 2000 and $1.6 billion at December 31, 1999. Retail deposits comprised 82% of total deposits at December 31, 2001, 80% of total deposits at December 31, 2000 and 75% of total deposits at December 31, 1999. Management attributes the increase in retail deposits during 2001 to increased deposits from stock market investors wanting more security for their investments due to variability in the stock market.
Additionally, the Bank acquired four retail offices with deposits totaling $174.8 million as part of the purchase of two small banks on November 30, 2001. As of December 31, 2001, deposits at these acquired branches totaled $174.4 million. The increase in retail deposits during 2000 was the result of two branch purchases during that year.

     The Bank has concentrated its marketing efforts over the last several years on the attraction and retention of non-term accounts. As a result, the percentage of fixed-term certificates of deposit in the Bank's total deposits has decreased from 62% as of December 31, 1999 and 57% as of December 31, 2000 to 52% as of December 31, 2001.

     The following table shows the average balances and average rates paid on deposits by deposit type for the periods indicated:

                                                     During the Year Ended December 31,
                                            2001                       2000                    1999
                                    Average     Average        Average      Average     Average     Average
                                    Balance      Rate          Balance       Rate       Balance      Rate
                                                            (Dollars In Thousands)
Passbook Accounts                   $   94,067   1.53%         $   81,330    1.98%      $   82,634   1.96%
Money Market Deposit Accounts          613,745   3.84             501,084    4.63          380,971   4.17
Interest-bearing Checking Accounts     141,282   0.97             128,678    1.19          109,928   1.07
Fixed Term Certificate Accounts      1,468,650   4.64           1,421,835    5.20        1,492,179   4.59
                                    $2,317,744   4.08%         $2,132,927    4.70%      $2,065,712   4.22%

     The following table shows the maturity distribution of jumbo certificates of deposit ($100,000 and greater) as of December 31, 2001 (dollars in thousands):
            Maturing in:
              1 month or less......................            $    66,378
              Over 1 month to 3 months.............                 80,548
              Over 3 months to 6 months............                 88,591
              Over 6 months to 12 months...........                 68,798
              Over 12 months.......................                  1,939
                Total..............................            $   306,254

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

     The following tables set forth information regarding the amount of deposits in the various types of savings programs offered by the Bank at the end of the years indicated and the balances and average rates for those dates:

                                                                   December 31,
                                                   2001                  2000              1999
                                                 Amount      %         Amount     %       Amount     %
                                                                (Dollars In Thousands)
Variable rate non-term accounts:
  Money market deposit accounts
    (weighted average rate of 2.76%,
    4.79% and 4.34%).........               $ 741,978       29%      $  537,475  25%    $  446,771  22%
  Interest-bearing checking accounts
    (weighted average rate of 0.72%
    1.22% and 1.06%).........                 162,309        7          140,151   6        111,366   5
  Passbook accounts (1.59%, 2.00%
    and 2.00%)...............                 104,488        4           80,536   4         78,547   4
  Non-interest bearing checking
    Accounts.................                 205,597        8          176,059   8        144,310   7
                                            1,214,372       48          934,221  43        780,994  38
Fixed-rate term certificate accounts:
  Under six month term (weighted
    average rate of 2.57%, 5.26%
    and 5.21%)...............                  54,626        2           61,954   3        113,324   5
  Six month term (weighted average
    rate of 3.29%, 6.41% and 5.68%)           246,161       10          282,922  13        322,696  16
  Nine-month term (weighted average of
    3.98%, 6.74% and 5.73%)..                 170,190        7          240,598  11        250,460  12
  One year to 18-month term (weighted
    average rate of  4.45%, 6.11% and
    4.99%)...................                 469,113       18          367,603  17        284,464  14
  Two year or 30-month term (weighted
    average rate of 5.38%, 5.83% and
    5.13%)...................                  45,993        2           31,685   2         19,081   1
  Over 30-month term (weighted
    average rate of 5.31%, 5.49%
    and 5.33%)...............                  39,938        1           31,088   1         36,529   2
  Negotiable certificates of $100,000
    and greater, 30 day to one year terms
    (weighted average rate of 3.84%,
    6.19% and 5.20%).........                 306,254       12          214,976  10        253,809  12
                                            1,332,275       52        1,230,826  57      1,280,363  62
Total deposits (weighted average
    rate of 3.02%, 4.90% and 4.42%)        $2,546,647     100%       $2,165,047 100%    $2,061,357 100%

     The cost of funds, operating margins and net earnings of the Bank associated with brokered and telemarketing deposits are generally comparable to the cost of funds, operating margins and net earnings of the Bank associated with retail deposits, FHLBSF borrowings and securities sold under agreements to repurchase. As the cost of each source of funds fluctuates from time to time, the Bank seeks funds from the lowest cost source until the relative cost changes. As the costs of funds, operating margins and net earnings of the Bank associated with each source of funds are generally comparable, the Bank does not deem the impact of a change in incremental use of any one of the specific sources of funds at a given time to be material.

     Borrowings. The Federal Home Loan Bank System functions as a source of credit to financial institutions that are members of a regional Federal Home Loan Bank. The Bank may apply for advances from the FHLBSF secured by the FHLBSF capital stock owned by the Bank, certain of the Bank's mortgages and other assets (principally obligations issued or guaranteed by the United States government or agencies thereof). Advances can be requested for any sound business purpose which an institution is authorized to pursue. Any institution not meeting the qualified thrift lender test will be subject to restrictions on its ability to obtain advances from the FHLBSF. See "Summary of Material
Legislation and Regulation - Qualified Thrift Lender Test." In granting advances, the FHLBSF also considers a member's creditworthiness and other relevant factors.

     Total advances from the FHLBSF were $1.6 billion at December 31, 2001 at a weighted average rate of 5.01%. This compares with advances of $1.6 billion at December 31, 2000 and $1.2 million at December 31, 1999 with weighted average rates of 6.42% and 5.91%, respectively. The level of FHLB borrowings increased because they were often the lowest cost source of funds available to the Bank. The Bank has credit availability with the FHLBSF, which allows it to borrow up to 50% of its assets or approximately $2.4 billion at December 31, 2001.

     The Bank enters into sales of securities under agreements to repurchase (reverse repurchase agreements) which require the repurchase of the same securities. The agreements are treated as borrowings in the Company's Consolidated Statements of Financial Condition. There are certain risks involved with doing these types of transactions. In order to minimize these risks, the Bank's policy is to enter into agreements only with well-known national brokerage firms that meet their regulatory capital requirements. Borrowings under reverse repurchase agreements totaled $211.0 million at December 31, 2001 at a weighted average rate of 2.66% and were secured by mortgage-backed securities with principal balances totaling $221.6 million. Borrowings under reverse repurchase agreements totaled $294.1 million at December 31, 2000 and $363.6 million at December 31, 1999 at weighted average rates of 6.65% and 5.76%, respectively. The decrease in borrowings under agreements to repurchase over the last three years is due to paydowns of the underlying mortgage-backed securities.

     The Company redeemed its $50 million senior unsecured 11.75% notes during 1999. The premium and related costs of $2.2 million, net of taxes, were recorded as a loss on early extinquishment of debt, which is shown as an extraordinary item in the Consolidated Statements of Operations and Comprehensive Earnings for 1999.

     Borrowings from all sources totaled $1.8 billion, $1.9 billion and $1.5 billion at weighted average rates of 4.74%, 6.46% and 5.88% at December 31, 2001, 2000, and 1999, respectively. Due to the high level of loan payoffs and the growth in retail branch deposits, no additional borrowings were necessary to fund asset growth during 2001.

     The Bank's portfolio of short-term borrowings includes short-term variable rate credit advances and FHLB advances due in less than one year from the FHLBSF, securities sold under agreements to repurchase and other short term borrowings. The following schedule summarizes short term borrowings for the last three years:

                                                                         Maximum
                                                                        Month-End
                                                                       Outstanding
                                                                         Balance
                                                   End of Period        During the         Average Period
                                                Outstanding  Rate        Period        Outstanding   Rate
                                                                 (Dollars In Thousands)
2001
Short-term FHLB Advances...........             $985,000     4.86%    $  987,000       $  900,895    5.68%
Securities sold under agreements to repurchase   211,040     2.66        290,528          251,914    4.69

2000
Short-term FHLB Advances...........             $957,000     6.58%    $1,250,000       $1,065,000    6.38%
Securities sold under agreements to repurchase   294,110     6.65        355,995          322,593    6.39

1999
Short-term FHLB Advances...........             $920,000     5.97%    $  920,000       $  545,000    5.49%
Securities sold under agreements to repurchase   363,635     5.76        469,655          390,691    5.22

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

     As of December 31, 2001, the Bank's investment in these subsidiaries had been totally repaid by dividends. Revenues and operating results of these subsidiaries accounted for less than 1% of consolidated revenues in 2001 and no material change is presently foreseen.

     Real Estate Development Activities. Seaside has not been involved in any real estate development activity for the last several years and there are no plans for future real estate projects. Therefore, no gains or losses on real estate development activities were recorded during 2001, 2000 or 1999. Seaside, from time to time, will purchase individual properties for investment and sell them for a gain. Income from this activity totaled $285 thousand during 2001 and $590 thousand during 2000. The decrease during 2001 compared to 2000 resulted from the closure of a storage facility on leased land operated by Seaside for the last several years. Seaside's lease for this facility expired during 2001.

     Seaside continues to hold one condominium unit, which is rented to the Bank for use by its employees. At December 31, 2001, Seaside's investment in the remaining unit totaled $30 thousand. There were no loans outstanding against the property at December 31, 2001. The unit is located in Southern California.

     Trustee Activities. Seaside acts as trustee on the Bank's deeds of trust. Trustee fees for this activity amounted to $86 thousand, $65 thousand and $165 thousand in 2001, 2000 and 1999, respectively. The decrease in trustee fees over the last three years is consistent with the decrease in loan foreclosure activity.

     Insurance Brokerage Activities. Oceanside engages in limited insurance agent activities. Income to date from this source has been insignificant. Oceanside operates as a licensed life insurance agent for the purpose of receiving commissions on the sale of fixed and variable rate annuities and mutual funds conducted in the Bank's offices by a licensed third party vendor, Invest Financial Corporation, a registered broker-dealer, conducts its sales activities in the Bank's branch offices and the Bank receives a percentage of the commissions on such sales through its licensed insurance agency, Oceanside. During 2001, 2000 and 1999, Oceanside received commission income of $231 thousand, $290 thousand and $451 thousand, respectively, from the sale of non-insured investment products. Additionally, Oceanside receives insurance commissions from the sale of insurance to its borrowers. Commissions received from this activity totaled $35 thousand in 2001 and $444 thousand in 2000. There was no commission income recorded during 1999. The decrease in premiums during 2001 resulted from the rebate of previously earned commissions as interim
lender-placed   policies  were  replaced  by  permanent   policies  obtained  by
borrowers.

Employees
     As of December 31, 2001, the Bank had a total of 508 full time equivalent employees, including 106 part-time employees. No employees were represented by a collective bargaining group. At present, the Company has no employees who are not also employees of the Bank. The Bank provides its regular full-time employees with a comprehensive benefits program that includes basic and major medical insurance, long-term disability coverage, sick leave, a 401(k) plan and a profit sharing employee stock ownership plan. The Bank considers its employee relations to be excellent.

Summary of Material Legislation and Regulations

     General. FFC, as a savings and loan holding company, is registered with and subject to regulation and examination by the OTS. The Bank, which is a federally chartered savings bank and a member of the FHLBSF, is subject to regulation and examination by the OTS with respect to most of its business activities, including, among others, lending activities, capital standards, general investment authority, deposit taking and borrowing authority, mergers and other business combinations, establishment of branch offices, and permitted subsidiary investments and activities. The Bank's deposits are insured by the FDIC through the SAIF. As insurer, the FDIC is authorized to conduct examinations of the Bank. The Bank is also subject to Federal Reserve Board regulations concerning reserves required to be maintained against deposits.

     As a member of the FHLB System, the Bank is required to own capital stock in its regional FHLB, the FHLBSF, in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the end of each year, or 5% of its outstanding borrowings from the FHLBSF. The Bank was in compliance with this requirement, with an investment of $91.7 million in FHLBSF stock at December 31, 2001.

     The FHLBSF serves as a source of liquidity for the member institutions within its assigned region, the FHLB Eleventh District. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the Federal Housing Finance Board and the Board of Directors of the FHLBSF. At December 31, 2001, the Bank's advances from the FHLBSF amounted to $1.6 billion, or 37% of the Company's total funding sources (deposits and borrowings).

     The FHLBs provide funds for the resolution of troubled savings institutions and are required to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low and moderate income housing projects. These contributions have adversely affected the level of dividends that the FHLBs have paid to its members. These contributions also could have an adverse effect on the value of FHLB stock in the future. For the year ended December 31, 2001, dividends paid by the FHLBSF to the Bank totaled approximately $5.2 million.

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

     The Act establishes a federal right to the confidential treatment of nonpublic personal information about consumers. These provisions of the Act require disclosure of privacy policies to consumers and, in some circumstances, will allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. The OTS and other banking regulatory agencies issued final rules to implement these provisions of the Act on May 10, 2000. The rules were effective November 13, 2000, and compliance was mandatory starting on July 1, 2001. Pursuant to these rules, a financial institution must provide:

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

     On December 21, 2000, the federal bank regulatory agencies approved final rules required by the Act for annual reporting and public disclosure of certain written agreements ("covered agreements") between insured depository institutions and non-governmental entities that are made in connection with fulfillment of CRA. A covered agreement must be made public by being placed immediately in the institution's public CRA file and disclosed annually as part of the CRA statement. These new requirements are not expected to have a material impact on the Company's operations.

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

     The  OTS  also  imposes   assessments  and  examination   fees  on  savings
institutions. OTS assessments for the Bank were $653 thousand in 2001, $568 thousand in 2000 and $567 thousand in 1999.

     Liquidity. In July 2001, the OTS removed the regulation that required a savings institution to maintain an average daily balance of liquid assets of at least four percent of its liquidity base, and retained a provision requiring a savings institution to maintain sufficient liquidity to ensure its safe and sound operation. The determination of what constitutes safe and sound operation was left to the discretion of management.

     For several years it has been the Bank's strategy to keep cash and liquid investments at a modest level due to availability of substantial credit lines. After the repeal of the liquidity regulation, the Bank's liquidity policy was modified to include unused borrowing capacity in the definition of available liquidity. The Bank's current liquidity policy requires that cash and cash equivalents, short-term investments and excess borrowing capacity be maintained at a minimum level of 10% of the Bank's liquidity base (defined as deposits and borrowings due within one year). At December 31, 2001, liquidity-qualifying balances were 27.5% of the Bank's liquidity base.

     Community Reinvestment Act. The Community Reinvestment Act ("CRA") requires each savings institution, as well as commercial banks and certain other lenders, to identify the communities served by the institution's offices and to identify the types of credit the institution is prepared to extend within those communities. The CRA also requires the OTS to assess an institution's performance in meeting the credit needs of its identified communities as part of its examination of the institution, and to take such assessments into consideration in reviewing applications with respect to branches, mergers and other business combinations, including acquisitions by savings and loan holding companies. An unsatisfactory CRA rating may be the basis for denying such an application and community groups have successfully protested applications on CRA grounds. In connection with its assessment of CRA performance, the OTS assigns CRA ratings of "outstanding," "satisfactory," "needs to improve" or "substantial noncompliance." The Bank was rated "satisfactory" in its last CRA examination, which was conducted in 2000. For examinations in 1997 and thereafter, institutions are evaluated based on: (i) performance in lending in their assessment areas; (ii) the provision of deposit and other community services in their assessment areas; and (iii) the investment in housing-related and other qualified community investments. An institution that is found to be deficient in its performance in meeting its community's credit needs may be subject to enforcement actions, including cease and desist orders and civil money penalties.

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

     No capital distributions were made to the Company during 2001. During 2000, the Bank paid a total of $10.0 million in capital distributions to the Company.

     Limits on Types of Loans and Investments. Federal savings institutions are authorized, without quantitative limits, to make loans on the security of liens upon residential real property and to invest in a variety of instruments such as obligations of, or fully guaranteed as to principal and interest by, the United States; stock or bonds of the FHLB; certain mortgages, obligations, or other securities which have been sold by FHLMC or FNMA; and certain securities issued by, or fully guaranteed as to principal and interest by, the Student Loan Marketing Association and the Government National Mortgage Association. Certain other types of loans or investments may be acquired subject to quantitative limits: secured or unsecured loans for commercial, corporate, business, or agricultural purposes, loans on the security of liens upon nonresidential real property, investments in personal property, consumer loans and certain securities such as commercial paper and corporate debt, and construction loans without security.
                                         19

     Savings institutions are subject to the same loans-to-one borrower ("LTOB") restrictions that are applicable to national banks, with limited provisions for exceptions. In general, the national bank standard restricts loans to a single borrower to no more than 15% of a bank's unimpaired capital and surplus, plus an additional 10% if the loan is collateralized by certain readily marketable collateral. The Bank's loans were within the LTOB limitations at December 31, 2001.

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

     Federal regulations contain a number of measures intended to promote early identification of management problems at depository institutions and to ensure that regulators intervene promptly to require corrective action by institutions. The Bank's annual management report on the effectiveness of internal control standards and compliance with certain designated laws will be made available in March of 2002.

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

     Only "well capitalized" institutions may obtain brokered deposits without a waiver. An "adequately capitalized" institution can obtain brokered deposits only if it receives a waiver from the FDIC. An "undercapitalized" institution may not accept brokered deposits under any circumstances. The Bank met the "well-capitalized" standards during 2001 and was eligible to accept brokered deposits without a waiver.

     Qualified Thrift Lender Test. In general, the QTL test requires that 65% of an institution's portfolio assets be invested in "qualified thrift investments" (primarily loans, securities and other investments related to housing), measured on a monthly average basis for nine out of every 12 months on a rolling basis. Any savings institution that fails to meet the QTL test must either convert to a bank charter or become subject to national bank-type restrictions on branching, business activities, and dividends, and its ability to obtain FHLB advances is affected. The Bank met the QTL test at December 31, 2001, with 94% of its portfolio assets comprised of "qualified thrift investments."

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

     Federal Reserve System. Federal Reserve Board regulations require savings institutions to maintain non-interest bearing reserves against their transaction accounts. The reserve for transaction accounts as of December 31, 2001 was 0% of the first $5.5 million of such accounts, 3% of the next $37.3 million of such accounts and 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) of the balance of such accounts. The Bank is in compliance with these requirements.

     Taxation. The Company, the Bank and its subsidiaries file a consolidated federal income tax return on a calendar year basis using the accrual method. The maximum marginal federal tax rate is currently 35%.

     The Bank is required to use the specific charge-off method of accounting for debts for all periods beginning after 1995. Prior to that date, the Bank used the reserve method of accounting for bad debts. The Consolidated Statements of Financial Condition at December 31, 2001 and 2000 do not include a liability of $5,356,000 related to the adjusted base year bad debt reserve. This reserve was created when the Bank was on the reserve method.

     These reserves are subject to recapture if: (1) the Bank fails to qualify as a "bank" for federal income tax purposes; (2) certain distributions are made with respect to the stock of the Bank; (3) the bad debt reserves are used for any purpose other than to absorb bad debt losses; or (4) there is a change in federal tax law. Management does not expect for any of these events to occur.

     To the extent that distributions by the Bank to the Company that are permitted under federal regulations exceed the Bank's earnings and profits (as computed for federal income tax purposes), such distributions would be treated for tax purposes as being made out of the Bank's base year reserve and would thereby constitute taxable income to the Bank in an amount equal to the lesser of the Bank's base year reserve or the amount which, when reduced by the amount of income tax attributable to the inclusion of such amount in gross income, is equal to the amount of such distribution. At December 31, 2001, the Bank's earnings and profits (as computed for federal income tax purposes) were approximately $340.9 million.

     For state tax purposes, the Bank is allowed an addition to its tax bad debt reserves in an amount necessary to fill up to its tax reserve balance calculated using the experience method.

     At December 31, 2001, the Bank had $44.9 million in gross deferred tax assets. No valuation allowance was established because management believes that it is more likely than not that the deferred tax assets will be realized. Gross deferred tax liabilities totaled $35.3 million at December 31, 2001.

     The Bank is subject to an alternative minimum tax if such tax is larger than the tax otherwise payable. Generally, alternative minimum taxable income is a taxpayer's regular taxable income, increased by the taxpayer's tax preference items for the year and adjusted by computing certain deductions in a special manner which negates the acceleration of such deductions under the regular tax. The adjusted income is then reduced by an exemption amount and is subject to tax at a 20% rate. No alternative minimum taxes were applicable to the Bank for tax years 2001, 2000 or 1999.

     California tax laws generally conform to federal tax laws. For California franchise tax purposes, federal savings banks are taxed as "financial corporations" at a rate 2% higher than that applicable to non-financial corporations because of exemptions from certain state and local taxes. The tax rate for 2001, 2000 and 1999 was 10.84%. The Franchise Tax Board ("FTB") has not yet announced any new rate for 2002.

     The Internal Revenue Service ("IRS") has completed examinations of the Company's consolidated federal income tax returns for tax years up to and including 1996. Adjustments made by the IRS related to temporary differences as to the recognition of certain taxable income and expense items. While the Company had provided deferred taxes for federal and state purposes, the changes in the period of recognition of certain income and expense items resulted in interest due to the IRS and FTB. During 2001, the Company accrued an additional $300 thousand for interest potentially due on IRS adjustments. No interest was paid as of December 31, 2001. During 1999 and 2000, the Company reversed interest accruals totaling $150 thousand and $350 thousand, respectively.

ITEM 2--PROPERTIES

     At December 31, 2001, the Bank owned the building and the land for eight of its branch offices, owned the building but leased the land for three additional offices, and leased its remaining offices. Properties leased by the Bank include its home and executive offices located in a 12-story office tower in downtown Santa Monica and a general services and corporate operations office building in Santa Monica. For information concerning rental obligations, see Note 6 of the Notes to Consolidated Financial Statements.

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

     (b) Holders. As of February 5, 2002, 17,252,604 shares of Company common stock, representing approximately 814 record stockholders, were outstanding, which total does not include the number of stockholders whose shares are held in street name.

     (c) Dividends. As a publicly traded company, the Company has no history of dividend payments on its common stock. However, the Company may in the future adopt a policy of paying dividends, depending on its net earnings, financial position and capital requirements, as well as regulatory restrictions, tax consequences and the ability of the Company to obtain a dividend from the Bank for payment to stockholders. OTS regulations limit amounts that the Bank can pay as a dividend to the Company. No dividend may be paid if the Bank's net worth falls below regulatory requirements. (See "Business - Summary of Material Legislation and Regulations" for other regulatory restrictions on dividends.) The Board of Directors of the Bank declared and paid to the Company $10.0 million in dividends during 2000 and $99.6 million during 1999. No dividends were paid during 2001. The dividends paid during 2000 were for the purpose of repurchasing 821,500 shares of Company common stock. Dividends paid during 1999 were for the purpose of repurchasing 3,298,150 shares of Company common stock and servicing and paying off the Company's $50 million in senior unsecured 11.75% notes, which were redeemed on December 30, 1999.

ITEM 6--SELECTED FINANCIAL DATA

      Selected financial data for the Company is presented below:

                                    FIRSTFED FINANCIAL CORP. AND SUBSIDIARY
                                 FIVE YEAR CONSOLIDATED SUMMARY OF OPERATIONS

                                     2001        2000         1999        1998       1997
                                 (Dollars In Thousands, Except Per Share Data)
For the Year Ended December 31:
  Interest income......         $  333,932  $  314,320   $  260,001   $ 289,769   $ 299,220
  Interest expense.....            201,754     206,505      161,031     186,491     204,226
  Net interest income..            132,178     107,815       98,970     103,278      94,994
  Provision for loan losses              -           -            -       7,200      20,500
  Other income.........              8,919       7,747       12,688      13,657      10,218
  Non-interest expense.             53,174      48,265       49,159      48,924      44,151
  Earnings before income taxes      87,923      67,297       62,499      60,811      40,561
  Income taxes.........             37,621      28,832       27,052      26,182      17,461
  Earnings before extra-
    ordinary items.....             50,302      38,465       35,447      34,629      23,100
  Extraordinary item
    Loss on early extinquishment
      of debt, net of taxes              -           -       (2,195)          -           -
  Net  earnings........             50,302      38,465       33,252      34,629      23,100
Basic earnings per share
  EPS before extraordinary item       2.92        2.23         1.84        1.63        1.09
  Extraordinary item                     -           -         (.11)          -           -
  EPS after extraordinary item        2.92        2.23         1.73        1.63        1.09
Dilutive earnings per share
  EPS before extraordinary item       2.85        2.20         1.83        1.60        1.07
  Extraordinary item                     -           -         (.12)          -           -
  EPS after extraordinary item        2.85        2.20         1.71        1.60        1.07
End of Year:
  Loans receivable, net (2).     4,004,889   3,629,284    3,060,547   2,808,221   3,145,164
  Mortgage-backed securities       284,079     374,405      428,641     556,679     676,058
  Investment securities            110,444     136,537      151,195      64,333      48,910
  Total assets.........          4,726,289   4,365,242    3,872,051   3,677,128   4,160,115
  Deposits.............          2,546,647   2,165,047    2,061,357   2,135,909   1,943,647
  Borrowings...........          1,808,040   1,873,110    1,532,635   1,235,172   1,941,670
  Liabilities..........          4,400,611   4,097,800    3,640,918   3,420,128   3,937,328
  Stockholders' equity.            325,678     267,442      231,133     257,000     222,787
  Book value per share(1)            18.88       15.52        12.82       12.16       10.52
  Tangible book value per share      18.22       14.98        12.78       12.10       10.43
Selected Ratios:
  Return on average assets            1.10%       0.93%       0.94%        0.88%       0.56%
  Return on average equity           16.93%      15.85%      14.91%       14.40%      11.25%
  Ratio of non-performing
    assets to total assets            0.17%       0.19%       0.40%        0.84%       0.95%
Other Data:
  Number of Bank full service
    branches..................          29          25          24           24          24

(1) All per share amounts have been adjusted for the two-for-one stock split declared June 25, 1998.
(2)  Includes loans held for sale.

     Also see summarized results of operations on a quarterly basis for 2001, 2000 and 1999 in Note 15 of the Notes to Consolidated Financial Statements.

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

     Net earnings of $50.3 million or $2.85 per diluted share were recorded in 2001, compared to net earnings of $38.5 million or $2.20 per diluted share in 2000 and net earnings of $33.3 million or $1.71 per diluted share in 1999.

     The increase in net earnings from 2000 to 2001 was primarily due to higher net interest income, which resulted from growth in average interest-earning assets and improved interest spreads due to repeated interest rate cuts by the Federal Reserve Bank throughout 2001. The increase in net earnings from 1999 to 2000 was primarily due to higher net interest income due to growth in interest-earning assets.

     No loan loss provision was recorded in 2001, 2000 or 1999. The Southern California economy and real estate market has remained stable over the last few years. As a result, the Bank recorded net loan loss recoveries of $118 thousand in 2001 and $51 thousand in 2000. Net loan charge-offs totaling $2.4 million were recorded in 1999.

      Certain key financial ratios for the Company are presented below:

                                                            Average
                                 Return on    Return on    Equity to
                                  Average      Average      Average
                                   Assets       Equity       Assets


                2001......         1.10%        16.93%        6.52%
                2000......          .93         15.85         5.85
                1999......          .94         14.91         6.29
                1998......          .88         14.40         6.09
                1997......          .56         11.25         4.95
                1996......          .20          4.22         4.61


     Non-performing assets (primarily loans 90 days past due or in foreclosure plus foreclosed real estate) decreased to $7.9 million or 0.17% of total assets as of December 31, 2001 from $8.3 million or 0.19% of total assets as of December 31, 2000 and $15.4 million or 0.40% of total assets at December 31, 1999. The decreasing amount of real estate owned over the last several years is due to lower balances of delinquent loans and decreased foreclosures in the improved Southern California real estate markets.

     The Company repurchased common shares totaling 821,500 and 3,298,150 during 2000 and 1999, respectively. As of February 14, 2002, 889,016 shares remain eligible for repurchase under the Company's authorized repurchase program. No additional shares were purchased during 2001 or thus far during 2002.

     At December 31, 2001 the Bank's regulatory risk-based capital ratio was 12.51% and its tangible and core capital ratios were 6.42%. The Bank met the regulatory capital standards necessary to be deemed "well-capitalized" at December 31, 2001.

     The Bank's deposits are insured by the SAIF up to a maximum of $100,000 for each insured depositor. The Bank's FDIC insurance premiums were $418 thousand during 2001, $538 thousand during 2000 and $1.2 million during 1999. The lower premiums paid during 2001 and 2000 were due to a drop in the deposit insurance assessment rate from 5.9 basis points in 1999 to 2.07 basis points in 2000 and
1.90 basis points in 2001, due to an improvement in the Bank's regulatory rating.

Risks and Uncertainties

     In the normal course of business, the Company encounters two significant types of risk: economic risk and regulatory risk.

                                    ECONOMIC RISK

     There are two main components of economic risk: credit risk and market risk (which includes interest rate risk.)

Credit Risk

     Credit risk is the risk of default in the Company's loan portfolio that results from a borrower's inability to make contractually required payments. See "Loss Provision" and "Non-performing Assets."

     The determination of the allowance for loan losses and the valuation of real estate collateral are based on estimates that are susceptible to changes in the economic environment and market conditions. No loan loss provision was recorded during 2001. A downward turn in the current economic climate could increase the likelihood of losses due to credit risks. This could create the need for additional loan loss provisions.

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

                              CRITICAL ACCOUNTING POLICIES

     The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared In accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements require management to make estimates and judgements that affect the reported amounts of assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions.

     Accounting for the allowance for loan losses involves significant judgements and assumptions by management which have a material impact on the carrying value of net loans; management considers this accounting policy to be a critical accounting policy. The judgements and assumptions used by management are based on historical experience and other factors, which are believed reasonable under the circumstances as described in the "Business - Loan Loss Allowance" section.

                            COMPONENTS OF EARNINGS

Net Interest Income

     Net interest income is the primary component of the Company's earnings. The chief determinants of net interest income are the dollar amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid thereon. The greater the excess of average interest-earning assets over average interest-bearing liabilities, the more beneficial the impact on net interest income. The excess of average interest-earning assets over average interest-bearing liabilities was $179.2 million in 2001, $148.2 million in 2000 and $144.4 million in 1999. The increase over the last three years was due to improvement in asset quality and asset growth.

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

     The following table sets forth the components of interest-earning assets and liabilities, the excess of interest-earning assets over interest-bearing liabilities, the yields earned and rates paid and net interest income for the periods indicated:

                                           2001           2000           1999
                                                 (Dollars In Thousands)

Average loans and mortgage-backed
 securities (1).........             $4,181,554     $3,793,351     $3,328,723
Average investment securities           200,807        176,476        204,741
Average interest-earning assets       4,382,361      3,969,827      3,533,464
Average deposits........              2,317,744      2,132,927      2,065,712
Average borrowings......              1,885,426      1,688,738      1,323,362
Average interest-bearing liabilities 4,203,170 3,821,665 3,389,074 Excess of interest-earning assets
 over interest-bearing liabilities   $  179,191     $  148,162     $  144,390

Yields earned on average interest
 earning assets.........                   7.50%          7.77%          7.26%
Rates paid on average interest-
 bearing liabilities....                   4.79           5.40           4.76
Net interest rate spread                   2.71           2.37           2.50
Effective net spread....                   2.90           2.57           2.69

Total interest income...               $328,679       $308,487       $256,335
Total interest expense..                201,420        206,473        161,160
                                        127,259        102,014         95,175
Total other items (2)...                  4,919          5,801          3,795
Net interest income.....               $132,178       $107,815       $ 98,970


(1) Non-accrual loans were included in the average dollar amount of loans outstanding, but no income was recognized during the period that each such loan was on non-accrual status.
(2)  Includes dividends on FHLB stock and other miscellaneous items.

     The Bank's interest rate spread increased by 34 basis points in 2001 compared to 2000 because the yield on earning assets declined by only 27 basis points while the cost of funds fell by 61 basis points in response to aggressive rate cuts by the Federal Reserve Bank. The Bank's cost of funds is immediately impacted by decreases in interest rates while the yield on earning assets responds more slowly to changes in interest rates due to the three month time lag inherent in the adjustable rate loan portfolio and the increased percentage of hybrid/adjustable products originated by the Bank during 2001. The Bank's interest rate spread fell by 13 basis points in 2000 compared to 1999 because the cost of funds was increasing by more than the yield on earning assets during that time. The Federal Reserve was increasing rates during the 1999 to 2000 time frame.

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

                                             Year Ended                    Year Ended
                                          December 31, 2001              December 31, 2000
                                               Versus                         Versus
                                          December 31, 2000              December 31, 1999
                                           Change Due To                  Change Due To
                                     Volume       Rate     Total       Volume      Rate    Total
                                                        (Dollars In Thousands)
Interest Income:
  Loans and mortgage-backed
   Securities..........              $29,831     $(9,296)  $20,535     $35,723    $16,485  $52,208
  Investments..........                1,379      (1,722)     (343)     (1,629)     1,339     (290)
    Total interest income             31,210     (11,018)   20,192      34,094     17,824   51,918

Interest Expense:
  Deposits.............                8,229     (13,835)   (5,606)      2,910     10,037   12,947
  Borrowings..........                11,690     (11,137)      553      22,176     10,191   32,367
    Total interest expense            19,919     (24,972)   (5,053)     25,086     20,228   45,314

    Change in net interest income     11,291      13,954    25,245       9,008     (2,404)   6,604

Change in other items (1)                                     (882)                          2,241

Total change in net interest
  income including other items                             $24,363                         $ 8,845

 (1) Includes dividends on FHLB stock and other miscellaneous items.

     Note: Changes in rate/volume (change in rate multiplied by the change in average volume) have been allocated to the change in rate or the change in volume based upon the respective percentages of the combined totals.

                             Interest Rate Spreads and Yield on Average Interest-Earning Assets
                                                Year Ended December 31,
                                   2001            2000            1999            1998            1997
                              During  End of  During  End of  During  End of  During  End of  During  End of
                              Period  Period  Period  Period  Period  Period  Period  Period  Period  Period
Weighted average yield
 on loans and mortgage-
 backed securities.........   7.61%   6.57%   7.85%   8.15%   7.37%   7.31%   7.63%   7.48%   7.49%   7.48%
Weighted average yield
 on investment portfolio(1)   5.20    3.52    6.11    5.63    5.41    5.69    5.29    5.14    5.40    6.06
Weighted average yield
 on all interest-earning
 assets..................     7.50    6.40    7.77    8.04    7.26    7.25    7.54    7.39    7.40    7.42
Weighted average rate
 paid on deposits...........  4.08    3.02    4.70    4.90    4.22    4.42    4.61    4.36    4.70    4.66
Weighted average rate
 paid on borrowings and
 FHLB advances.............   5.67    4.74    6.29    6.46    5.59    5.88    5.81    5.66    5.86    5.91
Weighted average rate
 paid on all interest-
 bearing liabilities.......   4.79    3.73    5.40    5.62    4.76    5.04    5.11    4.84    5.27    5.28
Interest rate spread(2)....   2.71    2.67    2.37    2.42    2.50    2.21    2.43    2.55    2.13    2.14
Effective net spread(3)....   2.90            2.57            2.69            2.60            2.28

(1) Dividends on FHLB stock and miscellaneous interest income were not considered in this analysis
(2) Weighted average yield on all interest-earning assets less weighted average rate paid on all interest-bearing liabilities
(3) Net interest income (the difference in the dollar amounts of interest earned and paid) divided by average interest-earning assets

Loss Provision

     The Company did not record a loan loss provision during 2001, 2000 or 1999. No provision was recorded during the last three years because, based on analysis done by management, existing allowances were sufficient to cover the credit risks inherent in the loan portfolio. Non- performing assets decreased to $7.9 million in 2001 from $8.3 million in 2000 and $15.4 million in 1999 due to improvement in the economy and real estate markets in which the Bank operates. The Bank has a policy of providing for general valuation allowances, unallocated to any specific loan, but available to offset any loan losses. The allowance is maintained at an amount that management believes adequate to cover estimable and probable loan losses. The Company also maintains valuation allowances for impaired loans and loans sold with recourse. See "Business - Loan Loss Allowance." Management performs regular risk assessments of the Bank's loan portfolio to maintain appropriate valuation allowances. Additional loan loss provisions may be required to the extent that charge-offs are recorded against the valuation allowance for impaired loans, the general valuation allowance, or the valuation allowance for loans sold with recourse.

     The Company recorded net loan loss recoveries of $118 thousand during 2001 and $51 thousand during 2000. Net loan charge-offs totaling $2.4 million were recorded in 1999. The recoveries recorded during 2001 and 2000 resulted from cash payments by borrowers on loans that had been previously charged-off. The charge-offs during 1999 were 0.08% of average loans outstanding. Charge-offs primarily result from declines in the value of the underlying collateral of the non-performing loans.

Non-interest Income

     Loan servicing and other fees were $3.3 million in 2001 compared to $2.8 million in 2000 and $4.2 million in 1999. Fees earned during 2001 and 2000 include adjustments of $134 thousand and $500 thousand, respectively, to provide for impairment of the Bank's servicing asset due to accelerated payoffs and prepayments of loans serviced for others.

     Gain on sale of loans was $656 thousand in 2001, $64 thousand in 2000 and $1.2 million in 1999. The gain realized on loan sales fluctuates due to changes in market pricing based on interest rate trends. Also, the dollar amount of loans originated for sale varies based on the availability of attractive fixed rate loan programs to borrowers compared to the Bank's adjustable rate loan programs.

     Real estate operations resulted in a net gain of $304 thousand in 2001, $594 thousand in 2000 and $3.2 million in 1999. Real estate operations include gain on sale of foreclosed properties, operational income and expenses during the holding period, and recoveries of prior losses on real estate sold.

Non-interest Expense

     The ratio of non-interest expense to average total assets was 1.17% for both 2001 and 2000, a decrease from 1.30% for 1999. The additional costs of acquiring and operating the four branches purchased during 2001 were offset by asset growth during 2001. The decrease from 1999 to 2000 was attributable to decreased legal costs and federal deposit insurance, offset by additional amortization of core deposit intangible assets and increased data processing costs.

     Salary and benefit costs increased 12% in 2001 compared to 2000 due to higher incentives, bonuses and profit sharing costs. Salary and benefit costs were approximately the same in 2000 compared to 1999 because increased compensation and incentive costs were offset by decreased bonus and other benefit costs.

     Occupancy expense increased slightly in 2001 compared to 2000 due to additional occupancy costs associated with the four retail savings branches acquired during the year and increased repair and maintenance costs for the remaining branches. Occupancy expense increased slightly in 2000 compared to 1999 due to the acquisition of two branches. One branch was closed and its deposits were transferred to one of the acquired branches.

     Other operating expenses increased 10% in 2001 compared to 2000 due to deconversion costs associated with the institutions acquired during 2001 and other legal expense. Other operating expenses increased slightly in 2000 compared to 1999 due to increases in data processing costs associated with the creation of the Bank's new web page and internet site. Also, the amortization of core deposit intangible assets increased substantially in 2000 compared to 1999 due to the write off of the core deposit intangible asset associated with a closed branch and a re-evaluation of the core deposit intangible asset on a second branch location.

     The following table details the components of non-interest expense for the periods indicated:


                                             Non-Interest Expense
                                           Year  Ended  December 31,
                                   2001     2000     1999      1998     1997
                                             (Dollars In Thousands)
Salaries and Employee Benefits:
   Salaries...................  $18,119  $17,354  $16,631   $16,035  $15,157
   Incentive compensation.....    2,472    1,987    1,677     1,478      883
   Payroll taxes..............    1,652    1,486    1,607     1,455    1,371
   Employee benefit insurance.    1,203    1,320    1,220     1,069    1,048
   Bonus compensation.........    1,500      920    1,583     1,335    1,100
   Profit sharing.............    2,020    1,778    1,100     1,000      501
   SERP.......................      970      906      988       795      628
   401(k).....................      356      354      299       235      392
   Other salaries and benefits    1,390      339    1,559     2,409    1,660
                                 29,682   26,444   26,664    25,811   22,740
Occupancy:
   Rent.......................    4,439    4,539    4,395     5,105    4,351
   Equipment..................    1,971    2,318    2,145     1,855    1,336
   Maintenance costs..........      914      571      469       344      450
   Other occupancy............      978      603      850     1,189      741
                                  8,302    8,031    7,859     8,493    6,878
Other Operating Expense:
   Insurance..................      582      541      430       362      345
   Amortization of core
    deposit intangible            1,564    1,965      452       565      839
   Data processing............    2,490    2,488    1,930     3,359    2,539
   Contributions..............      450      518      299       509      412
   Professional services......      207      301        8       259      373
   Legal expenses.............    1,393      632    3,516     1,479    1,309
   Supervisory exam...........      653      568      567       599      610
   Federal deposit insurance
    premiums                        418      538    1,236     1,241    1,872
   Other operating costs......    5,633    4,822    4,334     4,288    3,439
                                 13,390   12,373   12,772    12,661   11,738

   Advertising................    1,800    1,417    1,864     1,959    2,795
     Total....................  $53,174  $48,265  $49,159   $48,924  $44,151

   Non-interest expense as
    % of average assets.......     1.17%    1.17%    1.30%     1.24%    1.06%

                            BALANCE SHEET ANALYSIS

     Consolidated assets at the end of 2001 were $4.7 billion, representing an 8% increase from $4.4 billion at the end of 2000 and a 22% increase from $3.9 billion at the end of 1999. Assets have increased over the last two years due to strong loan originations, which totaled $1.5 billion in 2001, $1.1 billion in 2000 and $944.1 million in 1999. Loan purchases totaled $132.6 million during 2001, $139.5 million during 2000 and $122.8 million during 1999.

 Loan Portfolio

     At the end of 2001, over 67% of the Bank's loans had adjustable interest rates based on monthly changes in the FHLBSF Eleventh District Cost of Funds Index. As part of its asset-liability management strategy, the Bank has maintained a high level of adjustable loans in its portfolio for several years. Management believes that the high level of adjustable rate mortgages will help insulate the Bank from fluctuations in interest rates, notwithstanding the several month time lag between a change in its monthly cost of funds and a corresponding change in its loan yields. See "Asset - Liability Management."

     The Bank also originates adjustable rate loans with initial fixed interest rates with periods ranging from 3 to 10 years. By policy, the Bank will either match the fixed rate period of these loans with borrowings for the same term or will hold unmatched fixed rate loans in its portfolio up to 5% of total assets. Management believes that the limited origination of fixed-rate loans will enhance the Company's overall return on assets and improve loan originations in this economy. Loans originated under this limited program totaled $1.0 billion in 2001, $75.9 million in 2000 and $205.7 million in 1999.

     In 2001, 2000 and 1999, the Bank placed $5.0 million, $3.9 million and $9.9 million, respectively, in mortgages with other lenders under fee arrangements. These loans are not not included in the Bank's loan originations. In 2001, loans made on the security of single family properties (one to four units) comprised 62% of the dollar amount of new loan originations. Loans made on the security of multi-family properties (five or more units) comprised 27% of new originations. Loans made on the security of commercial real estate properties comprised 11% of new loan originations. Business loans originated by the commercial lending units totaled 1% of new loan originations. Adjustable rate mortgages comprised 18% of new loan activity during 2001 compared with 90% during 2000 and 63% during 1999.

     The following table details loan originations and loan purchases by loan type for the periods indicated:

                                                 Loan Originations and Purchases by Type
                                                          Year Ended December 31,
                                          2001          2000        1999        1998       1997
                                                          (Dollars  In Thousands)
Single Family (one to four units)   $  924,794    $  658,808    $779,698    $594,763   $430,223
Multi-Family............               402,022       333,466     118,622      37,720     48,033
Commercial Real Estate..               158,169        70,807      37,744         383      2,551
Commercial Business Loans               16,172        11,759       7,768       1,733          -
Other...................                 1,178         6,170         301       2,428        444
  Total.................            $1,502,335    $1,081,010    $944,133    $637,027   $481,251

      No loans were originated upon the sale of real estate owned during 2001.

     From time to time, the Bank converts loans into mortgage-backed securities for use in securitized borrowings (reverse repurchase agreements). No loans were converted into mortgage-backed securities during 2001, 2000 or 1999. Securitized loans have a lower risk weighting for regulatory risk-based capital purposes. In exchange for the enhanced credit risk associated with mortgage-backed securities, the Bank pays guarantee fees to FHLMC and/or FNMA.

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

     The Bank does not normally lend in excess of 90% of the appraised collateral value on adjustable mortgage loans ("AMLs"). Where the Bank does lend in excess of 90% of the appraised value, additional fees and rates are charged. Mortgage insurance is required on loans in excess of 80% or premium rates and/or fees are charged if the mortgage insurance requirement is waived. Subsequent to the origination of a loan, the Bank may purchase private mortgage insurance with its own funds. Loans originated under this program for which there is no private mortgage insurance totaled $354.5 million at December 31, 2001 compared to $268.2 million at December 31, 2000 and $274.2 million at December 31, 1999. See "Business - Interest Rates, Terms and Fees."

Loan Composition

     Loans based on the security of single family properties (one to four units) comprise the largest category of the Bank's loan portfolio (including mortgage-backed securities). The loan portfolio also includes loans secured by multi-family and commercial properties. At December 31, 2001, approximately 55% of the loan and mortgage-backed securities portfolio consisted of first liens on single family properties while first liens on multi-family properties comprised approximately 35% of the portfolio, and first liens on commercial properties represented approximately 8% of the portfolio. Construction loans, the majority of which were acquired in the Bank's purchase of two small banks on November 30, 2001, comprised 1% of the loan portfolio. Commercial business loans and consumer loans comprised the remaining 1% of the loan portfolio at December 31, 2001.

     Multi-family and commercial real estate loans are considered more susceptible to market risk than single family loans and higher interest rates and fees are charged to borrowers for these loans. Approximately 37% of loan originations in 2001 and 2000 were multi-family, commercial and industrial loans compared to 17% in 1999. No multi-family loans were originated upon the sale of REO during 2001. During 2000 and 1999, 0.1% and 0.4% of total loan originations were originated upon the sale of multi-family loans, respectively.

     The Bank has loss exposure on certain loans sold with recourse. These loans are substantially all secured by multi-family properties. Loans sold with recourse totaled $126.4 million as of December 31, 2001, $146.5 million as of December 31, 2000 and $178.7 million as of December 31, 1999. Although no longer owned by the Bank, these loans are evaluated for the purposes of computing the repurchase liability and measuring risk exposure for regulatory capital. Under the Bank's current policy, it no longer enters into loans sold with recourse agreements.

     The following table sets forth the composition of the Bank's portfolio of loans and mortgage-backed securities for each of the last five years:

                                                               December 31,
                                            2001        2000       1999        1998        1997
                                                           (Dollars In Thousands)
REAL ESTATE LOANS:
 First trust deed residential loans:
  One to four units........           $2,121,899  $2,158,940  $1,813,783 $1,564,392  $1,801,608
  Five or more units.......            1,525,749   1,308,440   1,123,308  1,127,228   1,217,577
Residential loans..........            3,647,648   3,467,380   2,937,091  2,691,620   3,019,185
OTHER REAL ESTATE LOANS
  Commercial and industrial              358,159     217,619     183,194    181,772     196,575
  Construction.............               38,060           -           -          -           -
  Land.....................                1,481           -           -          -           -
  Second trust deeds.......                9,472       8,453      13,489     15,357      15,441
  Other....................                    -           -           -          -       6,303
    Real estate loans......            4,054,820   3,693,542   3,133,774  2,888,749   3,237,504
NON-REAL ESTATE LOANS:
  Manufactured housing.....                    -         391         613        893       1,154
  Deposit accounts.........                1,267         576         683      1,002       1,644
  Commercial business loans               18,882      12,600       8,140      1,259           -
  Consumer.................               19,546       6,555         593        621         185
    Loans receivable.......            4,094,515   3,713,664   3,143,803  2,892,524   3,240,487
LESS:
  General valuation allowance             72,919      70,809      69,954     67,638      61,237
  Impaired loan valuation allowance        1,850       1,792       2,596      7,634       9,775
  Unrealized loan fees.....               14,857      11,779      10,706      9,031      24,311
    Net loans receivable (1)           4,004,889   3,629,284   3,060,547  2,808,221   3,145,164
FHLMC AND FNMA MORTGAGE-
   BACKED SECURITIES:
  Secured by single family dwellings     272,419     360,210     412,469    539,079     657,342
  Secured by multi-family dwellings       11,660      14,195      16,172     17,600      18,716
    Mortgage-backed securities           284,079     374,405     428,641    556,679     676,058
      TOTAL................           $4,288,968  $4,003,689  $3,489,188 $3,364,900  $3,821,222

(1)   Includes loans held for sale.

                                ASSET QUALITY

 Asset Quality Ratios

     The following table sets forth certain asset quality ratios of the Bank for the periods indicated:

                                                                    December 31,
                                                  2001       2000    1999     1998     1997
Non-performing Loans to Loans Receivable(1)       0.16%     0.17%    0.42%    0.90%    0.91%
Non-performing Assets to Total Assets(2)          0.17%     0.19%    0.40%    0.84%    0.95%
Loan Loss Allowances to Non-performing
  Loans(3)..........................           1122.71%  1132.19%  509.74%  242.09%  193.38%
General Loss Allowances to Assets
  with Loss Exposure(4).............              1.70%     1.81%    2.15%    2.26%    1.86%
General Loss Allowances to Total Assets with
  Loss Exposure(5)..................              1.94%     2.06%    2.41%    2.51%    2.12%

(1) Non-performing loans are net of valuation allowances related to those loans. Loans receivable exclude mortgage-backed securities and are before deducting unrealized loan fees, general valuation allowances and valuation allowances for impaired loans.

(2) Non-performing assets are net of valuation allowances related to those assets.

(3) The Bank's loan loss allowances, including valuation allowances for non-performing loans and general valuation allowances but excluding repurchase liability for loans sold with full or limited recourse. Non-performing loans are before deducting specific valuation allowances related to those loans.

(4) The Bank's general valuation allowances, excluding repurchase liability for loans sold with full or limited recourse. The Bank's assets with loss exposure includes its loan portfolio, real estate owned, loan commitments and potential loan buybacks but excludes mortgage-backed securities.

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

     The table below details the amounts of non-performing assets by type of collateral. Also shown is the ratio of non-performing assets to total assets.

                                                           Non-Performing Assets
                                                                 December 31,
                                2001            2000           1999             1998           1997
                             $        %      $       %       $        %       $       %       $        %
                                                          (Dollars In Thousands)
Real Estate Owned:
Single Family.....          $1,671   21.08% $2,507  30.21%  $1,069   6.93%   $3,946  12.84%  $5,806   14.66%
Multi-Family......             164    2.06       -      -    1,483   9.62     1,309   4.26    4,034   10.19
Commercial and Industrial        -       -       -      -        -      -         -      -      826    2.09
Less:  General Valuation
   Allowance......            (350)  (4.41)   (350) (4.22)    (350) (2.27)     (500) (1.63)    (500)  (1.26)
Other.............               -       -       -      -        -     -         -      -        52     .13
Total Real Estate
 Owned............           1,485   18.73   2,157  25.99    2,202  14.28     4,755   15.47   10,218  25.81
Non-Performing Loans:
Single Family.....           6,062   76.46   5,603  67.51    9,626  62.41    12,270   39.92   16,799  42.43
Multi-Family......             422    5.32     662   7.98    3,995  25.90    13,005   42.31   15,785  39.86
Commercial and Industrial        -       -       -      -      225   1.46     4,040   13.14    1,533   3.87
Other.............              16     .21       -      -        -      -         -       -        -      -
Less Valuation
 Allowances.......             (57)   (.72)   (123) (1.48)    (625) (4.05)   (3,332) (10.84)  (4,738)(11.97)
Total Non-Performing
 Loans............           6,443   81.27   6,142  74.01   13,221  85.72    25,983   84.53   29,379  74.19
Total.............          $7,928  100.00% $8,299 100.00% $15,423 100.00%  $30,738  100.00% $39,597 100.00%
Ratio of Non-Performing
 Assets To Total Assets:              0.17%          0.19%           0.40%             0.84%           0.95%

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

     Impaired loans totaled $7.4 million, $8.8 million and $11.4 million, net of related allowances of $1.9 million, $1.8 million and $2.6 million as of December 31, 2001, 2000 and 1999, respectively. See "Business - Non-accrual, Past Due, Impaired and Restructured Loans" for further discussion of impaired loans.

     The Bank's modified loans result primarily from temporary modifications of principal and interest payments. Under these arrangements, loan terms are typically reduced to no less than a required monthly interest payment. Any loss of revenues under the modified terms would be immaterial to the Bank. If the borrower is unable to return to scheduled principal and interest payments at the end of the modification period, foreclosure procedures are initiated, or, in certain circumstances, the modification period is extended. As of December 31, 2001, the Bank had modified loans totaling $7.4 million, net of loan loss allowances of $1.9 million. This compares with $9.6 million and $7.4 million, net of allowances, as of December 31, 2000 and December 31, 1999 respectively. Modified loans included as impaired loans totaled $6.4 million, $8.8 million and $6.5 million, net of valuation allowances, as of December 31, 2001, 2000 and 1999, respectively. No modified loans were 90 days or more delinquent as of December 31, 2001, 2000 or 1999.

                        CAPITAL RESOURCES AND LIQUIDITY

Liquidity Requirements

     In July, 2001, the OTS removed the regulation that required a savings institution to maintain an average daily balance of liquid assets of at least four percent of its liquidity base, and retained a provision requiring a savings institution to maintain sufficient liquidity to ensure its safe and sound operation. The determination of what constitutes safe and sound operation was left to the discretion of management.

     For several years it has been the Bank's strategy to keep cash and liquid investments at a modest level due to availability of substantial credit lines. After the repeal of the liquidity regulation, the Bank's liquidity policy was modified to include unused borrowing capacity in the definition of available liquidity. The Bank's current liquidity policy requires that cash and cash equivalents, short-term investments and excess borrowing capacity be maintained at a minimum level of 10% of the Bank's liquidity base (defined as deposits and borrowings due within one year.) As of December 31, 2001, liquidity-qualifying balances were 27.5% of the Bank's liquidity base.

 External Sources of Funds

     External sources of funds include savings deposits, loan sales, advances from the FHLBSF and reverse repurchase agreements ("reverse repos"). For purposes of funding asset growth, the source or sources of funds with the lowest total cost for the desired term are generally selected. The incremental source of funds used most often during the last three years was advances from the FHLBSF.

     Deposits obtained from national brokerage firms ("brokered deposits") are considered a source of funds similar to a borrowing. In evaluating brokered deposits as a source of funds, the cost of these deposits, including commission fees, is compared to other funding sources. Brokered deposits were $356.8 million at December 31, 2001. This compares to $381.2 million at December 31, 2000 and $445.9 million at December 31, 1999.

     Deposits at retail savings offices were $2.1 billion at December 31, 2001, $1.7 billion as of December 31, 2000 and $1.6 billion at December 1999. Management attributes the increase in retail deposits during 2001 to increased deposits from stock market investors wanting more security for their investments due to variability in the stock market. Additionally, the Bank acquired four retail offices with deposits totaling $174.8 million as part of the purchase of two small banks on November 30, 2001. As of December 31, 2001, deposits at these acquired branches totaled $174.4 million.

     The Bank also solicits deposits through telemarketing efforts. Telemarketing deposits are obtained by the Bank's employees via telephone, from depositors outside of the Bank's normal service areas. Telemarketing deposits increased by 105% to $100.7 million at the end of 2001. This compares with $49.1 million at the end of 2000 and $84.5 million at the end of 1999. The level of telemarketing deposits varies based on the activity of investors, who are typically professional money managers. The availability of telemarketing deposits also varies based on the investors' perception of the Bank's creditworthiness.

     Reverse repurchase agreements are short term borrowings secured by mortgage-backed securities. These borrowings decreased 28% to $211.0 million at the end of 2001 from $294.1 million at the end of 2000 and $363.6 million at the end of 1999. Borrowings under reverse repurchase agreements have decreased over the last three years due to prepayments of the underlying collateral. The Bank has not securitized any mortgage loans for use in collateralized borrowings for several years.

     FHLB advances remained flat at $1.6 billion at the end of 2001 and 2000 compared to and $1.2 billion at the end of 1999. FHLB advances were often the lowest cost source funds available to the Bank. Due to high levels of loan payoffs and the growth in retail branch deposits, no additional borrowings were required to fund asset growth during 2001.

     Loan sales were $61.2 million in 2001. This compares to $9.5 million during 2000 and $133.0 million during 1999. Loan sales increased during 2001 due to the increased demand for 30-year and 15-year fixed rate mortgages which are only originated by the Bank for sale.

Internal Sources of Funds

     Internal sources of funds include scheduled loan principal payments, loan payoffs, and positive cash flows from operations. Principal payments were $1.3 billion in 2001 compared to $560.5 million in 2000 and $670.5 million in 1999. Principal payments include both amortization and prepayments and are a function of real estate activity and the general level of interest rates. The increase in prepayments during 2001 was due to the low level of interest rates available on 30-year and 15-year fixed rate loans available to customers. The decrease in prepayments during 2000 compared to 1999 is due to higher interest rates on fixed rate loans that decreased refinancing activity. Prepayment activity was very high in 1999 due to refinancing activity into fixed rate loans, which were available to borrowers at favorable interest rates for the first half of 1999.


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

     To be considered "well capitalized" for purposes of the prompt corrective action requirements the Bank must maintain the capital ratios as set forth in the table below:

                                                 December 31, 2001
                                              Amount          %
                                              (Dollars In Thousands)

   Core capital requirement.........       $ 235,391         5.00%
   Bank's core capital..............         302,448         6.42
     Excess core capital............       $  67,057         1.42%

   Tier 1 risk-based capital requirement   $ 161,388         6.00%
   Bank's tier 1 risk-based capital.         302,448        11.24
     Excess tier 1 risk-based capital      $ 141,060         5.24%

   Risk-based capital requirement...       $ 268,980        10.00%
   Bank's risk-based capital........         336,556        12.51
     Excess risk-based capital......       $  67,576         2.51%

                        ASSET-LIABILITY MANAGEMENT

     The Bank's primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on the Bank's net interest income and capital, while, at the same time, adjusting the Bank's asset-liability mix to achieve the most favorable impact on earnings.

     The Bank's asset-liability management policy is designed to improve the balance between the maturities and repricings of interest-earning assets and interest-bearing liabilities in order to better insulate net earnings from interest rate fluctuations. Under this program, the Bank emphasizes the funding of monthly adjustable mortgages with short term savings and borrowings and matching the maturities of these assets and liabilities. The Bank also originates adjustable rate loans with initial fixed interest rates for periods ranging from 3 to 10 years. By policy, the Bank will either match the fixed rate period of these loans with borrowings for the same term or will hold unmatched fixed rate loans in its portfolio up to 5%of total assets.

     The majority of the Bank's assets are monthly adjustable rate mortgages with interest rates that fluctuate based on changes in the FHLBSF Eleventh
District Cost of Funds. These mortgages constitute over 67% of the loan portfolio at the end of 2001. Comparisons over the last several years show that a change in the Bank's cost of funds generally correlates with changes in the Index. The Bank does not use any futures, options or swaps in its asset-liability strategy.

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

     In order to minimize the impact of rate fluctuations on earnings, management's goal is to keep the one-year GAP at less than 20% of total assets (positive or negative). At December 31, 2001, the Company's one-year GAP was a negative $288.7 million or 6.1% of total assets. This compares with positive GAP ratios of 11.8% and 2.81% of total assets at December 31, 2000 and December 31, 1999, respectively. The change from a positive GAP ratio at December 31, 2000 reflects the increase in adjustable rate loans with initial fixed interest periods which do not reprice within the first year. The Bank has also lengthened the maturities of its borrowings, but not to the same extent due to the high level of payoffs anticipated within the next year.

     Another measure of interest rate risk, that is required to be performed by OTS-regulated institutions, is an analysis specified by OTS Thrift Bulletin TB-13a, "Management of Interest Rate Risk, Investment Securities, and Derivatives Activities". Under this regulation institutions are required to establish limits on the sensitivity of their net interest income and net portfolio value to changes in interest rates. Such changes in interest rates are defined as instantaneous and sustained movements in interest rates in 100 basis point increments.

     The following table shows the estimated impact of a parallel shift in interest rates on the Bank's portfolio value at December 31, 2001 and December 31, 2000:
                                    Percentage
            Change in Interest Rates   Change in Net Portfolio Value(1)
             (In Basis Points)            2001           2000
                   +300................   (16)%           (8)%
                   +200................   (11)%           (4)%
                   +100................    (6)%           (2)%
                   --100...............     6%            (2)%
                   --200...............     -%(2)         (4)%
                   --300...............     -%(2)         (2)%

(1) The percentage change represents the projected change in the net portfolio value of the Bank in a stable interest rate environment versus the net portfolio value in the various rate scenarios. The OTS defines net portfolio value as the present value of expected cash flows from existing assets minus the present value of expected cash flows from existing liabilities.
(2) A downward shift in interest rates of 200 basis points or 300 basis points from the December 31, 2001 levels would result in negative interest rates in many cases. Therefore, modeling the impact of such declines as of December 31, 2001 is not meaningful or practical.

     The percentage change in net portfolio value is affected by many different factors. While the Bank's approach to interest rate risk management has not changed significantly since 2000, a combination of factors resulted in net portfolio values as of December 31, 2001 that were different from those as of December 31, 2000. The net portfolio value was affected by lower interest rates at December 31, 2001 compared to December 31, 2000. In a decreasing rate scenario, interest rates on certain loans within the Bank's loan portfolio reached lifetime floors. Additionally, interest rates on interest-bearing checking deposits and passbook accounts reached very low levels from which they could not drop farther.

     The following chart shows the interest sensitivity of the Company's assets and liabilities by repricing period at December 31, 2001 and the consolidated GAP position as a percentage of total assets at that time:

                                                        INTEREST-SENSITIVITY GAP

                                                Balances    Balances        Balances        Balances
                                                Repricing   Repricing       Repricing       Repricing
                                    Total       Within      Within          Within          After
                                    Balance     0-12 Months 1-3 Years       4-10            10 Years
                                                         (Dollars In Thousands)
Interest-Earning Assets:
  FHLB Interest Bearing Deposits    $   18,814  $   18,814  $        -      $         -     $        -
  Overnight Investments......          123,000     123,000           -                -              -
    Investment Securities....          110,444      42,863      33,634           33,947              -
  Mortgage-backed Securities.          284,079     283,353         480              222             24
  Loans Receivable...........        4,004,890   2,914,676     712,458          372,996          4,760
     Total Interest-Earning

      Assets.................       $4,541,227  $3,382,706  $  746,572      $   407,165     $    4,784

Interest-Bearing Liabilities:
   Demand Accounts...........       $1,214,372  $1,214,372  $        -      $         -     $        -
   Fixed Rate Term Certificate       1,332,275   1,260,976      58,496           11,800          1,003
   Borrowings:
     FHLB Advances...........        1,597,000     985,000     347,000          265,000              -
     Reverse Repurchase
            Agreements.......          211,040     211,040           -                -              -
     Other Borrowings........                -           -           -                -              -
           Total Interest-Bearing
           Liabilities.......       $4,354,687  $3,671,388  $  405,496      $   276,800     $    1,003

Interest-Sensitivity Gap.....       $  188,540  $ (288,682) $  341,076      $   130,365     $    3,781
         ....................
Interest-Sensitivity Gap as a
  Percentage of Total Assets.                       (6.11)%       7.22%            2.76%         0.08%

Cumulative Interest-Sensitivity Gap            $ (288,682)  $   52,394      $   182,759     $  186,540

Cumulative Interest-Sensitivity
  Gap as a Percentage of Total
   Assets....................                       (6.11)%       1.11%            3.87%          3.95%


     The following table shows the fair value and contract terms of the Bank's interest-earning assets and interest-bearing liabilities as of December 31, 2001 categorized by type and expected maturity for each of the next five years and thereafter:

                                                          Expected  Maturity  Date  as  of
                                                                   December 31, (1)

                                                                              There-    Total       Fair
                          2002        2003      2004       2005     2006      after     Balance     Value
                                                              (Dollars In Thousands)
Interest Earning Assets
Loans Receivable:
Adjustable Rate Loans:
 Single family            $  578,695  $505,385  $372,304  $239,042  $148,380  $247,492  $2,091,298  $2,119,245
   Average interest rate        6.76%     6.79%     6.79%     6.79%     6.79%     6.79%       6.78%
Multi-family                 317,605   286,382   244,202   176,607   192,950   295,331   1,513,077   1,540,775
   Average interest rate        6.68%     6.72%     6.71%     6.72%     6.88%     6.65%       6.72%
Commercial  and Industrial    61,420    65,195    58,953    42,517    46,401    60,759     335,245     347,592
   Average interest rate       7.36%      7.42%     7.26%     7.50%     7.60%     7.42%       7.46%
Fixed Rate Loans:
 Single family                8,452      6,295     4,573     2,903     1,794     2,842      26,859      27,579
   Average interest rate       7.90%      7.57%     7.34%     7.31%     7.30%     7.28%       7.56%
Multi-family                  3,489      3,777     2,873     2,122     3,384     2,071      17,716      18,520
   Average interest rate       8.33%      8.14%     7.93%     7.90%     7.55%     7.93%       7.98%
Commercial and Industrial     5,499      5,315     5,375     2,582     3,510     3,857      26,138      27,653
   Average interest rate       8.67%      8.50%     8.39%     8.31%     8.05%     8.46%       8.43%
Commercial Business Loans     4,534      4,816     5,114     3,950       468         -      18,882      18,992
Average interest rate          6.03%      6.03%     6.03%     6.03%     6.03%        -        6.03%
Construction Loans           17,506     18,911     1,643         -         -         -      38,060      38,571
Average interest rate          7.75%      7.75%     7.75%        -         -         -        7.75%
Consumer loans               18,421      1,668        65        70        76       497      20,797      21,206
    Average interest rate      5.90%      5.98%     8.12%     8.12%     8.12%     8.12%       5.98%
Mortgage-backed
 Securities:
 Adjustable                  91,993     62,365    42,205    28,504    19,211    38,546     282,824     282,824
   Average interest rate       4.97%      4.97%     4.97%     4.97%     4.97%     4.97%       4.97%
Fixed                           490        312       196       119        71        67       1,255       1,255
    Average interest rate      8.00%      8.00%     8.00%     8.00%     8.00%     8.00%       8.00%
Investment Securities,
  Overnight Investments &
  Interest-Bearing Deposits  186,223     15,424   16,402     17,441    16,768         -     252,258    252,258
Average interest rate           2.64%      6.16%    6.16%      6.16%    6.15%         -        3.56%
Total Interest-Earning
   Assets                 $1,293,779   $975,013 $753,296   $515,399  $432,666  $651,027  $4,621,180 $4,577,669
Interest-Bearing Liabilities
Deposits:
Checking Accounts         $  365,790   $      - $      -   $      -  $      -  $      -  $  367,906 $  367,906
   Average interest rate        0.30%         -        -          -         -         -        0.30%
Savings Accounts             848,582          -        -          -         -         -     846,466    846,466
   Average interest rate        2.64%         -        -          -         -         -        2.64%
Certificate Accounts       1,260,976     40,371   18,125       8,768     2,361     1,674  1,332,275  1,347,368
   Average interest rate        3.88%      4.66%   5.02%       6.04%     4.70%     4.48%       3.93%
Borrowings:
 FHLB Advances                985,000    62,000  285,000     55,000   175,000    35,000   1,597,000  1,636,275
   Average interest rate         4.86%     6.24%    4.74%      5.54%     5.57%     5.88%       5.01%
Reverse repurchase
  agreements                  211,040         -        -          -         -         -     211,040    210,921
   Average interest rate         2.66%        -        -          -         -         -        2.66%
Total Interest-Earning
   Liabilities             $3,671,388  $102,371 $303,125    $63,768  $177,361  $ 36,674  $4,354,687 $4,408,936

    (1) Expected maturities are contractual maturities adjusted for prepayments of principal. The Bank uses certain assumptions to estimate fair values and expected maturities. For assets, expected maturities are based upon contractual maturity, projected repayments and prepayments of principal. The prepayment experience used is based on the Bank's historical experience. The Bank's average CPR (Constant Prepayment Rate) is 36% for the single family portfolio and 24% for its multi-family and commercial real estate portfolios. The Bank used estimated deposit runoff based on available industry information.

                                 STOCK PRICES

     The common  stock of  FirstFed  Financial  Corp.  is traded on the New York
Stock Exchange under the trading symbol "FED." The quarterly high and low information presented below is based on information supplied by the New York Stock Exchange.

      The Company has never declared or paid a cash dividend.

     As of February 5, 2002, there remain 889,016 shares eligible for repurchase under the Company's stock repurchase program. No shares were repurchased during 2001 or 2002. The Company repurchased 821,500 shares of its common stock during 2000 and 3,298,150 shares of its common stock during 1999.


                             PRICE RANGE OF COMMON STOCK

            First Quarter   Second Quarter   Third Quarter    Fourth Quarter
            High   Low      High      Low     High     Low    High    Low

2001       $32.06 $26.25  $31.00    $28.00  $36.30   $24.00  $25.95  $21.90
2000        16.63  11.88   14.56     11.69   23.00    14.06   33.13   21.31
1999        18.00  15.56   20.00     15.31   17.81    15.00   18.50   12.81
1998        21.19  15.94   26.41     20.41   26.94    14.75   18.56   14.13
1997(1)     14.00  10.75   15.53     11.25   17.44    15.38   19.75   17.50

(1) All amounts have been adjusted for the two-for-one stock split declared June 25, 1998.


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

ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        FIRSTFED FINANCIAL CORP. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                   (Dollars in thousands, except share data)

                                               December 31,       December 31,
ASSETS                                               2001              2000

Cash and cash equivalents                       $  174,171          $  77,677
Investment securities, available-for-sale
  (at fair value)  (Note 2)                        110,444            136,537
Mortgage-backed securities, available-for-sale
  (at fair value;$224,114 and $308,836 pledged)
  (Notes 3 and 10)                                 284,079            374,405
Loans receivable, held-for-sale (fair value of
  $5,246 and $2,246) (Note 4)                        5,246              2,246
Loans receivable, net (Notes 4 and 9)            3,999,643          3,627,038
Accrued interest and dividends receivable           22,076             28,488
Real estate (Note 5)                                 1,515              2,189
Office properties and equipment, net (Note 6)       10,822             10,651
Investment in Federal Home Loan Bank
 (FHLB) stock, at cost (Notes 7 and 9)              91,713             80,885
Other assets  (Note 1)                              26,580             25,126
                                                $4,726,289         $4,365,242

LIABILITIES

Deposits  (Note 8)                              $2,546,647         $2,165,047
FHLB advances (Notes 7 and 9)                    1,597,000          1,579,000
Securities sold under agreements to repurchase
  (Note 10)                                        211,040            294,110
Accrued expenses and other liabilities              45,924             59,643
                                                 4,400,611          4,097,800
COMMITMENTS AND CONTINGENT LIABILITIES
  (Notes 4, 6 and 13)

STOCKHOLDERS' EQUITY   (Notes 12 and 13)
Common stock, par value $.01 per share;
 authorized 100,000,000 shares; issued 23,362,196
 and 23,299,707 shares, outstanding
 17,251,300 and 17,232,217 shares                      234                233
Additional paid-in capital                          34,670             32,540
Retained earnings - substantially restricted       363,713            313,411
Unreleased shares to employee stock
  ownership plan                                         -               (841)
Treasury stock, at cost, 6,110,896 shares and
 6,067,490 shares                                  (75,930)           (75,743)
Accumulated other comprehensive
 earnings (loss), net of taxes                       2,991             (2,158)
                                                   325,678            267,442
                                               $ 4,726,289        $ 4,365,242

See accompanying notes to consolidated financial statements.

                          FIRSTFED FINANCIAL CORP. AND SUBSIDIARY
            CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE EARNINGS
                       YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                      (Dollars In Thousands, Except Per Share Data)

                                              2001          2000         1999
Interest income:
 Interest on loans.....................    $298,942      $274,720     $216,634
 Interest on mortgage-backed securities      19,803        24,448       28,700
 Interest and dividends on investments.      15,187        15,152       14,667
    Total interest income .............     333,932       314,320      260,001
Interest expense:
  Interest on deposits (Note 8) .......      94,568       100,174       87,199
  Interest on borrowings (Notes 9 and 10)   107,186       106,331       73,832
    Total interest expense ............     201,754       206,505      161,031

Net interest income ...................     132,178       107,815       98,970
 Provision for loan losses (Note 4) ...           -             -            -
Net interest income after provision for
  loan losses..............                 132,178       107,815       98,970
Other income:
  Loan servicing and other fees .......       3,319         2,804        4,204
  Gain on sale of loans................         656            64        1,221
  Real estate operations, net .........         304           594        3,217
  Other operating income...............       4,640         4,285        4,046
    Total other income  ...............       8,919         7,747       12,688

Non-interest expense:
  Salaries and employee benefits (Note 13)   29,682        26,444       26,664
  Occupancy (Note 6) ..................       8,302         8,031        7,859
  Advertising  ........................       1,800         1,417        1,864
  Federal deposit insurance  ..........         418           538        1,236
  Other operating expense .............      12,972        11,835       11,536
    Total non-interest expense  .......      53,174        48,265       49,159

Earnings before income taxes and
 extraordinary item                          87,923        67,297       62,499
Income taxes  (Note 11) ...............      37,621        28,832       27,052
Earnings before extraordinary item ....      50,302        38,465       35,447

Extraordinary item:
     Loss on early extinguishment  of debt,
     net of taxes.......................          -             -       (2,195)
Net earnings...........................   $  50,302     $  38,465    $  33,252
Other comprehensive earnings (loss):
  Unrealized gain (loss) on mortgage-backed-
  securities and securities
  available-for-sale, net of taxes.....       5,149         6,122       (7,577)
Comprehensive earnings.................     $55,451     $  44,587    $  25,675

Earnings per share  (Notes 12 and 15):
   Basic EPS before extraordinary  item     $  2.92     $    2.23    $    1.84
   Extraordinary  item     ............           -             -         (.11)
   Basic EPS after extraordinary  item.     $  2.92     $    2.23    $    1.73

   Diluted EPS before extraordinary  item   $  2.85     $    2.20    $    1.83
   Extraordinary  item     ............           -             -         (.12)
   Diluted EPS after extraordinary  item    $  2.85     $    2.20    $    1.71

 See accompanying notes to consolidated financial statements.

                   FIRSTFED FINANCIAL CORP.  AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                            (Dollars In Thousands)


                                                                                                 Accumulated
                                                                                                     Other
                                                           Retained                             Comprehensive
                                                           Earnings     Unreleased             Earnings(Loss),
                                                            (Sub-        Shares to                Net of
                                             Additional   stantially       ESOP                   Taxes
                                   Common    Paid-In      Restricted)   (Notes 12    Treasury    (Notes 2
                                     Stock    Capital      (Note 12)       and 13)     Stock         and 3)    Total


Balance, December 31, 1998.        $ 231     $ 29,965     $241,694      $    (833)   $ (13,354) $   (703)      $257,000
Exercise of employee stock options     2        1,098            -              -            -         -          1,100
Net increase in unreleased shares
 to the ESOP...............            -            -            -           (926)           -         -           (926)
Benefit from stock option tax
 adjustment.                           -          498            -              -            -         -            498
Unrealized loss on securities
 available-for-sale, net of taxes      -            -            -              -            -    (7,577)        (7,577)
Common stock repurchased
  (3,298,150) shares.......            -            -            -              -      (52,214)        -        (52,214)
Net earnings 1999..........            -            -       33,252              -            -         -         33,252
Balance, December 31, 1999.          233       31,561      274,946         (1,759)     (65,568)   (8,280)       231,133

Exercise of employee stock options     -          793            -              -            -         -            793
Net decrease in unreleased shares
 to the ESOP...............            -          186            -            918            -         -          1,104
Unrealized gain on securities
 available-for-sale, net of taxes      -            -            -              -            -     6,122          6,122
Common stock repurchased
  (821,500) shares.........            -            -            -              -      (10,175)        -        (10,175)
Net earnings 2000..........            -            -       38,465              -            -         -         38,465
Balance, December 31, 2000.          233       32,540      313,411           (841)     (75,743)   (2,158)       267,442

Exercise of employee stock options     1          764            -              -            -         -            765
Net decrease in unreleased shares
 to the ESOP...............            -        1,179            -            841            -         -          2,020
Unrealized gain on securities
 available-for-sale, net of taxes      -           -             -              -            -      5,149         5,149
Restricted common stock forfeited      -         187             -              -         (187)         -             -
Net earnings 2001..........            -           -        50,302              -            -          -        50,302
Balance, December 31, 2001.      $   234    $ 34,670      $363,713     $        -    $ (75,930)  $  2,991    $  325,678

See accompanying notes to consolidated financial statements.

                    FIRSTFED FINANCIAL CORP.  AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                           (Dollars In Thousands)
                                                            2001           2000           1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings........................                    $   50,302      $   38,465     $   33,252
Adjustments to reconcile net earnings to
 net cash provided by operating activities:
  Net change in loans held-for-sale.                        (3,000)             57         14,147
  Depreciation and amortization.....                         1,919           1,874          2,193
  Provision (benefit) for losses on real estate owned            -               -            (54)
  Valuation adjustments on real estate sold                   (525)           (491)        (2,542)
  Amortization of fees and discounts                         5,913           1,703           (597)
  Decrease in servicing asset.......                           375             905            318
  Change in taxes payable...........                        (1,738)           (323)        (1,643)
  Increase (decrease) in tax interest accrual                  300            (350)          (150)
  (Increase) decrease in interest and dividends
   receivable.......................                         7,392          (6,663)         1,651
  Increase (decrease) in interest payable                  (13,855)         11,298         (6,819)
  Amortization of core deposit intangible asset              1,564           1,964            452
  Increase in other assets..........                        (5,505)         (5,179)        (2,767)
  Increase (decrease) in accrued expenses and
   other liabilities................                        (1,875)            675         (2,074)
   Total adjustments................                        (9,035)          5,470          2,115
    Net cash and cash equivalents
       provided by operating activities                     41,267          43,935         35,367

CASH FLOWS FROM INVESTING ACTIVITIES:
Loans made to customers and principal collections
 on loans...........................                       (96,132)       (434,026)      (149,842)
Loans repurchased under recourse arrangements                    -            (240)        (1,242)
Loans purchased.....................                      (132,625)        (14,077)      (121,522)
Proceeds from sales of real estate owned                     4,968           5,290         15,980
Proceeds from maturities and principal payments
 of investment securities available-for-sale                48,962          20,589          6,809
Principal reductions of mortgage-backed
 securities available-for-sale......                        96,770          62,332        117,440
Purchases of investment securities
 available-for-sale.................                       (19,964)         (3,547)       (96,300)
Redemption (purchase) of FHLB stock.                        (4,025)         (4,079)         4,823
Other...............................                        (4,105)         (1,205)        (5,536)
Net cash from acquisitions..........                        17,680          32,866              -
        Net cash and cash equivalents
           used by investing activities                    (88,471)       (336,097)      (229,390)

  CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits.                       206,824         (64,767)       (74,552)
Net increase (decrease) in short term borrowings           (65,070)        340,475        347,463
Repayment of long-term borrowings...                             -               -        (50,000)
Purchases of treasury stock.........                             -         (10,175)       (52,214)
Other...............................                         1,944           2,499         (1,147)
    Net cash and cash equivalents
       provided by financing activities                    143,698         268,032        169,550
Net decrease in cash and cash
 equivalents........................                        96,494         (24,130)       (24,473)
Cash and cash equivalents at beginning of year              77,677         101,807        126,280
Cash and cash equivalents at end of year               $   174,171      $   77,677     $  101,807

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

     The preparation of the Company's financial statements in conformity with Accounting Principles Generally Accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported operations of the Company for the periods presented. Actual results may differ from those estimates calculated by management.

 Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its subsidiary, the Bank. The Bank maintains 29 full-service savings branches in Southern California. The Bank's primary business consists of attracting retail deposits from the general public and originating loans secured by mortgages on residential real estate. All significant inter-company balances and transactions have been eliminated in consolidation. Certain items in the 1999 and 2000, consolidated financial statements have been reclassified to conform to the 2001 presentation.

     First Federal Bank acquired the assets and liabilities of Del Amo Savings Bank and Frontier State Bank as of November 30, 2001. The financial results of the acquired entities since the date of acquisition have been included herein.

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

 Interest Rate Risk

     Financial instruments are subject to interest rate risk to the extent that they reprice on a frequency, degree or basis that varies from market pricing. The Bank is subject to interest rate risk to the degree that its interest-earning assets reprice on a different frequency or schedule than its interest-bearing liabilities. A majority of the Bank's loans receivable and mortgage-backed securities reprice based on the Federal Home Loan Bank Eleventh District Cost of Funds Index (the "Index"). The repricing of the Index tends to lag market interest rates. The Bank closely monitors the pricing sensitivity of its financial instruments.

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

     The Bank did not hold any trading securities at December 31, 2001 or 2000.

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

     General allowances are provided for all loans, regardless of any specific allowances provided. The determination of the Bank's general allowance for loan losses is based on estimates that are affected by changes in the regional or national economy and market conditions. The Bank's management believes, based on economic and market conditions, that the general allowance for loan losses is adequate as of December 31, 2001 and 2000. Should there be an economic or market downturn or if market interest rates increase significantly, the Bank could experience a material increase in the level of loan defaults and charge-offs.

Loan Origination Fees and Costs

     Loan origination fees and certain direct loan origination costs are deferred and recognized over the lives of the related loans as an adjustment of loan yields using the interest method. When a loan is repaid or sold, any unamortized net deferred fee balance is credited to income.

 Gain or Loss on Sale of Loans

     The Bank primarily sells its mortgage loans on a servicing released basis and recognizes cash gains or losses immediately in its Statement of Operations and Comprehensive Earnings. The Bank has previously sold mortgage loans and loan participation's on a servicing retained basis with yield rates to the buyer based upon the current market rates which may differ from the contractual rate of the loans sold. Under GAAP, servicing assets or liabilities and other retained interests are required to be recorded as an allocation of the carrying amount of the loans sold based on the estimated relative fair values of the loans sold and any retained interests, less liabilities incurred. Servicing assets are evaluated for impairment based on the asset's fair value. The Bank estimates fair values by discounting servicing assets cash flows using discount and prepayment rates that it believes market participants would use. The Bank had no such activity during 2001, 2000 or 1999.

     Servicing assets arising from the sale of loans are included in other assets and were $1,087,000 and $1,462,000 at December 31, 2001 and 2000,
respectively. No additional servicing assets were recorded in 2001, 2000 or 1999.

Core Deposit Intangible

     Loans, deposits and other assets and liabilities assumed in connection with acquisitions are accounted for under the purchase method of accounting. Assets and liabilities are recorded at their fair values as of the date of the acquisition and the excess cost over fair values of the assets and liabilities is classified as goodwill or a core deposit intangible asset. This asset is being amortized over its estimated useful life.

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

Cash Flows

     Cash and cash equivalents include short-term, highly liquid investments that generally have an original maturity date of three months or less. Non-cash investing transactions during 2001 include the acquisition of $158,654,000 of loans and other assets and the assumption of $176,334,000 in deposits and other liabilities and the recognition of $3,573,000 of intangible assets. A net total of $17,680,000 in cash was received in the acquisition of two small banks during 2001. Non-cash investing transactions during 2000 include the acquisition of $125,171,000 of loans and the assumption of $168,457,000 in deposits and the recognition of $10,420,000 of intangible assets. A net total of $32,866,000 in cash was received related to the acquisition of certain branches during 2000.

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

Comprehensive Earnings

     GAAP establishes standards for reporting and presentation of comprehensive earnings and its components in a full set of financial statements. Comprehensive earnings consists of net earnings and net unrealized gains (losses) on securities available-for-sale and is presented in the consolidated statements of operations and comprehensive earnings and consolidated statements of stockholders' equity. The Statement requires only additional disclosures in the consolidated statements; it does not affect the Company's financial position or results of operations.

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

Derivative Instruments

     The Company accounts for derivative instruments in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." A derivative is considered either an asset or liability in the statement of financial condition and measured at fair value. If a derivative is designated as a hedging instrument the changes in fair value of the derivative are either (a) recognized in earnings in the period of change together with the offsetting gain or loss on the hedged item or (b) reported as a component of other comprehensive earnings and subsequently reclassified into earnings when the forecasted transaction affects earnings. For a derivative not designated as a hedging instrument, changes in fair value are recognized in earnings in the period of change. As of December 31, 2001, the Company has approximately $9.3 million of commitments to originate loans, which will be held for sale and approximately $6.0 million of loan sale commitments that qualify as derivatives under SFAS No.
133. The commitments are recorded at fair value at December 31, 2001.

Recent Accounting Pronouncements

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

     The Company was required to adopt the provisions of SFAS No. 141 immediately and SFAS No. 142 effective January 1, 2002. As of December 31, 2001, the Company has no assets to be classified as goodwill under these new pronouncements. All assets and liabilities acquired in the purchase of two small banks were deemed to be at fair value except for the retail savings deposits. The Company recorded $3,573,000 in core deposit intangible assets related to the acquisition of the retail savings deposits during 2001. Under the provisions of SFAS No. 142, the Company expects to continue amortizing these intangible assets over their estimated useful lives. Amortization of the Company's total core deposit intangible assets was $1,564,000 and $1,965,000 for the years ended December 31, 2001 and 2000, respectively. Total core deposit intangible assets were $11,312,000 and $9,304,000 for the years ended December 31, 2001 and 2000, respectively.

     On October 3, 2001, the Financial Accounting Standards Board (FASB or the Board) issued FASB Statement No. 144 (SFAS No. 144), Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of", it retains many of the fundamental provisions of that statement. The statement is effective for fiscal years beginning after December 15, 2001 and must be adopted as of the beginning of the fiscal year. Management does not expect the implementation of SFAS No. 144 to have a material impact on the Company's consolidated financial statements.

(2)  Investment Securities

     The amounts advanced under agreements to resell securities (repurchase agreements) represent short-term investments. During the agreement period the securities are maintained by the dealer under a written custodial agreement that explicitly recognizes the Bank's interest in the securities. The Bank had $123,000,000 and $33,000,000 in agreements to resell securities at December 31, 2001 and 2000, respectively, which are classified as cash and cash equivalents in the accompanying Consolidated Statements of Financial Condition. Securities purchased under agreements to resell averaged $62,860,000 and $5,333,000 during 2001 and 2000, and the maximum amounts outstanding at any month end during 2001 and 2000 were $123,000,000 and $33,000,000 respectively.

     The Bank also had overnight deposits on hand with the Federal Home Loan Bank of San Francisco which totaled $18,814,000 and $15,245,000, respectively, as of December 31, 2001 and December 31, 2000.

     Investment securities, available-for-sale, are recorded at fair value and summarized below for the periods indicated:

                                                     2001
                                         Gross                     Gross
                               Historical  Unrealized    Unrealized     Fair
                                 Cost        Gains         Losses       Value
                                           (Dollars In Thousands)
United States Government
  and federal agency
  obligations...........      $  28,499    $       3     $      (34)   $ 28,468
Collateralized
  Mortgage Obligations..         80,013        1,973            (10)     81,976
                               $108,512       $1,976     $      (44)   $110,444

                                                     2000
                                         Gross                     Gross
                               Historical  Unrealized    Unrealized      Fair
                                 Cost         Gains        Losses        Value
                                           (Dollars In Thousands)
United States Government
  and federal agency
  obligations...........       $   38,485  $       3     $     (424)   $ 38,064
Collateralized
  Mortgage Obligations..           98,562        254           (343)     98,473
                                 $137,047  $     257     $     (767)   $136,537

      Related maturity data for U.S. government and agency securities, available-for-sale, is summarized below for the period indicated:

                                                2001
                                         Gross                     Gross
                               Historical  Unrealized     Unrealized     Fair
                                  Cost       Gains          Losses       Value
                                      (Dollars In Thousands)
Maturing within 1 year..       $ 28,499    $      3      $     (34)    $ 28,468
                               $ 28,499    $      3      $     (34)    $ 28,468

     Collateralized Mortgage Obligations as of December 31, 2001 all have expected maturities within five years. There were no sales of investment securities during 2001, 2000 or 1999. Accrued interest on investments was $1,275,000 and $1,257,000 at December 31, 2001 and 2000, respectively.

(3)  Mortgage-backed Securities

     Mortgage-backed securities, available-for-sale, are due through the year 2035 and are summarized below for the periods indicated:

                                                    2001
                                         Gross                  Gross
                               Historical  Unrealized   Unrealized     Fair
                                  Cost       Gains        Losses       Value
                                            (Dollars In Thousands)

         FNMA...........      $   11,657   $     173    $       -      $ 11,830
         FHLMC..........         269,195       3,054            -       272,249
         Total..........      $  280,852   $   3,227    $       -      $284,079



                                                   2000
                                         Gross                   Gross
                               Historical  Unrealized    Unrealized     Fair
                                 Cost        Gains       Losses         Value
                                           (Dollars In Thousands)

         FNMA...........      $   14,234   $      17    $     (99)     $ 14,152
         FHLMC..........         363,386          21       (3,154)      360,253
         Total..........      $  377,620   $      38    $  (3,253)     $374,405


     There were no mortgage-backed securities created with loans originated by the Bank in 2001, 2000 or 1999. There were no sales of mortgage-backed securities during 2001, 2000 or 1999.

     Accrued  interest   receivable   related  to   mortgage-backed   securities
outstanding at December 31, 2001 and 2000 totaled $2,461,000 and $4,945,000 respectively.

(4)  Loans Receivable

      Loans receivable are summarized as follows:
                                                2001         2000
                                              (Dollars In Thousands)
Real estate loans:
  First trust deed residential loans:
    One to four units..........             $2,121,899   $2,158,940
    Five or more units.........              1,525,749    1,308,440
    Residential loans..........              3,647,648    3,467,380
  Other real estate loans:
    Commercial and industrial..                358,159      217,619
    Construction...............                 38,060            -
    Land.......................                  1,481            -
    Second trust deeds.........                  9,472        8,543
 Real estate loans.............              4,054,820    3,693,542
Non-real estate loans:
  Manufactured housing.........                      -          391
  Deposit accounts.............                  1,267          576
  Commercial business loans....                 18,882       12,600
  Consumer.....................                 19,546        6,555
      Loans receivable.........              4,094,515    3,713,664
Less:
  General loan valuation allowance              72,919       70,809
  Valuation allowances for impaired loans        1,850        1,792
  Unearned loan fees...........                 14,857       11,779
      Subtotal.................              4,004,889    3,629,284
Less:
  Loans held-for-sale..........                  5,246        2,246
      Loans receivable, net....              $3,999,643  $3,627,038

     Loans  serviced  for  others   totaled   $257,629,000,   $322,315,000   and
$377,661,000 at December 31, 2001, 2000 and 1999, respectively.

     The Bank had outstanding commitments to fund $105,045,000 and $150,276,000 in real estate loans at December 31,2001 and December 31, 2000, respectively. Of these totals, $95,770,000 and $140,007,000 had variable interest rates and $9,275,000 and $10,269,000 had fixed interest rates. The Bank had outstanding commitments to sell real estate loans of $5,955,000 and $2,091,000, respectively at December 31, 2001 and December 31, 2000, respectively.

     Accrued interest receivable related to loans outstanding at December 31, 2001 and 2000 totaled $17,664,000 and $21,619,000, respectively.

     Loans delinquent greater than 90 days or in foreclosure were $16,205,000 and $6,265,000 at December 31, 2001 and 2000, respectively, and the related allowances for delinquent interest were $504,000 and $511,000 respectively.

     There were no loans originated upon the sale of real estate owned during 2001. Loans originated upon the sale of real estate owned totaled $645,000 and $4,792,000 during 2000 and 1999, respectively.

     Loans made to directors and officers totaled $3,386,000 and $1,767,000 as of December 31, 2001 and 2000, respectively.

      See Note 9 for loans that were pledged as security for borrowings.

     The following is a summary of the activity in general loan valuation allowances and impaired valuation allowances for the periods indicated:

                                                   General   Impaired
                                                  Valuation  Valuation
                                                  Allowance  Allowance  Total
                                                    (Dollars In Thousands)

      Balance at December 31, 1998..............  $67,638    $ 7,634    $75,272
      Charge-off................................   (1,362)    (5,038)    (6,400)
      Recoveries................................    3,678          -      3,678
      Balance at December 31, 1999..............   69,954      2,596     72,550
      Charge-offs...............................   (1,443)      (804)    (2,247)
      Recoveries................................    2,298          -      2,298
      Balance at December 31, 2000..............   70,809      1,792     72,601
      Balance obtained from acquisition.........    2,050          -      2,050
      Provision for loan losses.................      (58)        58          -
      Charge-offs...............................     (369)         -       (369)
      Recoveries................................      487          -        487
      Balance at December 31, 2001..............  $72,919    $ 1,850    $74,769


     The Bank has loss exposure on certain loans sold with recourse. The dollar amount of loans sold with recourse totaled $126,432,000 and $146,537,000 at December 31, 2001 and 2000, respectively. The maximum potential recourse liability totaled $27,274,000 and $32,177,000 at December 31, 2001 and December 31, 2000, respectively.

     The Bank maintains a repurchase liability for loans sold with recourse. This liability is included in accrued expenses and other liabilities in the Consolidated Statements of Financial Condition and was $12,824,000 at December 31, 2001, December 31, 2000 and December 31, 1999.

     The following is a summary of impaired loans, net of valuation allowances for impairment, for the periods indicated:
                                                       2001         2000
                                                      (Dollars In Thousands)

      Non-accrual loans.........................     $    978      $     -
      Modified loans............................        6,416        8,770
                                                     $  7,394      $ 8,770

     The Bank considers a loan to be impaired when management believes that it is probable that the Bank will be unable to collect all amounts due under the contractual terms of the loan. Estimated impairment losses are included in the Bank's impairment allowances. At December 31, 2001, the total recorded amount of loans for which impairment had been recognized in accordance with SFAS No. 114 was $7,394,000 (after deducting $1,850,000 of impairment allowances attributable to such loans). At December 31, 2000, the total recorded amount of loans for which impairment had been recognized in accordance with SFAS No. 114 was $8,770,000 (after deducting $1,792,000 of impairment allowances attributable to such loans). The Bank's impaired non-accrual loans consist of single family loans with an outstanding principal amount greater than or equal to $500,000 and multi-family loans with an outstanding principal amount greater than or equal to $750,000.

     As of December 2001 and December 2000, impaired loans totaling $3,929,000 and $5,075,000, respectively, had no valuation allowances established.

     The average recorded investment in impaired loans during the years ended December 31, 2001, 2000 and 1999 was $7,429,000, $8,784,000 and $11,448,000
respectively. The amount of interest income recognized for impaired loans during the years ended December 31, 2001, 2000 and 1999 was $597,000, $706,000, and
$1,045,000 respectively, under the cash basis method of accounting. Interest income recognized under the accrual basis method of accounting for the years ended December 31, 2001, 2000 and 1999 totaled $587,000, $712,000 and $997,000, respectively. There were no commitments to lend additional funds to borrowers whose loan terms have been modified.



(5) Real Estate

      Real estate consists of the following:

                                                          2001           2000
                                                        (Dollars In Thousands)
      Real estate acquired by
      (or deed in lieu of) foreclosure ("REO")..     $  1,835        $  2,507
      Valuation allowance.......................         (350)           (350)
                                                        1,485           2,157
      Real estate held-for-investment...........           30              32
        Real estate, net........................     $  1,515        $  2,189

     Listed  below  is a  summary  of  the  activity  in the  general  valuation
allowance  for  real  estate  owned  for  the  periods  indicated   (dollars  in
thousands):

      Balance at December 31, 1998..............     $500
      Provision for losses on REO...............      (54)
      Charge-offs...............................      (96)
      Balance at December 31, 1999..............      350
      Provision for losses on REO...............        -
      Charge-offs...............................        -
      Balance at December 31, 2000..............      350
      Provision for losses on REO...............        -
      Charge-offs...............................        -
      Balance at December 31, 2001..............     $350

The following table summarizes real estate operations, net:

                                                     For the Years Ended
                                                        December 31,
                                              2001          2000         1999

(Dollars In Thousands)
Net income (loss) from operations:
 Gain on sales of REO...............        $ 1,501         $ 949      $ 3,852
 Other REO operations...............         (1,197)         (355)        (635)
    Real estate operations, net ....        $   304         $ 594      $ 3,217


     The Bank acquired $5,135,000, $5,050,000 and $10,831,000 of real estate in settlement of loans during 2001, 2000 and 1999, respectively.

(6) Office Properties, Equipment and Lease Commitments

     Office properties and equipment, at cost, less accumulated depreciation and amortization, are summarized as follows:
                                                       2001        2000
                                                    (Dollars In Thousands)

      Land......................................     $ 3,361     $ 3,061
      Office buildings..........................       5,615       4,603
      Furniture, fixtures and equipment.........      15,101      15,129
      Leasehold improvements....................      10,386      10,076
      Other.....................................          56          56
                                                      34,519      32,925
      Less accumulated depreciation and amortization  23,697      22,274
                                                     $10,822     $10,651

The Bank is obligated under non-cancelable operating leases for periods ranging from five to thirty years. The leases are for certain of the Bank's office facilities. Approximately half of the leases for office facilities contain five and ten year renewal options. Minimum rental commitments at December 31, 2001 under all non-cancelable leases are as follows (dollars in thousands):


                        2002................................   $  4,151
                        2003................................      3,857
                        2004................................      3,415
                        2005................................      3,192
                        2006................................      2,969
                        Thereafter..........................      6,212
                                                                $23,796

     Rent payments under these leases were $4,309,000, $4,278,000 and $4,055,000 for 2001, 2000 and 1999, respectively. Certain leases require the Bank to pay property taxes and insurance. Additionally, certain leases have rent escalation clauses based on specified indices.

(7) Federal Home Loan Bank Stock

     The Bank's investment in FHLB stock at December 31, 2001 and 2000 was $91,713,000 and $80,885,000, respectively. The FHLB provides a central credit facility for member institutions. As a member of the FHLB system, the Bank is required to own capital stock in the FHLBSF in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid home loans, home purchase contracts and similar obligations at the end of each calendar year, assuming for such purposes that at least 30% of its assets were home mortgage loans, or 5% of its advances (borrowings) from the FHLBSF. The Bank was in compliance with this requirement at December 31, 2001. The Bank's investment in FHLB stock was pledged as collateral for advances from the FHLB at December 31, 2001 and 2000. The fair value of the Bank's FHLB stock approximates book value due to the Bank's ability to redeem such stock with the FHLB at par value. Accrued dividends on FHLB stock totaled $1,173,000 and $1,178,000 as of December 31, 2001 and December 31, 2000, respectively.

(8)  Deposits

      Deposit account balances are summarized as follows:

                                                    2001                2000
                                             Amount       %         Amount    %
                                                (Dollars In Thousands)
Variable rate non-term accounts:
  Money market deposit accounts (weighted
   average rate of 2.76% and 4.79%)        $  741,978   29%     $  537,475   25%
  Interest-bearing checking accounts
   (weighted average rate of 0.72% and
   1.22%)..........................           162,309    7         140,151    6
  Passbook accounts (weighted average
   rate of 1.59% and 2.00%)........           104,488    4          80,536    4
  Non-interest bearing checking accounts      205,597    8         176,059    8
                                            1,214,372   48         934,221   43
Fixed-rate term certificate accounts:
  Under six-month term (weighted average
   rate of 2.57% and 5.26%)........            54,626    2          61,954    3
  Six-month term (weighted average rate of
   3.29% and 6.41%)................           246,161   10         282,922   13
  Nine-month term (weighted average rate of
   3.98% and 6.74%)................           170,190    7         240,598   11
  One year to 18-month term (weighted
   average rate of 4.45% and 6.11%)           469,113   18         367,603   17
  Two year or 30-month term (weighted
    average rate of 5.38% and 5.83%)           45,993    2          31,685    2
  Over 30-month term (weighted average rate
    of 5.31% and 5.49%)............            39,938    1          31,088    1
  Negotiable certificates of $100,000 and
   greater, 30 day to one year terms (weighted
   average rate of 3.84% and 6.19%)           306,254   12         214,976   10
                                            1,332,275   52       1,230,826   57
   Total Deposits (weighted average rate of
     3.02% and 4.90%)..............        $2,546,647  100%     $2,165,047  100%

     Certificates of deposit, placed through five major national brokerage firms, totaled $356,819,000 and $381,196,000 at December 31, 2001 and 2000,
respectively.

     Cash payments for interest on deposits (including interest credited) totaled $96,482,000, $97,624,000 and $90,604,000 during 2001, 2000 and 1999, respectively. Accrued interest on deposits at December 31, 2001 and 2000 totaled $8,921,000 and $10,834,000, respectively, and is included in accrued expenses and other liabilities in the accompanying Consolidated Statements of Financial Condition.

     The following table indicates the maturities and weighted average interest rates of the Bank's deposits at December 31, 2001:

                       Non-Term                                          There-
                       Accounts    2002        2003     2004     2005    after     Total
                                     (Dollars In Thousands)
Deposits at
 December 31, 2001     $1,214,372  $1,260,976  $40,371  $18,125  $8,768  $4,035  $2,546,647
Weighted average
 interest rates..            2.01%       3.88%    4.66%    5.02%   6.04%   4.61%       3.02%

      Interest expense on deposits is summarized as follows:

                                                  For the Years Ended
                                             2001        2000        1999
                                                (Dollars In Thousands)

      Passbook accounts.............       $  1,443    $   1,611   $   1,618
      Money market deposits and
       interest-bearing checking accounts    24,929       24,709      17,035
      Certificate accounts..........         68,196       73,854      68,546
                                           $ 94,568    $ 100,174   $  87,199

(9)  Federal Home Loan Bank Advances

      Federal Home Loan Bank (FHLB) advances consist of the following:

                                                          2001        2000
                                                        (Dollars In Thousands)
    Advances from the FHLB of San Francisco with a
     weighted average interest rate of 5.01% and 6.42%,
     respectively, secured by FHLB stock and certain
     real estate loans with unpaid principal balances of
     approximately $3.2 billion at December 31, 2001,
     advances mature through 2010........               $1,597,000  $1,579,000
                                                        $1,597,000  $1,579,000

     At December 31, 2001 and 2000, accrued interest payable on FHLB advances totaled $219,000 and $8,687,000, respectively, which is included in accrued expenses and other liabilities in the accompanying Consolidated Statements of Financial Condition.

     The Bank has a credit facility with the FHLB in the form of FHLB advances and letters of credit which allow borrowings up to 50% of the Bank's assets, as computed for regulatory purposes, or approximately $2,363,145,000 at December 31, 2001 with terms up to 30 years.


     The following is a summary of FHLB advance maturities at December 31, 2001 (dollars in thousands):

                        2002...................$  985,000
                        2003...................    62,000
                        2004...................   285,000
                        2005...................    55,000
                        2006...................   175,000
                        2008...................    10,000
                        2009...................     5,000
                        2010...................    20,000
                                               $1,597,000

     Cash payments for interest on borrowings (including reverse repurchase agreements) totaled $118,194,000, $77,621,000 and $77,372,000 during 2001, 2000 and 1999, respectively.

     Interest expense on borrowings is comprised of the following for the years indicated:


                                                Year Ended December 31,
                                               2001         2000          1999
                                                (Dollars In Thousands)
        FHLB Advances...............      $  94,506    $  85,603     $  48,077
        Reverse Repurchase Agreements        12,346       21,041        20,396
       10 Year Senior Unsecured Notes             -            -         5,459
        Other.......................            334         (313)         (100)
                                          $ 107,186    $ 106,331      $ 73,832

     Other interest expense in 2001, 2000 and 1999 includes the additional accruals and reversals of accrued interest due to the IRS. See Note 11.

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

     At December 31, 2001, $211,040,000 in reverse repurchase agreements were collateralized by mortgage-backed securities with principal balances totaling $221,618,000 and fair values totaling $224,114,000. At December 31, 2000,
$294,110,000 in reverse repurchase agreements were collateralized by mortgage-backed securities with principal balances totaling $311,840,000 and fair values totaling $308,836,000.

     The weighted average interest rates for borrowings under reverse repurchase agreements were 2.66% and 6.65%, respectively, as of December 31, 2001 and December 31, 2000.

     Securities sold under agreements to repurchase averaged $255,747,000 and $326,004,000 during 2001 and 2000, respectively, and the maximum amounts outstanding at any month-end during 2001 and 2000 were $294,110,000 and $355,995,000 respectively.


     The following is a summary of maturities at December 31, 2001 (dollars in thousands):

                        Up to 30 days...........    $  19,556
                        30 to 90 days...........      102,058
                        Over 90 to 182 days.....       89,426
                                                     $211,040

     Accrued interest on securities sold under agreements to repurchase which is included in accrued expenses and other liabilities in the accompanying Consolidated Statements of Financial Condition was $1,452,000 and $4,326,000 at December 31, 2001 and 2000, respectively.


(11)  Income Taxes

      Income taxes (benefit) consist of the following:

                                            2001          2000       1999
                                                 (Dollars In Thousands)
      Current:
        Federal.....................     $30,305      $ 20,764   $ 20,093
        State.......................       9,889         8,391      8,602
                                          40,194        29,155     28,695
      Deferred:
        Federal.....................      (2,492)          722       (456)
        State.......................         (81)       (1,045)    (1,187)
                                          (2,573)         (323)    (1,643)
      Total:
        Federal.....................      27,813        21,486     19,637
        State.......................       9,808         7,346      7,415
                                         $37,621       $28,832    $27,052

     A reconciliation of the statutory federal corporate income tax rate to the Company's effective income tax rate follows:

                                                    2001       2000       1999
      Statutory federal income tax rate             35.0%      35.0%      35.0%
      Increase in taxes resulting from:
        State franchise tax, net of federal income
         tax benefit...................              7.2        7.3        7.7
        Core deposit intangibles.......                -        0.3        0.1
         Other, net....................              0.6        0.2        0.5
          Effective rate...............             42.8%      42.8%      43.3%


     Cash payments for income taxes totaled $43,100,000, $28,300,000 and $29,609,000 during 2001, 2000 and 1999, respectively. The Company received cash refunds totaling $667,000 during 2000. No refunds were received during 2001 and 1999.

     Current income tax receivable were $2.0 million at December 31, 2001 and $325,000 at December 31, 1999. Current income taxes payable at December 31, 2000 were $530,000.

     Listed below are the significant components of the net deferred tax (asset) and liability:

                                                           2001         2000
                                                        (Dollars In Thousands)
Components of the deferred tax asset:
  Bad debts...............................            $ (34,501)   $ (33,533)
  Pension expense.........................               (3,901)      (3,580)
  State taxes.............................               (3,903)      (3,003)
  Tax effect of unrealized loss on
   securities available-for-sale..........                    -       (1,566)
  Other...................................               (2,575)      (2,592)
    Total deferred tax asset..............              (44,880)     (44,274)
Components of the deferred tax liability:
  Loan fees...............................               11,978       14,349
  Loan sales..............................                  477          639
  FHLB stock dividends....................               20,411       18,049
  Tax effect of unrealized gain on
   securities available for sale..........                2,170            -
  Other...................................                  313          543
    Total deferred tax liability..........               35,349       33,580
Net deferred tax asset....................             $ (9,531)    $(10,694)

     The Company provides for recognition and measurement of deductible temporary differences to the extent that it is more likely than not that the deferred tax asset will be realized. The Company did not have a valuation allowance for the deferred tax asset at December 31, 2001 or 2000, as it is more likely than not that the deferred tax asset will be realized through loss carrybacks and the timing of future reversals of existing temporary differences.

     The Internal Revenue Service ("IRS") has examined the Company's consolidated federal income tax returns for tax years up to and including 1996. The adjustments proposed by the IRS were primarily related to temporary differences as to the recognition of certain taxable income and expense items. While the Company had provided for deferred taxes for federal and state purposes, the change in the period of recognition of certain income and expense items resulted in interest due to the IRS and Franchise Tax Board ("FTB"). A liability of $300,000 was recorded during 2001 for interest on amended returns. Interest accruals totaling $350,000 and $150,000, respectively, were reversed during 2000 and 1999, respectively. The balance of accrued interest payable for amended returns was $300,000 as of December 31, 2001. There was no balance of accrued interest payable for amended returns as of December 31, 2000.

     The Bank is required to use the specific charge-off method of accounting for debts for all periods beginning after 1995. Prior to that date, the Bank used the reserve method of accounting for bad debts. The Consolidated Statements of Financial Condition at December 31, 2001 and 2000 do not include a liability of $5,356,000 related to the adjusted base year bad debt reserve. This reserve was created when the Bank was on the reserve method.

(12) Stockholders' Equity and Earnings Per Share

     The Company's stock charter authorizes 5,000,000 shares of serial preferred stock. As of December 31, 2001 no preferred shares had been issued.

     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years indicated:

                          For the  Year Ended              For the Year Ended               For the Year Ended
                          December 31, 2001                December 31, 2000                December 31, 1999
                                                 Per                             Per                              Per
                          Earnings   Shares      Share    Earnings  Shares       Share    Earnings   Shares       Share
                        (Numerator)(Denominator) Amount (Numerator)(Denominator) Amount  (Numerator)(Denominator) Amount
                                              (Dollars in thousands except per share data)
Basic EPS:
Earnings before
  extraordinary item    $50,302    17,270,579    $2.91   $38,465    17,372,225   $2.23    $35,447    19,234,869   $1.84
Unreleased shares                     (35,988)                        (120,607)                               -       -
Extraordinary item, net
  of taxes......              -             -        -         -             -             (2,195)            -    (0.11)
Net earnings....        $50,302    17,234,591    $2.92   $38,465    17,251,618   $2.23    $33,252    19,234,869    $1.73

Diluted EPS:
Earnings before
  extraordinary item    $50,302    17,270,579    $2.91   $38,465    17,372,225   $2.23    $35,447    19,234,869    $1.84
Unreleased shares                     (35,988)                        (120,607)                               -
Options-common stock
  equivalents...                      411,056                          205,277                          168,183
Earnings before
  extraordinary item    50,302     17,645,647     2.85    38,465    17,456,895    2.20     35,447    19,403,052     1.83
Extraordinary item, net
  of taxes......             -              -        -         -             -       -     (2,195)            -    (0.12)
Net earnings....       $50,302     17,645,647    $2.85   $38,465    17,456,895   $2.20    $33,252    19,403,052    $1.71

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

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk weighted assets (as defined). Management believes that the Bank meets all capital adequacy requirements to which it is subject as of December 31, 2001.

     As of December 31, 2001, the most recent notification from the OTS indicated that the Bank was well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since December 31, 2001 that management believes have changed the Bank's classification.

     The following table summarizes the Bank's regulatory capital and required capital for the years indicated (dollars in thousands):

                                                   December 31, 2001
                                                         Tier 1
                                  Tangible     Core     Risk-based  Risk-based
                                  Capital     Capital     Capital     Capital
Actual Capital:
    Amount......................  $302,448   $302,448   $302,448    $336,556
    Ratio.......................      6.42%      6.42%     11.24%      12.51%
FIRREA minimum required capital:
    Amount......................  $ 70,617   $188,522          -    $215,184
    Ratio.......................      1.50%      4.00%         -        8.00%
FIDICIA well capitalized required capital:
    Amount......................         -   $235,391   $161,388    $268,980
    Ratio.......................         -       5.00%      6.00%      10.00%

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

     The Company may loan up to $6,000,000 to the Employee Stock Ownership Plan ("ESOP") under a line of credit loan. There was no balance outstanding as of December 31, 2001. At December 31, 2000, the loan to the ESOP totaled $656,000. Interest on any outstanding loan balance is due each December 31. Interest varies based on the Bank's monthly cost of funds. The average rates paid during 2001 and 2000 were 4.79% and 5.40%, respectively.

     The Company maintains a Shareholder Rights Plan ("Rights Plan") which is designed to protect shareholders from attempts to acquire control of the Company at an inadequate price. Under the Rights Plan, the owner of each share of Company stock received a dividend of one right ("Right") to purchase one one-thousandth of a share of a new series of preferred stock for its estimated long term value of $200.00. In the event of certain acquisitions of 15% or more of the voting stock or a tender offer for 15% or more of the voting stock of the Company, each holder of a Right who exercises such Right will receive shares of the Company with a market value equal to two times the exercise price of the Right. Also, in the event of certain business combination transactions following the acquisition by a person of 15% or more of the Company stock, each Rights holder will have the right to receive upon exercise of the Right common stock of the surviving company in such transaction having a market value of two times the exercise price of the Right. The Company may redeem the Rights at any time prior to such acquisition or tender offer should the Board of Directors deem redemption to be in its stockholders' best interests.

(13)  Employee Benefit Plans

     The Bank maintains a qualified defined  contribution plan established under
Section 401 (k) of the Internal Revenue Code, as amended (the "401(k) Plan"). Participants are permitted to make contributions on a pre-tax basis, a portion of which is matched by the Bank. The 401(k) Plan expense was $356,000, $354,000 and $299,000 for 2001, 2000 and 1999, respectively.

     The Bank has a Supplementary Executive Retirement Plan ("SERP") which covers any individual employed by the Bank as its Chief Executive Officer or Chief Operating Officer. The pension expense for the SERP was $970,000, $906,000 and $988,000 in 2001, 2000 and 1999, respectively. The SERP is unfunded.

     The discount rate used in determining the actuarial value of benefit obligations were 7.00% and 7.25%, respectively, as of December 31, 2001 and 2000. The rate of increase in future compensation levels used in determining the pension cost for the SERP was 4.0% as of December 31, 2001 and 2000. The plan had no assets at December 31, 2001 or 2000.

     The following table sets forth the funded status of the SERP and amounts recognized in the Company's Statements of Financial Condition for the years indicated:
                                                            2001         2000
                                                        (Dollars In Thousands)
Change in Benefit Obligation
      Projected benefit obligation, beginning of the year $  6,594   $  5,837
      Service cost....................................         304        264
      Interest cost...................................         468        441
      Benefits paid...................................        (287)      (287)
      Actuarial loss..................................         806        339
      Projected benefit obligation, end of the year...    $  7,885   $  6,594

Change in Plan Assets
      Funded status...................................    $ (7,885)  $ (6,594)
      Unrecognized transition obligation..............           -         63
      Unrecognized prior service cost.................         419        553
      Unrecognized (gain)/loss........................       1,419        613
      Net amount recognized...........................    $ (6,047)  $ (5,365)

Components of Net Periodic Benefit Cost
      Service cost....................................    $    304   $    264
      Interest cost...................................         467        441
      Amortization of unrecognized transition obligation        62         62
      Amortization of unrecognized prior service cost.         135        135
      Pension cost....................................    $    968   $    902


     The projected benefit obligation, accumulated benefit obligation, and fair value of assets were $7,885,000, $6,131,000, and $0 respectively, at December 31, 2001 and $6,594,000, $5,255,000, and $0, respectively, at December 31, 2000.

     The Bank has a profit sharing plan (the "ESOP") for all salaried employees and officers who have completed one year of continuous service. At December 31, 2001, the ESOP held 4.87% of outstanding stock of the Company. Profit sharing expense for the years ended December 31, 2001, 2000 and 1999 $2,020,000, $1,778,000 and $1,100,000, respectively. The amount of the contribution made by the Bank is determined each year by the Board of Directors, but is not to exceed 15% of the participants' aggregated compensation. The Bank does not offer post retirement benefits under this plan.

Stock Compensation Plans

     At December 31, 2001, the Company had two stock-based compensation programs, which are described below. The Company applies APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock compensation plans.

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

     The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2001, 2000 and 1999, respectively: no dividend yield in any year; expected volatility of 38%, 37% and 38%; risk free interest rates of 5.1%, 6.7% and 6.6%; and expected average lives of 6 years in all three periods. The weighted-average grant date fair value of options granted during the year are $9.45, $23.75 and $6.04 for 2001, 2000 and 1999, respectively. The Company has elected to recognize forfeitures in the year they occur.

     Had compensation cost for the Company's stock-option programs been determined based on the fair value at the grant dates for awards under those plans consistent with the method of Statement of Financial Standards No. 123, "Accounting for Stock Based Compensation," the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                         2001      2000     1999
                                 (Dollars In Thousands, Except Per Share Data)
Before Extraordinary Items:
                      Earnings before
                      extraordinary items:
             As reported.....         $50,302   $38,465  $35,447
             Pro forma.......         $49,368   $37,677  $35,085

            Earnings per share:
            Basic:
             As reported.....           $2.92     $2.23    $1.84
             Pro forma.......           $2.83     $2.18    $1.83

            Diluted:
             As reported.....           $2.85     $2.20    $1.83
             Pro forma.......           $2.76     $2.16    $1.81

After Extraordinary Items:
            Net earnings:
             As reported.....         $50,302   $38,465  $33,252
             Pro forma.......         $49,368   $37,677  $32,890

            Earnings per share:
            Basic:
             As reported.....           $2.92     $2.23    $1.73
             Pro forma.......           $2.83     $2.18    $1.71

            Diluted:
             As reported.....           $2.85     $2.20    $1.71
             Pro forma.......           $2.76     $2.16    $1.70


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

The following table summarizes information about stock option activity during the periods indicated:

         Options Outstanding                      2001         2000       1999
   (Weighted average option prices)                       (In Shares)

Beginning of year ($12.84, $12.54 and $9.84)   796,538      653,742    713,500
      Granted ($31.44, $13.13 and $16.13)      127,050      219,275    181,130
      Exercised ($12.22, $7.04 and $5.68)      (62,489)     (30,656)  (193,785)
      Canceled ($18.12, $13.77 and $13.64)     (41,184)     (45,823)   (47,103)
      End of Year ($15.51, $12.84 and $12.54)  819,915      796,538    653,742
      Shares exercisable at December 31..
        ($11.53, $11.22 and $10.09)......      309,808      252,121    193,684

     Additional information with respect to stock options outstanding at December 31, 2001 follows:

                                                  Price Ranges
                               ($5.63 - $14.23)($14.24 - $22.84)($22.85- $31.45)
Options outstanding:

Number of outstanding shares.........  449,195          252,620         118,100
Weighted-average contractual life ...     5.73             6.60            9.07
Weighted-average exercise price .....   $10.67           $16.66          $31.44

Options exercisable:

Number of exercisable shares.........  220,884           88,924               -
Weighted-average exercise price .....    $9.45           $16.67              $-


Restricted Stock Plan

     The Company's 1991 Restricted Stock Plan (the "Restricted Stock Plan") has expired pursuant to its terms. Under the Restricted Stock Plan, the Company issued shares of restricted to employees of the Company, including officers and directors. All shares issued under the Plan to current employees have been vested. The remaining 43,406 shares which were available for issuance under the Plan, consisting of previously issued shares reacquired by the Company, are no longer authorized for issuance under the Plan due to the Plan's termination. Accordingly, these shares are included in the Company's treasury stock.


(14) Parent Company Financial Information

     The following condensed parent company financial information should be read in conjunction with the other Notes to the Consolidated Financial Statements.

CONDENSED STATEMENTS OF FINANCIAL CONDITION
                                                        December 31,
                                                     2001          2000
                                                   (Dollars In Thousands)
Assets:
Cash...........................                   $   6,263       $   3,531
Fixed assets...................                         419             491
Other assets...................                           -           1,334
Investment in subsidiary.......                     319,276         262,119
                                                  $ 325,958       $ 267,475
Liabilities and Stockholders' Equity:
Other liabilities..............                         280              33
  Stockholders' equity.........                     325,678         267,442
                                                  $ 325,958       $ 267,475

                                                  Years Ended December 31,
CONDENSED STATEMENTS OF OPERATIONS AND         2001          2000          1999
             COMPREHENSIVE EARNINGS                (Dollars In Thousands)

Dividends received from Bank...             $    -        $10,000       $99,554
Equity in undistributed (distributed) net
 earnings of subsidiary .......              52,007        29,263       (60,508)
Other expense, net.............              (1,705)         (798)       (5,794)
Net earnings...................             $50,302       $38,465       $33,252

Other comprehensive earnings (loss),
 net of taxes..................               5,149         6,122        (7,577)
Comprehensive earnings.........             $55,451       $44,587       $25,675


                                                   Years Ended December 31,
CONDENSED STATEMENTS OF CASH FLOWS                   2001      2000       1999
                                                    (Dollars In Thousands)
Net Cash Flows from Operating Activities:
  Net earnings........................           $  50,302  $ 38,465  $  33,252
  Adjustments to reconcile net earnings to
   net cash provided by operating
    activities:
  Equity in undistributed (distributed) net
   net earnings of subsidiary.........             (52,007)   (29,263)   60,508
  Write-off deferred issuance cost....                   -         -      1,332
  Depreciation expense................                 184        89          -
  Other...............................               1,581         -      1,326
  Net cash provided (used) by operating activities      60     9,291     96,418
Cash Flows from Investing Activities:
  Increase in fixed assets............                (112)     (580)         -
  (Increase) decrease in unreleased shares            (841)      918       (926)
  Net cash (used) provided by investing
   Activities.........................                (953)      338       (926)
Cash Flows from Financing Activities:
  Repayment of long term borrowings...                   -         -    (50,000)
  Premiums paid on early extinguishment of debt          -         -     (2,655)
  Purchase of treasury stock..........                   -   (10,175)   (52,214)
  Other...............................               3,625       988          -
Net cash provided (used by) financing activities     3,625    (9,187)  (104,869)
Net increase in cash..................               2,732       442     (9,377)
Cash at beginning of period...........               3,531     3,089     12,466
Cash at end of period.................           $   6,263  $  3,531  $   3,089

(15) Quarterly Results of Operations: (unaudited)

     Summarized below are the Company's results of operations on a quarterly basis for 2001, 2000 and 1999:

                                      Provision              Non-                  Basic       Diluted
                 Interest   Interest  For Loan     Other     Interest    Net       Earnings    Earnings
                 Income     Expense   Losses       Income    Expense     Earnings  Per Share   Per Share
                                      (Dollars In  Thousands, Except Per Share Data)
  First quarter
  2001........   $ 88,017   $ 55,865  $      -     $ 2,007   $ 12,533    $ 12,373  $ 0.72      $ 0.70
  2000........     71,102     45,122         -       1,725     12,245       8,835    0.50        0.49
  1999........     64,737     39,572         -       3,133     12,588       8,915    0.43        0.43
  Second quarter
  2001........   $ 87,443   $ 53,881  $      -     $ 1,641   $ 13,195    $ 12,592  $ 0.73      $ 0.71
  2000........     76,455     50,288         -       2,418     12,570       9,351    0.54        0.54
  1999........     63,697     38,478         -       4,157     13,113       9,103    0.47        0.47
  Third quarter
  2001........   $ 81,837   $ 49,397  $      -     $ 3,019   $ 13,738    $ 12,427  $ 0.72      $ 0.70
  2000........     81,980     55,290         -       1,950     12,276       9,497    0.55        0.54
  1999........     63,671     39,376         -       2,813     11,990       8,358    0.44        0.44
  Fourth quarter
  2001........   $ 76,635   $ 42,611  $      -     $ 2,252   $ 13,708    $ 12,910  $ 0.75      $ 0.73
  2000........     84,783     55,805         -       1,654     11,174      10,782    0.63        0.62
  1999........     67,896     43,605         -       2,585     11,468       6,876    0.38        0.37
  Total year
  2001........   $333,932   $201,754  $      -     $ 8,919   $ 53,174    $ 50,302  $ 2.92      $ 2.85
  2000........    314,320    206,505         -       7,747     48,265      38,465    2.23        2.20
  1999........    260,001    161,031         -      12,688     49,159      33,252    1.73        1.71

(16)  Fair Value of Financial Instruments

     The  following   table  presents  fair  value   information  for  financial
instruments for which a market exists.

                                           2001                    2000
                                    Carrying                Carrying
                                    Value     Fair Value    Value     Fair Value
                                                (Dollars In Thousands)

Mortgage-backed Securities ...      $284,079    $284,079    $374,405    $374,405
US Government Securities .....        28,468      28,468      38,064      38,064
Collateralized Mortgage Obligations   81,976      81,976      98,473      98,473
Loans Held-for-Sale ..........         5,246       5,246       2,246       2,246

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

                                          2001                    2000
                                             Calculated              Calculated
                                 Historical  Fair Value   Historical Fair Value
                                    Cost       Amount        Cost      Amount

  (Dollars In Thousands)
Adjustable Loans:
  Single Family ..........      $2,091,298   $2,119,245  $2,148,016  $2,191,467
  Multi-Family ...........       1,513,077    1,540,775   1,299,356   1,327,018
  Commercial  ............         335,245      347,592     206,032     213,293
Fixed Rate Loans:
  Single Family ..........          26,859       27,579       8,068       8,106
  Multi-Family ...........          17,716       18,520      13,924      14,175
  Commercial .............          26,138       27,653      12,004      12,480
Consumer Loans............          20,797       21,206       7,522       7,599
Commercial Business Loans.          18,882       18,992      12,600      12,626
Construction Loans........          38,060       38,571           -           -
Non-Performing Loans .....           6,443        6,443       6,142       6,142
Fixed-Term Certificate Accounts  1,332,275    1,347,368
1,230,826........1,229,886
Non-Term Deposit Accounts        1,214,372    1,214,372     758,162     758,162
Borrowings ...............       1,808,040    1,847,196   1,873,110   1,885,252

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

Loans Receivable

     The portfolio is segregated into those loans with adjustable rates of interest and those with fixed rates of interest. Fair values are based on discounting future cash flows by the current rate offered for such loans with similar remaining maturities and credit risk. The amounts so determined for each loan category are reduced by the Bank's allowance for loans losses which thereby takes into consideration changes in credit risk. As of December 31, 2001, the Bank had outstanding commitments to fund $105,045,000 in real estate mortgage loans, $15,523,000 in construction loans and $3,483,000 in non-mortgage loans. All loan commitments were substantially at fair value.

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

                         Independent Auditors' Report



The Board of Directors
FirstFed Financial Corp.:


We have audited the accompanying consolidated statements of financial condition of FirstFed Financial Corp. and subsidiary (Company) as of December 31, 2001 and 2000 and the related consolidated statements of operations and comprehensive earnings, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FirstFed Financial Corp. and subsidiary as of December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.







Los Angeles, California
January 25, 2002

ITEM 9--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III

ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding directors and executive officers appearing on pages 4 through 7 of the Proxy Statement for the Annual Meeting of Stockholders dated April 24, 2002 is incorporated herein by reference.

ITEM 11--EXECUTIVE COMPENSATION

     Information regarding executive compensation appearing on pages 8 through 10, 12 through 14, and 16 of the Proxy Statement for the Annual Meeting of Stockholders dated April 24, 2002 is incorporated herein by reference.

ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding security ownership of certain beneficial owners and management appearing on pages 2 and 3 of the Proxy Statement for the Annual Meeting of Stockholders dated April 24, 2002 is incorporated herein by reference.

ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   (a)Certain Relationships:  None.

   (b)Information regarding certain related transactions appearing on page 11 of the Proxy Statement for the Annual Meeting of Stockholders dated April 24, 2002 is incorporated herein by reference.

                                       PART IV

ITEM 14--EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8K

                   FIRSTFED FINANCIAL CORP. AND SUBSIDIARY
EXHIBIT
NUMBER
-------------

(3.1)Restated  Certificate  of  Incorporation  filed as Exhibit 3.1 to Form 10-K for the fiscal year ended December 31, 1999 and incorporated by reference. (3.2)By-laws filed as Exhibit (1)(a) to Form 8-A dated September 4,1987 and incorporated by reference.
(4.1)Amended and Restated Rights Agreement dated as of September 25, 1998, filed as Exhibit 4.1 to Form 8-A/A, dated September 25, 1998 and incorporated by reference.
(10.1)Deferred  Compensation  Plan  filed as  Exhibit  10.3 to Form 10-K for the fiscal year ended December 31, 1983 and incorporated by reference. (10.2)Bonus Plan filed as Exhibit 10(iii)(A)(2) to Form 10 dated November 2,
      1993 and incorporated by reference.
(10.3)Supplemental  Executive  Retirement  Plan dated  January 16, 1986 filed as
     Exhibit 10.5 to Form 10-K for the fiscal year ended December 31, 1992 and incorporated by reference.
(10.4)Change of Control Agreement  effective September 26, 1996 filed as Exhibit
     10.4 to Form 10-Q for the Quarter ended September 30, 1996 and Amendment filed as Exhibit 10.3 10.4 for change of control to Form 10-Q for the Quarter ended September 30, 2000 and incorporated by reference.
(10.5)1997  Non-employee  Directors  Stock  Incentive Plan filed as Exhibit 1 to
     Form S-8 dated August 12, 1997 and Amendment filed as Exhibit 10.5 to Form 10-Q for the Quarter ended September 30, 2000, and incorporated by reference.
(21) Registrant's sole subsidiary is First Federal Bank of California, a federal savings bank.
(23) Independent Auditors' consent.
(24) Power of Attorney (included at page 77).

     This 2001 Annual Report on Form 10-K and the Proxy Statement for the Annual Meeting of Stockholders dated April 24, 2002 have already been furnished to each stockholder of record who is entitled to receive copies thereof. Copies of these items will be furnished without charge upon request in writing by any stockholder of record on March 4, 2002 and any beneficial owner of Company stock on such date who has not previously received such material and who so represents in good faith and in writing to:

                              Corporate Secretary
                              FirstFed Financial Corp.
                              401 Wilshire Boulevard
                              Santa Monica, California 90401

     Other exhibits will be supplied to any such stockholder at a charge equal to the Company's cost of copying, postage, and handling.

(b) Reports on Form 8-K

     The Company filed reports on Form 8-K during the quarter ended December 31, 2001 on the following dates: October 26, 2001, November 21, 2001, November 30, 2001, and December 19, 2001. The November 30, 2001 8-K announced the completion of the acquisition of Del Amo Savings Bank and Frontier State Bank. The remaining reports are related to the release of the Company's third quarter earnings and the disclosure of certain other financial data.

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

Date:   February 27, 2002

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 27th day of February, 2002.

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