Form 10-Q
period 2002-03-31
FIRSTFED FINANCIAL CORP
filed 2002-05-14
CIK 810536

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                              FORM 10-Q

[X]          QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarter Ended March 31, 2002

                                 OR

[ ]        TRANSITION REPORT UNDER SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

       From the Transition Period From ________ to __________

                   Commission File Number: 1-9566

                      FIRSTFED FINANCIAL CORP.
       (Exact name of registrant as specified in its charter)


               Delaware                              95-4087449
(State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization)


  401 Wilshire Boulevard, Santa Monica, California              90401-1490
       (Address of principal executive offices)                 (Zip Code)



           Registrant's telephone number, including area code:  (310) 319-6000

          Securities registered pursuant to Section 12(b) of the Act:

                         Common Stock $0.01 par value
                                Title of Class

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

As of May 8, 2002, 17,261,880 shares of the Registrant's $.01 par value common stock were outstanding.

                           FirstFed Financial Corp.
                                     Index




                                                               Page
Part I.  Financial Information

         Item 1. Financial Statements

                 Consolidated Statements of Financial Condition
                 as of March 31, 2002, December 31, 2001
                 and March 31, 2001                                3

                 Consolidated Statements of Operations and
                 Comprehensive Earnings for the three months
                 ended March 31, 2002 and 2001                     4

                 Consolidated Statements of Cash Flows for the three
                 months ended March 31, 2002 and 2001              5

                 Notes to Consolidated Financial Statements        6

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations               7

Part II. Other Information (omitted items are inapplicable)

         Item 6. Exhibits and Reports on Form 8-K                  17

Signatures                                                         18

Item 1. Financial Statements

                    FirstFed Financial Corp. and Subsidiary
                Consolidated Statements of Financial Condition
                       (In thousands, except share data)
                                  (Unaudited)

                                   March 31,  December 31,  March 31,
                                      2002       2001         2001
                                   ---------  ----------   ---------
ASSETS

Cash and cash equivalents        $  148,349  $  174,171  $   92,171
Investment securities,
  available-for-sale (at  fair
  value)                            104,068     110,444     120,519
Mortgage-backed securities,
  available-for-sale (at  fair
  value)                            256,934     284,079     362,643
Loans receivable, held-for-sale
  (fair value of $4,469 and
  $5,246)                             4,469       5,246      10,773
Loans receivable, net             3,902,667   3,999,643   3,780,518
Accrued interest and dividends
  receivable                         20,623      22,076      28,298
Real estate                           1,005       1,515       2,267
Office properties and
  equipment, net                     10,651      10,822      10,259
Investment in Federal Home Loan
  Bank (FHLB) stock, at cost         92,738      91,713      84,635
Other assets                         24,951      26,580      25,213
                                  ---------  ----------   ---------
                                 $4,566,455  $4,726,289  $4,517,296
                                  =========  ==========   =========


LIABILITIES

Deposits                         $2,582,043  $2,546,647  $2,291,287
FHLB advances                     1,467,000   1,597,000   1,604,000
Securities sold under
  agreements to repurchase          127,695     211,040     275,205
Accrued expenses and other
  liabilities                        52,380      45,924      63,306
                                  ---------  ----------   ---------
                                  4,229,118   4,400,611   4,233,798
                                  ---------  ----------   ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, par value $.01
per share;
  Authorized 100,000,000
  shares; issued 23,370,167 and
  23,362,196 shares,
  Outstanding 17,259,271 and
  17,251,300 shares                     234         234         233
Additional paid-in capital           34,748      34,670      32,942
Retained earnings -
  substantially restricted          376,082     363,713     325,784
Unreleased shares to employee
  stock ownership plans                   -           -        (631)
Treasury stock, at cost,
  6,110,896 shares                  (75,930)    (75,930)    (75,743)
Accumulated other comprehensive
  gain, net of taxes                  2,203       2,991         913
                                  ---------  ----------   ---------
                                    337,337     325,678     283,498
                                  ---------  ----------   ---------
                               $  4,566,455  $4,726,289  $4,517,296
                                  =========  ==========   =========

         See accompanying notes to consolidated financial statements.

                    FirstFed Financial Corp. and Subsidiary
       Consolidated Statements of Operations and Comprehensive Earnings
                 (Dollars in thousands, except per share data)
                                  (Unaudited)

                                               Three months ended
                                                    March 31,
                                             -----------------------
                                                2002        2001
                                             ----------  -----------
Interest income:
   Interest on loans                      $    65,150  $    77,980
   Interest on mortgage-backed securities       2,970        5,959
   Interest and dividends on investments        2,844        4,078
                                             ----------  -----------
     Total interest income                     70,964       88,017
                                             ----------  -----------
Interest expense:
   Interest on deposits                        17,359       26,616
   Interest on borrowings                      19,428       29,249
                                             ----------  -----------
     Total interest expense                    36,787       55,865
                                             ----------  -----------

Net interest income                            34,177       32,152
Provision for loan losses                           -            -
                                             ----------  -----------
Net interest income after provision
  for loan losses                              34,177       32,152
                                             ----------  -----------

Other income:
   Loan servicing and other fees                  864          851
   Retail office fees                           1,007          877
   Gain (loss) on sale of loans                   186          102
   Real estate operations, net                    161           42
   Other operating income                         294          135
                                             ----------  -----------
     Total other income                         2,512        2,007
                                             ----------  -----------
Non-interest expense:
   Compensation                                 8,197        7,295
   Occupancy                                    2,051        1,881
   Amortization of core deposit intangible        501          372
   Other expenses                               4,562        2,985
                                             ----------  -----------
     Total non-interest expense                15,311       12,533
                                             ----------  -----------

Earnings before income taxes                   21,378       21,626
Income tax provision                            9,009        9,253
                                             ----------  -----------
Net earnings                              $    12,369  $    12,373
                                             ==========  ===========

Other comprehensive earnings (loss),
  net of taxes                                   (788)       3,071
                                             ----------  -----------
Comprehensive earnings                    $    11,581  $    15,444
                                             ==========  ===========

Earnings per share:
   Basic                                  $      0.72  $      0.72
                                             ==========  ===========
   Diluted                                $      0.70  $      0.70
                                             ==========  ===========

Weighted average shares outstanding:
   Basic                                     17,254,769  17,182,624
                                             ==========  ===========
   Diluted                                   17,608,147  17,626,521
                                             ==========  ===========

         See accompanying notes to consolidated financial statements.

                    FirstFed Financial Corp. and Subsidiary
                     Consolidated Statements of Cash Flows
                                (In thousands)
                                  (Unaudited)

                                              Three months ended March 31,
                                              ---------------------------
                                                  2002          2001
                                              ------------  -------------
   CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                             $      12,369  $      12,373
   Adjustments to reconcile net earnings:
    To net cash provided by (used in) operating
      activities:
    Net change in loans-held-for-sale                 777         (8,527)
    Depreciation                                      388            467
    Valuation adjustments on real estate sold           -           (81)
    Amortization of fees and premiums/discounts    (1,270)           928
    Decrease in servicing asset                        60             60
    Change in deferred taxes                        1,765         (2,526)
    Decrease in interest and dividends receivable   1,453            190
    Increase (decrease) in interest payable         1,325         (8,810)
    Amortization of core deposit intangible asset     501            372
    Increase in other assets                       (1,822)        (4,003)
    Increase in accrued expenses and other
      liabilities                                   5,131         14,999
                                               ------------  -------------
      Total adjustments                             8,308         (6,931)
                                               ------------  -------------
      Net cash provided by operating activities    20,677          5,442
                                               ------------  -------------

   CASH FLOWS FROM INVESTING ACTIVITIES:
    Loans made to customers and principal
      collections on loans                         97,768        (28,333)
    Loans purchased                                     -       (127,575)
    Proceeds from sales of real estate owned        1,495          1,612
    Proceeds from maturities and principal
      payments of investment securities
      available-for-sale                           36,749         17,307
    Principal reductions on mortgage-backed
      securities available for sale                26,482         15,764
    Purchase of investment securities
      available for sale                          (31,122)             -
    Purchase of FHLB stock                              -         (2,443)
    Other                                               -            (17)
                                               ------------  -------------
      Net cash provided by (used by) investing
      activities                                  131,372       (123,685)

   CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in deposits                       35,396        126,240
    Net (decrease) increase in short term
      borrowings                                 (213,345)         6,095
    Other                                              78            402
                                               ------------  -------------
      Net cash (used by) provided by financing
        activities                               (177,871)       132,737
                                               ------------  -------------
    Net (decrease) increase in cash and cash
      equivalents                                 (25,822)        14,494
    Cash and cash equivalents at beginning
      of period                                   174,171         77,677
                                               ------------  -------------
    Cash and cash equivalents at end of
      period                                   $  148,349  $      92,171
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

4. Recent Accounting Pronouncements

   On April 30, 2002 Financial Accounting Standards Board ("FASB") issued Statement No. 145, Rescission of FASB Statements No. 4, No. 44 and No. 64, Amendment of FASB Statement No. 13, and Technical Corrections (SFAS No.
 145). SFAS No.145 will rescind FASB Statements No. 4, Reporting Gains and Losses from Extinguishment of Debt (SFAS No. 4), No. 44, Accounting for
 Intangible Assets of Motor Carriers (SFAS No. 44), and No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements (SFAS No.
 64); amend FASB Statement No. 13, Accounting for Leases (SFAS No. 13); and make certain technical corrections to other standards.

SFAS No. 145 will be effective for fiscal years beginning after May 15, 2002, with early adoption of the provisions related to the rescission of SFAS No. 4 encouraged. The Company does not expect implementation of SFAS No. 145 to have a material impact on its consolidated financial statements.

Item 2.    Management's Discussion and Analysis of Financial Condition and
                       Results of Operations

Financial Condition

At March 31, 2002, FirstFed Financial Corp. (the "Company"), holding company for First Federal Bank of California and its subsidiaries (the "Bank"), had consolidated assets totaling $4.6 billion, compared to $4.7 billion at December 31, 2001 and $4.5 billion at March 31, 2001. The reduction in total assets during the first quarter of 2002 is primarily attributable to a decrease in the portfolio of loans, including mortgage-backed securities. The loan portfolio, including mortgage-backed securities, decreased to $4.2 billion at March 31, 2002 from $4.3 billion at December 31, 2001 and $4.2 billion at March 31, 2001. The decrease is primarily due to loan payoffs and principal reductions which grew to $424.0 million for the first quarter of 2002 from $187.1 million for the first quarter of 2001. Payoff activity increased during the first quarter of 2002 as borrowers continue to refinance existing loans into new loans at lower rates. The decrease was offset by loan originations of $299.5 million during the first quarter of 2002.

The following is a summary of loan originations and purchases as of the dates indicated (in thousands):

            Three months ended                 Three months ended
                March 31,                          March 31,
              2002      2001                     2002     2001
            --------- ---------                -------- ---------
Property                            Loan Type:
Type:
  Single
   family   $159,320  $289,447
  Multi-
   family    135,344    58,302      Adjustable $170,393 $ 183,161
  Other        4,866    14,464      Fixed(1)    129,137   179,052
             -------- --------                 --------  -------
    Total   $299,530  $362,213         Total   $299,530 $ 362,213
             ========  ========                 ========  =======

(1) This loan type includes fixed/adjustable hybrid loan products with initial repricing periods ranging from three to ten years.

The Bank's operations are primarily influenced by the Southern California real estate market. The Southern California real estate market has remained stable in an otherwise weak California economy during 2001 and 2002 to date. According to the UCLA Anderson Forecast for California, March 2002 Report (the "forecast"), sales and construction have improved as a result of favorable financing terms (low interest rates), the prospect of an improving job market, and attractive rates of appreciation in both prices and rents. Home prices in Southern California, according to the forecast, are expected to increase by 6.2% during 2002 compared to 8.1% in 2001. However, the increase is expected to be only 3.4% during 2003.

The Company's non-performing assets to total assets ratio remained modest at 0.16% of total assets as of March 31, 2002, compared to 0.17% as of December 31, 2001 and 0.27% as of March 31, 2001. (See "Non-performing Assets" for further discussion.)

The Company recorded net loan loss charge-offs of $196 thousand for the first quarter of 2002 compared to net charge-offs of $65 thousand for the first quarter of 2001. The Bank did not record a provision for loan loss during the first quarter of 2002 or for the comparable 2001 period. The Bank's general valuation allowance was $73.1 million or 1.73% of total assets with loss exposure at March 31, 2002. This compares with $73.3 million or 1.70% at December 31, 2001 and $71.0 million or 1.71% at March 31, 2001. The Bank also maintains valuation allowances for impaired loans, which totaled $1.9 million at March 31, 2002, December 31, 2001 and March 31, 2001, respectively.

The following table shows the components of the Bank's portfolio of loans (including loans held for sale) and mortgage-backed securities by collateral type as of the dates indicated:

                                    March 31, December 31,  March 31,
                                      2002        2001        2001
                                    ---------  ----------  ----------
                                           (In thousands)
   REAL ESTATE LOANS
    First trust deed
    residential loans
     One to four units           $  1,964,515 $ 2,121,899 $ 2,294,910
     Five or more units             1,565,477   1,525,749   1,332,111
                                    ---------  ----------  ----------
       Residential loans            3,529,992   3,647,648   3,627,021

  OTHER REAL ESTATE LOANS
     Commercial and industrial        381,526     358,159     217,965
     Second trust deeds                 9,025       9,472       9,680
     Other                             32,916      39,541         682
                                    ---------  ----------  ----------
       Real estate loans            3,953,459   4,054,820   3,855,348

  NON-REAL ESTATE LOANS:
     Manufactured housing                   -           -         352
     Deposit accounts                     584       1,267         558
     Commercial business loans         19,080      18,882      13,039
     Consumer                          22,596      19,546       8,026
                                    ---------  ----------  ----------
       Loans Receivable             3,995,719   4,094,515   3,877,323

  LESS:
     General valuation allowances
       - loan portfolio                72,723      72,919      70,686
     Valuation allowances -
       impaired loans                   2,100       1,850       1,850
     Unearned loan fees                13,760      14,857      13,496
                                    ---------  ----------  ----------
       Net loans receivable         3,907,136   4,004,889   3,791,291

  FHLMC AND FNMA MORTGAGE-BACKED
    SECURITIES (at fair value):
     Secured by single family
       dwellings                      246,601     272,419     348,803
     Secured by multifamily
       dwellings                       10,333      11,660      13,840
       Mortgage-backed             ----------  ----------   ---------
         securities                   256,934     284,079     362,643
                                   ----------   ---------  ----------
         TOTAL                   $  4,164,070 $ 4,288,968 $ 4,153,934
                                    =========  ==========  ==========

The mortgage-backed securities portfolio, classified as available-for-sale, was recorded at fair value as of March 31, 2002. An unrealized gain of $1.5 million, net of taxes, was recorded in stockholders' equity as of March 31, 2002. This compares to net unrealized gains of $1.9 million as of December 31, 2001 and $457 thousand as of March 31, 2001.

The investment securities portfolio, classified as available-for-sale, was recorded at fair value as of March 31, 2002. An unrealized gain of $716 thousand, net of taxes, was reflected in stockholders' equity as of March 31, 2002. This compares to unrealized gains of $1.1 million as of December 31, 2001 and $456 thousand as of March 31, 2001.

Asset/Liability Management

Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from the interest rate risk inherent in its lending and deposit taking activities. Management actively monitors its interest rate risk exposure.

The Bank's market risk profile remains substantially unchanged with regard to interest rate risk because over 70% of its loan portfolio is invested in adjustable rate products.

The one year GAP (the difference between rate-sensitive assets and liabilities repricing within one year or less) was a negative $230.4 million or 5.1% of total assets at March 31, 2002. In comparison, the one year GAP was a negative $288.7 million or 6.1% of total assets at December 31, 2001.

The  Bank's  net  interest   income   typically   improves  during  periods  of
decreasing interest rates because there is a three month time lag before changes in the FHLB Eleventh District Cost of Funds Index (the "Index") can be implemented with respect to the Bank's adjustable rate loans. Therefore, during a period immediately following interest rate decreases, the Bank's cost of funds tends to decrease faster than the rates on its adjustable rate loan portfolio.

Capital

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and percentages of total capital to risk-weighted assets. The Bank meets the standards necessary to be deemed well capitalized under the applicable regulatory requirements. The following table summarizes the Bank's actual capital and required capital as of March 31, 2002:

                               Tangible   Core       Risk-based
                               Capital    Capital     Capital
                               ---------  ---------  ----------
                                   (Dollars in thousands)
    Actual Capital:
      Amount                   $ 316,793  $ 316,793   $ 350,709
      Ratio                         6.96%       6.96%     13.11%
    Minimum required
    capital:
      Amount                    $ 68,266   $ 182,043  $ 213,959
      Ratio                         1.50%       4.00%      8.00%
    Well capitalized
    required capital:
      Amount                           -   $ 227,554  $ 267,449
      Ratio                            -        5.00%     10.00%

Results of Operations

The Company reported consolidated net earnings of $12.4 million for the first quarter of 2002 compared to net earnings of $12.4 million for the first quarter of 2001. Although net interest income increased over last year, quarterly earnings remained unchanged as a result of increased non-interest expenses resulting from increased legal and advertising costs in addition to the operational costs of four retail branches acquired in November 2001.

Loan Loss Allowances

Listed below is a summary of activity in the Bank's general valuation allowance and the valuation allowance for impaired loans during the periods indicated:

                                   Three Months Ended March 31,
                                               2002
                                  --------------------------------
                                  General     Impaired
                                  Valuation   Valuation
                                  Allowances  Allowances   Total
                                  ----------- ----------  --------
                                           (In thousands)
       Balance at December 31,
          2001                    $  72,919  $    1,850 $ 74,769
       Provision for loan
         losses                           -         250      250
       Charge-offs:
         Single family                 (149)          -     (149)
         Multi-family                     -           -        -
         Commercial                       -           -        -
         Other - non-real estate        (65)          -      (65)
                                  ----------- ----------  --------
       Total charge-offs               (214)          -     (214)
       Recoveries                        18           -       18
                                  ----------- ----------  --------
       Net recoveries
         (charge-offs)                 (196)          -     (196)
                                  ----------- ----------  --------
       Balance at March 31,
         2002                     $  72,723  $    2,100 $ 74,823
                                  =========== ==========  ========

                                   Three Months Ended March 31,
                                               2001
                                  --------------------------------
                                  General     Impaired
                                  Valuation   Valuation
                                  Allowances  Allowances   Total
                                  ----------- ----------  --------
                                           (In thousands)

       Balance at December 31,
         2000                      $  70,809   $  1,792  $ 72,601
       Provision for loan
         losses                          (58)        58         -
       Charge-offs:
         Single family                   (55)         -       (55)
         Multi-family                      -          -         -
         Commercial                        -          -         -
         Other - non-real estate         (51)         -       (51)
                                   ----------- ----------  --------
       Total charge-offs                (106)        -       (106)
       Recoveries                         41         -         41
                                   ----------- ----------  --------
       Net recoveries
        (charge-offs)                    (65)        -        (65)
                                   ----------- ----------  --------
       Balance at March 31,
         2001                      $  70,686    $ 1,850  $ 72,536
                                   =========== ==========  ========

Management is unable to predict future levels of loan loss provisions. Among other things, future loan loss provisions are based on the level of loan charge-offs, foreclosure activity, and the economic climate in Southern California.

The Bank maintains a repurchase liability for loans sold with recourse which totaled $12.8 million as of March 31, 2002, December 31, 2001 and March 31, 2001, respectively. This liability was 10.76% of loans sold with recourse as of March 31, 2002, compared to 10.1% as of December 31, 2001 and 9.06% as of March 31, 2001. The balance of loans sold with recourse totaled $119.2 million, $126.4 million and $141.6 million as of March 31, 2002, December 31, 2001 and March 31, 2001, respectively.

The Bank also maintains a general valuation allowance for real estate acquired by foreclosure, which totaled $350 thousand at March 31, 2002, December 31, 2001 and March 31, 2001, respectively. This allowance is to be used to offset deterioration of property value after acquisition of the foreclosed real estate. See "Non-performing Assets" for additional discussion on foreclosed real estate.

Net Interest Income

The Company's interest rate margin increased to 2.72% for the first quarter of 2002 from 2.59% for the first quarter last year. The COFI Index (on a
lagged  basis)   determines  the  yield  on  approximately   70%  of  the  loan
portfolio.

The following table sets forth: (i) the average daily dollar amounts of and average yields earned on loans, mortgage-backed securities and investment securities, (ii) the average daily dollar amounts of and average rates paid on savings and borrowings, (iii) the average daily dollar differences, (iv) the interest rate spreads, and (v) the effective net spreads for the periods indicated:

                                              During the Three
                                           Months Ended March 31,
                                           -----------------------
                                              2002        2001
                                           ----------  -----------
                                             (Dollars in thousands)
   Average loans and mortgage-backed
     securities                          $ 4,219,538  $ 4,078,319
   Average investment securities             227,636      198,208
                                          -----------  ----------
   Average interest-earning assets         4,447,174    4,276,527
                                          -----------  ----------
   Average savings deposits                2,526,068    2,224,330
   Average borrowings                      1,715,087    1,879,022
                                           ----------  ----------
   Average interest-bearing liabilities    4,241,155    4,103,352
                                           ----------  ----------
   Excess of interest-earning assets over
     interest-bearing liabilities         $  206,019   $  173,175
                                          ===========  ==========

   Yields earned on average interest-earning
     assets                                    6.24%        8.10%
   Rates paid on average interest-bearing
     liabilities                               3.52         5.51
   Net interest rate spread                    2.72         2.59
   Effective net spread(1)                     2.89         2.81

   Total interest income                 $   69,376  $    86,651
   Total interest expense                    36,787       55,856
                                           ----------  -----------
                                             32,589       30,795
   Total other items(2)                       1,588        1,357
                                           ----------  -----------
   Net interest income                   $   34,177  $    32,152
                                           ==========  ===========

(1) The effective net spread is a fraction, the denominator of which is the average dollar amount of interest-earning assets, and the numerator of which is net interest income (excluding stock dividends and miscellaneous interest income).

(2) Includes Federal Home Loan Bank Stock dividends and other miscellaneous items.

Non-Interest Income and Expense

Loan servicing and other fees were $864 thousand for the first quarter of 2002, compared to $851 thousand for the same period of 2001. The increase is the result of increased prepayment fees as borrowers continue to refinance into lower rates. Other non-interest income was partially offset by a decrease in loan servicing fees as a result of a reduction in loans serviced by others.

Gain (loss) on the sale of loans results primarily from loan fees recognized at the time of sale. A gain of $186 thousand was recorded for the first quarter of 2001 compared to a gain of $102 thousand for the same period of 2001. The volume of loans sold totaled $18.2 million during the first quarter of 2002 compared to $10.7 million for the same period of the prior year. The increase in loans originated for sale is due to borrower demand for 15-year and 30-year fixed rate loans.

Real estate operations resulted in a net gain of $161 thousand for the first quarter of 2002. This compares to a net gain of $42 thousand for the same period of the prior year. Real estate operations include gains and losses on the sale of foreclosed properties as well as operational income and expense during the holding period. Gains on sale typically result from the recovery of excess valuation allowances in addition to legal fee and insurance recoveries associated with foreclosed properties sold.

Non-interest expense increased to $15.3 million as of March 31, 2002 from $12.5 million for the same period of the prior year. The increase in non-interest expense resulted from increases in advertising and legal expenses in addition to increased amortization of the Bank's core deposit intangible. Amortization of core deposit intangible increased due to the acquisition of four retail savings branches in November of 2001.

Due to the increase in non-interest expense, the ratio of non-interest expense to average assets increased to 1.32% of average assets for the first quarter of 2002 from 1.13% during the comparable 2001 period.

Non-accrual, Past Due, Modified and Restructured Loans

The Bank accrues interest earned but uncollected for every loan without regard to its contractual delinquency status and establishes a specific interest allowance for each loan which becomes 90 days or more past due or is in foreclosure. Loans requiring delinquent interest allowances (non-accrual loans) totaled $6.4 million at March 31, 2002 compared with $6.5 million at December 31, 2001 and $10.5 million at March 31, 2001.

The amount of interest  allowance  for loans 90 days or more  delinquent  or in
foreclosure   was  $449   thousand,   $504   thousand,   and   $641   thousand,
respectively, as of March 31, 2002, December 31, 2001, and March 31, 2001.

Delinquent loans as a percentage of the Bank's total loan portfolio for the periods indicated are as follows:

                                   March 31, December 31,  March 31,
                                    2002         2001        2001
                                  ---------  -----------  ----------
                                      (Percentage of Portfolio)
Period of delinquency

1 monthly payment                    0.18%        0.29%       0.37%
2 monthly payments                   0.02%        0.06%       0.07%
3 or more monthly  payments or in    0.16%        0.16%       0.25%
foreclosure

The Bank has debt restructurings that result from temporary modifications of principal and interest payments. Under these arrangements, loan terms are typically reduced to no less than a monthly interest payment required under the note. Any loss of revenues under the modified terms would be immaterial to the Bank. Generally, if the borrower is unable to return to scheduled principal and interest payments at the end of the modification period, foreclosure proceedings are initiated. As of March 31, 2002, the Bank had modified loans totaling $3.4 million net of loan loss allowances totaling $1.9 million. No modified loans were 90 days or more delinquent as of March 31, 2002.

Pursuant to Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS No. 114"), the Bank considers a loan impaired when management believes that it is probable that the Bank will not be able to collect all amounts due under the contractual terms of the loan. Estimated impairment losses are recorded as separate valuation allowances and may be subsequently adjusted based upon changes in the measurement of impairment. Impaired loans, disclosed net of valuation allowances, include non-accrual major loans (single family loans and commercial business loans with an outstanding principal amount greater than or equal to $500 thousand and multi-family and commercial real estate loans with an outstanding principal amount greater than or equal to $750 thousand), modified loans, and major loans less than 90 days delinquent in which full payment of principal and interest is not expected to be received.

The following is a summary of impaired loans, net of valuation allowances for impairment, as of the dates indicated:

                         March 31,  December 31,  March 31,
                           2002        2001         2001
                         ---------  -----------  ----------
                                  (In thousands)

      Non-accrual loans  $    631   $      978  $    1,713
      Modified loans        5,321        6,416       8,598
                         ---------  -----------  ----------
                         $  5,952   $    7,394  $   10,311
                         =========  ===========  ==========


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

All impaired loans were measured using the fair value method as of March 31, 2002, December 31, 2001 and March 31, 2001, respectively.

Impaired loans for which valuation allowances had been established totaled $3.7 million for the quarter ended March 31, 2002 and $3.5 million for the quarter ended December 31, 2001 and $3.5 million for the quarter ended March 31, 2001, respectively. Impaired loans for which there was no valuation allowance established totaled $2.3 million for the quarter ended March 31, 2002 and $3.9 million for the quarter ended December 31, 2001 and $6.8 million for the quarter ended March 31, 2001, respectively. See "Results of Operations" for an analysis of activity in the valuation allowance for impaired loans.

The Bank had $631 thousand, $978 thousand and $1.7 million of impaired non-performing loans for the quarters ended March 31, 2002, December 31, 2001 and March 31, 2001, respectively.

Cash payments received from impaired loans are recorded in accordance with the contractual terms of the loan. The principal portion of the payment is used to reduce the principal balance of the loan, whereas the interest portion is recognized as interest income.

The average recorded investment in impaired loans for the quarter ended March 31, 2002 was $6.8 million and $7.4 million for the quarter ended December 31, 2001 and $10.3 million for the quarter ended March 31, 2001, respectively. The amount of interest income recognized on the cash basis for impaired loans during the quarters ended March 31, 2002, December 31, 2001 and March 31, 2001 was $118 thousand, $116 thousand and $185 thousand, respectively. Interest income recognized under the accrual basis for the quarters ended March 31, 2002, December 31, 2001 and March 31, 2001 was $110 thousand, $113 thousand and $185 thousand, respectively.

Asset Quality

The following table sets forth certain asset quality ratios of the Bank at the dates indicated:

                                  March 31, December 31, March 31,
                                   2002        2001        2001
                                 ---------  -----------  ---------
Non-Performing Loans to Loans
  Receivable(1)                     0.16%        0.16%      0.25%

Non-Performing Assets to Total
  Assets(2)                         0.16%        0.17%      0.27%

Loan Loss Allowances to
  Non-Performing Loans(3)       1,132.93%    1,122.71%    679.13%

General Loss Allowances to
  Assets with Loss Exposure(4)      1.73%        1.70%      1.71%
   __________________________

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

    (4)    The Banks general valuation allowances, excluding general valuation
           allowances for loans sold with full or limited recourse.   The
           Bank's assets with loss exposure include its loan portfolio, real estate owned, loan commitments, and potential loan buybacks but excludes mortgage-backed securities.


Non-performing Assets

The  Bank  defines  non-performing  assets  as  loans  delinquent  over 90 days
(non-accrual loans), loans in foreclosure and real estate acquired by foreclosure (real estate owned). An analysis of non-performing assets follows as of the dates indicated:

                                 March 31,  December 31,  March 31,
                                   2002         2001        2001
                                 ---------  -----------  ---------
                                          (In thousands)
Real estate owned:
  Single family                  $  1,161    $  1,671    $ 2,586
  Multi-family                        164         164          -
                                 ---------  -----------  ---------
Less:
  General valuation allowance        (350)       (350)      (350)
                                 ---------  -----------  ---------
     Total real estate owned     $    975    $  1,485    $ 2,236
                                 ---------  -----------  ---------


Non-accrual loans:
  Single family                  $ 5,596     $  6,062    $ 8,149
  Multi-family                       814          422      2,277
  Commercial real estate               -            -         76
  Other                                9           16
Less:
  Valuation allowances (1)             -          (57)      (636)
                                 ---------  -----------  ---------
    Total non-accrual loans        6,419        6,443      9,866
                                 ---------  -----------  ---------
    Total non-performing
    assets                       $ 7,394     $  7,928    $12,102
                                 =========  ===========  =========
    __________________________

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

Deposits accepted by retail banking offices increased by $103.4 million during the first quarter of 2002. Management attributes the increase to customer demand for safe, liquid investments due to volatility in the stock market. Retail deposits comprised 85% of total savings deposits as of March 31, 2002.

Total borrowings decreased by $213.3 million during the first quarter of 2002 due to a $130.0 million net decrease in advances from the FHLB and net payoffs of $83.3 million in repurchase agreements. The reduction in borrowings is primarily attributable to increased cash available as a result of increased loan payoff activity.

Telemarketing deposits decreased by $17.4 million during the first quarter of 2002. These deposits are normally large deposits from pension plans, managed trusts and other financial institutions. These deposit levels fluctuate based on the attractiveness of the Bank's rates compared to returns available to investors on alternative investments. Telemarketing deposits comprised 3% of total deposits at March 31, 2002.

Deposits   acquired  from  national   brokerage  firms  ("brokered   deposits")
decreased  by $50.6  million  during  the first  quarter of 2002.  Because  the
Bank  has  sufficient  capital  to  be  deemed   "well-capitalized"  under  the
standards established by the Office of Thrift Supervision, it may solicit brokered funds without special regulatory approval. At March 31, 2002, brokered deposits comprised 12% of total deposits.

Internal  sources of funds  include  both  principal  payments  and  payoffs on loans and mortgage-backed securities, loan sales, and positive cash flows from operations. Principal payments include amortized principal and prepayments that are a function of real estate activity and the general level of interest rates.

Total principal payments on loans and mortgage-backed securities were $424.0 million for the first quarter of 2002. This compares with principal payments of $202.8 million for the first quarter of 2001. The increase is primarily attributable to increased payoff activity as borrowers continue to refinance existing loans into new loans at lower rates.

Loan sales were $18.2 million for the first quarter of 2002, compared with sales of $10.7 million for the first quarter of 2001. The increase is attributable to borrower demand for 15-year and 30-year fixed rate loans, which are only originated for sale.

                          PART II - OTHER INFORMATION


 Item 6. Exhibits and Reports on Form-8K


(3.1) Restated Certificate of Incorporation filed as Exhibit 3.1 to Form 10-K for the fiscal year ended December 31, 1999 and incorporated by reference.
(3.2) By-laws filed as Exhibit  (1)(a) to Form 8-A dated  September 4, 1987 and incorporated by reference.
(4.1) Amended and Restated Rights Agreement dated as of September 25, 1998, filed as Exhibit 4.1 to Form 8-A/A, dated September 25, 1998 and incorporated by reference.
(10.1)Deferred  Compensation  Plan filed as Exhibit 10.3 to Form 10-K for the fiscal year ended December 31, 1983 and incorporated by reference. (10.2)Bonus Plan filed as Exhibit 10(iii)(A)(2) to Form 10 dated November 2,
        1993 and incorporated by reference.
(10.3)Supplemental  Executive Retirement Plan dated January 16, 1986 filed as
        Exhibit 10.5 to Form 10-K for the fiscal year ended December 31, 1992 and incorporated by reference.
(10.4)Change of  Control  Agreement  effective  September  26,  1996 filed as
        Exhibit 10.4 to Form 10-Q for the Quarter ended September 30, 1996 and Amendment filed as Exhibit 10.3 10.4 for change of control to Form 10-Q for the Quarter ended March 31, 2001 and incorporated by reference.
(10.5)1997 Non-employee Directors Stock Incentive Plan filed as Exhibit 1 to
        Form S-8 dated August 12, 1997 and Amendment filed as Exhibit 10.5 to Form 10-Q for the Quarter ended March 31, 2001, and incorporated by reference.
(21) Registrant's sole subsidiary is First Federal Bank of California, a federal savings bank.
(24)  Power of Attorney.


(b)   Reports on Form 8-K

      The Company filed current reports on Form 8-K during the quarter ended March 31, 2002 on the following dates: January 25, 2002, February 28, 2002 and March 22, 2002. These reports are related to the release of the Company's disclosure of certain other financial data.

      On January 25, 2002 the Company also filed a current report on Form 8-K to report the retirement of William S. Mortensen, Director and Chairman of the Board of the Company and the Bank, and his appointment as Chairman Emeritus effective April 24, 2002.

                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      FIRSTFED FINANCIAL CORP.
                                      Registrant


Date:   May 14, 2002            By: /s/ DOUGLAS J. GODDARD
                                    Douglas J. Goddard
                                    Chief Financial Officer and
                                    Executive Vice President