Form 10-Q
period 2002-06-30
FIRSTFED FINANCIAL CORP
filed 2002-08-12
CIK 810536

=====================================================================

                            UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                              FORM 10-Q

|X|          QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarter Ended June 30, 2002

                                 OR

|_|          TRANSITION REPORT UNDER SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

       From the Transition Period From ________ to __________

                   Commission File Number: 1-9566

                      FIRSTFED FINANCIAL CORP.
       (Exact name of registrant as specified in its charter)


               Delaware                              95-4087449
(State or other jurisdiction of incorporation)(IRS Employer Identification No.)

  401 Wilshire Boulevard, Santa Monica, California     90401-1490
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                          Yes     |X|          No   |_|

As of August 12, 2002, 17,272,833 shares of the Registrant's $.01 par value common stock were outstanding.

=====================================================================

                       FirstFed Financial Corp.
                                Index






                                                                  Page
Part I.    Financial Information

           Item 1.  Financial Statements

                    Consolidated    Statements   of   Financial
                    Condition  as of June  30,  2002,  December
                    31, 2001 and June 30, 2001                      3

                    Consolidated  Statements of Operations  and
                    Comprehensive  Earnings  for the  three and
                    six months ended June 30, 2002 and 2001         4

                    Consolidated  Statements  of Cash Flows for
                    the six months ended June 30, 2002 and 2001     5

                    Notes to Consolidated Financial Statements      6

           Item 2.  Managements   Discussion  and  Analysis  of
                    Financial    Condition   and   Results   of
                    Operations                                      7

Part II.   Other Information (omitted items are inapplicable)

           Item 4.   Submission of Matters to a Vote of
                     Securities Holders                            18

           Item 6.   Exhibits and Reports on Form 8-K              18

Signatures                                                         19

Exhibits             3.2 Bylaws                                    20

                     99.1 CEO and CFO Certification                31

                    PART I - FINANCIAL STATEMENTS

Item 1. Financial Statements

               FirstFed Financial Corp. and Subsidiary
           Consolidated Statements of Financial Condition
                  (In thousands, except share data)
                             (Unaudited)

                                 June 30,      December 31,   June 30,
                                   2002          2001           2001
                                 ---------     -----------   ---------
ASSETS
Cash and cash equivalents        $   58,747    $  174,171    $   69,851
Investment securities,
  available-for-sale (at fair
  value)                            115,441       110,444       130,019
Mortgage-backed securities,
  available-for-sale (at fair
  value)                            235,148       284,079       338,269
Loans receivable, held-for-sale
  (fair value of $250, $5,246
  and $6,766)                           250         5,246         6,766
Loans receivable, net             3,856,073     3,999,643     3,876,950
Accrued interest and dividends
  receivable                         19,389        22,076        27,162
Real estate                             606         1,515         2,002
Office properties and
  equipment, net                     10,399        10,822         9,932
Investment in Federal Home Loan
  Bank (FHLB) stock, at cost         85,634        91,713        87,615
Other assets                         26,585        26,580        23,418
                                 ----------    ----------    ----------
                                 $4,408,272    $4,726,289    $4,571,984
                                 ==========    ==========    ==========

LIABILITIES
Deposits                         $2,493,389    $2,546,647    $2,275,544
FHLB advances                     1,342,000     1,597,000     1,674,000
Securities sold under
  agreements to repurchase          176,131       211,040       264,640
Accrued expenses and other
  liabilities                        46,486        45,924        61,422
                                 ----------    ----------    ----------
                                  4,058,006     4,400,611     4,275,606
                                 ----------    ----------    ----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, par value $.01
per share;
  Authorized 100,000,000
  shares; issued 23,381,165
  23,362,196 and 23,335,788
  shares,outstanding 17,270,269,
  17,251,300 and 17,268,298
  shares                                234           234           233
Additional paid-in capital           34,858        34,670        33,207
Retained earnings -
  substantially restricted          388,368       363,713       338,376
Unreleased shares to employee
  stock ownership plans                  --            --          (421)
Treasury stock, at cost,
  6,110,896 shares                  (75,930)      (75,930)      (75,743)
Accumulated other comprehensive
  gain, net of taxes                  2,736         2,991           726
                                 ----------    ----------    ----------
                                    350,266       325,678       296,378
                                 ----------    ----------    ----------
                                 $4,408,272    $4,726,289    $4,571,984
                                 ==========    ==========    ==========

    See accompanying notes to consolidated financial statements.

               FirstFed Financial Corp. and Subsidiary
  Consolidated Statements of Operations and Comprehensive Earnings
            (Dollars in thousands, except per share data)
                             (Unaudited)

                               Three months ended       Six months ended
                                    June 30,                  June 30,
                              ---------------------  ----------------------
                                2002        2001        2002        2001
                              ---------  ----------  ----------  ----------
Interest income:
   Interest on loans          $   60,701 $   77,891  $   125,664 $  155,871
   Interest on mortgage-backed
   securities                      2,267      5,542        5,237     11,501
   Interest and dividends on
     investments                   2,955      4,010        5,799      8,088
                               ---------  ---------    ---------  ---------
     Total interest income        65,923     87,443      136,700    175,460
                               ---------  ---------    ---------  ---------
Interest expense:
   Interest on deposits           15,638     25,185       32,997     51,801
   Interest on borrowings         17,305     28,696       36,734     57,945
                               ---------  ---------    ---------  ---------
    Total interest expense        32,943     53,881       69,731    109,746
                               ---------  ---------    ---------  ---------

Net interest income               32,980     33,562       66,969     65,714
Provision for loan losses             --         --           --         --
                               ---------  ---------    ---------  ---------
Net interest income after
  provision for loan losses       32,980     33,562       66,969     65,714
                               ---------  ---------    ---------  ---------
Non-interest income:
   Loan servicing and other
    fees                             838        624        1,890      1,475
   Retail office fees              1,135        815        2,176      1,688
   Gain on sale of loans             184        108          369        210
   Real estate operations, net        31       (268)         192       (226)
   Other operating income            306        362          566        501
                               ---------  ---------    ---------  ---------
     Total other income            2,494      1,641        5,193      3,648
                               ---------  ---------    ---------  ---------
Non-interest expense:
   Compensation                    8,269      7,435       16,466     14,730
   Occupancy                       2,099      2,098        4,150      3,979
   Amortization of core
     deposit intangible              464        372          965        744
   Other expenses                  3,401      3,290        7,963      6,275
                               ---------  ---------    ---------  ---------
     Total non-interest
       expense                    14,233     13,195       29,544     25,728
                               ---------  ---------    ---------  ---------

Earnings before income taxes      21,241     22,008       42,618     43,634
Income tax provision               8,954      9,416       17,963     18,669
                               ---------  ---------    ---------  ---------
Net earnings                  $   12,287 $   12,592  $    24,655 $   24,965
                               =========  =========    =========  =========
Other comprehensive earnings
 (loss), net of taxes                533       (187)        (255)     2,884
                               ---------  ---------    ---------  ---------
Comprehensive earnings        $   12,820 $   12,405  $    24,400 $   27,849
                               =========  =========    =========  =========
Earnings per share:
   Basic                      $     0.71 $     0.73  $      1.43 $     1.45
                               =========  =========    =========  =========
   Diluted                    $     0.70 $     0.71  $      1.40 $     1.42
                               =========  =========    =========  =========
Weighted average shares
  outstanding:
   Basic                      17,264,461 17,218,464   17,259,638 17,200,593
                              ========== ==========   ========== ==========
   Diluted                    17,644,145 17,650,751   17,625,541 17,638,569
                              ========== ==========   ========== ==========

    See accompanying notes to consolidated financial statements.

               FirstFed Financial Corp. and Subsidiary
                Consolidated Statements of Cash Flows
                           (In thousands)
                             (Unaudited)

                                           Six months ended June 30,
                                          ---------------------------
                                              2002          2001
                                          ------------   ------------
  CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                           $      24,655  $      24,965
   Adjustments to reconcile net earnings:
    To net cash provided by (used in)
      operating activities:
    Net change in loans held-for-sale             4,996         (4,520)
    Depreciation                                    820            923
    Valuation adjustments on real estate
      sold                                         (204)         (120)
    Amortization of fees and premiums/
      discounts                                   2,135          1,593
    Decrease in servicing asset                     120            120
    Change in deferred taxes                      1,765         (2,526)
    Decrease in interest and dividends
      receivable                                  2,687          1,326
    Decrease in interest payable                   (406)        (1,819)
    Amortization of core deposit
      intangible asset                              965            745
    Increase in other assets                     (7,748)        (3,954)
    Increase in accrued expenses and other
      liabilities                                   968          6,124
                                              ----------   -----------
      Total adjustments                           6,098         (2,108)
                                              ----------   -----------
      Net cash provided by operating
        activities                               30,753         22,857
                                              ----------   -----------
   CASH FLOWS FROM INVESTING ACTIVITIES:
    Loans made to customers and principal
      collections on loans                      142,742       (125,757)
    Loans purchased                                  --       (127,598)
    Proceeds from sales of real estate
      owned                                       2,331          2,692
    Proceeds from maturities and principal
      payments of investment securities
      available-for-sale                         46,192         28,216
    Principal reductions on mortgage-
      backed-securities available for sale       48,343         39,540
    Purchase of investment securities
      available for sale                        (51,191)       (19,964)
    Redemption (purchase) of FHLB stock           8,385         (4,025)
    Other                                            --           (481)
                                             ----------    -----------
      Net cash provided by (used by)
        investing activities                    196,802       (207,377)

   CASH FLOWS FROM FINANCING ACTIVITIES:
    Net (decrease) increase in deposits         (53,258)       110,497
    Net (decrease) increase in short term
      borrowings                               (289,909)        65,530
    Other                                           188            667
                                             ----------    -----------
      Net cash (used by) provided by
       financing activities                    (342,979)       176,694
                                             ----------    -----------

    Net decrease in cash and cash
      equivalents                              (115,424)        (7,826)
    Cash and cash equivalents at
      beginning of period                       174,171         77,677
                                             ----------    -----------
    Cash and cash equivalents at end of
      period                              $      58,747  $      69,851
                                             ==========    ===========

     See accompanying notes to consolidated financial statements.

               FirstFed Financial Corp. and Subsidiary
             Notes to Consolidated Financial Statements
                             (Unaudited)

1. The unaudited consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the periods covered have been made. Certain information and note disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading.

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

   SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with early adoption of the provisions related to the rescission of SFAS No. 4 encouraged. The Company does not expect implementation of SFAS No. 145 to have a material impact on its consolidated financial statements.

   On July 30, 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS No. 146"). SFAS No. 146 will be effective for exit or disposal activities initiated after December 31, 2002, with early adoption encouraged. The Company does not expect implementation of SFAS No. 146 to have a material impact on its consolidated financial statements.

Item 2.    Management's   Discussion   and   Analysis  of   Financial
           Condition and Results of Operations

Financial Condition

At June 30, 2002, FirstFed Financial Corp. (the "Company"), holding company for First Federal Bank of California and its subsidiaries (the "Bank"), had consolidated stockholders' equity of $350.3 million compared to $325.7 million at December 31, 2001 and $296.4 million at June 30, 2001. Consolidated total assets at June 30, 2002 were $4.4 billion, compared to $4.7 billion at December 31, 2001 and $4.6 billion at June 30, 2001. The reduction in total assets for the period ended June 30, 2002 is primarily attributable to a decrease in the portfolio of loans and mortgage-backed securities. The loan portfolio, including mortgage-backed securities, decreased to $4.1 billion at June 30, 2002 from $4.3 billion at December 31, 2001 and $4.2 billion at June 30, 2001. The decrease is primarily due to loan payoffs and principal reductions, which were $778.6 million during the first six months of 2002 compared to $565.5 million during the first six months of 2001. Payoff activity increased during the first six months of 2002 as borrowers continued to refinance existing loans into new loans at lower rates. The decrease was partially offset by loan originations of $587.6 million during the first six months of 2002.

The following  tables  summarize loan  originations  and purchases as of the dates indicated:
                       Property Type                    Loan Type

                      Six months ended              Six months ended
                          June 30,                      June 30,
                       2002      2001                 2002     2001
                     --------  --------            --------- --------
                       (In thousands)                (In thousands)
  Single family      $298,426  $583,003
  Multi-family and                       Adjustable $246,060 $206,527
    commercial        275,068   167,674
  Other                14,070    64,058  Fixed (1)   341,504  608,208
                     --------  --------             -------- --------
    Total            $587,564  $814,735     Total   $587,564 $814,735
                     ========  ========             ======== ========
  (1) This loan type includes fixed/adjustable hybrid loan products with initial repricing periods ranging from three to ten years.

The Bank's operations are primarily influenced by the Southern California real estate market. The Southern California real estate market has continued to improve during 2002 due to a low interest rate environment and a limited supply of new housing. Although unemployment rates in Los Angeles County increased from 5.1% in April 2001 to 6.5% in April 2002, job gains have improved at a 0.8% annualized growth rate during the first four months of 2002, according to the UCLA Anderson Forecast for California, June 2002 Report ("Forecast"). Also, according to the Forecast, home prices in Southern California are expected to increase by 6.2% during 2002, compared to 8.1% in 2001. An increase of only 3.5% is expected during 2003.

The Company's non-performing assets to total assets ratio remained modest at 0.11% of total assets as of June 30, 2002, compared to 0.17% as of December 31, 2001 and 0.22% as of June 30, 2001. (See "Non-performing Assets" for further discussion.)

The Company recorded net loan recoveries of $1.4 million and $1.2 million for the second quarter and first six months of 2002, respectively. The Company recorded net loan charge-offs of $160 thousand and $225 thousand for the second quarter and first six months of 2001, respectively. The Company did not record a provision for loan loss during the first six months of 2002 or for the comparable 2001 period. Allowances for loan losses totaled $75.9 million or 1.92% of the loan portfolio at June 30, 2002. This compares with $74.8 million or 1.83% at December 31, 2001 and $72.4 million or 1.82% at June 30, 2001. The above allowances include valuation allowances for impaired loans, which were $2.2 million at June 30, 2002, $1.9 million at December 31, 2001 and $1.9 million at June 30, 2001, respectively. The increase in allowances from June 30, 2001 to June 30, 2002 is due to both loan recoveries and $2.1 million in allowances obtained in the acquisition of two financial institutions in November of 2001.
                                7

The following  table shows the components of the Bank's  portfolio of
loans   (including   loans   held  for  sale)   and   mortgage-backed
securities by collateral type as of the dates indicated:

                                   June 30,    December 31,  June 30,
                                     2002         2001         2001
                                  ---------    ----------  ----------
                                           (In thousands)
  REAL ESTATE LOANS
    First trust deed
    residential loans
     One to four units            $ 1,873,754 $ 2,121,899 $ 2,306,471
     Five or more units             1,604,806   1,525,749   1,369,772
                                    ---------  ----------  ----------
       Residential loans            3,478,560   3,647,648   3,676,243

  OTHER REAL ESTATE LOANS
     Commercial and industrial        399,581     358,159     247,307
     Second trust deeds                 8,582       9,472       9,363
     Other                             17,975      39,541         698
                                    ---------  ----------  ----------
       Real estate loans            3,904,698   4,054,820   3,933,611

  NON-REAL ESTATE LOANS:
     Deposit accounts                     608       1,267         462
     Commercial business loans         13,390      18,882      23,040
     Consumer                          28,006      19,546      12,412
                                    ---------  ----------  ----------
       Loans Receivable             3,946,702   4,094,515   3,969,525

  LESS:
     General valuation
       allowances - loan portfolio     73,786      72,919      70,526
     Valuation allowances -
       impaired loans                   2,154       1,850       1,850
     Unearned loan fees                14,439      14,857      13,433
                                    ---------  ----------  ----------
       Net loans receivable         3,856,323   4,004,889   3,883,716

  FHLMC AND FNMA MORTGAGE-BACKED
    SECURITIES (at fair value):
     Secured by single family
       dwellings                      225,574     272,419     325,138
     Secured by multifamily
       dwellings                        9,574      11,660      13,131
                                    ---------    --------   ---------
       Mortgage-backed
         securities                   235,148     284,079     338,269
                                    ---------   ---------   ---------
         TOTAL                    $ 4,091,471 $ 4,288,968 $ 4,221,985
                                    =========   =========   =========

The mortgage-backed securities portfolio, classified as available-for-sale, was recorded at fair value as of June 30, 2002. An unrealized gain of $1.5 million, net of taxes, was recorded in stockholders' equity as of June 30, 2002. This compares to net unrealized gains of $1.9 million as of December 31, 2001 and $111 thousand as of June 30, 2001.

The investment securities portfolio, classified as available-for-sale, was recorded at fair value as of June 30, 2002. An unrealized gain of $1.2 million, net of taxes, was reflected in stockholders' equity as of June 30, 2002. This compares to unrealized gains of $1.1 million as of December 31, 2001 and $615 thousand as of June 30, 2001.

Asset/Liability Management

Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from the interest rate risk inherent in its lending and liability funding activities.

The Bank's market risk profile remains substantially unchanged with regard to interest rate risk because over 70% of its loan portfolio is invested in adjustable rate products.

The one year GAP (the difference between rate-sensitive assets and liabilities repricing within one year or less) was a negative $104.6 million or 2.4% of total assets at June 30, 2002. In comparison, the one year GAP was a negative $288.7 million or 6.1% of total assets at December 31, 2001.

The Bank's net interest income typically improves during periods of decreasing interest rates because there is a three month time lag before changes in the FHLB Eleventh District Cost of Funds Index (the "Index") can be implemented with respect to the Bank's adjustable rate loans. Over 68% of the Bank's loans are adjustable based on changes in the Index. Therefore, during a period immediately following interest rate decreases, the Bank's cost of funds tends to decrease faster than the rates on its adjustable rate loan portfolio.

Capital

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and percentages of total capital to assets. The Bank meets the
standards   necessary  to  be  deemed  well  capitalized   under  the
applicable regulatory requirements. The following table summarizes the Bank's actual capital and required capital as of June 30, 2002:

                             Tangible    Core       Risk-based
                             Capital     Capital     Capital
                             ---------   ---------  ----------
                                   (Dollars in thousands)

    Actual Capital:
      Amount                 $ 329,719   $ 329,719  $ 363,195
      Ratio                       7.51%       7.51%     13.77%
    Minimum required capital:
      Amount                 $  65,899   $ 175,732  $ 211,019
      Ratio                       1.50%       4.00%      8.00%
    Well capitalized
      required capital:
      Amount                 $      --   $ 219,665  $ 263,774
      Ratio                         --%       5.00%     10.00%

Results of Operations

Consolidated net earnings for the second quarter of 2002 were $12.3 million or $0.70 per diluted common share compared to net earnings of $12.6 million or $0.71 per common diluted share for the second quarter of 2001. Net earnings decreased during the second quarter of 2002 compared to the second quarter of 2001 due primarily to reduced interest-earning assets. The reduction in earning assets caused by high loan payoffs was offset by assets obtained in the acquisition of two financial institutions in November of 2001. Also, non-interest expense increased due to operating costs associated with the financial institutions acquired.

Consolidated net earnings for the first six months of 2002 were $24.7 million or $1.40 per diluted common share compared to net earnings of $25.0 million or $1.42 per diluted common share for the same period last year. Net earnings decreased during the first six months of 2002 compared to the first six months of 2001 primarily as a result of increased loan compensation costs, legal expenses and increased retail branch operating costs. These added costs were partially offset by increases in loan prepayment charges and retail deposit fees.

Loan Loss Allowances

Listed below is a summary of activity in the Bank's general valuation allowance and the valuation allowance for impaired loans during the periods indicated:

                                  Six Months Ended June 30, 2002
                                  --------------------------------
                                   General     Impaired
                                   Valuation   Valuation
                                  Allowances  Allowances    Total
                                  ----------- ----------  --------
                                           (In thousands)

      Balance at December 31,
         2001                     $ 72,919    $    1,850  $ 74,769
       Transfers                      (304)          304        --
       Charge-offs:
         Single family                (187)           --      (187)
         Other - non-real estate       (65)           --       (65)
                                  ---------    ----------  --------
       Total charge-offs              (252)           --      (252)
       Recoveries                    1,423            --     1,423
                                  ---------    ----------  --------
       Net recoveries                1,171            --     1,171
                                  ---------    ----------  --------
       Balance at June 30, 2002   $ 73,786    $    2,154  $ 75,940
                                  =========    ==========  ========

                                  Six Months Ended June 30, 2001
                                 --------------------------------
                                  General      Impaired
                                  Valuation    Valuation
                                 Allowances   Allowances    Total
                                 -----------  ----------   --------
                                           (In thousands)
       Balance at December 31,
         2000                     $   70,809  $    1,792   $ 72,601
       Transfers                         (58)         58         --
       Charge-offs:
         Single family                  (161)         --       (161)
         Multi-family                    (52)         --        (52)
         Other - non-real estate         (53)         --        (53)
                                   ----------  ----------   --------
       Total charge-offs                (266)         --       (266)
       Recoveries                         41          --         41
                                   ----------  ----------   --------
       Net charge-offs                  (225)         --       (225)
                                   ----------  ----------   --------
       Balance at June 30, 2001   $   70,526  $    1,850   $ 72,376
                                   ==========  ==========   ========

Management is unable to predict future levels of loan loss provisions. Among other things, loan loss provisions are based on the level of loan charge-offs, foreclosure activity, and the economic climate in Southern California.

The Bank maintains a repurchase liability for loans sold with recourse which totaled $12.8 million as of June 30, 2002, December 31, 2001 and June 30, 2001, respectively. This liability was 11.4% of loans sold with recourse as of June 30, 2002, compared to 10.1% as of December 31, 2001 and 9.31% as of June 30, 2001. The balance of loans sold with recourse totaled $112.5 million, $126.4 million and $137.7 million as of June 30, 2002, December 31, 2001 and June 30, 2001, respectively.

The Bank also maintains a general valuation allowance for real estate acquired by foreclosure, which totaled $350 thousand at June 30, 2002, December 31, 2001 and June 30, 2001, respectively. This allowance is used to offset any further deterioration in property value after acquisition of the foreclosed real estate. See "Non-performing Assets" for additional discussion on foreclosed real estate.

Net Interest Income

Net interest income increased to $67.0 million during the first six months of 2002 compared to $65.7 million for the first six months of 2001 primarily as a result of an increase in the average balance of interest-earning assets over interest-bearing liabilities in addition to an increase in the interest rate spread for the comparable periods.

Net interest income decreased to $33.0 million during the second quarter of 2002 compared to $33.6 million for the second quarter of 2001 primarily as a result of a reduction in average interest-earning assets. Average interest-earning assets decreased to $4.3 billion during the second quarter of 2002 from $4.4 billion for the same period of last year due to continued high levels of loan payoffs. Loan payoffs were offset by $287.8 million of loan originations during the second quarter.

The interest rate spread increased to 2.81% and 2.77% for the second quarter and first six months of 2002 from 2.72% and 2.66% during the same periods last year as the cost of interest-bearing liabilities re-priced at reduced rates more quickly than the yield on interest-earning assets during the period.

The following tables sets forth: (i) the average daily dollar amounts of and average yields earned on loans, mortgage-backed securities and investment securities, (ii) the average daily dollar amounts of and average rates paid on savings and borrowings, (iii) the average daily dollar differences, (iv) the interest rate spreads, and (v) the effective net spreads for the periods indicated:

                                                   During the Six Months
                                                      Ended June 30,
                                                   ----------------------
                                                      2002         2001
                                                  ----------   -----------
                                                   (Dollars in thousands)
Average loans and mortgage-backed securities      $ 4,169,092  $ 4,131,442
Average investment securities                         194,340      199,566
                                                   ----------   ----------
Average interest-earning assets                     4,363,432    4,331,008
                                                   ----------   ----------
Average savings deposits                            2,519,687    2,251,907
Average borrowings                                  1,630,550    1,907,509
                                                   ----------   ----------
Average interest-bearing liabilities                4,150,237    4,159,416
                                                   ----------  -----------
Excess of interest-earning assets over
  interest-bearing liabilities                    $   213,195  $   171,592
                                                   ==========  ===========
Yields earned on average interest-earnings assets        6.15%        7.97%
Rates paid on average interest-bearing liabilities       3.38         5.31
Net interest rate spread                                 2.77         2.66
Effective net spread (1)                                 2.93         2.87

Total interest income                             $   134,176  $   172,617
Total interest expense                                 69,731      109,746
                                                    ---------    ---------
                                                       64,445       62,871
Total other items (2)                                   2,524        2,843
                                                    ---------    ---------
Net interest income                               $    66,969  $    65,714
                                                    =========    =========
(1) The effective net spread is a fraction, the denominator of which is the average dollar amount of interest-earning assets, and the numerator of which is net interest income (excluding stock dividends and miscellaneous interest income).
(2) Includes Federal Home Loan Bank Stock dividends and other misc items.

                                             During the Three
                                           Months Ended June 30,
                                          ----------------------
                                             2002        2001
                                          ----------  ----------
                                           (Dollars in thousands)
   Average loans and mortgage-backed
     securities                           $4,118,647  $4,184,565
   Average investment securities             161,045     200,924
                                          ----------  ----------
   Average interest-earning assets         4,279,692   4,385,489
                                          ----------  ----------
   Average savings deposits                2,513,306   2,279,483
   Average borrowings                      1,546,013   1,935,997
                                          ----------  ----------
   Average interest-bearing liabilities    4,059,319   4,215,480
                                          ----------  ----------
   Excess of interest-earning assets over
      interest-bearing liabilities        $  220,373  $  170,009
                                           =========  ==========
   Yields earned on average interest-
     earning assets                             6.06%       7.84%
   Rates paid on average interest-bearing
     liabilities                                3.25        5.12
   Net interest rate spread                     2.81        2.72
   Effective net spread (1)                     2.98        2.92

   Total interest income                  $   64,839  $   85,966
   Total interest expense                     32,943      53,881
                                          ----------  ----------
                                              31,896      32,085
   Total other items (2)                       1,084       1,477
                                          ----------  ----------
   Net interest income                    $   32,980  $   33,562
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

Non-Interest Income and Expense

Loan servicing and other fees were $838 thousand and $1.9 million, respectively, for the second quarter and first six months of 2002 compared to $624 thousand and $1.5 million, respectively, for the same periods of 2001. The increase is primarily the result of increased prepayment fees as borrowers payoff loans early to refinance at lower rates. This increase was reduced by a decrease in loan servicing fees due to payoffs of loans serviced for others.

Retail office fees were $1.1 million and $2.2 million, respectively, for the second quarter and first six months of 2002 compared to $815 thousand and $1.7 million, respectively, for the same periods of 2001. The increase is primarily the result of additional fees generated from four retail savings branches acquired in November of 2001 and increased business service fees.

Gain on sale of loans results primarily from loan fees recognized at the time of sale. Gains on sale of loans were $184 thousand and $369 thousand, respectively, for the second quarter and first six months of 2002 compared to gains of $108 thousand and $210 thousand for the same periods of 2001. The volume of loans sold totaled $16.0 million and $34.2 million, respectively, during the second quarter and first six months of 2002 compared to $20.2 million and $30.9 million, respectively, for the same periods of 2001.

Real estate operations resulted in net gains of $31 thousand and $192 thousand, respectively, for the second quarter and first six months of 2002. This compares to net losses of $268 thousand and $226 thousand, respectively, for the same periods of 2001. Real estate operations include gains and losses on the sale of foreclosed properties as well as rental income and operating expense during the holding period. Gains on sale typically result from legal fee and insurance recoveries associated with foreclosed properties sold.

Non-interest expense increased to $14.2 million and $29.5 million, respectively, during the second quarter and first six months of 2002. This compares with $13.2 million and $25.7 million, respectively, during the second quarter and first six months of 2001. The increase in non-interest expense resulted from higher loan compensation costs, branch operating costs and legal expenses. Also, amortization of the Bank's core deposit intangible increased due to the acquisition of two financial institutions in November of 2001.

Due  to  the  increase  in   non-interest   expense,   the  ratio  of
non-interest expense to average assets increased to 1.27% and 1.29%, respectively, of average assets for the second quarter and first six months of 2002 from 1.16% and 1.15%, respectively, during the comparable 2001 periods.

Non-accrual, Past Due, Modified and Restructured Loans

The Bank  accrues  interest  earned  but  uncollected  for every loan without regard to its contractual delinquency status and establishes a specific interest allowance for each loan which becomes 90 days or more past due or is in foreclosure. Loans requiring delinquent interest allowances (non-accrual loans) totaled $4.2 million at June 30, 2002 compared with $6.5 million at December 31, 2001 and $8.4 million at June 30, 2001.

The amount of interest allowance for loans 90 days or more delinquent or in foreclosure was $364 thousand, $504 thousand, and $508 thousand, respectively, as of June 30, 2002, December 31, 2001, and June 30, 2001.

Delinquent loans as a percentage of the Bank's total gross loan portfolio for the periods indicated are as follows:

                                   June 30,   December 31,  June 30,
                                     2002        2001         2001
                                  ---------  -----------  ----------
                                     (Percentage of Gross Loans)
Period of delinquency

1 monthly payment                    0.32%        0.29%       0.35%
2 monthly payments                   0.04%        0.06%       0.01%
3 or more monthly  payments
  or in foreclosure                  0.11%        0.16%       0.20%

The Bank has debt restructurings that result from temporary modifications of principal and interest payments. Under these arrangements, loan terms are typically reduced to no less than a monthly interest payment required under the note. Any loss of revenues under the modified terms would be immaterial to the Bank. Generally, if the borrower is unable to return to scheduled principal and interest payments at the end of the modification period, foreclosure proceedings are initiated. As of June 30,
2002, the Bank had modified loans totaling $7.6 million. No modified loans were 90 days or more delinquent as of June 30, 2002.

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

The following is a summary of impaired loans, net of valuation allowances for impairment, as of the periods indicated:

                         June 30,   December 31,   June 30,
                           2002        2001         2001
                         ---------  -----------  ----------
                                  (In thousands)
      Non-accrual loans  $     --   $      978    $    857
      Modified loans        5,265        6,416       6,523
                         --------   ----------    --------
                         $  5,265   $    7,394    $  7,380
                         =========  ==========    ========

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

All impaired loans were measured using the fair value method as of June 30, 2002, December 31, 2001 and June 30, 2001, respectively.

Impaired loans for which valuation allowances had been established totaled $3.7 million for the quarter ended June 30, 2002, $3.5 million for the quarter ended December 31, 2001 and $3.5 million for the quarter ended June 30, 2001, respectively. Impaired loans for which there was no valuation allowance established totaled $1.6 million for the quarter ended June 30, 2002, $3.9 million for the quarter ended December 31, 2001 and $3.9 million for the quarter ended June 30, 2001, respectively. See "Results of Operations" for an analysis of activity in the valuation allowance for impaired loans.

The Bank had no impaired non-performing loans as of June 30, 2002. Impaired non-performing loans were $978 thousand and $857 thousand at December 31, 2001 and June 30, 2001, respectively.

Cash payments received from impaired loans are recorded in accordance with the contractual terms of the loan. The principal portion of the payment is used to reduce the principal balance of the loan, whereas the interest portion is recognized as interest income.

The average recorded investment in impaired loans for the quarter ended June 30, 2002 was $5.3 million, $7.4 million for the quarter ended December 31, 2001 and $8.7 million for the quarter ended June 30, 2001, respectively. The amount of interest income recognized on the cash basis for impaired loans during the quarters ended June 30, 2002, December 31, 2001 and June 30, 2001 was $73 thousand, $116 thousand and $168 thousand, respectively. Interest income recognized under the accrual basis for the quarters ended June 30, 2002, December 31, 2001 and June 30, 2001 was $71 thousand, $113 thousand and $165 thousand, respectively.

Asset Quality

The following table sets forth certain asset quality ratios of the Bank at the periods indicated:

                                 June 30,   December 31, June 30,
                                   2002       2001         2001
                                 ---------  -----------  ---------
Non-Performing  Loans  to  Loans
  Receivable (1)                    0.11%        0.16%      0.20%

Non-Performing  Assets  to Total
  Assets (2)                        0.11%        0.17%      0.22%

Allowances  for Loan  Losses  to
  Non-Performing loans (3)         1,814%       1,151%       870%

Allowances for Loan Losses to
  Loans Receivable (4)              1.92%        1.83%      1.82%
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

    (3)   The  Bank's  loan  loss   allowances,   including  any  valuation
          allowances  for  non-performing  loans,  impaired  loans and the general  valuation  allowance.  Non-performing  loans are before deducting valuation allowances related to those loans.

    (4) The Bank's general valuation allowances plus the allowance for impaired loans as a percentage of gross loans receivable.

Non-performing Assets

The Bank defines non-performing assets as loans delinquent over 90 days (non-accrual loans), loans in foreclosure and real estate acquired by foreclosure (real estate owned). An analysis of non-performing assets follows as of the periods indicated:

                                 June 30,   December 31,  June 30,
                                   2002       2001         2001
                                 ---------  -----------  ---------
                                          (In thousands)
Real estate owned:
  Single family                  $   766    $   1,671    $  1,845
  Multi-family                       161          164         476
                                 -------    ---------    --------
Less:
  General valuation allowance       (350)       (350)       (350)
                                 -------    ---------    --------
     Total real estate owned         577        1,485       1,971
                                 -------    ---------    --------
Non-accrual loans:
  Single family                    3,266        6,062       6,193
  Multi-family                       425          422       2,160
  Commercial real estate             248           --          --
  Other                              247           16          --
Less:
  Valuation allowances (1)            --          (57)       (346)
                                 -------    ---------    --------
    Total non-accrual loans        4,186        6,443       8,007
                                 -------    ---------    --------
    Total non-performing assets  $ 4,763    $   7,928    $  9,978
                                 =======    =========    ========
    __________________________

 (1) Includes loss allowances on other non-performing loans requiring fair value adjustments.

Real estate owned and non-accrual loans, while varying slightly from quarter to quarter, have remained at very low levels for the last few years due to the strength of the Southern California real estate market. Historically, single family non-performing loans have been attributable to factors such as layoffs and decreased incomes. Historically, multi-family and commercial non-performing loans have been attributable to factors such as declines in occupancy rates and decreased rental values.

Sources of Funds

External sources of funds include savings deposits from several sources, advances from the Federal Home Loan Bank of San Francisco ("FHLB"), and securitized borrowings.

Savings deposits are accepted from retail banking offices, telemarketing sources, and national deposit brokers. The cost of funds, operating margins and net earnings of the Bank associated with brokered and telemarketing deposits are generally comparable to the cost of funds, operating margins and net earnings of the Bank associated with retail deposits, FHLB borrowings and repurchase agreements. As the cost of each source of funds fluctuates from time to time, based on market rates of interest offered by the Bank and other depository institutions, the Bank selects funds from the lowest cost source until the relative costs change. As the cost of funds, operating margins and net earnings of the Bank associated with each source of funds are generally comparable, the Bank does not deem the impact of its use of any one of the specific sources of funds at a given time to be material.
                                16

Total savings  deposits  decreased by $88.7 million and $53.3 million
during   the   second   quarter   and  first  six   months  of  2002,
respectively.

Deposits accepted by retail banking offices decreased by $10.8 million during the second quarter of 2002 but increased $92.4 million during first six months of 2002. Management attributes the six-month increase to customer demand for safe, liquid investments due to volatility in the equity markets. The decrease during the second quarter is due to normal outflows for tax payments. Retail deposits comprised 88% of total savings deposits as of June 30, 2002.

Telemarketing deposits decreased by $29.2 million and $46.6 million during the second quarter and first six months of 2002. These deposits are normally large deposits from pension plans, managed trusts and other financial institutions. These deposit levels fluctuate based on the attractiveness of the Bank's rates compared to returns available to investors on alternative investments. Telemarketing deposits comprised 2% of total deposits at June 30, 2002.

Deposits acquired from national brokerage firms ("brokered deposits") decreased by $48.7 million and $99.1 million during the second quarter and first six months of 2002. Because the Bank has sufficient capital to be deemed "well-capitalized" under the standards established by the Office of Thrift Supervision, it may solicit brokered funds without special regulatory approval. At June 30, 2002, brokered deposits comprised 10% of total deposits. Due to increased liquidity from loan payoffs, the Bank decreased its use of brokered deposits during the second quarter and first six months of 2002.

Total borrowings decreased by $76.6 million during the second quarter of 2002 due to a $125.0 million net decrease in advances from the FHLB offset by a net increase of $48.4 million in repurchase agreements, respectively. Total borrowings decreased by $289.9 million during the first six months of 2002 due to a $255.0 million net decrease in advances from the FHLB and net payoffs of $34.9 million in repurchase agreements. The reduction in borrowings is primarily attributable to increased cash available as a result of increased loan payoff activity.

Internal sources of funds include both principal payments and payoffs on loans and mortgage-backed securities, loan sales, and positive cash flows from operations. Principal payments include amortized principal and prepayments that are a function of real estate activity and the general level of interest rates.

Total principal payments on loans and mortgage-backed securities were $354.6 million and $778.6 million, respectively, for the second quarter and first six months of 2002. This compares with principal payments of $362.7 million and $565.5 million for the second quarter and first six months of 2001. The increase is primarily attributable to increased payoff activity as borrowers continue to refinance existing loans into new loans at lower rates.

Loan sales were $16.0 million and $34.2 million, respectively, for the second quarter and first six months of 2002, compared with sales of $20.2 million and $30.9 million, respectively, for the second quarter and first six months of 2001. Loan sale activity varies based upon borrower demand for 15-year and 30-year fixed rate loans, which are only originated for sale.
                                17

                     PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Securities Holders

      On April 24, 2002 the Company held its Annual Meeting of Stockholders for the purpose of voting on three proposals. The following are matters voted on at the meeting and the votes cast for, against or withheld, and abstentions as to each such matter. There were no broker non-votes as to these matters.

1)    Election of Directors.
                                    For        Against   Abstain

           William G. Ouchi      13,955,061  1,485,119      0
           William P. Rutledge   13,955,061  1,485,119      0
           Charles F. Smith      13,659,120  1,781,060      0

2)    Ratification of KPMG, LLP as independent public auditors for the Company for 2002.

           For                   14,998,493
           Against                 210,258
           Abstain                 231,429

3)    To approve an Amendment to Certificate of Incorporation to require a two-thirds vote of directors to change the retirement age for the directors of the Company.

           For                    4,337,189
           Against                7,842,919
           Abstain                2,998,300

Item 6. Exhibits and Reports on Form-8K

(3.1) Restated Certificate of Incorporation filed as Exhibit 3.1 to Form 10-K for the fiscal year ended December 31, 1999 and incorporated by reference.
(3.2)   Bylaws filed as Exhibit 3.2 hereto.
(4.1)   Amended and  Restated  Rights  Agreement  dated as of September
        25,  1998,  filed  as  Exhibit  4.1  to  Form  8-A/A,   dated
        September 25, 1998 and incorporated by reference.
(10.1)  Deferred  Compensation  Plan  filed as  Exhibit  10.3 to Form
        10-K for the fiscal year ended December 31, 1983 and incorporated by reference.
(10.2) Bonus Plan filed as Exhibit 10(iii)(A)(2) to Form 10 dated November 2, 1993 and incorporated by reference.
(10.3) Supplemental Executive Retirement Plan dated January 16, 1986 filed as Exhibit 10.5 to Form 10-K for the fiscal year ended December 31, 1992 and incorporated by reference.
(10.4) Change of Control Agreement effective September 26, 1996 filed as Exhibit 10.4 to Form 10-Q for the Quarter ended September 30, 1996 and Amendment filed as Exhibit 10.3 10.4 for change of control to Form 10-Q for the Quarter ended March 31, 2001 and incorporated by reference.
(10.5) 1997 Non-employee Directors Stock Incentive Plan filed as Exhibit 1 to Form S-8 dated August 12, 1997 and Amendment filed as
        Exhibit 10.5 to Form 10-Q for the Quarter ended March 31, 2001, and incorporated by reference.
(21)    Registrant's   sole   subsidiary   is  First  Federal  Bank  of
        California, a federal savings bank.
(24)    Power of Attorney.
(99.1)  CEO and CFO Certification

(b) Reports on Form 8-K

The Company filed current reports on Form 8-K during the quarter ended June 30, 2002 on the following dates: April 25, 2002, May 23, 2002 and June 20, 2002. These reports are related to the release of the Company's disclosure of certain other financial data.

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  FIRSTFED FINANCIAL CORP.
                                  Registrant



Date:   August 12, 2002           By:/s/ Douglas J. Goddard
                                    Douglas J. Goddard
                                    Chief Financial Officer and
                                    Executive Vice President

                        Exhibit 3.2 - Bylaws

Exhibit 3.2 - Bylaws
                               BYLAWS
                              ARTICLE I
                               Offices

SECTION 1. Registered Office. The registered office of the Corporation within the State of Delaware shall be in the City of Dover, County of Kent.

SECTION 2. Other Offices. The Corporation may also have an office or offices other than said registered office at such place or places, either within or without the State of Delaware, as the Board of Directors shall from time to time determine or the business of the Corporation may require.

                             ARTICLE II
                      Meetings of Stockholders

SECTION 1. Place of Meetings. All meetings of the stockholders for the election of directors or for any other purpose shall be held at any such place, either within or without the State of Delaware, as shall be designated from time to time by the Board of Directors and stated in the notice of meeting or in a duly executed waiver thereof.

SECTION 2. Annual Meeting. The annual meeting of stockholders, commencing with the year 1988, shall be held at 10:00 o'clock A.M. on the fourth Wednesday of April, if not a legal holiday, and if a legal holiday, then on the next succeeding day not a legal holiday at 10:00 o'clock A.M., or at such other date and time as shall be designated from time to time by the Board of Directors and stated in the notice of meeting or in a duly executed waiver thereof. At such annual meeting, the stockholders shall elect by a plurality vote a class of directors of the Board of Directors from among those nominated in conformance with the procedures set forth in these Bylaws and transact such other business as may properly be brought before the meeting.

SECTION 3. Special Meetings. Special meetings of stockholders may be called as provided in Article NINTH of the Certificate of Incorporation.

SECTION 4. Notice of Meetings. Except as otherwise expressly required by statute, written notice of each annual and special meeting of stockholders stating the date, place and hour of the meeting, and, in the case of a special meeting, the purpose or purposes for which the meeting is called, shall be given to each stockholder of record entitled to vote thereat not less than ten nor more than fifty days before the date of the meeting. Business transacted at any special meeting of stockholders shall be limited to the purposes stated in the notice. Notice shall be given personally or by mail and, if by mail, shall be sent in a postage-prepaid envelope, addressed to the stockholder at his or her address as it appears on the records of the Corporation. Notice by mail shall be deemed given at the time when the same shall be deposited in the United States mail, postage prepaid. Whenever notice is required to be given under any provision of statute or the Certificate of Incorporation of the Corporation or these Bylaws, a written waiver, signed by the person entitled to notice, whether before or after the time stated therein, shall be deemed equivalent to notice. Attendance of a person at a meeting shall constitute a waiver of notice of such meeting, except when the person attends a meeting for the express purpose of objecting at the beginning of the meeting, to the transaction of any business because the meeting is not lawfully called or convened. Neither the business to be transacted at, nor the purpose of, an annual or special meeting of stockholders need be specified in any written waiver of notice.

SECTION 5. List of Stockholders. The officer who has charge of the stock ledger of the Corporation shall prepare and make, at least ten days before each meeting of stockholders, a complete list of the stockholders entitled to vote at the meeting, arranged in alphabetical order, showing the address of and the
                                      20
number of shares registered in the name of each stockholder. Such list shall be open to the examination of any stockholder, for any purpose germane to the meeting, during ordinary business hours, for a period of at least ten days prior to the meeting, either at a place within the city, town or village where the meeting is to be held, which place shall be specified in the notice of meeting, or, if not specified, at the place where the meeting is to be held. The list shall be produced and kept at the time and place of the meeting during the whole time thereof, and may be inspected by any stockholder who is present.

SECTION 6. Quorum, Adjournments. The holders of a majority of the voting power of the issued and outstanding stock of the Corporation entitled to vote thereat, present in person or represented by proxy, shall constitute a quorum for the transaction of business at all meetings of stockholders, except as otherwise provided by statute or by the Certificate of Incorporation. If, however, such quorum shall not be present or represented by proxy at any meeting of stockholders, the stockholders entitled to vote thereat, present in person or represented by proxy, shall have the power to adjourn the meeting from time to time, without notice other than announcement at the meeting, until a quorum shall be present or represented by proxy. At such adjourned meeting at which a quorum shall be present or represented by proxy, any business may be transacted which might have been transacted at the meeting as originally called. If the adjournment is for more than thirty days, or if after adjournment a new record date is set, a notice of the adjourned meeting shall be given to each stockholder of record entitled to vote at the meeting.

SECTION 7. Organization. At each meeting of stockholders, the Chairman of the Board, if one shall have been elected, or, in his or her absence or if one shall not have been elected, the President shall act as chairman of the meeting. The Secretary or, in his or her absence or inability to act, the person whom the chairman of the meeting shall appoint as secretary of the meeting shall act as secretary of the meeting and keep the minutes thereof.

SECTION 8. Order of Business. All meetings of stockholders shall be conducted in accordance with such rules as are prescribed by the chairman of the meeting. The order of business at all meetings of the stockholders shall be as determined by the chairman of the meeting.

SECTION 9. Voting. Except as otherwise provided by statute, the Certificate of Incorporation or any resolution of the Board of Directors establishing any class or series of Preferred Stock, each stockholder of the Corporation shall be entitled at each meeting of stockholders to one vote for each share of capital stock of the Corporation standing in such person's name on the record of stockholders of the Corporation:

     (a) on the date fixed pursuant to the provisions of Section 7 of Article V of these Bylaws as the record date for the determination of the stockholders who shall be entitled to notice of and to vote at such meeting; or

     (b) if no such record date shall have been so fixed, then at the close of business on the day next preceding the day on which notice thereof shall be given, or, if notice is waived, at the close of business on the date next preceding the day on which the meeting is held.

Each stockholder entitled to vote at any meeting of stockholders may authorize another person or persons to act for him or her by a proxy signed by such stockholder or his or her attorney-in-fact, but no proxy shall be voted after eleven months from its date. Any such proxy shall be delivered to the secretary of the meeting at or prior to the time designated in the order of business for so delivering such proxies. When a quorum is present at any meeting, the vote of the holders of a majority of the voting power of the issued and outstanding stock of the Corporation entitled to vote thereon, present in person or represented by proxy, shall decide any question brought before such meeting, unless the question is one upon which by express provision of statute or of the Certificate of Incorporation or of these Bylaws, a different vote is required, in which case such express provision shall govern and control the decision of such question. Unless required by statute, or determined by the chairman of the meeting to be advisable, the vote on any question need not be by ballot. On a vote by ballot, each ballot shall be signed by the stockholder voting, or by such person's proxy, if there be such proxy, and shall state the number of shares voted.

SECTION 10. Voting by the Corporation. Shares of its own capital stock belonging to the Corporation or to another corporation, if a majority of the shares entitled to vote in the election of directors of such other corporation is held, directly or indirectly, by the Corporation, shall neither be entitled to vote nor be counted for quorum purposes. Nothing in this section shall be construed as limiting the right of the Corporation to vote stock, including but not limited to its own stock, held by it or by any of its subsidiaries in a fiduciary capacity.

SECTION 11. Inspectors. The Board of Directors may, in advance of any meeting of stockholders, appoint one or more inspectors to act at such meeting or any adjournment thereof. If any of the inspectors so appointed shall fail to appear or act, the chairman of the meeting shall, or if inspectors shall not have been appointed, the chairman of the meeting may, appoint one or more inspectors. Each inspector, before entering upon the discharge of his or her duties, shall take and sign an oath faithfully to execute the duties of inspector at such meeting with strict impartiality and according to the best of his or her ability. The inspectors shall determine the number of shares of capital stock of the Corporation outstanding and the voting power of each, the number of shares represented at the meeting, the existence of a quorum, the validity and effect of proxies, and shall receive votes, ballots or consents, hear and determine all challenges and questions arising in connection with the right to vote, count and tabulate all votes, ballots or consents, determine the results, and do such acts as are proper to conduct the election or vote with fairness to all stockholders. On request of the chairman of the meeting, the inspectors shall make a report in writing of any challenge, request or matter determined by them and shall execute a certificate of any fact found by them. No director or candidate for the office of director shall act as an inspector of an election of directors. Inspectors need not be stockholders.

SECTION 12. Action by Consent. The stockholders of the Corporation may take action by written consent only in accordance with the provisions of the Certificate of Incorporation of the Corporation.

SECTION 13.  Stockholder  Nominations;  Business  to be Brought  Before the
Meeting.

     (a) Stockholder Nominations. Nominations of candidates for election as directors at any annual meeting of stockholders may be made (i) by, or at the direction of, a majority of the Continuing Directors (as such term is defined in Article SEVENTH of the Certificate of Incorporation of this Corporation) or (ii) by any stockholder of record entitled to vote at such annual meeting. Only persons nominated in accordance with procedures set forth in this Section 13(a) shall be eligible for election as directors at an annual meeting.

     Nominations, other than those made by, or at the direction of, a majority of the Continuing Directors, shall be made pursuant to timely notice in writing to the Secretary of the Corporation as set forth in this Section 13(a). To be timely, a stockholder's notice shall be delivered to, or mailed and received at, the principal executive offices of the Corporation not less than sixty (60) days nor more than ninety (90) days prior to the date of the adjournments of that meeting to a later date; provided, however, that if less than seventy (70) days' notice or prior public disclosure of the date of the scheduled annual meeting is given or made, notice by the stockholder to be timely must be so delivered or received not later than the close of business on the tenth (10th) day following the earlier of the day on which such notice of the date of the scheduled annual meeting was mailed or the day on which such public disclosure was made. Such stockholder's notice shall set forth (i) as to each person whom the stockholder proposes to nominate for election as a director (a) the name, age, business address and residence address of such person, (b) the principal occupation or employment of such person, (c) the class and number of shares of the Corporation's equity securities which are beneficially owned (as such term is defined in Rule 13d-3 or 13d-5 under the Securities Exchange Act of 1934 as in effect on January 1, 1987 (the "Exchange Act")) by such person on the date of such stockholder notice and (d) any other information relating to such person that would be required to be disclosed pursuant to Schedule 13D under the Exchange Act in connection with the acquisition of shares, and pursuant to Regulation 14A under the Exchange Act, in connection with the solicitation of proxies with respect to nominees for election as directors, regardless of whether such person is subject to the provisions of such regulations, including, but not limited to, information required to be disclosed by Items 4(b) and 6 of
Schedule 14A under the Exchange Act and information which would be required to be filed on Schedule 14B under the Exchange Act with the Securities and Exchange Commission; and (ii) as to the stockholder giving the notice (a) the name and address, as they appear on the Corporation's books, of such stockholder and any other stockholder who is a record or beneficial owner of any equity securities of the Corporation and who is known by such stockholder to be supporting such nominee(s) and (b) the class and number of shares of the Corporation's equity securities which are beneficially owned, as defined above, and owned of record by stockholder on the date of such stockholder notice and the number of shares of the Corporation's equity securities beneficially owned and owned of record by any person known by such stockholder to be supporting such nominee(s) on the date of such stockholder notice. At the request of a majority of the Continuing Directors, any person nominated by, or at the direction of, the Board of Directors for election as a director at an annual meeting shall furnish to the Secretary of the Corporation that information required to be set forth in a stockholder's notice of nomination which pertains to the nominee.

     No person shall be elected as a director of the Corporation unless nominated in accordance with the procedures set forth in this Section 13(a). Ballots bearing the names of all the persons who have been nominated for election as directors at an annual meeting in accordance with the procedures set forth in this Section 13(a) shall be provided for use at the annual meeting.

     A majority of the Continuing Directors may reject any nomination by a stockholder not timely made in accordance with the requirements of this Section 13(a). If a majority of the Continuing Directors determines that the information provided in a stockholder's notice does not satisfy the informational requirements of this Section 13(a) in any material respect, the Secretary of the Corporation shall promptly notify such stockholder of the deficiency in the notice. The stockholder shall have an opportunity to cure the deficiency by providing additional information to the Secretary within five (5) days from the date such deficiency notice is given to the stockholder, or such shorter time as may be reasonably deemed appropriate by a majority of the Continuing Directors, taking into consideration the date of the meeting, the matters to be brought before the meeting, time constraints for the printing and mailing of proxies and other materials to stockholders, and such other considerations as may be deemed appropriate by the Continuing Directors. If the deficiency is not cured within such period, or if a majority of the Continuing Directors reasonably determines that the additional information provided by the stockholder, together with the information previously provided, does not satisfy the requirements of this
Section 13(a) in any material respect, then the Board of Directors may reject such stockholder's nomination. The Secretary of the Corporation shall notify a stockholder in writing whether his or her nomination has been made in accordance with the time and informational requirements of this Section 13(a). Notwithstanding the procedure set forth in this Section 13(a), if the majority of the Continuing Directors does not make a determination as to the validity of any nominations by a stockholder, the chairman of the annual meeting shall determine and declare at the annual meeting whether a nomination was not made in accordance with the terms of this Section 13(a). If the chairman of such meeting determines that a nomination was not made in accordance with the terms of this
Section 13(a), he or she shall so declare at the annual meeting and the defective nomination shall be disregarded.

     (b) Business to be Brought Before the Meeting. At an annual meeting of stockholders, only such business shall be conducted, and only such proposals shall be acted upon as shall have been brought before the annual meeting (i) by, or at the direction of, the majority of the Continuing Directors (as defined in Article SEVENTH of the Certificate of Incorporation of the Corporation), or (ii) by any stockholder of the Corporation who complies with the notice procedures set forth in this Section 13(b). For a proposal to be properly brought before an annual meeting by a stockholder, the stockholder must have given timely notice thereof in writing to the Secretary of the Corporation. To be timely, a stockholder's notice must be delivered to, or mailed and received at, the principal executive offices of the Corporation not less than sixty (60) days nor more than ninety (90) days prior to the scheduled annual meeting, regardless of any postponements, deferrals or adjournments of that meeting to a later date; provided, however, that if less than seventy (70) days' notice or prior public disclosure of the date of the scheduled annual meeting is given or made, notice by the stockholder, to be timely, must be so delivered or received not later than the close of business on the tenth (10th) day following the earlier of the day on which such notice of the date of the scheduled annual meeting was mailed or the day on which such public disclosure was made. A stockholder's notice to the Secretary shall set forth as to each matter the stockholder proposes to bring before the annual meeting (i) a brief description of the proposal desired to be brought before the annual meeting and the reasons for conducting such business at the annual meeting, (ii) the name and address, as they appear on the Corporation's books, of the stockholder proposing such business and any other stockholder who is the record or Beneficial Owner (as defined in Section 13(a) of these Bylaws) of any equity security of the Corporation known by such stockholder to be supporting such proposal, (iii) the class and number of shares of the Corporation's equity securities which are beneficially owned (as defined in Section 13(a) of these Bylaws) and owned of record by the stockholder giving the notice on the date of such stockholder notice and by any other record or
Beneficial Owners of the Corporation's equity securities known by such stockholder to be supporting such proposal on the date of such stockholder notice, and (iv) any financial or other interest of the stockholder in such proposal.

     A majority of the Continuing Directors may reject any stockholder proposal not timely made in accordance with the terms of this Section 13(b). If a majority of the Continuing Directors determines that the information provided in a stockholder's notice does not satisfy the informational requirements of this
Section 13(b) in any material respect, the Secretary of the Corporation shall promptly notify such stockholder of the deficiency in the notice. The stockholder shall have an opportunity to cure the deficiency by providing additional information to the Secretary within such period of time, not to exceed five days from the date such deficiency notice is given to the stockholder, as the majority of the Continuing Directors shall reasonably determine. If the deficiency is not cured within such period, or if the majority of the Continuing Directors determines that the additional information provided by the stockholder, together with information previously provided, does not satisfy the requirements of this Section 13(b) in any material respect, then a majority of the Continuing Directors may reject such stockholder's proposal. The Secretary of the Corporation shall notify a stockholder in writing whether such person's proposal has been made in accordance with the time and information requirements of this Section 13(b). Notwithstanding the procedures set forth in this paragraph, if the majority of the Continuing Directors does not make a determination as to the validity of any stockholder proposal, the chairman of the annual meeting shall determine and declare at the annual meeting whether the stockholder proposal was made in accordance with the terms of this Section 13(b). If the chairman of such meeting determines that a stockholder proposal was not made in accordance with the terms of this Section 13(b), he or she shall so declare at the annual meeting and any such proposal shall not be acted upon at the annual meeting.

     This provision shall not prevent the consideration and approval or disapproval at the annual meeting of reports of officers, directors and committees of the Board of Directors, but, in connection with such reports, no new business shall be acted upon at such annual meeting unless stated, filed and received as herein provided.

                             ARTICLE III
                          Board Of Directors

SECTION 1. General Powers. The business and affairs of the Corporation shall be managed by or under the direction of the Board of Directors. The Board of Directors may exercise all such lawful acts and things as are not by statute or the Certificate of Incorporation directed or required to be exercised or done by the stockholders. The Board of Directors shall designate, when present, either the Chairman of the Board, if one has been elected, the President, or any other member of the Board of Directors, to preside at its meetings.

SECTION 2. Number, Qualifications, Election and Term of Office. The number of directors of the Corporation shall be set from time to time by the then serving Continuing Directors of the Corporation, as defined in Article SEVENTH of the Certificate of Incorporation of the Corporation, or if there are no Continuing Directors, by the then serving directors of the Corporation in accordance with the limits set forth in the Certificate of Incorporation of the Corporation. Directors need not be stockholders. Nominations of candidates for election as directors shall be made pursuant to the procedures set forth in
Article 11, Section 13(a) of these Bylaws.

SECTION 3. Place of Meetings. Meetings of the Board of Directors shall be held at such place or places, within or without the State of Delaware, as the Board of Directors may from time to time determine or as shall be specified in the notice of any such meeting.

SECTION 4. Annual Meeting. The Board of Directors shall meet for the purpose of organization, the election of officers and the transaction of other business, as soon as practicable after each annual meeting of stockholders, on the same day and at the same place where such annual meeting shall be held.

Notice of such meeting need not be given. In the event such annual meeting is not so held, the annual meeting of the Board of Directors may be held at such other time or place (within or without the State of Delaware) as shall be specified in a notice thereof given as hereinafter provided in Section 7 of this
Article III.

SECTION 5. Regular Meetings. Regular meetings of the Board of Directors shall be held at such time and place as the Board of Directors may fix. If any day fixed for a regular meeting shall be a legal holiday at the place where the meeting is to be held, then the meeting which would otherwise be held on that day shall be held at the same time and place on the next succeeding business day. Notice of regular meetings of the Board of Directors need not be given except as otherwise required by statute or these Bylaws.

SECTION 6. Special Meetings. Special meetings of the Board of Directors may be called by the Chairman of the Board, if one shall have been elected, the President or by a majority of both the directors and the Continuing Directors of the Corporation as such term is defined in Article SEVENTH of the Certificate of Incorporation of the Corporation. Except as otherwise limited by statute, the Certificate of Incorporation of the Corporation or these Bylaws, the persons authorized to call special meetings of the Board of Directors may fix any place as the place for holding any special meeting of the Board of Directors called by such person or persons.

SECTION 7. Notice of Meetings. Notice of each special meeting of the Board of Directors (and of each regular meeting for which notice shall be required) shall be given by the Secretary as hereinafter provided in this Section 7, in which notice shall be stated the time and place of the meeting. Except as otherwise required by these Bylaws, such notice need not state the purposes of such meeting. Notice of each such meeting shall be mailed, postage prepaid, to each director, addressed to him or her at his or her residence or usual place of business, by first class mail, at least two days before the day on which such meeting is to be held, or shall be sent addressed to him or her at such place by telegraph, cable, telex, telecopier or other similar means, or be delivered to him personally or be given to him or her by telephone or other similar means, at least twenty-four hours before the time at which such meeting is to be held. Notice of any such meeting need not be given to any director who shall, either before or after the meeting, submit a signed waiver of notice or who shall attend such meeting, except when he or she shall attend for the express purpose of objecting, at the beginning of the meeting, to the transaction of any business because the meeting is not lawfully called or convened.

SECTION 8. Quorum and Manner of Acting. A majority of the entire Board of Directors shall constitute a quorum for the transaction of business at any meeting of the Board of Directors, and, except as otherwise expressly required by statute or the Certificate of Incorporation or these Bylaws, the act of a majority of the directors present at any meeting at which a quorum is present shall be the act of the Board of Directors. In the absence of a quorum at any meeting of the Board of Directors, a majority of the directors present thereat may adjourn such meeting to another time and place. Notice of the time and place of any such adjourned meeting shall be given to all of the directors unless such time and place were announced at the meeting at which the adjournment was taken, in which case such notice shall only be given to the directors who were not present thereat. At any adjourned meeting at which a quorum is present, any business may be transacted which might have been transacted at the meeting as originally called. The directors shall act only as a Board and the individual directors shall have no power as such, other than acting as a member of the Board of Directors or a committee thereof.

SECTION 9. Organization. At each meeting of the Board of Directors, the Chairman of the Board, if one shall have been elected, or, in the absence of the Chairman of the Board or if one shall not have been elected, the President, if present, and if not present, another director chosen by a majority of the directors present, shall act as chairman of the meeting and preside thereat. Each meeting of the Board of Directors shall be conducted in accordance with such rules as are prescribed by the presiding officer of the meeting. The Secretary or, in his or her absence, any person appointed by the chairman of the meeting shall act as secretary of the meeting and keep the minutes thereof.

SECTION 10. Resignations. Any director of the Corporation may resign at any time by giving written notice of his or her resignation to the Chairman of the Board or the President, and to the Secretary of the Corporation. Any such resignation shall take effect at the time specified therein or, if the time when it shall become effective shall not be specified therein, immediately upon its receipt. Unless otherwise specified therein, the acceptance of such resignation shall not be necessary to make it effective.


SECTION 11. Vacancies. Vacancies on the Board of Directors shall be filled in accordance with the procedures described in the Certificate of Incorporation.

SECTION 12. Age Limitation. No person shall be eligible for election, reelection, appointment or reappointment to the Board of Directors if such person is then more than 73 years of age. No director shall serve beyond the annual meeting of the Corporation immediately following his or her attainment of 73 years. This limitation shall not apply to a person serving as an advisory director of the Corporation.

SECTION 13. Compensation. The Board of Directors shall have authority to fix the compensation, including fees and reimbursement of expenses, of directors and any advisory directors for services to the Corporation in any capacity.

SECTION 14. Committees.

     (a) Appointment. The Board of Directors, by resolution duly adopted by a majority of the Board, may designate one or more directors to constitute an Executive Committee, provided that at least one-third of the members of the Executive Committee shall not be full time employees of the Corporation. The designation of any Executive Committee pursuant to this Article III, Section 14 and the delegation of authority thereto shall not operate to relieve the Board of Directors, or any director, of any responsibility imposed by law or regulation.

     (b) Other Committees. The Board of Directors may by resolution establish an Audit Committee and any other committees composed of directors as they may determine necessary or appropriate for the conduct of the business of the Corporation and may prescribe the duties, constitution and procedures thereof. Any committee so established shall have and may exercise all of the authority granted to it by the resolution establishing such committee.

     (c) Authority. The Executive Committee, when the Board of Directors is not in session, shall have and may exercise all of the authority of the Board of Directors.

     (d) Limitations on Authority. Notwithstanding any other provision of these bylaws, neither the Executive Committee nor any other committee established by the Board of Directors shall have the power (i) to amend the Certificate of Incorporation of the Corporation (except, to the extent authorized in the resolution or resolutions providing for the issuance of shares of stock adopted by the Board of Directors of the Corporation, that a committee may fix the designations and any of the preferences or rights of such shares relating to dividends, redemption, dissolution, any distribution of assets of the Corporation or the conversion into, or the exchange of such shares for, shares of any other class or classes or any other series of the same or any other class or classes of stock of the Corporation or fix the number of shares of any series of stock or authorize the increase or decrease of the shares of any series);
(ii) to adopt an agreement of merger or consolidation; (iii) to recommend to the stockholders of the Corporation the sale, lease or exchange or all or substantially all of the Corporation or a revocation of a dissolution; (iv) to amend these bylaws; and (v) in the absence of specific authorization in these bylaws, the Certificate of Incorporation of the Corporation or resolution of the Board of Directors establishing such committee to declare a dividend, authorize the issuance of stock or adopt a certificate of ownership and merger; and that such committee's powers shall be further limited to the extent, if any, that such authority shall be limited by the resolution appointing such committee, by statute, by the Certificate of Incorporation of the Corporation, or by these Bylaws.

     (e) Tenure. Subject to the provisions of these Bylaws, each member of the Executive Committee shall hold office until the next regular annual meeting of the Board of Directors following his or her designation and until a successor is designated as a member of the Executive Committee.

     (f) Meetings. Regular meetings of the Executive Committee may be held without notice at such times and places as the Executive Committee may fix from time to time. Special meetings of the Executive Committee may be called by any member thereof upon notice given not less than twenty-four hours prior to the meeting stating the place, date, and hour of the meeting, which notice may be written or oral. Any member of the Executive Committee may waive notice of any meeting and no notice of any meeting need be given to any member thereof who attends in person. The notice of a meeting of the Executive Committee need not state the business proposed to be transacted at the meeting.

     (g) Quorum. A majority of the members of the Executive Committee shall constitute a quorum for the transaction of business at any meeting thereof, and action of the Executive Committee must be authorized by the affirmative vote of a majority of the members present at a meeting at which a quorum is present.

     (h) Vacancies. Any vacancy in the Executive Committee may be filled by resolution duly adopted by a majority of the Board of Directors.

     (i) Resignations and Removal. Any member of the Executive Committee may be removed at any time with or without cause by resolution duly adopted by a majority of the Board of Directors. Any member of the Executive Committee may resign from the Executive Committee at any time by giving written notice to the Chairman of the Board, the President or the Secretary of the Corporation. Unless otherwise specified therein, such resignation shall take effect upon its receipt. The acceptance of such resignation shall not be necessary to make it effective.

     (j) Procedure. The Executive Committee and any other committee established by the Board of Directors shall elect a presiding officer from its members and may fix its own rules of procedure which shall not be inconsistent with these Bylaws or the resolution adopted by the Board of Directors establishing such committee. It shall keep regular minutes of its proceedings and report the same to the Board of Directors for its information at the meeting thereof held next after the proceedings shall have occurred.

SECTION 15. Action by Consent. Unless restricted by the Certificate of Incorporation, any action required or permitted to be taken by the Board of Directors or any committee thereof may be taken without a meeting of all members of the Board of Directors or such committee, as the case may be, consent thereto in writing, and the writing or writings are filed with the minutes of the proceedings of the Board of Directors or such committee, as the case may be.

SECTION 16. Telephonic Meeting. Unless restricted by the Certificate of Incorporation, any one or more members of the Board of Directors or any committee thereof may participate in a meeting of the Board of Directors or such committee by means of a conference telephone or similar communications equipment by means of which all persons participating in the meeting can hear each other. Participation by such means shall constitute presence in person at a meeting.

SECTION 17. Presumption of Assent. A director of the Corporation who is present at a meeting of the Board of Directors at which action on any matter is taken shall be presumed to have assented to the action taken unless his or her dissent or abstention shall be entered in the minutes of the meeting or unless he shall file a written dissent to such action with the person acting as the secretary of the meeting before the adjournment thereof or shall forward such dissent by registered mail to the secretary of the Corporation within ten days after the date a copy of the minutes of the meeting is received. Such right to dissent shall not apply to a director who voted in favor of such action.

                             ARTICLE IV
                              Officers

SECTION 1. Number and Qualifications. The officers of the Corporation shall be elected by the Board of Directors and shall include the President, one or more Vice-Presidents, the Secretary and the Treasurer. If the Board of Directors wishes, it may also elect as an officer of the Corporation a Chairman of the Board and may elect other officers (including, without limitation, a General Counsel, one or more Assistant Treasurers and one or more Assistant Secretaries) as may be necessary or desirable for the business of the Corporation. The Board of Directors may designate one or more Vice Presidents as Executive Vice
President,  First Vice  President,  Senior  Vice  President  or  Assistant  Vice
President. Any two or more offices may be held by the same person, and no officer except the Chairman of the Board need be a director. Each officer shall hold office until his or her successor shall have been duly elected and shall have qualified, until his or her death, or until he or she shall have resigned or have been removed, as hereinafter provided in these Bylaws.

SECTION 2.  Resignations.  Any officer of the Corporation may resign at any time by giving written notice of his or her resignation to the Corporation. Any such resignation shall take effect at the time specified therein or, if the time when it shall become effective shall not be specified therein, immediately upon receipt Unless otherwise specified therein, the acceptance of any such resignation shall not be necessary to make it effective.

SECTION 3. Removal. Any officer of the Corporation may be removed, either with or without cause, at any time, by the Board of Directors at any meeting thereof. Any removal, other than for cause, shall be without prejudice to the contractual rights, if any, of the person so removed.

SECTION  4.   Vacancies.   A  vacancy  in  any  office  because  of  death,
resignation, removal, disqualification, or other cause may be filled by a vote of the majority of the Board of Directors.

SECTION 5. Officers' Bonds or Other Security. If required by the Board of Directors, any officer of the Corporation shall give a bond or other security for the faithful performance of his or her duties, in such amount and with such surety as the Board of Directors may require.

SECTION  6.   Compensation.   The  compensation  of  the  officers  of  the
Corporation for their services as such officers shall be fixed from time to time by the Board of Directors. An officer of the Corporation shall not be prevented from receiving compensation by reason of the fact that he or she is also a director of the Corporation.

                              ARTICLE V
                Stock Certificates And Their Transfer

SECTION 1. Stock Certificates. Every holder of stock in the Corporation shall be entitled to have a certificate, signed by, or in the name of the Corporation by, the Chairman of the Board or the President or Vice President and by the Treasurer or an Assistant Treasurer or the Secretary or an Assistant Secretary of the Corporation, certifying the number of shares owned by him or her in the Corporation. If the Corporation shall be authorized to issue more than one class of stock or more than one series of any class, the designations, preferences and relative, participating, optional or other special rights of each class of stock or series thereof and the qualifications, limitations or restriction of such preferences and /or rights shall be set forth in full or summarized on the face or back of the certificate which the Corporation shall issue to represent such class or series of stock, provided that, except as otherwise provided in Section 202 of the General Corporation law of the State of Delaware, in lieu of the foregoing requirements, there may be set forth on the face or back of the certificate which the Corporation shall issue to represent such class or series of stock, a statement that the Corporation will furnish without charge to each stockholder who so requests the designations, preferences and relative, participating, optional or other special rights of each class of stock or series thereof and the qualifications, limitations or restrictions of such preferences and/or rights.

SECTION 2. Facsimile Signatures. Any or all of the signatures on a certificate may be a facsimile. In case any officer, transfer agent or registrar who has signed or whose facsimile signature has been placed upon a certificate shall have ceased to be such officer, transfer agent or registrar before such certificate is issued, it may be issued by the Corporation with the same effect as if he or she were such officer, transfer agent or registrar at the date of issue.

SECTION 3. Lost Certificates. The Board of Directors may direct a new certificate or certificates to be issued in place of any certificate or certificates theretofore issued by the Corporation alleged to have been lost, stolen, or destroyed. When authorizing such issue of a new certificate or certificates, the Board of Directors may, in its discretion and as a condition precedent to the issuance thereof, require the owner of such lost, stolen, or destroyed certificate or certificates, or his or her legal representative, to give the Corporation a bond in such sum as it may direct sufficient to indemnity it against any claim that may be made against the Corporation on account of the alleged loss, theft or destruction of any such certificate or the issuance of such new certificate.

SECTION 4. Transfer of Stock. Upon surrender to the Corporation or the transfer agent of the Corporation of a certificate for shares duly endorsed or accompanied by proper evidence of succession, assignment or authority to transfer, it shall be the duty of the Corporation to issue a new certificate to the person entitled thereto, cancel the old certificate and record the transaction upon its records; provided, however, that the Corporation shall be entitled to recognize and enforce any lawful restriction on transfer. Whenever any transfer of stock shall be made for collateral security, and not absolutely, it shall be so expressed in the entry of transfer if, when the certificates are presented to the Corporation for transfer, both the transferor and the transferee request the Corporation to do so.

SECTION 5. Transfer Agents and Registrars. The Board of Directors may appoint, or authorize any officer or officers to appoint, one or more transfer agents and one or more registrars.

SECTION 6. Regulations. The Board of Directors may make such additional rules and regulations, not inconsistent with these Bylaws, as it may deem expedient concerning the issue, transfer and registration of certificates for shares of stock of the Corporation.

SECTION 7. Fixing the Record Date. In order that the Corporation may determine the stockholders entitled to notice of or to vote at any meeting of stockholders or any adjournment thereof, or to express consent to corporate action in writing without a meeting, or entitled to receive payment of any dividend or other distribution or allotment of any rights, or entitled to exercise any rights in respect of any change, conversion or exchange of stock or for the purpose of any other lawful action, the Board of Directors may fix, in advance, a record date, which shall not be more than sixty nor less than ten days before the date of such meeting, nor more than sixty days prior to any other action. A determination of stockholders of record entitled to notice of or to vote at a meeting of stockholders shall apply to any adjournment of the meeting; provided, however, that the Board of Directors may fix a new record date for the adjourned meeting.

SECTION 8. Registered Stockholders. The Corporation shall be entitled to recognize the exclusive right of a person registered on its records as the owner of shares of stock to receive dividends and to vote as such owner, shall be entitled to hold liable for calls and assessments a person registered on its records as the owner of shares of stock, and shall not be bound to recognize any equitable or other claim to or interest in such share or shares of stock on the part of any other person, whether or not it shall have express or other notice thereof, except as otherwise provided by the laws of Delaware.

                              ARTICLE VI
                          General Provisions

SECTION 1. Dividends. Subject to the provisions of statute and the Certificate of Incorporation, dividends upon the shares of capital stock of the Corporation may be declared by the Board of Directors at any regular or special meeting. Dividends may be paid in cash, in property or in shares of capital stock of the Corporation (Common or Preferred), unless otherwise provided by statute or the Certificate of Incorporation.

SECTION 2. Reserves. Before payment of any dividend, there may be set aside out of any funds of the Corporation available for dividends such sum or sums as the Board of Directors may, from time to time, in its absolute discretion, think proper as a reserve or reserves to meet contingencies, or for equalizing dividends, or for repairing or maintaining any property of the Corporation or for such other purpose as the Board of Directors may think conducive to the interests of the Corporation. The Board of Directors may modify or abolish any such reserves in the manner in which it was created.

SECTION 3. Seal. The seal of the Corporation shall be in such form as shall be approved by the Board of Directors.

SECTION 4. Fiscal Year. The fiscal year of the Corporation shall be fixed, and once fixed, may thereafter be changed, by resolution of the Board of Directors.

SECTION 5. Checks, Notes, Drafts, Etc. All checks, notes, drafts or other orders for the payment of money of the Corporation shall be signed, endorsed or accepted in the name of the Corporation by such officer, officers, person or persons as from time to time may be designated by the Board of Directors or by an officer or officers authorized by the Board of Directors to make such designation.

SECTION 6. Execution of Contracts, Deeds, Etc. The Board of Directors may authorize any officer or officers, agent or agents, in the name and on behalf of the Corporation to enter into or execute and deliver any and all deeds, bonds, mortgages, contracts and other obligations or instruments, and such authority may be general or confined to specific instances.

SECTION 7. Voting of Stock in Other Corporations. Unless otherwise provided by resolution of the Board of Directors, the Chairman of the Board or the President, from time to time, may (or may appoint one or more attorneys or agents to cast the votes which the Corporation may be entitled to cast as a stockholder or otherwise in any other corporation, any of whose shares or securities may be held by the Corporation, at meetings of the holders of the shares or other securities of such other corporation. In the event one or more attorneys or agents are appointed, the Chairman of the Board or the President may instruct the person or persons so appointed as to the manner of casting such votes or giving such consent. The Chairman of the Board or the President may, or may instruct the attorneys or agents appointed to, execute or cause to be executed in the name and on behalf of the Corporation and under its seal or otherwise, such written proxies, consents, waivers or other instruments as may be necessary or proper in the circumstances.

                              ARTICLE VII
                              Amendments

These Bylaws may be amended or repealed or new bylaws adopted as provided in the Certificate of Incorporation of the Corporation.

                            EXHIBIT 99.1

Exhibit 99.1


                      CEO AND CFO CERTIFICATION

The undersigned, as Chief Executive Officer and Chief Financial
Officer, respectively, hereby certify, to the best of their knowledge and belief, that:

(1) the Form 10-Q of FirstFed Financial Corp. (the "Company") for the quarterly period ended June 30, 2002 (the "Report ") accompanying this certification fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2)   the  information  contained in the Report fairly  presents,  in
      all  material  respects,   the  financial   condition  and
      results of operations of the Company for such period.

This certification is made solely for purposes of complying with the provisions of Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.


                          FIRSTFED FINANCIAL CORP.
                          Registrant


                          By: /s/ Babette E. Heimbuch
                              Babette E. Heimbuch
                              Chief Executive Officer

                          By: /s/ Douglas J. Goddard
                              Douglas J. Goddard
                              Chief Financial Officer and
                              Executive Vice President