Form 10-Q
period 2002-09-30
FIRSTFED FINANCIAL CORP
filed 2002-11-14
CIK 810536

=====================================================================

                            UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                              FORM 10-Q

|X|          QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Quarter Ended September 30, 2002

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

As of November 1, 2002, 16,929,220 shares of the Registrant's $.01 par value common stock were outstanding.

=====================================================================

                       FirstFed Financial Corp.
                                Index


                                                                  Page
Part I.    Financial Information

           Item 1.  Financial Statements

                    Consolidated    Statements   of   Financial     3
                    Condition   as  of   September   30,  2002,
                    December 31, 2001 and September 30, 2001

                    Consolidated  Statements of Operations  and     4
                    Comprehensive  Earnings  for the  three and
                    nine months  ended  September  30, 2002 and
                    2001

                    Consolidated  Statements  of Cash Flows for     5
                    the nine months  ended  September  30, 2002
                    and 2001

                    Notes to Consolidated Financial Statements      6

           Item 2.  Management's  Discussion  and  Analysis  of     7
                    Financial    Condition   and   Results   of
                    Operations

           Item 3.  Quantitative and Qualitative Disclosures       18
                    About Market Risk

           Item 4.  Controls and Procedures                        19

Part II.   Other    Information (omitted items are inapplicable)

           Item 6.  Exhibits and Reports on Form 8-K               19

Signatures                                                         20

                    Certification of Chief Executive Officer       21

                    Certification of Chief Financial Officer       22

Exhibits            99.1 Certification of Chief Executive          23
                    Officer pursuant to 18 USC Section 1350,
                    as adopted pursuant to Section 906 of the
                    Sarbanes-Oxley Act of 2002
                    99.2 Certification of Chief Financial          24
                    Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                    PART I - FINANCIAL STATEMENTS

Item 1. Financial Statements

               FirstFed Financial Corp. and Subsidiary
           Consolidated Statements of Financial Condition
                  (In thousands, except share data)
                             (Unaudited)

                                 September 30, December 31, September 30,
                                     2002          2001          2001
                                  ----------   ----------   -----------
ASSETS
Cash and cash equivalents        $    43,122  $   174,171  $     69,050
Investment securities,
  available-for-sale (at fair
  value)                             109,858      110,444       120,679
Mortgage-backed securities,
  available-for-sale (at fair
  value)                             218,424      284,079       311,342
Loans receivable, held-for-sale
  (fair value of $2,861, $5,250
   and $3,939)                         2,848        5,246         3,920
Loans receivable, net              3,804,495    3,999,643     3,941,950
Accrued interest and dividends
  receivable                          18,567       22,076        25,201
Real estate                              506        1,515           819
Office properties and                 10,461       10,822         9,615
equipment, net
Investment in Federal Home Loan
  Bank (FHLB) stock, at cost          79,666       91,713        88,891
Other assets                          29,335       26,580        22,993
                                    ---------   ---------     ---------
                                 $  4,317,282 $ 4,726,289  $  4,594,460
                                    =========   =========     =========

LIABILITIES
Deposits                         $  2,508,768 $ 2,546,647  $  2,354,058
FHLB advances                       1,247,000   1,597,000     1,639,000
Securities sold under
  agreements to repurchase            166,567     211,040       228,716
Accrued expenses and other
liabilities                            36,163      45,924        60,463
                                    ---------   ---------     ---------
                                    3,958,498   4,400,611     4,282,237
                                    ---------   ---------     ---------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, par value $.01
per share;
  Authorized 100,000,000
  shares; issued 23,390,742
  23,362,196 and 23,359,272
  shares, outstanding 17,046,446,
  17,251,300 and 17,291,782
  shares                                  234         234           233
Additional paid-in capital             34,797      34,670        33,588
Retained earnings -
  substantially restricted            404,594     363,713       350,803
Unreleased shares to employee
  stock ownership plans                (1,748)         --          (210)
Treasury stock, at cost,
  6,344,296 shares, 6,110,896
  and 6,067,490 shares                (81,684)    (75,930)      (75,743)
Accumulated other comprehensive
  gain, net of taxes                    2,591       2,991         3,552
                                    ---------   ---------     ---------
                                      358,784     325,678       312,223
                                    ---------   ---------     ---------
                                 $  4,317,282 $ 4,726,289  $  4,594,460
                                    =========   =========     =========

      See accompanying notes to consolidated financial statements.

               FirstFed Financial Corp. and Subsidiary
  Consolidated Statements of Operations and Comprehensive Earnings
            (Dollars in thousands, except per share data)
                             (Unaudited)

                                 Three months ended      Nine months ended
                                    September 30,          September 30,
                                ---------------------  ----------------------
                                    2002      2001        2002        2001
                                 --------  ----------  ----------  ----------
Interest income:
   Interest on loans           $   59,941  $   73,457  $  185,605  $  229,328
   Interest on mortgage-backed
     securities                     2,026       4,585       7,263      16,086
   Interest and dividends
     on investments                 2,774       3,795       8,573      11,883
                               ----------  ----------  ----------  ----------
     Total interest income         64,741      81,837     201,441     257,297
                               ----------  ----------  ----------  ----------
Interest expense:
   Interest on deposits            14,645      22,889      47,642      74,690
   Interest on borrowings          16,667      26,508      53,401      84,453
                               ----------  ----------  ----------  ----------
     Total interest expense        31,312      49,397     101,043     159,143
                               ----------  ----------  ----------  ----------

Net interest income                33,429      32,440     100,398      98,154
Provision for loan losses              --          --          --          --
                               ----------  ----------  ----------  ----------
Net interest income after
  provision for loan losses        33,429      32,440     100,398      98,154
                               ----------  ----------  ----------  ----------
Non-interest income:
   Loan servicing and
     other fees                     1,172       1,003       3,062       2,478
   Retail office fees               1,173         952       3,348       2,640
   Gain on sale of loans            6,195         291       6,564         501
   Real estate operations, net        (60)        609         133         383
   Other operating income             231         164         797         665
                               ----------  ----------  ----------  ----------
     Total other income             8,711       3,019      13,904       6,667
                               ----------  ----------  ----------  ----------
Non-interest expense:
   Compensation                     8,008       7,595      24,475      22,325
   Occupancy                        2,249       2,201       6,399       6,180
   Amortization of core
     deposit intangible               499         372       1,464       1,116
   Other expenses                   3,351       3,570      11,313       9,845
                               ----------  ----------  ----------  ----------
    Total non-interest expense     14,107      13,738      43,651      39,466
                               ----------  ----------  ----------  ----------

Earnings before income taxes       28,033      21,721      70,651      65,355
Income tax provision               11,807       9,294      29,770      27,963
                               ----------  ----------  ----------  ----------
Net earnings                   $   16,226  $   12,427  $   40,881  $   37,392
                               ==========  ==========  ==========  ==========

Other comprehensive earnings
  (loss), net of taxes               (145)      2,826        (400)      5,710
                               ----------  ----------  ----------  ----------
Comprehensive earnings         $   16,081  $   15,253  $   40,481  $   43,102
                               ==========  ==========  ==========  ==========
Earnings per share:
   Basic                       $     0.94  $     0.72  $     2.37  $     2.17
                               ==========  ==========  ==========  ==========
   Diluted                     $     0.92  $     0.70  $     2.32  $     2.12
                               ==========  ==========  ==========  ==========
Weighted average
  shares outstanding:
   Basic                       17,257,643  17,253,063  17,258,970  17,218,177
                               ==========  ==========  ==========  ==========
   Diluted                     17,555,150  17,677,749  17,602,324  17,651,674
                               ==========  ==========  ==========  ==========

    See accompanying notes to consolidated financial statements.

               FirstFed Financial Corp. and Subsidiary
                Consolidated Statements of Cash Flows
                           (In thousands)
                             (Unaudited)

                                             Nine months ended September 30,
                                             -------------------------------
                                                    2002          2001
                                                ------------  -------------
   CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                 $     40,881  $      37,392
   Adjustments to reconcile net earnings to
    net cash provided by operating activities:
    Net change in loans held-for-sale                  2,398         (1,674)
    Depreciation                                       1,222          1,379
    Valuation adjustments on real estate sold           (204)          (259)
    Amortization of fees and premiums/discounts        2,658          2,853
    Decrease in servicing asset                          180            180
    Change in deferred taxes                          (4,854)        (1,811)
    Decrease in interest and dividends
      receivable                                       3,509          3,287
    Decrease in interest payable                      (5,891)        (4,538)
    Amortization of core deposit
      intangible asset                                 1,464          1,117
    Increase in other assets                          (7,494)        (4,057)
    Increase (decrease) in accrued
      expenses and other liabilities                  (3,870)         5,161
                                                ------------  -------------
      Total adjustments                              (10,882)         1,638
                                                ------------  -------------
      Net cash provided by operating activities       29,999         39,030
                                                ------------  -------------

   CASH FLOWS FROM INVESTING ACTIVITIES:
    Loans made to customers and principal
      collections on loans                           194,996       (186,452)
    Loans purchased                                       --       (132,625)
    Proceeds from sales of real estate owned           2,746          4,154
    Proceeds from maturities and
      principal payments of investment
      securities, available-for-sale                  61,458         38,889
    Principal reductions on mortgage-backed
      securities,  available for sale                 65,147         70,009
    Purchase of investment securities,
      available for sale                             (61,241)       (19,964)
    Redemption (purchase) of FHLB stock               15,573         (4,025)
    Other                                                 --         (2,308)
                                                ------------  -------------
      Net cash provided by (used by) investing
        activities                                   278,679       (232,322)

   CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase (decrease) in deposits              (37,879)       189,011
    Net decrease in short term borrowings           (544,473)        (5,394)
    Increase in long term borrowings                 150,000             --
    Purchases of treasury stock                       (5,754)            --
    Other                                             (1,621)         1,048
                                                ------------  -------------
      Net cash provided by (used by) financing
        activities                                  (439,727)       184,665
                                                ------------  -------------

    Net decrease in cash and cash equivalents       (131,049)        (8,627)
    Cash and cash equivalents at beginning of
      period                                         174,171         77,677
                                                ------------  -------------
    Cash and cash equivalents at end of period  $     43,122  $      69,050
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

    It  is  suggested   that  these   condensed financial statements
 be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. The results for the periods covered hereby are not necessarily indiciative of the operating results for a full year.

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

4. Recent Accounting Pronouncements

    On July 30, 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS No. 146"). SFAS No. 146 will be effective for exit or disposal activities initiated after December 31, 2002, with early adoption encouraged. Management does not expect implementation of SFAS No. 146 to have a material impact on its consolidated financial statements.

   On  October  1,  2002,   the  FASB  issued   Statement   No.  147,
 Acquisitions of Certain Financial Institutions ("SFAS No. 147"), which requires most financial services companies to subject all their  goodwill  to annual  impairment  tests  instead of  amortizing some of it (the so-called Statement 72 goodwill). SFAS No. 147 applies to all new and past financial-institution acquisitions, including "branch acquisitions" that qualify as acquisitions of a business, but excluding acquisitions between mutual institutions. All acquisitions within the scope of the new Statement will now be governed by the requirements in Statements 141 and 142. Management does not expect that the adoption of Statement 147 will have a material impact on its consolidated financial statements.

Item 2.    Management's   Discussion   and   Analysis  of   Financial
           Condition and Results of Operations

The following narrative is written with the presumption that the users have read or have access to the Company's 2001 Annual Report on Form 10-K, which contains the latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2001, and for the year then ended. Therefore, only material changes in financial condition and results of operations are discussed here.

The Securities and Exchange Commission ("SEC") maintains a web site which contains reports, proxy and information statements, and other information pertaining to registrants that file electronically with the SEC, including the Company. The address is: www.sec.gov. In addition, financial information about the Company can be obtained at the Company's web site, www.firstfedca.com.

Note regarding forward looking statements: This quarterly report contains certain forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Act of 1995. These forward-looking statements are subject to various factors, many of which are beyond the Company's control, which could cause actual results to differ materially from such statements. Such factors include, but are not limited to, the general business environment, interest rate fluctuations that may affect operating margins, the California real estate market, branch openings, competitive conditions in the business and geographic areas in which the Company conducts its business, and regulatory actions. In addition, these forward-looking statements are subject to assumptions as to future business strategies and decisions that are subject to change. The Company makes no guarantee or promises regarding future results and assumes no responsibility to update such forward-looking statements.

Financial Condition

At September 30, 2002, FirstFed Financial Corp. (the "Company"), holding company for First Federal Bank of California and its subsidiaries (the "Bank"), had consolidated stockholders' equity of $358.8 million compared to $325.7 million at December 31, 2001 and $312.2 million at September 30, 2001. Consolidated total assets at September 30, 2002 were $4.3 billion compared to $4.7 billion at December 31, 2001 and $4.6 billion at September 30, 2001. The reduction in total assets for the period ended September 30, 2002 is primarily attributable to a decrease in the portfolio of loans and mortgage-backed securities. The loan portfolio, including mortgage-backed securities, decreased to $4.0 billion at September 30, 2002 from $4.3 billion at December 31, 2001 and $4.3 billion at September 30, 2001. The decrease is primarily due to loan payoffs and principal reductions, which were $1.1 billion during the first nine months of 2002 compared to $931.3 million during the first nine months of 2001. Payoff activity increased during the first nine months of 2002 as borrowers continued to refinance existing loans into new loans at lower rates. Payoffs increased because borrowers have opted for 15-year or 30-year fixed rate mortgages which the Bank does not keep in its portfolio. The decrease was partially offset by loan originations of $871.1 million during the first nine months of 2002.

The Bank's financial results are primarily influenced by the Southern California real estate market. The Southern California real estate market has continued to improve during 2002 due to a low interest rate environment and a limited supply of new housing. According to the UCLA Anderson Forecast for California, September 2002 Report (the "Forecast"), "Despite the sluggish growth of the local and national economy, the real estate market continues on its rapid upward trajectory." Also, according to the Forecast, home prices in Southern California are expected to increase by 15.8% during 2002, compared to 10.9% in 2001. An increase of only 4.0% is expected during 2003.

The following tables summarize loan originations and purchases as of the dates indicated:

                       Property Type                        Loan Type
                      Nine months ended                 Nine months ended
                        September 30,                     September 30,
                       2002      2001                    2002      2001
                     ---------  ---------             --------  ----------
                       (In thousands)                  (In thousands)
  Single family      $444,766  $  798,130
  Multi-family and    399,990     300,084  Adjustable $494,887  $  292,081
  commercial
  Other                26,303     132,383  Fixed (1)   376,172     938,516
                     --------   ---------             --------  ----------
    Total            $871,059  $1,230,597   Total     $871,059  $1,230,597
                     ========  ==========             ========  ==========

  (1) This loan type includes fixed/adjustable hybrid loan products with initial repricing periods ranging from three to ten years.

The Bank's portfolio of multi-family and commercial real estate loans has grown to 52.79% of the loan portfolio as of September 30, 2002 from 46.01% as of December 31, 2001 and 43.44% as of September 30, 2001. Rental and vacancy rates are critical factors in assessing the Bank's multi-family and commercial real estate loan portfolios. According to market research data for Los Angeles and Orange Counties, rates of increase in rental growth have decreased over the last two years, but are expected to grow over the next 12 months by 2% and 3% for Los Angeles and Orange Counties, respectively. However, vacancy rates in Los Angeles and Orange Counties have increased slightly over the last two years. Vacancy rates over the next 12 months are expected to remain stable in Los Angeles County and are expected to decrease slightly in Orange County.

The Bank's non-performing assets to total assets ratio was 0.11% as of September 30, 2002, compared to 0.17% as of December 31, 2001 and 0.23% as of September 30, 2001. (See "Non-performing Assets" for further discussion.)

The Bank recorded net loan charge-offs of $271 thousand and net loan recoveries of $900 thousand for the third quarter and first nine months of 2002, respectively. For the comparable period of last year, the Bank recorded net loan recoveries of $55 thousand and net loan charge-offs of $170 thousand for the third quarter and first nine months of 2001, respectively. The Bank did not record a provision for loan loss during the first nine months of 2002 or for the comparable 2001 period. Allowances for loan losses (including general valuation allowances and valuation allowances for impaired loans) totaled $75.7 million or 1.94% of the loan portfolio at September 30, 2002. This compares with $74.8 million or 1.82% at December 31, 2001 and $72.4 million or 1.80% at September 30, 2001. The increase in allowances from September 30, 2001 to September 30, 2002 is due to $1.2 million in net loan recoveries and $2.1 million in allowances obtained in the acquisition of two financial institutions in November of 2001.

The following  table shows the components of the Bank's  portfolio of
loans   (including   loans   held  for  sale)   and   mortgage-backed
securities by collateral type as of the dates indicated:

                                  September 30, December 31, September 30,
                                      2002          2001          2001
                                    ----------  -----------  ------------
                                            (In thousands)
  REAL ESTATE LOANS
    First trust deed
    residential loans
     One to four units           $   1,770,416  $ 2,121,899  $ 2,230,456
     Five or more units              1,655,642    1,525,749    1,437,704
                                     ---------    ---------    ---------
       Residential loans             3,426,058    3,647,648    3,668,160

  OTHER REAL ESTATE LOANS
     Commercial and industrial         401,800      358,159      313,227
     Second trust deeds                  8,396        9,472        9,322
     Other                              11,276       39,541          940
                                     ---------    ---------    ---------
       Real estate loans             3,847,530    4,054,820    3,991,649

  NON-REAL ESTATE LOANS:
     Deposit accounts                    1,182        1,267          576
     Commercial business loans          16,255       18,882       20,077
     Consumer                           32,208       19,546       18,683
                                     ---------    ---------    ---------
       Loans Receivable              3,897,175    4,094,515    4,030,985

  LESS:
     General valuation
       allowances - loan
       portfolio                        73,515       72,919       70,581
     Valuation allowances -
       impaired loans                    2,154        1,850        1,850
     Unearned loan fees                 14,163       14,857       12,684
                                     ---------    ---------    ---------
       Net loans receivable          3,807,343    4,004,889    3,945,870

  FHLMC AND FNMA MORTGAGE-BACKED
    SECURITIES (at fair value):
     Secured by single family
       dwellings                       209,975      272,419      298,959
     Secured by multi-family
       dwellings                         8,449       11,660       12,383
                                     ---------    ---------     --------
       Mortgage-backed
         securities                    218,424      284,079      311,342
                                     ---------    ---------    ---------
         TOTAL                   $   4,025,767  $ 4,288,968  $ 4,257,212
                                     =========    =========    =========

The mortgage-backed securities portfolio, classified as available-for-sale, was recorded at fair value as of September 30, 2002. An unrealized gain of $1.6 million, net of taxes, was recorded in stockholders' equity as of September 30, 2002. This compares to net unrealized gains of $1.9 million as of December 31, 2001 and $2.2 million as of September 30, 2001.

The investment securities portfolio, classified as available-for-sale, was recorded at fair value as of September 30, 2002. An unrealized gain of $1.0 million, net of taxes, was reflected in stockholders' equity as of September 30, 2002. This compares to net unrealized gains of $1.1 million as of December 31, 2001 and $1.4 million as of September 30, 2001.

Asset/Liability Management

Market risk is the risk of loss from adverse changes in market prices and rates. The Bank's market risk arises primarily from the interest rate risk inherent in its lending and liability funding activities.

The composition of the Bank's financial instruments subject to market risk has not changed materially since December 31, 2001. At September 30, 2002 over 70% of the Bank's loan portfolio was invested in adjustable rate products.

The one year GAP (the difference between rate-sensitive assets and liabilities repricing within one year or less) was a positive $62.3 million or 1.44% of total assets at September 30, 2002. In comparison, the one year GAP was a negative $288.7 million or 6.1% of total assets at December 31, 2001. The change to a positive GAP at September 30, 2002 from a negative GAP at December 31, 2001 is due to the fact that the Bank extended the maturities of its FHLB advances in order to match the fixed interest rate period of its hybrid loans.

The Bank's net interest income typically improves during periods of decreasing interest rates because there is a three month time lag before changes in the FHLB Eleventh District Cost of Funds Index (the "COFI") can be implemented with respect to the Bank's adjustable rate loans. Over 61% of the Bank's loans are adjustable based on changes in the COFI. Therefore, during a period immediately following interest rate decreases, the Bank's cost of funds tends to decrease faster than the rates on its adjustable rate loan portfolio.

Capital

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and percentages of total capital to assets. The Bank meets the
standards   necessary  to  be  deemed  well  capitalized   under  the
applicable regulatory requirements. The following table summarizes the Bank's actual capital and required capital as of September 30, 2002:

                             Tangible       Core      Risk-based
                             Capital       Capital     Capital
                             ---------    ---------  ----------
                                   (Dollars in thousands)
    Actual Capital:
      Amount                 $ 344,506    $ 344,506  $ 377,249
      Ratio                       8.00%        8.00%     14.63%
    Minimum required capital
      Amount                 $  64,584    $ 172,225  $ 206,294
      Ratio                       1.50%        4.00%      8.00%
    Well capitalized
     required capital:
      Amount                 $      --    $ 215,282  $ 257,867
      Ratio                         --%        5.00%     10.00%

The Company repurchased 233,400 shares of Company common stock during the third quarter of 2002 and an additional 119,600 shares through November 1, 2002. There remain 536,016 shares eligible for repurchase under the Company's stock repurchase program as of November 1, 2002.

Results of Operations

Consolidated net earnings for the third quarter of 2002 were $16.2 million or $0.92 per diluted common share compared to net earnings of $12.3 million or $0.70 per diluted common share for the second quarter of 2002 and $12.4 million or $0.70 per diluted common share for the third quarter of September 2001. Consolidated net earnings for the first nine months of 2002 were $40.9 million or $2.32 per diluted common share, compared to $37.4 million or $2.12 per diluted common share for the first nine months of 2001.

Net earnings for the third quarter and first nine months of 2002 include $5.9 million resulting from a revised estimate of the Bank's repurchase liability for loans sold with recourse. The reduced liability reflects the fact that the total portfolio of loans sold with recourse has experienced significant payoffs and has had better credit experience than previously estimated. The remaining liability for loans sold with recourse totaled $6.9 million or 5.99% of loans sold with recourse as of September 30, 2002, compared to $12.8 million or 10.1% as of December 31, 2001 and $12.8 million or 9.68% as of September 30, 2001. The balance of loans sold with recourse totaled $115.1 million, $126.4 million and $132.4 million as of September 30, 2002, December 31, 2001 and
September 30, 2001, respectively. After tax, quarterly and year-to-date earnings were increased by $3.4 million or $0.19 per diluted common share during 2002 due to this revised estimate.

Loan Loss Allowances

Listed below is a summary of activity in the Bank's general valuation allowance and the valuation allowance for impaired loans during the periods indicated:

                                  Nine Months Ended September 30, 2002
                                  ------------------------------------
                                    General     Impaired
                                   Valuation    Valuation
                                  Allowances   Allowances     Total
                                  ----------   ----------   --------
                                           (In thousands)
   Balance at December 31, 2001   $  72,919     $  1,850     $  74,769
   Transfers                           (304)         304            --
   Charge-offs:
     Single family                     (374)          --          (374)
     Other - non-real estate           (195)          --          (195)
                                  ---------     ---------     --------
   Total charge-offs                   (569)           --         (569)
   Recoveries                         1,469            --        1,469
                                  ---------     ---------     --------
   Net recoveries                       900            --          900
                                  ---------     ---------     --------
   Balance at September 30,2002   $  73,515     $   2,154     $ 75,669
                                  =========     =========     ========

                                  Nine Months Ended September 30, 2001
                                  ------------------------------------
                                    General     Impaired
                                   Valuation    Valuation
                                  Allowances   Allowances     Total
                                  ----------   ----------   --------
                                           (In thousands)
   Balance at December 31, 2000   $  70,809     $  1,792     $ 72,601
   Transfers                            (58)          58           --
   Charge-offs:
     Single family                     (259)          --         (259)
     Multifamily                        (52)          --          (52)
     Other - non-real estate            (53)          --          (53)
                                  ---------     --------     --------
   Total charge-offs                   (364)          --         (364)
   Recoveries                           194           --          194
                                  ---------     --------     --------
   Net recoveries                      (170)          --         (170)
                                  ---------     --------     --------
   Balance at September 30,2001   $  70,581     $  1,850     $ 72,431
                                  =========     ========     ========

Management is unable to predict future levels of loan loss provisions. Among other things, loan loss provisions are based on the level of loan charge-offs, foreclosure activity, and the economy in Southern California.

The Bank also maintains a general valuation allowance for real estate acquired by foreclosure, which totaled $350 thousand at September 30, 2002, December 31, 2001 and September 30, 2001,
respectively. This allowance is used to offset any further deterioration in property value after acquisition of the foreclosed real estate. See "Non-performing Assets" for additional discussion on foreclosed real estate.

Net Interest Income
Net interest income increased to $100.4 million during the first nine months of 2002 compared to $98.2 million for the first nine months of 2001 primarily as a result of an increase in the average balance of interest-earning assets over interest-bearing liabilities in addition to an increase in the interest rate spread for the comparable periods. The interest rate spread increased to 2.83% compared to 2.67% for the same period last year as the cost of interest-bearing liabilities re-priced at reduced rates more quickly than the yield on interest-earning assets during the period

Net interest income increased to $33.4 million during the third quarter of 2002 compared to $32.4 million for the third quarter of 2001 primarily as a result of an increase in the average balance of interest-earning assets over interest-bearing liabilities, in addition to an increase in the interest rate spread for the comparable periods. The interest rate spread increased to 2.95% compared to 2.70% for the same period last year as the cost of interest-bearing liabilities re-priced at reduced rates more quickly than the yield on interest-earning assets during the period.

The following tables sets forth: (i) the average daily dollar amounts of and average yields earned on loans, mortgage-backed securities and investment securities, (ii) the average daily dollar amounts of and average rates paid on savings and borrowings, (iii) the average daily dollar differences, (iv) the interest rate spreads, and (v) the effective net spreads for the periods indicated:

                                                During the Nine Months
                                                  Ended September 30,
                                               -----------------------
                                                   2002        2001
                                               ----------  -----------
                                               (Dollars in thousands)
  Average loans and mortgage-backed securities  $4,135,266  $4,166,834
  Average investment securities                    180,418     191,132
                                                ----------  ----------
   Average interest-earning assets               4,315,684   4,357,966
                                                ----------  ----------
   Average savings deposits                      2,520,321   2,279,646
   Average borrowings                            1,574,076   1,903,414
                                                ----------  ----------
   Average interest-bearing liabilities          4,094,397   4,183,060
                                                ----------  ----------
   Excess of interest-earning assets
     over interest-bearing liabilities          $  221,287  $  174,906
                                                ==========  ==========
   Yields earned on average interest-
     earning assets                                   6.11%       7.75%
   Rates paid on average interest-bearing
     liabilities                                      3.28         5.08
   Net interest rate spread                           2.83         2.67
   Effective net spread (1)                           3.00         2.88

   Total interest income                        $  197,766  $   253,403
   Total interest expense                          100,722      159,117
                                                ----------  -----------
                                                    97,044       94,286
   Total other items (2)                             3,354        3,868
                                                ----------  -----------
   Net interest income                          $  100,398  $    98,154
                                                ==========  ===========

(1)The effective net spread is a fraction, the denominator of which is the average dollar amount of interest-earning assets, and the numerator of which is net interest income (excluding stock dividends and miscellaneous interest income).
(2)Includes Federal Home Loan Bank Stock dividends and other micellaneous items.

                                                During the Three Months
                                                   Ended September 30,
                                                -----------------------
                                                   2002        2001
                                                ----------  -----------
                                                (Dollars in thousands)
   Average loans and mortgage-backed securities  $4,067,612   $4,237,617
   Average investment securities                    152,573      174,266
                                                  ---------    ---------
   Average interest-earning assets                4,220,185    4,411,883
                                                  ---------    ---------
   Average savings deposits                       2,521,587    2,335,125
   Average borrowings                             1,461,129    1,895,224
                                                  ---------    ---------
   Average interest-bearing liabilities           3,982,716    4,230,349
                                                  ---------    ---------
   Excess of interest-earning assets
     over interest-bearing liabilities           $  237,469   $  181,534
                                                  =========    =========

   Yields earned on average interest-
     earning assets                                    6.03%        7.32%
   Rates paid on average interest-bearing
     liabilities                                       3.08         4.63
   Net interest rate spread                            2.95         2.70
   Effective net spread (1)                            3.12         2.89

   Total interest income                         $   63,619   $   80,786
   Total interest expense                            30,667       49,389
                                                 ----------  -----------
                                                     32,952       31,397
   Total other items (2)                                477        1,043
                                                 ----------  -----------
   Net interest income                           $   33,429   $   32,440
                                                 ==========  ===========

(1)The effective net spread is a fraction, the denominator of which is the average dollar amount of interest-earning assets, and the numerator of which is net interest income (excluding stock dividends and miscellaneous interest income).
(2)Includes Federal Home Loan Bank Stock dividends and other micellaneous items.

Non-Interest Income and Expense

Loan servicing and other fees were $1.2 million and $3.1 million for the third quarter and first nine months of 2002 compared to $1.0 million and $2.5 million for the same periods of 2001. The increase is primarily the result of increased prepayment fees as borrowers paid off loans early to refinance at lower rates. This increase was reduced by a decline in loan servicing fees resulting from payoffs of loans serviced for others.

Retail office fees were $1.2 million and $3.3 million for the third quarter and first nine months of 2002 compared to $952 thousand and $2.6 million for the same periods of 2001. The increase is primarily the result of additional fees generated from four retail savings branches acquired in November of 2001, increased business service fees and an increase in retail service fees.

Gains on sale of loans were $6.2 million and $6.6 million for the third quarter and first nine months of 2002 compared to gains of $291 thousand and $501 thousand for the same periods of 2001.
Activity during the third quarter of 2002 includes $5.9 million resulting from a revised estimate of the Bank's repurchase liability for loans sold with recourse. The Bank revised its estimate of repurchase liability because its portfolio of loans sold with recourse has been experiencing greater payoffs and better credit performance than previously estimated. The volume of loans sold totaled $19.3 million and $53.5 million during the third quarter and first nine months of 2002 compared to $17.7 million and $48.6 million for the same periods of 2001.

Real estate operations resulted in a net loss of $60 thousand and a net gain of $133 thousand for the third quarter and first nine months of 2002. This compares to net gains of $609 thousand and $383 thousand for the same periods of 2001. Real estate operations include gains and losses on the sale of foreclosed properties as well as rental income and operating expense during the holding period. Gains on sale typically result from legal fee and insurance recoveries associated with foreclosed properties sold.

Non-interest expense increased to $14.1 million and $43.7 million during the third quarter and first nine months of 2002. This compares with $13.7 million and $39.5 million during the third quarter and first nine months of 2001. The increase in non-interest expense during the third quarter of 2002 compared to the same period last year resulted from higher compensation costs primarily due to the acquisition of two financial institutions in November of 2001. The increase in non-interest expense during the first nine months of 2002 compared to the same period last year resulted from higher compensation costs, branch operating costs and legal expenses. Additionally, amortization of the Bank's core deposit intangible increased due to the acquisition of two financial institutions in November of 2001.

Due to the increase in non-interest expense and decrease in average assets, the ratio of non-interest expense to average assets increased to 1.26% and 1.27%, respectively, for the third quarter and first nine months of 2002 from 1.20% and 1.17%, respectively, during the comparable 2001 period.

Non-accrual, Past Due, Modified and Restructured Loans

The Bank  accrues  interest  earned  but  uncollected  for every loan without regard to its contractual delinquency status and establishes a specific interest allowance for each loan which becomes 90 days or more past due or in foreclosure. Loans requiring delinquent interest allowances (non-accrual loans) totaled $4.5 million at September 30, 2002 compared to $6.5 million at December 31, 2001 and $10.1 million at September 30, 2001.

The amount of interest allowance for loans 90 days or more delinquent or in foreclosure was $339 thousand, $504 thousand, and $585 thousand as of September 30, 2002, December 31, 2001, and September 30, 2001, respectively.

Delinquent loans as a percentage of the Bank's total gross loan portfolio for the periods indicated are as follows:

                                September 30, December 31, September 30,
                                    2002         2001         2001
                                -----------  -----------  ------------
                                     (Percentage of Gross Loans)
Period of delinquency

1 monthly payment                    0.27%        0.29%         0.34%
2 monthly payments                   0.06%        0.06%         0.01%
3 or more  monthly  payments or
  in foreclosure                     0.11%        0.16%         0.25%

The Bank has debt restructurings that result from temporary modifications of principal and interest payments. Under these arrangements, loan terms are typically reduced to no less than a monthly interest payment required under the note. Any loss of revenues under the modified terms would be immaterial to the Bank. Generally, if the borrower is unable to return to scheduled principal and interest payments at the end of the modification period, foreclosure proceedings are initiated. As of September 30, 2002, the Bank had net modified loans totaling $5.2 million. No modified loans were 90 days or more delinquent as of September 30, 2002.

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

The following is a summary of impaired loans, net of valuation allowances for impairment, as of the periods indicated:

                        September 30,    December 31,   September 30,
                            2002            2001            2001
                        ------------     -----------    -----------
                                      (In thousands)

   Non-accrual loans    $         --   $        978     $      3,603
   Modified loans              5,197          6,416            6,478
                         -----------    -----------      -----------
                        $      5,197   $      7,394     $     10,081
                        ============    ===========      ===========

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

All impaired loans were measured using the fair value method as of September 30, 2002, December 31, 2001 and September 30, 2001, respectively.

Impaired loans for which valuation allowances had been established totaled $3.6 million for the quarter ended September 30, 2002, $3.5 million for the quarter ended December 31, 2001 and $3.5 million for the quarter ended September 30, 2001. Impaired loans for which there was no valuation allowance established totaled $1.6 million for the quarter ended September 30, 2002, $3.9 million for the quarter ended December 31, 2001 and $6.6 million for the quarter ended September 30, 2001. See "Results of Operations" for an analysis of activity in the valuation allowance for impaired loans.

The Bank had no impaired non-performing loans as of September 30, 2002. Impaired non-performing loans were $978 thousand and $3.6 million at December 31, 2001 and September 30, 2001, respectively.

Cash payments received from impaired loans are recorded in accordance with the contractual terms of the loan. The principal portion of the payment is used to reduce the principal balance of the loan, whereas the interest portion is recognized as interest income.

The average recorded investment in impaired loans was $5.2 million for the quarter ended September 30, 2002, $7.4 million for the quarter ended December 31, 2001 and $10.1 million for the quarter ended September 30, 2001. The amount of interest income recognized on the cash basis for impaired loans during the quarters ended September 30, 2002, December 31, 2001 and September 30, 2001 was $69 thousand, $116 thousand and $128 thousand, respectively. Interest income recognized under the accrual basis for the quarters ended September 30, 2002, December 31, 2001 and September 30, 2001 was $74 thousand, $113 thousand and $124 thousand, respectively.

Asset Quality

The following table sets forth certain asset quality ratios of the Bank at the periods indicated:

                               September 30,   December 31,   September 30,
                                    2002           2001           2001
                                ------------    -----------   ------------

Non-Performing  Loans  to             0.11%           0.16%         0.25%
  loans Receivable (1)

Non-Performing  Assets  to
  Total Assets (2)                    0.11%           0.17%         0.23%

Allowances  for Loan
  Losses  to Non-Performing
  Loans (3)                          1,693%          1,151%          720%

Allowances for Loan Losses to
  Loans Receivable (4)                1.94%           1.82%         1.80%

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

Non-performing Assets

The Bank defines non-performing assets as loans delinquent over 90 days (non-accrual loans), loans in foreclosure and real estate acquired by foreclosure (real estate owned). The following is an analysis of non-performing assets as of the periods indicated:

                             September 30,  December 31,  September 30,
                                 2002          2001          2001
                             ------------   -----------   ------------
                                        (In thousands)
Real estate owned:
  Single family               $     827     $   1,671      $   1,140
  Multi-family                       --           164             --
Less:
  General valuation
    allowance                      (350)         (350)          (350)
                              ---------     ---------      ---------
    Total real estate owned         477         1,485            790
                              ---------     ---------      ---------
Non-accrual loans:
  Single family                   3,306         6,062          9,075
  Multi-family                      919           422            989
  Other                             245            16             12
Less:
  Valuation allowances (1)           --           (57)           (79)
                              ---------      --------      ---------
    Total non-accrual loans       4,470         6,443          9,997
                              ---------      --------      ---------
    Total  non-performing
      assets                   $  4,947      $  7,928      $  10,787
                              =========      ========      =========

    __________________________

   (1) Includes loss allowances on other non-performing   loans
       requiring fair value adjustments.

Real estate owned and non-accrual loans, while varying slightly from quarter to quarter, have remained at very low levels for the last few years. Historically, single family non-performing loans have been attributable to factors such as layoffs and decreased incomes. Historically, multi-family and commercial non-performing loans have been attributable to factors such as declines in occupancy rates and decreased rental values.

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

Total  savings  deposits  increased by $15.4 million and decreased by
$37.9 million during the third quarter and first nine months of 2002, respectively. The decrease in deposits for the first nine months of 2002 is attributable to a reduction in deposits acquired from national brokerage firms ("brokered deposits") and telemarketing deposits.

Brokered deposits decreased by $46.1 million and $145.3 million during the third quarter and first nine months of 2002. Due to increased liquidity from loan payoffs, the Bank decreased its use of brokered deposits during the third quarter and first nine months of 2002.

Because the Bank has sufficient capital to be deemed "well-capitalized" under the standards established by the Office of Thrift Supervision, it may solicit brokered funds without special regulatory approval. At September 30, 2002, brokered deposits comprised 8% of total deposits.

Deposits accepted by retail banking offices increased by $61.7 million during the third quarter of 2002 and increased $154.2 million during the first nine months of 2002. Management attributes the nine-month increase to customer demand for safe, liquid investments due to volatility in the equity markets. Retail deposits comprised 90% of total savings deposits as of September 30, 2002.

Telemarketing deposits decreased by $233 thousand and $46.8 million during the third quarter and first nine months of 2002. These deposits are normally large deposits from pension plans, managed trusts and other financial institutions. These deposit levels fluctuate based on the attractiveness of the Bank's rates compared to returns available to investors on alternative investments. Telemarketing deposits comprised 2% of total deposits at September 30, 2002.

Total borrowings decreased by $104.6 million during the third quarter of 2002 due to a $95.0 million net decrease in advances from the FHLB and net payoffs of $9.6 million in repurchase agreements. Total borrowings decreased by $394.5 million during the first nine months of 2002 due to a $350.0 million net decrease in advances from the FHLB and net payoffs of $44.5 million in repurchase agreements. The reduction in borrowings is primarily attributable to increased cash available as a result of increased loan payoff activity.

Internal sources of funds include both principal payments and payoffs on loans and mortgage-backed securities, loan sales, and positive cash flows from operations. Principal payments include amortized principal and prepayments that are a function of lending activity and the general level of interest rates.

Total principal payments on loans and mortgage-backed securities were $352.6 million and $1.1 billion, respectively, for the third quarter and first nine months of 2002. This compares with principal payments of $365.8 million and $931.3 million for the third quarter and first nine months of 2001. The increase is primarily attributable to increased payoff activity as borrowers continue to refinance existing loans into new loans at lower rates.

Loan sales were $19.3 million and $53.5 million, respectively, for the third quarter and first nine months of 2002, compared with sales of $17.7 million and $48.6 million, respectively, for the third quarter and first nine months of 2001. Loan sale activity varies based upon borrower demand for 15-year and 30-year fixed rate loans, which are only originated for sale.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See "Management's and Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management" on page 10 hereof for Quantitative and Qualitative Disclosures About Market Risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under SEC rules, the Company is required to maintain disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Within the 90-day period prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures. The Company's management, including the Company's chief executive officer and chief financial officer, supervised and participated in the evaluation. Based on this evaluation, the chief executive officer and the chief financial officer concluded that the Company's disclosure controls and procedures were effective as of the evaluation date.

Changes in Internal Control

There  were  no  significant   changes  in  the  Company's   internal
controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                     PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form-8K

(3.1) Restated  Certificate of Incorporation  filed as Exhibit 3.1 to
        Form 10-K for the fiscal year ended December 31, 1999 and incorporated by reference.
(3.2) Bylaws  filed as Exhibit 3.2 to Form 10-Q dated August 12, 2002 and incorporated by reference.
(4.1) Amended and  Restated  Rights  Agreement  dated as of September
        25,  1998,  filed  as  Exhibit  4.1  to  Form  8-A/A,   dated
        September 25, 1998 and incorporated by reference.
(10.1)  Deferred  Compensation  Plan  filed as  Exhibit  10.3 to Form
        10-K for the fiscal year ended December 31, 1983 and incorporated by reference.
(10.2) Bonus Plan filed as Exhibit 10(iii)(A)(2) to Form 10 dated November 2, 1993 and incorporated by reference.
(10.3) Supplemental Executive Retirement Plan dated January 16, 1986 filed as Exhibit 10.5 to Form 10-K for the fiscal year ended December 31, 1992 and incorporated by reference.
(10.4) Change of Control Agreement effective September 26, 1996 filed as Exhibit 10.4 to Form 10-Q for the Quarter ended September 30, 1996 and Amendment filed as Exhibit 10.3 10.4 for change of control to Form 10-Q for the Quarter ended March 31, 2001 and incorporated by reference.
(10.5)  1997 Non-employee Directors Stock Incentive Plan filed as
        Exhibit 1 to Form S-8 dated August 12, 1997 and Amendment
        filed as Exhibit 10.5 to Form 10-Q for the Quarter ended
        March 31, 2001, and incorporated by reference.
(21)    Registrant's   sole   subsidiary   is  First  Federal  Bank  of
        California, a federal savings bank.
(24)    Power of Attorney.
(99.1)  Certification of Chief Executive Officer pursuant to 18 U.S.C.
        section 1350, as adopted pursuant to Section 906 of the Sarbanes -Oxley Act of 2002.
(99.2)  Certification of Chief Financial Officer pursuant to 18 U.S.C.
        section 1350, as adopted pursuant to Section 906 of the Sarbanes -Oxley Act of 2002.
(b)      Reports on Form 8-K

The Company filed current reports on Form 8-K during the quarter ended September 30, 2002 on the following dates: July 25, 2002,
August 22, 2002, September 20, 2002 and September 23, 2002. These reports are related to the release of the Company's disclosure of certain other financial data.

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                FIRSTFED FINANCIAL CORP.
                                  Registrant



Date:   November 14, 2002         By: /s/ Douglas J. Goddard
                                          Douglas J. Goddard
                                          Chief Financial Officer and
                                          Executive Vice President

              CERTIFICATION OF CHIEF EXECUTIVE OFFICER


I, Babette Heimbuch, certify that:


(1) I have reviewed this quarterly report on Form 10-Q of FirstFed Financial Corp.;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4)   The   registrant's   other   certifying   officers   and  I  are
      responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      (i) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      (ii) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      (iii) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)   The   registrant's   other   certifying   officers  and  I  have
      disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons fulfilling the equivalent function):

      (i) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      (ii)  Any  fraud,  whether  or  not  material,   that  involves
      management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 14th day of November 2002.


                               By: /s/ Babette E. Heimbuch
                                       Babette E. Heimbuch
                                       Chief Executive Officer

              CERTIFICATION OF CHIEF FINANCIAL OFFICER


I, Douglas Goddard, certify that:

(1) I have reviewed this quarterly report on Form 10-Q of FirstFed Financial Corp.;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4)  The   registrant's   other   certifying   officers   and  I  are
     responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      (i) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      (ii) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      (iii) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)  The   registrant's   other   certifying   officers  and  I  have
     disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons fulfilling the equivalent function):

      (i) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      (ii)  Any  fraud,  whether  or  not  material,   that  involves
      management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 14th day of November 2002.


                               By: /s/ Douglas Goddard
                                       Douglas Goddard
                                       Chief Financial Officer

                            EXHIBIT 99.1

Exhibit 99.1


                          CEO CERTIFICATION

The undersigned, as Chief Executive Officer hereby certifies, to the best of her knowledge and belief, that:

(1)   the Form 10-Q of FirstFed  Financial  Corp. (the "Company") for
           the quarterly period ended September 30, 2002 (the "Report ") accompanying this certification fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2)   the  information  contained in the Report fairly  presents,  in
           all  material  respects,   the  financial   condition  and
           results of operations of the Company for such period.

This certification is made solely for purposes of complying with the provisions of Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

                          FIRSTFED FINANCIAL CORP.
                          Registrant


Date:   November 14, 2002
                          By: /s/ Babette E. Heimbuch
                                  Babette E. Heimbuch
                                  Chief Executive Officer

                            EXHIBIT 99.2

Exhibit 99.2


                          CFO CERTIFICATION

The undersigned, as Chief Financial Officer hereby certifies, to the best of his knowledge and belief, that:

(3)   the Form 10-Q of FirstFed  Financial  Corp. (the "Company") for
           the quarterly period ended September 30, 2002 (the "Report ") accompanying this certification fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(4)   the  information  contained in the Report fairly  presents,  in
           all  material  respects,   the  financial   condition  and
           results of operations of the Company for such period.

This certification is made solely for purposes of complying with the provisions of Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.


                          FIRSTFED FINANCIAL CORP.
                          Registrant



Date:   November 14, 2002
                          By:  /s/ Douglas J. Goddard
                                   Douglas J. Goddard
                                   Chief Financial Officer and
                                   Executive Vice President