Form 10-K
period 2002-12-31
FIRSTFED FINANCIAL CORP
filed 2003-03-11
CIK 810536

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

[X]                ANNUAL REPORT PURSUANT TO SECTION 13 OR
                15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the Fiscal Year Ended December 31, 2002
                                       OR
[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Transition Period from     N/A   to  _____

                         Commission File Number: 1-9566
                            FirstFed Financial Corp.
             (Exact name of registrant as specified in its charter)

          Delaware                                    95-4087449
(State or other jurisdiction of          (I. R. S. Employer Identification No.)
 incorporation or organization)

       401 Wilshire Boulevard
       Santa Monica, California                       90401-1490
Address of principal executive offices)               (Zip Code)

        Registrant's telephone number, including area code:  (310) 319-6000

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

                             Yes    X      No
                                 -------      ------

The approximate aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 28, 2002 was $456,096,000, based on the closing sales price of the Registrant's common stock on the New York Stock Exchange on such date of $29.00 per share. For purposes of the preceding sentence only, all directors, executive officers and beneficial owners of ten percent or more of the common stock, as well as the Company's Employee Stock Ownership Plan ("ESOP"), are assumed to be affiliates.

The number of shares of Registrant's $0.01 par value common stock outstanding as of February 7, 2003: 16,910,212

                           DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Annual Meeting of Stockholders to be held April 23, 2003 ("Proxy Statement"), (Parts II, III & IV).

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (sub-section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No[ ]

Disclosure Regarding Forward-looking Statements

     This Annual Report on Form 10-K for the year ended December 31, 2002 includes certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, (the "Securities Act") and Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). All statements, other than statements of historical facts, included in this Annual Report that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, including, but not limited to, such matters as future product development, business development, competition, future revenues, business strategies, expansion and growth of the Company's operations and assets and other such matters are forward-looking statements. These kinds of statements are signified by words such as "believes," "anticipates," "expects," "intends," "may", "could," and other similar expressions. However, these words are not the exclusive means of identifying such statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, including the risk factors discussed below, general economic and business conditions, the business opportunities (or lack thereof) that may be presented to and pursued by the Company, changes in law or regulations and other factors, many of which are beyond the Company's control. Specific factors that could cause results to differ materially from historical results or those anticipated are: (1) the level of demand for adjustable rate mortgages, which is affected by external factors such as interest rates, the strength of the California economy and Southern California economy in particular; (2) fluctuations between consumer interest rates and the cost of funds; (3) federal and state regulation of lending, deposit and other operations, and (4) competition for financial products and services within the Bank's market areas. Investors are cautioned that any such statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in the forward-looking statements.


                            FirstFed Financial Corp.
                                      Index
                                                                                                          Page
Part I     Item 1.       Business................................................................           4
           Item 2.       Properties..............................................................          24

           Item 3.       Legal Proceedings.......................................................          24
           Item 4.       Submission of Matters to a Vote of Security Holders.....................          24

Part II    Item 5.       Market for Registrant's Common Equity and Related
                         Stockholder Matters.....................................................          24

           Item 6.       Selected Financial Data.................................................          25
           Item 7.       Management's Discussion and Analysis of Financial
                         Condition and Results of Operations.....................................          26
           Item 7a.      Quantitative and Qualitative Disclosures About Market Risk..............          38
           Item 8.       Financial Statements and Supplementary Data.............................          42
                         Notes to Consolidated Financial Statements..............................          46
                         Independent Auditors' Report............................................          74
           Item 9.       Changes In and Disagreements with Accountants on
                         Accounting and Financial Disclosure.....................................          75

Part III   Item 10.      Directors and Executive Officers of the Registrant......................          75
           Item 11.      Executive Compensation..................................................          75
           Item 12.      Security Ownership of Certain Beneficial Owners and
                         Management..............................................................          75
           Item 13.      Certain Relationships and Related Transactions..........................          75
           Item 14.      Controls and Procedures.................................................          75

Part IV    Item 15.      Exhibits, Consolidated Financial Statement
                         Schedules, and Reports on Form 8K.......................................          76

Signatures ......................................................................................          77
Power of Attorney................................................................................          78
Certification of Chief Executive Officer.........................................................          79
Certification of Chief Financial Officer.........................................................          80
99.1 Certification of Chief Executive Officer pursuant to 18 USC Section 1350, as
      adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002..........................          81
99.2 Certification of Chief Financial Officer pursuant to 18 USC Section 1350, as
      adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002..........................          82


                                     PART I
ITEM 1 -- BUSINESS

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

     The Company's periodic and current reports are available free of charge on its website at www.firstfedca.com as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.

     At December 31, 2002, the Company had assets totaling $4.3 billion, compared to $4.7 billion at December 31, 2001 and $4.4 billion at December 31, 2000. The Company recorded net earnings of $55.2 million for 2002, compared to net earnings of $50.3 million for 2001 and $38.5 million for 2000.

     The Bank derives its revenues principally from interest on loans and investments and loan origination fees. Its major items of expense are interest on deposits and borrowings, and general and administrative expense.

     As of February 15, 2003, the Bank operated 29 retail savings branches, all located in Southern California. Permission to operate all full-service branches must be granted by the Office of Thrift Supervision ("OTS"). In addition to its retail branches, the Bank operates a call center, which conducts transactions with deposit and loan customers by telephone.

     The Bank's principal loan market is Southern California. The Bank has a residential lending group which includes a retail lending division with two loan offices. Additionally, the Bank has an income property lending group with two offices and a commercial banking division with two offices.

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

     The Bank's primary market is the Los Angeles County area of Southern California. According to the UCLA Anderson Forecast for California, December 2002 Report ("Forecast"), "California and Los Angeles, like the rest of the nation, entered into a recession during 2002. The forces that are slowing the recovery here in Southern California are much the same as the forces that are slowing the national recovery." According to the Forecast, real estate housing prices are expected to increase during 2003 but at a slower pace than 2002. The growth in home values in Los Angeles County are expected to decrease from a high of 15.2% during the third quarter of 2002 to only 2.9% during the fourth quarter of 2003.

     Consistent with the favorable real estate climate in the greater Los Angeles area, the Bank's non-performing assets remained unchanged at 0.17% of total assets at the end of 2002, the same as at the end of 2001, and compared favorably to 0.19% at the end of 2000.

     The Bank monitors the sufficiency of the collateral supporting its loan portfolio based on many factors including the property location, the date of loan origination and the original loan-to-value ratio. The Bank adjusts its general allowance for loan losses as a result of these evaluations. No provision for loan losses was necessary during 2002, 2001 or 2000.

     The ratio of allowances for loan losses (general valuation allowances and valuation allowances for impaired loans) to gross loans receivable was 1.96% at the end of 2002 compared to 1.83% at the end of 2001 and 1.95% at the end of 2000. The increase in the ratio in 2002 from 2001 was due to a reduction in gross loans receivable. The decrease in the ratio in 2001 from 2000 was due to growth in gross loans receivable. See "Business - Loan Loss Allowance" for additional information.

     The Bank also maintains a separate valuation allowance for impaired loans and a repurchase liability for loans sold with recourse. See "Business - Loan Loss Allowance" for additional information regarding valuation allowances for these loans.

     Current Interest Rate Environment. The Federal Reserve Board ("FRB") decreased interest rates once during 2002 and eleven times during 2001. The FRB increased interest rates three times during 2000. Through February 2003, the FRB has not changed interest rates.

     The Bank's interest rate spread typically increases in a decreasing interest rate environment, (savings and borrowing costs decrease immediately while the loan portfolio yield decreases more slowly). The reverse is true during periods of increasing interest rates. The Bank's loan portfolio typically shrinks in a decreasing interest rate environment due to payoffs of adjustable rate loans. Furthermore, borrowers normally prefer fixed rate loans when rates are low, which hinders the Bank's ability to originate new loans for its portfolio.

     Changes in interest rates impact the Bank's loan portfolio yield due to the interest rate adjustment features of its loans. There is also a time lag before changes in interest rates can be implemented with respect to the Bank's loan portfolio due to operational and regulatory constraints. These constraints do not allow the Bank to implement monthly changes in the primary index utilized for the majority of its adjustable rate loan customers for a period of ninety days.

     The Bank's interest rate spread increased to 2.92% in 2002 from 2.71% in 2001 because the cost of its deposits and borrowings decreased more quickly than the rates earned on its loan portfolio. The increase to 2.71% in 2001 from 2.37% in 2000 was also due to the cost of its deposits and borrowings decreasing more quickly than the rates earned on its loan portfolio. See "Asset-Liability Management" and "Components of Earnings - Net Interest Income" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information.

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

     Environmental Concerns. In certain circumstances, such as if it actively participates in the management or operation of a property securing its loans, the Bank could have liability for any properties found to have pollutant or toxic features. Environmental protection laws are strict and impose joint and several liability on numerous parties. It is possible for the cost of cleanup of environmental problems to exceed the value of the security property. The Bank has adopted environmental underwriting requirements when considering loans secured by properties which appear to have environmentally high risk characteristics (e.g. commercial and industrial properties and construction of all property types, which may contain friable asbestos or lead paint hazards). The Bank also requires environmental insurance on all commercial properties (retail, office, industrial) and on multi-family properties that may be near any commercial influence. These requirements are intended to minimize the risk of environmental hazard liability. The Bank's policies are also designed to avoid the potential for liability imposed on lenders who assume the management of a property.

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

Lending Activities

     General. The Bank's primary lending activity has been the origination of loans for the purpose of enabling borrowers to purchase, refinance or construct improvements on residential real property. The loan portfolio primarily consists of loans made to homebuyers and homeowners on the security of single family dwellings and multi-family dwellings. The loan portfolio also includes loans secured by commercial and industrial properties, consumer loans and commercial business loans.

     For an analysis of loan portfolio composition and an analysis of the types of loans originated, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Balance Sheet Analysis - Loan Portfolio and Loan Composition."

     Origination and Sale of Loans. The Bank employs loan representatives on an incentive compensation basis to obtain qualified applicants for loans. The Bank also derives business from other sources such as mortgage brokers, borrower referrals, and clients from its retail banking branches.

     Loan originations and purchases were $1.3 billion in 2002, $1.5 billion in 2001, and $1.1 billion in 2000. Loan origination volume decreased during 2002 due to borrower demand for fixed rate loans at very low interest rates. Loan origination volume has improved over the last three years due to an increase in real estate activity in the Bank's market areas. The above amounts include loan purchases totaling $89 thousand during 2002, $132.6 million during 2001 and $14.1 million during 2000.

     Loans sold totaled $134.2 million in 2002, $61.2 million in 2001 and $9.5 million in 2000. For the year ended December 31, 2002, $103.7 million in loans were originated for sale compared to $64.2 million for 2001 and $10.9 million in 2000. Loans originated for sale totaled 8%, 5% and 1% of loan originations during 2002, 2001 and 2000, respectively. The increase in loans originated for sale is due to borrower preference for 30-year and 15-year fixed rate loans, which were available to borrowers at lower interest rates in 2002 compared to 2001. The Bank originates 30-year and 15-year fixed rate loans only for resale to the secondary markets.

     Loans held-for-sale at December 31, 2002, 2001 and 2000 were $2.3 million, $5.2 million and $2.2 million, respectively, constituting 0.06%, 0.13% and 0.06%, respectively, of the Bank's total loans at such dates.

     Loans originated for sale are recorded at the lower of cost or fair value. The time from origination to sale typically takes up to 30 days. During this time period the Bank may be exposed to price adjustments as a result of fluctuations in market interest rates.

     The Bank, in prior years, has structured mortgage-backed securities with loans from its loan portfolio for use in collateralized borrowing arrangements. In exchange for the improvement in credit risk when the mortgage-backed securities are formed, guarantee fees are paid to the Federal Home Loan Mortgage Corporation ("FHLMC") or the Federal National Mortgage Association ("FNMA"). No loans have been converted into mortgage-backed securities since 1995. The Bank originated all loans underlying the mortgage-backed securities that it owns. Therefore, mortgage-backed securities generally have the same experience with respect to prepayment, repayment, delinquencies and other factors as the remainder of the Bank's portfolio.

     The portfolio of mortgage-backed securities was recorded at fair value as of December 31, 2002, 2001 and 2000. Positive fair value adjustments for mortgage-backed securities totaling $1.6 million and $1.9 million, net of tax, were recorded in stockholders' equity at December 31, 2002 and 2001, respectively. A negative fair value adjustment for mortgage-backed securities totaling $1.9 million, net of taxes, was recorded in stockholders' equity at December 31, 2000.

     The Bank serviced $197.3 million in loans for other investors as of December 31, 2002. $108.6 million of these loans were sold under recourse arrangements. The Bank has an additional $8.1 million in loans that were formed into mortgage-backed securities with recourse features, but were still owned by the Bank as of December 31, 2002. Due to regulatory requirements, the Bank maintains capital for loans sold with recourse as if those loans had not been sold. The Bank has not entered into any new recourse arrangements since 1989. Loans sold with recourse are analyzed in determining the adequacy of the repurchase liability. The decrease in the principal balance of loans sold with recourse to $108.6 million at the end of 2002 from $137.2 million at the end of 2001 and $159.8 million at the end of 2000 was due to loan amortization and payoffs.

     Interest Rates, Terms and Fees. The Bank originates residential adjustable mortgage loans ("AMLs") with 30 and 40 year terms and interest rates which adjust each month based upon the Federal Home Loan Bank's Eleventh District Cost of Funds Index ("COFI"), the one year U.S. Treasury Security rate, the 12-month average U.S. Treasury Security rate, LIBOR, starting at the end of 2002, a Three Month Certificate of Deposit Index ("CODI"). (See "Asset-Liability Management" in "Quantitative and Qualitative Disclosures About Market Risk.") While the monthly payment adjusts annually, the maximum annual change in the payment is limited to 7.5%. Any additional interest due as a result of a rising Index is added to the principal balance of the loan ("negative amortization"). Payments are adjusted every five years without regard to the 7.5% limitation to provide for full amortization during the balance of the loan term. Although the interest rates are adjusted monthly, these loans have maximum interest rates which can be charged ranging from 400 to 750 basis points above their initial interest rate. Generally, these loans may be assumed at any time during their term provided that the person assuming the loan meets the Bank's credit standards and enters into a separate written agreement with the Bank. Additionally, the new borrower is required to pay assumption fees customarily charged for similar transactions.

     The Bank also originates adjustable rate loans with initial fixed interest rates for periods ranging from 3 to 10 years ("hybrid" loans). By policy, the Bank will either match the fixed rate period of these hybrid loans with borrowings for the same term or will hold unmatched fixed rate loans in its portfolio up to 5% of total assets. Loans originated under this program totaled $419.7 million in 2002, $1.0 billion in 2001 and $75.9 million in 2000. Originations of adjustable rate loans with initial fixed interest rates declined during 2002 because the rate differential between these loans and traditional fixed rate loans was not sufficient to attract borrowers. Adjustable rate loans with initial fixed interest rates were popular during 2001 because their initial interest rates were competitive with longer term fixed rate loan products.

     Under current portfolio loan programs, the Bank normally lends no more than 95% of a single family property's appraised value at the time of loan origination. In addition, the Bank has special Community Reinvestment Act loan programs in which it lends up to 97% of the property's appraised value.

     The Bank generally requires that borrowers obtain private mortgage insurance on loans in excess of 80% of the appraised property value. On certain loans originated for the portfolio, the Bank charges premium rates and/or fees in exchange for waiving the insurance requirement. Management believes that the additional rates and fees that the Bank receives for these loans compensate for the additional risk associated with this type of loan. Subsequent to the origination of a portfolio loan, the Bank may purchase private mortgage insurance with its own funds. Under certain mortgage insurance programs the Bank acts as co-insurer and participates with the insurer in absorbing any future loss. As of December 31, 2002, 2001 and 2000, loans with co-insurance totaled $106.6 million, $140.4 million and $212.6 million, respectively. Loans originated with an initial loan-to-value greater than 80% with no private mortgage insurance totaled $159.7 million at December 31, 2002, $354.5 million at December 31, 2001 and $268.2 million at December 31, 2000.

     Because AML loan-to-value ratios may increase above those established at the time of loan origination due to negative amortization, the Bank rarely lends in excess of 90% of the appraised value on AMLs. When the Bank does lend in excess of 90% of the appraised value, additional fees and higher rates are charged. The amount of negative amortization recorded by the Bank increases during periods of rising interest rates. As of December 31, 2002, negative amortization on all loans serviced by the Bank was immaterial.

     Although regulations permit a maximum loan term of 40 years for real estate secured home loans and 30 years for other real estate loans, the majority of the Bank's real estate loans provide for a maximum maturity period of 30 years or less. Loans with 40-year terms constituted 6%, 4% and 7% of loan originations during 2002, 2001 and 2000, respectively.

     The following table shows the contractual remaining maturities of the Bank's loans at December 31, 2002:

                                                                    Loan Maturity Analysis
                                                                        Maturity Period
                                  ------------------------------------------------------------------------------------------
                                     Total        1 Year       > 1 Year      > 5-10        > 10-20       > 20-30      > 30
                                    Balance      or Less      to 5 Years      Years         Years         Years       Years
                                  ----------    ---------    ----------     ---------    ---------     ---------    --------
                                                                        (In thousands)
Interest rate sensitive loans:
  AMLs.........................$  3,700,219  $     87,759 $     770,733 $     612,819 $  1,232,556 $     908,951 $    87,401
  Fixed rate loans.............      94,320         5,985        44,989        26,238       11,746         5,194         168
  Commercial business loans....      20,304         4,739        15,565            --           --            --          --
  Construction loans...........       6,927         3,470         3,457            --           --            --          --
  Consumer and other loans.....      36,880        36,331           187           362           --            --          --
                                  ---------     ---------    ----------     ---------    ---------     ---------    --------
Total..........................$  3,858,650  $    138,284 $     834,931 $     639,419 $  1,244,302 $     914,145 $    87,569
                                  =========     =========    ==========     =========    =========     =========    ========

Non-accrual, Past Due, Impaired and Restructured Loans

     The Bank establishes allowances for delinquent interest equal to the amount of accrued interest on all loans 90 days or more past due or in foreclosure. This practice effectively places such loans on non-accrual status for financial reporting purposes.

     The following is a summary of non-accrual loans for which delinquent interest allowances had been established as of December 31, for the end of each of the periods indicated:

                                  % of                 % of                  % of                 % of                  % of
                         2002      Total      2001      Total       2000      Total      1999      Total       1998     Total
                       -------    ------    -------    -------    -------    ------    -------    -------    -------    -----
                                                                (Dollars in thousands)
Non-accrual loans:
  Single family.....$   5,705       85%  $   6,062        93%  $   5,603       89%  $   9,626        70%  $  12,270      42%
  Multi-family......    1,017       15         422         6         662       11       3,995        29      13,005      44
  Commercial........       --       --          --        --          --       --         225         1       4,040      14
  Consumer..........       --       --          16         1          --       --          --        --          --      --
                       ------    ------    -------    -------    -------    ------    -------    -------    -------    -----
Total non-accrual
    loans...........$   6,722      100%  $   6,500       100%  $   6,265      100%  $  13,846       100%  $  29,315     100%
                       ======    ======    =======    =======    =======    ======    =======    =======    =======    =====

     The allowance for delinquent interest, based on loans past due more than 90 days or in foreclosure, totaled $372 thousand, $504 thousand, $511 thousand, $720 thousand and $1.9 million at December 31, 2002, 2001, 2000, 1999 and 1998, respectively.

     The Bank's modified loans result primarily from temporary modifications of principal and interest payments. Under these arrangements, loan terms are typically reduced to no less than a monthly interest payment required under the note. If the borrower is unable to return to scheduled principal and interest payments at the end of the modification period, foreclosure proceedings are initiated or the modification period may be extended. As of December 31, 2002, the Bank had modified loans totaling $3.9 million, net of loan loss allowances of $496 thousand. This compares with modified loans totaling $7.4 million, net of loan loss allowances of $1.9 million as of December 31, 2001 and $9.6 million, net of loan loss allowances of $1.9 million as of December 31, 2000. No modified loans were 90 days or more delinquent as of December 31, 2002, 2001 or 2000.

     Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS No. 114"), requires the measurement of impaired loans. SFAS No. 114 does not apply to large groups of homogeneous loans that are collectively reviewed for impairment.

     The Bank considers a loan to be impaired when management believes that the Bank will be unable to collect all amounts due under the contractual terms of the loan agreement. In accordance with SFAS 114, the Bank evaluates the collectibility of commercial business loans greater than or equal to $500,000, single-family loans greater than or equal to $750,000, and income property loans greater than or equal to $1,500,000 for impairment purposes using its normal loan review procedures. When a loan is determined to be impaired, the Bank measures impairment based on either (1) the present value of expected future cash flows, discounted at the loan's effective interest rate; (2) the loan's observable market price, or (3) the fair value of the collateral. Estimated impairment losses are included in the Bank's impairment allowances.

     Valuation allowances for impaired loans totaled $496 thousand, $1.9 million and $1.8 million as of December 31, 2002, 2001 and 2000, respectively. The following is a summary of impaired loans, net of valuation allowances for impairment, for the periods indicated:

                                                          Year Ended December 31,
                                                     ---------------------------------
                                                       2002         2001         2000
                                                     --------    ---------    --------
                                                                  (In thousands)
Non-accrual loans..............................   $        -- $       978  $       --
Modified loans.................................         1,567       6,416       8,770
                                                     --------    --------    --------
                                                  $     1,567 $     7,394  $    8,770
                                                     ========    ========    ========

     All impaired non-accrual loans as of December 31, 2001 were single family loans.

     When a loan is considered impaired the Bank measures impairment based on the present value of expected future cash flows (over a period not to exceed 5 years) discounted at the loan's effective interest rate. However, if the loan is "collateral-dependent" or a probable foreclosure, impairment is measured based on the fair value of the collateral. When the measure of an impaired loan is less than the recorded investment in the loan, the Bank records an impairment allowance equal to the excess of the Bank's recorded investment in the loan over its measured value. As of December 31, 2002, December 31, 2001, and December 31, 2000, impaired loans totaling $1.6 million, $3.9 million, and $5.1 million, respectively, had no valuation allowances established. All impaired loans were measured using the fair value method as of December 31, 2002, December 31, 2001 and December 31, 2000, with values totaling $1.6 million, $7.4 million and $8.8 million, respectively.

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

     The following is an analysis of the activity in the Bank's valuation allowance for impaired loans during the periods indicated (in thousands):

Balance at December 31, 1997...............................  $    9,775
   Provision for loan losses...............................         640
   Net charge-offs.........................................      (2,781)
                                                               --------
Balance at December 31, 1998...............................       7,634
   Net charge-offs.........................................      (5,038)
                                                               --------
Balance at December 31, 1999...............................       2,596
   Net charge-offs.........................................        (804)
                                                               --------
Balance at December 31, 2000...............................       1,792
   Transfer from general valuation allowance...............          58
                                                               --------
Balance at December 31, 2001...............................       1,850
   Transfer from general valuation allowance...............      (1,354)
                                                               --------
Balance at December 31, 2002...............................  $      496
                                                               ========

     Cash payments received from impaired loans are recorded in accordance with the contractual terms of the loan. The principal portion of the payment is used to reduce the principal balance of the loan, whereas the interest portion is recognized as interest income.

     The average recorded investment in impaired loans during 2002, 2001 and 2000 was $5.0 million, $7.4 million and $8.8 million, respectively. The amount of interest income recognized from impaired loans during 2002, 2001 and 2000 was $322 thousand, $597 thousand and $706 thousand, respectively, under the cash basis method of accounting. Interest income that was recognized under the accrual basis method of accounting for 2002, 2001 and 2000 totaled $316 thousand, $587 thousand and $712 thousand, respectively.

Internal Asset Review System

     In accordance with the regulations of the OTS, the Bank maintains a system for the on-going risk grading of all assets based on an assessment of the repayment capacities of the borrower, the collateral property, guarantors and endorsers. The risk grading system provides a tool for risk measurement, early problem asset identification and proper pricing for new extensions of credit.

     Assets are classified according to a nine-tiered risk grading system. The nine risk grades are segmented into three general groups: "unclassified" (Risk Grades 1 through 5), "criticized" (Risk Grade 6 - Special Mention), and "classified" (Risk Grade 7 - Substandard, Risk Grade 8 - Doubtful and Risk Grade 9 - Loss). In determining the appropriate Risk Grade for an asset, consideration is given to information on repayment prospects, including the value of and cash flow provided by collateral and secondary support provided by the borrowers and guarantors. Other factors considered in the assignment of a risk grade include other cash flow sources, the stability of income sources, the type, value, condition, and liquidity of collateral pledged, the obligor's credit history and access to alternative financing and market influences.

     All assets are subject to on-going classification through the Bank's internal review system. For internal asset review purposes, the Bank's asset portfolio is segregated into three distinct groups: assets subject to review by the Loan Workout Committee (a committee of Bank officers responsible for resolving problem asset situations), homogeneous assets and non-homogeneous assets.

     Assets Subject to Review by the Loan Workout Committee. The Loan Workout Committee monitors and develops repayment strategies for the Bank's most complex problem assets, such as delinquent high balance residential and income property loans, commercial business loans and loans with collateral properties currently managed by a court- appointed receiver.

     Non-Homogeneous Assets. These are performing income property loans with unpaid balances greater than $1.5 million, 36+ unit apartment loans, and commercial business loans. Other non-homogeneous assets may include investments in subsidiaries, investments in securities, and significant off-balance sheet items. In accordance with SFAS No. 114, the Bank identifies and evaluates non-homogeneous assets for impairment on an individual basis based on the present value of expected future cash flows discounted at the loan's effective interest rate, or at the loan's observable market price or at the fair value of its collateral. For further discussion of impaired loans, see "Business - Non-accrual, Past Due and Restructured Loans".

     Homogeneous Assets. These assets are other than non-homogeneous assets and those reviewed by the Loan Workout Committee. Generally, these assets include residential loans, lower-balance income property loans, and consumer loans and are collectively, rather than individually, evaluated for risk grading purposes through the identification of risk characteristics common to specific types of assets.

     The remainder of the portfolio is segmented into groups of loans with similar risk characteristics for evaluation and analysis under Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies" ("SFAS No.5").

Loan Loss Allowance

     The Bank maintains a general valuation allowance for loan losses due to the inherent risks in the loan portfolio that have yet to be specifically identified. As discussed above, the Bank's asset classification system serves as a foundation for determining the appropriate level of the general valuation allowance. Within the classification categories, loans are stratified based on factors affecting the perceived level and concentration of risk, such as type of collateral, year of origination, original loan-to-value ratio and geographic location.

     The Bank calculates the appropriate level of general valuation allowance by applying reserve factors to the balance of assets on which the Bank has loss exposure ("exposure base"). These reserve factors represent the expected likelihood of default multiplied by the expected rate of loss. The expected rate of loss is derived from the Bank's historical loss experience and adjusted for current and anticipated conditions and trends.

     The Bank reviews the general valuation allowance for adequacy at least quarterly and evaluates the performance trends in the loan portfolio to establish adequate reserve factors. The Bank's Asset Classification Committee, comprised of senior Bank officers, reviews the general valuation allowance analysis and methodology on a quarterly basis. The Board of Directors reviews and approves the GVA policy annually.

     The following is an analysis of the activity in the Bank's general loan valuation allowances for the periods indicated:

                                                                             Year Ended December 31,
                                                        -----------------------------------------------------------------
                                                           2002          2001           2000         1999          1998
                                                        ---------    -----------    ----------    ----------    ---------
                                                                                  (In thousands)
Beginning general loan valuation allowances.......   $    72,919  $      70,809  $     69,954  $     67,638  $     61,237
Provision for loan losses.........................            --             --            --            --         6,560
General loan valuation allowances obtained in
    acquisition...................................            --          2,050            --            --            --
Charge-offs, net of recoveries:
    Single family.................................          (372)          (322)         (767)         (342)       (1,497)
    Multi-family..................................           189            286         1,692         2,650         1,354
    Commercial....................................            --             --          (105)          111           (32)
    Non-real estate...............................         1,133            154            35          (103)           16
                                                        --------    -----------    ----------    ----------     ---------
Total net recoveries (charge-offs)................           950            118           855         2,316          (159)
Transfers from (to) impaired valuation allowance..         1,354            (58)           --            --            --
                                                        --------    -----------    ----------    ----------     ---------
Ending general loan valuation allowances..........   $    75,223  $      72,919  $     70,809  $     69,954  $     67,638
                                                        ========    ===========    ==========    ==========     =========

     Combining activity in the general valuation allowances and the valuation in allowances for impaired loans, the Bank recorded total net recoveries of $950 thousand, $118 thousand and $51 thousand during 2002, 2001 and 2000, respectively. Total net charge-offs of $2.7 million and $2.9 million were recorded during 1999 and 1998, respectively, which represented 0.09% and 0.10% of the average loan portfolio for such periods. The low level of charge-offs over the last five years is due to the improved condition of the Southern California economy and real estate market since the recession of the mid-1990's.

     Any increase in charge-offs would adversely impact the Bank's future loan loss provisions and earnings.

     The Bank's total general valuation allowance for loans was 1.89% of total loans with loss exposure at December 31, 2002, 1.70% at December 31, 2001, 1.81% at December 31, 2000, 2.15% at December 31, 1999 and 2.26% at December 31, 1998.

     The following table details the general valuation allowance by loan type for the periods indicated:

                                                               Year Ended December 31,
                       ------------------------------------------------------------------------------------------------------
                                  % of                 % of                  % of                 % of                  % of
                         2002      Total      2001      Total       2000      Total      1999      Total       1998     Total
                       -------    ------    -------    -------    -------    ------    -------    -------    -------    -----
                                                                (Dollars in thousands)
Real estate loans:
  Single family.....$  24,952       33%  $  30,040        41%  $  37,695       53%  $  24,985        35%  $  23,061      34%
  Multi-family......   27,037       36      23,955        33      22,529       32      38,332        55      37,875      56
  Commercial........    9,938       13       7,860        11       5,797        8       6,129         9       6,034       9
  Construction......    2,281        3       3,687         5          --       --          --        --          --      --
                      -------    ------    -------    -------    -------    ------    -------    -------    -------    -----
 Total real estate
    loans...........   64,208       85      65,542        90      66,021       93      69,446        99      66,970      99
                      -------    ------    -------    -------    -------    ------    -------    -------    -------    -----
Non-real estate
   loans:
  Commercial........    4,977        7       5,120         7       3,214        5          65        --          --       --
  Consumer..........    5,978        8       1,918         3       1,073        1          87        --          72       --
  Other.............       60       --         339        --         501        1         356         1         596        1
                      -------    ------    -------    -------    -------    ------    -------    -------    -------    -----
Total non-real
   estate loans.....   11,015       15       7,377        10       4,788        7         508         1         668        1
                      -------    ------    -------    -------    -------    ------    -------    -------    -------    -----
Total...............$  75,223      100%  $  72,919       100%  $  70,809      100%  $  69,954       100%  $  67,638      100%
                      =======    ======    =======    =======    =======    ======    =======    =======    =======    =====

     The exposure base of single-family loans declined by $463.8 million and the proportion of higher risk loans was reduced, resulting in a $5.1 million reduction in the general valuation allowance. The increase in the multi-family and commercial real estate loan exposure base of $84.4 million and $56.3 million, respectively, resulted in an increase in the general valuation allowance of $3.1 million and $2.1 million, respectively. The exposure base of the construction loan portfolio declined by $41.3 million, generating a reduction of $1.4 million to the general valuation allowance. The increase in the commercial loan exposure base of $2.1 million, sustained by enhanced experience with managing commercial loans, resulted in a decrease of $143 thousand in the general valuation allowance. The consumer loan exposure base increased by $56.2 million, which resulted in an addition of $4.1 million to the general valuation allowance. The remainder of the change in the general valuation allowance for loans was attributable to changes in miscellaneous loans.

     During 2001, certain changes in the exposure base of the loan portfolio resulted in an increase of $2.1 million in the total general valuation allowance for loans. The exposure base of single-family loans declined by $59 million and the proportion of higher risk loans was reduced, resulting in a $7.7 million reduction in the general valuation allowance. The increase in the multi-family and commercial real estate loan exposure base of $216.0 million and $117.9 million, respectively, was partially offset by the reduction in the risk composition, resulting in an increase in general valuation allowance of $1.4 million and $2.1 million, respectively. The newly acquired construction loan portfolio added $3.7 million to the general valuation allowance. The increase in the commercial loan exposure base of $13.3 million and the classification of certain loans as substandard resulted in an increase of $1.9 million in the general valuation allowance. The consumer loan exposure base increased by $31.5 million, thus adding $845 thousand to the general valuation allowance. The remainder of the change in the general valuation allowance for loans was attributable to changes in other loan categories.

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

     The Bank also maintains a repurchase liability for loans sold with recourse, which is included in "Accrued Expenses and Other Liabilities" in the Company's Statement of Financial Condition. The Bank's repurchase liability for loans sold with recourse represents the total losses that are estimated to occur over the remaining life of the portfolio of loans sold with recourse, discounted to present value. During 2002, the Bank revised its current estimate of the required repurchase liability for loans sold with recourse from $12.8 million to $6.9 million. This reduced liability amount reflects the fact that the total portfolio of loans sold with recourse has been experiencing significant payoffs, and has had better credit experience than was previously estimated. The remaining repurchase liability of $6.9 million represents approximately 6.35% of the total portfolio of loans sold with recourse at December 31, 2002. The activity in the repurchase liability for loans sold with recourse for 2002, 2001, 2000, 1999 and 1998 is presented below (in thousands):


  Balance at December 31, 1998.................................       $  12,546
  Net recoveries...............................................             278
                                                                      ---------
  Balance at December 31, 1999.................................          12,824
  Net recoveries...............................................              --
                                                                      ---------
  Balance at December 31, 2000.................................          12,824
  Net recoveries...............................................              --
                                                                      ---------
  Balance at December 31, 2001.................................          12,824
  Liability adjustment recorded as gain on sale of loans.......          (5,924)
  Net recoveries...............................................              --
                                                                      ---------
  Balance at December 31, 2002.................................       $   6,900
                                                                      =========

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset Quality Ratios" for an analysis of the Bank's general valuation allowances as a percentage non-performing loans and loans receivable.

     Potential Problem Loans. The Bank also had $2.1 million, $6.2 million and $6.7 million in potential problem real estate loans as of December 31, 2002, December 31, 2001 and December 31, 2000, respectively. These are loans that do not meet the criteria of impaired or non-performing loans but have displayed some past or present weakness. If the weakness is not corrected, the loan could eventually result in a loss to the Bank.

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

     Generally, loans greater than 90 days delinquent are placed into foreclosure and a valuation allowance is established, if necessary. The Bank acquires title to the property in most foreclosure actions in which the loan is not reinstated by the borrower. Once real estate is acquired in settlement of a loan, the property is recorded at fair value less estimated costs to sell.

     Following the acquisition of foreclosed real estate ("REO"), the Bank evaluates the property and establishes a plan for marketing and disposing of the property. After inspecting the property, the Bank determines whether the property may be disposed of in its present condition or if repairs, rehabilitation or improvements are necessary.

     The following table provides information regarding the Bank's REO activity for the periods indicated:

                                                            Year Ended December 31,
                                                    --------------------------------------
                                                       2002          2001           2000
                                                    ---------    -----------    ----------
                                                                (In thousands)
Beginning balance..............................  $     1,485  $       2,157  $      2,202
  Additions....................................        1,881          5,136         5,050
  Sales and other..............................       (3,047)        (5,808)       (5,095)
                                                    --------     ----------     ---------
Ending balance.................................  $       319  $       1,485  $      2,157
                                                    ========     ==========     =========

     Other Interest-Earning Assets. The Bank owned no contractually delinquent interest-earning assets other than loans as of December 31, 2002.

     Investment Activities. It is the Bank's policy to maintain liquidity investments at a modest level and to use available cash to originate mortgages that normally command higher yields. Therefore, interest income on investments generally represents less than 5% of total revenues.

     The following table summarizes the total investment portfolio at historical cost by type at the end of the periods indicated:

                                                                      At or for the Year Ended December 31,
                                                    ------------------------------------------------------------------------
                                                        2002           2001            2000           1999           1998
                                                    -----------    -----------     -----------      ----------   -----------
                                                                              (Dollars in thousands)
U.S. treasury securities..........................$         200  $         300   $         300  $          300 $       300
U.S. agency securities............................           --         28,199          38,185          38,167      28,156
Collateralized mortgage obligations ("CMO's").....      101,802         80,013          98,562         115,704      36,380
                                                      ---------     ----------      ----------      ----------   ---------
                                                        102,002        108,512         137,047         154,171      64,836

Unrealized gain (loss) on securities available-
   for-sale.......................................        1,053          1,932            (510)         (2,976)       (503)
                                                     ----------     ----------       ---------      ----------   ---------
                                                  $     103,055  $     110,444   $     136,537  $      151,195 $    64,333
                                                     ==========     ==========       =========      ==========   =========
Weighted average yield on interest-earning
   investments end of period......................         4.77%          6.07%           5.99%           5.86%       5.38%
                                                     ==========     ==========       =========      ==========   =========

     The Bank's collateralized mortgage obligations all have expected maturities within five years.

Sources of Funds

     General. The Bank's principal sources of funds are savings deposits, advances from the FHLBSF and securities sold under agreements to repurchase.

     Deposits. The Bank obtains deposits through three different sources: 1) its
retail  branch  system,   2)  phone   solicitations   by  designated   employees
(telemarketing deposits), and 3) national brokerage firms.

     Deposits acquired through telemarketing efforts are typically placed with the Bank by professional money managers and represented 3%, 4% and 2% of total deposits at December 31, 2002, 2001 and 2000, respectively. The level of telemarketing deposits varies based on yields available to depositors on other investment instruments and the depositors' perception of the Bank's creditworthiness.

     Deposits acquired through national brokerage firms represented 6%, 14% and 18% of total deposits at December 31, 2002, 2001 and 2000, respectively. Any fees paid to deposit brokers are amortized over the term of the deposit. Based on historical renewal percentages, management believes that these deposits are a stable source of funds. Institutions meeting the regulatory capital standards necessary to be deemed well-capitalized are not required to obtain a waiver from the Federal Deposit Insurance Corporation ("FDIC") in order to accept brokered deposits. See "Management's Discussion and Analysis - Capital Resources and Liquidity."

     Deposits obtained through the retail branch system were $2.3 billion at December 31, 2002, $2.1 billion at December 31, 2001 and $1.7 billion at December 31, 2000. Retail deposits comprised 91% of total deposits at December 31, 2002, 82% of total deposits at December 31, 2001 and 80% of total deposits at December 31, 2000. Management attributes the increase in retail deposits during 2002 to increased deposits from stock market investors wanting more security for their investments. During 2001, the Bank acquired four retail offices with deposits totaling $174.8 million as part of the purchase of two small financial institutions. As of December 31, 2002, deposits at these acquired branches totaled $163.7 million. The increase in retail deposits during 2000 was the result of two branch purchases during that year.

     The Bank has concentrated its marketing efforts over the last several years on the attraction and retention of non-term accounts. As a result, the percentage of fixed-term certificates of deposit in the Bank's total deposits has decreased from 57% as of December 31, 2000 and 52% as of December 31, 2001 to 36% as of December 31, 2002.

     The following table shows the average balances and average rates paid on deposits by deposit type for the periods indicated:

                                                                During the Year Ended December 31,
                                   ----------------------------------------------------------------------------------------------
                                             2002                              2001                              2000
                                   --------------------------        --------------------------        --------------------------
                                     Average        Average            Average        Average            Average       Average
                                     Balance         Rate              Balance          Rate             Balance         Rate
                                   -----------    -----------        -----------    -----------        ----------    ------------
                                                                      (Dollars in thousands)
Passbook accounts............  $      106,591           1.47%    $       94,067           1.53%    $        81,330           1.98%
Money market deposit accounts
                                      909,866           2.50            613,745            3.84            501,084           4.63
Interest-bearing checking
    accounts.................         164,930           0.66            141,282            0.97            128,678           1.19
Non interest-bearing
    checking accounts........         234,936             --            189,185              --            161,863             --
Fixed term certificate
    accounts.................       1,101,043           3.20          1,279,465            4.64          1,259,972           5.20
                                    ---------                         ---------                          ---------
                               $    2,517,366           2.42%    $    2,317,744            4.08%    $    2,132,927           4.70%
                                    =========                         =========                          =========

     The following table shows the maturity distribution of jumbo certificates of deposit ($100,000 and greater) as of December 31, 2002 (in thousands):

Maturing in:
  1 month or less..............................................       $  33,256
  Over 1 month to 3 months.....................................          75,627
  Over 3 months to 6 months....................................             397
  Over 6 months to 12 months...................................          56,643
  Over 12 months...............................................          43,579
                                                                       --------
    Total......................................................       $ 209,502
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

     The following tables set forth information regarding the amount of deposits in the various types of savings programs offered by the Bank at the end of the years indicated and the balances and average rates for those dates:

                                                                              At December 31,
                                                   ----------------------------------------------------------------------
                                                          2002                     2001                     2000
                                                   --------------------    ---------------------    ---------------------
                                                      Amount        %         Amount          %        Amount         %
                                                   -----------   ------    ------------    -----    -----------    ------
                                                                           (Dollars in thousands)
Variable rate non-term accounts:
Money market deposit accounts (weighted
   average rate of 2.13%, 2.76% and 4.79%).     $    1,079,278     43%  $      741,978      29%  $      537,475      25%
Interest-bearing checking accounts
    (weighted average rate of 0.43%, 0.72%
    and 1.22%).............................            174,802      7          162,309       7          140,151       6
Passbook accounts (weighted average rate
    of 1.34%, 1.59% and 2.00%).............            111,844      4          104,488       4           80,536       4
Non-interest bearing checking accounts.....            239,695      9          205,597       8          176,059       8
                                                   -----------   -----    ------------    -----     -----------    -----
                                                     1,605,619     63        1,214,372      48          934,221      43
                                                   -----------   -----    ------------    -----     -----------    -----
Fixed-rate term certificate accounts:
Under six-month term (weighted average
    rate of 1.54%, 2.57% and 5.26%)........             37,630      1           54,626       2           61,954       3
Six-month term (weighted average rate of
    1.95%, 3.29% and 6.41%)................            104,600      4          246,161      10          282,922      13
Nine-month term (weighted average rate of
    2.76%, 3.98% and 6.74%)................            101,980      4          170,190       7          240,598      11
One year to 18-month term (weighted
    average rate of 2.63%, 4.45% and 6.11%)
                                                       331,308     14          469,113      18          367,603      17
Two year or 30-month term (weighted
    average rate of 3.55%, 5.38% and 5.83%)
                                                        41,460      2           45,993       2           31,685       2
Over 30-month term (weighted average rate
    of 4.49%, 5.31% and 5.49%).............             94,927      4           39,938       1           31,088       1
Negotiable certificates of $100,000 and
    greater, 30 day to one year terms
    (weighted average rate of 2.32%, 3.84%
    and 6.19%).............................            209,502      8          306,254      12          214,976      10
                                                   -----------   -----    ------------    -----    ------------    -----
                                                       921,407     37        1,332,275      52        1,230,826      57
                                                   -----------   -----    ------------    -----    ------------    -----
Total deposits (weighted average rate of
    1.98%, 3.02% and 4.90%)................     $    2,527,026    100%  $    2,546,647     100%  $    2,165,047     100%
                                                   ===========   =====    ============    =====    ============    =====

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

     Total advances from the FHLBSF were $1.2 billion at December 31, 2002 at a weighted average rate of 3.90%. This compares with advances of $1.6 billion at December 31, 2001 and $1.6 billion at December 31, 2000 with weighted average rates of 5.01% and 6.42%, respectively. The Bank has credit availability with the FHLBSF, which allows it to borrow up to 50% of its assets or approximately $2.1 billion at December 31, 2002.

     The Bank enters into sales of securities under agreements to repurchase (reverse repurchase agreements) which require the repurchase of the same securities. The agreements are treated as borrowings in the Company's Consolidated Statements of Financial Condition. There are certain risks involved with entering into these types of transactions. In order to minimize these risks, the Bank's policy is to enter into agreements only with well-known national brokerage firms that meet their regulatory capital requirements. Borrowings under reverse repurchase agreements totaled $155.3 million at December 31, 2002 at a weighted average rate of 1.61% and were secured by mortgage-backed securities with principal balances totaling $150.3 million. Borrowings under reverse repurchase agreements totaled $211.0 million at December 31, 2001 and $294.1 million at December 31, 2000 at weighted average rates of 2.66% and 6.65%, respectively. The decrease in borrowings under agreements to repurchase over the last three years is due to paydowns of the underlying mortgage-backed securities.

     Borrowings from all sources totaled $1.3 billion, $1.8 billion and $1.9 billion at weighted average rates of 3.63%, 4.74% and 6.46% at December 31, 2002, 2001, and 2000, respectively. Due to the high level of loan payoffs and the growth in retail branch deposits, no additional borrowings were necessary to fund asset growth during 2002 or 2001.

     The Bank's portfolio of short-term borrowings includes short-term variable rate credit advances and FHLB advances due in less than one year from the FHLBSF and securities sold under agreements to repurchase. The following schedule summarizes short term borrowings for the last three years at December 31:

                                                                           Maximum
                                                                          Month-End
                                                                         Outstanding
                                                                           Balance
                                                                          During the
                                            End of Period                   Period                      Average
                                      ---------------------------       ---------------       ----------------------------
                                       Outstanding        Rate                                  Outstanding        Rate
                                      --------------    ---------                             ----------------    --------
                                                                    (Dollars in thousands)
2002
Short-term FHLB advances.........  $         427,000      2.25%      $        885,000      $         611,000        4.01%
Securities sold under agreements
    to repurchase................            155,273      1.61                208,367                169,335        2.04

2001
Short-term FHLB Advances.........  $         985,000      4.86%      $        987,000      $         900,895        5.68%
Securities sold under agreements
    to repurchase................            211,040      2.66                294,110                255,747        4.69

2000
Short-term FHLB Advances.........  $         957,000      6.58%      $      1,250,000      $       1,065,000        6.38%
Securities sold under agreements
    to repurchase................            294,110      6.65                355,995                322,593        6.39

Other Sources of Funds

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

     Revenues and operating results of these subsidiaries accounted for less than 1% of consolidated revenues in 2002 and no material change is presently foreseen.

     Real Estate Development Activities. Seaside has not been involved in any real estate development activity for the last several years and there are no plans for future real estate projects. No gains or losses on real estate development activities were recorded during 2001 or 2000. A gain of $142 thousand was recognized during 2002 on the sale of assets from a 100% owned real estate partnership. Seaside, from time to time, will purchase individual properties for investment and sell them for a gain. Income from this activity totaled $285 thousand during 2001 and $590 thousand during 2000. There was no income from the sale of investment properties during 2002.

     Seaside continues to hold one condominium unit, which is rented to the Bank for use by its employees. At December 31, 2002, Seaside's investment in the remaining unit totaled $28 thousand. There were no loans outstanding against the property at December 31, 2002. The unit is located in Southern California.

     Trustee Activities. Seaside acts as trustee on the Bank's deeds of trust. Trustee fees for this activity amounted to $56 thousand, $86 thousand and $65 thousand in 2002, 2001 and 2000, respectively.

     Insurance Brokerage Activities. Oceanside engages in limited insurance agent activities. Income to date from this source has been insignificant. Oceanside operates as a licensed life insurance agent for the purpose of receiving commissions on the sale of fixed and variable rate annuities and mutual funds conducted in the Bank's offices by a licensed third party vendor, Invest Financial Corporation, a registered broker-dealer. Invest conducts its sales activities in the Bank's branch offices and the Bank receives a percentage of the commissions on such sales through its licensed insurance agency, Oceanside. During 2002, 2001 and 2000, Oceanside received commission income of $456 thousand, $231 thousand and $290 thousand, respectively, from the sale of non-insured investment products. Additionally, Oceanside receives insurance commissions from the sale of insurance to its borrowers. Commissions received from this activity totaled $35 thousand in 2001 and $444 thousand in 2000. Commission rebates totaling $64 thousand were paid during 2002. The decrease in premiums during 2002 and 2001 resulted from rebates of previously earned commissions when interim lender-placed policies were replaced by permanent policies obtained by borrowers.

Employees

     As of December 31, 2002, the Bank had a total of 497 full time equivalent employees, including 119 part-time employees. No employees were represented by a collective bargaining group. At present, the Company has no employees who are not also employees of the Bank. The Bank provides its regular full-time employees with a comprehensive benefits program that includes basic and major medical insurance, long-term disability coverage, sick leave, a 401(k) plan and a profit sharing employee stock ownership plan. The Bank considers its employee relations to be excellent.

Summary of Material Legislation and Regulations

     General. FFC, as a savings and loan holding company, is registered with and subject to regulation and examination by the OTS. The Bank, which is a federally chartered savings bank and a member of the FHLBSF, is subject to regulation and examination by the OTS with respect to most of its business activities, including, among others, lending activities, capital standards, general investment authority, deposit taking and borrowing authority, mergers and other business combinations, establishment of branch offices, and permitted subsidiary investments and activities. The Bank's deposits are insured by the FDIC through the Savings Association Insurance Fund ("SAIF"). As insurer, the FDIC is authorized to conduct examinations of the Bank. The Bank is also subject to Federal Reserve Board regulations concerning reserves required to be maintained against deposits.

     As a member of the FHLB System, the Bank is required to own capital stock in its regional FHLB, the FHLBSF, in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the end of each year, or 5% of its outstanding borrowings from the FHLBSF. The Bank was in compliance with this requirement, with an investment of $78.7 million in FHLBSF stock at December 31, 2002.

     The FHLBSF serves as a source of liquidity for the member institutions within its assigned region, the FHLB Eleventh District. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the Federal Housing Finance Board and the Board of Directors of the FHLBSF. At December 31, 2002, the Bank's advances from the FHLBSF amounted to $1.2 billion, or 30% of the Company's total funding sources (deposits and borrowings).

     The FHLBs are required to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low and moderate income housing projects. These contributions have adversely affected the level of dividends that the FHLBs have paid to its members. These contributions also could have an adverse effect on the value of FHLB stock in the future. For the year ended December 31, 2002, dividends paid by the FHLBSF to the Bank totaled approximately $4.8 million.

     Financial Services Modernization Legislation. On November 12, 1999, the Gramm-Leach-Bliley Act of 1999 (the"Act") was signed into law. The Act made significant changes to the operations of financial services companies. It repealed key provisions of the "Glass-Steagall Act" by repealing prohibitions on affiliations among banks, securities firms and insurance companies. It authorizes a broad range of financial services to be conducted by these types of companies within a new structure known as a "financial holding company" ("FHC"). The FHC may engage in a number of activities deemed to be new activities, such as securities underwriting and dealing activities, insurance underwriting and sales activities, merchant banking and equity investment activities, and
"incidental"  and  "complementary"   non-financial  activities.  While  the  Act
specifies so-called "functional regulation," various federal and state regulators have continued authority over certain activities of FHCs and other regulated financial institutions. However, the Federal Reserve Board is the principal regulator for FHCs. These changes do not directly affect the Company, although they may dramatically affect the business activities of many of the Company's financial institution competitors.

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

     The Act establishes a federal right to the confidential treatment of nonpublic personal information about consumers. These provisions of the Act require disclosure of privacy policies to consumers and, in some circumstances, will allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. Compliance with the rules was mandatory starting on July 1, 2001.

     These rules affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors. Because the Company does not sell customer information or give customer information to outside third parties or its affiliates except under very limited circumstances (e.g., providing customer information to the Company's data processing provider or to third party providers of financial services under narrow joint marketing arrangements), the rules have not had a significant impact on the Company's results of operations or financial condition.

     The Act revised the Community Reinvestment Act (the "CRA", as discussed in more detail below) by, among other things, requiring all insured depository institution members of a FHC to hold at least a satisfactory CRA rating in order to conduct new financial activities authorized by the Act.

     The Act also significantly amends the Federal Home Loan Bank System, by modifying membership requirements in regional FHLBs to permit membership to be voluntary for both thrift and bank members. The Act changed corporate governance of the FHLBs by eliminating the right of the Federal Housing Finance Board to select the management of the local FHLBs, and returning that authority to the boards of directors of the FHLBs. Additionally, the obligations of the FHLBs to repay federal borrowings to finance the thrift bailout has been restructured from a fixed dollar amount to a fixed percentage of the FHLBs' annual net earnings.

     Savings and Loan Holding Company Regulations. The activities of savings and loan holding companies are governed by the Home Owners' Loan Act of 1933, as amended. Pursuant to that statute, the Company is subject to certain restrictions with respect to its activities and investments.

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

     The OTS may impose restrictions when it has reasonable cause to believe that the continuation of any particular activity by a savings and loan holding company constitutes a serious risk to the financial safety, soundness or stability of such holding company's savings institution. Specifically, the OTS may, as necessary, (i) limit the payment of dividends by the savings institution; (ii) limit transactions between the savings institution and its holding company or its affiliates; and (iii) limit any activities of the savings institution or the holding company that create a serious risk that the liabilities of the holding company may be imposed on the savings institution. Any such limits will be issued in the form of a directive having the effect of a cease-and-desist order.

     Regulatory Capital Requirements. The capital regulations of the OTS (the "Capital Regulations") require federally insured institutions such as the Bank to meet certain minimum capital requirements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity - Capital Requirements." The OTS may establish, on a case-by-case basis, individual minimum capital requirements for a savings institution which vary from the requirements that would otherwise apply under the Capital Regulations.

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

     The FDIC has implemented a risk-based assessment system, under which an institution's deposit insurance assessment is based on the probability that the deposit insurance fund will incur a loss with respect to the institution, the likely amount of any such loss, and the revenue needs of the deposit insurance fund. Under the risk-based assessment system, a savings institution is categorized into one of three capital categories: well capitalized, adequately capitalized, and undercapitalized. A savings institution is also assigned to one of three supervisory subgroup categories based on examinations by the OTS.

     The FDIC may terminate the deposit insurance of any insured depository if the FDIC determines, after a hearing, that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation or order or any condition imposed in writing by the FDIC. The FDIC may also suspend deposit insurance temporarily during the hearing process if the institution has no tangible capital. In addition, FDIC regulations provide that any insured institution that falls below a 2% minimum leverage ratio will be subject to FDIC deposit insurance termination proceedings unless it has submitted, and is in compliance with, a capital plan with its primary federal regulator and the FDIC.

     The  OTS  also  imposes   assessments  and  examination   fees  on  savings
institutions. OTS assessments for the Bank were $708 thousand in 2002, $653 thousand in 2001 and $568 thousand in 2000.

     Liquidity. In July 2001, the OTS revised its liquidity regulations to require a savings institution to maintain sufficient liquidity to ensure its safe and sound operation. The determination of what constitutes safe and sound operation was left to the discretion of management. For several years it has been the Bank's strategy to keep cash and liquid investments at a modest level due to availability of substantial credit lines. After the repeal of the liquidity regulation, the Bank's liquidity policy was modified to include unused borrowing capacity in the definition of available liquidity. The Bank's current liquidity policy requires that cash and cash equivalents, short-term investments and unused borrowing capacity be maintained at a minimum level of 10% of the Bank's liquidity base (defined as deposits and borrowings due within one year). At December 31, 2002, liquidity-qualifying balances were 27.1% of the Bank's liquidity base.

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

     Restrictions on Dividends and Other Capital Distributions. Current OTS regulations require that savings institutions controlled by savings and loan holding companies (such as the Bank) file a 30-day advance notice of a proposed capital distribution. The OTS may disapprove a notice if it finds that (a) the savings association will be undercapitalized, significantly undercapitalized or critically undercapitalized following the distribution, (b) the proposed capital distribution raises safety and soundness concerns; or (c) the proposed distribution violates a prohibition contained in an statute, regulation or agreement between the savings institution and the OTS (or FDIC) or a condition imposed by an OTS approval. The regulations also require a 30-day advance notice to be filed for proposed capital distributions that would result in the savings institution being less than well-capitalized or that involve the reduction or retirement of the savings institution's stock. During 2002, the Bank paid a total of $20.0 million in capital distributions to the Company. No capital distributions were made to the Company during 2001.

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

     Savings institutions are subject to the same loans-to-one borrower ("LTOB") restrictions that are applicable to national banks, with limited provisions for exceptions. In general, the national bank standard restricts loans to a single borrower to no more than 15% of a bank's unimpaired capital and surplus, plus an additional 10% if the loan is collateralized by certain readily marketable collateral. The Bank's loans were within the LTOB limitations at December 31, 2002.

     Savings institutions and their subsidiaries are prohibited from acquiring or retaining any corporate debt security that, at the time of acquisition, is not rated in one of the four highest rating categories by at least one nationally recognized statistical rating organization. The Bank has no impermissible equity investments in its investment portfolio.

     Safety and Soundness Standards. OTS regulations contain "safety and soundness" standards covering various aspects of the operations of savings institutions. The guidelines relate to internal controls and internal audit systems, information systems, loan documentation, credit underwriting, interest rate exposure, asset growth, executive compensation, maximum ratios of classified assets to capital, and minimum earnings sufficient to absorb losses without impairing capital. If the OTS determines that a savings institution has failed to meet the safety and soundness standards, it may require the institution to submit to the OTS, and thereafter comply with, a compliance plan acceptable to the OTS describing the steps the institution will take to attain compliance with the applicable standard and the time within which those steps will be taken.

     Federal regulations contain a number of measures intended to promote early identification of management problems at depository institutions and to ensure that regulators intervene promptly to require corrective action by institutions. The Bank's annual management report on the effectiveness of internal control standards and compliance with certain designated laws will be made available in March of 2003.

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

     Only "well capitalized" institutions may obtain brokered deposits without a waiver. An "adequately capitalized" institution can obtain brokered deposits only if it receives a waiver from the FDIC. An "undercapitalized" institution may not accept brokered deposits under any circumstances. The Bank met the "well-capitalized" standards during 2002 and was eligible to accept brokered deposits without a waiver.

     Qualified Thrift Lender Test. In general, the QTL test requires that 65% of an institution's portfolio assets be invested in "qualified thrift investments" (primarily loans, securities and other investments related to housing), measured on a monthly average basis for nine out of every 12 months on a rolling basis. Any savings institution that fails to meet the QTL test must either convert to a bank charter or become subject to national bank-type restrictions on branching, business activities, and dividends, and its ability to obtain FHLB advances is affected. The Bank met the QTL test at December 31, 2002, with 92% of its portfolio assets comprised of "qualified thrift investments."

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

     Federal Reserve System. Federal Reserve Board regulations require savings institutions to maintain non-interest bearing reserves against their transaction accounts. The reserve for transaction accounts as of December 31, 2002 was 0% of the first $5.5 million of such accounts, 3% of the next $35.6 million of such accounts and 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) of the balance of such accounts. The Bank is in compliance with these requirements as of December 31, 2002.

     Taxation. The Company, the Bank and its subsidiaries file a consolidated federal income tax return on a calendar year basis using the accrual method. The maximum marginal federal tax rate is currently 35%.

     The Bank is required to use the specific charge-off method of accounting for bad debts for federal income tax purposes all periods beginning after 1995. Prior to that date, the Bank used the reserve method of accounting for bad debts. The Consolidated Statements of Financial Condition at December 31, 2002 and 2001 do not include a tax liability of $5,356,000 related to the adjusted base year bad debt reserve. The bad debt reserve was created when the Bank was on the reserve method.

     These reserves are subject to recapture if: (1) the Bank fails to qualify as a "bank" for federal income tax purposes; (2) certain distributions are made with respect to the stock of the Bank; (3) the bad debt reserves are used for any purpose other than to absorb bad debt losses; or (4) there is a change in federal tax law. Management does not expect any of these events to occur.

     To the extent that distributions by the Bank to the Company that are permitted under federal regulations exceed the Bank's earnings and profits (as computed for federal income tax purposes), such distributions would be treated for tax purposes as being made out of the Bank's base year reserve and would thereby constitute taxable income to the Bank in an amount equal to the lesser of the Bank's base year reserve or the amount which, when reduced by the amount of income tax attributable to the inclusion of such amount in gross income, is equal to the amount of such distribution. At December 31, 2002, the Bank's earnings and profits (as computed for federal income tax purposes) were approximately $392.6 million.

     Prior to December 31, 2002, the Bank made additions to its state tax bad debt reserves in amounts necessary to "fill up" to its tax reserve balance calculated using the experience method. On September 11, 2002, the Governor of the State of California approved legislation conforming state tax to federal tax law with regard to the method of accounting for bad debts used by banks. This legislation, which was effective immediately, also provided that one-half of a bank's reserve for bad debts as of December 31, 2002 would never be subject to state taxes. Any tax benefit resulting from this legislation will be recorded upon agreement by the Bank and the Franchise Tax Board (the "FTB") on the Bank's reserve balance.

     At December 31, 2002, the Bank had $47.0 million in gross deferred tax assets. No valuation allowance was established because management believes that it is more likely than not that the deferred tax assets will be realized. Gross deferred tax liabilities totaled $33.5 million at December 31, 2002.

     The Bank is subject to an alternative minimum tax if such tax is larger than the tax otherwise payable. Generally, alternative minimum taxable income is a taxpayer's regular taxable income, increased by the taxpayer's tax preference items for the year and adjusted by computing certain deductions utilizing a methodology that negates the acceleration of such deductions under the regular tax. The adjusted income is then reduced by an exemption amount and is subject to tax at a 20% rate. No alternative minimum taxes were applicable to the Bank for tax years 2002, 2001 or 2000.

     California tax laws generally conform to federal tax laws. For California franchise tax purposes, federal savings banks are taxed as "financial corporations" at a rate 2% higher than that applicable to non-financial corporations because of exemptions from certain state and local taxes. The tax rate for 2002, 2001 and 2000 was 10.84%.

     The Internal Revenue Service ("IRS") has examined the Company's consolidated federal income tax returns for tax years up to and including 1996. The adjustments proposed by the IRS were primarily related to temporary differences as to the recognition of certain taxable income and expense items. While the Company had provided for deferred taxes for federal and state purposes, the change in the period of recognition of certain income and expense items resulted in interest due to the IRS and the FTB. Interest accruals of $876,000 and $300,000 were recorded during 2002 and 2001, respectively for interest on amended returns. Interest accruals totaling $350,000 were reversed during 2000. The balance of accrued interest payable for amended returns was $700,000 and $300,000 as of December 31, 2002 and December 31, 2001,
respectively. There was no balance of accrued interest payable for amended returns as of December 31, 2000.

     Recent and Proposed Legislation and Regulation. In January 2001, the four federal banking agencies jointly issued expanded examination and supervision guidance relating to subprime lending activities. In the guidance, "subprime" lending generally refers to programs that target borrowers with weakened credit histories or lower repayment capacity. The guidance principally applies to institutions with subprime lending programs with an aggregate credit exposure equal to or greater than 25 percent of an institution's Tier 1 capital. Such institutions would be subject to more stringent risk management standards and, in many cases, additional capital requirements. Based on current lending programs, management of the Bank does not expect there to be any material impact on the conduct of its business as a result of the guidance.

     In December 2001, the Federal Reserve Board published final regulations implementing the Home Ownership and Equity Protection Act ("HOEPA"). Compliance with the regulations was mandatory as of October 1, 2002. HOEPA imposes additional disclosure requirements and limitations on certain mortgage loans with rates or fees above specified levels. The regulations lower the rate levels that trigger the application of HOEPA and include additional fees in the calculation of the fee amount that triggers HOEPA. Currently, the loans the Bank makes are below the rate and fee levels that trigger HOEPA.

     Effective July 1, 2002, the OTS issued a number of changes to its capital regulations. Under these new rules, a one-to-four family residential first mortgage loan may qualify for a 50 percent risk weight if it meets certain criteria, including a loan-to-value ("LTV") ratio below 90 percent. Currently these loans must have an LTV ratio of 80 percent or less to qualify for the 50 percent risk weighting. The OTS has also eliminated the requirement that a thrift institution must deduct from total capital that portion of a land loan or a nonresidential construction loan in excess of an 80 percent LTV ratio and has eliminated the interest rate risk component of the risk-based capital regulations. These changes, while positive, do not have a material effect on the Bank's operations.

     On November 29, 2001 the banking agencies issued a final rule that changed regulatory capital standards to address the treatment of recourse obligations, residual interests and direct credit substitutes that expose banking organizations to credit risk. The final rule treats recourse obligations and direct credit substitutes more consistently than the agencies' prior risk-based capital standards and adds new standards for the treatment of residual interests, including a concentration limit for credit-enhancing interest-only "carve-out" investment instruments. In addition, the agencies allow the use of credit ratings and certain alternative approaches to match the risk-based capital requirement more closely to a banking organization's relative risk of loss for certain positions in asset securitizations. The final rule was effective on January 1, 2002. There has been no significant impact on the Bank as a result of this rule.

     On October 26, 2001, President Bush signed into law the USA PATRIOT Act ("Patriot Act"). The Patriot Act includes numerous provisions designed to fight international money laundering and to block terrorist access to the U.S. financial system. Implementation of regulations to implement the Act have been postponed by the Department of the Treasury, which has required additional time to study certain industries for implementation of anti-money laundering regulations. However, it is not anticipated that adoption of the regulations as presently proposed will have a significant adverse impact on the Bank's operations.

     On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley"), which implemented legislative reforms intended to address corporate and accounting fraud. Sarbanes-Oxley contains reforms of various business practices and numerous aspects of corporate governance. Although a number of these requirements have been implemented, a large number of proposed and final rules are expected to be issued in 2003 and beyond. The following is a summary of certain key provisions of Sarbanes-Oxley.

     In addition to the establishment of a new accounting oversight board that will enforce auditing, quality control and independence standards and will be funded by fees from all publicly traded companies, Sarbanes-Oxley places restrictions on the scope of services that may be provided by accounting firms to their public company audit clients. Any non-audit services being provided to a public company audit client will require pre-approval by the company's audit committee. In addition, Sarbanes-Oxley makes certain changes to the requirements for partner rotation after a period of time. Sarbanes-Oxley requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willingly violate this certification requirement. In addition, counsel will be required to report evidence of a material violation of the securities laws or a breach of fiduciary duty to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

     Under this new law, longer prison terms will apply to corporate executives who violate federal securities laws; the period during which certain types of suits can be brought against a company or it is officers is extended; and bonuses issued to top executives prior to restatement of a company's financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from insider trading during retirement plan "blackout" periods, and loans to company executives (other than loans by financial institutions permitted by federal rules or regulations) are restricted. In addition, the legislation accelerates the time frame for disclosures by public companies, as they must immediately disclose any material changes in their financial condition or operations. Directors and executive officers reporting most changes in ownership in a company's securities must now report within two business days of the change.

     Sarbanes-Oxley also increases responsibilities and codifies certain requirements relating to audit committees of public companies and how they interact with the company's "registered public accounting firm." Audit committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer. In addition, companies will be required to disclose whether at least one member of the committee is a "financial expert" (as such term will be defined by the SEC) and if not, why not. A company's registered public accounting firm will be prohibited from performing statutorily mandated audit services for a company if the company's chief executive officer, chief financial officer, controller, chief accounting officer or any person serving in equivalent positions had been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. Sarbanes-Oxley also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent public or certified accountant engaged in the audit of the company's financial statements for the purpose of rendering the financials statements materially misleading.

     Sarbanes-Oxley also requires the SEC to prescribe rules requiring inclusion of any internal control report and assessment by management in the annual report to stockholders. The law requires the company's registered public accounting firm that issues the audit report to attest to and report on management's assessment of the company's internal controls.

     Although the Company anticipates that it will incur additional expense in complying with the provisions of Sarbanes-Oxley and the resulting regulations, management does not expect that such compliance will have a material impact on the Company's financial condition or results of operations.

ITEM 2 -- PROPERTIES

     At December 31, 2002, the Bank owned the building and the land for eight of its branch offices, owned the building but leased the land for two additional offices, and leased its remaining offices. Properties leased by the Bank include its home and executive offices located in a 12-story office tower in downtown Santa Monica and a general services and corporate operations office building in Santa Monica. For information concerning rental obligations, see Note 6 of the Notes to Consolidated Financial Statements.

ITEM 3 -- LEGAL PROCEEDINGS

     The Company is involved as a plaintiff or defendant in various legal actions incident to its business, none of which are believed by management to be material to the Company.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5 -- MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER  MATTERS

     (a) Market Information. The Company's common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "FED." Included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" is a chart representing the range of high and low stock prices for the Company's common stock for each quarterly period for the last five years.

     (b) Holders. As of February 7, 2003, 16,910,212 shares of Company common stock, representing approximately 792 record stockholders, were outstanding, which total does not include the number of stockholders whose shares are held in street name.

     (c) Dividends. As a publicly traded company, the Company has no history of dividend payments on its common stock. However, the Company may in the future adopt a policy of paying dividends, depending on its net earnings, financial position and capital requirements, as well as regulatory restrictions, tax consequences and the ability of the Company to obtain a dividend from the Bank for payment to stockholders. OTS regulations limit amounts that the Bank can pay as a capital distribution to the Company. No such distribution may be made if the Bank's net worth falls below regulatory requirements. (See "Business - Summary of Material Legislation and Regulations" for other regulatory capital distributions.) The Board of Directors of the Bank declared and paid to the Company $20.0 million during 2002 and $10.0 million during 2000. No capital distributions to the Company were made during 2001. The distributions made during 2002 were for the purpose of repurchasing 353,000 shares of Company common stock. The distributions made during 2000 were for the purpose of repurchasing 821,500 shares of Company common stock.

     (d) Securities authorized for issuance under equity compensation plans. Information appearing on page 12 of the Proxy Statement is incorporated herein by reference.

ITEM 6 -- SELECTED FINANCIAL DATA

           Selected financial data for the Company is presented below:

                     FIRSTFED FINANCIAL CORP. AND SUBSIDIARY
                  FIVE YEAR CONSOLIDATED SUMMARY OF OPERATIONS

                                                  2002             2001             2000            1999            1998
                                              ------------    -------------    -------------    -----------     ------------
                                                               (Dollars in thousands, except per share data)
For the Year Ended December 31:
  Interest income..........................$      263,878  $      333,932   $      314,320   $     260,001  $       289,769
  Interest expense.........................       128,419         201,754          206,505         161,031          186,491
  Net interest income......................       135,459         132,178          107,815          98,970          103,278
  Provision for loan losses................            --              --               --              --            7,200
  Other income.............................        18,074           8,919            7,747          12,688           13,657
  Non-interest expense.....................        58,212          53,174           48,265          49,159           48,924
  Earnings before income taxes.............        95,321          87,923           67,297          62,499           60,811
  Income taxes.............................        40,149          37,621           28,832          27,052           26,182
  Earnings before extraordinary items......        55,172          50,302           38,465          35,447           34,629
  Extraordinary item loss on early
  extinguishment of debt, net of taxes.....            --              --               --          (2,195)              --
  Net earnings.............................        55,172          50,302           38,465          33,252           34,629
Basic earnings per share:
  EPS before extraordinary item............          3.22            2.92             2.23            1.84             1.63
  Extraordinary item.......................            --              --               --           (0.11)              --
  EPS after extraordinary item.............          3.22            2.92             2.23            1.73             1.63
Dilutive earnings per share:
  EPS before extraordinary item............          3.15            2.85             2.20            1.83             1.60
  Extraordinary item.......................            --              --               --           (0.12)              --
  EPS after extraordinary item.............          3.15            2.85             2.20            1.71             1.60
End of Year:
  Loans receivable, net (1)................     3,769,235       4,004,889        3,629,284       3,060,547        2,808,221
  Mortgage-backed securities...............       200,585         284,079          374,405         428,641          556,679
  Investment securities....................       103,055         110,444          136,537         151,195           64,333
  Total assets.............................     4,253,729       4,726,289        4,365,242       3,872,051        3,677,128
  Deposits.................................     2,527,026       2,546,647        2,165,047       2,061,357        2,135,909
  Borrowings...............................     1,322,273       1,808,040        1,873,110       1,532,635        1,235,172
  Liabilities..............................     3,882,088       4,400,611        4,097,800       3,640,918        3,420,128
  Stockholders' equity.....................       371,641         325,678          267,442         231,133          257,000
  Book value per share(2)..................         21.95           18.88            15.52           12.82            12.16
  Tangible book value per share............         21.40           18.14            14.98           12.78            12.10
Selected Ratios:
  Return on average assets.................          1.24%           1.10%            0.93%           0.94%            0.88%
  Return on average equity.................         15.82%          16.93%           15.85%          14.91%           14.40%
  Ratio of non-performing
     assets to total assets................          0.17%           0.17%            0.19%           0.40%            0.84%
Other Data:
Number of Bank full service branches.......
                                                       29              29               25              24               24

(1) Includes loans held for sale.
(2) All per share amounts have been adjusted for the two-for-one stock split declared June 25, 1998.

     Also see summarized results of operations on a quarterly basis for 2002, 2001 and 2000 in Note 15 of the Notes to Consolidated Financial Statements.

ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    OVERVIEW

     The Company's results of operations are primarily affected by its levels of net interest income, provisions for loan losses, non-interest income, non-interest expense and income taxes. The Company's results are strongly influenced by the Southern California economy in which it operates and the direction and level of general market interest rates.

     Net earnings of $55.2 million or $3.15 per diluted share were recorded in 2002, compared to net earnings of $50.3 million or $2.85 per diluted share in 2001 and net earnings of $38.5 million or $2.20 per diluted share in 2000.

     The increase in net earnings from 2001 to 2002 was primarily due to an increase in net interest income as a result of improved interest rate spreads and income before tax of $5.9 million resulting from a revised estimate of the Bank's repurchase liability for loans sold with recourse. The increase in net earnings from 2000 to 2001 was primarily due to higher net interest income, which resulted from growth in average interest-earning assets and improved interest rate spreads.

     No loan loss provision was recorded in 2002, 2001 or 2000. The Southern California real estate market has improved over the last few years. As a result, the Bank recorded net loan loss recoveries of $950 thousand in 2002, $118 thousand in 2001 and $51 thousand in 2000.

         Certain key financial ratios for the Company are presented below:

                                                                 Year Ended December 31,
                                                        -----------------------------------------
                                                                                        Average
                                                         Return on     Return on       Equity to
                                                          Average       Average         Average
                                                           Assets        Equity          Assets
                                                        -----------   -----------    ------------
2002..............................................          1.24%        15.82%          7.83%
2001..............................................          1.10         16.93           6.52
2000..............................................           .93         15.85           5.85
1999..............................................           .94         14.91           6.29
1998..............................................           .88         14.40           6.09

     Non-performing assets (primarily loans 90 days past due or in foreclosure plus foreclosed real estate) decreased to $7.0 million or 0.17% of total assets as of December 31, 2002 from $7.9 million or 0.17% of total assets as of December 31, 2001 and $8.3 million or 0.19% of total assets at December 31, 2000. The decreasing amount of real estate owned over the last several years is due to lower balances of delinquent loans and decreased foreclosures in the improved Southern California real estate markets.

     The Company repurchased common shares totaling 353,000 and 821,500 during 2002 and 2000, respectively. No shares were purchased during 2001. As of February 7, 2003, 1,348,677 shares remain eligible for repurchase under the Company's authorized repurchase program.

     At December 31, 2002 the Bank's regulatory risk-based capital ratio was 14.53% and it's tangible and core capital ratios were 8.05%. The Bank met the regulatory capital standards necessary to be deemed "well-capitalized" at December 31, 2002.

     The Bank's deposits are insured by the SAIF up to a maximum of $100,000 for each insured depositor. The Bank's FDIC insurance premiums were $438 thousand during 2002, $418 thousand during 2001 and $538 thousand during 2000. The increase in premiums from 2001 to 2002 was the result of growth in deposits. The decrease in premiums from 2001 to 2000 was the result of a drop in the deposit insurance assessment rate.

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

     The determination of the allowance for loan losses and the valuation of real estate collateral are based on estimates that are susceptible to changes in the economic environment and market conditions. No loan loss provision was recorded during 2002. A downward turn in the current economic climate or real estate market could increase the likelihood of losses due to credit risks. This could create the need for additional loan loss provisions.

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

     See   "Asset-Liability   Management"  in   "Quantitative   and  Qualitative
Disclosures About Market Risk" for additional information relating to market risk.

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

                              OTHER RISKS
Inflation

     Inflation substantially impacts the financial position and operations of financial intermediaries, such as banks and savings institutions. These entities primarily hold monetary assets and liabilities and, as such, can experience significant purchasing power gains and losses over relatively short periods of time. In addition, interest rate changes during inflationary periods change the amounts and composition of assets and liabilities held by financial intermediaries and could result in regulatory pressure for increasing the Bank's capital.

Pending Lawsuits

     The Bank has been named as a defendant in various lawsuits, none of which is expected to have a materially adverse effect on the Company.

                        CRITICAL ACCOUNTING POLICIES

     The discussion and analysis of the financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements. Actual results may differ from these estimates under different assumptions or conditions.

     Accounting for the allowances for loan losses involves significant judgments and assumptions by management which have a material impact on the carrying value of net loans receivable. Management considers the accounting for loan valuation allowances to be a critical accounting policy. The judgments and assumptions used by management are based on historical experience and other factors, which are believed reasonable under the circumstances as described in the "Business - Loan Loss Allowance" section.

                             COMPONENTS OF EARNINGS

Net Interest Income

     Net interest income is the primary component of the Company's earnings. The chief determinants of net interest income are the dollar amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid thereon. The greater the excess of average interest-earning assets over average interest-bearing liabilities, the more beneficial the impact on net interest income. The excess of average interest-earning assets over average interest-bearing liabilities was $229.2 million in 2002, $179.2 million in 2001 and $148.2 million in 2000. The increase over the last three years was due to accumulated earnings.

     The Company's net interest income is impacted by a time lag before changes in the cost of funds can be passed along to monthly adjustable rate loan customers. Savings and borrowing costs adjust to market rates immediately while it takes several months for the loan yield to adjust. This time lag decreases the Company's net interest income during periods of rising interest rates. The reverse is true during periods of declining interest rates. See "Asset-Liability Management" in "Quantitative and Qualitative Disclosures About Market Risk" for further discussion.

     The following table sets forth the components of interest-earning assets and liabilities, the excess of interest-earning assets over interest-bearing liabilities, the yields earned and rates paid and net interest income for the periods indicated:

                                                                          At or for the Year Ended December 31,
                                                                        ----------------------------------------
                                                                           2002           2001           2000
                                                                        ----------    -----------    -----------
                                                                                (Dollars in thousands)
Average loans and mortgage-backed securities (1).................... $   4,091,852 $    4,181,554  $    3,793,351
Average investment securities.......................................       172,996        200,807         176,476
                                                                        ----------    -----------     -----------
Average interest-earning assets.....................................     4,264,848      4,382,361       3,969,827
                                                                        ----------    -----------     -----------
Average deposits....................................................     2,517,366      2,317,744       2,132,927
Average borrowings..................................................     1,518,283      1,885,426       1,688,738
                                                                        ----------    -----------     -----------
Average interest-bearing liabilities................................     4,035,649      4,203,170       3,821,665
                                                                        ----------    -----------     -----------
Excess of interest-earning assets over interest-bearing liabilities. $     229,199 $      179,191  $      148,162
                                                                        ==========    ===========     ===========

Yields earned on average interest-earning assets....................          6.08%           7.50%          7.77%
Rates paid on average interest-bearing liabilities..................          3.16            4.79           5.40
Interest rate spread................................................          2.92            2.71           2.37
Effective net spread................................................          3.09            2.90           2.57

Total interest income............................................... $     259,303 $       328,679 $      308,487
Total interest expense..............................................       127,526         201,420        206,473
                                                                        ----------     -----------    -----------
                                                                           131,777         127,259        102,014
Total other income (2)..............................................         3,682           4,919          5,801
                                                                        ----------    -----------     -----------
Net interest income................................................. $     135,459 $      132,178  $      107,815
                                                                        ==========    ===========     ===========

       (1) Non-accrual loans were included in the average dollar amount of loans outstanding, but no income was recognized during the period that each such loan was on non-accrual status.
      (2 ) Includes dividends on FHLB stock and other miscellaneous items.

     The Bank's interest rate spread increased by 21 basis points in 2002 compared to 2001 because the yield on earning assets declined by only 142 basis points while the cost of funds fell by 163 basis points due to the low interest rate environment throughout the year. The Bank's cost of funds is immediately impacted by decreases in interest rates while the yield on earning assets responds more slowly to changes in interest rates due to the three month time lag inherent in the COFI-based adjustable rate loan portfolio. The Bank's interest rate spread increased by 34 basis points in 2001 compared to 2000 because the yield on earning assets declined by only 27 basis points while the cost of funds fell by 61 basis points in response to rate cuts by the Federal Reserve Bank.

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

                                              Year Ended December 31, 2002            Year Ended December 31, 2001
                                                          Versus                                  Versus
                                                    December 31, 2001                       December 31, 2000
                                          ------------------------------------    ------------------------------------
                                                      Change Due To                           Change Due To
                                          ------------------------------------    ------------------------------------
                                            Volume        Rate         Total       Volume        Rate          Total
                                          ---------    ---------    ----------    --------    ----------     ---------
                                                                         (In thousands)
Interest Income:
  Loans and mortgage-backed
    securities.........................$    (6,685) $   (58,564) $   (65,249)  $   29,831  $     (9,296) $     20,535
  Investments..........................     (1,309)      (2,818)      (4,127)       1,379        (1,722)         (343)
                                          --------    ---------    ----------    --------    ----------     ---------
    Total interest income..............     (7,994)     (61,382)     (69,376)      31,210       (11,018)       20,192
                                          --------    ---------    ----------    --------    ----------     ---------

Interest Expense:
  Deposits.............................      7,562      (41,232)     (33,670)       8,229       (13,835)       (5,606)
  Borrowings...........................    (18,628)     (21,596)     (40,224)      11,690       (11,137)          553
                                          --------    ---------    ----------    --------    ----------     ---------
    Total interest expense.............    (11,066)     (62,828)     (73,894)      19,919       (24,972)       (5,053)
                                          --------    ---------    ----------    --------    ----------     ---------

    Change in net interest income......      3,072        1,446        4,518       11,291        13,954        25,245
                                          --------    ---------    ----------    --------    ----------     ---------

Change in other items (1)..............                               (1,237)                                    (882)
                                                                   ----------                               ---------

Total change in net interest
  Income including other items.........                          $     3,281                             $     24,363
                                                                   ==========                               =========

 (1) Includes dividends on FHLB stock and other miscellaneous items.

     Note: Changes in rate/volume (change in rate multiplied by the change in average volume) have been allocated to the change in rate or the change in volume based upon the respective percentages of the combined totals.


                                             Interest Rate Spreads and Yield on Average Interest-Earning Assets
                                                                   Year Ended December 31,
                          --------------------------------------------------------------------------------------------------------
                                 2002                 2001                  2000                 1999                  1998
                          -----------------    ------------------    -----------------    ------------------    ------------------
                           During    End of     During     End of     During     End of    During     End of     During     End of
                           Period    Period     Period     Period     Period    Period     Period     Period     Period     Period
                          -------    ------    -------    -------    -------    ------    -------    -------    -------    -------
Weighted average
   yield on loans and
   mortgage-backed
   securities.........     6.18%      5.98%     7.61%      6.57%      7.85%      8.15%     7.37%      7.31%      7.63%      7.48%
Weighted average
   yield on
   investment
   portfolio (1)......     3.65       4.41      5.16       3.52       6.11       5.63      5.41       5.69       5.29       5.14
Weighted average
   yield on all
   interest-earning
   assets.............     6.08       5.94      7.50       6.40       7.77       8.04      7.26       7.25       7.54       7.39
Weighted average rate
   paid on deposits...     2.42       1.98      4.08       3.02       4.70       4.90      4.22       4.42       4.61       4.36
Weighted average rate
   paid on borrowings
   and FHLB advances..     4.39       3.63      5.67       4.74       6.29       6.46      5.59       5.88       5.81       5.66
Weighted average rate
   paid on all
   interest-bearing
   liabilities........     3.16       2.54      4.79       3.73       5.40       5.62      4.76       5.04       5.11       4.84
Interest rate spread
   (2)................     2.92       3.40      2.71       2.67       2.37       2.42      2.50       2.21       2.43       2.55
Effective net spread
   (3)................     3.09                 2.90                  2.57                 2.69                  2.60

(1) Dividends on FHLB stock and miscellaneous interest income were not considered in this analysis
(2) Weighted average yield on all interest-earning assets less weighted average rate paid on all interest-bearing liabilities
(3) Net interest income (the difference in the dollar amounts of interest earned and paid) divided by average interest-earning assets

Loss Provision

     The Company did not record a loan loss provision during 2002, 2001 or 2000. No provision was recorded during the last three years because, based on analysis performed by management, existing allowances were sufficient to cover the credit risks inherent in the loan portfolio. Non-performing assets decreased to $7.0 million in 2002 from $7.9 million in 2001 and $8.3 million in 2000 due to improvement in the economy and real estate markets in which the Bank operates. The Bank has a policy of providing for general valuation allowances, unallocated to any specific loan, but available to offset any loan losses. The allowance is maintained at an amount that management believes adequate to cover estimable and probable loan losses. The Company also maintains valuation allowances for impaired loans and loans sold with recourse. See "Business - Loan Loss Allowance." Management performs regular risk assessments of the Bank's loan portfolio to maintain appropriate valuation allowances. Additional loan loss provisions may be required to the extent that charge-offs are recorded against the valuation allowance for impaired loans, the general valuation allowance, or the valuation allowance for loans sold with recourse.

     The Company recorded net loan loss recoveries of $950 thousand during 2002, $118 thousand during 2001 and $51 thousand during 2000. The recoveries resulted from cash payments by borrowers on loans that had been previously charged-off.

Non-interest Income

     Loan servicing and other fees were $4.3 million in 2002 compared to $3.3 million in 2001 and $2.8 million in 2000. Fees earned during 2002, 2001 and 2000 include adjustments of $311 thousand, $134 thousand and $500 thousand, respectively, to provide for impairment of the Bank's servicing asset due to accelerated payoffs and prepayments of loans serviced for others. The increase in fees during 2002 is due to an increase in loan prepayments fees.

     Retail fees were $4.6 million in 2002 compared to $3.8 million in 2001 and $3.1 million in 2000. The increase in retail fees is due to an increase in fee generating deposit accounts.

     Gain on sale of loans was $7.8 million in 2002, $656 thousand in 2001 and $64 thousand in 2000. Included in gain on sale of loans for 2002 is a $5.9 million adjustment to the Bank's repurchase liability for loans sold with recourse. The Company's repurchase liability for loans sold with recourse represents the total losses that are estimated to occur over the remaining life of the portfolio of loans sold with recourse, discounted to present value. During 2002, the Bank revised its current estimate of the required repurchase liability for loans sold with recourse from $12.8 million to $6.9 million. This reduced liability amount reflects the fact that the total portfolio of loans sold with recourse has been experiencing significant pay-offs, and has had better credit experience than was previously estimated. The gain realized on loan sales fluctuates due to changes in market pricing based on interest rate trends. Also, the dollar amount of loans originated for sale varies based on the availability of attractive fixed rate loan programs to borrowers compared to the Bank's adjustable rate loan programs.

     Real estate operations resulted in a net gain of $339 thousand in 2002, $304 thousand in 2001 and $594 thousand in 2000. Real estate operations include gain on sale of foreclosed properties, operational income and expenses during the holding period, and recoveries of prior losses on real estate sold.

Non-interest Expense

     The ratio of non-interest expense to average total assets was 1.31% for 2002 and 1.17% for both 2001 and 2000. The higher ratio during 2002 is the result of increased compensation and legal costs and a decrease in average total assets.

     Salary and benefit costs increased 10% in 2002 compared to 2001 primarily due to higher incentives and the additional personnel hired in the commercial banking group. Salary and benefit costs increased 12% in 2001 compared to 2000 primarily due to higher incentives, bonuses and profit sharing costs.

     Occupancy expense increased 3% in both 2002 and 2001 due to additional occupancy costs associated with the four retail savings branches acquired in November 2001 and an increase in repair and maintenance costs.

     Other operating expenses increased 17% in 2002 compared to 2001 due to increased amortization of core deposit intangible costs, data processing expenses and legal expenses. Other operating expenses increased 10% in 2001 compared to 2000 due to deconversion costs associated with the institutions acquired during 2001 and legal expenses.

     The following table details the components of non-interest expense for the periods indicated:

                                                                         Non-Interest Expense
                                                                        Year Ended December 31,
                                                  -------------------------------------------------------------------
                                                     2002          2001           2000          1999          1998
                                                  ----------    ----------    -----------    ----------    ----------
                                                                           (Dollars in thousands)
Salaries and Employee Benefits:
     Salaries..................................$     20,984  $     18,119  $      17,354  $     16,631  $     16,035
     Incentive compensation....................       3,122         2,472          1,987         1,677         1,478
     Payroll taxes.............................       1,827         1,652          1,486         1,607         1,455
     Employee benefit insurance................       1,386         1,203          1,320         1,220         1,069
     Bonus compensation........................       1,500         1,500            920         1,583         1,335
     Profit sharing............................       2,024         2,020          1,778         1,100         1,000
     SERP......................................       1,161           970            906           988           795
     401(k)....................................         310           356            354           299           235
     Other salaries and benefits...............         313         1,390            339         1,559         2,409
                                                  ---------    ----------    -----------    ----------    ----------
                                                     32,627        29,682         26,444        26,664        25,811
                                                  ---------    ----------    -----------    ----------    ----------
Occupancy:
     Rent......................................       4,673         4,439          4,539         4,395         5,105
     Equipment.................................       1,836         1,971          2,318         2,145         1,855
     Maintenance costs.........................         879           914            571           469           344
     Other occupancy...........................       1,169           978            603           850         1,189
                                                  ---------    ----------    -----------    ----------    ----------
                                                      8,557         8,302          8,031         7,859         8,493
                                                  ---------    ----------    -----------    ----------    ----------
Other Operating Expense:
     Insurance.................................         690           582            541           430           362
     Amortization of core deposit intangible...       1,962         1,564          1,965           452           565
     Data processing...........................       2,838         2,490          2,488         1,930         3,359
     Contributions.............................         363           450            518           299           509
     Professional services.....................         195           207            301             8           259
     Legal expenses............................       2,888         1,393            632         3,516         1,479
     OTS assessments...........................         708           653            568           567           599
     Federal deposit insurance premiums........         438           418            538         1,236         1,241
     Other operating costs.....................       5,568         5,633          4,822         4,334         4,288
                                                  ---------    ----------    -----------    ----------    ----------
                                                     15,650        13,390         12,373        12,772        12,661
                                                  ---------    ----------    -----------    ----------    ----------

Advertising....................................       1,378         1,800          1,417         1,864         1,959
                                                  ---------    ----------    -----------    ----------    ----------
  Total........................................$     58,212  $     53,174  $      48,265  $     49,159  $     48,924
                                                  =========    ==========    ===========    ==========    ==========

Non-interest expense as
    % of average assets........................        1.31%         1.17%          1.17%         1.30%         1.24%
                                                  =========    ==========    ===========    ==========    ==========

                             BALANCE SHEET ANALYSIS

     Consolidated assets at the end of 2002 were $4.3 billion, representing an 10% decrease from $4.7 billion at the end of 2001 and a 3% decrease from $4.4 billion at the end of 2000. The reduction in assets during 2002 is attributable to of principal repayments on loans exceeding loans originated. Loan originations totaled $1.3 billion in 2002, $1.5 billion in 2001 and $1.1 billion in 2000. Loan purchases totaled $89,000 during 2002, $132.6 million during 2001 and $139.5 million during 2000. Principal repayments on loans totaled $1.5 billion during 2002, $1.3 billion during 2001 and $560.5 million during 2000.

 Loan Portfolio

     At the end of 2002, over 58% of the Bank's loans had adjustable interest rates based on monthly changes in the FHLBSF Eleventh District Cost of Funds Index. As part of its asset-liability management strategy, the Bank has maintained a high level of adjustable loans in its portfolio for several years. Management believes that the high level of adjustable rate mortgages will help insulate the Bank from fluctuations in interest rates, notwithstanding the several month time lag between a change in its monthly cost of funds and a corresponding change in its loan yields. See "Asset - Liability Management."

     The Bank also originates adjustable rate loans with initial fixed interest rates with periods ranging from 3 to 10 years. By policy, the Bank will either match the fixed rate period of these loans with borrowings for the same term or will hold unmatched fixed rate loans in its portfolio up to 5% of total assets. Management believes that the limited origination of hybrid fixed-rate loans will enhance the Company's overall return on assets and improve loan originations in this economy. Loans originated under this limited program totaled $372.6 million in 2002, $1.0 billion in 2001 and $75.9 million in 2000.

     In 2002, 2001 and 2000, the Bank placed $1.4 million, $5.0 million and $3.9 million, respectively, in mortgages with other lenders under fee arrangements. These loans are not included in the Bank's loan originations. In 2002, loans made on the security of single family properties (one-to-four units) comprised 57% of the dollar amount of new loan originations. Loans made on the security of multi-family properties (five or more units) comprised 34% of new originations. Loans made on the security of commercial real estate properties comprised 7% of new loan originations. Business loans originated by the commercial lending units totaled 2% of new loan originations. Adjustable rate mortgages comprised 59% of new loan activity during 2002 compared with 18% during 2001 and 90% during 2000.

     The following table details loan originations and loan purchases by loan type for the periods indicated:

                                                         Loan Originations and Purchased by Type
                                                                 Year Ended December 31,
                                          ---------------------------------------------------------------------
                                              2002           2001           2000           1999          1998
                                          -----------    -----------    -----------     ----------    ---------
                                                                      (In thousands)
Single family (one-to-four units)......$     728,309  $     912,974  $     658,808  $     779,698  $   594,763
Multi-family...........................      441,407        407,458        333,466        118,622       37,720
Commercial real estate.................       84,050        150,735         70,807         37,744          383
Commercial business loans..............       17,572         16,172         11,759          7,768        1,733
Other..................................       17,434         14,996          6,170            301        2,428
                                          ----------    -----------    -----------     ----------    ---------
Total..................................$   1,288,772  $   1,502,335  $   1,081,010  $     944,133  $   637,027
                                          ==========    ===========    ===========     ==========    =========

     Loans originated upon the sale of real estate owned totaled $375 thousand during 2002. No loans were originated upon the sale of real estate owned during 2001 or 2000.

     The Bank's loan products may provide for first year monthly payments that are lower than the fully-indexed interest and principal due. Any interest not fully paid by such lower first year payments is added to the principal balance of the loan. This causes negative amortization until payments increase to cover interest and principal repayment shortfalls. Due to negative amortization, loan-to-value ratios may increase above those calculated at the inception of the loan.

     The Bank does not normally lend in excess of 90% of the appraised collateral value on adjustable mortgage loans ("AMLs"). Where the Bank does lend in excess of 90% of the appraised value, additional fees and rates are charged. Mortgage insurance is required on loans in excess of 80% or premium rates and/or fees are charged if the mortgage insurance requirement is waived. Subsequent to the origination of a loan, the Bank may purchase private mortgage insurance with its own funds. Loans originated with an initial loan-to-value greater than 80% with no private mortgage insurance totaled $159.7 million at December 31, 2002 compared to $354.5 million at December 31, 2001 and $268.2 million at December 31, 2000. See "Business - Interest Rates, Terms and Fees."

Loan Composition

     Loans based on the security of single family properties (one-to-four units) comprise the largest category of the Bank's loan portfolio. The loan portfolio also includes loans secured by multi-family and commercial and industrial properties. At December 31, 2002, 45% of the loan portfolio consisted of first liens on single family properties while first liens on multi-family properties were 43% of the portfolio, and first liens on commercial properties represented 11% of the portfolio. Commercial business loans, construction loans and consumer loans comprised the remaining 1% of the loan portfolio at December 31, 2002.

     The following table sets forth the composition of the Bank's portfolio of loans and mortgage-backed securities for each of the last five years:

                                                                     Year Ended December 31,
                                              ----------------------------------------------------------------------
                                                  2002          2001           2000           1999           1998
                                              -----------    ----------    -----------    -----------    -----------
                                                                          (In thousands)
REAL ESTATE LOANS First trust deed
residential loans:
   One-to-four units......................$     1,723,690 $   2,121,899 $    2,158,940  $   1,813,783  $   1,564,392
   Five or more units.....................      1,646,430     1,525,749      1,308,440      1,123,308      1,127,228
                                              -----------    ----------    -----------    -----------    -----------
        Residential loans.................      3,370,120     3,647,648      3,467,380      2,937,091      2,691,620

OTHER REAL ESTATE LOANS
   Commercial and industrial..............        419,273       358,159        217,619        183,194        181,772
   Construction...........................          6,927        38,060             --             --             --
   Land...................................            203         1,481             --             --             --
   Second trust deeds.....................          5,965         9,472          8,543         13,489         15,357
                                              -----------    ----------    -----------    -----------    -----------
     Real estate loans....................      3,802,488     4,054,820      3,693,542      3,133,774      2,888,749

 NON-REAL ESTATE LOANS:
   Manufactured housing...................             --            --            391            613            893
   Deposit accounts.......................          1,185         1,267            576            683          1,002
   Commercial business loans..............         19,582        18,882         12,600          8,140          1,259
   Consumer loans.........................         35,395        19,546          6,555            593            621
                                              -----------    ----------    -----------    -----------    -----------
     Loans receivable.....................      3,858,650     4,094,515      3,713,664      3,143,803      2,892,524

LESS:
   General valuation allowance............         75,223        72,919         70,809         69,954         67,638
   Impaired loan valuation allowance......            496         1,850          1,792          2,596          7,634
   Unearned loan fees.....................         13,696        14,857         11,779         10,706          9,031
                                              -----------    ----------    -----------    -----------    -----------
     Net loans receivable (1).............      3,769,235     4,004,889      3,629,284      3,060,547      2,808,221

FHLMC AND FNMA MORTGAGE-BACKED
SECURITES (at fair value):
   Secured by single family dwellings.....        192,395       272,419        360,210        412,469        539,079
   Secured by multi-family dwellings......          8,190        11,660         14,195         16,172         17,600
                                              -----------    ----------    -----------    -----------    -----------
        Mortgage-backed securities........        200,585       284,079        374,405        428,641        556,679
                                              -----------    ----------    -----------    -----------    -----------
                TOTAL                     $     3,969,820 $   4,288,968 $    4,003,689  $   3,489,188  $   3,364,900
                                              ===========    ==========    ===========    ===========    ===========

(1) Includes loans held-for-sale.

Loans Sold with Recourse

     The Bank has loss exposure on certain loans sold with recourse. These loans are substantially all secured by multi-family properties. Loans sold with recourse totaled $108.6 million as of December 31, 2002, $137.2 million as of December 31, 2001 and $159.8 million as of December 31, 2000. Although no longer owned by the Bank, these loans are evaluated for the purposes of computing the repurchase liability and measuring risk exposure for regulatory capital. Under the Bank's current policy, it no longer enters into loans sold with recourse agreements.


                                  ASSET QUALITY

 Asset Quality Ratios

     The following table sets forth certain asset quality ratios of the Bank for the periods indicated:

                                                                          Year Ended December 31,
                                                   --------------------------------------------------------------------
                                                      2002          2001           2000          1999           1998
                                                   ----------   -----------    -----------    ----------    -----------
Non-performing loans to loans gross receivable
    (1).........................................         0.17%       0.16%            0.17%          0.42%         1.00%
Non-performing assets to total assets (2).......         0.17%       0.17%            0.19%          0.40%         0.84%
Loan loss allowances to non-performing loans (3)        1,126%      1,151%            1,160%          528%          243%
General loss allowances to gross loans
    receivable (4)..............................         1.96%       1.83%            1.95%          2.31%         2.60%

(1) Non-performing loans are net of valuation allowances related to those loans. Loans receivable are before deducting unrealized loan fees, general valuation allowances and valuation allowances for impaired loans.

(2) Non-performing assets are net of valuation allowances related to those assets.

(3) The Bank's loan loss allowances, including any valuation allowances for non-performing loans, impaired loans and the general valuation allowance. Non-performing loans are before deducting valuation allowances related to those loans.

(4) The Bank's general valuation allowances plus the allowance for impaired loans as a percentage of loans receivable before deducting unrealized loan fees, general valuation allowances and valuation allowances for impaired loans.

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

                                                                     Non-Performing Assets
                                                                          December 31,
                        -----------------------------------------------------------------------------------------------------------
                               2002                  2001                  2000                  1999                   1998
                        ------------------    ------------------    -----------------     -----------------     -------------------
                           $          %          $          %          $          %          $          %          $           %
                        -------    -------    -------    -------    -------    ------     ------     ------     ------     --------
                                                                  (Dollars in thousands)
Real estate owned:
Single family..........$   519       7.37%$   1,671       21.08%$    2,507      30.21%$    1,069       6.93%$    3,946       12.84%
Multi-family...........     --        --         164       2.06         --        --       1,483       9.62      1,309       4.26
Less: general
  valuation allowance..   (200)     (2.84)      (350)     (4.41)      (350)     (4.22)      (350)     (2.27)      (500)     (1.63)
                        ------    -------    -------    -------    -------     ------     ------     ------     ------     ------
Total real estate owned    319       4.53      1,485      18.73      2,157      25.99      2,202      14.28      4,755      15.47
Non-performing loans:
Single family..........  5,705      81.03      6,062      76.46      5,603      67.51      9,626      62.41     12,270      39.92
Multi-family...........  1,017      14.44        422       5.32        662       7.98      3,995      25.90     13,005      42.31
Commercial and                                                                                         1.46
  industrial...........     --        --          --         --         --        --         225                 4,040      13.14
Other..................     --        --          16        .21         --        --          --        --          --        --
Less: valuation
  allowance............     --        --         (57)      (.72)      (123)     (1.48)      (625)     (4.05)    (3,332)    (10.84)
                        ------    -------    -------    -------    -------     ------     ------     ------     ------     ------
Total non-performing
  loans................  6,722      95.47      6,443      81.27      6,142      74.01     13,221      85.72     25,983      84.53
                        ------    -------    -------    -------    -------     ------     ------     ------     ------     ------
Total..................$ 7,041     100.00  $   7,928     100.00  $   8,299     100.00 $   15,423     100.00 $   30,738     100.00
                        ======    =======    =======    =======    =======     ======     ======     ======     ======     ======
Ratio of
  non-performing
  assets to total
  assets...............              0.17%                 0.17%                 0.19%                 0.40%                 0.84%
                                   =======               =======               ======                ======                ======

     The decrease in non-performing loans over the last several years is due to reductions in delinquent loans and non-performing loans due to continued strength in the Southern California real estate markets.

     Single family non-performing loans are primarily due to factors such as layoffs and declining personal income. Multi-family and commercial non-performing loans are attributable primarily to factors such as declines in occupancy rates, increased operating costs and decreased real estate values. The Bank actively monitors the status of all non-performing loans.

     Impaired loans totaled $1.6 million, $7.4 million and $8.8 million, net of related allowances of $496 thousand, $1.9 million and $1.8 million as of December 31, 2002, 2001 and 2000, respectively. See "Business - Non-accrual, Past Due, Impaired and Restructured Loans" for further discussion of impaired loans.

     The Bank's modified loans result primarily from temporary modifications of principal and interest payments. Under these arrangements, loan terms are typically reduced to no less than a required monthly interest payment. Any loss of revenues under the modified terms would be immaterial to the Bank. If the borrower is unable to return to scheduled principal and interest payments at the end of the modification period, foreclosure procedures are initiated, or, in certain circumstances, the modification period is extended. As of December 31, 2002, the Bank had modified loans totaling $3.9 million, net of loan loss allowances of $496 thousand. This compares with $7.4 million and $9.6 million, net of allowances, as of December 31, 2001 and December 31, 2000 respectively. Modified loans included as impaired loans totaled $1.6 million, $6.4 million and $8.8 million, net of valuation allowances, as of December 31, 2002, 2001 and 2000, respectively. No modified loans were 90 days or more delinquent as of December 31, 2002, 2001 or 2000.

                         CAPITAL RESOURCES AND LIQUIDITY

Liquidity Requirements

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

     For several years it has been the Bank's strategy to keep cash and liquid investments at a modest level due to availability of substantial credit lines. After the repeal of the liquidity regulation, the Bank's liquidity policy was modified to include unused borrowing capacity in the definition of available liquidity. The Bank's current liquidity policy requires that cash and cash equivalents, short-term investments and unused borrowing capacity be maintained at a minimum level of 10% of the Bank's liquidity base (defined as deposits and borrowings due within one year.) As of December 31, 2002, liquidity-qualifying balances were 27.1% of the Bank's liquidity base.

 External Sources of Funds

     External sources of funds include savings deposits, loan sales, advances from the FHLB and reverse repurchase agreements ("reverse repos"). For purposes of funding asset growth, the source or sources of funds with the lowest total cost for the desired term are generally selected. The incremental source of funds used most often during the last three years was advances from the FHLB.

     Deposits obtained from national brokerage firms ("brokered deposits") are considered a source of funds similar to a borrowing. In evaluating brokered deposits as a source of funds, the cost of these deposits, including commission fees, is compared to other funding sources. Brokered deposits were $161.3 million at December 31, 2002. This compares to $356.8 million at December 31, 2001 and $381.2 million at December 31, 2000. Utilization of brokered deposits decreased during 2002 due to high levels of loan payoffs and growth in retail branch deposits.

     Deposits at retail savings offices were $2.3 billion at December 31, 2002, $2.1 billion as of December 31, 2001 and $1.7 billion at December 2000. Management attributes the increase in retail deposits over the last two years to increased deposits from stock market investors wanting more security for their investments due to variability in the stock market. During 2001, the Bank acquired four retail offices with deposits totaling $174.8 million as part of the purchase of two small banks. As of December 31, 2002, deposits at these acquired branches totaled $163.7 million.

     The Bank also solicits deposits through telemarketing efforts. Telemarketing deposits are obtained by the Bank's employees via telephone, from depositors outside of the Bank's normal service areas. Telemarketing deposits decreased by 36% to $64.6 million at the end of 2002. This compares with $100.7 million at the end of 2001 and $49.1 million at the end of 2000. The level of telemarketing deposits varies based on the activity of investors, who are typically professional money managers. The availability of telemarketing deposits also varies based on the investors' perception of the Bank's creditworthiness. During 2002, the balance of telemarketing deposits decreased as a result of cash flows from loan payoffs and growth in retail deposits.

     Reverse repurchase agreements are short term borrowings secured by mortgage-backed securities. These borrowings decreased to $155.3 million at the end of 2002 from $211.0 million at the end of 2001 and $294.1 million at the end of 2000. Borrowings under reverse repurchase agreements have decreased over the last three years due to prepayments of the underlying mortgage collateral. The Bank has not securitized any mortgage loans for use in collateralized borrowings for several years.

     FHLB advances were $1.2 billion at the end of 2002 compared to $1.6 billion at the end of both 2001 and 2000. Due to high levels of loan payoffs and the growth in retail branch deposits, borrowings from the FHLB decreased during 2002.

     Loan sales were $134.2 million in 2002. This compares to $61.2 million during 2001 and $9.5 million during 2000. Loan sales increased during 2002 and 2001 due to the increased demand by clients for 30-year and 15-year fixed rate mortgages which are originated by the Bank only for sale.

Internal Sources of Funds

     Internal sources of funds include scheduled loan principal payments, loan payoffs, and positive cash flows from operations. Principal payments were $1.5 billion in 2002 compared to $1.3 billion in 2001 and $560.5 million in 2000. Principal payments include both amortization and prepayments and are a function of real estate activity and the general level of interest rates. The increase in prepayments during 2002 compared to 2001 was due to the low level of interest rates available on 30-year and 15-year fixed rate loans available to customers.

Capital Requirements

     Current OTS regulatory capital standards require that the Bank maintain tangible capital of at least 1.5% of total assets, core capital of 4.0% of total assets, and risk-based capital of 8.0% of total assets, risk-weighted. Among other things, failure to comply with these capital standards will result in restrictions on asset growth and necessitate the preparation of a capital plan, subject to regulatory approval. Generally, any institution with a risk-based capital ratio in excess of 10% and a core capital ratio greater than 5% is considered "well-capitalized" for regulatory purposes. Institutions who maintain this capital level can utilize brokered deposits at their discretion Additionally, if they achieve a sufficient ranking on their regulatory examination, they may be assessed lower deposit insurance premiums.

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

     To be considered "well capitalized" for purposes of the prompt corrective action requirements the Bank must maintain the capital ratios as set forth in the table below:

                                                              December 31, 2002
                                                              -----------------
                                                               Amount      %
                                                              -------    ------
                                                            (Dollars in thousands)

   Core capital requirement..........................         $212,143     5.00%
   Bank's core capital...............................          341,680     8.05
                                                              --------    ------
     Excess core capital.............................         $129,537     3.05%
                                                              ========    ======

   Tier 1 risk-based capital requirement.............         $154,607     6.00%
   Bank's tier 1 risk-based capital..................          341,680    13.26
                                                              --------    ------
     Excess tier 1 risk-based capital................         $187,073     7.26%
                                                              ========    ======

   Risk-based capital requirement....................         $257,678    10.00%
   Bank's risk-based capital.........................          374,421    14.53
                                                              --------    ------
     Excess risk-based capital.......................         $116,743     4.53%
                                                              ========    ======

ITEM 7A -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

     The majority of the Bank's assets are monthly adjustable rate mortgages with interest rates that fluctuate based on changes in the FHLB Eleventh District Cost of Funds. These mortgages constitute over 58% of the loan portfolio at the end of 2002. Comparisons over the last several years show that a change in the Bank's cost of funds generally correlates with changes in the Index. The Bank does not use any futures, options or swaps in its asset-liability strategy.

     Assets and liabilities that are subject to repricing are considered rate sensitive. The mis-match in the repricing of rate sensitive assets and liabilities is referred to as a company's "GAP." The GAP is positive if rate-sensitive assets exceed rate-sensitive liabilities for any specified repricing term. Generally, a positive GAP benefits a company during periods of increasing interest rates. The reverse is true during periods of decreasing interest rates. The indices used by the Bank lag changes in interest rates by up to three months (COFI has a three month lag while all other indices have two). However, the Bank's short-term savings and borrowing costs adjust immediately causing net interest income to initially decrease during periods of rising interest rates and increase during periods of declining interest rates.

     The following chart shows the interest sensitivity of the Company's assets and liabilities by repricing period at December 31, 2002 and the consolidated GAP position as a percentage of total assets at that time:

                                                   INTEREST-SENSITIVITY GAP
                                                   --------------------------------------------------------------------------
                                                                                     Balances       Balances       Balances
                                                                     Balances        Repricing     Repricing       Repricing
                                                      Total          Repricing      Within 1-3    Within 4-10        After
                                                     Balance       Within 1 Year       Years         Years         10 Years
                                                   ------------    ------------    -----------    -----------    ------------
                                                                             (Dollars in thousands)
Interest-earning assets:
  FHLB interest-earning deposits............... $       9,925   $         9,925 $         --   $          --  $           --
  Investment securities........................       103,055            18,639       40,389          44,027              --
  Mortgage-backed securities...................       200,585           200,310          181              79              15
  Loans receivable.............................     3,858,650         3,014,346      589,612         250,850           3,842
                                                   ----------      ------------    ---------     -----------      ----------
    Total interest-earning assets.............. $   4,172,215   $     3,243,220 $    630,182   $     294,956  $        3,857
                                                   ==========      ============    =========     ===========      ==========
Interest-bearing liabilities:
  Demand accounts.............................. $   1,605,619   $     1,605,619 $         --   $          --  $           --
  Fixed rate term certificates.................       921,407           794,671      116,202           9,451           1,083
    FHLB advances..............................     1,167,000           427,000      445,000         295,000              --
    Reverse repurchase agreements..............       155,273           155,273           --              --              --
                                                   ----------      ------------    ---------     -----------      ----------
     Total interest-bearing liabilities........ $   3,849,299   $     2,982,563 $    561,202   $     304,451  $        1,083
                                                   ==========      ============    =========     ===========      ==========
Interest-sensitivity GAP....................... $     322,916   $       260,657 $     68,980   $      (9,495) $        2,774
                                                   ==========      ============    =========     ===========      ==========
Interest-sensitivity GAP as a percentage of
    total assets...............................                            6.13%        1.62%          (0.22)%          0.07%
                                                                   ============    =========     ===========      ==========
Cumulative interest-sensitivity GAP............                 $       260,657 $    329,637   $     320,142  $      322,916
                                                                   ============    =========     ===========      ==========
Cumulative interest-sensitivity GAP as a
    percentage of total assets.................                            6.13%        7.74%          7.53%            7.59%
                                                                   ============    =========     ===========      ==========

     In order to minimize the impact of rate fluctuations on earnings, management's goal is to keep the one-year GAP at less than 20% of total assets (positive or negative). At December 31, 2002, the Company's one-year GAP ratio was a positive $260.7 million or 6.13% of total assets. This compares with a negative GAP ratio of 6.1% of total assets at December 31, 2001 and a positive GAP ratio of 11.8% of total assets at December 31, 2000. The change to a positive GAP at December 31, 2002 from a negative GAP at December 31, 2001 is due to the fact that the Bank extended the maturities of its FHLB advances in order to match the fixed rate period of its hybrid loans.

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

     The following table shows the estimated impact of a parallel shift in interest rates on the Bank's portfolio value at December 31, 2002 and December 31, 2001:
                                                    Percentage
   Change in Interest Rates                 Change in Net Portfolio Value(1)
                                            -----------------------------
       (In Basis Points)                      2002                  2001
                                            -------                ------
         +300..........................       (7)%                (16)%
         +200..........................       (3)%                (11)%
         +100..........................     (.49)%                 (6)%
        --100.........................         --%                   6%
        --200.........................         --%(2)               --%(2)
        --300.........................         --%(2)               --%(2)

(1) The percentage change represents the projected change in the net portfolio value of the Bank in a stable interest rate environment versus the net portfolio value in the various rate scenarios. The OTS defines net portfolio value as the present value of expected cash flows from existing assets minus the present value of expected cash flows from existing liabilities.

(2) A downward shift in interest rates of 200 basis points or 300 basis points for both December 31, 2002 and December 31, 2001 levels would result in negative interest rates in many cases. Therefore, modeling the impact of such declines as of December 31, 2002 and December 31, 2001 is not meaningful or practical

     The following table shows the fair value and contract terms of the Bank's interest-earning assets and interest-bearing liabilities as of December 31, 2002 categorized by type and expected maturity for each of the next five years and thereafter:

                                                         Expected Maturity Date as of December 31, (1)
                           --------------------------------------------------------------------------------------------------------
                                                                                                              Total
                              2003         2004          2005         2006         2007      Thereafter     Balance      Fair Value
                           ---------    ----------    ----------    --------    ---------    ---------     ---------    -----------
                                                                       (Dollars in thousands)
Interest-earning assets:
  Loans receivable:
    Adjustable rate loans:
     Single family........ $   543,633  $   433,890   $    280,022  $  156,308  $   89,317   $   133,228  $   1,636,398 $  1,665,635
     Average interest
     rate.................        5.89%        5.78%          5.64%       5.57%       5.53%         5.47%          5.73%
     Multi-family.........     337,266      320,688        272,430     241,432     127,350       312,152      1,611,318    1,659,295
     Average interest
     rate.................        5.85%        5.86%          5.85%       6.15%       5.74%         5.60%          5.84%
    Commercial and
     industrial...........      88,641       86,442         68,310      55,363      27,916        56,711        383,383      401,772
     Average interest
     rate.................        6.94%        6.92%          6.87%       7.05%       6.64%         6.37%          6.83%
    Fixed rate loans:
     Single family........       8,976        6,485          4,318       1,784         690           432         22,685       23,290
     Average interest
      rate................        7.49%        6.74%          6.35%       6.31%       6.30%         6.29%          6.91%
     Multi-family.........       9,623        7,920          6,646       6,328       1,499         1,979         33,995       35,969
     Average interest
      rate................        7.79%        7.64%          7.54%       7.33%       7.74%         7.89%          7.62%
    Commercial and
     industrial...........      11,020       11,064          6,115       4,298       2,571         2,572         37,640       39,916
     Average interest
      rate................        7.90%        7.79%          7.55%       7.89%       7.76%         8.11%          7.82%
    Commercial business
     loans................       4,739        5,033          5,344       5,188          --            --         20,304       20,595
     Average interest
      rate................        6.02%        6.02%          6.02%       6.02%         --            --           6.02%
     Construction loans...       3,470        3,457             --          --          --            --          6,927        7,150
     Average interest
      rate................        8.75%        8.75%             --          --          --            --           8.75%
     Consumer loans.......      36,331           40             44          49          54           362         36,880       36,891
     Average interest
      rate................        5.50%       10.10%         10.10%      10.10%      10.10%        10.10%          5.57%
     Other loans..........      18,869       21,393         16,309       8,613       3,936            --         69,120       69,410
     Average interest
      rate................        4.84%        4.96%          4.96%       4.96%       4.96%           --           4.93%
    Mortgage-backed
     securities:
    Adjustable:                 67,594       43,761         29,473      19,809      13,282        26,216        200,135      200,135
     Average interest
      rate................        3.76%        3.76%          3.76%       3.76%       3.76%         3.76%          3.76%
    Fixed:                         176          112             69          42          25            26            450          450
     Average interest
      rate................        8.00%        8.00%          8.00%       8.00%       8.00%         8.00%          8.00%
    Investment securities,
     overnight
     investments and
     interest-bearing
     deposits:                  28,564       19,790         20,599      23,184      20,843            --        112,980      112,980
     Average interest
      rate................        3.57%        5.00%          5.04%       5.06%       5.07%           --           4.66%
                             ---------    ----------    ----------    --------    ---------    ---------      ---------    ---------
Total interest-earning
     assets............... $ 1,158,902 $    960,075   $    709,679  $  522,398  $  287,483   $   533,678  $   4,172,215 $  4,273,488
                             =========    ==========    ==========    ========    =========    =========      =========    =========
Interest-bearing
     liabilities:
  Deposits:
     Checking accounts.... $   414,497  $        --   $         --  $       --  $       --   $        --  $     414,497 $    414,497
     Average interest
      rate................        0.24%          --             --          --          --            --           0.24%
     Savings accounts.....   1,191,122           --             --          --          --            --      1,191,122    1,191,122
     Average interest
      rate................        2.05%          --             --          --          --            --           2.05%
     Certificate accounts.     794,671       52,397         63,805       2,623       6,022         1,889        921,407      934,359
     Average interest
      rate................        2.47%        3.67%          4.34%       4.54%       4.43%         3.44%          1.98%
    Borrowings:
     FHLB advances........     427,000      285,000        160,000     175,000      85,000        35,000      1,167,000    1,214,044
     Average interest
      rate................        2.25%        4.74%          4.24%       5.57%       4.56%         5.88%          3.90%
    Reverse repurchase
     agreements...........     155,273           --            --           --           --           --        155,273      155,285
     Average interest
      rate................        1.61%          --            --           --           --           --           1.61%
                              ---------    --------       --------    --------    ---------     --------      ---------    ---------
Total interest-bearing
     liabilities.......... $  2,982,563 $   337,397   $    223,805  $  177,623  $    91,022   $   36,889  $   3,849,299 $  3,909,307
                              =========    ========       ========    ========    =========     ========      =========    =========

(1) Expected maturities are contractual maturities adjusted for prepayments of principal. The Bank uses certain assumptions to estimate fair values and expected maturities. For assets, expected maturities are based upon contractual maturity, projected repayments and prepayments of principal. The prepayment experience used is based on the Bank's historical experience. The Bank's average CPR (Constant Prepayment Rate) is 36% for the single family portfolio and 24% for its multi-family and commercial real estate portfolios. For fixed rate loans, the Bank's average CPR is 60% and 30% respectively. The Bank used estimated deposit runoff based on available industry information.

                                  STOCK PRICES

     The common stock of FirstFed Financial Corp. is traded on the New York Stock Exchange under the trading symbol "FED". The quarterly high and low information presented below is based on information supplied by the New York Stock Exchange.

     The Company has never declared or paid a cash dividend to its stockholders.

     As of February 7, 2003, there remain 1,348,677 shares eligible for repurchase under the Company's stock repurchase program. The Company repurchased 353,000 and 821,500 shares of its common stock during 2002 and 2000. No shares were repurchased during 2001.



                                                 PRICE RANGE OF COMMON STOCK

              First Quarter          Second Quarter           Third Quarter           Fourth Quarter
             High      Low          High           Low       High          Low        High        Low
2002        $27.00    $24.58      $29.90        $26.26      $28.89      $23.89      $29.15       $23.92
2001         32.06     26.25       31.00         28.00       36.30       24.00       25.95        21.90
2000         16.63     11.88       14.56         11.69       23.00       14.06       33.13        21.31
1999         18.00     15.56       20.00         15.31       17.81       15.00       18.50        12.81
1998(1)      21.19     15.94       26.41         20.41       26.94       14.75       18.56        14.13

(1) All amounts have been adjusted for the two-for-one stock split declared June 25, 1998.

ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    FIRSTFED FINANCIAL CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    (Dollars in thousands, except share data)

                                                                           December 31,           December 31,
                                                                               2002                   2001
                                                                         ----------------      ------------------
ASSETS
Cash and cash equivalents......................................      $           45,199    $            174,171
Investment securities, available-for-sale (at fair value)
  (Note 2).....................................................                 103,055                 110,444
Mortgage-backed securities, available-for-sale (at fair value:
  $151,775 and $224,114 pledged)  (Notes 3 and 10).............                 200,585                 284,079
Loans receivable, held-for-sale (fair value of $2,300 and
  $5,250)  (Note 4)............................................                   2,293                   5,246
Loans receivable, net (Notes 4 and 9)..........................               3,766,942               3,999,643
Accrued interest and dividends receivable......................                  17,752                  22,076
Real estate, net (Note 5)......................................                     347                   1,515
Office properties and equipment, net (Note 6)..................                  10,342                  10,822
Investment in Federal Home Loan Bank (FHLB) stock, at cost (Notes
  7 and 9).....................................................                  78,728                  91,713
Other assets...................................................                  28,486                  26,580
                                                                         --------------         ---------------
                                                                     $        4,253,729    $          4,726,289
                                                                         ==============         ===============
LIABILITIES

Deposits (Note 8)..............................................      $        2,527,026    $          2,546,647
FHLB advances (Notes 7 and 9) .................................               1,167,000               1,597,000
Securities sold under agreements to repurchase (Note 10).......                 155,273                 211,040
Accrued expenses and other liabilities.........................                  32,789                  45,924
                                                                         --------------         ---------------
                                                                              3,882,088               4,400,611
                                                                         --------------         ---------------
COMMITMENTS AND CONTINGENT LIABILITIES
 (Notes 1, 4, 6 and 13)

STOCKHOLDERS' EQUITY (Notes 12 and 13)

Common stock, par value $.01 per share; Authorized 100,000,000 shares; issued
  23,395,202, and 23,362,196 shares, outstanding 16,931,306 and 17,251,300 shares.
                                                                                    234                     234
Additional paid-in capital........................................               35,680                  34,670
Retained earnings - substantially restricted......................              418,885                 363,713
Unreleased shares to employee stock
  ownership plan .................................................                 (597)                     --
Treasury stock, at cost, 6,463,896 and 6,110,896 shares...........              (84,762)                (75,930)
Accumulated other comprehensive earnings, net of taxes............                2,201                   2,991
                                                                         --------------         ---------------
                                                                                371,641                 325,678
                                                                         --------------         ---------------
                                                                     $        4,253,729    $          4,726,289
                                                                         ==============         ===============

                   See accompanying notes to consolidated financial statements

                     FIRSTFED FINANCIAL CORP. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE EARNINGS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                 (Dollars in thousands, except per share data)

                                                                         2002              2001               2000
                                                                    --------------    --------------     --------------
Interest income:
     Interest on loans.......................................    $        243,716  $         298,942  $       274,720
     Interest on mortgage-backed securities..................               9,154             19,803           24,448
     Interest and dividends on investments...................              11,008             15,187           15,152
                                                                   --------------     --------------    -------------
        Total interest income................................             263,878            333,932          314,320
                                                                   --------------     --------------    -------------
Interest expense:
     Interest on deposits (Note 8)...........................              60,808             94,568          100,174
     Interest on borrowings (Notes 9 and 10).................              67,611            107,186          106,331
                                                                   --------------     --------------    -------------
        Total interest expense...............................             128,419            201,754          206,505
                                                                   --------------     --------------    -------------

Net interest income..........................................             135,459            132,178          107,815
     Provision for loan losses (Note 4)......................                  --                 --               --
                                                                   --------------     --------------    -------------
Net interest income after provision for loan losses..........             135,459            132,178          107,815
                                                                   --------------     --------------    -------------
Non-interest income:
     Loan servicing and other fees...........................               4,325              3,319            2,804
     Retail office fees......................................               4,604              3,791            3,050
     Gain on sale of loans...................................               7,806                656               64
     Real estate operations, net (Note 5)....................                 339                304              594
     Other operating income..................................               1,000                849            1,235
                                                                   --------------     --------------    -------------
        Total other income...................................              18,074              8,919            7,747
                                                                   --------------     --------------    -------------
Non-interest expense:
     Salaries and employee benefits (Note 13)................              32,627             29,682           26,444
     Occupancy (Note 6)......................................               8,557              8,302            8,031
     Advertising.............................................               1,378              1,800            1,417
     Amortization of core deposit intangible.................               1,962              1,564            1,965
     Federal deposit insurance...............................                 438                418              538
     Legal...................................................               2,888              1,393              632
     Other operating expense.................................              10,362             10,015            9,238
                                                                   --------------     --------------    -------------
        Total non-interest expense...........................              58,212             53,174           48,265
                                                                   --------------     --------------    -------------

Earnings before income taxes.................................              95,321             87,923           67,297
Income taxes (Note 11).......................................              40,149             37,621           28,832
                                                                   --------------     --------------    -------------
Net earnings.................................................    $         55,172  $          50,302  $        38,465
                                                                   ==============     ==============    =============
Other comprehensive earnings (loss):
     Unrealized earnings (loss) on mortgage-backed
     securities and securities available-for-sale, net of taxes              (790)              5,149           6,122
                                                                   --------------     --------------    -------------
Comprehensive earnings.......................................    $         54,382  $          55,451  $        44,587
                                                                   ==============     ==============    =============
Earnings per share: (Notes 12 and 15)
     Basic...................................................    $           3.22  $            2.92  $          2.23
                                                                   ==============     ==============    =============
     Diluted.................................................    $           3.15  $            2.85  $          2.20
                                                                   ==============     ==============    =============
Weighted average shares outstanding:
     Basic...................................................          17,149,712         17,234,591       17,251,618
                                                                   ==============     ==============    =============
     Diluted.................................................          17,506,129         17,645,647       17,456,895
                                                                   ==============     ==============    =============

                    See accompanying notes to consolidated financial statements

                     FIRSTFED FINANCIAL CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                    (Dollars in thousands, except share data)

                                                                                                             Accumulated
                                                                  Retained       Unreleased                    Other
                                                                  Earnings        Shares to                 Comprehensive
                                                  Additional   (Substantially       ESOP                      Earnings
                                     Common        Paid-In       Restricted)      (Notes 12    Treasury     (Loss), Net of
                                      Stock        Capital        (Note 12)        and 13)       Stock      Taxes (Notes 2    Total
                                                                                                               and 3)
                                     ---------   ----------   --------------    ----------    ---------    ---------------  --------
Balance, December 31, 1999......... $       233  $     31,561  $    274,946   $     (1,759) $   (65,568) $        (8,280)  $231,133
Exercise of employee stock options.          --           793            --             --           --               --        793
Net decrease in unreleased shares
    to the ESOP....................          --           186            --            918           --               --      1,104
Unrealized gain on securities
   available-for-sale, net of taxes          --            --            --             --           --            6,122      6,122
Common stock repurchased (821,500)
   shares..........................          --            --            --             --      (10,175)              --    (10,175)
Net earnings 2000..................          --            --        38,465             --           --               --     38,465
                                      ---------    ----------   -----------      ---------    ---------      -----------   --------
Balance, December 31, 2000.........         233                     313,411           (841)     (75,743)          (2,158)   267,442

Exercise of employee stock options.           1           764            --             --           --               --        765
Net decrease in unreleased shares
    to the ESOP....................          --         1,179            --            841           --               --      2,020
Unrealized gain on securities
   available-for-sale, net of taxes          --            --            --             --           --            5,149      5,149
Restricted common stock forfeited..          --           187            --             --         (187)              --         --
Net earnings 2001..................          --            --        50,302             --           --               --     50,302
                                      ---------    ----------   -----------      ---------     --------      -----------    -------
Balance, December 31, 2001.........         234        34,670       363,713             --      (75,930)           2,991    325,678

Exercise of employee stock options.          --           407            --             --           --               --        407
Net decrease in unreleased shares
    to the ESOP....................          --            --            --           (597)          --               --       (597)
Benefit from stock option tax
   adjustment......................          --           603            --             --           --               --        603
Unrealized loss on securities
   available-for-sale, net of taxes          --            --            --             --           --             (790)      (790)
Common stock repurchased (353,000)
   shares..........................          --            --            --             --       (8,832)              --     (8,832)
Net earnings 2002..................          --            --        55,172             --           --               --     55,172
                                      ---------     ---------   -----------      ---------     --------    -------------    -------
Balance, December 31, 2002......... $       234  $     35,680 $     418,885   $       (597) $   (84,762) $         2,201   $371,641
                                      =========     =========   ===========      =========     ========    =============    =======





                     See accompanying notes to consolidated financial statements

                     FIRSTFED FINANCIAL CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                                 (In thousands)

                                                                             2002              2001             2000
                                                                         ------------      ------------     ------------
     CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings.................................................   $       55,172  $         50,302  $         38,465
     Adjustments to reconcile net earnings to
      net cash provided by operating activities:
       Net change in loans held-for-sale..........................             2,953            (3,000)               57
       Depreciation and amortization..............................             1,652             1,919             1,874
       Valuation adjustments on real estate sold..................              (265)             (525)             (491)
       Amortization of fees and discounts.........................             3,926             5,913             1,703
       Decrease in servicing asset................................               737               375               905
       Change in taxes payable....................................            (1,976)           (1,738)             (323)
       (Increase) decrease in interest and dividends receivable...             4,324             7,392            (6,663)
       Increase (decrease) in interest payable....................            (5,895)          (13,855)           11,298
       Amortization of core deposit intangible asset..............             1,962             1,564             1,964
       Increase in other assets...................................           (13,784)           (5,505)           (5,179)
       Increase (decrease) in accrued expenses and
         other liabilities........................................            (7,240)           (1,575)              325
                                                                         -----------      ------------      ------------
         Total adjustments........................................           (13,606)           (9,035)            5,470
                                                                         -----------      ------------      ------------
         Net cash provided by operating activities................            41,566            41,267            43,935
                                                                         -----------      ------------      ------------
     CASH FLOWS FROM INVESTING ACTIVITIES:
       Loans made to customers and principal
         collections on loans ....................................           232,998           (96,132)         (434,026)
       Loans purchased under recourse arrangements................                --                --              (240)
       Loans purchased............................................               (89)         (132,625)          (14,077)
       Proceeds from sales of real estate owned...................             3,500             4,968             5,290
       Proceeds from maturities and principal payments of
         investment securities, available-for-sale................            87,120            48,962            20,589
       Principal reductions on mortgage-backed securities,
         available-for-sale.......................................            83,010            96,770            62,332
       Purchases of investment securities,
         available-for-sale.......................................           (80,855)          (19,964)           (3,547)
       Redemptions (purchases) of FHLB stock......................            17,585            (4,025)           (4,079)
       Other......................................................                --            (4,105)           (1,205)
       Net cash from acquisitions.................................                --            17,680            32,866
                                                                         -----------      ------------      ------------
         Net cash provided by (used in) investing activities......           343,269           (88,471)         (336,097)
                                                                         -----------      ------------      ------------
     CASH FLOWS FROM FINANCING ACTIVITIES:
       Net increase (decrease) in deposits........................           (19,621)          206,824           (64,767)
       Net increase (decrease) in short term borrowings...........          (675,767)          (65,070)          340,475
       Increase in long term borrowings...........................           190,000                --                --
       Purchases of treasury stock................................            (8,832)               --           (10,175)
       Other......................................................               413             1,944             2,499
                                                                         -----------      ------------      ------------
         Net cash provided by (used in) financing activities                (513,807)          143,698           268,032
                                                                         -----------      ------------      ------------

       Net increase (decrease) in cash and cash equivalents.......          (128,972)           96,494           (24,130)
       Cash and cash equivalents at beginning of period...........           174,171            77,677           101,807
                                                                         -----------      ------------      ------------
       Cash and cash equivalents at end of period.................   $        45,199  $        174,171  $         77,677
                                                                         ===========      ============      ============

                    See accompanying notes to consolidated financial statements

                     FIRSTFED FINANCIAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies

     The following is a summary of the significant accounting policies of FirstFed Financial Corp. ("Company") and its wholly-owned subsidiary First Federal Bank of California ("Bank").

     The preparation of the Company's financial statements in conformity with Generally Accepted Accounting Principles in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported operations of the Company for the periods presented. Actual results may differ from those estimates calculated by management.

 Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its subsidiary, the Bank. The Bank maintains 29 full-service savings branches in Southern California. The Bank's primary business consists of attracting retail deposits and wholesale borrowings and using those funds to originate loans secured by mortgages on real estate, consumer loans and business loans. All significant inter-company balances and transactions have been eliminated in consolidation. Certain items in the 2000 and 2001 consolidated financial statements have been reclassified to conform to the 2002 presentation.

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

     The market risk of a financial instrument is the possibility that future changes in market prices may reduce the value of a financial instrument or increase the contractual obligations of the Bank. The Bank's market risk is concentrated in its portfolios of loans receivable. When a borrower fails to meet the contractual requirements of his or her loan agreement, the Bank is subject to the market risk of the collateral securing the loan. Likewise, the Bank is subject to the volatility of real estate prices with respect to real estate acquired by foreclosure. The Bank's securities classified as available-for-sale are traded in active markets. The value of these securities is susceptible to the fluctuations of the market.

                     FIRSTFED FINANCIAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies (continued)

  Interest Rate Risk

     Financial instruments are subject to interest rate risk to the extent that they reprice on a frequency, degree or basis that varies from market pricing. The Bank is subject to interest rate risk to the degree that its interest-earning assets reprice on a different frequency or schedule than its interest-bearing liabilities. A majority of the Bank's loans receivable and mortgage-backed securities reprice based on the Federal Home Loan Bank of San Francisco ("FHLBSF") Eleventh District Cost of Funds Index (the "Index"). The repricing of the Index tends to lag market interest rates. The Bank closely monitors the pricing sensitivity of its financial instruments.

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

     Securities designated as available-for-sale are recorded at fair value. Changes in the fair value of such securities available-for-sale are included in stockholders' equity as unrealized gains (losses) on securities available-for-sale, net of taxes. Unrealized losses on available-for-sale securities, reflecting a decline in value judged to be other than temporary, are charged to earnings in the Consolidated Statements of Operations and Comprehensive Earnings. Unrealized gains or losses on available-for-sale securities are computed on a specific identification basis. Premiums and discounts on investment securities available for sale are amortized utilizing the interest method over the contractual term of the assets.

     The Bank did not hold any trading securities at December 31, 2002 or 2001.

                     FIRSTFED FINANCIAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies (continued)


Loans Held-for-Investment

     The Bank's loan portfolio is primarily comprised of single family residential loans (one-to-four units), and multi-family loans (five or more units). Loans are generally recorded at the contractual amounts owed by borrowers, less unearned interest and allowances for loan losses.

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

                     FIRSTFED FINANCIAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies (continued)

     General allowances are provided for all loans, regardless of any specific allowances provided. The determination of the Bank's general allowance for loan losses is based on estimates that are affected by changes in the regional or national economy and market conditions. The Bank's management believes, based on economic and market conditions, that the general allowance for loan losses is adequate as of December 31, 2002 and 2001. Should there be an economic or market downturn or if market interest rates increase significantly, the Bank could experience a material increase in the level of loan defaults and charge-offs.

Loan Origination Fees and Costs

     Loan origination fees and certain direct loan origination costs are deferred and recognized over the lives of the related loans as an adjustment of loan yields using the interest method. When a loan is repaid or sold, any unamortized net deferred fee balance is credited to income.

 Gain or Loss on Sale of Loans

     The Bank primarily sells its mortgage loans on a servicing released basis and recognizes cash gains or losses immediately in its Statement of Operations and Comprehensive Earnings. The Bank has previously sold mortgage loans and loan participations on a servicing retained basis with yield rates to the buyer based upon the current market rates which may differ from the contractual rate of the loans sold. Under GAAP, servicing assets or liabilities and other retained interests are required to be recorded as an allocation of the carrying amount of the loans sold based on the estimated relative fair values of the loans sold and any retained interests, less liabilities incurred. Servicing assets are evaluated for impairment based on the asset's fair value. The Bank estimates fair values by discounting servicing assets cash flows using discount and prepayment rates that it believes market participants would use. Servicing assets arising from the sale of loans are included in other assets and were $536,000 and $1,087,000 at December 31, 2002 and 2001, respectively. No additional servicing assets were recorded in 2002, 2001 or 2000.

Core Deposit Intangible

     Loans, deposits and other assets and liabilities assumed in connection with acquisitions are accounted for under the purchase method of accounting. Assets and liabilities are recorded at their fair values as of the date of the acquisition and the excess cost over fair values of the assets and liabilities is classified as a core deposit intangible asset. This asset is being amortized over its estimated useful life. The Company adopted SFAS No. 142 effective January 1, 2002. Under the provisions of SFAS No. 142, the Company amortizes these intangible assets over their estimated useful lives. The balance of core deposit intangible at December 31, 2002 was $9,323,000. There was no impairment of the Company's core deposit intangible as of December 31, 2002.

     The following is a projection of estimated amortization of the core deposit intangible at December 31, for the periods indicated (in thousands):

              2003...................................$        2,005
              2004...................................         2,005
              2005...................................         2,005
              2006...................................         2,005
              2007 and thereafter....................         1,303
                                                        -----------
                                                     $        9,323
                                                        ===========

                     FIRSTFED FINANCIAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies (continued)

Real Estate

     The Bank's real estate acquired in settlement of loans ("REO") consists of property acquired through foreclosure proceedings or by deed in lieu of foreclosure. Generally, all loans greater than 60 days delinquent are placed into foreclosure and, if necessary, a valuation allowance is established. The Bank acquires title to the property in most foreclosure actions that are not reinstated by the borrower. Once real estate is acquired in settlement of a loan, the property is recorded as REO at fair market value, less estimated selling costs. Fair value is determined by an appraisal obtained at foreclosure. The REO balance is adjusted for any subsequent declines in fair value through a valuation allowance.

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

Securities Sold Under Agreements to Repurchase

     The Company enters into sales of securities under agreements to repurchase ("reverse repurchase agreements"). Reverse repurchase agreements are treated as financing arrangements and, accordingly, the obligations to repurchase the securities sold are reflected as liabilities in the consolidated financial statements. The mortgage-backed securities collateralizing reverse repurchase agreements are delivered to several major brokerage firms who arrange the transactions. These securities are reflected as assets in the Company's consolidated financial statements. The brokerage firms may loan such securities to other parties in the normal course of their operations and agree to return the identical securities to the Company at the maturity of the agreements.

 Income Taxes

     The Company files a consolidated federal income tax return and a combined California franchise tax report with the Bank and its subsidiaries. The Bank accounts for income taxes using the asset and liability method. In the asset and liability method, deferred tax assets and liabilities are established as of the reporting date for the realizable cumulative temporary differences between the financial reporting and tax return basis of the Bank's assets and liabilities. The tax rates applied are the statutory rates expected to be in effect when the temporary differences are realized or settled.

Stock Option Plans

     The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, issued in March 2000, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards in each period.

                     FIRSTFED FINANCIAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies (continued)

                                                                   Years Ended December 31,
                                                           ------------------------------------------
                                                               2002            2001           2000
                                                           -----------    ------------    -----------
                                                           (In thousands, except per share data)
  Net income as reported............................    $       55,172 $       50,302  $      38,465
    Deduction total stock-based employee compensation
    expense determined under fair-value-based method
    for all rewards, net of tax.....................              (976)          (978)          (773)
                                                           -----------    -----------    -----------
    Pro forma net income............................    $       54,196 $       49,324  $      37,692
                                                           ===========    ===========    ===========
  Earnings per share:
  Basic:
    As reported.....................................    $         3.22 $         2.92  $        2.23
    Pro forma.......................................    $         3.16 $         2.86  $        2.18

  Diluted:
    As reported.....................................    $         3.15 $         2.85  $        2.20
    Pro forma.......................................    $         3.11 $         2.80  $        2.17

     The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2002, 2001 and 2000, respectively: no dividend yield in any year; expected volatility of 34%, 38% and 37%; risk free interest rates of 5.1%, 5.1% and 6.7%; and expected average lives of 6 years in all three periods. The weighted-average grant date fair value of options granted during the year are $12.68, $9.45 and $23.75 for 2002, 2001 and 2000, respectively. The Company has elected to recognize forfeitures in the year they occur.

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

Cash Flows

     Cash and cash equivalents include short-term, highly liquid investments that generally have an original maturity date of three months or less. Non-cash investing transactions during 2001 include the acquisition of $158,654,000 of loans and other assets and the assumption of $176,334,000 in deposits and other liabilities and the recognition of $3,573,000 of intangible assets. A net total of $17,680,000 in cash was received in the acquisition of two small institutions during 2001. Non-cash investing transactions during 2000 include the acquisition of $125,171,000 of loans and the assumption of $168,457,000 in deposits and the recognition of $10,420,000 of intangible assets. A net total of $32,866,000 in cash was received related to the acquisition of certain branches during 2000.

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

                     FIRSTFED FINANCIAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies (continued)

Comprehensive Earnings

     GAAP establishes standards for reporting and presentation of comprehensive earnings and its components in a full set of financial statements. Comprehensive earnings consists of net earnings and net unrealized gains (losses) on securities available-for-sale and is presented in the consolidated statements of operations and comprehensive earnings and consolidated statements of stockholders' equity. Accounting standards require only additional disclosures in the consolidated statements; it does not affect the Company's financial position or results of operations.

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

Derivative Instruments

     The Company accounts for derivative instruments in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." A derivative is considered either an asset or liability in the statement of financial condition and measured at fair value. If a derivative is designated as a hedging instrument the changes in fair value of the derivative are either (a) recognized in earnings in the period of change together with the offsetting gain or loss on the hedged item or (b) reported as a component of other comprehensive earnings and subsequently reclassified into earnings when the hedged risk affects earnings. For a derivative not designated as a hedging instrument, changes in fair value are recognized in earnings in the period of change. As of December 31, 2002, the Company has approximately $13,630,000 of commitments to originate loans, which will be held for sale, and approximately $3,590,000 of loan sale commitments that qualify as derivatives under SFAS No. 133. The commitments are recorded at fair value at December 31, 2002.

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

     On October 1, 2002, the FASB issued Statement No. 147, Acquisitions of Certain Financial Institutions ("SFAS No. 147"), which requires most financial services companies to subject all their goodwill to annual impairment tests instead of amortizing some of it (the so-called Statement 72 goodwill). SFAS No. 147 applies to all new and past financial-institution acquisitions, including "branch acquisitions" that qualify as acquisitions of a business, but excluding acquisitions between mutual institutions. All acquisitions within the scope of the new Statement will now be governed by the requirements in Statements 141 and
142. Statement 147 did not have a material impact on the Company's consolidated financial statements.

                     FIRSTFED FINANCIAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies (continued)

     In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company's financial statements.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No.
123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements.

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective. The application of this Interpretation is not expected to have a material effect on the Company's financial statements as the Company has no variable interest entities.

(2) Investment Securities

     The amounts advanced under agreements to resell securities (repurchase agreements) represent short-term investments. During the agreement period the securities are maintained by the dealer under a written custodial agreement that explicitly recognizes the Bank's interest in the securities. The Bank had no agreements to resell securities at December 31, 2002 and $123,000,000 in agreements to resell securities at December 31, 2001. These agreements are classified as cash and cash equivalents in the accompanying Consolidated Statements of Financial Condition. Securities purchased under agreements to resell averaged $54,054,000 and $62,860,000 during 2002 and 2001, and the maximum amounts outstanding at any month end during 2002 and 2001 were $83,000,000 and $123,000,000 respectively.

     The Bank also had overnight deposits on hand with the Federal Home Loan Bank of San Francisco which totaled $9,925,000 and $18,814,000, respectively, at December 31, 2002 and December 31, 2001.

     Investment securities, available-for-sale, are recorded at fair value and summarized below for the periods indicated:

                                                                 At December 31, 2002
                                                ------------------------------------------------------
                                                                  Gross          Gross
                                                Historical     Unrealized     Unrealized      Fair
                                                    Cost          Gains         Losses        Value
                                                    ----          -----         ------        -----
                                                                    (In thousands)
United States Government and
  Federal agency obligations.................$        200   $           3  $          --  $        203
Collateralized  Mortgage Obligations.........     101,802           1,151           (101)      102,852
                                                ---------     -----------     -----------     --------
                                             $    102,002   $       1,154  $        (101) $    103,055
                                                =========     ===========     ===========     ========

                     FIRSTFED FINANCIAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2) Investment Securities (continued)

                                                                 At December 31, 2001
                                                -----------------------------------------------------
                                                                 Gross         Gross
                                                Historical    Unrealized    Unrealized       Fair
                                                   Cost          Gains         Losses        Value
                                                   ----          -----         ------        -----
                                                                    (In thousands)
United States Government and
  Federal agency obligations.................$      28,499 $          3  $         (34)  $    28,468
Collateralized  Mortgage Obligations.........       80,013        1,973            (10)       81,976
                                                ----------    ---------    ------------    ---------
                                             $     108,512 $      1,976  $         (44)  $   110,444
                                                ==========    =========    ============    =========

     Related   maturity  data  for  U.S.   government  and  agency   securities,
available-for-sale, is summarized below for the period indicated:

                                                            At December 31, 2002
                                                ----------------------------------------------------
                                                                 Gross          Gross
                                                Historical    Unrealized     Unrealized       Fair
                                                   Cost          Gains         Losses         Value
                                                   ----          -----         ------         -----
                                                                   (In thousands)
Maturing within 2 years......................$        200  $           3 $         --    $      203
                                                ---------     ----------    ---------       -------
                                             $        200  $           3 $         --    $      203
                                                =========     ==========    =========       =======

     Collateralized Mortgage Obligations as of December 31, 2002 all have expected maturities within five years. There were no sales of investment securities during 2002, 2001 or 2000. Accrued interest on investments was $428,000 and $1,275,000 at December 31, 2002 and 2001, respectively.


(3) Mortgage-backed Securities

     Mortgage-backed securities, available-for-sale, are due through the year 2032 and are summarized below for the periods indicated:

                                                          At December 31, 2002
                                      -----------------------------------------------------------
                                                         Gross            Gross
                                      Historical      Unrealized       Unrealized         Fair
                                         Cost            Gains            Losses          Value
                                         ----            -----            ------          -----
                                                             (In thousands)
FNMA...............................$      8,203  $           114   $           --   $       8,317
FHLMC..............................     189,638            2,630               --         192,268
                                      ---------    -------------    -------------       ---------
                                   $    197,841  $         2,744   $           --   $     200,585
                                      =========    =============    =============       =========

                                                          At December 31, 2001
                                      -----------------------------------------------------------
                                                         Gross             Gross
                                      Historical      Unrealized        Unrealized        Fair
                                         Cost            Gains            Losses          Value
                                         ----            -----            ------          -----
                                                              (In thousands)
FNMA...............................$     11,657  $           173   $          --     $     11,830
FHLMC..............................     269,195            3,054              --          272,249
                                      ---------    -------------    ------------        ---------
                                   $    280,852  $         3,227   $          --     $    284,079
                                      =========    =============    ============        =========

     There were no mortgage-backed securities created with loans originated by the Bank in 2002, 2001 or 2000. There were no sales of mortgage-backed securities during 2002, 2001 or 2000.

     Accrued  interest   receivable   related  to   mortgage-backed   securities
outstanding at December 31, 2002 and 2001 totaled $1,293,000 and $2,461,000 respectively.

                     FIRSTFED FINANCIAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4) Loans Receivable

The following is a summary of loans receivable for the periods indicated:

                                                                        At December 31,
                                                                 ----------------------------
                                                                     2002            2001
                                                                 ------------    ------------
                                                                       (In thousands)
Real estate loans: First trust deed residential loans:
     One-to-four units ..................................     $     1,723,690 $     2,121,899
     Five or more units ...............................             1,646,430       1,525,749
                                                                 ------------    ------------
     Residential loans ..................................           3,370,120       3,647,648
  Other real estate loans:
     Commercial and industrial ..........................             419,273         358,159
     Construction .......................................               6,927          38,060
     Land ...............................................                 203           1,481
     Second trust deeds .................................               5,965           9,472
                                                                 ------------    ------------
  Real estate loans .....................................           3,802,488       4,054,820
Non-real estate loans:
  Deposit accounts  .....................................               1,185           1,267
  Commercial business loans  ............................              19,582          18,882
  Consumer  .............................................              35,395          19,546
                                                                 ------------    ------------
     Loans receivable ...................................           3,858,650       4,094,515
Less:
  General loan valuation allowance  .....................              75,223          72,919
  Valuation allowances for impaired loans  ..............                 496           1,850
  Unearned loan fees ....................................              13,696          14,857
                                                                 ------------    ------------
     Subtotal ...........................................           3,769,235       4,004,889
Less:
    Loans held-for-sale..................................               2,293           5,246
                                                                 ------------    ------------
Loans receivable, net....................................     $     3,766,942 $     3,999,643
                                                                 ============    ============

     Loans  serviced  for  others   totaled   $197,250,000,   $257,629,000   and
$322,315,000 at December 31, 2002, 2001 and 2000, respectively.

     The Bank had outstanding commitments to fund $239,127,000 and $105,045,000 in real estate loans at December 31, 2002 and December 31, 2001, respectively. Of these totals, $225,497,000 and $95,770,000 had variable interest rates and $13,630,000 and $9,275,000 had fixed interest rates. The Bank had outstanding commitments to sell real estate loans of $3,590,000 and $5,955,000, respectively at December 31, 2002 and December 31, 2001, respectively.

     Accrued interest receivable related to loans outstanding at December 31, 2002 and 2001 totaled $15,349,000 and $17,664,000, respectively.

     Loans delinquent greater than 90 days or in foreclosure were $6,722,000 and $6,500,000 at December 31, 2002 and 2001, respectively, and the related allowance for delinquent interest was $372,000 and $504,000, respectively.

     Loans made to directors and executive officers (defined for this purpose as senior vice presidents and above) totaled $5,041,000 and $3,386,000 at December 31, 2002 and 2001, respectively.

     See Note 9 for loans that were pledged as security for borrowings.

                     FIRSTFED FINANCIAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4) Loans Receivable (continued)

     The following is a summary of the activity in the general loan valuation allowance and the valuation allowance for impaired loans for the periods indicated:

                                                                                     Valuation
                                                                                     Allowance
                                                                        General         for
                                                                       Valuation      Impaired
                                                                       Allowance       Loans           Total
                                                                     ------------   -----------    -----------
                                                                                (In thousands)
Balance at December 31, 1998.................................     $       67,638 $       7,634  $     75,272
  Charge-offs................................................             (1,362)       (5,038)       (6,400)
  Recoveries.................................................              3,678            --         3,678
                                                                     -----------   -----------    ----------
Balance at December 31, 1999.................................             69,954         2,596        72,550
  Charge-offs................................................             (1,443)         (804)       (2,247)
  Recoveries.................................................              2,298            --         2,298
                                                                     -----------   -----------    ----------
Balance at December 31, 2000.................................             70,809         1,792        72,601
  Balance obtained from acquisition..........................              2,050            --         2,050
  Transfers..................................................                (58)           58            --
  Charge-offs................................................               (369)           --          (369)
  Recoveries.................................................                487            --           487
                                                                     -----------   -----------    ----------
Balance at December 31, 2001.................................             72,919         1,850        74,769
  Transfers..................................................              1,354        (1,354)           --
  Charge-offs................................................               (372)           --        (2,206)
  Recoveries.................................................              1,322            --         3,156
                                                                     -----------   -----------    ----------
Balance at December 31, 2002.................................     $       75,223 $         496  $     75,719
                                                                     ===========   ===========    ==========

     The Bank has loss exposure on certain loans sold with recourse. The dollar amount of loans sold with recourse totaled $108,606,000 and $137,204,000 at December 31, 2002 and 2001, respectively. The maximum potential recourse liability totaled $23,325,000 and $27,274,000 at December 31, 2002 and December 31, 2001, respectively.

     The Bank maintains a repurchase liability for loans sold with recourse. This liability is included in accrued expenses and other liabilities in the Consolidated Statements of Financial Condition and was $6,900,000 and $12,824,000 at December 31, 2002 and December 31, 2001, respectively.

     The following is a summary of impaired loans, net of valuation allowances for impairment, for the periods indicated:

                                                                          At December 31,
                                                                     -----------------------
                                                                        2002          2001
                                                                     ----------    ---------
                                                                         (In thousands)
Non-accrual loans............................................     $         --  $        978
Modified loans...............................................            1,567         6,416
                                                                     ---------     ---------
                                                                  $      1,567  $      7,394
                                                                     =========     =========

                     FIRSTFED FINANCIAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4) Loans Receivable (continued)

     The Bank considers a loan to be impaired when management believes that the Bank will be unable to collect all amounts due under the contractual terms of the loan agreement. In accordance with SFAS 114, the Bank evaluates the collectibility of commercial business loans greater than or equal to $500,000, single-family loans greater than or equal to $750,000, and income property loans greater than or equal to $1,500,000 for impairment purposes using its normal loan review procedures. When a loan is determined to be impaired, the Bank measures impairment based on either (1) the present value of expected future cash flows, discounted at the loan's effective interest rate; (2) the loan's observable market price, or (3) the fair value of the collateral. Estimated impairment losses are included in the Bank's impairment allowances.

     As of December 31, 2002, the Bank's total recorded investment in impaired loans identified in accordance with SFAS 114 was $1,567,000 (after deducting $496,000 of impairment allowances attributable to such loans). As of December 31, 2001, the total recorded investment in impaired loans was $7,394,000 (net of $1,850,000 of impairment allowances).

     As of December  31, 2002 and December 31,  2001,  impaired  loans  totaling
$1,567,000   and   $3,929,000,   respectively,   had  no  valuation   allowances
established.

     The Average recorded investment in impaired loans during the years ended December 31, 2002 and 2001 was $2,588,000 and $7,429,000, respectively. Interest income recognized for these same periods was $322,000 and $597,000, respectively, under the cash basis method of accounting; and was $316,000 and $587,000, respectively, under the accrual basis of accounting. There were no commitments to lend additional funds to borrowers whose loan terms had been modified for any of these periods.


(5) Real Estate

         The following is a summary of real estate for the periods indicated:

                                                                                       At December 31,
                                                                                ---------------------------
                                                                                    2002            2001
                                                                                -----------    ------------
                                                                                      (In thousands)
         Real estate acquired by (or deed in lieu of) foreclosure ("REO")    $          519 $        1,835
         Valuation allowance.............................................              (200)          (350)
                                                                                -----------    -----------
                                                                                        319          1,485
         Real estate held-for-investment.................................                28             30
                                                                                -----------    -----------
           Real estate, net..............................................    $          347 $           15
                                                                                ===========    ===========

     Listed below is a summary of the activity in the general valuation allowance for real estate owned for the periods indicated (in thousands):

         Balance at December 31, 1998..........................................      $   500
         Recovery of losses on REO.............................................          (54)
         Charge-offs...........................................................          (96)
                                                                                     -------
         Balance at December 31, 1999..........................................          350
         Provision for losses on REO...........................................           --
         Charge-offs...........................................................           --
                                                                                     -------
         Balance at December 31, 2000..........................................          350
         Provision for losses on REO...........................................           --
         Charge-offs...........................................................           --
                                                                                     -------
         Balance at December 31, 2001..........................................          350
         Reversal of valuation allowance.......................................         (150)
         Charge-offs...........................................................           --
                                                                                     -------
         Balance at December 31, 2002..........................................      $   200
                                                                                     =======

                     FIRSTFED FINANCIAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5) Real Estate (continued)

The following table summarizes real estate operations, net:

                                                                         For the Years Ended December 31,
                                                                      ------------------------------------
                                                                          2002          2001       2000
                                                                      -----------    --------    ---------
                                                                                  (In thousands)
Net income (loss) from operations:
  Gain on sales of REO........................................     $         765  $     1,501 $       949
  Other REO operations........................................              (426)      (1,197)       (355)
                                                                      ----------     --------    --------
     Real estate operations, net .............................     $         339  $       304 $       594
                                                                      ==========     ========    ========

     The Bank acquired $1,881,000, $5,135,000 and $5,050,000 of real estate in settlement of loans during 2002, 2001 and 2000, respectively.


(6) Office Properties, Equipment and Lease Commitments

     Office properties and equipment, at cost, less accumulated depreciation and amortization, are summarized as follows:

                                                                                At December 31,
                                                                           -----------------------
                                                                              2002          2001
                                                                           ----------    ---------
                                                                               (In thousands)
Land...............................................................     $      3,861  $     3,361
Office buildings...................................................            5,348        5,615
Furniture, fixtures and equipment..................................           16,815       15,101
Leasehold improvements.............................................           10,478       10,386
Other..............................................................              541           56
                                                                           ---------     --------
                                                                              37,043       34,519
Less accumulated depreciation and amortization.....................           26,701       23,697
                                                                           ---------     --------
                                                                        $     10,342  $    10,822
                                                                           =========     ========

     The Bank is obligated under non-cancelable operating leases for periods ranging from five to thirty years. The leases are for certain of the Bank's office facilities. Approximately half of the leases for office facilities contain five and ten year renewal options. Minimum rental commitments at December 31, 2002 under all non-cancelable leases are as follows (in thousands):


2003....................................$      4,324
2004....................................       3,868
2005....................................       3,629
2006....................................       3,369
2007....................................       3,157
Thereafter..............................      21,887
                                           ---------
                                        $     40,234
                                           =========

     Rent payments under these leases were $4,665,000, $4,309,000 and $4,278,000 for 2002, 2001 and 2000, respectively. Certain leases require the Bank to pay property taxes and insurance. Additionally, certain leases have rent escalation clauses based on specified indices.

                     FIRSTFED FINANCIAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7) Federal Home Loan Bank Stock

     The Bank's investment in FHLB stock at December 31, 2002 and 2001 was $78,728,000 and $91,713,000, respectively. The FHLB provides a central credit facility for member institutions. As a member of the FHLB system, the Bank is required to own capital stock in the FHLBSF in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid home loans, home purchase contracts and similar obligations at the end of each calendar year, assuming for such purposes that at least 30% of its assets were home mortgage loans, or 5% of its advances (borrowings) from the FHLB. The Bank was in compliance with this requirement at December 31, 2002. The Bank's investment in FHLB stock was pledged as collateral for advances from the FHLB at December 31, 2002 and 2001. The fair value of the Bank's FHLB stock approximates book value due to the Bank's ability to redeem such stock with the FHLB at par value. Accrued dividends on FHLB stock totaled $1,054,000 and $1,173,000 at December 31, 2002 and December 31, 2001, respectively.


(8) Deposits

         Deposit account balances are summarized as follows:

                                                                      At December 31,
                                                       ---------------------------------------------
                                                              2002                     2001
                                                       --------------------     --------------------
                                                          Amount         %         Amount         %
                                                       -----------    -----     -----------    -----
                                                                   (Dollars in thousands)
Variable rate non-term accounts:
Money market deposit accounts (weighted   average
    rate of 2.13% and 2.76%)...................     $    1,079,278      43% $       741,978     29%
Interest-bearing checking accounts (weighted
    average rate of 0.43% and 0.72%)...........            174,802       7          162,309      7
Passbook accounts (weighted average rate of 1.34%
    and 1.59%).................................            111,844       4          104,488      4
Non-interest bearing checking accounts.........            239,695       9          205,597      8
                                                       -----------    -----     -----------    ----
                                                         1,605,619      63        1,214,372     48
                                                       -----------    -----     -----------    ----
Fixed-rate term certificate accounts:
Under six-month term (weighted average rate of
    1.54% and 2.57%)...........................             37,630       1           54,626      2
Six-month term (weighted average rate of 1.95% and
    3.29%).....................................            104,600       4          246,161     10
Nine-month term (weighted average rate of 2.76% and
    3.98%).....................................            101,980       4          170,190      7
One year to 18-month term (weighted average rate of
    2.63% and 4.45%)...........................            331,308      14          469,113     18
Two year or 30-month term (weighted average rate of
    3.55% and 5.38%)...........................             41,460       2           45,993      2
Over 30-month term (weighted average rate of
    4.49% and 5.31%)...........................             94,927       4           39,938      1
Negotiable certificates of $100,000 and greater, 30
    day to one year terms (weighted average rate of
    2.32% and 3.84%)...........................            209,502       8          306,254     12
                                                       -----------    -----     -----------    ----
                                                           921,407      37        1,332,275     52
                                                       -----------    -----     -----------    ----
Total deposits (weighted average rate of 1.98% and
    3.02%).....................................     $    2,527,026     100% $     2,546,647    100%
                                                       ===========    =====     ===========    ====

                     FIRSTFED FINANCIAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8) Deposits (continued)

     Certificates of deposit, placed through four major national brokerage firms, totaled $161,273,000 and $356,819,000 at December 31, 2002 and 2001,
respectively.

     Cash payments for interest on deposits (including interest credited) totaled $65,830,000, $96,482,000 and $97,624,000 during 2002, 2001 and 2000, respectively. Accrued interest on deposits at December 31, 2002 and 2001 totaled $3,899,000 and $8,921,000, respectively, and is included in accrued expenses and other liabilities in the accompanying Consolidated Statements of Financial Condition.

     Certificates of deposit of $100,000 or more amounted to $209,502,000 and $306,254,000 at December 31, 2002 and December 31, 2001, respectively.

     The following table indicates the maturities and weighted average interest rates of the Bank's deposits at December 31, 2002:

                              Non-Term                                            There-
                              Accounts      2003      2004      2005      2006    after         Total
                             ---------   --------   -------   -------   ------   ------      -----------
                                                        (Dollars in thousands)
Deposits at
 December 31, 2002.......   $1,605,619   $794,671   $52,397   $63,805   $2,623   $7,911      $2,527,026
                            ==========   ========   =======   =======   ======   ======      ==========
Weighted average
 interest rates..........         1.57%      2.47%     3.67%     4.34%    4.54%    4.28%           1.98%

         Interest expense on deposits is summarized as follows:
                                                                                  For the Years Ended December 31,
                                                                            ------------------------------------------
                                                                                2002           2001          2000
                                                                            -----------    -----------    ------------
                                                                                        (In thousands)
Passbook accounts...................................................     $       1,559  $        1,443 $       1,611
Money market deposits and interest-bearing checking accounts........            24,024          24,929        24,709
Certificate accounts................................................            35,225          68,196        73,854
                                                                            ----------     -----------    ----------
                                                                         $      60,808  $       94,568 $     100,174
                                                                            ==========     ===========    ==========

                     FIRSTFED FINANCIAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9) Federal Home Loan Bank Advances

     Federal Home Loan Bank (FHLB) advances consist of the following at December 31, for the years indicated:

                                                                                 2002             2001
                                                                             -----------       -----------
                                                                                      (In thousands)
    Advances from the FHLB of San Francisco with a weighted average interest rate of 3.90% and 5.01%, respectively, secured by FHLB stock and certain real estate loans with unpaid principal balances of approximately $3.0 billion at December 31, 2002,
    advances mature through 2010...............................               $1,167,000        $1,597,000
                                                                              ----------        ----------
                                                                              $1,167,000        $1,597,000

     At December 31, 2002 and 2001, accrued interest payable on FHLB advances totaled $125,000 and $219,000, respectively, which is included in accrued expenses and other liabilities in the accompanying Consolidated Statements of Financial Condition.

     The Bank has a credit facility with the FHLB in the form of advances and lines of credit which allow borrowings up to 50% of the Bank's assets, as computed for regulatory purposes, or approximately $2,126,865,000 at December 31, 2002, with terms up to 30 years.


     The following is a summary of FHLB advance maturities at December 31, 2002 (in thousands):

              2003...................................$      427,000
              2004...................................       285,000
              2005...................................       160,000
              2006...................................       175,000
              2007...................................        85,000
              2008...................................        10,000
              2009...................................         5,000
              2010...................................        20,000
                                                          ---------
                                                     $    1,167,000
                                                          =========

     Cash payments for interest on borrowings (including reverse repurchase agreements see Note 10) totaled $67,579,000, $118,194,000 and $77,621,000 during
2002, 2001 and 2000, respectively.

     Interest expense on borrowings is comprised of the following for the years indicated:

                                                                         For the Years Ended December 31,
                                                                    ----------------------------------------
                                                                        2002           2001         2000
                                                                    -----------    -----------    ----------
                                                                               (In thousands)
FHLB Advances...............................................     $      63,253  $     94,506   $     85,603
Reverse Repurchase Agreements...............................             3,453        12,346         21,041
Other.......................................................               905           334           (313)
                                                                   -----------    ----------     ----------
                                                                 $      67,611  $    107,186   $    106,331
                                                                   ===========    ==========     ==========

     Other interest expense in 2002, 2001 and 2000 includes the additional accruals and reversals of accrued interest due to the IRS and FTB. See Note 11.

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

     At December 31, 2002, $155,273,000 in reverse repurchase agreements were collateralized by mortgages totaling $5,557,000 and mortgage-backed securities with principal balances totaling $150,331,000 and fair values totaling $152,398,000. At December 31, 2001, $211,040,000 in reverse repurchase agreements were collateralized by mortgage-backed securities with principal balances totaling $221,618,000 and fair values totaling $224,114,000.

     The weighted average interest rates for borrowings under reverse repurchase agreements were 1.61% and 2.66%, respectively, at December 31, 2002 and December 31, 2001.

     Securities sold under agreements to repurchase averaged $169,335,000 and $255,747,000 during 2002 and 2001, respectively, and the maximum amounts outstanding at any month-end during 2002 and 2001 were $208,367,000 and $294,110,000 respectively.


     The following is a summary of maturities at December 31, 2002 (in thousands):

               Up to 30 days..........................$    18,257
               30 to 90 days..........................     60,000
               Over 90 to 182 days....................     77,016
                                                          -------
                                                      $   155,273
                                                          =======

     Accrued interest on securities sold under agreements to repurchase which is included in accrued expenses and other liabilities in the accompanying Consolidated Statements of Financial Condition was $673,000 and $1,452,000 at December 31, 2002 and 2001, respectively.


(11)     Income Taxes


         Income taxes (benefit) consist of the following:
                                                                          2002          2001        2000
                                                                       ----------   ----------    ---------
                                                                                (In thousands)
     Current:
       Federal.................................................     $    32,615   $    30,305   $    20,764
       State...................................................          10,866         9,889         8,391
                                                                       --------      --------       -------
                                                                         43,481       40,194         29,155
                                                                       --------     --------        -------
     Deferred:
       Federal.................................................          (2,920)      (2,492)           722
       State...................................................            (412)         (81)        (1,045)
                                                                       --------     --------        -------
                                                                         (3,332)      (2,573)          (323)
                                                                       --------     --------        -------
     Total:
       Federal.................................................          29,695       27,813         21,486
       State...................................................          10,454        9,808          7,346
                                                                       --------     --------        -------
                                                                    $    40,149   $   37,621     $   28,832
                                                                       ========     ========        =======

                     FIRSTFED FINANCIAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(11) Income Taxes (continued)

     A reconciliation of the statutory federal corporate income tax rate to the Company's effective income tax rate follows:

                                                                        At December 31,
                                                             ---------------------------------------
                                                                 2002           2001          2000
                                                             ------------    ----------    ---------
Statutory federal income tax rate ...................             35.0%         35.0%         35.0%
Increase in taxes resulting from:
State franchise tax, net of federal income tax benefit             7.1           7.2           7.3
Core deposit intangibles.............................               --           --            0.3
Other, net...........................................               --           0.6           0.2
                                                             ----------    ----------     ---------
Effective rate.......................................             42.1%         42.8%         42.8%
                                                             ==========    ==========     =========

     Cash payments for income taxes totaled $44,257,000, $43,100,000 and $28,300,000 during 2002, 2001 and 2000, respectively. The Company received cash refunds totaling $667,000 during 2000. No refunds were received during 2001 or 2002.

     Current income taxes receivable were $6,706,000 and $4,377,000 at December 31, 2002 and December 31, 2001, respectively. Current income taxes payable at December 31, 2000 were $530,000.

     Listed below are the significant components of the net deferred tax (asset) and liability:

                                                                                 At December 31,
                                                                           --------------------------
                                                                               2002           2001
                                                                           -----------    -----------
                                                                                (In thousands)
Components of the deferred tax asset:
  Bad debts.......................................................      $    (35,307)  $     (34,501)
  Pension expense.................................................            (4,421)         (3,901)
  State taxes.....................................................            (4,093)         (3,903)
  Other...........................................................            (3,129)         (2,575)
                                                                           ---------      ----------
    Total deferred tax asset......................................           (46,950)        (44,880)
                                                                           ---------      ----------
Components of the deferred tax liability:
  Loan fees.......................................................            10,304          11,978
  Loan sales......................................................               217             477
  FHLB stock dividends............................................            21,085          20,411
  Tax effect of unrealized gain on
     securities available-for-sale................................             1,597           2,170
  Other...........................................................               312             313
                                                                           ---------       ---------
    Total deferred tax liability..................................            33,515          35,349
                                                                           ---------       ---------
Net deferred tax asset............................................      $    (13,435)  $      (9,531)
                                                                           =========       =========

     The Company provides for recognition and measurement of deductible temporary differences to the extent that it is more likely than not that the deferred tax asset will be realized. The Company did not have a valuation allowance for the deferred tax asset at December 31, 2002 or 2001, as it is more likely than not that the deferred tax asset will be realized through loss carrybacks and the timing of future reversals of existing temporary differences.

                     FIRSTFED FINANCIAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(11) Income Taxes (continued)

     The Internal Revenue Service ("IRS") has examined the Company's consolidated federal income tax returns for tax years up to and including 1996. The adjustments proposed by the IRS were primarily related to temporary differences as to the recognition of certain taxable income and expense items. While the Company had provided for deferred taxes for federal and state purposes, the change in the period of recognition of certain income and expense items resulted in interest due to the IRS and FTB. Interest accruals of $876,000 and $300,000 were recorded during 2002 and 2001, respectively for interest on amended returns. Interest accruals totaling $350,000 were reversed during 2000. The balance of accrued interest payable for amended returns was $700,000 and $300,000 as of December 31, 2002 and December 31, 2001, respectively. There was no balance of accrued interest payable for amended returns as of December 31, 2000.

     The Bank is required to use the specific charge-off method of accounting for bad debts for federal income tax purposes for all periods beginning after 1995. Prior to that date, the Bank used the reserve method of accounting for bad debts. The Consolidated Statements of Financial Condition at December 31, 2002 and 2001 do not include a liability of $5,356,000 related to the adjusted base year bad debt reserve. This reserve was created when the Bank was on the reserve method. During 2002, legislation was passed which requires the Bank to use the specific charge-off method of accounting for bad debts for state tax purposes.


(12) Stockholders' Equity and Earnings Per Share

     The Company's stock charter authorizes 5,000,000 shares of serial preferred stock. As of December 31, 2002, no preferred shares had been issued.

     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years indicated:

                    For the Year Ended December 31, 2002  For the Year Ended December 31, 2001  For the Year Ended December 31, 2000
                    ------------------------------------  ------------------------------------  ------------------------------------
                                   Weighted                                 Weighted                             Weighted
                                   Average                                  Average                               Average
                                   Shares         Per                        Shares      Per                       Shares      Per
                    Earnings     Outstanding     Share      Earnings     Outstanding    Share     Earnings     Outstanding    Share
                   (Numerator)  (Denominator)   Amount    (Numerator)   (Denominator)   Amount   (Numerator)  (Denominator)   Amount
                    ---------    -----------    -------    ----------    ------------  --------  -----------  -----------    -------
                                                        (Dollars in thousands, except per share amounts)
Basic EPS:
Net earnings.......$ 55,172   17,149,712      $  3.22    $ 50,302      17,234,591        $  2.92   $ 38,465    17,251,618   $  2.23

Diluted EPS:
Net earnings.......$ 55,172   17,149,712      $  3.22      50,302      17,234,591           2.92     38,465    17,251,618   $  2.23
Options-common
  stock equivalents      --      356,417           --          --         411,056             --         --       205,277        --
                    -------   ----------      -------    --------      ----------        -------   --------    ----------    ------
Net earnings.......$ 55,172   17,506,129      $  3.15    $ 50,302      17,645,647        $  2.85   $ 38,465    17,456,895   $  2.20
                    =======   ==========      =======    ========      ==========        =======   ========    ==========    ======

     The number of anti-dilutive shares excluded from the weighted average shares outstanding within the diluted EPS calculation was 118,100, 104,900, and zero during 2002, 2001 and 2000, respectively.

                     FIRSTFED FINANCIAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(12) Stockholders' Equity and Earnings Per Share (continued)

Regulatory Capital

     The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about asset risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk weighted assets (as defined). Management believes that the Bank meets all capital adequacy requirements to which it is subject as of December 31, 2002.

     As of December 31, 2002, the most recent notification from the OTS indicated that the Bank was well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since December 31, 2002 that management believes have changed the Bank's classification.

     The following table summarizes the Bank's regulatory capital and required capital for the years indicated:

                                                                        December 31, 2002
                                                 -----------------------------------------------------------------
                                                                                      Tier 1
                                                   Tangible          Core           Risk-based        Risk-based
                                                   Capital          Capital           Capital           Capital
                                                 -------------    ------------     --------------    -------------
                                                                      (Dollars in thousands)
Actual capital:
    Amount....................................$     341,680    $    341,680    $       341,680    $     374,421
    Ratio.....................................         8.05%           8.05%             13.26%           14.53%
FIRREA minimum required capital:
    Amount....................................$      63,643    $    169,715    $            --    $     206,142
    Ratio.....................................         1.50%           4.00%                --%            8.00%
FIRREA well capitalized required capital:
    Amount....................................$          --    $    212,143    $       154,607    $     257,678
    Ratio.....................................           --%           5.00%              6.00%           10.00%

                                                                        December 31, 2001
                                                 -----------------------------------------------------------------
                                                                                      Tier 1          Risk-based
                                                   Tangible          Core           Risk-based         Capital
                                                   Capital          Capital           Capital
                                                 -------------    ------------     --------------    -------------
                                                                      (Dollars in thousands)
Actual capital:
    Amount....................................$     302,448    $    302,448    $       302,448    $     336,556
    Ratio.....................................         6.42%           6.42%             11.24%           12.51%
FIRREA minimum required capital:
    Amount....................................$      70,617    $    188,522    $            --    $     215,184
    Ratio.....................................         1.50%           4.00%                --%            8.00%
FIRREA well capitalized required capital:
    Amount....................................$          --    $    235,391    $       161,388    $     268,980
    Ratio.....................................           --%           5.00%              6.00%           10.00%

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

     The Company may loan up to $6,000,000 to the Employee Stock Ownership Plan ("ESOP") under a line of credit loan. At December 31, 2002, the outstanding loan to the ESOP totaled $553,000. There was no balance outstanding at December 31, 2001. Interest on any outstanding loan balance is due each December 31. Interest varies based on the Bank's monthly cost of funds. The average rates paid during 2002 and 2001 were 2.93% and 4.79%, respectively.

     The Company maintains a Shareholder Rights Plan ("Rights Plan") which is designed to protect shareholders from attempts to acquire control of the Company at an inadequate price. Under the Rights Plan, the owner of each share of Company stock received a dividend of one right ("Right") to purchase one one-thousandth of a share of a new series of preferred stock for its estimated long term value of $200. In the event of certain acquisitions of 15% or more of the voting stock or a tender offer for 15% or more of the voting stock of the Company, each holder of a Right who exercises such Right will receive shares of the Company with a market value equal to two times the exercise price of the Right. Also, in the event of certain business combination transactions following the acquisition by a person of 15% or more of the Company stock, each Rights holder will have the right to receive upon exercise of the Right common stock of the surviving company in such transaction having a market value of two times the exercise price of the Right. The Company may redeem the Rights at any time prior to such acquisition or tender offer should the Board of Directors deem redemption to be in its stockholders' best interests.

(13) Employee Benefit Plans

     The Bank maintains a qualified defined  contribution plan established under
Section 401 (k) of the Internal Revenue Code, as amended (the "401(k) Plan"). Participants are permitted to make contributions on a pre-tax basis, a portion of which is matched by the Bank. The 401(k) Plan expense was $310,000, $356,000 and $354,000 for 2002, 2001 and 2000, respectively.

     The Bank has a Supplementary Executive Retirement Plan ("SERP") which covers any individual employed by the Bank as its Chief Executive Officer or Chief Operating Officer. The pension expense for the SERP was $1,161,000,
$970,000  and  $906,000  in  2002,  2001  and  2000,  respectively.  The SERP is unfunded.

     The discount rates used in determining the actuarial value of benefit obligations were 6.50% and 7.00%, respectively, as of December 31, 2002 and 2001. The rate of increase in future compensation levels used in determining the pension cost for the SERP was 4.0% as of December 31, 2002 and 2001. The plan had no assets at December 31, 2002 or 2001.

                     FIRSTFED FINANCIAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(13) Employee Benefit Plans (continued)

     The following table sets forth the funded status of the SERP and amounts recognized in the Company's Statements of Financial Condition for the years indicated:

                                                                                         At December 31,
                                                                                     ----------------------
                                                                                        2002          2001
                                                                                     ----------    --------
                                                                                         (In thousands)
Change in Benefit Obligation
        Projected benefit obligation, beginning of the year..................      $    7,885   $     6,594
        Service cost.........................................................             380           304
        Interest cost........................................................             581           468
        Benefits paid........................................................            (287)         (287)
        Actuarial loss.......................................................             602           806
                                                                                     --------      --------
        Projected benefit obligation, end of the year........................      $    9,161   $     7,885
                                                                                     ========      ========

Change in Plan Assets
        Funded status........................................................      $   (9,161)  $    (7,885)
        Unrecognized transition obligation...................................              --            --
        Unrecognized prior service cost......................................             284           419
        Unrecognized (gain)/loss.............................................           1,956         1,419
                                                                                     --------      --------
        Net amount recognized................................................      $   (6,921)  $    (6,047)
                                                                                     ========      ========

Components of Net Periodic Benefit Cost
        Service cost.........................................................      $      380   $       304
        Interest cost........................................................             581           467
        Amortization of unrecognized transition obligation...................              65            62
        Amortization of unrecognized prior service cost......................             135           135
                                                                                     --------      --------
        Pension cost.........................................................      $    1,161   $       968
                                                                                     ========      ========

     The projected benefit obligation, accumulated benefit obligation, and fair value of assets were $9,161,000, $7,255,000, and $0 respectively, at December 31, 2002 and $7,885,000, $6,131,000, and $0, respectively, at December 31, 2001.

     The Bank has a profit sharing plan (the "ESOP") for all salaried employees and officers who have completed one year of continuous service. At December 31, 2002, the ESOP held 5.20% of outstanding stock of the Company. Profit sharing expense for the years ended December 31, 2002, 2001 and 2000 was $2,024,000, $2,020,000 and $1,778,000, respectively. The amount of the contribution made by the Bank is determined each year by the Board of Directors, but is not to exceed 15% of the participants' aggregated compensation. The Bank does not offer post-retirement benefits under this plan.

Stock Compensation Plans

     At December 31, 2002, the Company had two stock-based compensation programs, which are described below. The Company applies APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock compensation plans.

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

     The following table summarizes information about stock option activity during the periods indicated:

                                                                                         At December 31,
                                                                               -------------------------------------
                 Options Outstanding                                              2002          2001         2000
                                                                               ----------    ---------    ----------
     (Weighted average option prices)                                                      (In shares)
Beginning of year ($15.51, $12.84 and $12.54)                                    819,915      796,538      653,742
       Granted ($26.75, $31.44 and $13.13).............................          134,900      127,050      219,275
       Exercised ($10.98, $12.22 and $7.04)............................          (33,006)     (62,489)     (30,656)
       Canceled ($20.53, $18.12 and $13.77)............................          (64,127)     (41,184)     (45,823)
                                                                               ---------    ---------    ---------
       End of Year ($17.08, $15.51 and $12.84).........................          857,682      819,915      796,538
                                                                               =========    =========    =========
       Shares exercisable at December 31, ($13.41, $11.53 and $11.22)..          407,401      309,808      252,121
                                                                               =========    =========    =========

     Additional information with respect to stock options outstanding at December 31, 2002 follows:

                                                                                Price Ranges
                                                        -------------------------------------------------------------
                                                        ($5.63 - $14.23)      ($14.24 - $22.84)      ($22.85- $31.45)
Options outstanding:

Number of outstanding shares..........................        400,606              230,376                 226,700
Weighted-average contractual life ....................           4.71                 5.61                    8.60
Weighted-average exercise price ......................         $10.62               $16.65                  $28.92

Options exercisable:

Number of exercisable shares..........................        257,506              117,895                  32,000
Weighted-average exercise price ......................          $9.60               $16.83                  $31.44

Restricted Stock Plan

     The Company's 1991 Restricted Stock Plan (the "Restricted Stock Plan") expired November 20, 2000 pursuant to its terms. Under the Restricted Stock Plan, the Company issued shares of restricted stock to employees of the Company, including officers and directors. All shares issued under the Plan to current employees have been vested. The remaining 43,406 shares which were available for issuance under the Plan, consisting of previously issued shares reacquired by the Company, are no longer authorized for issuance under the Plan due to the Plan's termination. Accordingly, these shares are included in the Company's treasury stock for 2001.

                     FIRSTFED FINANCIAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(14) Parent Company Financial Information

     The following condensed parent company financial information should be read in conjunction with the other Notes to the Consolidated Financial Statements.

CONDENSED STATEMENTS OF FINANCIAL CONDITION

                                                                                    At December 31,
                                                                               ------------------------
                                                                                  2002          2001
                                                                               ---------    -----------
                                                                                   (In thousands)
Assets:
Cash....................................................................    $    17,947  $       6,263
Fixed assets............................................................            259            419
Investment in subsidiary................................................        353,739        319,276
                                                                               --------    -----------
                                                                            $   371,945  $     325,958
                                                                               ========    ===========
Liabilities and Stockholders' Equity:
Other liabilities.......................................................            304            280
Stockholders' equity....................................................        371,641        325,678
                                                                               --------    -----------
                                                                            $   371,945  $     325,958
                                                                               ========    ===========

                                                                           Years Ended December 31,
                                                                      ------------------------------------
CONDENSED STATEMENTS OF OPERATIONS AND                                   2002          2001         2000
COMPREHENSIVE EARNINGS                                                ----------    ---------    ---------
                                                                                  (In thousands)
Dividends received from Bank..................................     $     20,000  $        --  $    10,000
Equity in undistributed net earnings of subsidiary ...........           35,254       52,007       29,263
Other expense, net............................................              (82)      (1,705)        (798)
                                                                      ----------    --------    ---------
Net earnings..................................................           55,172       50,302       38,465
                                                                      ==========    ========    =========

Other comprehensive earnings (loss), net of taxes.............             (790)       5,149        6,122
                                                                      ----------    --------    ---------
Comprehensive earnings........................................     $     54,382  $    55,451  $    44,587
                                                                      ==========    ========    =========

                     FIRSTFED FINANCIAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(14) Parent Company Financial Information (continued)

                                                                           Years Ended December 31,
                                                                      ------------------------------------
CONDENSED STATEMENTS OF CASH FLOWS                                       2002          2001        2000
                                                                      ----------    ---------    ---------
                                                                                (In thousands)
Net Cash Flows from Operating Activities:
  Net earnings................................................     $     55,172  $    50,302  $    38,465
  Adjustments to reconcile net earnings to
       net cash provided by operating activities:
    Equity in undistributed net
       net earnings of subsidiary.............................          (35,254)     (52,007)     (29,263)
    Depreciation expense......................................              160          184           89
    Other.....................................................            1,035        1,581           --
                                                                      ---------    ---------    ---------
    Net cash provided by operating activities.................           21,113           60        9,291
                                                                      ---------    ---------    ---------
Cash Flows from Investing Activities:
    Increase in fixed assets..................................               --         (112)        (580)
                                                                      ---------    ---------    ---------
    Net cash provided by (used in) investing activities.......               --         (112)        (580)
                                                                      ---------    ---------    ---------
Cash Flows from Financing Activities:
    Purchase of treasury stock................................           (8,832)          --      (10,175)
    (Increase) decrease in unreleased shares..................             (597)         841          918
    Other.....................................................               --        1,943          988
                                                                      ---------    ---------    ---------
Net cash provided by (used in) financing activities...........           (9,429)       2,784       (8,269)
                                                                      ---------    ---------    ---------
Net increase in cash..........................................           11,684        2,732          442
Cash at beginning of period...................................            6,263        3,531        3,089
                                                                      ---------    ---------    ---------
Cash at end of period.........................................     $     17,947  $     6,263  $     3,531
                                                                      =========    =========    =========

                     FIRSTFED FINANCIAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(15) Quarterly Results of Operations: (unaudited)

     Summarized below are the Company's results of operations on a quarterly basis for 2002, 2001 and 2000:

                                                   Provision                   Non-                       Basic        Diluted
                        Interest     Interest      for Loan     Other        Interest         Net        Earnings      Earnings
                         Income       Expense       Losses       Income      Expense       Earnings      per Share     per Share
                       ----------    ---------    ----------    --------    ---------    ----------    ----------    ----------
                                                         (In thousands, except per share data)
First quarter
2002................. $  70,776   $    36,788  $        --   $    2,699  $    15,311  $     12,368  $       0.72  $      0.70
2001.................    88,017        55,865           --        2,007       12,533        12,373          0.72         0.70
2000.................    71,102        45,122           --        1,725       12,245         8,835          0.50         0.49
Second quarter
2002................. $  65,923   $    32,943  $        --   $    2,494  $    14,233  $     12,287  $       0.71  $      0.70
2001.................    87,443        53,881           --        1,641       13,195        12,592          0.73         0.71
2000.................    76,455        50,288           --        2,418       12,570         9,351          0.54         0.54
Third quarter
2002................. $  64,741   $    31,312  $        --   $    8,711  $    14,107  $     16,226  $       0.94  $      0.92
2001.................    81,837        49,397           --        3,019       13,738        12,427          0.72         0.70
2000.................    81,980        55,290           --        1,950       12,276         9,497          0.55         0.54
Fourth quarter
2002................. $  62,438   $    27,376  $        --   $    4,170  $    14,561  $     14,291  $       0.84  $      0.83
2001.................    76,635        42,611           --        2,252       13,708        12,910          0.75         0.73
2000.................    84,783        55,805           --        1,654       11,174        10,782          0.63         0.62
Total year
2002................. $ 263,878   $   128,419  $        --   $   18,074  $    58,212  $     55,172  $       3.22  $      3.15
2001.................   333,932       201,754           --        8,919       53,174        50,302          2.92         2.85
2000.................   314,320       206,505           --        7,747       48,265        38,465          2.23         2.20

(16) Fair Value of Financial Instruments

     The  following   table  presents  fair  value   information  for  financial
instruments for which a market exists.

                                                                              At December 31,
                                                     ----------------------------------------------------------------
                                                                   2002                             2001
                                                     ------------------------------    ------------------------------
                                                       Carrying                        Carrying Value
                                                        Value          Fair Value                         Fair Value
                                                     -----------    ---------------    -------------    -------------
                                                                              (In thousands)
Mortgage-backed securities                        $        200,585  $      200,585  $        284,079 $      284,079
U.S. Government securities ....................                203             203            28,468         28,468
Collateralized mortgage obligations ...........            102,852         102,852            81,976         81,976
Loans held-for-sale ...........................              2,293           2,300             5,246          5,250

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

                                                                               At December 31,
                                                     ------------------------------------------------------------------
                                                                   2002                              2001
                                                     ------------------------------    --------------------------------
                                                                       Calculated                          Calculated
                                                      Historical       Fair Value        Historical        Fair Value
                                                         Cost            Amount             Cost             Amount
                                                     -----------    ---------------    -------------    ---------------
                                                                               (In thousands)
ASSETS
Adjustable loans:
  Single family ...............................   $      1,636,398  $    1,665,635  $      2,091,298   $     2,119,245
  Multi-family ................................          1,611,318       1,659,295         1,513,077         1,540,775
  Commercial  .................................            383,383         401,772           335,245           347,592
Fixed rate loans:
  Single family                                             22,685          23,290            26,859            27,579
  Multi-family ................................             33,995          35,969            17,716            18,520
  Commercial  .................................             37,640          39,916            26,138            27,653
Consumer loans.................................             36,880          36,891            20,797            21,206
Commercial business loans......................             20,304          20,595            18,882            18,992
Construction loans.............................              6,927           7,150            38,060            38,571
Non-performing loans ..........................              6,722           6,722             6,443             6,443
LIABILITIES
Fixed-term certificate accounts ...............            921,407         934,359         1,332,275         1,347,368
Non-term deposit accounts .....................          1,605,619       1,605,619         1,214,372         1,214,372
Borrowings ....................................          1,322,273       1,369,329         1,808,040         1,847,196

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

                     FIRSTFED FINANCIAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(16) Fair Value of Financial Instruments (continued)

Loans Receivable

     The portfolio is segregated into those loans with adjustable rates of interest and those with fixed rates of interest. Fair values are based on discounting future cash flows by the current rate offered for such loans with similar remaining maturities and credit risk. The amounts so determined for each loan category are reduced by the Bank's allowance for loans losses which thereby takes into consideration changes in credit risk. At December 31, 2002, the Bank had outstanding commitments to fund $239,127,000 in real estate mortgage loans, $3,037,000 in construction loans and $87,000 in non-mortgage loans. All loan commitments were substantially at fair value.

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

                          Independent Auditors' Report



The Board of Directors
FirstFed Financial Corp.:


We have audited the accompanying consolidated statements of financial condition of FirstFed Financial Corp. and subsidiary (Company) as of December 31, 2002 and 2001 and the related consolidated statements of operations and comprehensive earnings, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FirstFed Financial Corp. and subsidiary as of December 31, 2002 and 2001 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.






                                    KPMG LLP








Los Angeles, California
January 29, 2003

ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding directors and executive officers appearing on pages 4 through 7 of the Proxy Statement for the Annual Meeting of Stockholders' to be held April 23, 2003 (the "Proxy Statement") is incorporated herein by reference.

ITEM 11 -- EXECUTIVE COMPENSATION

     Information regarding executive compensation appearing on pages 8 through 15 of the Proxy Statement is incorporated herein by reference.

ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding security ownership of certain beneficial owners and management appearing on pages 2 and 3 of the Proxy Statement incorporated herein by reference. Information regarding securities authorized for issuance under equity compensation plans appearing on page 12 of the Proxy Statement is incorporated herein by reference.

ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information   regarding  certain  relationships  and  related  transactions appearing on pages 10 through 11 of the Proxy Statement is incorporated herein by reference.

ITEM 14 -- CONTROLS AND PROCEDURES

(a)  Under  the  supervision  and  with  the   participation  of  the  Company's
     management, including its principal executive officer and principal accounting officer, the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within 90 days of the filing date of this report. Based on their evaluation, the Company's principal executive officer and principal accounting officer concluded that the Company's disclosure controls and procedures are effective.

(b) There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

                               PART IV

ITEM 15 -- EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND REPORTS
           ON FORM 8K

                    FIRSTFED FINANCIAL CORP. AND SUBSIDIARY
 EXHIBIT
 NUMBER
 -------------

(3.1)Restated  Certificate  of  Incorporation  filed as Exhibit 3.1 to Form 10-K for the fiscal year ended December 31, 1999 and incorporated by reference. (3.2)By-laws filed as Exhibit (1)(a) to Form 8-A dated September 4,1987 and incorporated by reference.
(4.1)Amended and Restated Rights Agreement dated as of September 25, 1998, filed as Exhibit 4.1 to Form 8-A/A, dated September 25, 1998 and incorporated by reference.
(10.1)Deferred  Compensation  Plan  filed as Exhibit  10.3 to Form 10-K for the fiscal year ended December 31, 1983 and incorporated by reference. (10.2)Supplemental Executive Retirement Plan dated January 16, 1986 filed as
      Exhibit 10.5 to Form 10-K for the fiscal year ended December 31, 1992 and incorporated by reference.
(10.3)Change of Control Agreement effective September 26, 1996 filed as Exhibit
      10.4 to Form 10-Q for the Quarter ended September 30, 1996 and Amendment filed as Exhibit 10.3 10.4 for change of control to Form 10-Q for the Quarter ended September 30, 2000 and incorporated by reference.
(10.4)1997  Non-employee  Directors  Stock Incentive Plan filed as Exhibit 1 to
      Form S-8 dated August 12, 1997 and Amendment filed as Exhibit 10.5 to Form 10-Q for the Quarter ended September 30, 2000, and incorporated by reference. (21) Registrant's sole subsidiary is First Federal Bank of California, a federal savings bank. (23) Independent Auditors' consent.
      (24) Power of Attorney (included at page 78).
(99.1) Certification  pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
       Section 906 of the Sarbanes-Oxley Act of 2002 for Babette E. Heimbuch. (99.2) Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
       Section 906 of the Sarbanes-Oxley Act of 2002 for Douglas J. Goddard.

     This 2002 Annual Report on Form 10-K and the Proxy Statement have already been furnished to each stockholder of record who is entitled to receive copies thereof. Copies of these items will be furnished without charge upon request in writing by any stockholder of record on March 7, 2003 and any beneficial owner of Company stock on such date who has not previously received such material and who so represents in good faith and in writing to:

                            Corporate Secretary
                            FirstFed Financial Corp.
                            401 Wilshire Boulevard
                            Santa Monica, California 90401

     Other exhibits will be supplied to any such stockholder at a charge equal to the Company's cost of copying, postage, and handling.

(b) Reports on Form 8-K

     The Company filed reports on Form 8-K during the quarter ended December 31, 2002 on the following dates: October 25, 2002, November 15, 2002, November 19, 2002, and December 18, 2002. The November 15, 2002 8-K announced the expansion of the Company's stock repurchase program. The remaining reports are related to the release of the Company's third quarter earnings and the disclosure of certain other financial data.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  FIRSTFED FINANCIAL CORP.,
                                                    a Delaware corporation

Dated this 26th day of February 2003
                                                By: /s/ Babette E. Heimbuch
                                                    -----------------------
                                                        Babette E. Heimbuch
                                                        Chief Executive Officer

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has be signed by the following persons on behalf of the Registrant and in the capacities indicated on the 26th day of February 2003.



SIGNATURE                                      TITLE

                                               Chairman of the Board and
/s/ Babette E. Heimbuch                        Chief Executive Officer (Principal Executive Officer)
----------------------------------------
    Babette E. Heimbuch

/s/ James P. Giraldin                          Director, President and Chief Operating Officer
----------------------------------------
     James P. Giraldin

/s/ Douglas J. Goddard                         Executive Vice President and Chief Financial Officer
----------------------------------------
    Douglas J. Goddard                         (Principal Financial Officer)

/s/ Brenda J. Battey                           Senior Vice President and Controller
----------------------------------------
    Brenda J. Battey                           (Principal Accounting Officer)

/s/ Christopher M. Harding                     Director
----------------------------------------
    Christopher M. Harding

/s/ James L. Hesburgh                          Director
----------------------------------------
    James L. Hesburgh

/s/ William G. Ouchi                           Director
----------------------------------------
    William G. Ouchi

/s/ William P. Rutledge                        Director
----------------------------------------
    William P. Rutledge

/s/ Charles F. Smith                           Director
----------------------------------------
    Charles F. Smith

/s/ Steven L. Soboroff                         Director
----------------------------------------
    Steven L. Soboroff

/s/ John R. Woodhull                           Director
----------------------------------------
    John R. Woodhull

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER


I, Babette Heimbuch, certify that:


(1)  I have  reviewed  this  annual  report on Form 10-K of  FirstFed  Financial
     Corp.;

(2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

(4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (i) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (ii) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (iii)Presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons fulfilling the equivalent function):

     (i) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (ii) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 26th day of February 2003

                                               By: /s/ Babette E. Heimbuch
                                                   ------------------------
                                                       Babette E. Heimbuch
                                                       Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER


I, Douglas Goddard, certify that:


(1)  I have reviewed this annual report on Form 10-K of FirstFed Financial
     Corp.;

(2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

(4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         (i) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         (ii) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         (iii) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons fulfilling the equivalent function):

         (i) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (ii) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 26th day of February 2003.

                                                 By: /s/ Douglas Goddard
                                                     --------------------
                                                         Douglas Goddard
                                                         Chief Financial Officer

                                  EXHIBIT 99.1

Exhibit 99.1

                                CEO CERTIFICATION

The undersigned, as Chief Executive Officer hereby certifies, to the best of her knowledge and belief, that:

     (1) the Form 10-K of FirstFed Financial Corp. (the "Company") for the annual period ended December 31, 2003 (the "Report ") accompanying this certification fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company for such period.

This certification is made solely for purposes of complying with the provisions of Section 906 of the Sarbanes-Oxley Act of 2003, 18 U.S.C. Section 1350.

                                            FIRSTFED FINANCIAL CORP.
                                            Registrant


Date:   February 26, 2003
                                           By: /s/ Babette E. Heimbuch
                                               ------------------------
                                                   Babette E. Heimbuch
                                                   Chief Executive Officer

                                  EXHIBIT 99.2

Exhibit 99.2

                                CFO CERTIFICATION

The undersigned, as Chief Financial Officer hereby certifies, to the best of his knowledge and belief, that:

     (1) the Form 10-K of FirstFed Financial Corp. (the "Company") for the annual period ended December 31, 2003 (the "Report ") accompanying this certification fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company for such period.

This certification is made solely for purposes of complying with the provisions of Section 906 of the Sarbanes-Oxley Act of 2003, 18 U.S.C. Section 1350.


                                            FIRSTFED FINANCIAL CORP.
                                            Registrant



Date:   February 26, 2003
                                          By: /s/ Douglas J. Goddard
                                              ----------------------
                                                  Douglas J. Goddard
                                                  Chief Financial Officer and
                                                  Executive Vice President