Form 10-Q
period 2003-03-31
FIRSTFED FINANCIAL CORP
filed 2003-05-12
CIK 810536

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes [X] No [ ]
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
                                 Yes [X] No [ ]
As of May 5, 2003, 16,975,323 shares of the Registrant's $.01 par value common stock were outstanding.

                                               FirstFed Financial Corp.
                                                         Index


                                                                                                            Page
Part I.           Financial Information

                  Item 1.    Financial Statements

                             Consolidated  Statements  of  Financial  Condition  as of March 31, 2003,         3
                             December 31, 2002 and March 31, 2002

                             Consolidated  Statements of Operations and Comprehensive Earnings for the         4
                             three months ended March 31, 2003 and 2002

                             Consolidated  Statements  of Cash Flows for the three  months ended March         5
                             31, 2003 and 2002

                             Notes to Consolidated Financial Statements                                        6

                  Item 2.    Management's  Discussion and Analysis of Financial  Condition and Results         8
                             of Operations

                  Item 3.    Quantitative and Qualitative Disclosures About Market Risk                       18

                  Item 4.    Controls and Procedures                                                          18

Part II.          Other Information (omitted items are inapplicable)

                  Item 6.    Exhibits and Reports on Form 8-K                                                 19

Signatures                                                                                                    20

                             Certification of Chief Executive Officer                                         21

                             Certification of Chief Financial Officer                                         22

Exhibits                     99.1 Certification of Chief Executive Officer pursuant to 18 USC Section
                                   1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act
                                   of 2002                                                                    23
                             99.2 Certification of Chief Financial Officer pursuant to 18 USC Section
                                   1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act
                                   of 2002                                                                    24


                          PART I - FINANCIAL STATEMENTS
Item 1. Financial Statements

                     FirstFed Financial Corp. and Subsidiary
                 Consolidated Statements of Financial Condition
                        (In thousands, except share data)
                                   (Unaudited)


                                                                 March 31,            December 31,             March 31,
                                                                    2003                  2002                   2002
                                                             -----------------      ----------------      ------------------
ASSETS
Cash and cash equivalents                                $            58,830    $           45,199    $            148,349
Investment securities, available-for-sale (at fair
  value)                                                             109,390               103,055                 104,068
Mortgage-backed securities, available-for-sale (at
  fair value)                                                        185,315               200,585                 256,934
Loans receivable, held-for-sale (fair value of
  $4,476, $2,300 and $4,489)                                           4,426                 2,293                   4,469
Loans receivable, net                                              3,925,471             3,766,942               3,902,667
Accrued interest and dividends receivable                             17,422                17,752                  20,623
Real estate, net                                                         404                   347                   1,005
Office properties and equipment, net                                  10,111                10,342                  10,651
Investment in Federal Home Loan Bank (FHLB) stock, at
  cost                                                                75,182                78,728                  92,738
Other assets                                                          29,730                28,486                  24,951
                                                             -----------------      ----------------      ------------------
                                                         $         4,416,281    $        4,253,729    $          4,566,455
                                                             =================      ================      ==================
LIABILITIES
Deposits                                                 $         2,492,422    $        2,527,026    $          2,582,043
FHLB advances                                                      1,347,000             1,167,000               1,467,000
Securities sold under agreements to repurchase
                                                                     149,021               155,273                 127,695
Accrued expenses and other liabilities                                40,651                32,789                  52,380
                                                             -----------------      ----------------      ------------------
                                                                   4,029,094             3,882,088               4,229,118
                                                             -----------------      ----------------      ------------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, par value $.01 per share;
  Authorized 100,000,000 shares; issued
  23,469,842, 23,395,202 and 23,370,167 shares,
  outstanding 16,972,146,
  16,931,306 and 17,259,271 shares                                       235                   234                     234
Additional paid-in capital                                            36,581                35,680                  34,748
Retained earnings - substantially restricted                         434,362               418,885                 376,082
Unreleased shares to employee stock
  ownership plan                                                        (556)                 (597)                     --
Treasury stock, at cost, 6,497,696 shares,
  6,463,896 and 6,110,896 shares                                     (85,726)              (84,762)                (75,930)
Accumulated other comprehensive earnings, net of taxes
                                                                       2,291                 2,201                   2,203
                                                             -----------------      ----------------      ------------------
                                                                     387,187               371,641                 337,337
                                                             -----------------      ----------------      ------------------
                                                         $         4,416,281    $        4,253,729    $          4,566,455
                                                             =================      ================      ==================

          See accompanying notes to consolidated financial statements.

                     FirstFed Financial Corp. and Subsidiary
        Consolidated Statements of Operations and Comprehensive Earnings
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                                                  Three months ended March 31,
                                                                             --------------------------------------
                                                                                   2003                 2002
                                                                             ----------------    ------------------
Interest income:
     Interest on loans                                                    $           57,069  $            65,150
     Interest on mortgage-backed securities                                            1,670                2,970
     Interest and dividends on investments                                             2,099                2,844
                                                                             ----------------    ------------------
        Total interest income                                                         60,838               70,964
                                                                             ----------------    ------------------
Interest expense:
     Interest on deposits                                                             11,367               17,359
     Interest on borrowings                                                           11,956               19,428
                                                                             ----------------    ------------------
        Total interest expense                                                        23,323               36,787
                                                                             ----------------    ------------------

Net interest income                                                                   37,515               34,177
Provision for loan losses                                                                 --                   --
                                                                             ----------------    ------------------
Net interest income after provision for
   loan losses                                                                        37,515               34,177
                                                                             ----------------    ------------------
Non-interest income:
     Loan servicing and other fees                                                     1,610                1,052
     Retail office fees                                                                1,147                1,044
     Gain on sale of loans                                                               472                  186
     Real estate operations, net                                                          15                  161
     Other operating income                                                              102                   69
                                                                             ----------------    ------------------
        Total non-interest income                                                      3,346                2,512
                                                                             ----------------    ------------------
Non-interest expense:
     Salaries and employee benefits                                                    8,782                8,197
     Occupancy                                                                         2,007                2,051
     Amortization of core deposit intangible                                             499                  501
     Other expense                                                                     2,828                4,562
                                                                             ----------------    ------------------
        Total non-interest expense                                                    14,116               15,311
                                                                             ----------------    ------------------

Earnings before income taxes                                                          26,745               21,378
Income tax provision                                                                  11,268                9,009
                                                                             ----------------    ------------------
Net earnings                                                              $           15,477  $            12,369
                                                                             ================    ==================
Other comprehensive earnings (loss),
      net of taxes                                                                        90                 (788)
                                                                             ----------------    ------------------
Comprehensive earnings                                                    $           15,567  $            11,581
                                                                             ================    ==================
Earnings per share:
     Basic                                                                $             0.91  $              0.72
                                                                             ================    ==================
     Diluted                                                              $             0.90  $              0.70
                                                                             ================    ==================
Weighted average shares outstanding:
     Basic                                                                        16,920,158           17,254,769
                                                                             ================    ==================
     Diluted                                                                      17,271,160           17,608,147
                                                                             ================    ==================

          See accompanying notes to consolidated financial statements.

                     FirstFed Financial Corp. and Subsidiary
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                                   Three months ended March 31,
                                                                            ---------------------------------------------
                                                                                    2003                     2002
                                                                            --------------------     --------------------
     CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings                                                       $               15,477   $               12,369
     Adjustments to reconcile net earnings to
       net cash provided by operating activities:
       Net change in loans held-for-sale                                                (2,133)                     777
       Depreciation                                                                        372                      388
       Valuation adjustments on real estate sold                                            31                       --
       Amortization of fees and premiums/discounts                                         178                    1,306
       Decrease in servicing asset                                                          60                       60
       Change in taxes payable                                                          11,230                    6,907
       Decrease in interest and dividends receivable                                       330                    1,453
       Increase (decrease) in interest payable                                          (1,981)                   1,325
       Amortization of core deposit intangible asset                                       499                      501
       Increase in other assets                                                         (5,403)                  (4,398)
       Decrease in accrued expenses and
         other liabilities                                                              (1,387)                     (11)
                                                                            --------------------     --------------------
         Total adjustments                                                               1,796                    8,308
                                                                            --------------------     --------------------
         Net cash provided by operating activities                                      17,273                   20,677
                                                                            --------------------     --------------------
     CASH FLOWS FROM INVESTING ACTIVITIES:
       Loans made to customers and principal
         collections on loans                                                         (156,619)                  97,768
       Loans purchased                                                                     (45)                      --
       Proceeds from sales of real estate owned                                            177                    1,495
       Proceeds from maturities and principal payments
         of investment securities, available-for-sale                                   35,307                   36,749
       Principal reductions on mortgage-backed securities,
         available for sale                                                             16,115                   26,482
       Purchase of investment securities,
         available for sale                                                            (42,300)                 (31,122)
       Redemption of FHLB stock                                                          4,600                       --
                                                                            --------------------     --------------------
         Net cash used by investing activities                                        (142,765)                 131,372

     CASH FLOWS FROM FINANCING ACTIVITIES:
       Net increase (decrease) in deposits                                             (34,604)                  35,396
       Net increase (decrease) in short term borrowings                                143,748                 (213,345)
       Increase in long term borrowings                                                 30,000                       --
       Purchases of treasury stock                                                        (964)                      --
       Other                                                                               943                       78
                                                                            --------------------     --------------------
         Net cash provided by (used by) financing activities                           139,123                 (177,871)
                                                                            --------------------     --------------------

       Net increase (decrease) in cash and cash equivalents                             13,631                  (25,822)
       Cash and cash equivalents at beginning of period                                 45,199                  174,171
                                                                            --------------------     --------------------
       Cash and cash equivalents at end of period                       $               58,830   $              148,349
                                                                            ====================     ====================

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

                                                               Three Months Ended March 31,
                                                           ------------------------------------
                                                                 2003                2002
                                                           ----------------   -----------------
                                                           (In thousands, except per share data)
  Net income as reported............................    $          15,477   $          12,369
    Deduction total stock-based employee compensation
    expense determined under fair-value-based method
    for all rewards, net of tax.....................
                                                                     (132)               (249)
                                                           ----------------   -----------------
    Pro forma net income............................    $          15,345   $          12,120
                                                           ================   =================

  Earnings per share:
  Basic:
    As reported.....................................    $            0.91   $            0.72
    Pro forma.......................................    $            0.91   $            0.70

  Diluted:
    As reported.....................................    $            0.90   $            0.70
    Pro forma.......................................    $            0.89   $            0.69

     The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2003 and 2002, respectively: no dividend yield in any year; expected volatility of 34% and 36%; risk free interest rates of 3.8% and 5.3%; and expected average lives of 5.5 years in both periods. The weighted-average grant date fair value of options granted during the periods are $11.82 and $10.90 for 2003 and 2002, respectively. The Company has elected to recognize forfeitures in the year they occur.

 5. Recent Accounting Pronouncements

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

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS 149). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS
133. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. This Statement is generally effective for contracts entered into or modified after June 30, 2003 and is not expected to have a material impact on the Company's financial statements as the Company has no derivative contracts.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following narrative is written with the presumption that the users have read or have access to the Company's 2002 Annual Report on Form 10-K, which contains the latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2002, and for the year then ended. Therefore, only material changes in financial condition and results of operations are discussed herein.

     The Securities and Exchange Commission ("SEC") maintains a web site which contains reports, proxy and information statements, and other information pertaining to registrants that file electronically with the SEC, including the Company. The address is: www.sec.gov. In addition, the Company's periodic and current reports are available free of charge on its website at
www.firstfedca.com as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.

     Note regarding forward looking statements: This quarterly report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). All statements, other than statements of historical facts, included in this quarterly report that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. These forward-looking statements are subject to various factors, many of which are beyond the Company's control, which could cause actual results to differ materially from such statements. Such factors include, but are not limited to, the general business environment, interest rate fluctuations that may affect operating margins, the California real estate market, branch openings, competitive conditions in the business and geographic areas in which the Company conducts its business, and regulatory actions. In addition, these forward-looking statements are subject to assumptions as to future business strategies and decisions that are subject to change. The Company makes no guarantee or promises regarding future results and assumes no responsibility to update such forward-looking statements.

Financial Condition

     At March 31, 2003, FirstFed Financial Corp. ("Company"), holding company for First Federal Bank of California and its subsidiaries ("Bank"), had consolidated stockholders' equity of $387.2 million compared to $371.6 million at December 31, 2002 and $337.3 million at March 31, 2002. Consolidated total assets at March 31, 2003 were $4.4 billion compared to $4.3 billion at December 31, 2002 and $4.6 billion at March 31, 2002. The increase in total assets for the period ended March 31, 2003 compared to December 31, 2002 is primarily attributable to an increase in the portfolio of loans. The loan portfolio increased to $3.9 billion at March 31, 2003 from $3.8 billion at December 31, 2002. The increase is primarily due to loan originations, which were $538.9 million during the first quarter of 2003 compared to $299.5 million during the first quarter of 2002. Loan payoffs and principal reductions were $383.4 million during the first quarter of 2003 compared to $397.5 million during the first quarter of 2002.

     The Bank's financial results are primarily influenced by the interest rate environment and Southern California real estate market. Southern California real estate sales prices and sales volume have continued at record high levels during early 2003. According to the UCLA Forecast for California, March 2003 Report ("Forecast"), real estate values in Los Angeles County over the last few years are fundamentally in line with falling rates and increasing rental prices. Real estate prices should stabilize late in 2003 and throughout 2004 when, according to the Forecast, interest rates will start to rise.

The following table summarizes loan originations and purchases by property type for the periods indicated:

                                                                 Three months ended
                                                                       March 31,
                                                              2003             2002
                                                          --------------  ---------------
                                                                  (In thousands)
    Single family                                         $     388,780   $      159,320
    Multi-family and commercial                                 131,925          135,344
    Other (1)                                                    18,224            4,866
                                                            ------------    -------------
      Total                                               $     538,929   $      299,530
                                                            ============    =============

(1) Includes consumer loans and commercial business loans.

     At March 31, 2003, 72% of the Bank's loan portfolio was invested in adjustable rate products. Loans that adjust monthly based on the FHLB Eleventh District Cost of Funds Index ("COFI") comprised 53.7% of the loan portfolio. Loans that adjust monthly based on the 12-month average U.S. Treasury Security rate ("12MAT") comprised 12.5% of the loan portfolio. Loans that adjust monthly based on the Three Month Certificate of Deposit Index ("CODI") comprised 3.2% of the loan portfolio and loans that adjust monthly based on the London Inter-Bank Offering Rate ("LIBOR") comprised 2.5% of the loan portfolio.

The following table summarizes loan originations and purchases by loan type for the periods indicated:

                                                                    Three months ended
                                                                         March 31,
                                                                    2003           2002
                                                               --------------- --------------
                                                                      (In thousands)
Fixed                                                          $       29,068  $      17,082
Hybrid (1)                                                            154,869        150,781

Adjustable:
  12MAT                                                               174,563         46,928
  CODI                                                                111,814             --
  COFI                                                                 50,391         70,573
  LIBOR                                                                    --          9,300
  Other                                                                18,224          4,866
                                                                 -------------   ------------
    Total                                                      $      538,929  $     299,530
                                                                 =============   ============

(1) These loan types are adjustable rate loans with initial fixed interest rate periods ranging from 3 to 7 years.


     The Bank's non-performing assets to total assets ratio was 0.14% as of March 31, 2003, compared to 0.17% as of December 31, 2002 and 0.16% as of March 31, 2002. (See "Non-performing Assets" for further discussion.)

     The Bank recorded net loan loss recoveries of $47 thousand for the first quarter of 2003 and net loan loss recoveries of $54 thousand for the first quarter of 2002. The Bank did not record a provision for loan loss during the first quarter of 2003 or for the comparable 2002 period. Allowances for loan losses (including general valuation allowances and valuation allowances for impaired loans) totaled $75.8 million or 1.89% of gross loans at March 31, 2003. This compares with $75.7 million or 1.96% at December 31, 2002 and $74.9 million or 1.88% at March 31, 2002.

The following table shows the components of the Bank's portfolio of loans (including loans held for sale) and mortgage-backed securities by collateral type as of the dates indicated:

                                                                 March 31,           December 31,           March 31,
                                                                    2003                 2002                 2002
                                                             -----------------     ----------------    ------------------
                                                                                (In thousands)
     REAL ESTATE LOANS
      First trust deed residential loans
        One-to-four units                                $           1,871,704 $          1,723,690 $           1,964,515
        Five or more units                                           1,653,530            1,646,430             1,565,477
                                                             -----------------     ----------------    ------------------
           Residential loans                                         3,525,234            3,370,120             3,529,992

    OTHER REAL ESTATE LOANS
        Commercial and industrial                                      408,846              419,273               381,526
        Second trust deeds                                               5,507                5,965                 9,025
        Other                                                            7,071                7,130                32,916
                                                             -----------------     ----------------    ------------------
           Real estate loans                                         3,946,658            3,802,488             3,953,459

    NON-REAL ESTATE LOANS:
        Deposit accounts                                                 1,196                1,185                   584
        Commercial business loans                                       27,930               19,582                19,080
        Consumer                                                        41,586               35,395                22,596
                                                             -----------------     ----------------    ------------------
           Loans Receivable                                          4,017,370            3,858,650             3,995,719

    LESS:
        General valuation allowances - loan
           portfolio                                                    75,270               75,223                72,723
        Valuation allowances - impaired loans                              496                  496                 2,100
        Unearned loan fees                                              11,707               13,696                13,760
                                                             -----------------     ----------------    ------------------
           Net loans receivable                                      3,929,897            3,769,235             3,907,136

    FHLMC AND FNMA MORTGAGE-BACKED
      SECURITIES (at fair value):
        Secured by single family dwellings                             177,295              192,395               246,601
        Secured by multi-family dwellings                                8,020                8,190                10,333
                                                             -----------------     ----------------    ------------------
           Mortgage-backed securities                                  185,315              200,585               256,934
                                                             -----------------     ----------------    ------------------
                TOTAL                                    $           4,115,212 $          3,969,820 $           4,164,070
                                                             =================     ================    ==================

     The mortgage-backed securities portfolio, classified as available-for-sale, was recorded at fair value as of March 31, 2003. An unrealized gain of $2.1 million, net of taxes, was recorded in stockholders' equity as of March 31, 2003. This compares to net unrealized gains of $1.6 million as of December 31, 2002 and $1.5 million as of March 31, 2002.

     The investment securities portfolio, classified as available-for-sale, was recorded at fair value as of March 31, 2003. An unrealized gain of $212 thousand, net of taxes, was reflected in stockholders' equity as of March 31, 2003. This compares to net unrealized gains of $611 thousand as of December 31, 2002 and $716 thousand as of March 31, 2002.

Asset/Liability Management

     Market risk is the risk of loss from adverse changes in market prices and interest rates. The Bank's market risk arises primarily from the interest rate risk inherent in its lending and liability funding activities.

     The Bank's net interest income typically improves during periods of decreasing interest rates because there is a three month time lag before changes in COFI and a two month time lag before changes in 12MAT, LIBOR and CODI can be implemented with respect to the Bank's adjustable rate loans. Therefore, during a period immediately following interest rate decreases, the Bank's cost of funds tends to decrease faster than the rates on its adjustable rate loan portfolio. The composition of the Bank's financial instruments subject to market risk has not changed materially since December 31, 2002.

     The one year GAP (the difference between rate-sensitive assets and liabilities repricing within one year or less) was a positive $166.8 million or 3.8% of total assets at March 31, 2003. In comparison, the one year GAP was a positive $260.7 million or 6.1% of total assets at December 31, 2002.

Capital

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and percentages of total capital to assets. The Bank meets the standards necessary to be deemed well capitalized under the applicable regulatory requirements. The following table summarizes the Bank's actual capital and required capital as of March 31, 2003:

                                                       Tangible                             Risk-based
                                                        Capital          Core Capital        Capital
                                                     --------------     --------------    ----------------
                                                                    (Dollars in thousands)
      Actual Capital:
          Amount                                  $      357,792    $       357,792    $       391,879
          Ratio                                            8.13%               8.13%             14.59%
      Minimum required capital:
          Amount                                  $       66,052    $       176,138    $       214,865
          Ratio                                             1.50%              4.00%              8.00%
      Well capitalized required capital:
          Amount                                  $          --     $       220,172    $       268,581
          Ratio                                              --%               5.00%             10.00%


     During the first quarter of 2003, the Company repurchased 33,800 shares of common stock at an average market price of $28.53 per share. During the fourth quarter of 2002, the Company repurchased 119,600 shares of common stock at an average market price of $25.74 per share. During 2002, the Company repurchased 353,000 shares of common stock at an average market price of $25.02 per share. There remain 1,348,677 shares eligible for repurchase under the Company's stock repurchase program as of May 5, 2003.

Loan Loss Allowances

Listed below is a summary of activity in the Bank's general valuation allowance and the valuation allowance for impaired loans during the periods indicated:

                                                                    Three Months Ended March 31, 2003
                                                          ------------------------------------------------------
                                                              General             Impaired
                                                             Valuation            Valuation
                                                             Allowances          Allowances           Total
                                                          -----------------    ----------------    -------------
                                                                              (In thousands)
            Balance at December 31, 2002               $           75,223   $              496  $       75,719
            Charge-offs:
               Single family                                          (48)                  --             (48)
                                                          -----------------    ----------------    -------------
            Total charge-offs                                         (48)                  --             (48)
            Recoveries                                                 95                   --              95
                                                          -----------------    ----------------    -------------
            Net recoveries                                             47                   --              47
                                                          -----------------    ----------------    -------------
            Balance at March 31, 2003                  $           75,270   $               496 $       75,766
                                                          =================    ================    =============

                                                                    Three Months Ended March 31, 2002
                                                          ------------------------------------------------------
                                                              General             Impaired
                                                             Valuation            Valuation
                                                             Allowances          Allowances           Total
                                                          -----------------    ----------------    -------------
                                                                              (In thousands)

            Balance at December 31, 2001               $           72,919   $            1,850  $       74,769
            Transfers                                                (250)                 250              --
            Charge-offs:
               Single family                                         (149)                  --            (149)
               Other - non-real estate                                 --                   --              --
                                                          -----------------    ----------------    -------------
            Total charge-offs                                        (149)                  --            (149)
            Recoveries                                                203                   --             203
                                                          -----------------    ----------------    -------------
            Net recoveries                                             54                   --              54
                                                          -----------------    ----------------    -------------
            Balance at March 31, 2002                  $           72,723   $             2,100 $       74,823
                                                          =================    ================    =============

     Management is unable to predict future levels of loan loss provisions. Among other things, loan loss provisions are based on the level of loan charge-offs, foreclosure activity, and the economy in Southern California.

     The Bank also maintains a general valuation allowance for real estate acquired by foreclosure, which totaled $200 thousand at March 31, 2003 and December 31, 2002 and $350 thousand at March 31, 2002, respectively. This allowance is used to offset any further deterioration in property value after acquisition of the foreclosed real estate. See "Non-performing Assets" for additional discussion on foreclosed real estate.

Results of Operations

     The Company reported consolidated net earnings of $15.5 million or $0.90 per diluted share of common stock for the first quarter of 2003 compared to net earnings of $12.4 million or $0.70 per diluted share of common stock for the first quarter of 2002. Net earnings increased for the first quarter of 2003 compared to the first quarter of 2002 primarily from increased net interest income due to higher interest rate spreads.

Net Interest Income

     Net interest income increased to $37.5 million during the first quarter of 2003 compared to $34.2 million for the first quarter of 2002 primarily as a result of an increase in the interest rate spread for the comparable periods. The interest rate spread increased to 3.34% compared to 2.72% for the same period last year as the cost of interest-bearing liabilities dropped by more than the yield on interest-earning assets.

     The following tables sets forth: (i) the average daily dollar amounts of and average yields earned on loans, mortgage-backed securities and investment securities, (ii) the average daily dollar amounts of and average rates paid on savings and borrowings, (iii) the average daily dollar differences, (iv) the interest rate spreads, and (v) the effective net spreads for the periods indicated:

                                                                          During the Three Months Ended March 31,
                                                                          --------------------------------------
                                                                                2003                 2002
                                                                          ---------------     ------------------
                                                                                  (Dollars in thousands)
     Average loans and mortgage-backed securities                      $      4,031,046   $          4,219,538
     Average investment securities                                              116,624                227,636
                                                                          ---------------     ------------------
     Average interest-earning assets                                          4,147,670              4,447,174
                                                                          ---------------     ------------------
     Average savings deposits                                                 2,513,998              2,526,068
     Average borrowings                                                       1,377,121              1,715,087
                                                                          ---------------     ------------------
     Average interest-bearing liabilities                                     3,891,119              4,241,155
                                                                          ---------------     ------------------
     Excess of interest-earning assets over
         interest-bearing liabilities                                  $        256,551   $            206,019
                                                                          ===============     ==================

     Yields earned on average interest-earning assets                              5.77%                  6.24%
     Rates paid on average interest-bearing liabilities                            2.43                   3.52
     Net interest rate spread                                                      3.34                   2.72
     Effective net spread (1)                                                      3.49                   2.89

     Total interest income                                             $         59,830   $             69,376
     Total interest expense                                                      23,323                 36,787
                                                                          ---------------     ------------------
                                                                                 36,507                 32,589
     Total other items (2)                                                        1,008                  1,588
                                                                          ---------------     ------------------
     Net interest income                                               $         37,515   $             34,177
                                                                          ===============     ==================

(1) The effective net spread is a fraction, the denominator of which is the average dollar amount of interest-earning assets, and the numerator of which is net interest income (excluding stock dividends and miscellaneous interest income).
(2) Includes Federal Home Loan Bank Stock dividends and other miscellaneous interest income.

Non-Interest Income and Expense

     Loan servicing and other fees were $1.6 million for the first quarter of 2003 compared to $1.1 million for the same period of 2002. The increase is primarily the result of increased prepayment fees as borrowers paid off loans early to refinance into lower rate loans.

     Gains on sale of loans were $472 thousand for the first quarter of 2003 compared to gains of $186 thousand for the same period of 2002. The increase is primarily the result of an increase in the volume of loans sold and a higher gain realized per sale. The volume of loans sold totaled $40.5 million during the first quarter of 2003 compared to $18.2 million for the same period of 2002.

     Real estate operations resulted in net income of $15 thousand for the first quarter of 2003 compared to net income of $161 thousand for the same period of 2002. Real estate operations include gains and losses on the sale of foreclosed properties as well as rental income and operating expense during the holding period. Gains on sale typically result from legal fee and insurance recoveries associated with foreclosed properties sold.

     Non-interest expense decreased to $14.1 million during the first quarter of 2003. This compares with $15.3 million during the first quarter of 2002. The decrease in non-interest expense during the first quarter of 2003 compared to the same period last year resulted from a reduction in both legal and advertising expenses. Advertising expenses have been delayed due to the development of new marketing campaigns that are expected in the second half of the year.

     Due to the decrease in non-interest expense and decrease in average assets for the comparable periods, the ratio of non-interest expense to average assets decreased to 1.30% for the first quarter of 2003 from 1.32% during the comparable 2002 period.

Non-accrual, Past Due, Modified and Restructured Loans

     The Bank accrues interest earned but uncollected for every loan without regard to its contractual delinquency status and establishes a specific interest allowance for each loan which becomes 90 days or more past due or in foreclosure. Loans requiring delinquent interest allowances (non-accrual loans) totaled $5.9 million at March 31, 2003 compared to $6.7 million at December 31, 2002 and $6.4 million at March 31, 2002.

     The amount of interest allowance for loans 90 days or more delinquent or in foreclosure was $340 thousand, $373 thousand, and $449 thousand as of March 31, 2003, December 31, 2002, and March 31, 2002, respectively.

Delinquent loans as a percentage of the Bank's total gross loan portfolio for the periods indicated are as follows:

                                                           March 31,             December 31,          March 31,
                                                             2003                   2002                 2002
                                                      -------------------    ------------------    -------------------
                                                                        (Percentage of Gross Loans)
Period of delinquency
1 monthly payment                                                  0.25%                 0.24%                  0.18%
2 monthly payments                                                 0.02%                 0.08%                  0.02%
3 or more monthly payments or in foreclosure                       0.15%                 0.17%                  0.16%

     The Bank has debt restructurings that result from temporary modifications of principal and interest payments. Under these arrangements, loan terms are typically reduced to no less than a monthly interest payment required under the note. Any loss of revenues under the modified terms would be immaterial to the Bank. Generally, if the borrower is unable to return to scheduled principal and interest payments at the end of the modification period, foreclosure proceedings are initiated. As of March 31, 2003, the Bank had net modified loans totaling $3.8 million. No modified loans were 90 days or more delinquent as of March 31, 2003.

     The Bank considers a loan impaired when management believes that it is probable that the Bank will not be able to collect all amounts due under the contractual terms of the loan. Estimated impairment losses are recorded as separate valuation allowances and may be subsequently adjusted based upon changes in the measurement of impairment. Impaired loans, disclosed net of valuation allowances, include non-accrual major loans (commercial business loans with an outstanding principal amount greater than or equal to $500 thousand and single-family loans greater than or equal to $750 thousand, and income property loans with an outstanding principal amount greater than or equal to $1.5 million), modified loans, and major loans less than 90 days delinquent in which
full payment of principal and interest is not expecte   qd to be received.

The following is a summary of impaired loans, net of valuation allowances for impairment, as of the periods indicated:

                                               March 31,              December 31,           March 31,
                                                  2003                   2002                  2002
                                           -------------------    ------------------    -------------------
                                                                   (In thousands)
         Non-accrual loans                 $               --     $              --     $              631
         Modified loans                                 1,557                 1,567                  3,220
                                           -------------------    ------------------    -------------------
                                           $            1,557     $           1,567     $            3,851
                                           ===================    ==================    ===================

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

     All impaired loans were measured using the fair value method as of March 31, 2003, December 31, 2002 and March 31, 2002, respectively.

     Impaired loans for which valuation allowances had been established totaled $496 thousand for the quarter ended March 31, 2003, $496 thousand for the quarter ended December 31, 2002 and $3.7 million for the quarter ended March 31, 2002. Impaired loans for which there was no valuation allowance established totaled $1.6 million for the quarter ended March 31, 2003, $1.6 million for the quarter ended December 31, 2002 and $2.3 million for the quarter ended March 31, 2002. See "Results of Operations" for an analysis of activity in the valuation allowance for impaired loans.

     Impaired non-performing loans were $496 thousand, $496 thousand and $631 thousand at March 31, 2003, December 31, 2002 and March 31, 2002, respectively.

     Cash payments received from impaired loans are recorded in accordance with the contractual terms of the loan. The principal portion of the payment is used to reduce the principal balance of the loan, whereas the interest portion is recognized as interest income.

     The average recorded investment in impaired loans was $1.6 million for the quarter ended March 31, 2003, $2.6 million for the quarter ended December 31, 2002 and $6.8 million for the quarter ended March 31, 2002. The amount of interest income recognized on the cash basis for impaired loans during the quarters ended March 31, 2003, December 31, 2002 and March 31, 2002 was $20 thousand, $61 thousand and $118 thousand, respectively. Interest income recognized under the accrual basis for the quarters ended March 31, 2003, December 31, 2002 and March 31, 2002 was $19 thousand, $61 thousand and $110 thousand, respectively.

Asset Quality

The following table sets forth certain asset quality ratios of the Bank at the periods indicated:

                                                             March 31,             December 31,          March 31,
                                                               2003                   2002                 2002
                                                        -------------------    ------------------    -------------------
Non-Performing Loans to Loans Receivable (1)                         0.15%                 0.17%                  0.16%

Non-Performing Assets to Total Assets (2)                            0.14%                 0.17%                  0.16%

Allowances for Loan Losses to Non-Performing
   Loans (3)                                                        1,286%                1,126%                 1,167%

Allowances for Loan Losses to Loans
   Receivable (4)                                                    1.89%                 1.96%                  1.88%


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

(4) The Bank's general valuation allowances plus the allowance for impaired loans as a percentage of gross loans receivable before deducting unrealized loan fees, general valuation allowances and valuation allowances for impaired loans.

Non-performing Assets

     The Bank defines non-performing assets as loans delinquent over 90 days (non-accrual loans), loans in foreclosure and real estate acquired by foreclosure (real estate owned). The following is an analysis of non-performing assets as of the periods indicated:

                                                    March 31,             December 31,              March 31,
                                                      2003                    2003                    2002
                                               --------------------    ------------------    ----------------------
                                                                         (In thousands)
Real estate owned:
    Single family                              $              568      $            519      $              1,161
    Multi-family                                               --                    --                       164
Less:
    General valuation allowance                              (200)                 (200)                     (350)
                                               --------------------    ------------------    ----------------------
        Total real estate owned                               368                   319                       975
                                               --------------------    ------------------    ----------------------
Non-accrual loans:
    Single family                                           5,176                 5,705                     5,596
    Multi-family                                              701                 1,017                       814
    Other                                                      16                    --                         9
                                               --------------------    ------------------    ----------------------
       Total non-accrual loans                              5,893                 6,722                     6,419
                                               --------------------    ------------------    ----------------------
       Total non-performing assets             $            6,261      $          7,041      $              7,394
                                               ====================    ==================    ======================

     Real estate owned and non-accrual loans, while varying slightly from quarter to quarter, have remained at very low levels for the last few years. Historically, single family non-performing loans have been attributable to factors such as layoffs and decreased incomes. Historically, multi-family and commercial non-performing loans have been attributable to factors such as declines in occupancy rates, employment rates and rental values.

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

     Total savings deposits decreased by $34.6 million during the first quarter of 2003. The decrease in deposits for the first quarter of 2003 is attributable to a reduction in deposits acquired from national brokerage firms ("brokered deposits") and telemarketing deposits.

     Brokered deposits decreased by $109.3 million during the first quarter of 2003. Due to increased liquidity from loan payoffs, the Bank decreased its use of brokered deposits during the first quarter of 2003. Brokered deposits comprised 2% and 12% of total deposits at March 31, 2003 and March 31, 2002, respectively. Because the Bank has sufficient capital to be deemed
"well-capitalized" under the standards established by the Office of Thrift Supervision, it may solicit brokered funds without special regulatory approval.

     Deposits accepted by retail banking offices increased by $91.6 million during the first quarter of 2003. Management attributes the increase to customer demand for safe, liquid investments due to volatility in the equity markets. If the equity markets improve, the Bank may lose substantial amounts of deposits, particularly money market deposits, which have increased to 51% of total retail deposits as of March 31, 2003 from 41% of total retail deposits at March 31, 2002. Retail deposits comprised 96% and 85% of total deposits as of March 31, 2003 and March 31, 2002, respectively.

     Telemarketing deposits decreased by $16.9 million during the first quarter of 2003. These deposits are normally large deposits from pension plans, managed trusts and other financial institutions. These deposit levels fluctuate based on the attractiveness of the Bank's rates compared to returns available to investors on alternative investments. Telemarketing deposits comprised 2% and 3% of total deposits at March 31, 2003 and March 31, 2003, respectively.

     Total borrowings increased by $173.7 million during the first quarter of 2003 due to a $180.0 million net increase in advances from the FHLB and net payoffs of $6.3 million in repurchase agreements. The increase during the first quarter of 2003 in borrowings is primarily attributable to increased loan origination activity.

     Internal sources of funds include both principal payments and payoffs on loans and mortgage-backed securities, loan sales, and positive cash flows from operations. Principal payments include amortized principal and prepayments that are a function of lending activity and the general level of interest rates.

     Total principal payments on loans and mortgage-backed securities were $383.4 million for the first quarter of 2003. This compares with principal payments of $397.5 million for the first quarter of 2002. The increase is primarily attributable to increased payoff activity as borrowers continue to refinance existing loans into new loans at lower rates.

     Loan sales were $40.5 million for the first quarter of 2003, compared with sales of $18.2 million for the first quarter of 2002. Loan sale activity varies based upon borrower demand for 15-year and 30-year fixed rate loans, which the bank only originates for sale in the secondary market.

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

Changes in Internal Controls

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                           PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form-8K

     (a)  Exhibits

     (3.1)Restated  Certificate  of  Incorporation  filed as Exhibit 3.1 to Form
          10-K for the fiscal year ended December 31, 1999 and incorporated by reference.
     (3.2)Bylaws  filed as Exhibit  3.2 to Form 10-Q dated  August 12,  2002 and incorporated by reference.
     (4.1)Amended and Restated Rights Agreement dated as of September 25, 1998, filed as Exhibit 4.1 to Form 8-A/A, dated September 25, 1998 and incorporated by reference.
     (10.1) Deferred  Compensation  Plan filed as Exhibit  10.3 to Form 10-K for the fiscal year ended December 31, 1983 and incorporated by reference. (10.2) Supplemental Executive Retirement Plan dated January 16, 1986 filed as Exhibit 10.5 to Form 10-K for the fiscal year ended December 31, 1992 and incorporated by reference.
     (10.3) Change of Control  Agreement  effective  September 26, 1996 filed as
          Exhibit 10.4 to Form 10-Q for the Quarter ended September 30, 1996 and Amendment filed as Exhibit 10.3 10.4 for change of control to Form 10-Q for the Quarter ended March 31, 2001 and incorporated by reference.
     (10.4) 1997 Non-employee  Directors Stock Incentive Plan filed as Exhibit 1 to Form S-8 dated August 12, 1997 and Amendment filed as Exhibit 10.5 to Form 10-Q for the Quarter ended March 31, 2001, and incorporated by reference. (21) Registrant's sole subsidiary is First Federal Bank of California, a federal savings bank. (99.1) Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
     (99.2)  Certification  of Chief  Financial  Officer  pursuant  to 18 U.S.C.
          section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K

     The Company filed current reports on Form 8-K during the quarter ended March 31, 2003 on the following dates: January 29, 2003, February 28, 2003, and March 18, 2003. These reports are related to the release of the Company's disclosure of certain other financial data.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         FIRSTFED FINANCIAL CORP.
                                         Registrant



Date:   May 9, 2003                      By:  /s/ Douglas J. Goddard
                                              ----------------------
                                                  Douglas J. Goddard
                                                  Chief Financial Officer and
                                                  Executive Vice President

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

Dated this 9th day of May 2003.


                           By: /s/ Babette E. Heimbuch
                                   -------------------
                                   Babette E. Heimbuch
                                   Chief Executive Officer

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

Dated this 9th day of May 2003.

                                      By: /s/ Douglas Goddard
                                          -------------------
                                              Douglas Goddard
                                              Chief Financial Officer

                                  EXHIBIT 99.1

Exhibit 99.1


                                CEO CERTIFICATION

The undersigned, as Chief Executive Officer hereby certifies, to the best of her knowledge and belief, that:


         (1) the Form 10-Q of FirstFed Financial Corp. (the "Company") for the quarterly period ended March 31, 2003 (the "Report ") accompanying this certification fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

         (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company for such period.

This certification is made solely for purposes of complying with the provisions of Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

                                            FIRSTFED FINANCIAL CORP.
                                            Registrant


Date:   May 9, 2003
                                            By: /s/ Babette E. Heimbuch
                                                    -------------------
                                                    Babette E. Heimbuch
                                                    Chief Executive Officer

                                  EXHIBIT 99.2

Exhibit 99.2


                                CFO CERTIFICATION

The undersigned, as Chief Financial Officer hereby certifies, to the best of his knowledge and belief, that:

         (1) the Form 10-Q of FirstFed Financial Corp. (the "Company") for the quarterly period ended March 31, 2003 (the "Report ") accompanying this certification fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

         (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company for such period.

This certification is made solely for purposes of complying with the provisions of Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.


                                       FIRSTFED FINANCIAL CORP.
                                       Registrant



Date:   May 9, 2003
                                        By:  /s/ Douglas J. Goddard
                                             ----------------------
                                                 Douglas J. Goddard
                                                 Chief Financial Officer and
                                                 Executive Vice President