Form 10-Q
period 2003-06-30
FIRSTFED FINANCIAL CORP
filed 2003-08-14
CIK 810536

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X|                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended June 30, 2003

                                       OR

| |              TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             From the Transition Period From ________ to __________

                         Commission File Number: 1-9566

                            FIRSTFED FINANCIAL CORP.
             (Exact name of registrant as specified in its charter)


      Delaware                                      95-4087449
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                            Yes     |X|       No       | |
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
                            Yes     |X|       No       | |
As of August 1, 2003, 16,994,104 shares of the Registrant's $.01 par value common stock were outstanding.


                                               FirstFed Financial Corp.
                                                         Index

                                                                                                        Page
Part I.           Financial Information

                  Item 1.    Financial Statements

                             Consolidated  Statements  of  Financial  Condition  as of June 30,  2003,         3
                             December 31, 2002 and June 30, 2002

                             Consolidated  Statements of Operations and Comprehensive Earnings for the         4
                             three and six months ended June 30, 2003 and 2002

                             Consolidated  Statements  of Cash Flows for the six months ended June 30,         5
                             2003 and 2002

                             Notes to Consolidated Financial Statements                                        6

                  Item 2.    Management's  Discussion and Analysis of Financial  Condition and Results         8
                             of Operations

                  Item 3.    Quantitative and Qualitative Disclosures About Market Risk                       18

                  Item 4.    Controls and Procedures                                                          18

Part II.          Other Information (omitted items are inapplicable)

                  Item 4.    Submission of Matters to a Vote of Securities Holders                            19

                  Item 6.    Exhibits and Reports on Form 8-K                                                 19

Signatures                                                                                                    21

Exhibits                     3.2 Bylaws                                                                       24

                             31.1 Certification of Chief Executive Officer pursuant to Section 302 of         33
                                   the Sarbanes-Oxley Act of 2002
                                                                                                              34
                             31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                             32    Certification of Chief Executive Officer and Chief Financial               35
                                   Officer pursuant to 18 USC Section 1350, as adopted pursuant to
                                   Section 906 of the Sarbanes-Oxley Act of 2002

                          PART I - FINANCIAL STATEMENTS
Item 1. Financial Statements

                     FirstFed Financial Corp. and Subsidiary
                 Consolidated Statements of Financial Condition
                        (In thousands, except share data)
                                   (Unaudited)

                                                                  June 30,             December 31,            June 30,
                                                                    2003                  2002                   2002
                                                             -----------------      ----------------      ------------------
ASSETS
Cash and cash equivalents                                $            34,388    $           45,199    $             58,747
Investment securities, available-for-sale (at fair
  value)                                                              80,221               103,055                 115,441
Mortgage-backed securities, available-for-sale (at
  fair value)                                                        168,937               200,585                 235,148
Loans receivable, held-for-sale (fair value of
  $2,797, $2,300 and $250)                                             2,775                 2,293                     250
Loans receivable, net                                              4,037,893             3,766,942               3,856,073
Accrued interest and dividends receivable                             17,700                17,752                  19,389
Real estate, net                                                          --                   347                     606
Office properties and equipment, net                                  10,315                10,342                  10,399
Investment in Federal Home Loan Bank (FHLB) stock, at
  cost                                                                76,078                78,728                  85,634
Other assets                                                          32,820                28,486                  26,585
                                                             -----------------      ----------------      ------------------
                                                         $         4,461,127    $        4,253,729    $          4,408,272
                                                             =================      ================      ==================
LIABILITIES
Deposits                                                 $         2,462,508    $        2,527,026    $          2,493,389
FHLB advances                                                      1,424,000             1,167,000               1,342,000
Securities sold under agreements to repurchase                       139,725               155,273                 176,131
Accrued expenses and other liabilities                                32,319                32,789                  46,486
                                                             -----------------      ----------------      ------------------
                                                                   4,058,552             3,882,088               4,058,006
                                                             -----------------      ----------------      ------------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, par value $.01 per share;
  Authorized 100,000,000 shares; issued
  23,489,532, 23,395,202 and 23,381,165 shares,
  outstanding 16,991,836,
  16,931,306 and 17,270,269 shares                                       235                   234                     234
Additional paid-in capital                                            36,775                35,680                  34,858
Retained earnings - substantially restricted                         449,995               418,885                 388,368
Unreleased shares to employee stock
  ownership plan                                                        (559)                 (597)                     --
Treasury stock, at cost, 6,497,696 shares,
  6,463,896 and 6,110,896 shares                                     (85,727)              (84,762)                (75,930)
Accumulated other comprehensive earnings, net of taxes                 1,856                 2,201                   2,736
                                                             -----------------      ----------------      ------------------
                                                                     402,575               371,641                 350,266
                                                             -----------------      ----------------      ------------------
                                                         $         4,461,127    $        4,253,729    $          4,408,272
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

                                                         Three months ended June 30,               Six months ended June 30,
                                                    -------------------------------------    ------------------------------------
                                                          2003                 2002                2003                2002
                                                    ----------------     ----------------    ---------------     ----------------
Interest income:
     Interest on loans                          $            56,882  $             60,701   $       113,951      $        125,664
     Interest on mortgage-backed securities                   1,385                 2,267             3,055                 5,237
     Interest and dividends on investments                    1,145                 2,955             3,245                 5,799
                                                    ----------------     ----------------    ---------------     ----------------
        Total interest income                                59,412                65,923           120,251               136,700
                                                    ----------------     ----------------    ---------------     ----------------
Interest expense:
     Interest on deposits                                     9,886                15,638            21,253                32,997
     Interest on borrowings                                  12,464                17,305            24,420                36,734
                                                    ----------------     ----------------    ---------------     ----------------
        Total interest expense                               22,350                32,943            45,673                69,731
                                                    ----------------     ----------------    ---------------     ----------------

Net interest income                                          37,062                32,980            74,578                66,969
Provision for loan losses                                        --                    --                --                    --
                                                    ----------------     ----------------    ---------------     ----------------
Net interest income after provision for loan
     losses                                                  37,062                32,980            74,578                66,969
                                                    ----------------     ----------------    ---------------     ----------------

Other income:
     Loan servicing and other fees                            1,511                   838             3,121                 1,890
     Retail office fees                                       1,150                 1,135             2,296                 2,176
     Gain on sale of loans                                      220                   184               693                   369
     Real estate operations, net                                349                    31               363                   192
     Other operating income                                     163                   306               265                   566
                                                    ----------------     ----------------    ---------------     ----------------
        Total other income                                    3,393                 2,494             6,738                 5,193
                                                    ----------------     ----------------    ---------------     ----------------
Non-interest expense:
     Salaries and employee benefits                           8,247                 8,269            17,029                16,466
     Occupancy                                                1,962                 2,099             3,969                 4,150
     Amortization of core deposit intangible                    499                   464               997                   965
     Other expense                                            2,721                 3,401             5,549                 7,963
                                                    ----------------     ----------------    ---------------     ----------------
        Total non-interest expense                           13,429                14,233            27,544                29,544
                                                    ----------------     ----------------    ---------------     ----------------
Earnings before income taxes                                 27,026                21,241            53,772                42,618
Income tax provision                                         11,393                 8,954            22,662                17,963
                                                    ----------------     ----------------    ---------------     ----------------
Net earnings                                    $            15,633  $             12,287   $        31,110      $         24,655
                                                    ================     ================    ===============     ================
Other comprehensive earnings (loss), net of taxes              (435)                  533              (345)                 (255)
                                                    ----------------     ----------------    ---------------     ----------------
Comprehensive earnings                          $            15,198  $             12,820   $        30,765      $         24,400
                                                    ================     ================    ===============     ================

Earnings per share:
     Basic                                      $              0.92  $               0.71   $          1.84      $           1.43
                                                    ================     ================    ===============     ================
     Diluted                                    $              0.90  $               0.70   $          1.80      $           1.40
                                                    ================     ================    ===============     ================
Weighted average shares outstanding:
     Basic                                               16,968,389            17,264,461        16,947,280            17,259,638
                                                    ================     ================    ===============     ================
     Diluted                                             17,342,336            17,644,145        17,310,139            17,625,541
                                                    ================     ================    ===============     ================


          See accompanying notes to consolidated financial statements.

                     FirstFed Financial Corp. and Subsidiary
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                                    Six months ended June 30,
                                                                            ---------------------------------------------
                                                                                    2003                     2002
                                                                            --------------------     --------------------
     CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings                                                       $               31,110   $               24,655
     Adjustments to reconcile net earnings to
     net cash provided by operating activities:
       Net change in loans held-for-sale                                                  (482)                   4,996
       Depreciation                                                                        694                      820
       Valuation adjustments on real estate sold                                           (35)                    (204)
       Amortization of fees and premiums/discounts                                         634                    2,135
       Decrease in servicing asset                                                         120                      120
       Change in taxes payable                                                          (3,562)                   1,765
       Decrease in interest and dividends receivable                                        52                    2,687
       Decrease in interest payable                                                     (2,965)                    (406)
       Amortization of core deposit intangible asset                                       998                      965
       Increase in other assets                                                         (7,876)                  (5,273)
       Increase in accrued expenses and
         other liabilities                                                               6,057                      968
                                                                            --------------------     --------------------
         Total adjustments                                                              (6,365)                   8,573
                                                                            --------------------     --------------------
         Net cash provided by operating activities                                      24,745                   33,228
                                                                            --------------------     --------------------
     CASH FLOWS FROM INVESTING ACTIVITIES:
       Loans made to customers and principal
         collections on loans                                                         (266,825)                 142,742
       Loans purchased                                                                     (77)                      --
       Net change in unearned loan fees                                                 (4,532)                  (2,475)
       Proceeds from sales of real estate owned                                            599                    2,331
       Proceeds from maturities and principal payments
         of investment securities, available-for-sale                                   75,839                   46,192
       Principal reductions on mortgage-backed securities,
         available for sale                                                             31,826                   48,343
       Purchase of investment securities,
         available for sale                                                            (54,089)                 (51,191)
       Redemption of FHLB stock                                                          4,600                    8,385
                                                                            --------------------     --------------------
         Net cash used by investing activities                                        (212,659)                 194,327

     CASH FLOWS FROM FINANCING ACTIVITIES:
       Net decrease in deposits                                                        (64,518)                 (53,258)
       Net increase (decrease) in short term borrowings                                161,452                 (289,909)
       Increase in long term borrowings                                                 80,000                       --
       Purchases of treasury stock                                                        (965)                      --
       Other                                                                             1,134                      188
                                                                            --------------------     --------------------
         Net cash provided by (used by) financing activities                           177,103                 (342,979)
                                                                            --------------------     --------------------
       Net decrease in cash and cash equivalents                                       (10,811)                (115,424)
       Cash and cash equivalents at beginning of period                                 45,199                  174,171
                                                                            --------------------     --------------------
       Cash and cash equivalents at end of period                       $               34,388   $               58,747
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

                                                          Three Months Ended June 30,             Six Months Ended June 30,
                                                      ------------------------------------    ----------------------------------
                                                            2003                2002                2003               2002
                                                      ----------------    ----------------    ---------------    ---------------
                                                                      (In thousands, except per share data)

  Net income as reported...........................$          15,633   $           12,287  $          31,110  $        24,655
    Deduction: total stock-based employee
    compensation expense determined under
    fair-value-based method for all awards, net of
    tax............................................             (207)                (221)              (339)            (469)
                                                      ----------------    ----------------    ---------------    --------------
    Pro forma net income...........................$          15,426   $           12,066  $          30,771  $        24,186
                                                      ================    ================    ===============    ==============
  Earnings per share:
  Basic:
    As reported....................................$            0.92   $             0.71   $           1.84   $         1.43
    Pro forma......................................$            0.91   $             0.70   $           1.82   $         1.40

  Diluted:
    As reported....................................$            0.90   $             0.70   $           1.80   $         1.40
    Pro forma......................................$            0.89   $             0.69   $           1.78   $         1.38

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2003 and 2002, respectively: no dividend yield in any year; expected volatility of 34% and 36%; risk free interest rates of 3.8% and 5.3%; and expected average lives of 5.5 years in both periods. The weighted-average grant date fair value of options granted during the periods are $11.31 and $11.48 for 2003 and 2002, respectively. The Company has elected to recognize forfeitures in the year they occur.

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

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS 149). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS
133. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. This Statement is generally effective for contracts entered into or modified after June 30, 2003 and is not expected to have a material impact on the Company's financial statements as the Company has no material derivative contracts.

     In May 2003,  the FASB  issued  SFAS No.  150,  "  Accounting  for  Certain
Financial Instruments with Characteristics of Both Liabilities and Equity " (SFAS 150). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 and is not expected to have a material impact on the Company's financial statements as the Company does not currently have any instruments subject to SFAS 150.

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

Financial Condition

At June 30, 2003, FirstFed Financial Corp. ("Company"), holding company for First Federal Bank of California and its subsidiaries ("Bank"), had consolidated stockholders' equity of $402.6 million compared to $371.6 million at December 31, 2002 and $350.3 million at June 30, 2002. Consolidated total assets at June 30, 2003 were $4.5 billion compared to $4.3 billion at December 31, 2002 and $4.4 billion at June 30, 2002. The increase in total assets from December 31, 2002 to June 30, 2003 is primarily attributable to growth in the loan portfolio. The loan portfolio increased to $4.0 billion at June 30, 2003 from $3.8 billion at December 31, 2002 due to loan originations, which increased to $1.0 billion during the first six months of 2003 from $587.6 million during the first six months of 2002. Loan payoffs and principal reductions were $789.4 million during the first six months of 2003 compared to $778.6 million during the first six months of 2002.

The Bank's financial results are primarily influenced by the interest rate environment and Southern California real estate market. Southern California real estate sales prices and sales volume have continued at record high levels during 2003. According to the UCLA Forecast for California, June 2003 Report ("Forecast"), "Although California's economy may be weak in other respects, activity related to residential real estate construction, finance, and sales has been the strongest sector. California's chronic housing shortage has combined with the most favorable financial conditions to produce a construction "boomlet"." The strong real estate market in Southern California over the last several years has resulted from historically low interest rates. An increase in interest rates would negatively affect real estate prices and the Bank's interest rate spreads. See "Asset-Liability Management" for additional information.

The following table summarizes loan originations and purchases by property type for the periods indicated:

                                                     Six months ended
                                                         June 30,
                                                   2003             2002
                                               --------------  ---------------
                                                       (In thousands)

    Single family                              $     754,445   $      298,426
    Multi-family and commercial                      263,945          275,068
    Other (1)                                         28,683           14,070
                                                 ------------    -------------
      Total                                    $   1,047,073   $      587,564
                                                 ============    =============

    (1) Includes consumer loans and commercial business loans.

At June 30, 2003, 72.9% of the Bank's loan portfolio was comprised of adjustable rate products. Loans that adjust monthly based on the FHLB Eleventh District Cost of Funds Index ("COFI") comprised 48.8% of the loan portfolio. Loans that adjust monthly based on the 12-month average U.S. Treasury Security rate ("12MAT") comprised 14.9% of the loan portfolio. Loans that adjust monthly based on the Three Month Certificate of Deposit Index ("CODI") comprised 6.7% of the loan portfolio and loans that adjust monthly based on the London Inter-Bank Offering Rate ("LIBOR") comprised 2.5% of the loan portfolio.

The following table summarizes loan originations and purchases by loan type for the periods indicated:

                                                      Six months ended
                                                          June 30,
                                                     2003           2002
                                                 --------------- --------------
                                                          (In thousands)
Fixed                                            $       47,828  $      29,879
Hybrid (1)                                              290,501        220,901

Adjustable:
  12MAT                                                 320,525         83,324
  CODI                                                  270,484             --
  COFI                                                   88,978        219,293
  LIBOR                                                      --         20,037
  Other                                                  28,757         14,130
                                                   -------------   ------------
    Total                                        $    1,047,073  $     587,564
                                                   =============   ============

(1) These loan types are adjustable rate loans with initial fixed interest rate periods ranging from 3 to 7 years.

The Bank's non-performing assets to total assets ratio was 0.09% as of June 30, 2003, compared to 0.17% as of December 31, 2002 and 0.11% as of June 30, 2002. (See "Non-performing Assets" for further discussion.)

The Bank recorded net loan charge-offs of $22 thousand for the second quarter of 2003 and had net loan recoveries of $25 thousand during the first six months of 2003. For the comparable periods last year, the Company recorded net loan recoveries of $1.4 million and $1.2 million during the second quarter and first six months of 2002, respectively. Allowances for loan losses (including general valuation allowances and valuation allowances for impaired loans) totaled $75.7 million or 1.84% of gross loans at June 30, 2003. This compares with $75.7 million or 1.96% at December 31, 2002 and $75.9 million or 1.92% at June 30, 2002.

The following table shows the components of the Bank's portfolio of loans (including loans held for sale) and mortgage-backed securities by collateral type as of the dates indicated:

                                                                  June 30,            December 31,          June 30,
                                                                    2003                 2002                 2002
                                                             -----------------     ----------------    ------------------
                                                                                (In thousands)
     REAL ESTATE LOANS
      First trust deed residential loans:
        One-to-four units                                $           1,977,613 $          1,723,690 $           1,873,754
        Five or more units                                           1,654,978            1,646,430             1,604,806
                                                             -----------------     ----------------    ------------------
           Residential loans                                         3,632,591            3,370,120             3,478,560

    OTHER REAL ESTATE LOANS
        Commercial and industrial                                      402,522              419,273               399,581
        Second trust deeds                                               6,949                5,965                 8,582
        Other                                                            8,550                7,130                17,975
                                                             -----------------     ----------------    ------------------
           Real estate loans                                         4,050,612            3,802,488             3,904,698

    NON-REAL ESTATE LOANS
        Deposit accounts                                                 1,094                1,185                   608
        Commercial business loans                                       29,937               19,582                13,390
        Consumer                                                        44,329               35,395                28,006
                                                             -----------------     ----------------    ------------------
           Loans Receivable                                          4,125,972            3,858,650             3,946,702

    LESS:
        General valuation allowances - loan
           portfolio                                                    75,248               75,223                73,786
        Valuation allowances - impaired loans                              496                  496                 2,154
        Unearned loan fees                                               9,560               13,696                14,439
                                                             -----------------     ----------------    ------------------
           Net loans receivable                                      4,040,668            3,769,235             3,856,323

    FHLMC AND FNMA MORTGAGE-BACKED
      SECURITIES (at fair value):
        Secured by single family dwellings                             161,259              192,395               225,574
        Secured by multi-family dwellings                                7,678                8,190                 9,574
                                                             -----------------     ----------------    ------------------
           Mortgage-backed securities                                  168,937              200,585               235,148
                                                             -----------------     ----------------    ------------------
                TOTAL                                    $           4,209,605 $          3,969,820 $           4,091,471
                                                             =================     ================    ==================

The mortgage-backed securities portfolio, classified as available-for-sale, was recorded at fair value as of June 30, 2003. An unrealized gain of $1.7 million, net of taxes, was recorded in stockholders' equity as of June 30, 2003. This compares to net unrealized gains of $1.6 million as of December 31, 2002 and $1.5 million as of June 30, 2002.

The investment securities portfolio, classified as available-for-sale, was recorded at fair value as of June 30, 2003. An unrealized gain of $163 thousand, net of taxes, was reflected in stockholders' equity as of June 30, 2003. This compares to net unrealized gains of $611 thousand as of December 31, 2002 and $1.2 million as of June 30, 2002.

Asset/Liability Management

Market risk is the risk of loss from adverse changes in market prices and interest rates. The Bank's market risk arises primarily from the interest rate risk inherent in its lending and liability funding activities.

The Bank's net interest income typically improves during periods of decreasing interest rates because there is a three month time lag before changes in COFI, and a two month time lag before changes in 12MAT, LIBOR and CODI, can be implemented with respect to the Bank's adjustable rate loans. Therefore, during periods immediately following interest rate decreases, the Bank's cost of funds tends to decrease faster than yields earned on its adjustable rate loan portfolio. The reverse is true during periods immediately following interest rate increases. The composition of the Bank's financial instruments that are subject to market risk has not changed materially since December 31, 2002.

The one year GAP (the difference between rate-sensitive assets and liabilities repricing within one year or less) was a positive $270.9 million or 6.1% of total assets at June 30, 2003. In comparison, the one year GAP was a positive $260.7 million or 6.1% of total assets at December 31, 2002.

Capital

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and percentages of total capital to assets. The Bank meets the standards necessary to be deemed well capitalized under the applicable regulatory requirements. The following table summarizes the Bank's actual capital and required capital as of June 30, 2003:

                                                       Tangible         Core Capital        Risk-based
                                                        Capital                               Capital
                                                     --------------     --------------    ----------------
                                                                    (Dollars in thousands)

      Actual Capital:
          Amount                                  $      374,019    $       374,019    $       408,800
          Ratio                                             8.40%              8.40%             14.91%
      Minimum required capital:
          Amount                                  $       66,752    $       178,005    $       219,361
          Ratio                                             1.50%              4.00%              8.00%
      Well capitalized required capital:
          Amount                                  $           --    $       222,506    $       274,201
          Ratio                                               --%              5.00%             10.00%

During the first six months of 2003, the Company repurchased 33,800 shares of Company common stock at an average market price of $28.53 per share. During 2002, the Company repurchased 353,000 shares of common stock at an average market price of $25.02 per share. There remain 1,348,677 shares eligible for repurchase under the Company's stock repurchase program as of August 1, 2003.

Loan Loss Allowances

Listed below is a summary of activity in the Bank's general valuation allowance and the valuation allowance for impaired loans during the periods indicated:

                                                                     Six Months Ended June 30, 2003
                                                          ------------------------------------------------------
                                                              General             Impaired
                                                             Valuation            Valuation
                                                             Allowances          Allowances           Total
                                                          ----------------    ----------------    -------------
                                                                              (In thousands)
            Balance at December 31, 2002               $           75,223   $              496  $       75,719
            Charge-offs:
               Single family                                          (52)                  --             (52)
               Multifamily                                             (8)                  --              (8)
               Other - non-real estate                                (32)                                 (32)
                                                          ----------------     ----------------    ------------
            Total charge-offs                                         (92)                  --             (92)
            Recoveries                                                117                   --             117
                                                          ----------------     ----------------    ------------
            Net  recoveries                                            25                   --              25
                                                           ---------------     ----------------    ------------
            Balance at June 30, 2003                   $           75,248   $               496 $       75,744
                                                           ===============     ================    ============



                                                                     Six Months Ended June 30, 2002
                                                          ------------------------------------------------------
                                                              General             Impaired
                                                             Valuation            Valuation
                                                             Allowances          Allowances            Total
                                                          ----------------    ----------------    -------------
                                                                              (In thousands)

            Balance at December 31, 2001               $           72,919   $            1,850  $       74,769
            Transfers                                                (304)                 304              --
            Charge-offs:
               Single family                                         (187)                  --            (187)
               Other - non-real estate                                (65)                  --             (65)
                                                          ----------------     ----------------    ------------
            Total charge-offs                                        (252)                  --            (252)
            Recoveries                                              1,423                   --           1,423
                                                          ----------------     ----------------    ------------
            Net recoveries                                          1,171                   --           1,171
                                                          ----------------     ----------------    ------------
            Balance at June 30, 2002                   $           73,786   $            2,154  $       75,940
                                                          ================     ================    ============

Management is unable to predict future levels of loan loss provisions. Among other things, loan loss provisions are based on the level of loan charge-offs, foreclosure activity, and the economy in Southern California.

Results of Operations

The Company reported consolidated net earnings of $15.6 million or $0.90 per diluted common share for the second quarter of 2003 compared to net earnings of $12.3 million or $0.70 per diluted common share for the second quarter of 2002. Net earnings for the first six months of 2003 were $31.1 million or $1.80 per diluted common share compared to $24.7 million or $1.40 per diluted common share for the first six months of 2002. Net earnings increased during the second quarter and first six months of 2003 compared to the same periods last year primarily as a result of increased interest rate spreads.

Net Interest Income

Net interest income increased to $37.1 million and $74.6 million, respectively, during the second quarter and first six months of 2003 compared to $33.0 million and $67.0 million, respectively, during the same periods last year. Net interest income increased primarily as a result of an increase in the average balance of interest-earning assets over interest-bearing liabilities in addition to an increase in the interest rate spread for the comparable periods.

The interest rate spread increased to 3.25% and 3.30%, respectively, during the second quarter and first six months of 2003 from 2.81% and 2.77%, respectively, during the same periods last year as the cost of interest-bearing liabilities re-priced at reduced rates more quickly than the yield on interest-earning assets during the period.

The following tables sets forth: (i) the average daily dollar amounts of and average yields earned on loans, mortgage-backed securities and investment securities, (ii) the average daily dollar amounts of and average rates paid on savings and borrowings, (iii) the average daily dollar differences, (iv) the interest rate spreads, and (v) the effective net spreads for the periods indicated:

                                                                           During the Six Months Ended June 30,
                                                                          --------------------------------------
                                                                                2003                 2002
                                                                          ---------------     ------------------
                                                                                  (Dollars in thousands)

     Average loans and mortgage-backed securities                      $      4,092,189     $        4,169,092
     Average investment securities                                              122,503                194,340
                                                                          --------------      -----------------
     Average interest-earning assets                                          4,214,692              4,363,432
                                                                          --------------      -----------------
     Average savings deposits                                                 2,491,320              2,519,687
     Average borrowings                                                       1,457,813              1,630,550
                                                                          --------------      -----------------
     Average interest-bearing liabilities                                     3,949,133              4,150,237
                                                                          --------------      -----------------
     Excess of interest-earning assets over
         Interest-bearing liabilities                                  $        265,559      $         213,195
                                                                          ==============      =================

     Yields earned on average interest-earning assets                              5.63%                  6.15%
     Rates paid on average interest-bearing liabilities                            2.33                   3.38
     Net interest rate spread                                                      3.30                   2.77
     Effective net spread (1)                                                      3.45                   2.93

     Total interest income                                             $        118,644      $         134,176
     Total interest expense                                                      45,673                 69,731
                                                                          --------------     ------------------
                                                                                 72,971                 64,445
     Total other items (2)                                                        1,607                  2,524
                                                                          --------------     ------------------
     Net interest income                                               $         74,578      $          66,969
                                                                          ==============     ==================

(1) The effective net spread is a fraction, the denominator of which is the average dollar amount of interest-earning assets, and the numerator of which is net interest income (excluding stock dividends and miscellaneous interest income).
(2) Includes Federal Home Loan Bank Stock dividends and other miscellaneous interest income.

Non-Interest Income and Expense

Loan servicing and other fees were $1.5 million and $3.1 million, respectively, for the second quarter and first six months of 2003 compared to $838 thousand and $1.9 million for the same periods of last year. The increase is primarily the result of increased prepayment fees as borrowers paid off loans early to refinance into lower rate loans.

Gain on sale of loans was $220 thousand and $693 thousand, respectively, for the second quarter and first six months of 2003 compared to gains of $184 thousand and $369 thousand for the same periods in 2002. The increase is primarily the result of an increase in the volume of loans sold and a higher gain realized per sale. The volume of loans sold totaled $21.6 million and $62.1 million during the second quarter and first six months of 2003, respectively, compared to $16.0 million and $34.2 million, respectively for the same periods of 2002.

Real estate operations resulted in net gains of $349 thousand and $363 thousand, respectively, for the second quarter and six months ended of 2003 compared to net gains of $31 thousand and $192 thousand, respectively, for the same periods in 2002. Real estate operations for the second quarter include the reversal of the general valuation allowance, since there was no real estate owned as of June 30, 2003. Real estate operations normally include gains and losses on the sale of foreclosed properties as well as rental income and operating expense during the holding period.

Non-interest expense decreased to $13.4 million and $27.5 million, respectively, for the second quarter and first six months of 2003 from $14.2 million and $29.5 million, respectively, from the second quarter and first six months of 2002. The decrease in non-interest expense during the second quarter and first six months of 2003 resulted from reductions in legal and advertising expenses. Advertising expenses have been delayed due to the development of new marketing programs that are expected to begin in the second half of the year.

Due to the reductions in non-interest expense, the ratio of non-interest expense to average assets decreased to 1.21% and 1.26%, respectively, for the second quarter and first six months of 2003 compared to 1.27% and 1.29%, respectively, during the same periods in 2002.

Non-accrual, Past Due, Modified and Restructured Loans

The Bank accrues interest earned but uncollected for every loan without regard to its contractual delinquency status and establishes a specific interest allowance for each loan which becomes 90 days or more past due or in foreclosure. Loans requiring delinquent interest allowances (non-accrual loans) totaled $3.9 million at June 30, 2003 compared to $6.7 million at December 31, 2002 and $4.2 million at June 30, 2002.

The amount of interest allowance for loans 90 days or more delinquent or in foreclosure was $266 thousand, $373 thousand, and $364 thousand as of June 30, 2003, December 31, 2002, and June 30, 2002, respectively.

Delinquent loans as a percentage of the Bank's total gross loan portfolio for the periods indicated are as follows:

                                                           June 30,             December 31,            June 30,
                                                             2003                  2002                   2002
                                                      -------------------    ------------------    -------------------
                                                                        (Percentage of Gross Loans)
Period of delinquency
1 monthly payment                                                  0.11%                 0.24%                  0.32%
2 monthly payments                                                 0.02%                 0.08%                  0.04%
3 or more monthly payments or in foreclosure                       0.09%                 0.17%                  0.11%

The Bank has debt restructurings that result from temporary modifications of principal and interest payments. Under these arrangements, loan terms are typically reduced to no less than a monthly interest payment required under the note. Any loss of revenues under the modified terms would be immaterial to the Bank. Generally, if the borrower is unable to return to scheduled principal and interest payments at the end of the modification period, foreclosure proceedings are initiated. As of June 30, 2003, the Bank had net modified loans totaling $5.2 million. No modified loans were 90 days or more delinquent as of June 30, 2003.

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

The following is a summary of impaired loans, net of valuation allowances for impairment, as of the periods indicated:

                                                June 30,             December 31,              June 30,
                                                  2003                   2002                    2002
                                           -------------------    ------------------    -------------------
                                                                   (In thousands)
         Non-accrual loans               $              1,424    $               --     $              --
         Modified loans                                 1,537                 1,567                  5,265
                                           -------------------    ------------------    -------------------
                                         $               2,961   $            1,567     $            5,265
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

All impaired loans were measured using the fair value method as of June 30, 2003, December 31, 2002 and June 30, 2002, respectively.

Impaired loans for which valuation allowances had been established totaled $496 thousand for the quarter ended June 30, 2003, $496 thousand for the quarter ended December 31, 2002 and $3.7 million for the quarter ended June 30, 2002. Impaired loans for which there was no valuation allowance established totaled $3.0 million for the quarter ended June 30, 2003, $1.6 million for the quarter ended December 31, 2002 and $1.6 million for the quarter ended June 30, 2002. See "Results of Operations" for an analysis of activity in the valuation allowance for impaired loans.

Cash payments received from impaired loans are recorded in accordance with the contractual terms of the loan. The principal portion of the payment is used to reduce the principal balance of the loan, whereas the interest portion is recognized as interest income.

The average recorded investment in impaired loans was $3.0 million for the quarter ended June 30, 2003, $2.6 million for the quarter ended December 31, 2002 and $5.3 million for the quarter ended June 30, 2002. The amount of interest income recognized on impaired loans using the cash basis for the quarters ended June 30, 2003, December 31, 2002 and June 30, 2002 was $19 thousand, $61 thousand and $73 thousand, respectively. Interest income recognized under the accrual basis for the quarters ended June 30, 2003, December 31, 2002 and June 30, 2002 was $18 thousand, $61 thousand and $71 thousand, respectively.

Asset Quality

The following table sets forth certain asset quality ratios of the Bank at the periods indicated:

                                                             June 30,              December 31,           June 30,
                                                               2003                   2002                  2002
                                                        -------------------    ------------------    -------------------
Non-Performing Loans to Loans Receivable (1)                         0.09%                 0.17%                  0.11%

Non-Performing Assets to Total Assets (2)                            0.09%                 0.17%                  0.11%

Allowances for Loan Losses to Non-Performing
   Loans (3)                                                        1,957%                1,126%                 1,823%

Allowances for Loan Losses to Loans
   Receivable (4)                                                    1.84%                 1.96%                  1.92%

  --------------------------

(1) Loans receivable are before deducting unearned loan fees, general valuation allowances and valuation allowances for impaired loans.

(2) Non-performing assets are net of valuation allowances related to those assets.

(3) The Bank's loan loss allowance for impaired loans and the general valuation allowance as a percentage of non-accrual loans.

(4) The Bank's general valuation allowances plus the allowance for impaired loans as a percentage of gross loans receivable before deducting unearned loan fees, general valuation allowances and valuation allowances for impaired loans.

Non-performing Assets

The Bank defines non-performing assets as loans delinquent over 90 days (non-accrual loans), loans in foreclosure and real estate acquired by foreclosure (real estate owned). The following is an analysis of non-performing assets as of the periods indicated:

                                                    June 30,              December 31,               June 30,
                                                      2003                   2002                      2002
                                               --------------------    ------------------    ----------------------
                                                                         (In thousands)
Real estate owned:
    Single family                              $               --       $           519       $               766
    Multi-family                                               --                    --                       161
Less:
    General valuation allowance                                --                  (200)                     (350)
                                               --------------------    ------------------    ----------------------
        Total real estate owned                                --                   319                       577
                                               --------------------    ------------------    ----------------------
Non-accrual loans:
    Single family                                           3,867                 5,705                     3,266
    Multi-family                                               --                 1,017                       425
    Commercial real estate                                     --                    --                       248
    Other                                                       4                    --                       247
                                               --------------------    ------------------    ----------------------
       Total non-accrual loans                              3,871                 6,722                     4,186
                                               --------------------    ------------------    ----------------------
       Total non-performing assets             $            3,871       $         7,041        $            4,763
                                               ====================    ==================    ======================

Real estate owned and non-accrual loans, while varying slightly from quarter to quarter, have remained at very low levels for the last few years. Historically, single family non-performing loans have been attributable to factors such as layoffs and decreased incomes. Historically, multi-family and commercial non-performing loans have been attributable to factors such as declines in occupancy rates, employment rates and rental rates.

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

Total savings deposits decreased by $29.9 million and $64.5 million during the second quarter and first six months of 2003, respectively. The decrease in deposits for the second quarter and first six months of 2003 is attributable to a reduction in deposits acquired from national brokerage firms ("brokered deposits") and telemarketing deposits.

Brokered deposits decreased by $45.5 million and $154.8 million during the second quarter and first six months of 2003, respectively. The Bank decreased its use of brokered deposits during the first six months of 2003 due to growth in core deposits and the availability of lower cost FHLB borrowings. Brokered deposits comprised 0.3% and 10% of total deposits at June 30, 2003 and June 30, 2002, respectively. Because the Bank has sufficient capital to be deemed "well-capitalized" under the standards established by the Office of Thrift Supervision, it may solicit brokered funds without special regulatory approval.

Telemarketing deposits decreased by $19.6 million and $36.5 million during the second quarter and first six months of 2003, respectively. These deposits are normally large deposits from pension plans, managed trusts and other financial institutions. These deposit levels fluctuate based on the attractiveness of the Bank's rates compared to returns available to investors on alternative investments. Telemarketing deposits comprised 1% and 2% of total deposits at June 30, 2003 and June 30, 2002, respectively.

Deposits accepted by retail banking offices increased by $35.2 million and $126.8 million during the second quarter and first six months of 2003, respectively. Management attributes the increase to customer demand for safe, liquid investments due to volatility in the equity markets. If the equity markets improve, the Bank may lose substantial amounts of deposits, particularly money market deposits, which have increased to 51% of total retail deposits as of June 30, 2003 from 41% of total retail deposits at June 30, 2002. Retail deposits comprised 99% and 88% of total deposits as of June 30, 2003 and June 30, 2002, respectively.

Total borrowings increased by $67.7 million and $241.5 million during the second quarter and first six months of 2003, respectively, due to a $77.0 million and $257.0 million net increase in borrowings from the FHLB and net payoffs of $9.3 million and $15.5 million in repurchase agreements. Borrowings from the FHLB increased during the second quarter and first six months of 2003 because they were the lowest cost source of funds.

Internal sources of funds include both principal payments and payoffs on loans and mortgage-backed securities, loan sales, and positive cash flows from operations. Principal payments include amortized principal and prepayments that are a function of lending activity and the general level of interest rates.

Loan payoffs and principal reductions were $789.4 million during the first six months of 2003 compared to $778.6 million during the first six months of 2002. The high volume of payoffs persisted during 2003 as borrowers continue to refinance existing loans into new loans at lower rates.

Loan sales were $21.6 million and $62.1 million for the second quarter and first six months of 2003, respectively. This compares with sales of $16.0 million and $34.2 million for the second quarter and first six months of 2002, respectively. Loan sale activity varies based upon borrower demand for 15-year and 30-year fixed rate loans, which the Bank only originates for sale in the secondary market. The Bank also originates residential hybrid loans for sell from time to time. Due to the availability of 15-year and 30-year loans at historically low rates during the second quarter and first six months of 2003, loans originated for sale increased.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See "Management's and Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management" on page 10 hereof for Quantitative and Qualitative Disclosures About Market Risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under SEC rules, the Company is required to maintain disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. As of the end of the period covered by this report, the Company has carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures. The Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, supervised and participated in the evaluation. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the evaluation date.

Changes in Internal Controls

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                           PART II - OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Securities Holders

     On April 23, 2003 the Company held its Annual Meeting of Stockholders for the purpose of voting on three proposals. The following are matters voted on at the meeting and the votes cast for, against or withheld, and abstentions as to each such matter. There were no broker non-votes as to these matters.

1) Election of Directors.
                                                    For             Withhold

            Christopher M. Harding                14,150,894          219,343
            Steven L. Soboroff                    14,196,601          173,626

2) Ratification of KPMG, LLP as independent public auditors for the Company for 2003.

                  For                                    14,087,848
                  Against                                   275,038
                  Abstain                                     7,351

3) To approve an amendment to the FirstFed Financial Corp. 1994 Stock Options and Stock Appreciation Rights Plan (the "Employee Stock Plan") to extend the term of the Employee Stock Plan and eliminate the ability to reprice shares granted under the Employee Stock Plan.

                  For                                     10,684,626
                  Against                                  1,191,543
                  Abstain                                     42,085
                  Non-vote                                 2,451,983

Item 6.   Exhibits and Reports on Form-8K

(a)          Exhibits

(3.1)    Restated  Certificate  of  Incorporation  filed as Exhibit  3.1 to Form
          10-K for the fiscal year ended December 31, 1999 and incorporated by reference.
(3.2)    Bylaws filed as Exhibit 3.2 to Form 10-Q dated August 14, 2003 and incorporated by reference.
(4.1)    Amended and Restated Rights Agreement  dated as of September 25, 1998, filed as Exhibit 4.1 to Form 8-A/A, dated September 25, 1998 and incorporated by reference.
(10.1)   Deferred  Compensation  Plan filed as Exhibit 10.3 to Form 10-K for the fiscal year ended December 31, 1983 and incorporated by reference.
(10.2)   Supplemental Executive Retirement Plan dated January 16, 1986 filed as
          Exhibit 10.5 to Form 10-K for the fiscal year ended December 31, 1992 and incorporated by reference.
(10.3)   Change of Control  Agreement  effective  September 26, 1996 filed as
          Exhibit 10.4 to Form 10-Q for the Quarter ended September 30, 1996 and Amendment filed as Exhibit 10.3 10.4 for change of control to
          Form 10-Q for the Quarter ended March 31, 2001 and incorporated by reference.
(10.4)   1997 Non-employee Directors Stock Incentive Plan filed as Exhibit 1 to
          Form S-8 dated August 12, 1997 and Amendment filed as Exhibit 10.5 to Form 10-Q for the Quarter ended March 31, 2001, and incorporated by reference.
(21) Registrant's sole subsidiary is First Federal Bank of California, a federal savings bank.
(31.1)   Certification of Chief Executive Officer pursuant to Section 302 of the
          Sarbanes-Oxley Act of 2002.
(31.2)   Certification of Chief Financial Officer pursuant to Section 302 of the
          Sarbanes-Oxley Act of 2002.
(32) Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

The Company filed current reports on Form 8-K during the quarter ended June 30, 2003 on the following dates: April 23, 2003, April 25, 2003, May 23, 2003, and June 23, 2003. These reports are related to the release of certain other Company financial data.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     FIRSTFED FINANCIAL CORP.
                                     Registrant



Date:   August 14, 2003           By:  /s/ Douglas J. Goddard
                                       ----------------------
                                           Douglas J. Goddard
                                           Chief Financial Officer and
                                           Executive Vice President

                                   EXHIBIT 3.2

EXHIBIT 3.2
                                     BYLAWS
                                    ARTICLE I
                                     Offices

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

SECTION 5. List of Stockholders. The officer who has charge of the stock ledger of the Corporation shall prepare and make, at least ten days before each meeting of stockholders, a complete list of the stockholders entitled to vote at the meeting, arranged in alphabetical order, showing the address of and the number of shares registered in the name of each stockholder. Such list shall be open to the examination of any stockholder, for any purpose germane to the meeting, during ordinary business hours, for a period of at least ten days prior to the meeting, either at a place within the city, town or village where the meeting is to be held, which place shall be specified in the notice of meeting, or, if not specified, at the place where the meeting is to be held. The list shall be produced and kept at the time and place of the meeting during the whole time thereof, and may be inspected by any stockholder who is present.

SECTION 8. Quorum, Adjournments. The holders of a majority of the voting power of the issued and outstanding stock of the Corporation entitled to vote thereat, present in person or represented by proxy, shall constitute a quorum for the transaction of business at all meetings of stockholders, except as otherwise provided by statute or by the Certificate of Incorporation. If, however, such quorum shall not be present or represented by proxy at any meeting of stockholders, the stockholders entitled to vote thereat, present in person or represented by proxy, shall have the power to adjourn the meeting from time to time, without notice other than announcement at the meeting, until a quorum shall be present or represented by proxy. At such adjourned meeting at which a quorum shall be present or represented by proxy, any business may be transacted which might have been transacted at the meeting as originally called. If the adjournment is for more than thirty days, or if after adjournment a new record date is set, a notice of the adjourned meeting shall be given to each stockholder of record entitled to vote at the meeting.

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

SECTION 9. Voting. Except as otherwise provided by statute, the Certificate of Incorporation or any resolution of the Board of Directors establishing any class or series of Preferred Stock, each stockholder of the Corporation shall be entitled at each meeting of stockholders to one vote for each share of capital stock of the Corporation standing in such person's name on the record of stockholders of the Corporation

     (a) on the date fixed pursuant to the provisions of Section 7 of Article V of these Bylaws as the record date for the determination of the stockholders who shall be entitled to notice of and to vote at such meeting; or

      (b) if no such record date shall have been so fixed, then at the close of business on the day next preceding the day on which notice thereof shall be given, or, if notice is waived, at the close of business on the date next preceding the day on which the meeting is held.

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

                                  EXHIBIT 31.1


EXHIBIT 31.1



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


(4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

         (i) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


         (ii) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and


         (iii) Disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred in the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect the registrant's internal control over financial reporting; and


(5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons fulfilling the equivalent function):


          (i) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and


          (ii) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting


Dated this 14th day of August 2003.


                           By: /s/ Babette E. Heimbuch
                                   Babette E. Heimbuch
                                   Chief Executive Officer

                                  EXHIBIT 31.2

EXHIBIT 31.2


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

(4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

         (i) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (ii) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         (iii) Disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred in the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect the registrant's internal control over financial reporting; and

(5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons fulfilling the equivalent function):

          (i) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

          (ii) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting


Dated this 14th day of August 2003.


                             By: /s/ Douglas Goddard
                                     Douglas Goddard
                                     Chief Financial Officer

                                   EXHIBIT 32

EXHIBIT 32


                           CEO AND CFO CERTIFICATIONS

The undersigned, as Chief Executive Officer and Chief Financial Officer, respectively, hereby certify, to the best of her/his knowledge and belief, that:

         (1) the Form 10-Q of FirstFed Financial Corp. (the "Company") for the quarterly period ended June 30, 2003 (the "Report ") accompanying this certification fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

         (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company for such period.

This certification is made solely for purposes of complying with the provisions of Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

                                            FIRSTFED FINANCIAL CORP.
                                            Registrant


Date:   August 14, 2003
                                            By: /s/ Babette E. Heimbuch
                                                    Babette E. Heimbuch
                                                    Chief Executive Officer


                                            By: /s/ Douglas J. Goddard
                                                    Douglas J. Goddard
                                                    Chief Financial Officer and
                                                    Executive Vice President