Form 10-Q
period 2003-09-30
FIRSTFED FINANCIAL CORP
filed 2003-11-12
CIK 810536

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes |X| No |_|
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
                                 Yes |X| No |_|
As of October 29, 2003, 17,012,817 shares of the Registrant's $.01 par value common stock were outstanding.

================================================================================

                            FirstFed Financial Corp.
                                      Index


                                                                                                            Page
Part I.           Financial Information

                  Item 1.    Financial Statements

                             Consolidated  Statements of Financial Condition as of September 30, 2003,         3
                             December 31, 2002 and September 30, 2002

                             Consolidated  Statements of Operations and Comprehensive Earnings for the         4
                             three and nine months ended September 30, 2003 and 2002

                             Consolidated   Statements  of  Cash  Flows  for  the  nine  months  ended         5
                             September 30, 2003 and 2002

                             Notes to Consolidated Financial Statements                                        6

                  Item 2.    Management's  Discussion and Analysis of Financial  Condition and Results         8
                             of Operations

                  Item 3.    Quantitative and Qualitative Disclosures About Market Risk                       18

                  Item 4.    Controls and Procedures                                                          18

Part II.          Other Information (omitted items are inapplicable)

                  Item 6.    Exhibits and Reports on Form 8-K                                                 19

Signatures                                                                                                    19

Exhibits

                             31.1 Certification of Chief Executive Officer pursuant to Section 302 of         21
                                   the Sarbanes-Oxley Act of 2002
                                                                                                              22
                             31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                             32   Certification of Chief Executive Officer and Chief Financial                23
                                  Officer pursuant to 18 USC Section 1350, as adopted pursuant to
                                  Section 906 of the Sarbanes-Oxley Act of 2002

                          PART I - FINANCIAL STATEMENTS
Item 1. Financial Statements

                     FirstFed Financial Corp. and Subsidiary
                 Consolidated Statements of Financial Condition
                        (In thousands, except share data)
                                   (Unaudited)

                                                               September 30,           December 31,          September 30,
                                                                   2003                    2002                  2002
                                                             -----------------      ----------------      ------------------
ASSETS
Cash and cash equivalents                                $            62,144    $           45,199    $             43,122
Investment securities, available-for-sale (at fair
  value)                                                              63,559               103,055                 109,858
Mortgage-backed securities, available-for-sale (at
  fair value)                                                        151,130               200,585                 218,424
Loans receivable, held-for-sale (fair value of
  $1,517, $2,300 and $2,861)                                           1,515                 2,293                   2,848
Loans receivable, net                                              4,106,131             3,766,942               3,804,495
Accrued interest and dividends receivable                             17,205                17,752                  18,567
Real estate, net                                                          --                   347                     506
Office properties and equipment, net                                  10,418                10,342                  10,461
Investment in Federal Home Loan Bank (FHLB) stock, at
  cost                                                                80,243                78,728                  79,666
Other assets                                                          32,782                28,486                  29,335
                                                             -----------------      ----------------      ------------------
                                                         $         4,525,127    $        4,253,729    $          4,317,282
                                                             =================      ================      ==================
LIABILITIES
Deposits                                                 $         2,504,692    $        2,527,026    $          2,508,768
FHLB advances                                                      1,429,000             1,167,000               1,247,000
Securities sold under agreements to repurchase                       129,220               155,273                 166,567
Accrued expenses and other liabilities                                41,917                32,789                  36,163
                                                             -----------------      ----------------      ------------------
                                                                   4,104,829             3,882,088               3,958,498
                                                             -----------------      ----------------      ------------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, par value $.01 per share;
  Authorized 100,000,000 shares; issued
  23,509,436, 23,395,202 and 23,390,742 shares;
  outstanding 17,044,740,
  16,931,306 and 17,046,446 shares                                       235                   234                     234
Additional paid-in capital                                            37,113                35,680                  34,797
Retained earnings - substantially restricted                         468,198               418,885                 404,594
Unreleased shares to employee stock
  ownership plan                                                        (560)                 (597)                 (1,748)
Treasury stock, at cost, 6,497,696 shares,
  6,463,896 and 6,344,296 shares                                     (85,727)              (84,762)                (81,684)
Accumulated other comprehensive earnings, net of taxes                 1,039                 2,201                   2,591
                                                             -----------------      ----------------      ------------------
                                                                     420,298               371,641                 358,784
                                                             -----------------      ----------------      ------------------
                                                         $         4,525,127    $        4,253,729    $          4,317,282
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

                     FirstFed Financial Corp. and Subsidiary
        Consolidated Statements of Operations and Comprehensive Earnings
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                             Three months ended                       Nine months ended
                                                                September 30,                            September 30,
                                                    -------------------------------------    ------------------------------------
                                                          2003                 2002                2003                2002
                                                    ----------------     ----------------    ---------------     ----------------
Interest income:
     Interest on loans                          $            55,774  $            59,941  $         169,725   $          185,605
     Interest on mortgage-backed securities                   1,221                2,026              4,277                7,263
     Interest and dividends on investments                    1,349                2,774              4,593                8,573
                                                    ----------------     ----------------    ---------------     ----------------
        Total interest income                                58,344               64,741            178,595              201,441
                                                    ----------------     ----------------    ---------------     ----------------
Interest expense:
     Interest on deposits                                     9,179               14,645             30,433               47,642
     Interest on borrowings                                  12,635               16,667             37,055               53,401
                                                    ----------------     ----------------    ---------------     ----------------
        Total interest expense                               21,814               31,312             67,488              101,043
                                                    ----------------     ----------------    ---------------     ----------------

Net interest income                                          36,530               33,429            111,107              100,398
Provision for loan losses                                        --                   --                 --                   --
                                                    ----------------     ----------------    ---------------     ----------------
Net interest income after provision for loan
  losses                                                     36,530               33,429            111,107              100,398
                                                    ----------------     ----------------    ---------------     ----------------

Non-interest income:
     Loan servicing and other fees                            2,492                1,172              5,613                3,062
     Retail office fees                                       1,366                1,173              3,663                3,348
     Gain on sale of loans                                    1,689                6,195              2,382                6,564
     Real estate operations, net                                (49)                 (60)               315                  133
     Other operating income                                      92                  231                358                  797
                                                    ----------------     ----------------    ---------------     ----------------
        Total non-interest income                             5,590                8,711             12,331               13,904
                                                    ----------------     ----------------    ---------------     ----------------
Non-interest expense:
     Salaries and employee benefits                           7,997                8,008             25,026               24,475
     Occupancy                                                2,087                2,249              6,057                6,399
     Amortization of core deposit intangible                    499                  499              1,495                1,464
     Other expense                                            2,939                3,351              8,489               11,313
                                                    ----------------     ----------------    ---------------     ----------------
        Total non-interest expense                           13,522               14,107             41,067               43,651
                                                    ----------------     ----------------    ---------------     ----------------
Earnings before income taxes                                 28,598               28,033             82,371               70,651
Income tax provision                                         10,395               11,807             33,057               29,770
                                                    ----------------     ----------------    ---------------     ----------------
Net earnings                                    $            18,203  $            16,226  $          49,314   $           40,881
                                                    ================     ================    ===============     ================
Other comprehensive loss, net of taxes                         (817)                (145)            (1,162)                (400)
                                                    ----------------     ----------------    ---------------     ----------------
Comprehensive earnings                          $            17,386  $            16,081  $          48,152   $           40,481
                                                    ================     ================    ===============     ================
Earnings per share:
     Basic                                      $              1.07  $              0.94  $            2.91   $             2.37
                                                    ================     ================    ===============     ================
     Diluted                                    $              1.04  $              0.92  $            2.84   $             2.32
                                                    ================     ================    ===============     ================
Weighted average shares outstanding:
     Basic                                               16,994,566           17,257,643         16,967,043           17,258,970
                                                    ================     ================    ===============     ================
     Diluted                                             17,432,285           17,555,150         17,359,014           17,602,324
                                                    ================     ================    ===============     ================


                           See accompanying notes to consolidated financial statements.

                     FirstFed Financial Corp. and Subsidiary
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                                 Nine months ended September 30,
                                                                            -------------------------------------------
                                                                                    2003                    2002
                                                                            --------------------     ------------------
     CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings                                                       $               49,314   $               40,881
     Adjustments to reconcile net earnings to
     net cash provided by operating activities:
       Net change in loans held-for-sale                                                   778                    2,398
       Depreciation                                                                      1,040                    1,222
       Valuation adjustments on real estate sold                                           (35)                    (204)
       Amortization of fees and premiums/discounts                                       1,114                    2,658
       Decrease in servicing asset                                                         180                      180
       Change in taxes payable                                                          11,231                    1,270
       Decrease in interest and dividends receivable                                       547                    3,509
       Decrease in interest payable                                                     (3,238)                  (5,891)
       Amortization of core deposit intangible asset                                     1,495                    1,464
       Increase in other assets                                                        (11,916)                  (9,099)
       Increase (decrease) in accrued expenses and
         other liabilities                                                               1,135                   (5,140)
                                                                            --------------------     --------------------
         Total adjustments                                                               2,331                   (7,633)
                                                                            --------------------     --------------------
         Net cash provided by operating activities                                      51,645                   33,248
                                                                            --------------------     --------------------

     CASH FLOWS FROM INVESTING ACTIVITIES:
       Loans made to customers and principal
         collections on loans                                                         (329,077)                 194,996
       Loans purchased                                                                     (77)                      --
       Net change in unearned loan fees                                                 (8,108)                  (3,249)
       Proceeds from sales of real estate owned                                            716                    2,746
       Proceeds from maturities and principal payments
         of investment securities, available-for-sale                                  124,149                   61,458
       Purchase of investment securities,
         available-for-sale                                                            (86,240)                 (61,241)
       Principal reductions on mortgage-backed securities,
         available-for-sale                                                             48,566                   65,147
       Purchases of FHLB stock                                                          (3,347)                      --
       Redemptions of FHLB stock                                                         4,600                   15,573
                                                                            --------------------     --------------------
         Net cash (used by) provided by investing activities                          (248,818)                 275,430
                                                                            --------------------     --------------------
     CASH FLOWS FROM FINANCING ACTIVITIES:
       Net decrease in deposits                                                        (22,334)                 (37,879)
       Net increase (decrease) in short term borrowings                                130,947                 (544,473)
       Increase in long term borrowings                                                105,000                  150,000
       Purchases of treasury stock                                                        (965)                  (5,754)
       Other                                                                             1,470                   (1,621)
                                                                            --------------------     --------------------
         Net cash provided by (used by) financing activities                           214,118                 (439,727)
                                                                            --------------------     --------------------
       Net increase (decrease) in cash and cash equivalents                             16,945                 (131,049)
       Cash and cash equivalents at beginning of period                                 45,199                  174,171
                                                                            --------------------     --------------------
       Cash and cash equivalents at end of period                       $               62,144   $               43,122
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

                                                        Three Months Ended September 30,        Nine Months Ended September 30,
                                                      ------------------------------------    ----------------------------------
                                                            2003                2002                2003               2002
                                                      ----------------    ----------------    ---------------    ---------------
                                                                         (In thousands, except per share data)
  Net income as reported...........................$          18,203   $           16,226  $          49,314  $        40,881
    Deduction: total stock-based compensation
    expense determined under fair-value-based
    method for all awards, net of tax..............             (100)                (100)              (439)            (569)
                                                      ----------------    ----------------    ---------------    ---------------
    Pro forma net income...........................$          18,103   $           16,126  $          48,875  $        40,312
                                                      ================    ================    ===============    ===============
  Earnings per share:
  Basic:
    As reported....................................$              1.07 $            0.94   $           2.91   $           2.37
    Pro forma......................................$              1.07 $            0.93   $           2.88   $           2.34

  Diluted:
    As reported....................................$              1.04 $            0.92   $           2.84   $           2.32
    Pro forma......................................$              1.04 $            0.92   $           2.82   $           2.30



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

 5. Recent Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities ("VIE's"). The recognition and measurement provisions of this Interpretation are effective for newly created VIEs formed after January 31, 2003. On October 9, 2003, the FASB issued FIN 46-6 which delayed the recognition and measurement provisions of FIN 46 for existing VIEs to the first interim or annual reporting period ending after December 15, 2003. The Company adopted the disclosure provisions of FIN 46 effective December 31, 2002. The Company adopted the recognition and measurement provisions of FIN 46 for newly formed VIEs effective February 1, 2003, which did not have a material effect on the Company's financial statements. The Company intends to adopt the recognition and measurement provisions of FIN 46 for existing VIEs on December 31, 2003. The Company does not expect that the adoption of FIN 46 will have a material effect on the Company's financial statements as the Company has no variable interest entities.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS 149). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS
133. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. This Statement is generally effective for contracts entered into or modified after September 30, 2003 and is not expected to have a material impact on the Company's financial statements as the Company has no material derivative contracts.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity " (SFAS 150). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is generally effective at the beginning of the first interim period beginning after September 15, 2003 and is not expected to have a material impact on the Company's financial statements.

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

Financial Condition

At September 30, 2003, FirstFed Financial Corp. ("Company"), holding company for First Federal Bank of California and its subsidiaries ("Bank"), had consolidated stockholders' equity of $420.3 million compared to $371.6 million at December 31, 2002 and $358.8 million at September 30, 2002. Consolidated total assets at September 30, 2003 were $4.5 billion compared to $4.3 billion at December 31, 2002 and $4.3 billion at September 30, 2002. The increase in total assets from December 31, 2002 to September 30, 2003 is primarily attributable to growth in the loan portfolio. The loan portfolio increased to $4.1 billion at September 30, 2003 from $3.8 billion at December 31, 2002 due to loan originations, which increased to $1.6 billion during the first nine months of 2003 as compared to $871.1 million during the first nine months of 2002. Loan payoffs and principal reductions were $1.3 billion during the first nine months of 2003 compared to $1.1 billion during the first nine months of 2002.

The Bank's financial results are primarily influenced by the interest rate environment and Southern California real estate market. Southern California real estate sales prices and sales volume have continued at record high levels during 2003 as a result of historically low interest rates. According to the UCLA Forecast for California, September 2003 Report ("Forecast"), "The forecast for mortgage rates is that they will actually remain flat or may even fall slightly over the next two quarters as a result of continued economic doldrums. As a result, price appreciation is expected to continue its upward advance through the end of this year. However, over the next two years it is expected that appreciation will slow dramatically." An increase in interest rates would negatively affect real estate prices and the Bank's interest rate spreads. See "Asset-Liability Management" for additional information.

The following table summarizes loan originations and purchases by property type for the periods indicated:

                                                 Nine months ended
                                                   September 30,
                                               2003             2002
                                           --------------  ---------------
                                                   (In thousands)
    Single family                          $   1,201,451   $      444,766
    Multi-family and commercial                  377,146          399,990
    Other (1)                                     37,127           26,303
                                             ------------    -------------
      Total                                $   1,615,724   $      871,059
                                             ============    =============

    (1) Includes consumer loans and commercial business loans.

At September 30, 2003, 75.5% of the Bank's loan portfolio was comprised of adjustable rate products. Loans that adjust monthly based on the FHLB Eleventh District Cost of Funds Index ("COFI") comprised 43.5% of the loan portfolio. Loans that adjust monthly based on the 12-month average U.S. Treasury Security rate ("12MAT") comprised 17.8% of the loan portfolio. Loans that adjust monthly based on the Three-Month Certificate of Deposit Index ("CODI") comprised 10.7% of the loan portfolio. Loans that adjust monthly based on the prime rate comprised 1.7% of the loan portfolio. Loans that adjust monthly based on the London Inter-Bank Offering Rate ("LIBOR") and other loans comprised 1.8% of the loan portfolio.

The following table summarizes loan originations and purchases by loan type for the periods indicated:

                                                 Nine months ended
                                                    September 30,
                                                 2003           2002
                                           --------------- --------------
                                                    (In thousands)
Fixed                                      $       61,363  $      49,264
Hybrid (1)                                        398,065        289,609

Adjustable:
  12MAT                                           517,334        143,577
  CODI                                            472,794             --
  COFI                                            129,041        342,269
  LIBOR                                                --         20,037
  Prime                                            37,127         26,303
                                             -------------   ------------
    Total                                  $    1,615,724  $     871,059
                                             =============   ============

(1) These loan types are adjustable rate loans with initial fixed interest rate periods ranging from 3 to 7 years.


The Bank's non-performing assets to total assets ratio was 0.12% as of September 30, 2003, compared to 0.17% as of December 31, 2002 and 0.11% as of September 30, 2002. (See "Non-performing Assets" for further discussion.)

The Bank recorded no loan charge-offs or recoveries for the third quarter of 2003 and had net loan recoveries of $25 thousand during the first nine months of 2003. For the comparable periods last year, the Company recorded net loan charge-offs of $271 thousand and net loan recoveries of $900 thousand during the third quarter and first nine months of 2002, respectively. Allowances for loan losses (including general valuation allowances and valuation allowances for impaired loans) totaled $75.7 million or 1.81% of gross loans at September 30, 2003. This compares with $75.7 million or 1.96% at December 31, 2002 and $75.7 million or 1.94% at September 30, 2002.

The following table shows the components of the Bank's portfolio of loans (including loans held for sale) and mortgage-backed securities by collateral type as of the dates indicated:

                                                               September 30,         December 31,         September 30,
                                                                    2003                 2002                 2002
                                                             -----------------     ----------------    ------------------
                                                                                (In thousands)
     REAL ESTATE LOANS
      First trust deed residential loans:
        One-to-four units                                $           2,134,608 $          1,723,690 $           1,770,416
        Five or more units                                           1,585,646            1,646,430             1,655,642
                                                             -----------------     ----------------    ------------------
           Residential loans                                         3,720,254            3,370,120             3,426,058

    OTHER REAL ESTATE LOANS
        Commercial and industrial                                      382,531              419,273               401,800
        Second trust deeds                                               6,342                5,965                 8,396
        Other                                                            7,263                7,130                11,276
                                                             -----------------     ----------------    ------------------
           Real estate loans                                         4,116,390            3,802,488             3,847,530

    NON-REAL ESTATE LOANS
        Deposit accounts                                                   616                1,185                 1,182
        Commercial business loans                                       26,914               19,582                16,255
        Consumer                                                        45,772               35,395                32,208
                                                             -----------------     ----------------    ------------------
           Loans receivable                                          4,189,692            3,858,650             3,897,175

    LESS:
        General valuation allowances - loan
           portfolio                                                    75,248               75,223                73,515
        Valuation allowances - impaired loans                              496                  496                 2,154
        Unearned loan fees                                               6,302               13,696                14,163
                                                             -----------------     ----------------    ------------------
           Net loans receivable                                      4,107,646            3,769,235             3,807,343

    FHLMC AND FNMA MORTGAGE-BACKED
      SECURITIES (at fair value):
        Secured by single family dwellings                             143,850              192,395               209,975
        Secured by multi-family dwellings                                7,280                8,190                 8,449
                                                             -----------------     ----------------    ------------------
Mortgage-backed securities                                             151,130              200,585               218,424
                                                             -----------------     ----------------    ------------------
                TOTAL                                    $           4,258,776 $          3,969,820 $           4,025,767
                                                             =================     ================    ==================

The mortgage-backed securities portfolio, classified as available-for-sale, was recorded at fair value as of September 30, 2003. An unrealized gain of $1.1 million, net of taxes, was recorded in stockholders' equity as of September 30, 2003. This compares to net unrealized gains of $1.6 million as of December 31, 2002 and $1.6 million as of September 30, 2002.

The investment securities portfolio, classified as available-for-sale, was recorded at fair value as of September 30, 2003. An unrealized loss of $37 thousand, net of taxes, was reflected in stockholders' equity as of September 30, 2003. This compares to net unrealized gains of $611 thousand as of December 31, 2002 and $1.0 million as of September 30, 2002.

Asset/Liability Management

Market risk is the risk of loss from adverse changes in market prices and interest rates. The Bank's market risk arises primarily from the interest rate risk inherent in its lending and liability funding activities.

The Bank's net interest income typically improves during periods of decreasing interest rates because there is a three-month time lag before changes in COFI, and a two-month time lag before changes in 12MAT, LIBOR and CODI, can be implemented with respect to the Bank's adjustable rate loans. Therefore, during periods immediately following interest rate decreases, the Bank's cost of funds tends to decrease faster than the yield earned on its adjustable rate loan portfolio. The reverse is true during periods immediately following interest rate increases. The composition of the Bank's financial instruments that are subject to market risk has not changed materially since December 31, 2002.

The one year GAP (the difference between rate-sensitive assets and liabilities repricing within one year or less) was a positive $606.1 million or 13.4% of total assets at September 30, 2003. In comparison, the one year GAP was a positive $260.7 million or 6.1% of total assets at December 31, 2002. The increase in GAP at September 30, 2003 is attributable to an increase in the balance of loans receivable repricing within one-year compared to December 31, 2002.

Capital

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and percentages of total capital to assets. The Bank meets the standards necessary to be deemed well capitalized under the applicable regulatory requirements. The following table summarizes the Bank's actual capital and required capital as of September 30, 2003:

                                                       Tangible         Core Capital        Risk-based
                                                        Capital                               Capital
                                                     --------------     --------------    ----------------
                                                                    (Dollars in thousands)
      Actual Capital:
          Amount                                  $      392,782    $       392,782    $       427,618
          Ratio                                             8.70%              8.70%             15.57%
      Minimum required capital:
          Amount                                  $       67,743    $       180,649    $       219,719
          Ratio                                             1.50%              4.00%              8.00%
      Well capitalized required capital:
          Amount                                  $           --    $       225,811    $       274,649
          Ratio                                               --%              5.00%             10.00%

During the first nine months of 2003, the Company repurchased 33,800 shares of Company common stock at an average market price of $28.53 per share. During 2002, the Company repurchased 353,000 shares of common stock at an average market price of $25.02 per share. There remain 1,348,677 shares eligible for repurchase under the Company's stock repurchase program as of November 1, 2003.

Loan Loss Allowances

Listed below is a summary of activity in the Bank's general valuation allowance and the valuation allowance for impaired loans during the periods indicated:

                                                                  Nine Months Ended September 30, 2003
                                                          ------------------------------------------------------
                                                              General             Impaired
                                                             Valuation            Valuation
                                                             Allowances          Allowances            Total
                                                          -----------------    ----------------    -------------
                                                                              (In thousands)
            Balance at December 31, 2002               $           75,223   $              496  $       75,719
            Charge-offs:
               Single family                                          (52)                  --             (52)
               Multifamily                                             (8)                  --              (8)
               Other - non-real estate                                (32)                  --             (32)
                                                          -----------------    ----------------    -------------
            Total charge-offs                                         (92)                  --             (92)
            Recoveries                                                117                   --             117
                                                          -----------------    ----------------    -------------
            Net recoveries                                             25                   --              25
                                                          -----------------    ----------------    -------------
            Balance at September 30, 2003              $           75,248   $              496  $       75,744
                                                          =================    ================    =============


                                                                  Nine Months Ended September 30, 2002
                                                          ------------------------------------------------------
                                                              General             Impaired
                                                             Valuation            Valuation
                                                             Allowances          Allowances           Total
                                                          -----------------    ----------------    -------------
                                                                              (In thousands)

            Balance at December 31, 2001               $           72,919   $            1,850  $       74,769
            Transfers                                                (304)                 304              --
            Charge-offs:
               Single family                                         (374)                  --            (374)
               Other - non-real estate                               (195)                  --            (195)
                                                          -----------------    ----------------    -------------
            Total charge-offs                                        (569)                  --            (569)
            Recoveries                                              1,469                   --           1,469
                                                          -----------------    ----------------    -------------
            Net recoveries                                            900                   --             900
                                                          -----------------    ----------------    -------------
            Balance at September 30, 2002              $           73,515   $            2,154  $       75,669
                                                          =================    ================    =============

Management is unable to predict future levels of loan loss provisions. Among other things, loan loss provisions are based on the level of loan charge-offs, foreclosure activity, and the economy in Southern California.

Results of Operations

The Company reported consolidated net earnings of $18.2 million or $1.04 per diluted common share for the third quarter of 2003 compared to net earnings of $16.2 million or $0.92 per diluted common share for the third quarter of 2002. Net earnings for the first nine months of 2003 were $49.3 million or $2.84 per diluted common share compared to $40.9 million or $2.32 per diluted common share for the first nine months of 2002.

A change in California tax law during 2002 eliminated the bad debt reserve method for California tax purposes. At that time, the amount of the Bank's bad debt reserve was under review by the California Franchise Tax Board and the outcome of that review could not be reasonably estimated. The Bank now estimates that the outcome of the review will be favorable and has recorded in the third quarter and first nine months of 2003 a reduction in tax expense of approximately $1.6 million, or $0.09 per diluted share, net of federal income tax expense.

Net earnings for the third quarter and first nine months of 2003 also include a $1.5 million gain resulting from a revised estimate of the Bank's repurchase liability for loans sold with recourse. The Bank revised its estimate of the repurchase liability because its portfolio of loans sold with recourse has been experiencing greater payoffs and better credit performance than previously estimated. After tax, quarterly and year-to-date earnings were increased by $870 thousand or $0.05 per diluted common share during 2003 due to this item.

Net Interest Income

Net interest income increased to $36.5 million and $111.1 million, respectively, during the third quarter and first nine months of 2003 compared to $33.4 million and $100.4 million, respectively, during the same periods last year. Net interest income increased primarily as a result of an increase in the interest rate spreads over the comparable periods of last year.

The interest rate spread increased to 3.17% and 3.26%, respectively, during the third quarter and first nine months of 2003 from 2.95% and 2.83%, respectively, during the same periods last year as the cost of interest-bearing liabilities re-priced at lower rates more quickly than the yield on interest-earning assets during the period.

The following tables sets forth: (i) the average daily dollar amounts of and average yields earned on loans, mortgage-backed securities and investment securities, (ii) the average daily dollar amounts of and average rates paid on savings and borrowings, (iii) the average daily dollar differences, (iv) the interest rate spreads, and (v) the effective net spreads for the periods indicated:

                                                                               During the Nine Months Ended
                                                                                       September 30,
                                                                          --------------------------------------
                                                                                2003                 2002
                                                                          ---------------     ------------------
                                                                                  (Dollars in thousands)
     Average loans and mortgage-backed securities                      $      4,137,904   $          4,135,266
     Average investment securities                                              123,176                180,418
                                                                          ---------------     ------------------
     Average interest-earning assets                                          4,261,080              4,315,684
                                                                          ---------------     ------------------
     Average savings deposits                                                 2,502,758              2,520,321
     Average borrowings                                                       1,500,810              1,574,076
                                                                          ---------------     ------------------
     Average interest-bearing liabilities                                     4,003,568              4,094,397
                                                                          ---------------     ------------------
     Excess of interest-earning assets over
         Interest-bearing liabilities                                  $        257,512   $            221,287
                                                                          ===============     ==================

     Yields earned on average interest-earning assets                              5.51%                  6.11%
     Rates paid on average interest-bearing liabilities                            2.25                   3.28
     Net interest rate spread                                                      3.26                   2.83
     Effective net spread (1)                                                      3.40                   3.00

     Total interest income                                             $        176,089   $            197,766
     Total interest expense                                                      67,560                100,722
                                                                          ---------------     ------------------
                                                                                108,529                 97,044
     Total other items (2)                                                        2,578                  3,354
                                                                          ---------------     ------------------
     Net interest income                                               $        111,107   $            100,398
                                                                          ===============     ==================

(1) The effective net spread is a fraction, the denominator of which is the average dollar amount of interest-earning assets, and the numerator of which is net interest income (excluding stock dividends and miscellaneous interest income).

(2) Includes Federal Home Loan Bank Stock dividends, accrued interest on tax assessments and other miscellaneous items.

                                                                               During the Three Months Ended
                                                                                       September 30,
                                                                          --------------------------------------
                                                                                2003                 2002
                                                                          ---------------     ------------------
                                                                                  (Dollars in thousands)
     Average loans and mortgage-backed securities                      $      4,229,335   $          4,067,612
     Average investment securities                                              124,522                152,573
                                                                          ---------------     ------------------
     Average interest-earning assets                                          4,353,857              4,220,185
                                                                          ---------------     ------------------
     Average savings deposits                                                 2,489,811              2,521,587
     Average borrowings                                                       1,586,806              1,461,129
                                                                          ---------------     ------------------
     Average interest-bearing liabilities                                     4,076,617              3,982,716
                                                                          ---------------     ------------------
     Excess of interest-earning assets over
         interest-bearing liabilities                                  $        277,240   $            237,469
                                                                          ===============     ==================

     Yields earned on average interest-earning assets                              5.28%                  6.03%
     Rates paid on average interest-bearing liabilities                            2.11                   3.08
     Net interest rate spread                                                      3.17                   2.95
     Effective net spread (1)                                                      3.31                   3.12

     Total interest income                                             $         57,501   $             63,619
     Total interest expense                                                      21,473                 30,667
                                                                          ---------------     ------------------
                                                                                 36,028                 32,952
     Total other items (2)                                                          502                    477
                                                                          ---------------     ------------------
     Net interest income                                               $         36,530   $             33,429
                                                                          ===============     ==================

(1) The effective net spread is a fraction, the denominator of which is the average dollar amount of interest-earning assets, and the numerator of which is net interest income (excluding stock dividends and miscellaneous interest income).
(2) Includes Federal Home Loan Bank Stock dividends, accrued interest on tax assessments and other miscellaneous items.

Non-Interest Income and Expense

Loan servicing and other fees were $2.5 million and $5.6 million, respectively, for the third quarter and first nine months of 2003 compared to $1.2 million and $3.1 million for the same periods of last year. The increase is primarily the result of increased prepayment fees as borrowers paid off loans early to refinance into loans with lower payments.

Gain on sale of loans was $1.7 million and $2.4 million, respectively, for the third quarter and first nine months of 2003 compared to gains of $6.2 million and $6.6 million, respectively for the same periods in 2002. Gain on sale activity during the third quarters of 2003 and 2002 includes $1.5 million and $5.9 million, respectively, as a result of revised estimates of the Bank's repurchase liability for loans sold with recourse. The Bank revised its estimate of the repurchase liability because its portfolio of loans sold with recourse has been experiencing greater payoffs and better credit performance than previously estimated.

Real estate operations resulted in a net loss of $49 thousand and a net gain of $315 thousand, respectively, for the third quarter and first nine months of 2003 compared to a net loss of $60 thousand and a net gain of $133 thousand, respectively, for the same periods in 2002. Real estate operations for the nine months ended September 2003 include the reversal of $200 thousand in general valuation allowance, as there was no real estate owned as of September 30, 2003. Real estate operations normally include gains and losses on the sale of foreclosed properties as well as rental income, legal costs and operating expense during the holding period.

Non-interest expense decreased to $13.5 million and $41.1 million, respectively, for the third quarter and first nine months of 2003 from $14.1 million and $43.7 million, respectively, from the third quarter and first nine months of 2002. The decrease in non-interest expense during the third quarter and first nine months of 2003 resulted from reductions in legal and advertising expenses. Advertising expenses have been delayed due to the development of new marketing programs.

Due to the reductions in non-interest expense, the ratio of non-interest expense to average assets decreased to 1.20% and 1.24%, respectively, for the third quarter and first nine months of 2003 compared to 1.26% and 1.27%, respectively, during the same periods in 2002.

Non-accrual, Past Due, Modified and Restructured Loans

The Bank accrues interest earned but uncollected for every loan without regard to its contractual delinquency status and establishes a specific interest allowance for each loan which becomes 90 days or more past due or in foreclosure. Loans requiring delinquent interest allowances (non-accrual loans) totaled $5.2 million at September 30, 2003 compared to $6.7 million at December 31, 2002 and $4.5 million at September 30, 2002.

The amount of interest allowance for loans 90 days or more delinquent or in foreclosure was $303 thousand, $373 thousand, and $339 thousand as of September 30, 2003, December 31, 2002, and September 30, 2002, respectively.

Delinquent loans as a percentage of the Bank's total gross loan portfolio for the periods indicated are as follows:

                                                        September 30,        December 31, 2002       September 30,
                                                             2003                                         2002
                                                      -------------------    ------------------    -------------------
                                                                        (Percentage of Gross Loans)
Period of delinquency
1 monthly payment                                                  0.09%                 0.24%                  0.27%
2 monthly payments                                                 0.01%                 0.08%                  0.06%
3 or more monthly payments or in foreclosure                       0.12%                 0.17%                  0.11%

The Bank has debt restructurings that result from temporary modifications of principal and interest payments. Under these arrangements, loan terms are typically reduced to no less than a monthly interest payment required under the note. Any loss of revenues under the modified terms would be immaterial to the Bank. Generally, if the borrower is unable to return to scheduled principal and interest payments at the end of the modification period, foreclosure proceedings are initiated. As of September 30, 2003, the Bank had net modified loans totaling $5.3 million. No modified loans were 90 days or more delinquent as of September 30, 2003.

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

The following is a summary of impaired loans, net of valuation allowances for impairment, as of the periods indicated:

                                              September 30,            December 31,        September 30,
                                                  2003                    2002                 2002
                                           -------------------    ------------------    -------------------
                                                                   (In thousands)
         Non-accrual loans                 $            1,312     $              --     $               --
         Modified loans                                 1,508                 1,567                  5,197
                                           -------------------    ------------------    -------------------
                                           $            2,820     $           1,567     $            5,197
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

All impaired loans were measured using the fair value method as of September 30, 2003, December 31, 2002 and September 30, 2002, respectively.

Impaired loans for which valuation allowances had been established totaled $496 thousand for the quarter ended September 30, 2003, $496 thousand for the quarter ended December 31, 2002 and $3.7 million for the quarter ended September 30, 2002. Impaired loans for which there was no valuation allowance established totaled $2.8 million for the quarter ended September 30, 2003, $1.6 million for the quarter ended December 31, 2002 and $1.6 million for the quarter ended September 30, 2002. See "Results of Operations" for an analysis of activity in the valuation allowance for impaired loans.

Cash payments received from impaired loans are recorded in accordance with the contractual terms of the loan. The principal portion of the payment is used to reduce the principal balance of the loan, whereas the interest portion is recognized as interest income.

The average recorded investment in impaired loans was $2.8 million for the quarter ended September 30, 2003 and $5.3 million for the quarter ended September 30, 2002. The amount of interest income recognized on impaired loans using the cash basis for the quarters ended September 30, 2003 and September 30, 2002 was $18 thousand and $69 thousand, respectively. Interest income recognized under the accrual basis for the quarters ended September 30, 2003 and September 30, 2002 was $18 thousand and $74 thousand, respectively.

Asset Quality

The following table sets forth certain asset quality ratios of the Bank at the periods indicated:

                                                           September 30,          December 31,          September 30,
                                                               2003                   2002                  2002
                                                        -------------------    ------------------    -------------------
Non-Performing Loans to Loans Receivable (1)                         0.12%                 0.17%                  0.11%

Non-Performing Assets to Total Assets (2)                            0.12%                 0.17%                  0.11%

Allowances for Loan Losses to Non-Performing
   Loans (3)                                                        1,447%                1,126%                 1,693%

Allowances for Loan Losses to Gross Loans
   Receivable (4)                                                    1.81%                 1.96%                  1.94%
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

Non-performing Assets

The Bank defines non-performing assets as loans delinquent over 90 days (non-accrual loans), loans in foreclosure and real estate acquired by foreclosure (real estate owned). The following is an analysis of non-performing assets as of the periods indicated:

                                                  September 30,            December 31,             September 30,
                                                      2003                    2002                      2002
                                               --------------------    ------------------    ----------------------
                                                                         (In thousands)
Real estate owned:
    Single family                              $               --      $            519      $                827
Less:
    General valuation allowance                                --                  (200)                     (350)
                                               --------------------    ------------------    ----------------------
        Total real estate owned                $               --      $            319      $                477
                                               --------------------    ------------------    ----------------------
Non-accrual loans:
    Single family                                           5,224                 5,705                     3,306
    Multi-family                                               --                 1,017                       919
    Other                                                      12                    --                       245
                                               --------------------    ------------------    ----------------------
       Total non-accrual loans                              5,236                 6,722                     4,470
                                               --------------------    ------------------    ----------------------
       Total non-performing assets             $            5,236      $          7,041      $              4,947
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

Total savings deposits increased by $42.2 million during the third quarter of 2003 and decreased $22.3 million during the first nine months of 2003. The increase in deposits for the third quarter of 2003 is attributable to growth in core deposits. The decrease in deposits for the first nine months of 2003 is attributable to a reduction in deposits acquired from national brokerage firms ("brokered deposits") and telemarketing deposits.

Brokered deposits decreased by $6.5 million and $161.3 million during the third quarter and first nine months of 2003, respectively. The Bank decreased its use of brokered deposits during the first nine months of 2003 due to growth in core deposits and the availability of lower cost FHLB borrowings. Brokered deposits comprised 0% and 8% of total deposits at September 30, 2003 and September 30, 2002, respectively. Because the Bank has sufficient capital to be deemed "well-capitalized" under the standards established by the Office of Thrift Supervision, it may solicit brokered funds without special regulatory approval.

Telemarketing deposits decreased by $8.5 million and $45.0 million during the third quarter and first nine months of 2003, respectively. These deposits are normally large deposits from pension plans, managed trusts and other financial institutions. These deposit levels fluctuate based on the attractiveness of the Bank's rates compared to returns available to investors on alternative investments. Telemarketing deposits comprised 1% and 2% of total deposits at September 30, 2003 and September 30, 2002, respectively.

Deposits accepted by retail banking offices increased by $57.2 million and $184.0 million during the third quarter and first nine months of 2003, respectively. Management attributes the increase to customer demand for safe, liquid investments due to volatility in the equity markets. If the equity markets improve, the Bank may lose substantial amounts of deposits, particularly money market deposits, which have increased to 54% of total retail deposits as of September 30, 2003 from 44% of total retail deposits at September 30, 2002. Retail deposits comprised 99% and 89% of total deposits as of September 30, 2003 and September 30, 2002, respectively.

Total borrowings decreased by $5.5 million during the third quarter of 2003 and increased by $235.9 million during the first nine months of 2003. The decrease during the third quarter of 2003 is due to a $10.5 million decrease in repurchase agreements and an increase in net borrowings of $5.0 million from the FHLB. The increase during the first nine months of 2003 is due to a $262.0 million net increase in borrowings from the FHLB and net payoffs of $26.1 million in repurchase agreements. Borrowings from the FHLB increased during the third quarter and first nine months of 2003 because they were the lowest cost source of funds.

Internal sources of funds include both principal payments and payoffs on loans and mortgage-backed securities, loan sales, and positive cash flows from operations. Principal payments include amortized principal and prepayments that are a function of lending activity and the general level of interest rates.

Loan payoffs and principal reductions were $1.3 billion during the first nine months of 2003 compared to $1.1 billion during the first nine months of 2002. The high volume of payoffs persisted during 2003 as borrowers continue to refinance existing loans into new loans with lower payments.

Loan sales were $19.1 million and $81.2 million for the third quarter and first nine months of 2003, respectively. This compares with sales of $19.3 million and $53.5 million for the third quarter and first nine months of 2002, respectively. Loan sale activity varies based upon borrower demand for 15-year and 30-year fixed rate loans, which the Bank only originates for sale in the secondary market. The Bank also originates residential hybrid loans for sale from time to time. Due to the availability of 15-year and 30-year loans at historically low rates during the first nine months of 2003, loans originated for sale increased compared to the prior year.

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

Changes  in  Internal Controls.

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

(b) Reports on Form 8-K

The Company filed current reports on Form 8-K during the quarter ended September 30, 2003 on the following dates: July 24, 2003, August 21, 2003, and September 22, 2003. These reports are related to the release of certain other Company financial data.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    FIRSTFED FINANCIAL CORP.
                                    ------------------------
                                    Registrant

Date:   November 10, 2003           By:  /s/ Douglas J. Goddard
                                         ----------------------
                                             Douglas J. Goddard
                                             Chief Financial Officer and
                                             Executive Vice President

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

(4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over the financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15D-15(f) for the registrant and have:

           (i) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

           (ii) Designed such internal control over financial reporting, or caused such disclosure controls and procedures to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals;

           (iii) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

           (iv) Disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred in the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect the registrant's internal control over financial reporting; and

(5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons fulfilling the equivalent function):

           (i) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

           (ii) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting

Dated this 10th day of November 2003.

                                   By: /s/ Babette E. Heimbuch
                                       ----------------------
                                           Babette E. Heimbuch
                                           Chief Executive Officer

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

(4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over the financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15D-15(f) for the registrant and have:

           (i) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

           (ii) Designed such internal control over financial reporting, or caused such disclosure controls and procedures to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals;

           (iii) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

           (iv) Disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred in the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect the registrant's internal control over financial reporting; and

(5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons fulfilling the equivalent function):

           (i) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

         (ii) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting

Dated this 10th day of November 2003.

                              By: /s/ Douglas Goddard
                                  ----------------------
                                      Douglas Goddard
                                      Chief Financial Officer

                                   EXHIBIT 32

EXHIBIT 32


                           CEO AND CFO CERTIFICATIONS

The undersigned, as Chief Executive Officer and Chief Financial Officer, respectively, hereby certify, to the best of her/his knowledge and belief, that:


         (1) the Form 10-Q of FirstFed Financial Corp. (the "Company") for the quarterly period ended September 30, 2003 (the "Report ") accompanying this certification fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

         (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company for such period.

This certification is made solely for purposes of complying with the provisions of Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.


                                    FIRSTFED FINANCIAL CORP.
                                    ------------------------
                                    Registrant

Date:   November 10, 2003
                                    By: /s/ Babette E. Heimbuch
                                        -----------------------
                                            Babette E. Heimbuch
                                            Chief Executive Officer


                                    By:  /s/ Douglas J. Goddard
                                         ----------------------
                                             Douglas J. Goddard
                                             Chief Financial Officer and
                                             Executive Vice President