Form 10-K
period 2003-12-31
FIRSTFED FINANCIAL CORP
filed 2004-03-09
CIK 810536

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

[X]                  ANNUAL REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 2003
                                       OR
[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Transition Period from   N/A   to
                                               --------   --------

                         Commission File Number: 1-9566
                            FirstFed Financial Corp.
             (Exact name of registrant as specified in its charter)

        Delaware                                  95-4087449
(State or other jurisdiction of     (I. R. S. Employer Identification No.)
incorporation or organization)

       401 Wilshire Boulevard
      Santa Monica, California                         90401-1490
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

                               Yes   X    No
                                  ------    ------

The approximate aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2003 was $545,323,000, based on the closing sales price of the Registrant's common stock on the New York Stock Exchange on such date of $35.29 per share. For purposes of the preceding sentence only, all directors, executive officers and beneficial owners of ten percent or more of the common stock, as well as the Company's Employee Stock Ownership Plan ("ESOP"), are assumed to be affiliates.

The number of shares of Registrant's $0.01 par value common stock outstanding as of February 1, 2004: 17,067,189.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Annual Meeting of Stockholders to be held April 21, 2004 ("Proxy Statement"), (Parts II, III & IV).

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
                                 Yes [X]  No[ ]

Disclosure Regarding Forward-looking Statements

     This Annual Report on Form 10-K for the year ended December 31, 2003 includes certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, (the "Securities Act") and Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). All statements, other than statements of historical facts, included in this Annual Report that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, including, but not limited to, such matters as future product development, business development, competition, future revenues, business strategies, expansion and growth of the Company's operations and assets and other such matters are forward-looking statements. These kinds of statements are signified by words such as "believes," "anticipates," "expects," "intends," "may", "could," and other similar expressions. However, these words are not the exclusive means of identifying such statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, including the risk factors discussed below, general economic and business conditions, the business opportunities (or lack thereof) that may be presented to and pursued by the Company, changes in law or regulations and other factors, many of which are beyond the Company's control. Specific factors that could cause results to differ materially from historical results or those anticipated are: (1) the level of demand for adjustable rate mortgages, which is affected by external factors such as interest rates, the strength of the California economy and Southern California economy in particular; (2) fluctuations between consumer interest rates and the cost of funds; (3) federal and state regulation of lending, deposit and other operations, and (4) competition for financial products and services within the Bank's market areas. Investors are cautioned that any such statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in the forward-looking statements.

                            FirstFed Financial Corp.
                                      Index

                                                                                                          Page

Part I     Item 1.       Business................................................................           4
           Item 2.       Properties..............................................................          23
           Item 3.       Legal Proceedings.......................................................          23
           Item 4.       Submission of Matters to a Vote of Security Holders.....................          23

Part II    Item 5.       Market for Registrant's Common Equity and Related
                         Stockholder Matters.....................................................          23
           Item 6.       Selected Financial Data.................................................          24
           Item 7.       Management's Discussion and Analysis of Financial
                         Condition and Results of Operations.....................................          25
           Item 7a.      Quantitative and Qualitative Disclosures About Market Risk..............          38
           Item 8.       Financial Statements and Supplementary Data.............................          42
                         Notes to Consolidated Financial Statements..............................          46
                         Independent Auditors' Report............................................          73
           Item 9.       Changes In and Disagreements with Accountants on
                         Accounting and Financial Disclosure.....................................          74
           Item 9a.      Controls and Procedures.................................................          74

Part III   Item 10.      Directors and Executive Officers of the Registrant......................          74
           Item 11.      Executive Compensation..................................................          74
           Item 12.      Security Ownership of Certain Beneficial Owners and
                         Management..............................................................          74
           Item 13.      Certain Relationships and Related Transactions..........................          74
           Item 14.      Principal Accounting Fees and Services..................................          74

Part IV    Item 15.      Exhibits, Consolidated Financial Statement
                         Schedules, and Reports on Form 8K.......................................          75

Signatures ......................................................................................          76
Power of Attorney................................................................................          77
31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
      of 2002....................................................................................          78
31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
      of 2002....................................................................................          79
32.1 Certification of Chief Executive Officer pursuant to 18 USC Section 1350, as
      adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002..........................          80
32.2 Certification of Chief Financial Officer pursuant to 18 USC Section 1350, as
      adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002..........................          81

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

     The Bank was organized in 1929 as a state-chartered savings and loan association, and, in 1935, converted to a federal mutual charter. In February 1983 the Bank obtained a federal savings bank charter, and, in December 1983, converted from mutual to stock ownership. The executive offices of the Company are located at 401 Wilshire Boulevard, Santa Monica, California, telephone number (310) 319-6000.

     The Company is a savings and loan holding company and as such is subject to examination and regulation by the Office of Thrift Supervision ("OTS"). The deposits of the Bank are insured by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation (the "FDIC"). The Bank is regulated by the Director of the OTS and the FDIC. The Bank is a member of the Federal Home Loan Bank ("FHLB") of San Francisco, which is one of the 12 regional banks comprising the Federal Home Loan Bank System. The Bank is also subject to certain regulations of the Board of Governors of the Federal Reserve System ("FRB") with respect to reserves required to be maintained against deposits and certain other matters. See "--Summary of Material Legislation and Regulations--."

     The Company's periodic and current reports are available free of charge on its website at www.firstfedca.com as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.

     The principal business of the Bank is attracting checking and savings deposits from the general public, and using such deposits, together with borrowings and other funds, to make real estate, business and consumer loans.

     At December 31, 2003, the Company had assets totaling $4.8 billion, compared to $4.3 billion at December 31, 2002 and $4.7 billion at December 31, 2001. The Company recorded net earnings of $64.5 million for 2003, compared to $55.2 million for 2002 and $50.3 million for 2001.

     The Bank derives its revenues principally from interest on loans and investments and loan origination fees. Its major items of expense are interest on deposits and borrowings, and general and administrative expense.

     As of February 15, 2004, the Bank operated 29 full-service banking branches, all located in Southern California. Permission to operate full-service branches is granted by the OTS. In addition to these branches, the Bank operates a call center, which conducts transactions with deposit and loan customers by telephone and an internet website through which customers can perform transfers and pay bills.

     Southern California has traditionally been the Bank's primary lending area. The Bank plans to increase its level of originations in Northern California during 2004. The majority of the Bank's residential loans are obtained from wholesale loan brokers. Residential loans are also offered by all of the Bank's full-service branches. In addition, the Bank has an income property lending group and a commercial banking group each with one loan production office.

     The  Bank  has   three   wholly-owned   subsidiaries:   Seaside   Financial
Corporation, Oceanside Insurance Agency, Inc. and Santa Monica Capital Group, all of which are California corporations. See "--Subsidiaries--."

     In February of 2004, the Bank received approval to begin trust operations. Management believes that the services offered by the new trust division will complement the other services currently offered by the Bank.

Current Operating Environment

     The Company's operating results are significantly influenced by national and regional economic conditions, monetary and fiscal policies of the federal government, local housing demand and affordability, and general levels of interest rates.

     According to the Federal Housing Finance Board`s report for the third quarter of 2003, home prices in the Los Angeles area increased 10.5% from one year ago. Already at record highs, California home prices are expected to continue increasing, but at a slower pace. The UCLA Anderson Forecast for California, December 2003 Report states, "If mortgage rates remain "reasonable", as we are forecasting in our national outlook, then prices in California will probably continue to increase, more likely at a single-digit rate, during the next two years." Alternatively, an increase in mortgage rates could have a negative affect on home prices in Southern California and the value of the collateral supporting the Bank's real estate loan portfolio.

     The Bank continuously monitors the sufficiency of the collateral supporting its real estate loan portfolio based on many factors including the property location, the date of loan origination and the original loan-to-value ratio.

     Business loans collateralized by inventory, accounts receivable and/or other assets are monitored on a monthly or quarterly basis through the provision of reports by the borrower. Site visits are required at loan origination and periodically thereafter.

     The Bank adjusts its general allowance for loan losses as a result of these evaluations. No provision for loan losses was necessary during 2003, 2002 or 2001.

     The ratio of allowances for loan losses (general valuation allowances and valuation allowances for impaired loans) to gross loans receivable was 1.70% at the end of 2003 compared to 1.96% at the end of 2002 and 1.83% at the end of 2001. The change in ratio over the last three years is due to variations in gross loans outstanding. See "--Business - Loan Loss Allowance--" for additional information.

     Consistent with the current favorable real estate climate in the greater Los Angeles area, the Bank's non-performing assets were 0.10% of total assets at the end of 2003 and 0.17% of total assets at the end of 2002 and 2001.

     The Bank also maintains a separate valuation allowance for impaired loans and a repurchase liability for loans sold with recourse. See "--Business - Loan Loss Allowance--" for additional information regarding valuation allowances for these loans.

     Current Interest Rate Environment. The Federal Reserve Board decreased interest rates once during 2003, once during and 2002, and eleven times during 2001. Through February 2004, the FRB has not changed interest rates.

     Typically, the Bank's interest rate spread increases in a decreasing interest rate environment, (savings and borrowing costs decrease quickly while the loan portfolio yield decreases more slowly). The reverse is true during periods of increasing interest rates. The Bank's loan portfolio tends to shrink in a decreasing interest rate environment due to payoffs of adjustable rate loans. However, the adjustable rate loan portfolio increased during 2003 as the Bank expanded into new areas of Southern California using loan brokers, offered new loan programs and adjusted its underwriting guidelines to better compete for such loans in the current environment.

     Changes in interest rates impact the Bank's loan portfolio yield due to the interest rate adjustment features of its loans. There is also a time lag before changes in interest rates can be implemented with respect to the Bank's real estate loan portfolio due to operational and regulatory constraints. These constraints do not allow the Bank to implement monthly changes in the primary index utilized for the majority of its adjustable rate real estate loan customers for periods of sixty to ninety days.

     The Bank's interest rate spread increased to 3.22% in 2003 from 2.92% in 2002 and 2.71% in 2001 because the cost of its deposits and borrowings decreased more quickly than the rates earned on its loan portfolio. See "Asset-Liability Management" and "Components of Earnings - Net Interest Income" in "--Management's Discussion and Analysis of Financial Condition and Results of Operations--" for additional information.

     Competition. The Bank experiences strong competition in attracting and retaining deposits and originating real estate and business loans. It competes for deposits with many of the nation's largest savings institutions and commercial banks that have significant operations in Southern California.

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

     The Bank competes for loans primarily with savings institutions, commercial banks, mortgage companies and insurance companies. Commercial banks are the Bank's primary competition for business loans. The primary factors in competing for loans are interest rates, loan fees, interest rate caps, interest rate adjustment provisions and the quality and extent of service to borrowers and mortgage brokers.

     Environmental Concerns. In certain circumstances, such as actively participating in the management or operation of properties securing its loans, the Bank could have liability for properties found to have pollutant or toxic features. Environmental protection laws are strict and impose joint and several liability on numerous parties. It is possible for the cost of cleanup of environmental problems to exceed the value of the security property. The Bank has adopted environmental underwriting requirements when considering loans secured by properties, which appear to have environmentally high-risk characteristics (e.g. commercial and industrial properties and construction of all property types, which may contain friable asbestos or lead paint hazards). The Bank also requires environmental insurance on all commercial properties (retail, office, industrial) and on multi-family properties that may be near any commercial influence. These requirements are intended to minimize the risk of environmental hazard liability. The Bank's policies are also designed to avoid the potential for liability imposed on lenders who assume the management of a property.

     Business Concentration. The Bank has no single customer or group of customers, either as depositors or borrowers, the loss of any one or more of which would have a material adverse effect on the Bank's operations or earnings prospects.

     Yields Earned and Rates Paid. Net interest income, the major component of core earnings for the Bank, depends primarily upon the difference between the combined average yield earned on the loan and investment security portfolios and the combined average interest rate paid on deposits and borrowings, as well as the relative balances of interest-earning assets and interest-bearing liabilities. See "--Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview and Components of Earnings - Net Interest Income--" for further analysis and discussion.

Lending Activities

     General. The Bank's primary lending activity has been the origination of loans for the purpose of enabling borrowers to purchase, refinance or construct improvements on residential real property. The loan portfolio primarily consists of loans made to homebuyers and homeowners on the security of single-family dwellings and multi-family dwellings. The loan portfolio also includes loans secured by commercial and industrial properties, consumer loans and commercial business loans.

     For an analysis of the loan portfolio composition and an analysis of the types of loans originated, see "--Management's Discussion and Analysis of Financial Condition and Results of Operations - Balance Sheet Analysis - Loan Portfolio and Loan Composition--."

     Origination and Sale of Loans. The Bank obtains qualified loan applicants from mortgage brokers, borrower referrals, and the clients of its full-service banking branches.

     Loan originations and purchases were $2.3 billion in 2003, $1.3 billion in 2002, and $1.5 billion in 2001. Loan origination volume increased during 2003 because the Bank marketed its adjustable rate loans to more borrowers in a wider geographic area using loan brokers, introduced new products and adjusted its underwriting guidelines to better compete for such loans in the current environment. Loan origination volume decreased during 2002 because borrowers in the Bank's traditional market area preferred fixed rate loans. The above amounts include loan purchases of $500 thousand during 2003, $89 thousand during 2002 and $132.6 million during 2001.

     Loans sold totaled $86.1 million in 2003, $134.2 million in 2002 and $61.2 million in 2001. For the year ended December 31, 2003, $84.3 million in loans were originated for sale compared to $103.7 million in 2002 and $64.2 million in 2001. Loans originated for sale totaled 4%, 8% and 5% of loan originations during 2003, 2002 and 2001, respectively. The Bank originates 30-year and 15-year fixed rate loans only for resale to the secondary markets.

     Loans held-for-sale at December 31, 2003, 2002 and 2001 were $492 thousand, $2.3 million and $5.2 million. Loans originated for sale are recorded at the lower of cost or fair value. The time from origination to sale typically takes up to 30 days. During this time period the Bank may be exposed to price adjustments as a result of fluctuations in market interest rates.

     In previous years, the Bank structured mortgage-backed securities with loans from its loan portfolio for use in collateralized borrowing arrangements. In exchange for the improvement in credit risk when the mortgage-backed securities were formed, guarantee fees were paid to the Federal Home Loan Mortgage Corporation ("FHLMC") or the Federal National Mortgage Association ("FNMA"). No loans have been converted into mortgage-backed securities since 1995. The Bank originated all loans underlying the mortgage-backed securities that it owns. Therefore, mortgage-backed securities generally have the same experience with respect to prepayment, repayment, delinquencies and other factors as the remainder of the Bank's portfolio.

     The portfolio of mortgage-backed securities, classified as available-for-sale, was recorded at fair value as of December 31, 2003, 2002 and 2001. Unrealized gains of $965 thousand, $1.6 million and $1.9 million, net of tax, were recorded in stockholders' equity at December 31, 2003, 2002 and 2001, respectively.

     The Bank serviced $145.5 million in loans for other investors as of December 31, 2003, $91.0 million, which were sold under recourse arrangements. $6.7 million of the loans sold with recourse were formed into mortgage-backed securities and are still owned by the Bank as of December 31, 2003. Due to regulatory requirements, the Bank maintains capital for loans sold with recourse as if those loans had not been sold. The Bank has not entered into any new recourse arrangements since 1989. Loans sold with recourse are analyzed in determining the adequacy of the repurchase liability. The principal balance of loans sold with recourse decreased to $91.0 million at the end of 2003 from $108.6 million at the end of 2002 and $137.2 million at the end of 2001 due to loan amortization and payoffs.

     Interest Rates, Terms and Fees. The Bank originates residential adjustable mortgage loans ("AMLs") with 30 and 40 year terms and interest rates which adjust each month based upon the Federal Home Loan Bank's Eleventh District Cost of Funds Index ("COFI"), the one year U.S. Treasury Security rate, the 12-month average U.S. Treasury Security rate ("12MAT"), LIBOR and, the 3-month certificate of deposit Index ("CODI"). The CODI index is the monthly yield on 3-month certificate of deposits as published by the Federal Reserve Bank and is a simple average based upon the 12 most recent months of data. (See "--Asset-Liability Management--" in "--Quantitative and Qualitative Disclosures About Market Risk--.") While the monthly payment adjusts annually, the maximum annual change in the payment is limited to 7.5%. Any additional interest due as a result of a rising Index is added to the principal balance of the loan ("negative amortization"). Payments are adjusted every five years without regard to the 7.5% limitation to provide for full amortization during the balance of the loan term. Although the interest rates are adjusted monthly, these loans have maximum interest rates which can be charged ranging from 400 to 750 basis points above their initial interest rate. Generally, these loans may be assumed at any time during their term provided that the person assuming the loan meets the Bank's credit standards and enters into a separate written agreement with the Bank. Additionally, the new borrower is required to pay assumption fees customarily charged for similar transactions.

     The Bank also originates adjustable rate loans with initial fixed interest rates for periods ranging from 3 to 10 years ("hybrid" loans). By policy, the Bank will either match the fixed rate period of these hybrid loans with borrowings for the same term or will hold unmatched fixed rate loans in its portfolio up to 5% of total assets. Loans originated under this program totaled $434.3 million in 2003, $419.7 million in 2002 and $1.0 billion in 2001. Originations of adjustable rate loans with initial fixed interest rates declined during 2003 and 2002 compared to 2001 because the rate differential between these loans and traditional fixed rate loans was not sufficient to attract borrowers.

     Under current portfolio loan programs, the Bank normally lends no more than 95% of a single-family property's appraised value at the time of loan origination. There are special Community Reinvestment Act loan programs in which the Bank lends up to 97% of the property's appraised value. Because AML loan-to-value ratios may increase above those established at the time of loan origination due to negative amortization, the Bank rarely lends in excess of 90% of the appraised value on AMLs. When the Bank does lend in excess of 90% of the appraised value, additional fees and higher rates are charged. The amount of negative amortization recorded by the Bank increases during periods of rising interest rates. At December 31, 2003, 2002 and 2001, negative amortization on all loans totaled $4.0 million, $7.8 million and $16.8 million, respectively.

     The Bank generally requires that borrowers obtain private mortgage insurance on loans in excess of 80% of the appraised property value. On certain loans originated for the portfolio, the Bank charges premium rates and/or fees in exchange for waiving the insurance requirement. Management believes that the additional rates and fees that the Bank receives for these loans compensate for the additional risk associated with this type of loan. Subsequent to the origination of a portfolio loan, the Bank may purchase private mortgage insurance with its own funds. Under certain mortgage insurance programs the Bank acts as co-insurer and participates with the insurer in absorbing any future loss. As of December 31, 2003, 2002 and 2001, loans with co-insurance totaled $52.3 million, $106.6 million and $140.4 million, respectively. Loans with initial loan-to-value ratios greater than 80% with no private mortgage insurance totaled $486.7 million at December 31, 2003, $159.7 million at December 31, 2002 and $354.5 million at December 31, 2001.

     Although regulations permit a maximum loan term of 40 years for real estate secured home loans and 30 years for other real estate loans, the majority of the Bank's real estate loans provide for a maximum maturity period of 30 years or less. Loans with 40-year terms constituted 8%, 6% and 4% of loan originations during 2003, 2002 and 2001, respectively.

     The following table shows the contractual remaining maturities of the Bank's loans at December 31, 2003:

                                                                     Loan Maturity Analysis
                                                                         Maturity Period
                                  --------------------------------------------------------------------------------------------
                                     Total        1 Year      > 1 Year        > 5-10       > 10-20      > 20-30
                                    Balance      or Less     to 5 Years        Years        Years        Years      > 30 Years
                                  ----------    ---------    ----------     ---------    ---------     ---------    ----------
                                                                         (In thousands)
Interest rate sensitive loans:
  AMLs.........................$  4,290,423  $     97,373 $     683,009 $     547,304 $  1,232,373 $    1,545,925 $   184,439
  Fixed rate loans.............      65,999         7,255        29,584        16,368        7,619          5,055         118
  Commercial business loans....      34,955         8,206        26,749            --           --             --          --
  Construction loans...........       9,053         4,540         4,513            --           --             --          --
  Consumer and other loans.....      50,730        50,622            38            70           --             --          --
                                  ---------     ---------    ----------     ---------    ---------     ---------    ---------
Total..........................$  4,451,160  $    167,996 $     743,893 $     563,742 $  1,239,992 $    1,550,980 $   184,557
                                  =========     =========    ==========     =========    =========     =========    =========

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

     The following is a summary of non-accrual loans for which delinquent interest allowances had been established as of December 31, for the end of each of the periods indicated:

                                  % of                 % of                  % of                 % of                  % of
                         2003      Total      2002      Total       2001      Total      2000      Total       1999     Total
                       -------    ------    -------    -------    -------    ------    -------    -------    -------    -----
                                                                (Dollars in thousands)
Non-accrual loans:
  Single family.....$   3,326       99%  $   5,705        85%  $   6,062       93%  $   5,603        89%  $   9,626      70%
  Multi-family......       --       --       1,017        15         422        6         662        11       3,995      29
  Commercial........       --       --          --        --          --       --          --        --         225       1
  Consumer..........       16        1          --        --          16        1          --        --          --      --
                       ------    ------    -------    -------    -------    ------    -------    -------    -------    -----
Total non-accrual
    loans...........$   3,342      100%  $   6,722       100%  $   6,500      100%  $   6,265       100%  $  13,846     100%
                       ======    ======    =======    =======    =======    ======    =======    =======    =======    =====

     The allowance for delinquent interest, based on loans past due more than 90 days or in foreclosure, totaled $227 thousand, $372 thousand, $504 thousand, $511 thousand and $720 thousand at December 31, 2003, 2002, 2001, 2000 and 1999, respectively.

     The Bank's modified loans result primarily from temporary modifications of principal and interest payments or an extension of maturity dates. Under these arrangements, loan terms are typically reduced to no less than a monthly interest payment required under the note. If the borrower is unable to return to scheduled principal and interest payments at the end of the modification period, foreclosure proceedings are initiated or the modification period may be extended. As of December 31, 2003, the Bank had modified loans totaling $5.7 million, net of loan loss allowances of $496 thousand. This compares with modified loans totaling $3.9 million, net of loan loss allowances of $496 thousand as of December 31, 2002 and $7.4 million, net of loan loss allowances of $1.9 million as of December 31, 2001. No modified loans were 90 days or more delinquent as of December 31, 2003, 2002 or 2001.

     Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS No. 114"), requires the measurement of impaired loans. SFAS No. 114 does not apply to large groups of homogeneous loans that are collectively reviewed for impairment.

     The Bank considers a loan to be impaired when management believes that the Bank will be unable to collect all amounts due under the contractual terms of the loan agreement. In accordance with SFAS 114, the Bank annually evaluates the collectibility of commercial business loans greater than or equal to $500,000, single-family loans greater than or equal to $750,000, and income property loans greater than or equal to $1,500,000 for impairment purposes using its normal loan review procedures. When a loan is determined to be impaired, the Bank measures impairment based on either (1) the present value of expected future cash flows, discounted at the loan's effective interest rate; (2) the loan's observable market price, or (3) the fair value of the collateral. Estimated impairment losses are included in the Bank's impairment allowances.

     Valuation allowances for impaired loans totaled $496 thousand at December 31, 2003 and 2002 compared to $1.9 million at December 31, 2001. The following is a summary of impaired loans, net of valuation allowances for impairment, for the periods indicated:

                                                             Year Ended December 31,
                                                        ---------------------------------
                                                          2003         2002         2001
                                                        --------    ---------    --------
                                                                  (In thousands)
Non-accrual loans..............................      $     1,782 $        --  $       978
Modified loans.................................            1,488       1,567        6,416
                                                        --------    --------     --------
                                                     $     3,270 $     1,567  $     7,394
                                                        ========    ========     ========

     All impaired non-accrual loans as of December 31, 2003 and December 31, 2001 were single-family loans.

     When a loan is considered impaired the Bank measures impairment based on the present value of expected future cash flows (over a period not to exceed 5 years) discounted at the loan's effective interest rate. However, if the loan is "collateral-dependent" or a probable foreclosure, impairment is measured based on the fair value of the collateral. When the measure of an impaired loan is less than the recorded investment in the loan, the Bank records an impairment allowance equal to the excess of the Bank's recorded investment in the loan over its measured value. As of December 31, 2003, December 31, 2002, and December 31, 2001, impaired loans of $3.3 million, $1.6 million, and $3.9 million, respectively, had no valuation allowances established. All impaired loans were measured using the fair value method.

     The present value of an impaired loan's expected future cash flows changes from one reporting period to the next because of the passage of time and also because of revised estimates in the amount or timing of those cash flows. The Bank records the entire change in the present value of the expected future cash flows as an impairment valuation allowance, which may necessitate an increase in the provision for loan losses. Similarly, the fair value of the collateral of an impaired collateral-dependent loan may change from one reporting period to the next. The Bank also records a change in the measure of these impaired loans as an impairment valuation allowance, which may necessitate an adjustment to the provision for loan losses.

     The following is an analysis of the activity in the Bank's valuation allowance for impaired loans during the periods indicated (in thousands):

Balance at December 31, 1998...............................  $    7,634
   Net charge-offs.........................................      (5,038)
                                                                --------
Balance at December 31, 1999...............................       2,596
   Net charge-offs.........................................        (804)
                                                                --------
Balance at December 31, 2000...............................       1,792
   Transfer from general valuation allowance...............          58
                                                               ---------
Balance at December 31, 2001...............................       1,850
   Transfer to general valuation allowance.................      (1,354)
                                                               ---------
Balance at December 31, 2002...............................         496
   Net charge-offs.........................................          --
                                                               ---------
Balance at December 31, 2003...............................  $      496
                                                               =========

     Cash payments received from impaired loans are recorded in accordance with the contractual terms of the loan. The principal portion of the payment is used to reduce the principal balance of the loan, whereas the interest portion is recognized as interest income.

     The average recorded investment in impaired loans during 2003, 2002 and 2001 was $4.3 million, $5.0 million and $7.4 million, respectively. The amount of interest income recognized on impaired loans during 2003, 2002 and 2001 was $226 thousand, $322 thousand and $597 thousand, respectively, under the cash basis method of accounting. Interest income recognized under the accrual basis method of accounting for 2003, 2002 and 2001 totaled $215 thousand, $316 thousand and $587 thousand, respectively.

Internal Asset Review System

     In accordance with OTS regulations, the Bank maintains a system for the on-going risk grading of all assets based on an assessment of the repayment capacities of the borrower, the collateral property, guarantors and endorsers. The risk grading system provides a tool for risk measurement, early problem asset identification and proper pricing for new extensions of credit.

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

     Non-Homogeneous Assets. These are performing income property loans with unpaid balances greater than $1.5 million, apartment loans with 36 or more units, and commercial business loans. Other non-homogeneous assets may include investments in subsidiaries, investments in securities, and significant off-balance sheet items. In accordance with SFAS No. 114, the Bank identifies and evaluates non-homogeneous assets for impairment on an individual basis based on the present value of expected future cash flows discounted at the loan's effective interest rate, or at the loan's observable market price or at the fair value of its collateral. For further discussion of impaired loans, see "--Business - Non-accrual, Past Due and Restructured Loans--".

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

     The Bank calculates the appropriate level of general valuation allowance by applying reserve factors to the balance of assets on which the Bank has loss exposure ("exposure base"). These reserve factors represent the expected likelihood of default multiplied by the expected rate of loss. The expected rates of loss and default are based on the Bank's historical loss experience and adjusted for current and anticipated conditions and trends.

     The Bank's Asset Classification Committee, comprised of senior Bank officers, reviews the general valuation allowance, methodology and performance trends in the loan portfolio on a quarterly basis.

         The following is an analysis of the activity in the Bank's general loan valuation allowances for the periods indicated:

                                                                             Year Ended December 31,
                                                        -----------------------------------------------------------------
                                                           2003          2002           2001         2000          1999
                                                        ---------    -----------    ----------    ----------    ---------
                                                                                  (In thousands)
Beginning general loan valuation allowances.......   $    75,223  $      72,919  $     70,809  $    69,954   $     67,638
General loan valuation allowances obtained in
    acquisition...................................            --             --         2,050           --             --
Charge-offs, net of recoveries:
    Single family.................................           (52)          (372)         (322)        (767)          (342)
    Multi-family..................................            14            189           286        1,692          2,650
    Commercial....................................            --             --            --         (105)           111
    Non-real estate...............................            53          1,133           154           35           (103)
                                                        --------     ----------    ----------    ---------      ---------
Total net recoveries .............................            15            950           118          855          2,316
Transfers from (to) impaired valuation allowance..            --          1,354           (58)          --             --
                                                        --------     ----------    ----------    ---------      ---------
Ending general loan valuation allowances..........   $    75,238  $      75,223  $     72,919  $    70,809   $     69,954
                                                        ========     ==========    ==========    =========      =========

     The Bank recorded total net recoveries for the last five years. The lack of charge-offs over the last five years is due to the improved condition of the Southern California economy and real estate market since the recession of the mid-1990's.

     Any increase in charge-offs would adversely impact the Bank's future loan loss provisions and earnings.

     The Bank's total general loan loss allowances to gross loans receivable was 1.70%, 1.96%, 1.83%, 1.95% and 2.31% at December 31, 2003, 2002, 2001, 2000 and
1999 respectively.

     The following table details the general valuation allowance by loan type for the periods indicated:

                                                               Year Ended December 31,
                       ------------------------------------------------------------------------------------------------------
                                  % of                 % of                  % of                 % of                  % of
                         2003      Total      2002      Total       2001      Total      2000      Total       1999     Total
                       -------    ------    -------    -------    -------    ------    -------    -------    -------    -----
                                                                (Dollars in thousands)
Real estate loans:
  Single family.....$  28,775       38%  $  24,952        33%  $  30,040       41%  $  37,695        53%  $  24,985       35%
  Multi-family......   24,789       33      27,037        36      23,955       33      22,529        32      38,332       55
  Commercial........    6,185        8       9,938        13       7,860       11       5,797         8       6,129        9
  Construction......    2,266        3       2,281         3       3,687        5          --        --          --       --
                      -------    ------    -------    -------    -------    ------    -------    -------    -------     -----
Total real estate
    loans...........   62,015       82      64,208        85      65,542       90      66,021        93      69,446       99
                      -------    ------    -------    -------    -------    ------    -------    -------    -------     -----
Non-real estate
   loans:
  Commercial........    5,595        8       4,977         7       5,120        7       3,214         5          65       --
  Consumer..........    7,624       10       5,978         8       1,918        3       1,073         1          87       --
  Other.............        4       --          60        --         339       --         501         1         356        1
                      -------    ------    -------    -------    -------    ------    -------    -------    -------     -----
Total non-real
   estate loans.....   13,223       18      11,015        15       7,377       10       4,788         7         508
                      -------    ------    -------    -------    -------    ------    -------    -------    -------     -----
Total...............$  75,238      100%  $  75,223       100%  $  72,919      100%  $  70,809       100%  $  69,954      100%
                      =======    ======    =======    =======    =======    ======    =======    =======    =======     =====

     During 2003, the exposure base of single-family loans increased by $733.3 million, generating an increase in the general valuation allowance by $3.8 million. There were three changes pertaining to the calculation of the general valuation allowance for single-family portfolio: segregation of the sub-prime loans, refining for the geographic designation and re-evaluated risk factors for the single-family loans made in Northern California. The decrease in the multi-family and commercial real estate loan exposure base of $98.7 million and $74.0 million, respectively, resulted in a decrease in general valuation allowance of $2.2 million and $3.7 million, respectively. The exposure base of the construction loan portfolio increased by $2.1 million, while the general valuation allowance declined by $15 thousand. The increase in the commercial loan exposure base of $14.8 million generated an increase of $617 thousand in the general valuation allowance. The consumer loan exposure base increased by $14.3 million, which added $1.6 million to the general valuation allowance. The remainder of the change in the general valuation allowance for loans was attributable to changes in miscellaneous loans.

     During 2002, the exposure base of single-family loans declined by $463.8 million and the proportion of higher risk loans was reduced, resulting in a $5.1 million reduction in the general valuation allowance. The increase in the multi-family and commercial real estate loan exposure base of $84.4 million and $56.3 million, respectively, resulted in an increase in the general valuation allowance of $3.1 million and $2.1 million, respectively. The exposure base of the construction loan portfolio declined by $41.3 million, generating a reduction of $1.4 million to the general valuation allowance. The increase in the commercial loan exposure base of $2.1 million, sustained by enhanced experience with managing commercial loans, resulted in a decrease of $143 thousand in the general valuation allowance. The consumer loan exposure base increased by $56.2 million, which resulted in an addition of $4.1 million to the general valuation allowance. The remainder of the change in the general valuation allowance for loans was attributable to changes in miscellaneous loans.

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

     The Bank also maintains a repurchase liability for loans sold with recourse, which is included in "Accrued Expenses and Other Liabilities" in the Company's Statement of Financial Condition. The Bank's repurchase liability for loans sold with recourse represents the total losses that are estimated to occur over the remaining life of the portfolio of loans sold with recourse, discounted to present value. During 2003, the Bank revised its current estimate of the required repurchase liability for loans sold with recourse from $6.9 million to $5.4 million. During 2002, the Bank revised its current estimate of the required repurchase liability for loans sold with recourse from $12.8 million to $6.9 million. These reduced liability amounts reflects the fact that the total portfolio of loans sold with recourse has been experiencing significant payoffs, and has had better credit experience than was previously estimated. The remaining repurchase liability of $5.4 million represents approximately 5.93% of the total portfolio of loans sold with recourse at December 31, 2003. The activity in the repurchase liability for loans sold with recourse for 2003, 2002, 2001, 2000 and 1999 is presented below (in thousands):

  Balance at December 31, 1998.................................       $  12,546
  Net recoveries...............................................             278
                                                                      ----------
  Balance at December 31, 1999.................................          12,824
  Net recoveries...............................................              --
                                                                      ----------
  Balance at December 31, 2000.................................          12,824
  Net recoveries...............................................              --
                                                                      ----------
  Balance at December 31, 2001.................................          12,824
  Liability adjustment recorded as gain on sale of loans.......          (5,924)
                                                                      ----------
  Balance at December 31, 2002.................................           6,900
  Liability adjustment recorded as gain on sale of loans.......          (1,500)
                                                                      ----------
  Balance at December 31, 2003.................................       $   5,400
                                                                      ==========

     See "--Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset Quality Ratios--" for an analysis of the Bank's general valuation allowances as a percentage of non-performing loans and loans receivable.

     Potential Problem Loans. The Bank also had $2.3 million, $2.1 million and $6.2 million in potential problem real estate loans as of December 31, 2003, December 31, 2002 and December 31, 2001, respectively. These are loans that do not meet the criteria of impaired or non-performing loans but have displayed some past or present weakness. If the weakness is not corrected, the loan could eventually result in a loss to the Bank.

     The Bank's Asset Classification Committee meets at least quarterly to review and monitor the condition of the loan portfolio. Additionally, a special workout group of the Bank's officers meets at least quarterly to resolve delinquent loan situations and to initiate actions enforcing the Bank's rights in security properties pending foreclosure and liquidation.

     Non-performing Assets. For a further discussion of non-performing assets, see "--Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-Performing Assets--."

     Generally, real estate loans greater than 90 days delinquent are placed into foreclosure and a valuation allowance is established, if necessary. The Bank acquires title to the property in most foreclosure actions in which the loan is not reinstated by the borrower. Once real estate is acquired in settlement of a loan, the property is recorded at fair value less estimated costs to sell.

     Following the acquisition of foreclosed real estate ("REO"), the Bank evaluates the property and establishes a plan for marketing and disposing of the property. After inspecting the property, the Bank determines whether the property may be disposed of in its present condition or if repairs, rehabilitation or improvements are necessary.

     The following table provides information regarding the Bank's REO activity for the periods indicated:

                                                                Year Ended December 31,
                                                        -------------------------------------
                                                          2003          2002           2001
                                                        --------    -----------    ----------
                                                                    (In thousands)
Beginning balance..............................      $       319  $      1,485   $      2,157
  Additions....................................            1,582         1,881          5,136
  Sales and other..............................             (577)       (3,047)        (5,808)
                                                        --------    ----------     ----------
Ending balance.................................      $     1,324  $        319   $      1,485
                                                        ========    ==========     ==========

     Other Interest-Earning Assets. The Bank owned no contractually delinquent interest-earning assets other than loans as of December 31, 2003.

     Investment Activities. It is the Bank's policy to maintain liquidity investments at a modest level and to use available cash to originate mortgages that normally command higher yields. Therefore, interest income on investments generally represents less than 5% of total revenues.

     The following table summarizes the total investment portfolio at historical cost by type at the end of the periods indicated:

                                                                       At or for the Year Ended December 31,
                                                     ------------------------------------------------------------------------
                                                         2003           2002            2001            2000          1999
                                                     -----------    ------------    -----------     ----------    -----------
                                                                              (Dollars in thousands)
U.S. treasury securities..........................$         200  $         200   $         300  $          300 $        300
U.S. agency securities............................           --             --          28,199          38,185       38,167
Collateralized mortgage obligations ("CMO's").....      115,992        101,802          80,013          98,562      115,704
                                                     -----------   ------------     -----------      ----------   ----------
                                                        116,192        102,002         108,512         137,047      154,171
Unrealized gain (loss) on securities available-
   for-sale.......................................          219          1,053           1,932            (510)      (2,976)
                                                     -----------   ------------     -----------      ----------   ----------
                                                  $     116,411  $     103,055   $     110,444  $      136,537 $    151,195
                                                     ===========   ============     ===========      ==========   ==========
Weighted average yield on interest-earning
   investments end of period......................         2.92%          4.77%           6.07%           5.99%        5.86%
                                                     ===========   ============     ===========      ==========   ==========

     The Bank's collateralized mortgage obligations all have expected maturities within five years.

Sources of Funds

     General. The Bank's principal sources of funds are deposits, principal and interest payments on loans, loan sales, advances from the FHLB and securities sold under agreements to repurchase.

     Deposits. The Bank obtains deposits through three different sources: 1) its full-service branch system, 2) phone solicitations by designated employees (telemarketing deposits), and 3) national brokerage firms.

     Deposits obtained through the branch system were $2.5 billion, $2.3 billion and $2.1 billion at December 31, 2003, 2002 and 2001, respectively. Branch deposits comprised 99% of total deposits at December 31, 2003, 91% of total deposits at December 31, 2002 and 82% of total deposits at December 31, 2001. Management attributes the increase in branch deposits during 2003 and 2002 to increased funds from stock market investors wanting more security for their investments.

     Deposits acquired through telemarketing efforts are typically placed with the Bank by professional money managers and represented 1%, 3% and 4% of total deposits at December 31, 2003, 2002 and 2001, respectively. The level of telemarketing deposits varies based on yields available to depositors on other investment instruments and the depositors' perception of the Bank's creditworthiness.

     Deposits acquired through national brokerage firms represented 0%, 6% and 14% of total deposits at December 31, 2003, 2002 and 2001, respectively. Any fees paid to deposit brokers are amortized over the term of the deposit. Based on historical renewal percentages, management believes that these deposits are a stable source of funds. Institutions meeting the regulatory capital standards necessary to be deemed well-capitalized are not required to obtain a waiver from the FDIC in order to accept brokered deposits. See "--Management's Discussion and Analysis - Capital Resources and Liquidity--."

     The Bank has concentrated its marketing efforts over the last several years on the attraction and retention of non-term accounts. As a result, the percentage of fixed-term certificates of deposit in the Bank's total deposits has decreased from 52% as of December 31, 2001 and 37% as of December 31, 2002 to 22% as of December 31, 2003.

     The following table shows the average balances and average rates paid on deposits by deposit type for the periods indicated:

                                                                During the Year Ended December 31,
                                   ----------------------------------------------------------------------------------------------
                                             2003                              2002                              2001
                                   --------------------------        --------------------------        --------------------------
                                    Average         Average           Average        Average            Average         Average
                                    Balance          Rate             Balance          Rate             Balance          Rate
                                   -----------    -----------        -----------    -----------        ----------    ------------
                                                                      (Dollars in thousands)
Passbook accounts............  $      118,859           1.15%    $      106,591           1.47%    $       94,067            1.53%
Money market deposit accounts
                                    1,244,294           1.72            909,866           2.50            613,745            3.84
Interest-bearing checking
    accounts.................         178,173           0.32            164,930           0.66            141,282            0.97
Non interest-bearing
    checking accounts........         285,653             --            234,936             --            189,185              --
Fixed term certificate
    accounts.................         688,492           2.30          1,101,043           3.20          1,279,465            5.33
                                   ----------                       -----------                        ----------
                               $    2,515,471           1.55%    $    2,517,366           2.42%    $    2,317,744            4.08%
                                   ==========                       ===========                        ==========

     The following tables set forth information regarding the amount of deposits in the various types of deposit programs offered by the Bank at the end of the years indicated and the balances and average rates for those dates:

                                                                              At December 31,
                                                   ----------------------------------------------------------------------
                                                          2003                     2002                     2001
                                                   --------------------    ---------------------    ---------------------
                                                      Amount        %         Amount          %        Amount         %
                                                   -----------   ------    ------------    -----    -----------    ------
                                                                           (Dollars in thousands)
Variable rate non-term accounts:
Money market deposit accounts (weighted
   average rate of 1.43%, 2.13% and 2.76%).
                                                $    1,373,240     54%  $    1,079,278       43% $      741,978     29%
Interest-bearing checking accounts
    (weighted average rate of 0.26%, 0.43%
    and 0.72%).............................            232,247      9          174,802        7         162,309      7
Passbook accounts (weighted average rate
    of 1.10%, 1.34% and 1.59%).............            124,427      5          111,844        4         104,488      4
Non-interest bearing checking accounts.....            239,357     10          239,695        9         205,597      8
                                                   -----------   -----      ----------     -----     ----------   -----
                                                     1,969,271     78        1,605,619       63       1,214,372     48
                                                   -----------   -----      ----------     -----     ----------   -----
Fixed-rate term certificate accounts:
Under six-month term (weighted average
    rate of 1.00%, 1.54% and 2.57%)........             32,062      1           37,630        1          54,626      2
Six-month term (weighted average rate of
    1.06%, 1.95% and 3.29%)................             79,201      3          104,600        4         246,161     10
Nine-month term (weighted average rate of
    1.25%, 2.76% and 3.98%)................             15,126      1          101,980        4         170,190      7
One year to 18-month term (weighted
    average rate of 1.53%, 2.63% and 4.45%)
                                                       178,858      6          331,308       14         469,113     18
Two year to 30-month term (weighted
    average rate of 2.63%, 3.55% and 5.38%)
                                                        42,187      2           41,460        2          45,993      2
Over 30-month term (weighted average rate
    of 3.88%, 4.49% and 5.31%).............            123,966      5           94,927        4          39,938      1
Negotiable certificates of $100,000 and
    greater, 30 day to one year terms
    (weighted average rate of 1.25%, 2.32%
    and 3.84%).............................             97,727      4          209,502        8         306,254     12
                                                   -----------   -----     -----------      ----     ----------    ----
                                                       569,127     22          921,407       37       1,332,275     52
                                                   -----------   -----     -----------      ----     ----------    ----
Total deposits (weighted average rate of
    1.29%, 1.98% and 3.02%)................     $    2,538,398    100%  $    2,527,026      100% $    2,546,647    100%
                                                   ===========    ====     ===========      ====     ==========    ====

     The cost of funds, operating margins and net earnings of the Bank associated with brokered and telemarketing deposits are generally comparable to the cost of funds, operating margins and net earnings of the Bank associated with deposits, FHLB borrowings and securities sold under agreements to repurchase. As the cost of each source of funds fluctuates from time to time, the Bank seeks funds from the lowest cost source until the relative cost changes. As the costs of funds, operating margins and net earnings of the Bank associated with each source of funds are generally comparable, the Bank does not deem the impact of a change in incremental use of any one of the specific sources of funds at a given time to be material.

     The following table shows the maturity distribution of jumbo certificates of deposit ($100,000 and greater) as of December 31, 2003 (in thousands):

Maturing in:
  1 month or less..............................................       $  16,207
  Over 1 month to 3 months.....................................          31,488
  Over 3 months to 6 months....................................             837
  Over 6 months to 12 months...................................          25,297
  Over 12 months...............................................          23,898
                                                                      ---------
    Total......................................................       $  97,727
                                                                      =========

     Based on historical renewal percentages at maturity, management believes that jumbo certificates of deposit are a stable source of funds. For additional information with respect to deposits, see Note 8 of the Notes to Consolidated Financial Statements.

     Borrowings. The Federal Home Loan Bank System functions as a source of credit to financial institutions that are members of a regional Federal Home Loan Bank. The Bank may apply for advances from the FHLB secured by the FHLB capital stock owned by the Bank, certain of the Bank's mortgages and other assets (principally obligations issued or guaranteed by the United States government or agencies thereof). Advances can be requested for any sound business purpose, which an institution is authorized to pursue. Any institution not meeting the qualified thrift lender test will be subject to restrictions on its ability to obtain advances from the FHLB. See "Summary of Material
Legislation and Regulation - Qualified Thrift Lender Test." In granting advances, the FHLB also considers a member's creditworthiness and other relevant factors.

     Total advances from the FHLB were $1.7 billion at December 31, 2003 at a weighted average rate of 2.88%. This compares with advances of $1.2 billion at December 31, 2002 and $1.6 billion at December 31, 2001 with weighted average rates of 3.90% and 5.01%, respectively. The Bank has credit availability with the FHLB, which allows it to borrow up to 50% of its assets or approximately $2.4 billion at December 31, 2003.

     The Bank enters into sales of securities under agreements to repurchase (reverse repurchase agreements) which require the repurchase of the same securities. The agreements are treated as borrowings in the Company's Consolidated Statements of Financial Condition. There are certain risks involved with entering into these types of transactions. In order to minimize these risks, the Bank's policy is to enter into agreements only with well-known national brokerage firms that meet their regulatory capital requirements. Borrowings under reverse repurchase agreements totaled $122.6 million at
December 31, 2003 at a weighted average rate of 1.12% and were secured by mortgage-backed securities with principal balances totaling $114.4 million and investments totaling $11.3 million. Borrowings under reverse repurchase agreements totaled $155.3 million at December 31, 2002 and $211.0 million at December 31, 2001 at weighted average rates of 1.61% and 2.66%, respectively. The decrease in borrowings under agreements to repurchase over the last three years is due to paydowns of the underlying mortgage-backed securities.

     Borrowings from all sources totaled $1.8 billion, $1.3 billion and $1.8 billion at weighted average rates of 2.76%, 3.63% and 4.74% at December 31, 2003, 2002, and 2001, respectively. The increase in borrowings during 2003 was necessary to fund asset growth. Due to the high level of loan payoffs and the growth in branch deposits, no additional borrowings were necessary to fund asset growth during 2002.

     The Bank's portfolio of short-term borrowings includes FHLB advances due in less than one year and securities sold under agreements to repurchase. The following schedule summarizes short-term borrowings for the last three years at December 31:

                                                                           Maximum
                                                                          Month-End
                                                                         Outstanding
                                                                           Balance
                                                                          During the
                                            End of Period                   Period                        Average
                                      ---------------------------       ---------------       ----------------------------
                                      Outstanding         Rate                                  Outstanding        Rate
                                      --------------    ---------                             ----------------    --------
                                                                    (Dollars in thousands)
2003
Short-term FHLB advances.........  $       1,082,000      2.16%      $      1,082,000      $         734,000        2.25%
Securities sold under agreements
    to repurchase................            122,622      1.12                154,021                139,568        1.27

2002
Short-term FHLB advances.........  $         427,000      2.25%      $        885,000      $         611,000        4.01%
Securities sold under agreements
    to repurchase................            155,273      1.61                208,367                169,335        2.04

2001
Short-term FHLB Advances.........  $         985,000      4.86%      $        987,000      $         900,895        5.68%
Securities sold under agreements
    to repurchase................            211,040      2.66                294,110                255,747        4.69

Other Sources of Funds

     See "--Management's Discussion and Analysis of Financial Condition and Results of Operations - Sources of Funds--" for a discussion of other funding sources.

Subsidiaries

     The Bank has three wholly-owned subsidiaries: Seaside Financial Corporation ("Seaside"), Oceanside Insurance Agency, Inc. ("Oceanside"), and Santa Monica Capital Group ("SMCG"), all of which are California corporations. SMCG is an inactive corporation.

     Revenues and operating results of these subsidiaries accounted for less than 1% of consolidated revenues in 2003 and no material change is presently foreseen.

     Real Estate Development Activities. Seaside has not been involved in any real estate development activity for the last several years and there are no plans for future real estate projects. A gain of $87 thousand was recognized during 2003 on the sale of Seaside's remaining condominium unit. A gain of $142 thousand was recognized during 2002 on the sale of assets from a 100% owned real estate partnership. No gains or losses on real estate development activities were recorded during 2001.

     Trustee Activities. Seaside acts as trustee on the Bank's deeds of trust. Trustee fees for this activity amounted to $66 thousand, $56 thousand and $86 thousand in 2003, 2002 and 2001, respectively.

     Insurance Brokerage Activities. Oceanside engages in limited insurance agent activities. Income to date from this source has been insignificant. Oceanside operates as a licensed life insurance agent for the purpose of receiving commissions on the sale of fixed and variable rate annuities conducted in the Bank's branches by a licensed third party vendor, who is a registered broker-dealer. The registered broker-dealer conducts its sales activities in the Bank's branch offices and the Bank receives a percentage of the commissions on such sales through its licensed insurance agency, Oceanside. During 2003, 2002 and 2001, Oceanside received commission income of $219 thousand, $456 thousand and $231 thousand, respectively, from the sale of non-insured investment products. Additionally, Oceanside receives insurance commissions from the sale of insurance to its borrowers. Commissions received from this activity totaled $2 thousand in 2003 and $35 thousand in 2001. Commission rebates totaling $64 thousand were paid during 2002. The rebates paid during 2002 resulted from repayments of previously earned commissions when interim lender-placed policies were replaced by permanent policies obtained by borrowers.

Employees

     As of December 31, 2003, the Bank had a total of 574 full time equivalent employees, including 111 part-time employees. No employees were represented by a collective bargaining group. At present, the Company has no employees who are not also employees of the Bank. The Bank provides its regular full-time and part-time employees with a comprehensive benefits program that includes basic and major medical insurance, long-term disability coverage, sick leave, a 401(k) plan and a profit sharing employee stock ownership plan. The Bank considers its employee relations to be excellent.

Summary of Material Legislation and Regulations

     General. FFC, as a savings and loan holding company, is registered with and subject to regulation and examination by the OTS. The Bank, which is a federally chartered savings bank and a member of the FHLB, is subject to regulation and examination by the OTS with respect to most of its business activities, including, among others, lending activities, capital standards, general investment authority, deposit taking and borrowing authority, mergers and other business combinations, establishment of branch offices, and permitted subsidiary investments and activities. The Bank's deposits are insured by the FDIC through the SAIF. As insurer, the FDIC is authorized to conduct examinations of the Bank. The Bank is also subject to Federal Reserve Board regulations concerning reserves required to be maintained against deposits.

     The  OTS  also  imposes   assessments  and  examination   fees  on  savings
institutions. OTS assessments for the Bank were $667 thousand in 2003, $708 thousand in 2002 and $653 thousand in 2001.

     As a member of the FHLB System, the Bank is required to own capital stock in its regional FHLB in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the end of each year, or 5% of its outstanding borrowings from the FHLB. The Bank was in compliance with this requirement, with an investment of $87.8 million in FHLB stock at December 31, 2003. During 2003, the FHLB amended the redemption policy requiring 5 years written notice to redeem stock effective 2004.

     The FHLB serves as a source of liquidity for the member institutions within its assigned region, the FHLB Eleventh District. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System.
It makes advances to members in accordance with policies and procedures established by the Federal Housing Finance Board and the Board of Directors of the FHLB. At December 31, 2003, the Bank's advances from the FHLB amounted to $1.7 billion, or 39% of the Company's total funding sources (deposits and borrowings).

     The FHLBs are required to contribute to affordable housing programs through direct loans or interest rate subsidies on advances targeted for community investment and low and moderate income housing projects. These contributions have adversely affected the level of dividends that the FHLBs have paid to its members. These contributions also could have an adverse effect on the value of FHLB stock in the future. For the year ended December 31, 2003, dividends paid by the FHLB to the Bank totaled approximately $3.3 million.

     Financial Services Modernization Legislation. On November 12, 1999, the Gramm-Leach-Bliley Act of 1999 (the "Act") was signed into law. The Act made significant changes to the operations of financial services companies, including provisions affecting affiliations among banks, securities firms and insurance companies, the ability of commercial entities to obtain thrift charters, the confidential treatment of nonpublic personal information about consumers, and the Community Reinvestment Act (the "CRA", as discussed in more detail below).

     The Act also significantly amended the Federal Home Loan Bank System, by modifying membership requirements in regional FHLBs to permit membership to be voluntary for both thrift and bank members. The Act changed corporate governance of the FHLBs by eliminating the right of the Federal Housing Finance Board to select the management of the local FHLBs, and returning that authority to the boards of directors of the FHLBs. Additionally, the obligations of the FHLBs to repay federal borrowings to finance the thrift bailout has been restructured from a fixed dollar amount to a fixed percentage of the FHLBs' annual net earnings.

     There continues to be ongoing discussions in Congress as to whether the regulator of the FHLBs should be changed and if so, to which regulatory agency. This discussion includes whether the FHLBs should be required to register their securities with the SEC, the composition of their Boards of Directors and whether their "mission" should be curtailed. Because of the level of the Bank's borrowings from the FHLB, the outcome of these discussions could effect the cost and availability of borrowings and the value of the FHLB stock.

         Savings and Loan Holding Company Regulations. The activities of savings and loan holding companies are governed by the Home Owners' Loan Act of 1933, as amended. Pursuant to that statute, the Company is subject to certain restrictions with respect to its activities and investments.

     A savings and loan holding company, like FFC, which controls only one savings association, is exempt from restrictions on the conduct of unrelated business activities that are applicable to savings and loan holding companies that control more than one savings association. The restrictions on multiple savings and loan holding companies are similar to the restrictions on the conduct of unrelated business activities applicable to bank holding companies under the Bank Holding Company Act. The Company would become subject to these restrictions if it were to acquire control of another savings association or if the Bank were to fail to meet its qualified thrift lender ("QTL") test. See "--Qualified Thrift Lender Test--."

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

     Regulatory Capital Requirements. The capital regulations of the OTS (the "Capital Regulations") require federally insured institutions such as the Bank to meet certain minimum capital requirements. See "--Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity - Capital Requirements--." The OTS may establish, on a case-by-case basis, individual minimum capital requirements for a savings institution which vary from the requirements that would otherwise apply under the Capital Regulations.

     The OTS has adopted rules based upon five capital tiers: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. An institution falls into one of these classifications depending primarily on its capital ratios. The Bank is considered to be "well-capitalized" for purposes of these capital measures.

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

     Liquidity. In July 2001, the OTS revised its liquidity regulations to require a savings institution to maintain sufficient liquidity to ensure its safe and sound operation. The determination of what constitutes safe and sound operation was left to the discretion of management. For several years it has been the Bank's strategy to keep cash and liquid investments at a modest level due to availability of substantial credit lines. After the repeal of the liquidity regulation, the Bank's liquidity policy was modified to include unused borrowing capacity in the definition of available liquidity. The Bank's current liquidity policy requires that cash and cash equivalents, short-term investments and unused borrowing capacity be maintained at a minimum level of 10% of the Bank's liquidity base (defined as deposits and borrowings due within one year). At December 31, 2003, liquidity-qualifying balances were 13.54% of the Bank's liquidity base.

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

     Restrictions on Dividends and Other Capital Distributions. Current OTS regulations require that savings institutions controlled by savings and loan holding companies (such as the Bank) file a 30-day advance notice of a proposed capital distribution. The OTS may disapprove a notice if it finds that (a) the savings association will be undercapitalized, significantly undercapitalized or critically undercapitalized following the distribution, (b) the proposed capital distribution raises safety and soundness concerns; or (c) the proposed distribution violates a prohibition contained in a statute, regulation or agreement between the savings institution and the OTS (or FDIC) or a condition imposed by an OTS approval. The regulations also require a 30-day advance notice to be filed for proposed capital distributions that would result in the savings institution being less than well-capitalized or that involve the reduction or retirement of the savings institution's stock. No capital distributions were made to the Company during 2003. During 2002, the Bank paid a total of $20.0 million in capital distributions to the Company.

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

     Savings institutions are subject to the same loans-to-one borrower ("LTOB") restrictions that are applicable to national banks, with limited provisions for exceptions. In general, the national bank standard restricts loans to a single borrower to no more than 15% of a bank's unimpaired capital and surplus, plus an additional 10% if the loan is collateralized by certain readily marketable collateral. The Bank's loans were within the LTOB limitations at December 31, 2003.

     Savings institutions and their subsidiaries are prohibited from acquiring or retaining any corporate debt security that, at the time of acquisition, is not rated in one of the four highest rating categories by at least one nationally recognized statistical rating organization. The Bank has no impermissible investments in its investment portfolio.

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

     Federal regulations contain a number of measures intended to promote early identification of management problems at depository institutions and to ensure that regulators intervene promptly to require corrective action by institutions. The Bank's annual management report on the effectiveness of internal control standards and compliance with certain designated laws will be made available in March of 2004.

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

     Only "well capitalized" institutions may obtain brokered deposits without a waiver. An "adequately capitalized" institution can obtain brokered deposits only if it receives a waiver from the FDIC. An "undercapitalized" institution may not accept brokered deposits under any circumstances. The Bank met the "well-capitalized" standards during 2003 and was eligible to accept brokered deposits without a waiver.

     Qualified Thrift Lender Test. In general, the QTL test requires that 65% of an institution's portfolio assets be invested in "qualified thrift investments" (primarily loans, securities and other investments related to housing), measured on a monthly average basis for nine out of every 12 months on a rolling basis. Any savings institution that fails to meet the QTL test must either convert to a bank charter or become subject to national bank-type restrictions on branching, business activities, and dividends, and its ability to obtain FHLB advances. The Bank met the QTL test at December 31, 2003, with 92.93% of its portfolio assets comprised of "qualified thrift investments."

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

     Transactions with Insiders. Federal savings institutions are subject to the restrictions of Sections 22(g) and (h) of the Federal Reserve Act which, among other things, restrict the amount of extensions of credit which may be made to executive officers, directors, certain principal shareholders (collectively "insiders"), and to their related interests. When lending to insiders, a savings association must follow credit underwriting procedures that are no less stringent than those applicable to comparable transactions with persons outside the association. The amount that a savings association can lend in the aggregate to insiders (and to their related interests) is limited to an amount equal to the association's core capital and surplus. Insiders are also prohibited from knowingly receiving (or knowingly permitting their related interests to receive) any extensions of credit not authorized under these statutes.

     Federal Reserve System. Federal Reserve Board regulations require savings institutions to maintain non-interest bearing reserves against their transaction accounts. The reserve for transaction accounts as of December 31, 2003 was 0% of the first $6.0 million of such accounts, 3% of the next $36.1 million of such accounts and 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) of the balance of such accounts. The Bank is in compliance with these requirements as of December 31, 2003.

     Taxation. The Company, the Bank and its subsidiaries file a consolidated federal income tax return on a calendar year basis using the accrual method. The maximum marginal federal tax rate is currently 35%.

     The Bank is required to use the specific charge-off method of accounting for bad debts for Federal income tax purposes for all periods beginning after 1995. Prior to that date, the Bank used the reserve method of accounting for bad debts. The Consolidated Statements of Financial Condition at December 31, 2003 and 2002 do not include a tax liability of $5,356,000 related to the adjusted base year bad debt reserve. The bad debt reserve was created when the Bank was on the reserve method.

     These reserves are subject to recapture if: (1) the Bank fails to qualify as a "bank" for federal income tax purposes; (2) certain distributions are made with respect to the stock of the Bank; (3) the bad debt reserves are used for any purpose other than to absorb bad debt losses; or (4) there is a change in federal tax law. Management does not expect any of these events to occur.

     To the extent that distributions by the Bank to the Company exceed the Bank's cumulative earnings and profits (as computed for federal income tax purposes), such distributions would be treated for tax purposes as being made out of the Bank's base year reserve and would thereby constitute taxable income to the Bank in an amount equal to the lesser of the Bank's base year reserve or the amount which, when reduced by the amount of income tax attributable to the inclusion of such amount in gross income, is equal to the amount of such distribution. At December 31, 2003, the Bank's cumulative earnings and profits (as computed for federal income tax purposes) were approximately $465.5 million.

     The Bank is required to use the specific charge-off method for state tax purposes for all periods beginning after 2002. Prior to 2002, the Bank made additions to its state tax bad debt reserves in amounts necessary to "fill up" to its tax reserve balance calculated using the experience method. A change in California tax law during 2002 eliminated the bad debt reserve method for California tax purposes and conformed state tax to federal tax with regard to the method of accounting for bad debts used by banks. After a review of its bad debt reserves by the California Franchise Tax Board, the Bank recorded a reduction in tax expense of approximately $1.6 million, or $0.09 per diluted share, net of federal income tax expense in 2003.

     At December 31, 2003, the Bank had $50.1 million in gross deferred tax assets. No valuation allowance was established because management believes that it is more likely than not that the deferred tax assets will be realized. Gross deferred tax liabilities totaled $34.1 million at December 31, 2003.

     The Bank is subject to an alternative minimum tax if such tax is larger than the tax otherwise payable. Generally, alternative minimum taxable income is a taxpayer's regular taxable income, increased by the taxpayer's tax preference items for the year and adjusted by computing certain deductions utilizing a methodology that negates the acceleration of such deductions under the regular tax. The adjusted income is then reduced by an exemption amount and is subject to tax at a 20% rate. No alternative minimum taxes were applicable to the Bank for tax years 2003, 2002 or 2001.

     California tax laws generally conform to federal tax laws. For California franchise tax purposes, federal savings banks are taxed as "financial corporations" at a rate 2% higher than that applicable to non-financial corporations because of exemptions from certain state and local taxes. The tax rate for 2003, 2002 and 2001 was 10.84%.

     The Internal Revenue Service ("IRS") has examined the Company's consolidated federal income tax returns for tax years up to and including 1998. The adjustments proposed by the IRS were primarily related to temporary differences as to the recognition of certain taxable income and expense items. While the Company had provided for deferred taxes for federal and state purposes, the change in the period of recognition of certain income and expense items resulted in interest due to the IRS and the Franchise Tax Board ("FTB"). The balance of accrued interest payable for amended returns was $400 thousand, $700 thousand and $300 thousand as of December 31, 2003, 2002 and 2001, respectively. No interest accruals were recorded in 2003. Accruals of $876,000 were recorded during 2002.

     Recent Legislation. On October 26, 2001, President Bush signed into law the USA PATRIOT Act ("Patriot Act"). The Patriot Act includes numerous provisions designed to fight international money laundering and to block terrorist access to the U.S. financial system. The "Customer Identification Program" requirements of the Patriot Act became mandatory in October of 2003. While implementation of these regulations has required devotion of resources to ensure compliance, it is not anticipated that these new rules will have a significant adverse impact on the Bank's operations.

     On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley"), which implemented legislative reforms intended to address corporate and accounting fraud. Sarbanes-Oxley contains reforms of various business practices and numerous aspects of corporate governance. While many of the Sarbanes-Oxley reforms took effect in 2002, a large number of the provisions of Sarbanes-Oxley were implemented upon adoption of final rules and regulations during 2003. Sarbanes-Oxley, among other things, places additional responsibilities on management and the boards of directors of public companies. The Company expects to incur incremental costs associated with compliance with the provisions of Sarbanes-Oxley and other related changes to federal securities and corporate governance laws. The Company expects to experience an increase in the cost of its professional fees, including but not limited to, accounting and compliance. However, management does not anticipate that such compliance will have a material impact on the Company's financial condition or results of operations.

ITEM 2 -- PROPERTIES

     At December 31, 2003, the Bank owned the building and the land for eight of its branch offices, owned the building but leased the land for two additional offices, and leased its remaining offices. Properties leased by the Bank include its home and executive offices located in an office tower in downtown Santa Monica and a general services and corporate operations office building in Santa Monica. For information concerning rental obligations, see Note 6 of the Notes to Consolidated Financial Statements.

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

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5 -- MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER  MATTERS

     (a) Market Information. The Company's common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "FED." Included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" is a table representing the range of high and low stock prices for the Company's common stock for each quarterly period for the last five years.

     (b) Holders. As of January 22, 2004, 17,056,893 shares of Company common stock, representing approximately 756 record stockholders, were outstanding, which total does not include the number of stockholders whose shares are held in street name.

     (c) Dividends. As a publicly traded company, the Company has no history of dividend payments on its common stock. However, the Company may in the future adopt a policy of paying dividends, depending on its net earnings, financial position and capital requirements, as well as regulatory restrictions, tax consequences and the ability of the Company to obtain a dividend from the Bank for payment to stockholders. OTS regulations limit amounts that the Bank can pay as a capital distribution to the Company. No such distribution may be made if the Bank's net worth falls below regulatory requirements. (See "--Business - Summary of Material Legislation and Regulations--" for other regulatory capital distributions.) No capital distributions to the Company were made during 2003. The Board of Directors of the Bank declared and paid to the Company $20.0 million during 2002. The distributions made during 2002 were for the purpose of repurchasing shares of Company common stock.

     (d) Securities authorized for issuance under equity compensation plans. Information appearing on page 12 of the Proxy Statement is incorporated herein by reference.

ITEM 6 -- SELECTED FINANCIAL DATA

         Selected financial data for the Company is presented below:

                     FIRSTFED FINANCIAL CORP. AND SUBSIDIARY
                  FIVE YEAR CONSOLIDATED SUMMARY OF OPERATIONS

                                                      2003            2002              2001            2000            1999
                                                 -------------    ------------     -------------    -----------    -------------
                                                                   (Dollars in thousands, except per share data)
For the Year Ended December 31:
  Interest income.............................$      235,881   $      263,878  $       333,932   $     314,320  $     260,001
  Interest expense............................        88,342          128,419          201,754         206,505        161,031
  Net interest income.........................       147,539          135,459          132,178         107,815         98,970
  Provision for loan losses...................            --               --               --              --             --
  Other income................................        16,741           18,074            8,919           7,747         12,688
  Non-interest expense........................        55,589           58,212           53,174          48,265         49,159
  Earnings before income taxes................       108,691           95,321           87,923          67,297         62,499
  Income taxes................................        44,216           40,149           37,621          28,832         27,052
  Earnings before extraordinary items.........        64,475           55,172           50,302          38,465         35,447
  Extraordinary item loss on early
   extinguishment of debt, net of taxes.......            --               --               --              --         (2,195)
  Net earnings................................        64,475           55,172           50,302          38,465         33,252
Basic earnings per share:
  EPS before extraordinary item...............          3.80             3.22             2.92            2.23           1.84
  Extraordinary item..........................            --               --               --              --          (0.11)
  EPS after extraordinary item................          3.80             3.22             2.92            2.23           1.73
Dilutive earnings per share:
  EPS before extraordinary item...............          3.70             3.15             2.85            2.20           1.83
  Extraordinary item..........................            --               --               --              --          (0.12)
  EPS after extraordinary item................          3.70             3.15             2.85            2.20           1.71
End of Year:
  Loans receivable, net (1)...................     4,374,112        3,769,235        4,004,889       3,629,284      3,060,547
  Mortgage-backed securities, at fair value...       135,176          200,585          284,079         374,405        428,641
  Investment securities, at fair value........       116,411          103,055          110,444         136,537        151,195
  Total assets................................     4,825,022        4,253,729        4,726,289       4,365,242      3,872,051
  Deposits....................................     2,538,398        2,527,026        2,546,647       2,165,047      2,061,357
  Borrowings..................................     1,816,622        1,322,273        1,808,040       1,873,110      1,532,635
  Liabilities.................................     4,388,455        3,882,088        4,400,611       4,097,800      3,640,918
  Stockholders' equity........................       436,567          371,641          325,678         267,442        231,133
  Book value per share........................         25.61            21.95            18.88           15.52          12.82
  Tangible book value per share...............         25.18            21.40            18.14           14.98          12.78
Selected Ratios:
  Return on average assets....................          1.43%            1.24%            1.10%            0.93%         0.94%
  Return on average equity....................         15.97%           15.82%           16.93%           15.85%        14.91%
  Ratio of non-performing
     assets to total assets...................          0.10%            0.17%            0.17%            0.19%         0.40%
Other Data:
  Number of Bank full-service branches........            29               29               29              25             24

(1) Includes loans held for sale.

     Also see summarized results of operations on a quarterly basis for 2003, 2002 and 2001 in Note 15 of the Notes to Consolidated Financial Statements.

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

                                  ECONOMIC RISK

     There are three main components of economic risk: credit risk, collateral risk and market risk (which includes interest rate risk.)

Credit Risk

     Credit risk is the risk of default in the Company's loan portfolio that results from a borrower's inability to make contractually required payments. See "--Loss Provision--" and "--Non-performing Assets--."

     The determination of the allowance for loan losses and the valuation of real estate collateral are based on estimates that are susceptible to changes in the economic environment and market conditions. No loan loss provision was recorded during 2003. A downward turn in the current economic climate could increase the likelihood of losses due to credit risks. This could create the need for additional loan loss provisions.

Collateral Risk

     Collateral risk is the risk that the collateral securing the Bank's loans, primarily real estate, declines in value. A downward turn in the real estate market could increase the likelihood of losses if the loan exceeds the value of the collateral. This could create the need for additional loan loss provisions.

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

     See "--Asset-Liability Management--" in "--Quantitative and Qualitative Disclosures About Market Risk--" for additional information relating to market risk.

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

     Net earnings of $64.5 million or $3.70 per diluted share were recorded in 2003, compared to net earnings of $55.2 million or $3.15 per diluted share in 2002 and net earnings of $50.3 million or $2.85 per diluted share in 2001.

     Net earnings increased from 2002 to 2003 due to higher net interest income, higher prepayment fees and reduced operating expenses. In addition, there was a $1.6 million reduction in net tax provision resulting from a change in the California tax law relating to bad debts. The increase in net earnings from 2001 to 2002 was primarily due to higher net interest income and gain on sale of loans of $5.9 million from a revised estimate of the Bank's repurchase liability for loans sold with recourse.

     Consolidated assets at the end of 2003 were $4.8 billion, representing a 13% increase from $4.3 billion at the end of 2002 and a 2% increase from $4.7 billion at the end of 2001. The increase in assets during 2003 is attributable to increased loan origination activity. Loan originations totaled $2.3 billion in 2003, $1.3 billion in 2002 and $1.5 billion in 2001.

     No loss provision was recorded in 2003, 2002 or 2001. The Bank recorded net loan recoveries of $15 thousand, $950 thousand and $118 thousand during 2003, 2002 and 2001, respectively.

     Certain key financial ratios for the Company are presented below:

                                                                 Year Ended December 31,
                                                        -----------------------------------------
                                                                                        Average
                                                         Return on     Return on       Equity to
                                                          Average       Average         Average
                                                           Assets        Equity          Assets
                                                        -----------   -----------    ------------
2003..............................................          1.43%        15.97%          8.98%
2002..............................................          1.24         15.82           7.83
2001..............................................          1.10         16.93           6.52
2000..............................................           .93         15.85           5.85
1999..............................................           .94         14.91           6.29


     Non-performing assets (primarily loans 90 days past due or in foreclosure plus foreclosed real estate) decreased to $4.7 million or 0.10% of total assets as of December 31, 2003 from $7.0 million or 0.17% of total assets as of December 31, 2002 and $7.9 million or 0.17% of total assets at December 31, 2001. The decrease in non-performing assets over the last several years is attributable to lower balances of delinquent loans and the strength of the Southern California real estate market. See --"Non-Performing Assets--."

     As of February 1, 2004, 1,348,677 shares remain eligible for repurchase under the Company's authorized repurchase program. The Company repurchased common shares totaling 33,800 and 353,000 during 2003 and 2002, respectively. No shares were repurchased during 2001.

     At December 31, 2003 the Bank's regulatory risk-based capital ratio was 15.92% and its tangible and core capital ratios were 8.48%. The Bank met the regulatory capital standards necessary to be deemed "well-capitalized" at December 31, 2003. See --"Capital Requirements--."

                             COMPONENTS OF EARNINGS

Net Interest Income

     Net interest income is the primary component of the Company's earnings. The chief determinants of net interest income are the dollar amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid thereon. The greater the excess of average interest-earning assets over average interest-bearing liabilities, the more beneficial the impact on net interest income. The excess of average interest-earning assets over average interest-bearing liabilities was $262.9 million in 2003, $229.2 million in 2002 and $179.2 million in 2001. The increase over the last three years was due to accumulated earnings.

     The Company's net interest income is impacted by a time lag before changes in the cost of funds can be passed along to monthly adjustable rate loan customers. Savings and borrowing costs adjust to market rates quickly while it takes several months for loan yields to adjust. This time lag decreases the Company's net interest income during periods of rising interest rates. The reverse is true during periods of declining interest rates. See "--Asset-Liability Management--" in "--Quantitative and Qualitative Disclosures About Market Risk--" for further discussion.

     The following table sets forth the components of interest-earning assets and liabilities, the excess of interest-earning assets over interest-bearing liabilities, the yields earned and rates paid and net interest income for the periods indicated:

                                                                          At or for the Year Ended December 31,
                                                                        ----------------------------------------
                                                                           2003           2002           2001
                                                                        ----------    -----------    -----------
                                                                                (Dollars in thousands)
Average loans and mortgage-backed securities (1).................... $   4,194,404 $   4,091,852  $    4,181,554
Average investment securities.......................................       113,624       172,996         200,807
                                                                        ----------    -----------    -----------
Average interest-earning assets.....................................     4,308,028     4,264,848       4,382,361
                                                                        ----------    -----------    -----------
Average deposits....................................................     2,515,471     2,517,366       2,317,744
Average borrowings..................................................     1,529,630     1,518,283       1,885,426
                                                                        ----------    -----------    -----------
Average interest-bearing liabilities................................     4,045,101     4,035,649       4,203,170
                                                                        ----------    -----------    -----------
Excess of interest-earning assets over interest-bearing liabilities. $     262,927 $     229,199  $      179,191
                                                                        ==========    ===========    ===========

Yields earned on average interest-earning assets....................          5.40  %       6.08 %          7.50 %
Rates paid on average interest-bearing liabilities..................          2.18          3.16            4.79
Interest rate spread................................................          3.22          2.92            2.71
Effective net spread................................................          3.35          3.09            2.90

Total interest income............................................... $     232,634 $     259,303  $      328,679
Total interest expense..............................................        88,183       127,526         201,420
                                                                        ----------    -----------    -----------
                                                                           144,451       131,777         127,259
Total other income (2)..............................................         3,088         3,682           4,919
                                                                        ----------    -----------    -----------
Net interest income................................................. $     147,539 $     135,459  $      132,178
                                                                        ==========    ===========    ===========

 (1) Non-accrual loans are included in the average dollar amount of loans outstanding; however, no income is included for the period that each such loan was on non-accrual status.
 (2) Includes dividends on FHLB stock and other miscellaneous items.

     The Bank's interest rate spread increased by 30 basis points in 2003 compared to 2002 as the yield on earning assets declined by only 68 basis points while the cost of funds fell by 98 basis points due to declining short term interests rate throughout the year. The Bank's interest rate spread increased by 21 basis points in 2002 compared to 2001 as the yield on earning assets declined by only 142 basis points while the cost of funds fell by 163 basis points due to the declining short term interest rates throughout the year. The time lag inherent in the Bank's adjustable real estate loan portfolio ranges from one to three months.

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

                                              Year Ended December 31, 2003            Year Ended December 31, 2002
                                                         Versus                                  Versus
                                                    December 31, 2002                       December 31, 2001
                                          ------------------------------------    -------------------------------------
                                                      Change Due To                           Change Due To
                                          ------------------------------------    -------------------------------------
                                            Volume        Rate         Total        Volume        Rate          Total
                                          ---------    ---------    ----------    ---------    ----------    ----------
                                                                          (In thousands)
Interest Income:
  Loans and mortgage-backed
    securities.........................$     6,163  $   (29,014) $   (22,851)  $    (6,685) $   (58,564)  $   (65,249)
  Investments..........................     (1,770)      (2,048)      (3,818)       (1,309)      (2,818)       (4,127)
                                          ---------    ---------    ---------     ---------    ----------    ---------
    Total interest income..............      4,393      (31,062)     (26,669)       (7,994)     (61,382)      (69,376)
                                          ---------    ---------    ---------     ---------    ----------    ---------
Interest Expense:
  Deposits.............................        (46)     (21,822)     (21,868)        7,562      (41,232)      (33,670)
  Borrowings...........................        496      (17,971)     (17,475)      (18,628)     (21,596)      (40,224)
                                          ---------    ---------    ---------     ---------    ----------    ---------
    Total interest expense.............        450      (39,793)     (39,343)      (11,066)     (62,828)      (73,894)
                                          ---------    ---------    ---------     ---------    ----------    ---------
    Change in net interest income......      3,943        8,731       12,674         3,072        1,446         4,518
                                          ---------    ---------    ---------     ---------    ----------    ---------
Change in other items (1)..............                                 (594)                                  (1,237)
                                                                    ---------                                ---------
Total change in net interest
  Income including other items.........                          $    12,080                              $     3,281
                                                                    =========                                =========
 (1) Includes dividends on FHLB stock and other miscellaneous items.

Note: Changes in rate/volume (change in rate multiplied by the change in average volume) have been allocated to the change in rate or the change in volume based upon the respective percentages of the combined totals.

                                                       Interest Rate Spreads and Effective Net Spreads
                                                                   Year Ended December 31,
                          --------------------------------------------------------------------------------------------------------
                                 2003                 2002                  2001                 2000                  1999
                          -----------------    ------------------    -----------------    ------------------    ------------------
                           During    End of     During     End of     During    End of     During     End of     During     End of
                           Period    Period     Period     Period     Period    Period     Period     Period     Period     Period
                          -------    ------    -------    -------    -------    ------    -------    -------    -------    -------
Weighted average
   yield on loans and
   mortgage-backed
   securities.........     5.49%      5.09%     6.18%      5.98%      7.61%      6.57%     7.85%      8.15%      7.37%      7.31%
Weighted average
   yield on
   investment              2.20       2.64      3.65       4.41       5.16       3.52      6.11       5.63       5.41       5.69
   portfolio (1)......
Weighted average
   yield on all
   interest-earning        5.40       5.02      6.08       5.94       7.50       6.40      7.77       8.04       7.26       7.25
   assets.............
Weighted average
rate paid on
deposits..............     1.55       1.29      2.42       1.98       4.08       3.02      4.70       4.90       4.22       4.42
Weighted average
rate paid on
borrowings and
FHLB advances.........     3.21       2.76      4.39       3.63       5.67       4.74      6.29       6.46       5.59       5.88
Weighted average rate
   paid on all
   interest-bearing
   liabilities........     2.18       2.12      3.16       2.54       4.79       3.73      5.40       5.62       4.76       5.04
Interest rate
  spread(2)...........     3.22       2.90      2.92       3.40       2.71       2.67      2.37       2.42       2.50       2.21

Effective net
  spread(3)...........     3.35                 3.09                  2.90                 2.57                  2.69

(1) Dividends on FHLB stock and miscellaneous interest income were not considered in this analysis
(2) Weighted average yield on all interest-earning assets less weighted average rate paid on all interest-bearing liabilities
(3) Net interest income (excluding dividends on FHLB stock and other miscellaneous items) divided by average interest-earning assets

Loss Provision

     The Company did not record a loan loss provision during 2003, 2002 or 2001. No provision was recorded during the last three years because, based on analysis performed by management, existing allowances were sufficient to cover credit risks inherent in the loan portfolio. Non-performing assets decreased to $4.7 million in 2003 from $7.0 million in 2002 and $7.9 million in 2001 due to improvement in the economy and real estate markets in which the Bank operates. The Bank has a policy of providing for general valuation allowances, unallocated to any specific loan, but available to offset any loan losses. The allowance is maintained at an amount that management believes adequate to cover estimable and probable loan losses. The Company also maintains valuation allowances for impaired loans and loans sold with recourse. See "--Business - Loan Loss Allowance--." Management performs regular risk assessments of the Bank's loan portfolio to maintain appropriate valuation allowances. Additional loan loss provisions may be required to the extent that charge-offs are recorded against the valuation allowance for impaired loans, the general valuation allowance, or the repurchase liability for loans sold with recourse.

     The Company recorded net loan recoveries of $15 thousand during 2003, $950 thousand during 2002 and $118 thousand during 2001. The recoveries resulted from cash payments by borrowers on loans that had been previously charged-off.

Non-interest Income

     Loan servicing and other fees were $8.0 million in 2003 compared to $4.3 million in 2002 and $3.3 million in 2001. The increase in fees during 2003 was due to an increase in loan prepayments fees. Fees earned during 2002 and 2001 include reductions of $311 thousand and $134 thousand, respectively, to provide for impairment of the Bank's servicing asset due to accelerated payoffs and prepayments of loans serviced for others. There were no such reductions during 2003.

     Banking service fees were $5.1 million in 2003 compared to $4.6 million in 2002 and $3.8 million in 2001. The increase in these fees is due to an increase in fee-generating deposit accounts.

     Gain on sale of loans was $2.4 million in 2003, $7.8 million in 2002 and $656 thousand in 2001. Loan sales were $86.1 million, $134.2 million and $61.2 million during 2003, 2002 and 2001, respectively. The gain realized on cash loan sales was $944 thousand, $1.9 million and $656 thousand in 2003, 2002 and 2001, respectively. Cash gains fluctuate due to changes in market pricing based on interest rate trends. Also, the dollar amount of loans originated for sale varies based on the availability of attractive fixed rate loan programs to borrowers compared to the Bank's adjustable rate loan programs. In addition to cash gains, Gain on sale of Loans includes adjustments from prior years' sales. During 2003, the Bank revised its current estimate of the required repurchase liability for loans sold with recourse from $6.9 million to $5.4 million. During 2002, the Bank revised its current estimate of the required repurchase liability for loans sold with recourse from $12.8 million to $6.9 million. This reduced liability amount reflects the fact that the total portfolio of loans sold with recourse has been experiencing significant pay-offs, and has had better credit experience than previously estimated. As a result, included in gain on sale of loans for 2003 is a $1.5 million adjustment to the Bank's repurchase liability for loans sold with recourse. Included in gain on sale of loans for 2002 is a $5.9 million adjustment to the Bank's repurchase liability for loans sold with recourse. The Company's repurchase liability for loans sold with recourse represents the total losses that are estimated to occur over the remaining life of the portfolio of loans sold with recourse, discounted to present value.

     Real estate operations resulted in a net gain of $780 thousand in 2003, $339 thousand in 2002 and $304 thousand in 2001. Real estate operations include gain on sale of foreclosed properties, operational income and expense during the holding period, and recoveries of prior losses on real estate sold.

Non-interest Expense

     The ratio of non-interest expense to average total assets was 1.24% for 2003, 1.31% for 2002 and 1.17% for 2001. The decrease during 2003 compared to 2002 is primarily the result of a reduction in legal and advertising costs. The higher ratio during 2002 is the result of increased compensation and legal costs and a decrease in average total assets.

     Salary and benefit costs increased 3% in 2003 compared to 2002 primarily due to normal salary adjustments. Salary and benefit costs increased 10% in 2002 compared to 2001 primarily due to higher incentives and additional personnel hired in the commercial banking group.

     Occupancy expense decreased 5% in 2003 compared to 2002 due to a reduction in depreciation expense for certain assets that became fully depreciated in 2003.

     The following table details the components of non-interest expense for the periods indicated:

                                                                         Non-Interest Expense
                                                                        Year Ended December 31,
                                                  -------------------------------------------------------------------
                                                     2003          2002           2001          2000          1999
                                                  ----------    ----------    -----------    ----------    ----------
                                                                           (Dollars in thousands)
Salaries and Employee Benefits:
     Salaries..................................$     21,565  $     20,984  $      18,119  $     17,354  $     16,631
     Incentive compensation....................       3,917         3,122          2,472         1,987         1,677
     Payroll taxes.............................       1,883         1,827          1,652         1,486         1,607
     Employee benefit insurance................       1,016         1,386          1,203         1,320         1,220
     Bonus compensation........................       1,275         1,500          1,500           920         1,583
     Profit sharing............................       2,030         2,024          2,020         1,778         1,100
     SERP......................................         850         1,161            970           906           988
     401(k)....................................         540           310            356           354           299
     Other salaries and benefits...............         408           313          1,390           339         1,559
                                                  ----------    ----------    -----------    ----------    ----------
                                                     33,484        32,627         29,682        26,444        26,664
                                                  ----------    ----------    -----------    ----------    ----------
Occupancy:
     Rent......................................       4,690         4,673          4,439         4,539         4,395
     Equipment.................................       1,378         1,836          1,971         2,318         2,145
     Maintenance costs.........................         904           879            914           571           469
     Other occupancy...........................       1,199         1,169            978           603           850
                                                  ----------    ----------    -----------    ----------    ----------
                                                      8,171         8,557          8,302         8,031         7,859
                                                  ----------    ----------    -----------    ----------    ----------
Other Operating Expense:
     Insurance.................................         648           690            582           541           430
     Amortization of core deposit intangible...       1,995         1,962          1,564         1,965           452
     Data processing...........................       2,905         2,838          2,490         2,488         1,930
     Contributions.............................         409           363            450           518           299
     Professional services.....................         201           195            207           301             8
     Legal expenses............................       1,103         2,888          1,393           632         3,516
     OTS assessments...........................         667           708            653           568           567
     Federal deposit insurance premiums........         394           438            418           538         1,236
     Other operating costs.....................       5,297         5,568          5,633         4,822         4,334
                                                  ----------    ----------    -----------    ----------    ----------
                                                     13,619        15,650         13,390        12,373        12,772
                                                  ----------    ----------    -----------    ----------    ----------

Advertising....................................         315         1,378          1,800         1,417         1,864
                                                  ----------    ----------    -----------    ----------    ----------
  Total........................................$     55,589  $     58,212  $      53,174  $     48,265  $     49,159
                                                  ==========    ==========    ===========    ==========    ==========
Non-interest expense as
    % of average assets........................        1.24%         1.31%          1.17%         1.17%         1.30%
                                                  ==========    ==========    ===========    ==========    ==========

                             BALANCE SHEET ANALYSIS

     Consolidated assets at the end of 2003 were $4.8 billion, representing a 13% increase from $4.3 billion at the end of 2002 and a 2% increase from $4.7 billion at the end of 2001. The increase in assets during 2003 is attributable to increased loan origination activity. Loan originations totaled $2.3 billion in 2003, $1.3 billion in 2002 and $1.5 billion in 2001. Loan purchases totaled $500 thousand during 2003, $89 thousand during 2002 and $132.6 million during 2001. Principal repayments on loans totaled $1.7 billion during 2003, $1.5 billion during 2002 and $1.3 billion during 2001.

Real Estate Loan Portfolio

     At the end of 2003, 37.6% of the Bank's loans had adjustable interest rates based on monthly changes in the COFI, 22.1% were based on the 12MAT Index and 15.9% were based on the CODI. As part of its asset-liability management strategy, the Bank has maintained a high level of adjustable loans in its portfolio for several years. During 2003, the Bank focused on marketing adjustable loans based on the CODI. At December 31, 2003, CODI loans comprised 15.9% of the loan portfolio. Management believes that the high level of adjustable rate mortgages will help insulate the Bank from fluctuations in interest rates, notwithstanding the several month time lag between a change in its monthly cost of funds and a corresponding change in its loan yields. See "--Asset - Liability Management--."

     The Bank also originates adjustable rate loans with initial fixed interest rates with periods ranging from 3 to 10 years. By policy, the Bank will either match the fixed rate period of these loans with borrowings for the same term or will hold unmatched fixed rate loans in its portfolio up to 5% of total assets. Management believes that the limited origination of these hybrid fixed-rate loans will enhance the Company's overall return on assets. Loans originated under the hybrid programs totaled $434.3 million in 2003, $419.7 million in 2002 and $1.0 billion in 2001.

The following table summarizes loan originations and purchases by loan type for the periods indicated:

                                                                       December 31,
                                                                    2003           2002
                                                               --------------- --------------
                                                                      (In thousands)
 Fixed.........................................................$       64,120  $     110,154
 Hybrid........................................................       434,314        419,690

Adjustable:
 12MAT.........................................................       817,217        303,443
 CODI..........................................................       745,507         20,082
 COFI..........................................................       158,368        383,852
 LIBOR.........................................................         2,350         20,887
 Prime.........................................................        53,154         30,664
                                                                 -------------   ------------
     Total.....................................................$    2,275,030  $   1,288,772
                                                                 =============   ============

     In 2003, 2002 and 2001, the Bank placed $760 thousand, $1.4 million and $5.0 million, respectively, in mortgages with other lenders under fee arrangements. These loans are not included in the Bank's loan originations. In 2003, loans made on the security of single-family properties (one-to-four units) comprised 75% of the dollar amount of new loan originations. Loans made on the security of multi-family properties (five or more units) comprised 21% of new originations. Loans made on the security of commercial real estate properties comprised 2% of new loan originations. Business loans originated by the commercial lending units totaled 1% of new loan originations. Adjustable rate mortgages comprised 78% of new loan activity during 2003 compared with 59% during 2002 and 18% during 2001.

     The following table details loan originations and loan purchases by loan type for the periods indicated:

                                                          Loan Originations and Purchased by Type
                                                                  Year Ended December 31,
                                          ----------------------------------------------------------------------
                                              2003           2002           2001            2000          1999
                                          -----------    -----------    -----------     -----------    ---------
                                                                      (In thousands)
Single family (one-to-four units)......$  1,712,584   $     728,309  $     912,974  $      658,808  $    779,698
Multi-family...........................       470,426       441,407        407,458         333,466       118,622
Commercial real estate.................        35,237        84,050        150,735          70,807        37,744
Commercial business loans..............        31,581        17,572         16,172          11,759         7,768
Other..................................        25,702        17,434         14,996           6,170           301
                                          -----------    -----------    -----------     -----------    ---------
Total..................................$    2,275,530 $   1,288,772  $   1,502,335  $    1,081,010  $    944,133
                                          ===========    ===========    ===========     ===========    =========

     No loans were originated upon the sale of real estate owned during 2003 or 2001. Loans originated upon the sale of real estate owned totaled $375 thousand during 2002.

     The Bank's loan products may provide for initial monthly payments that are calculated based on pay rates that are lower than the fully-indexed interest and principal due. Any interest not fully paid by such lower first year payments is added to the principal balance of the loan. This, as well as shortfalls resulting from a 7 1/2 % annual payment cap, causes negative amortization until payments increase to cover interest and principal repayment shortfalls. Due to negative amortization, loan-to-value ratios may increase above those calculated at the inception of the loan.

     The Bank does not normally lend in excess of 90% of the appraised collateral value on adjustable mortgage loans ("AMLs"). Where the Bank does lend in excess of 90% of the appraised value, additional fees and rates are charged. Mortgage insurance is required on loans in excess of 80% or premium rates and/or fees are charged if the mortgage insurance requirement is waived. Subsequent to the origination of a loan, the Bank may purchase private mortgage insurance with its own funds. Loans originated with an initial loan-to-value greater than 80% with no private mortgage insurance totaled $486.7 million at December 31, 2003 compared to $159.7 million at December 31, 2002 and $354.5 million at December 31, 2001. See "--Business - Interest Rates, Terms and Fees--."

Loan Composition

     Loans based on the security of single-family properties (one-to-four units) comprise the largest category of the Bank's loan portfolio. The loan portfolio also includes loans secured by multi-family and commercial and industrial properties. At December 31, 2003, 55% of the loan portfolio consisted of first liens on single-family properties while first liens on multi-family properties were 35% of the portfolio, and first liens on commercial properties represented 8% of the portfolio. Commercial business loans, construction loans, consumer loans and other loans comprised the remaining 2% of the loan portfolio at December 31, 2003.

         The following table sets forth the composition of the Bank's portfolio of loans and mortgage-backed securities for each of the last five years:

                                                                     Year Ended December 31,
                                              ----------------------------------------------------------------------
                                                  2003          2002           2001           2000           1999
                                              -----------    ----------    -----------    -----------    -----------
                                                                          (In thousands)
REAL ESTATE LOANS
 First trust deed residential loans:
   One-to-four units......................$     2,456,971 $   1,723,690 $    2,121,899  $   2,158,940  $   1,813,783
   Five or more units.....................      1,547,771     1,646,430      1,525,749      1,308,440      1,123,308
                                              -----------    ----------    -----------    -----------    -----------
        Residential loans.................      4,004,742     3,370,120      3,647,648      3,467,380      2,937,091

OTHER REAL ESTATE LOANS
   Commercial and industrial..............        345,273       419,273        358,159        217,619        183,194
   Construction...........................          9,053         6,927         38,060             --             --
   Land...................................             --           203          1,481             --             --
   Second trust deeds.....................          7,281         5,965          9,472          8,543         13,489
                                              -----------    ----------    -----------    -----------    -----------
     Real estate loans....................      4,366,349     3,802,488      4,054,820      3,693,542      3,133,774

 NON-REAL ESTATE LOANS:
   Manufactured housing...................             --            --             --            391            613
   Deposit accounts.......................            649         1,185          1,267            576            683
   Commercial business loans..............         34,424        19,582         18,882         12,600          8,140
   Consumer loans.........................         49,738        35,395         19,546          6,555            593
                                              -----------    ----------    -----------    -----------    -----------
     Loans receivable.....................      4,451,160     3,858,650      4,094,515      3,713,664      3,143,803

LESS:
   General valuation allowance............         75,238        75,223         72,919         70,809         69,954
   Impaired loan valuation allowance......            496           496          1,850          1,792          2,596
   Unearned loan fees.....................          1,314        13,696         14,857         11,779         10,706
                                              -----------    ----------    -----------    -----------    -----------
     Net loans receivable (1).............      4,374,112     3,769,235      4,004,889      3,629,284      3,060,547

FHLMC AND FNMA MORTGAGE-BACKED
SECURITES (at fair value):
   Secured by single family dwellings.....        128,465       192,395        272,419        360,210        412,469
   Secured by multi-family dwellings......          6,711         8,190         11,660         14,195         16,172
                                              -----------    ----------    -----------    -----------    -----------
        Mortgage-backed securities........        135,176       200,585        284,079        374,405        428,641
                                              -----------    ----------    -----------    -----------    -----------

                TOTAL                     $     4,509,288 $   3,969,820 $    4,288,968  $   4,003,689  $   3,489,188
                                              ===========    ==========    ===========    ===========    ===========
(1) Includes loans held-for-sale.

     Unearned loan fees decreased to $1.3 million at December 31, 2003 from $13.7 million at December 31, 2002 due to the high volume of wholesale loans originated during 2003. Wholesale loans typically have deferred origination costs in excess of loan origination income.

Loans Sold with Recourse

     The Bank has loss exposure on certain loans sold with recourse. These loans are substantially all secured by multi-family properties. Loans sold with recourse totaled $91.0 million as of December 31, 2003, $108.6 million as of December 31, 2002 and $137.2 million as of December 31, 2001. Although no longer owned by the Bank, these loans are evaluated for the purposes of computing the repurchase liability and measuring risk exposure for regulatory capital. Under the Bank's current policy, it no longer enters into loans sold with recourse agreements.

                                  ASSET QUALITY

 Asset Quality Ratios

     The following table sets forth certain asset quality ratios of the Bank for the periods indicated:

                                                                          Year Ended December 31,
                                                   --------------------------------------------------------------------
                                                       2003          2002           2001          2000           1999
                                                   ----------   -----------    -----------    ----------    -----------
Non-performing loans to gross loans
  receivable (1)................................         0.08%        0.17%         0.16%            0.17%         0.42%
Non-performing assets to total assets (2).......         0.10%        0.17%         0.17%            0.19%         0.40%
Loan loss allowances to non-performing
  loans (3).....................................        2,266%       1,126%        1,151%           1,160%          528%
General loss allowances to gross loans
  receivable (4)................................         1.70%        1.96%         1.83%            1.95%         2.31%

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

                                                                     Non-Performing Assets
                                                                          December 31,
                          ----------------------------------------------------------------------------------------------------------
                                 2003                  2002                  2001                  2000                   1999
                          ------------------    ------------------    -----------------     -----------------     ------------------
                             $          %          $          %          $          %          $          %          $           %
                          -------    -------    -------    -------    -------    ------     ------     ------     ------     -------
                                                                    (Dollars in thousands)
Real estate owned:
Single family..........$   1,324        28%  $     519         7%  $   1,671        21% $    2,507        30% $    1,069         7%
Multi-family...........       --        --          --        --         164         2          --        --       1,483        10
Less: general
  valuation allowance..       --        --        (200)       (2)       (350)       (4)       (350)       (4)       (350)       (2)
                          -------    -------    -------    -------    -------    ------     ------     ------     ------     -------
Total real estate owned    1,324        28         319         5       1,485        19       2,157        26       2,202        15
Non-performing loans:
Single family..........    3,326        71       5,705        81       6,062        76       5,603        68       9,626        62
Multi-family...........       --        --       1,017        14         422         5         662         8       3,995        26
Commercial and                                                                                                                   1
  industrial...........       --        --          --        --          --         --         --        --         225
Other..................       16         1          --        --          16         1          --        --          --        --
Less: valuation
  allowance............       --        --          --        --         (57)       (1)       (123)       (2)       (625)       (4)
                          -------    -------    -------    -------    -------    ------     ------     ------     ------     -------
Total non-performing
  loans................    3,342        72       6,722        95       6,443        81       6,142        74      13,221        85
                          -------    -------    -------    -------    -------    ------     ------     ------     ------     -------
Total..................$   4,666       100%  $   7,041       100%  $   7,928       100% $    8,299       100% $   15,423       100%
                          =======    =======    =======    =======    =======    ======     ======     ======     ======     =======
Ratio of
  non-performing
  assets to total
  assets...............               0.10%                 0.17%                 0.17%                 0.19%                 0.40%
                                     =======               =======               ======                ======                =======

     The decrease in non-performing loans over the last several years is due to reductions in delinquent loans and non-performing loans due to continued strength in the Southern California real estate markets.

     Single-family non-performing loans are primarily due to factors such as unemployment and declining personal income. Multi-family and commercial non-performing loans are attributable primarily to factors such as declines in occupancy rates, employment rates and rental rates. The Bank actively monitors the status of all non-performing loans.

     Impaired loans totaled $3.3 million, $1.6 million and $7.4 million, net of related allowances of $496 thousand, $496 thousand and $1.9 million as of December 31, 2003, 2002 and 2001, respectively. See "--Business - Non-accrual, Past Due, Impaired and Restructured Loans--" for further discussion of impaired loans.

     The Bank's modified loans result primarily from temporary modifications of principal and interest payments or an extension of maturity dates. Under these arrangements, loan terms are typically reduced to no less than a required monthly interest payment. Any loss of revenues under the modified terms would be immaterial to the Bank. If the borrower is unable to return to scheduled principal and interest payments at the end of the modification period, foreclosure procedures are initiated, or, in certain circumstances, the modification period is extended. As of December 31, 2003, the Bank had modified loans totaling $5.7 million, net of loan loss allowances of $496 thousand. This compares with $3.4 million and $7.4 million, net of allowances, as of December 31, 2002 and December 31, 2001 respectively. Modified loans included as impaired loans totaled $3.3 million, $1.6 million and $6.4 million, net of valuation allowances, as of December 31, 2003, 2002 and 2001, respectively. No modified loans were 90 days or more delinquent as of December 31, 2003, 2002 or 2001.

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

     The Bank's strategy is to keep cash and liquid investments at a modest level due to the availability of credit lines. After the repeal of the liquidity regulation, the Bank's liquidity policy was modified to include unused borrowing capacity in the definition of available liquidity. The Bank's current liquidity policy requires that cash and cash equivalents, short-term investments and unused borrowing capacity be maintained at a minimum level of 10% of the Bank's liquidity base (defined as deposits and borrowings due within one year.) As of December 31, 2003, liquidity-qualifying balances were 13.54% of the Bank's liquidity base.

 External Sources of Funds

     External sources of funds include deposits, loan sales, advances from the FHLB and reverse repurchase agreements ("reverse repos"). For purposes of funding asset growth, the source or sources of funds with the lowest total cost for the desired term are generally selected. The incremental source of funds used most often during the last three years were advances from the FHLB.

     Deposits are accepted from full-service banking branches, national deposit brokers ("brokered deposits") and telemarketing sources. The cost of funds, operating margins and net earnings of the Bank associated with brokered and telemarketing deposits are generally comparable to the cost of funds, operating margins and net earnings of the Bank associated with deposits, FHLB borrowings and repurchase agreements. As the cost of each source of funds fluctuates from time to time, based on market rates of interest offered by the Bank and other depository institutions, the Bank selects funds from the lowest cost source until the relative costs change. As the cost of funds, operating margins and net earnings of the Bank associated with each source of funds are generally comparable, the Bank does not deem the impact of its use of any one of the specific sources of funds at a given time to be material.

     Deposits at full-service banking branches were $2.5 billion at December 31, 2003, $2.3 billion as of December 31, 2002 and $2.1 billion at December 2001. Management attributes the increase in deposits over the last two years to increased deposits from stock market investors wanting more security for their investments due to price volatility in the stock market.

     Deposits obtained from national brokerage firms ("brokered deposits") are considered a source of funds similar to a borrowing. In evaluating brokered deposits as a source of funds, the cost of these deposits, including commission fees, is compared to other funding sources. The Bank had no brokered deposits at December 31, 2003. This compares to $161.3 million at December 31, 2002 and $356.8 million at December 31, 2001. Utilization of brokered deposits decreased during 2003 due to the availability of cash from loan payoffs and growth in full-service branch deposits.

     Telemarketing  deposits  decreased by $49.0 million to $15.6 million at the end of 2003. This compares with $64.6 million at the end of 2002 and $100.7 million at the end of 2001. These deposits are normally large deposits from pension plans, managed trusts and other financial institutions. The level of telemarketing deposits varies based on the activity of investors, who are typically professional money managers. The availability of telemarketing deposits also varies based on the investors' perception of the Bank's creditworthiness. During 2003, the balance of telemarketing deposits decreased as a result of cash flows from loan payoffs and growth in full-service branch deposits.

     Loan sales were $86.1 million in 2003. This compares to $134.2 million during 2002 and $61.2 million during 2001. Loan sales increased during 2002 and 2001 due to the increased demand by clients for 30-year and 15-year fixed rate mortgages which are originated by the Bank for sale to other financial institutions.

     FHLB advances were $1.7 billion at the end of 2003, $1.2 billion at the end of 2002 and $1.6 billion at the end of 2001. Borrowings from the FHLB increased during 2003 in order to fund loan originations which grew to $2.3 billion during 2003 compared to $1.3 billion during 2002. These funds were the most cost effective in 2003 when compared to deposit broker and telemarketing funds.

     Reverse repurchase agreements are short-term borrowings secured by mortgage-backed and investment securities. These borrowings decreased to $122.6 million at the end of 2003 from $155.3 million at the end of 2002 and $211.0 million at the end of 2001. Borrowings under reverse repurchase agreements have decreased over the last three years due to prepayments of the underlying mortgage collateral. The Bank has not securitized any mortgage loans for use in collateralized borrowings for several years.

Internal Sources of Funds

     Internal sources of funds include loan principal payments, loan payoffs, and positive cash flows from operations. Principal payments were $1.7 billion in 2003 compared to $1.5 billion in 2002 and $1.3 billion in 2001. Principal payments include both scheduled principal paydowns and prepayments which are a function of real estate activity and the general level of interest rates. The increase in prepayments has been attributable to the low level of interest rates available on 30-year and 15-year fixed rate loans available to customers.

     The Company anticipates that it will have sufficient funds available to fund current loan origination activity. At December 31, 2003, the Company has a credit facility with the FHLB in the form of advances and lines of credit which allow borrowings of up to 50% of the Bank's assets as computed for regulatory purposes. At December 31, 2003, this amounted to approximately $2.4 billion. At December 31, the Company had $1.7 billion in advances from the FHLB. Certificates of deposits which have contractual maturities of one year or less from December 31, 2003, totaled $435.2 million. If a significant portion of the maturing certificates are not renewed at maturity, the Company's other sources of liquidity include principal and interest payments on loans, proceeds from loan sales and other borrowings, such as reverse repurchase transactions. The Company could also choose to pay higher rates to maintain maturing deposits, which could result in an increased cost of funds. Historically, the Company has retained a significant portion of maturing deposits. While management anticipates that there may be some outflow of these deposits upon maturity due to the current competitive rate environment, these are not expected to have a material impact on the long-term liquidity position of the Company.

     The  table  below  details  the  amounts  of  the   Company's   contractual
obligations by maturity at December 31, 2003.

                                                                     Payments due by period
                                         ------------------------------------------------------------------------------
                                                                                             Less than      More than
                                             Total           1 year        1 - 3 years      3 - 5 years      5 years
                                         -------------   -------------    ------------     ------------   -------------
                                                                         (In thousands)
Fixed-rate term certificates..........$      569,127   $     435,161   $      116,672  $        17,294  $          --
FHLB advances.........................     1,694,000       1,082,000          492,000           95,000         25,000
Reverse repurchase agreements.........       122,622         122,622               --               --             --
Operating lease obligations...........        20,417           4,262            7,825            6,087          2,243
                                         -----------     -----------      -----------       ----------    -----------
Total.................................$    2,406,166   $   1,644,045   $      616,497  $       118,381  $      27,243
                                         ===========     ===========      ===========       ==========    ===========

Capital Requirements

     Current OTS regulatory capital standards require that the Bank maintain tangible capital of at least 1.5% of total assets, core capital of 4.0% of total assets, and risk-based capital of 8.0% of total risk-weighted assets. Among other things, failure to comply with these capital standards will result in restrictions on asset growth and necessitate the preparation of a capital plan, subject to regulatory approval. Generally, any institution with a risk-based capital ratio in excess of 10% and a core capital ratio greater than 5% is considered "well-capitalized" for regulatory purposes. Institutions who maintain this capital level can utilize brokered deposits at their discretion. Additionally, if they achieve a sufficient ranking on their regulatory examination, they may be assessed lower deposit insurance premiums.

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

     The following table summarizes the capital ratios of the "well capitalized" category and the Bank's regulatory capital position at December 31, 2003 as compared to such ratios. As indicated in the table, the Bank's capital levels exceeded the three minimum capital ratios of the "well capitalized" category:

                                                                         December 31, 2003
                                                                      Amount              %
                                                                   ---------           ------
                                                                     (Dollars in thousands)
   Core capital requirement..........................               $240,848             5.00%
   Bank's core capital...............................                408,524             8.48
                                                                    --------           ------
     Excess core capital.............................               $167,676             3.48%
                                                                    ========           ======

   Tier 1 risk-based capital requirement.............               $167,254             6.00%
   Bank's tier 1 risk-based capital..................                408,524            14.66
                                                                    --------            -----
     Excess tier 1 risk-based capital................               $241,270             8.66%
                                                                    ========           ======

   Risk-based capital requirement....................               $278,757            10.00%
   Bank's risk-based capital.........................                443,867            15.92
                                                                    --------            -----
     Excess risk-based capital.......................               $165,110             5.92%
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

     The Bank's asset-liability management policy is designed to improve the balance between the maturities and repricings of interest-earning assets and interest-bearing liabilities in order to better insulate net earnings from interest rate fluctuations. Under this program, the Bank emphasizes the funding of monthly adjustable mortgages with short-term savings and borrowings and matching the maturities of these assets and liabilities. The Bank also originates adjustable rate loans with initial fixed interest rates for periods ranging from 3 to 10 years. By policy, the Bank will either match the fixed rate period of these loans with borrowings for the same term or will hold unmatched fixed rate loans in its portfolio up to 5% of total assets.

     At the end of 2003, 37.6% of the Bank's loans had adjustable interest rates based on monthly changes in the COFI, 22.1% were based on the 12MAT Index and 15.9% were based on the CODI. Comparisons over the last several years show that changes in the Bank's cost of funds generally correlate with changes in these indices. The Bank does not use any futures, options or swaps in its asset-liability strategy.

     Assets and liabilities that are subject to repricing are considered rate sensitive. The mis-match in the repricing of rate sensitive assets and liabilities is referred to as a company's "GAP." The GAP is positive if rate-sensitive assets exceed rate-sensitive liabilities for any specified repricing term. Generally, a positive GAP benefits a company during periods of increasing interest rates. The reverse is true during periods of decreasing interest rates. The indices used by the Bank's real estate loans lag changes in interest rates from 60 to 90 days while prime-based business loans re-price immediately. However, the Bank's short-term savings and borrowing costs adjust quickly causing net interest income to initially decrease during periods of rising interest rates and increase during periods of declining interest rates. The movement of interest rates, whether up or down, cannot be accurately predicted and could have a negative impact on the earnings of the Bank.

     The following table shows the interest sensitivity of the Bank's assets and liabilities by repricing period at December 31, 2003 and the consolidated GAP position as a percentage of total assets at that time:

                                                                           INTEREST-SENSITIVITY GAP
                                                   --------------------------------------------------------------------------
                                                                                     Balances       Balances       Balances
                                                                     Balances        Repricing     Repricing       Repricing
                                                   Total Balance     Repricing      Within 1-3    Within 4-10        After
                                                                   Within 1 Year       Years         Years         10 Years
                                                   ------------    ------------    -----------    -----------    ------------
                                                                             (Dollars in thousands)
Interest-earning assets:
  FHLB and other interest-earning deposits..... $      16,836   $        16,836 $         --   $          --  $           --
  Investment securities, at fair value.........       116,411             8,371       15,594          15,887          76,559
  Mortgage-backed securities, at fair value....       135,176           135,083           75              18              --
  Loans receivable.............................     4,451,161         4,114,859      298,679          35,460           2,163
                                                   ----------        ----------    ---------      ----------      ----------
    Total interest-earning assets.............. $   4,719,584   $     4,275,149 $    314,348   $      51,365  $       78,722
                                                   ==========        ==========    =========      ==========      ==========
Interest-bearing liabilities:
  Demand accounts.............................. $   1,969,271   $     1,969,271 $         --   $          --  $           --
  Fixed rate term certificates.................       569,127           435,161      116,673          16,414             879
    FHLB advances..............................     1,694,000         1,082,000      492,000         120,000              --
    Reverse repurchase agreements..............       122,622           122,622           --              --              --
                                                   ----------        ----------    ---------       ---------      ----------
     Total interest-bearing liabilities........ $   4,355,020   $     3,609,054 $    608,673   $     136,414  $          879
                                                   ==========        ==========    =========      =========       ==========

Interest-sensitivity GAP....................... $     364,564   $       666,095 $   (294,325)  $     (85,049) $       77,843
                                                   ==========        ==========    =========      ==========      ==========
Interest-sensitivity GAP as a percentage of
    total assets...............................                           13.80%       (6.10)%        (1.78)%           1.61%
                                                                     ==========    =========      ==========      ==========
Cumulative interest-sensitivity GAP............                 $       666,095 $    371,770   $     286,721  $      364,564
                                                                     ==========    =========      ==========      ==========
Cumulative interest-sensitivity GAP as a
    percentage of total assets.................                           13.80%        7.71%          5.94%           7.56%
                                                                     ==========    =========      =========       =========

     In order to minimize the impact of rate fluctuations on earnings, management's goal is to keep the one-year GAP at less than 20% of total assets (positive or negative). At December 31, 2003, the Bank's one-year GAP ratio was a positive $666.1 million or 13.8% of total assets. This compares with a positive GAP ratio of 6.1% of total assets at December 31, 2002 and a negative GAP ratio of 6.1% of total assets at December 31, 2001. The increase in the positive one-year GAP at December 31, 2003 from the GAP at December 31, 2002 is due to an increase in the Bank's origination of monthly adjustable rate loans and the early repayment of hybrid loans. The change to a positive one-year GAP at December 31, 2002 from a negative GAP at December 31, 2001 was due to the Bank extending the maturities of its FHLB advances in order to match the fixed rate period of its hybrid loans.

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

     The  following  table  shows the  estimated  impact of a parallel  shift in interest rates on the Bank's net portfolio value at December 31, 2003 and December 31, 2002:
                                                      Percentage
     Change in Interest Rates                 Change in Net Portfolio Value(1)
         (In Basis Points)                      2003                  2002
            +300..........................      (14)%                (12)%
            +200..........................      (11)%                 (9)%
            +100..........................       (8)%                 (5)%
           --100.........................        9 %                  10%
           --200.........................       --%(2)               --%(2)
           --300.........................       --%(2)               --%(2)

(1) The percentage change represents the projected change in the net portfolio value of the Bank in a stable interest rate environment versus the net portfolio value in the various rate scenarios. The OTS defines net portfolio value as the present value of expected cash flows from existing assets minus the present value of expected cash flows from existing liabilities.

(2) A downward shift in interest rates of 200 basis points or 300 basis points for both December 31, 2003 and December 31, 2002 levels would result in negative interest rates in many cases. Therefore, modeling the impact of such declines as of December 31, 2003 and December 31, 2002 is not meaningful or practical.

The following table shows the contract terms and fair value of the Bank's interest-earning assets and interest-bearing liabilities as of December 31, 2003 categorized by type and expected maturity for each of the next five years and thereafter:

                                                         Expected Maturity Date as of December 31, (1)
                           --------------------------------------------------------------------------------------------------------
                                                                                                             Total
                              2004         2005          2006         2007         2008      Thereafter     Balance      Fair Value
                           ---------    ----------    ----------    --------    ---------    ---------     ---------    -----------
                                                                       (Dollars in thousands)
Interest-earning assets:
  Loans receivable:
    Adjustable rate loans:
     Single family........ $   775,676  $   746,131   $    481,073  $  222,133  $  108,626   $   109,666  $   2,443,305 $  2,530,523
      Average interest
     rate.................        5.10%        4.96%         4.89%        4.83%       4.80%        4.78%           4.96%
     Multi-family.........     460,170      389,175        273,129     158,868      93,750       151,094      1,526,186    1,582,830
      Average interest
     rate.................        5.10%        4.94%         4.89%        4.73%       4.61%        4.58%           4.90%
     Commercial and
     industrial...........     120,924       80,708         53,419      25,292      14,641        19,540        314,524      336,909
      Average interest
     rate.................       6.35%        6.01%         6.07%        5.50%       5.39%         4.99%           6.02%
     Fixed rate loans:
     Single family........       7,087        4,281          1,662         462         126            47         13,665       14,610
      Average interest
     rate.................        6.81%        5.93%         5.78%        5.75%       5.73%        5.71%           6.36%
     Multi-family.........      10,140        6,539          3,048       1,024         423           411         21,585       23,459
      Average interest
     rate.................        7.48%        7.10%         6.81%        6.59%       6.44%        6.51%           7.19%
     Commercial and
     industrial...........      16,512        8,137          3,614       1,588         542           356         30,749       33,807
      Average interest
     rate.................        7.60%        7.50%         7.86%        7.80%       7.98%        8.20%           7.63%
     Commercial business
     loans................       7,675        8,681          9,184       8,884          --            --         34,424       35,373
      Average interest
     rate.................        5.64%        5.64%         5.64%        5.64%         --            --           6.23%
     Construction loans...       4,540        4,513             --          --          --            --          9,053        9,370
      Average interest            8.50%        8.50%            --          --          --            --           8.50%
     rate.................
     Consumer loans.......      57,562            8              9          10          11            70         57,670       49,998
      Average interest
     rate.................        5.00%        9.00%         9.00%        9.00%       9.00%         9.00%          5.01%
    Mortgage-backed
     securities:
    Adjustable:                 56,386       32,389         19,127      11,266       6,617         9,206        134,991      134,991
      Average interest
     rate.................        2.92%        2.92%         2.92%        2.92%       2.92%        2.92%           2.92%
    Fixed:                          91           50             26          13           5           --             185          185
      Average interest
     rate.................        8.00%        8.00%         8.00%        8.00%       8.00%          --            8.00%
    Investment securities,
     overnight
     investments and
     interest-bearing
     deposits:                  18,121        1,149          1,191       1,201       1,067       110,518        133,247      133,247
      Average interest
     rate.................        0.96%        3.62%         3.64%        3.59%       3.17%         3.25%          2.94%
                              ---------    ----------    ----------    --------    --------    ---------      ---------    ---------
Total interest-earning
     assets............... $ 1,534,884  $ 1,281,761  $    845,482  $   430,741  $  225,808   $   400,908  $   4,719,584 $  4,885,302
                             =========    =========     =========     ========     ========    =========      =========    =========
Interest-bearing
     liabilities:
  Deposits:
     Checking accounts.... $   471,604  $        --   $         --  $       --  $       --   $        --  $     471,604 $    471,604
      Average interest
     rate.................        0.10%          --             --          --          --            --           0.10%
     Savings accounts.....   1,497,667           --             --          --          --            --      1,497,667    1,497,667
      Average interest
     rate.................        1.41%          --             --          --          --            --           1.41%
     Certificate accounts.     434,853       85,564         31,108       6,748       8,881         1,973        569,127      578,754
      Average interest
     rate.................        1.49%        3.72%         2.96%        4.32%       3.19%        3.14%           1.97%
     Borrowings:
     FHLB advances........   1,082,000      212,000        280,000      85,000      10,000        25,000      1,694,000    1,721,309
      Average interest
     rate.................        2.16%        3.55%         4.30%        4.56%       5.43%        6.06%           2.88%
     Reverse repurchase
     agreements...........     122,622           --            --           --           --           --        122,622      122,581
      Average interest
     rate.................        1.12%          --            --           --           --           --           1.12%
                              ---------   ---------    ----------     --------    --------     ---------      ---------    ---------
Total interest-bearing
     liabilities.......... $ 3,608,746 $   297,564   $    311,108  $    91,748  $   18,881   $    26,973  $   4,355,020 $  4,391,915
                             =========    =========    ==========     ========    ========     =========      =========    =========

(1)  Expected maturities are contractual  maturities adjusted for prepayments of principal.  The Bank uses certain  assumptions  to estimate fair values and expected  maturities.  For  assets,  expected  maturities  are  based  upon contractual  maturity,  projected  repayments and prepayments of principal.
     The  prepayment   experience  used  is  based  on  the  Bank's   historical
     experience.  The Bank's average CPR (Constant  Prepayment  Rate) is 48% for the  single-family  portfolio and 36% for its  multi-family  and commercial real estate portfolios. For fixed rate loans, the Bank's average CPR is 72%
     and 48%  respectively.  The Bank used  estimated  deposit  runoff  based on available industry information.

                                  STOCK PRICES

     The common stock of FirstFed Financial Corp. is traded on the New York Stock Exchange under the trading symbol "FED". The quarterly high and low information presented below is based on information supplied by the New York Stock Exchange.

     The Company has never declared or paid a cash dividend to its stockholders.

     As of February 1, 2004, there remain 1,348,677 shares eligible for repurchase under the Company's stock repurchase program. The Company repurchased 33,800 and 353,000 shares of its common stock at average prices of $28.53 and $25.02 during 2003 and 2002, respectively. No shares were repurchased during 2001.

                           PRICE RANGE OF COMMON STOCK

              First Quarter          Second Quarter           Third Quarter           Fourth Quarter
             High      Low          High           Low       High          Low        High        Low
2003        $31.30    $26.41      $35.57        $29.86      $41.50      $34.77      $49.05       $39.93
2002         27.00     24.58       29.90         26.26       28.89       23.89       29.15        23.92
2001         32.06     26.25       31.00         28.00       36.30       24.00       25.95        21.90
2000         16.63     11.88       14.56         11.69       23.00       14.06       33.13        21.31
1999         18.00     15.56       20.00         15.31       17.81       15.00       18.50        12.81

ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                     FIRSTFED FINANCIAL CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    (Dollars in thousands, except share data)

                                                                            December 31,            December 31,
                                                                                2003                    2002
                                                                          ---------------       -----------------
ASSETS
Cash and cash equivalents........................................     $            54,318   $              45,199
Investment securities, available-for-sale (at fair value)
  ($11,347 and $0 pledged)  (Notes 2 and 10).....................                 116,411                 103,055
Mortgage-backed securities, available-for-sale (at fair value)
  ($114,360 and $151,775 pledged)  (Notes 3 and 10)..............                 135,176                 200,585
Loans receivable, held-for-sale (fair value of $494 and $2,300)
  (Note 4).......................................................                     492                   2,293
Loans receivable, net (Notes 4 and 9)............................               4,373,620               3,766,942
Accrued interest and dividends receivable........................                  16,941                  17,752
Real estate, net (Note 5)........................................                   1,324                     347
Office properties and equipment, net (Note 6)....................                  10,568                  10,342
Investment in Federal Home Loan Bank (FHLB) stock, at cost
  (Notes 7 and 9)................................................                  87,775                  78,728
Other assets.....................................................                  28,397                  28,486
                                                                          ---------------       -----------------
                                                                      $         4,825,022   $           4,253,729
                                                                          ===============       =================
LIABILITIES

Deposits (Note 8)................................................     $         2,538,398   $           2,527,026
FHLB advances (Notes 7 and 9) ...................................               1,694,000               1,167,000
Securities sold under agreements to repurchase (Note 10).........                 122,622                 155,273
Accrued expenses and other liabilities...........................                  33,435                  32,789
                                                                          ---------------       -----------------
                                                                                4,388,455               3,882,088
                                                                          ---------------       -----------------

COMMITMENTS AND CONTINGENT LIABILITIES
 (Notes 1, 4, 6 and 13)

STOCKHOLDERS' EQUITY (Notes 12 and 13)

Common stock, par value $.01 per share;
  Authorized 100,000,000 shares; issued 23,543,339 and 23,395,202
  shares, outstanding 17,045,643 and 16,931,306 shares..............                  235                     234
Additional paid-in capital..........................................               37,733                  35,680
Retained earnings - substantially restricted.....................                 483,360                 418,885
Unreleased shares to employee stock
  ownership plan ................................................                    (125)                   (597)
Treasury stock, at cost, 6,497,696 and 6,463,896 shares..........                 (85,727)                (84,762)
Accumulated other comprehensive earnings, net of taxes...........                   1,091                   2,201
                                                                          ---------------       -----------------
                                                                                  436,567                 371,641
                                                                          ---------------       -----------------
                                                                      $         4,825,022   $           4,253,729
                                                                          ===============       =================

                           See accompanying notes to consolidated financial statements

                     FIRSTFED FINANCIAL CORP. AND SUBSIDIARY
        CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE EARNINGS
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                  (Dollars in thousands, except per share data)

                                                                         2003               2002              2001
                                                                    --------------     --------------    --------------
Interest income:
     Interest on loans.......................................    $        224,779  $         243,716  $        298,942
     Interest on mortgage-backed securities..................               5,328              9,154            19,803
     Interest and dividends on investments...................               5,774             11,008            15,187
                                                                    --------------     --------------    --------------
        Total interest income................................             235,881            263,878           333,932
                                                                    --------------     --------------    --------------
Interest expense:
     Interest on deposits (Note 8)...........................              39,104             60,808            94,568
     Interest on borrowings (Notes 9 and 10).................              49,238             67,611           107,186
                                                                    --------------     --------------    --------------
        Total interest expense...............................              88,342            128,419           201,754
                                                                    --------------     --------------    --------------
Net interest income..........................................             147,539            135,459           132,178
     Provision for loan losses (Note 4)......................                  --                 --                --
                                                                    --------------     --------------    --------------
Net interest income after provision for loan losses..........             147,539            135,459           132,178
                                                                    --------------     --------------    --------------
Non-interest income:
     Loan servicing and other fees...........................               7,990              4,325             3,319
     Banking service fees....................................               5,095              4,604             3,791
     Gain on sale of loans...................................               2,444              7,806               656
     Real estate operations, net (Note 5)....................                 780                339               304
     Other operating income..................................                 432              1,000               849
                                                                    --------------     --------------    --------------
        Total other income...................................              16,741             18,074             8,919
                                                                    --------------     --------------    --------------
Non-interest expense:
     Salaries and employee benefits (Note 13)................              33,484             32,627            29,682
     Occupancy (Note 6)......................................               8,171              8,557             8,302
     Advertising.............................................                 315              1,378             1,800
     Amortization of core deposit intangible.................               1,995              1,962             1,564
     Federal deposit insurance...............................                 394                438               418
     Legal...................................................               1,103              2,888             1,393
     Other operating expense.................................              10,127             10,362            10,015
                                                                    --------------     --------------    --------------
        Total non-interest expense...........................              55,589             58,212            53,174
                                                                    --------------     --------------    --------------
Earnings before income taxes.................................             108,691             95,321            87,923
Income taxes (Note 11).......................................              44,216             40,149            37,621
                                                                    --------------     --------------    --------------
Net earnings.................................................    $         64,475  $          55,172  $         50,302
                                                                    ==============     ==============    ==============
Other comprehensive earnings (loss):
     Unrealized earnings (loss) on mortgage-backed
     securities and securities available-for-sale, net of taxes            (1,110)              (790)            5,149
                                                                    --------------     --------------    --------------
Comprehensive earnings.......................................    $         63,365  $          54,382  $         55,451
                                                                    ==============     ==============    ==============
Earnings per share: (Notes 12 and 15)
     Basic...................................................    $           3.80  $            3.22  $           2.92
                                                                    ==============     ==============    ==============
     Diluted.................................................    $           3.70  $            3.15  $           2.85
                                                                    ==============     ==============    ==============
Weighted average shares outstanding:
     Basic...................................................          16,986,725         17,149,712        17,234,591
                                                                    ==============     ==============    ==============
     Diluted.................................................          17,407,459         17,506,129        17,645,647
                                                                    ==============     ==============    ==============

                             See accompanying notes to consolidated financial statements

                     FIRSTFED FINANCIAL CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                    (Dollars in thousands, except share data)

                                                                                                         Accumulated Other
                                                                Retained     Unreleased                  Comprehensive
                                                                Earnings     Shares to                      Earnings
                                                 Additional  (Substantially     ESOP                     (Loss), Net of
                                     Common       Paid-In      Restricted)    (Notes 12    Treasury      Taxes (Notes 2
                                      Stock       Capital       Note 12)        and 13)     Stock            and 3)        Total
                                     -------    ---------    ------------    ----------    ---------    ---------------   --------

Balance, December 31, 2000......... $    233  $   32,540    $     313,411   $     (841) $   (75,743) $          (2,158) $   267,442
Exercise of employee stock options.        1         764               --           --           --                 --          765
Net decrease in unreleased shares
    to the ESOP....................       --       1,179               --          841           --                 --        2,020
Unrealized gain on securities
   available-for-sale, net of taxes       --          --               --           --           --              5,149        5,149
Restricted common stock forfeited..       --         187               --           --         (187)                --           --
Net earnings 2001..................       --          --           50,302           --           --                 --       50,302
                                    --------    --------     ------------    ---------    ---------    ---------------    ---------
Balance, December 31, 2001.........      234      34,670          363,713           --      (75,930)             2,991      325,678
Exercise of employee stock options.       --         407               --           --           --                 --          407
Net decrease in unreleased shares
    to the ESOP....................       --          --               --         (597)          --                 --         (597)
Benefit from stock option tax
   adjustment......................       --         603               --           --           --                 --          603
Unrealized loss on securities
   available-for-sale, net of taxes       --          --               --           --           --               (790)        (790)
Common stock repurchased (353,000)
   shares..........................       --          --               --           --       (8,832)                --       (8,832)
Net earnings 2002..................       --          --           55,172           --           --                 --       55,172
                                    --------     -------     ------------    ---------    ---------    ---------------    ---------
Balance, December 31, 2002.........      234      35,680          418,885         (597)     (84,762)             2,201      371,641
Exercise of employee stock options.        1       1,828               --           --           --                 --        1,829
Net increase in unreleased shares
    to the ESOP....................       --          --               --          472           --                 --          472
Benefit from stock option tax
   adjustment......................       --         225               --           --           --                 --          225
Unrealized loss on securities
   available-for-sale, net of taxes       --          --               --           --           --             (1,110)      (1,110)
Common stock repurchased (33,800)
   shares..........................       --          --               --           --         (965)                --         (965)
Net earnings 2003..................       --          --           64,475           --           --                 --       64,475
                                    --------     -------     ------------    ---------    ---------    ---------------    ---------
Balance, December 31, 2003......... $    235  $   37,733  $       483,360   $     (125) $   (85,727) $           1,091  $   436,567
                                    ========     =======     ============    =========    =========    ===============    =========








                                        See accompanying notes to consolidated financial statements


                     FIRSTFED FINANCIAL CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                                 (In thousands)

                                                                           2003              2002             2001
                                                                       ------------      ------------     ------------
     CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings.................................................    $       64,475  $         55,172  $        50,302
     Adjustments to reconcile net earnings to
      net cash provided by operating activities:
       Net change in loans held-for-sale..........................             1,801             2,953           (3,000)
       Depreciation and amortization..............................             1,371             1,652            1,919
       Valuation adjustments on real estate sold..................               (68)             (265)            (525)
       Amortization of fees and discounts.........................             2,009             3,926            5,913
       Decrease in servicing asset................................               240               737              375
       Change in taxes payable....................................             6,617            (1,976)          (1,738)
       Decrease in interest and dividends receivable..............               811             4,324            7,392
       Decrease in interest payable...............................            (3,298)           (5,895)         (13,855)
       Amortization of core deposit intangible asset..............             1,995             1,962            1,564
       Increase in other assets...................................           (13,844)           (8,680)          (6,442)
       Decrease in accrued expenses and
         other liabilities........................................              (726)           (7,240)          (1,575)
                                                                         ------------      ------------     ------------
         Total adjustments........................................            (3,092)           (8,502)          (9,972)
                                                                         ------------      ------------     ------------
         Net cash provided by operating activities................            61,383            46,670           40,330
                                                                         ------------      ------------     ------------
     CASH FLOWS FROM INVESTING ACTIVITIES:
       Loans made to customers and principal
         collections on loans ....................................          (589,905)          232,998          (96,132)
       Loans purchased............................................              (500)              (89)        (132,625)
       Net change in unearned loan fees...........................           (13,758)           (5,104)             937
       Proceeds from sales of real estate owned...................               884             3,500            4,968
       Proceeds from maturities and principal payments of
         investment securities, available-for-sale................           134,037            87,120           48,962
       Principal reductions on mortgage-backed securities,
         available-for-sale.......................................            64,330            83,010           96,770
       Purchases of investment securities,
         available-for-sale.......................................          (148,847)          (80,855)         (19,964)
       Redemptions (purchases) of FHLB stock, net.................            (5,787)           17,585           (4,025)
       Other......................................................                --                --           (4,105)
       Net cash from acquisitions.................................                --                --           17,680
                                                                         ------------      ------------     ------------
         Net cash provided by (used in) investing activities......          (559,546)          338,165          (87,534)
                                                                         ------------      ------------     ------------
     CASH FLOWS FROM FINANCING ACTIVITIES:
       Net increase (decrease) in deposits........................            11,372           (19,621)         206,824
       Net increase (decrease) in short term borrowings...........           622,349          (613,767)         (65,070)
       Net Increase (decrease) in long term borrowings............          (128,000)          128,000               --
       Purchases of treasury stock................................              (965)           (8,832)              --
       Other......................................................             2,526               413            1,944
                                                                         ------------      ------------     ------------
         Net cash provided by (used in) financing activities                 507,282          (513,807)         143,698
                                                                         ------------      ------------     ------------

       Net increase (decrease) in cash and cash equivalents.......             9,119          (128,972)          96,494
       Cash and cash equivalents at beginning of period...........            45,199           174,171           77,677
                                                                         ------------      ------------     ------------
       Cash and cash equivalents at end of period.................   $        54,318  $         45,199  $       174,171
                                                                         ============      ============     ============

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

 Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its subsidiary, the Bank. The Bank maintains 29 full-service banking branches in Southern California. The Bank's primary business consists of attracting deposits and wholesale borrowings and using those funds to originate loans secured by mortgages on real estate, consumer loans and business loans. All significant inter-company balances and transactions have been eliminated in consolidation. Certain items in the 2001 and 2002 consolidated financial statements have been reclassified to conform to the 2003 presentation.

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

                     FIRSTFED FINANCIAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies (continued)

  Interest Rate Risk

     Financial instruments are subject to interest rate risk to the extent that they reprice on a frequency, degree or basis that varies from market pricing. The Bank is subject to interest rate risk to the degree that its interest-earning assets reprice on a different frequency or schedule than its interest-bearing liabilities. A majority of the Bank's loans receivable tends to lag market interest rates by 60 to 90 days. The Bank closely monitors the pricing sensitivity of its financial instruments.

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

     The Bank did not hold any trading securities at December 31, 2003 or 2002.

                     FIRSTFED FINANCIAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies (continued)

Loans Held-for-Investment

     The Bank's loan portfolio is primarily comprised of single-family residential loans (one-to-four units), and multi-family loans (five or more units). Loans are generally recorded at the contractual amounts owed by borrowers, less unearned loan fees and allowances for loan losses.

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

                     FIRSTFED FINANCIAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies (continued)

     General allowances are provided for all loans, regardless of any specific allowances provided. The determination of the Bank's general allowance for loan losses is based on estimates that are affected by changes in the regional or national economy and market conditions. The Bank's management believes, based on economic and market conditions, that the general allowance for loan losses is adequate as of December 31, 2003 and 2002. Should there be an economic or market downturn or if market interest rates increase significantly, the Bank could experience a material increase in the level of loan defaults and charge-offs.

Loan Origination Fees and Costs

     Loan origination fees and certain direct loan origination costs are deferred and recognized over the lives of the related loans as an adjustment of loan yields using the interest method. When a loan is repaid or sold, any unamortized net deferred fee balance is included in the Bank's statement of operations.

 Gain or Loss on Sale of Loans

     The Bank primarily sells its mortgage loans on a servicing released basis and recognizes cash gains or losses immediately in its Statement of Operations and Comprehensive Earnings. The Bank has previously sold mortgage loans and loan participations on a servicing retained basis with yield rates to the buyer based upon the current market rates which may differ from the contractual rate of the loans sold. Under GAAP, servicing assets or liabilities and other retained interests are required to be recorded as an allocation of the carrying amount of the loans sold based on the estimated relative fair values of the loans sold and any retained interests, less liabilities incurred. Servicing assets are evaluated for impairment based on the asset's fair value. The Bank estimates fair values by discounting servicing assets cash flows using discount and prepayment rates that it believes market participants would use. Servicing assets arising from the sale of loans are included in other assets and were $296,000 and $536,000 at December 31, 2003 and 2002, respectively. No additional servicing assets were originated in 2003, 2002 or 2001.

Core Deposit Intangible

     Loans, deposits and other assets and liabilities assumed in connection with acquisitions are accounted for under the purchase method of accounting. Assets and liabilities are recorded at their fair values as of the date of the acquisition and the excess cost over fair values of the assets and liabilities is classified as a core deposit intangible asset. The Company adopted SFAS No. 142 effective January 1, 2002. Under the provisions of SFAS No. 142, the Company amortizes these intangible assets on a straight- line basis over their estimated useful lives which is seven years. The balance of core deposit intangible at December 31, 2003 was $7,328,000. There was no impairment of the Company's core deposit intangible as of December 31, 2003.

The following is a projection of estimated amortization of the core deposit intangible at December 31, for the periods indicated (in thousands):


                  2004................................... $ 2,005
                  2005...................................   2,005
                  2006...................................   2,005
                  2007...................................   1,313
                                                          -------
                                                          $ 7,328
                                                          =======

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

     The recognition of gain on the sale of real estate is dependent on a number of factors relating to the nature of the property, terms of sale, and any future involvement of the Bank or its subsidiaries in the property sold. If a real estate transaction does not meet certain down payment, cash flow and loan amortization requirements, any gain would be deferred and recognized under an alternative method.

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

Stock Option Plans

     The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including SFAS Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, issued in March 2000, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards in each period.

                     FIRSTFED FINANCIAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies (continued)

                                                                     Years Ended December 31,
                                                           ---------------------------------------------
                                                                2003             2002           2001
                                                           -------------    ------------    ------------
                                                             (In thousands, except per share data)
  Net income as reported............................    $       64,475   $       55,172  $      50,302

  Deduction:
    Total stock-based compensation expense determined
    under fair-value-based method for all rewards, net
    of tax..........................................              (606)            (976)          (978)
                                                           ------------     ------------    -----------
    Pro forma net income............................    $       63,869   $       54,196  $      49,324
                                                           ============     ============    ===========
  Earnings per share:
  Basic:
    As reported.....................................    $         3.80   $        3.22   $        2.92
    Pro forma.......................................    $         3.76   $        3.16   $        2.86

  Diluted:
    As reported.....................................    $         3.70   $        3.15   $        2.85
    Pro forma.......................................    $         3.68   $        3.11   $        2.80

     The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2003, 2002 and 2001, respectively: no dividend yield in any year; expected volatility of 34%, 34% and 38%; risk free interest rates of 3.8%, 5.1% and 5.1%; and expected average lives of 5.5 years for 2003 and 6 years for 2002 and 2001. The weighted-average grant date fair value of options granted during the year are $11.31, $12.68 and $9.45 for 2003, 2002 and 2001, respectively. The Company has elected to recognize forfeitures in the year they occur.

Cash Flows

     Cash and cash equivalents include short-term, highly liquid investments that generally have an original maturity date of three months or less. Non-cash investing transactions during 2001 include the acquisition of $158,654,000 of loans and other assets and the assumption of $176,334,000 in deposits and other liabilities and the recognition of $3,573,000 of intangible assets. A net total of $17,680,000 in cash was received in the acquisition.

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

Derivative Instruments

     The Company accounts for derivative instruments in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended. A derivative is considered either an asset or liability in the statement of financial condition and measured at fair value. If a derivative is designated as a hedging instrument the changes in fair value of the derivative are either (a) recognized in earnings in the period of change together with the offsetting gain or loss on the hedged item or (b) reported as a component of other comprehensive earnings and subsequently reclassified into earnings when the hedged risk affects earnings. For a derivative not designated as a hedging instrument, changes in fair value are recognized in earnings in the period of change. As of December 31, 2003, the Company had approximately $485,000 of commitments to originate loans, which will be held for sale, and approximately $977,000 of loan sale commitments that qualify as derivatives under SFAS No. 133. The commitments are recorded at fair value at December 31, 2003.

Recent Accounting Pronouncements

     In December 2003, the FASB issued Interpretation No. 46R,Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. FIN 46R should be applied to variable interests in VIEs created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation will generally be applied as of March 31, 2004. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. The Company does not expect that the adoption of FIN 46 will have a material effect on the Company's financial statements as the Company has no variable interest entities.

     In December 2002, SFAS Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS Statement No. 123, was issued. This Statement amends SFAS Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, Statement 148 amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements. Disclosures required by this standard are included in the notes to these consolidated financial statements.

     In December 2003, SFAS Statement No. 132 (revised), Employers' Disclosures about Pensions and Other Postretirement Benefits, was issued. Statement 132 (revised) prescribes employers' disclosures about pension plans and other postretirement benefit plans; it does not change the measurement or recognition of those plans. The Statement retains and revises the disclosure requirements contained in the original Statement 132. It also requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. The Statement generally is effective for fiscal years ending after December 15, 2003. The Company's disclosures in Note 13 incorporate the requirements of Statement 132 (revised).

                     FIRSTFED FINANCIAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies (continued)

     SFAS Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, was issued in May 2003. This Statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The Statement also includes required disclosures for financial instruments within its scope. For the Company, the Statement was effective for instruments entered into or modified after May 31, 2003 and otherwise will be effective as of January 1, 2004, except for mandatorily redeemable financial instruments. For certain mandatorily redeemable financial instruments, the Statement will be effective for the Company on January 1, 2005. The effective date has been deferred indefinitely for certain other types of mandatorily redeemable financial instruments. The Company currently does not have any financial instruments that are within the scope of this Statement.

(2) Investment Securities

     The amounts advanced under agreements to resell securities (repurchase agreements) represent short-term investments. During the agreement period the securities are maintained by the dealer under a written custodial agreement that explicitly recognizes the Bank's interest in the securities. The Bank had $5,000,000 in agreements to resell securities at December 31, 2003 and had no agreements to resell securities at December 31, 2002. These agreements are classified as cash and cash equivalents in the accompanying Consolidated Statements of Financial Condition.

     The Bank also had overnight deposits on hand with the Federal Home Loan Bank which totaled $11,836,000 and $9,925,000, respectively, at December 31, 2003 and December 31, 2002.

Investment securities, available-for-sale, are recorded at fair value and summarized below for the periods indicated:

                                                                At December 31, 2003
                                              --------------------------------------------------------
                                                                Gross          Gross
                                              Historical     Unrealized     Unrealized
                                                  Cost          Gains         Losses        Fair Value
                                              -----------    ----------     ----------      ----------
                                                                     (In thousands)
United States Government and
  Federal agency obligations.................$        200   $        --    $        --   $        200
Collateralized Mortgage Obligations..........     115,992           313            (94)       116,211
                                              -----------    ----------    -----------      ---------
                                             $    116,192   $       313    $       (94)  $    116,411
                                              ===========    ==========    ===========      =========

                                                                At December 31, 2002
                                              --------------------------------------------------------
                                                                Gross          Gross
                                              Historical     Unrealized     Unrealized
                                                 Cost           Gains         Losses        Fair Value
                                              -----------    ----------     ----------      ----------
                                                                     (In thousands)
United States Government and
  Federal agency obligations.................$        200  $          3    $         --   $        203
Collateralized Mortgage Obligations..........     101,802         1,151            (101)       102,852
                                                ----------    ------------    ----------     ---------
                                             $    102,002  $      1,154    $       (101)  $    103,055
                                                ==========    ============    ==========     =========

                     FIRSTFED FINANCIAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2) Investment Securities (continued)

     Related   maturity  data  for  U.S.   government  and  agency   securities,
available-for-sale, is summarized below for the period indicated:

                                                                At December 31, 2003
                                                ----------------------------------------------------
                                                                 Gross          Gross
                                                Historical    Unrealized     Unrealized      Fair
                                                   Cost          Gains         Losses        Value
                                                -----------    ----------     ----------   ---------
                                                                   (In thousands)
Maturing within 1 year.......................$        200  $         --  $         --    $      200
                                                ----------    ----------    ----------      --------
                                             $        200  $         --  $         --    $      200
                                                ==========    ==========    ==========      ========

Collateralized Mortgage Obligations as of December 31, 2003 all have expected maturities within five years. There were no sales of investment securities during 2003, 2002 or 2001. Accrued interest on investments was $332,000 and $428,000 at December 31, 2003 and 2002, respectively.


(3) Mortgage-backed Securities

     Mortgage-backed securities, available-for-sale, are due through the year 2032 and are summarized below for the periods indicated:

                                                          At December 31, 2003
                                      -----------------------------------------------------------
                                                        Gross            Gross
                                      Historical     Unrealized       Unrealized           Fair
                                         Cost           Gains            Losses           Value
                                      -----------    ----------       ----------        ---------
                                                           (In thousands)
FNMA...............................$      6,711  $            84   $           --   $       6,795
FHLMC..............................     126,800            1,581               --         128,381
                                      ----------    -------------    -------------       ---------
                                   $    133,511  $         1,665   $           --   $     135,176
                                      ==========    =============    =============       =========

                                                          At December 31, 2002
                                      -----------------------------------------------------------
                                                        Gross             Gross
                                      Historical     Unrealized        Unrealized          Fair
                                         Cost           Gains            Losses           Value
                                      -----------    ----------       ----------        ---------
                                                           (In thousands)
FNMA...............................$      8,203  $           114   $          --     $      8,317
FHLMC..............................     189,638            2,630              --          192,268
                                      ----------    -------------    -------------       ---------
                                   $    197,841  $         2,744   $          --     $    200,585
                                      ==========    =============    =============       =========

     There were no mortgage-backed securities created with loans originated by the Bank in 2003, 2002 or 2001. There were no sales of mortgage-backed securities during 2003, 2002 or 2001.

     Accrued  interest   receivable   related  to   mortgage-backed   securities
outstanding at December 31, 2003 and 2002 totaled $691,000 and $1,293,000 respectively.

                     FIRSTFED FINANCIAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4) Loans Receivable

The following is a summary of loans receivable for the periods indicated:

                                                                        At December 31,
                                                                 ----------------------------
                                                                     2003            2002
                                                                 ------------    ------------
                                                                       (In thousands)
Real estate loans: First trust deed residential loans:
     One-to-four units ..................................     $     2,456,971 $     1,723,690
     Five or more units ...............................             1,547,771       1,646,430
                                                                 ------------    ------------
     Residential loans ..................................           4,004,742       3,370,120
  Other real estate loans:
     Commercial and industrial ..........................             345,273         419,273
     Construction .......................................               9,053           6,927
     Land ...............................................                  --             203
     Second trust deeds .................................               7,281           5,965
                                                                 ------------    ------------
  Real estate loans .....................................           4,366,349       3,802,488
Non-real estate loans:
  Deposit accounts  .....................................                 649           1,185
  Commercial business loans  ............................              34,424          19,582
  Consumer  .............................................              49,738          35,395
                                                                 ------------    ------------
     Loans receivable ...................................           4,451,160       3,858,650
Less:
  General loan valuation allowance  .....................              75,238          75,223
  Valuation allowances for impaired loans  ..............                 496             496
  Unearned loan fees ....................................               1,314          13,696
                                                                 ------------    ------------
     Subtotal ...........................................           4,374,112       3,769,235
Less:
    Loans held-for-sale..................................                 492           2,293
                                                                 ------------    ------------
Loans receivable, net....................................     $     4,373,620 $     3,766,942
                                                                 ============    ============

     Loans  serviced  for  others   totaled   $145,475,000,   $197,250,000   and
$257,629,000 at December 31, 2003, 2002 and 2001, respectively.

     The Bank had outstanding commitments to fund $246,996,000 and $239,127,000 in real estate loans at December 31, 2003 and December 31, 2002, respectively. Of these totals, $246,511,000 and $225,497,000 had variable interest rates and $485,000 and $13,630,000 had fixed interest rates. The Bank had outstanding commitments to sell real estate loans of $977,000 and $3,590,000, respectively at December 31, 2003 and December 31, 2002, respectively.

     Accrued interest receivable related to loans outstanding at December 31, 2003 and 2002 totaled $15,189,000 and $15,349,000, respectively.

     Loans delinquent greater than 90 days or in foreclosure were $3,342,000 and $6,722,000 at December 31, 2003 and 2002, respectively, and the related allowance for delinquent interest was $227,000 and $372,000, respectively.

     Loans made to directors and executive officers (defined for this purpose as senior vice presidents and above) totaled $4,993,000 and $5,041,000 at December 31, 2003 and 2002, respectively.

     See Note 9 for loans that were pledged as security for borrowings.

                     FIRSTFED FINANCIAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4) Loans Receivable (continued)

     The following is a summary of the activity in the general loan valuation allowance and the valuation allowance for impaired loans for the periods indicated:

                                                                                     Valuation
                                                                                     Allowance
                                                                        General         for
                                                                       Valuation      Impaired
                                                                       Allowance       Loans         Total
                                                                     ------------   -----------    ----------
                                                                                (In thousands)
Balance at December 31, 1999.................................     $       69,954   $     2,596  $     72,550
  Charge-offs................................................             (1,443)         (804)       (2,247)
  Recoveries.................................................              2,298            --         2,298
                                                                     ------------   -----------    ----------
Balance at December 31, 2000.................................             70,809         1,792        72,601
  Balance obtained from acquisition..........................              2,050            --         2,050
  Transfers..................................................                (58)           58            --
  Charge-offs................................................               (369)           --          (369)
  Recoveries.................................................                487            --           487
                                                                     ------------   -----------    ----------
Balance at December 31, 2001.................................             72,919         1,850        74,769
  Transfers..................................................              1,354        (1,354)           --
  Charge-offs................................................               (372)           --          (372)
  Recoveries.................................................              1,322            --         1,322
                                                                     ------------   -----------    ----------
Balance at December 31, 2002.................................             75,223           496        75,719
  Charge-offs................................................               (103)           --          (103)
  Recoveries.................................................                118            --           118
                                                                     ------------   -----------    ----------
Balance at December 31, 2003.................................     $       75,238   $       496  $     75,734
                                                                     ============   ===========    ==========

     The Bank has loss exposure on certain loans sold with recourse. The dollar amount of loans sold with recourse totaled $91,003,000 and $108,606,000 at December 31, 2003 and 2002, respectively. The maximum potential recourse liability totaled $20,476,000 and $23,325,000 at December 31, 2003 and December 31, 2002, respectively.

     The Bank maintains a repurchase liability for loans sold with recourse. This liability is included in accrued expenses and other liabilities in the Consolidated Statements of Financial Condition and was $5,400,000 and $6,900,000 at December 31, 2003 and December 31, 2002, respectively.

     The following is a summary of impaired loans, net of valuation allowances for impairment, for the periods indicated:

                                                                          At December 31,
                                                                     -----------------------
                                                                        2003          2002
                                                                     ----------    ---------
                                                                         (In thousands)
Non-accrual loans............................................     $      1,782  $        --
Modified loans...............................................            1,488        1,567
                                                                     ----------    ---------
                                                                  $      3,270  $     1,567
                                                                     ==========    =========

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

                     FIRSTFED FINANCIAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4) Loans Receivable (continued)

     As of December 31, 2003, the Bank's total recorded investment in impaired loans identified in accordance with SFAS 114 was $3,270,000 (after deducting $496,000 of impairment allowances attributable to such loans). As of December 31, 2002, the total recorded investment in impaired loans was $1,567,000 (net of $496,000 of impairment allowances).

     As of December  31, 2003 and December 31,  2002,  impaired  loans  totaling
$3,270,000   and   $1,567,000,   respectively,   had  no  valuation   allowances
established.

     The average recorded investment in impaired loans during the years ended December 31, 2003, 2002 and 2001 was $4,327,000, $4,982,000 and $7,429,000,
respectively. Interest income recognized for these same periods was $226,000, $322,000 and $597,000, respectively, under the cash basis method of accounting; and was $215,000, $316,000 and $587,000, respectively, under the accrual basis of accounting. There were no commitments to lend additional funds to borrowers whose loan terms had been modified for any of these periods.


(5) Real Estate

     The following is a summary of real estate owned at the dates indicated:

                                                                              At December 31,
                                                                        --------------------------
                                                                           2003           2002
                                                                        -----------    -----------
                                                                              (In thousands)
Real estate acquired by (or deed in lieu of) foreclosure ("REO")    $        1,324 $          519
Valuation allowance.............................................                --           (200)
                                                                        -----------    -----------
                                                                             1,324            319
Real estate held-for-investment.................................                --             28
                                                                        -----------    -----------
  Real estate, net..............................................    $        1,324 $          347
                                                                        ===========    ===========

     Listed below is a summary of the activity in the general valuation allowance for real estate owned for the periods indicated (in thousands):

Balance at December 31, 1999..........................................      $   350
Provision for losses on REO...........................................           --
Charge-offs...........................................................           --
                                                                            --------
Balance at December 31, 2000..........................................          350
Provision for losses on REO...........................................           --
Charge-offs...........................................................           --
                                                                            --------
Balance at December 31, 2001..........................................          350
Reversal of valuation allowance.......................................         (150)
Charge-offs...........................................................           --
                                                                            --------
Balance at December 31, 2002..........................................          200
Reversal of valuation allowance.......................................         (200)
                                                                            --------
Balance at December 31, 2003..........................................     $     --
                                                                            ========

The following table summarizes real estate operations, net:

                                                                         For the Years Ended December 31,
                                                                      ------------------------------------
                                                                         2003          2002        2001
                                                                      -----------    --------    ---------
                                                                                  (In thousands)
Net income (loss) from operations:
  Gain on sale of REO.........................................     $         884  $       765 $     1,501
  Other REO operations........................................              (104)        (426)     (1,197)
                                                                      -----------    --------    ---------
     Real estate operations, net .............................     $         780  $       339 $       304
                                                                      ===========    ========    =========

     The Bank acquired $1,582,000, $1,881,000 and $5,135,000 of real estate in settlement of loans during 2003, 2002 and 2001, respectively.

                     FIRSTFED FINANCIAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6) Office Properties, Equipment and Lease Commitments

     Office properties and equipment, at cost, less accumulated depreciation and amortization, are summarized as follows:

                                                                                At December 31,
                                                                           -----------------------
                                                                              2003          2002
                                                                           ----------    ---------
                                                                               (In thousands)
Land...............................................................     $      3,861  $     3,861
Office buildings...................................................            5,333        5,348
Furniture, fixtures and equipment..................................           14,773       16,815
Leasehold improvements.............................................            8,634       10,478
Other..............................................................            1,160          541
                                                                           ----------    ---------
                                                                              33,761
Less accumulated depreciation and amortization.....................           23,193       26,701
                                                                           ----------    ---------
                                                                        $     10,568  $    10,342
                                                                           ==========    =========

     The Bank is obligated under non-cancelable operating leases for periods ranging from five to thirty years. The leases are for certain of the Bank's office facilities. Approximately half of the leases for office facilities contain five and ten year renewal options. Minimum rental commitments at December 31, 2003 under all non-cancelable leases are as follows (in thousands):

2004....................................$      4,262
2005....................................       4,042
2006....................................       3,783
2007....................................       3,570
2008....................................       2,517
Thereafter..............................       2,243
                                           ----------
                                        $     20,417
                                           ==========

     Rent payments under these leases were $4,690,000, $4,665,000 and $4,309,000 for 2003, 2002 and 2001, respectively. Certain leases require the Bank to pay property taxes and insurance. Additionally, certain leases have rent escalation clauses based on specified indices.


(7) Federal Home Loan Bank Stock

     The Bank's investment in FHLB stock at December 31, 2003 and 2002 was $87,775,000 and $78,728,000, respectively. The FHLB provides a central credit facility for member institutions. As a member of the FHLB system, the Bank is required to own capital stock in the FHLB in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid home loans, home purchase contracts and similar obligations at the end of each calendar year, assuming for such purposes that at least 30% of its assets were home mortgage loans, or 5% of its advances (borrowings) from the FHLB. The Bank was in compliance with this requirement at December 31, 2003. The Bank's investment in FHLB stock was pledged as collateral for advances from the FHLB at December 31, 2003 and 2002. The fair value of the Bank's FHLB stock approximates book value due to the Bank's ability to redeem such stock with the FHLB at par value. During 2003, the FHLB amended the redemption policy requiring 5 years written notice to redeem stock effective 2004. Accrued dividends on FHLB stock totaled $711,000 and $1,054,000 at December 31, 2003 and December 31, 2002,
respectively.

                     FIRSTFED FINANCIAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8) Deposits

     Deposit account balances are summarized as follows:

                                                                     At December 31,
                                                       --------------------     --------------------
                                                              2003                     2002
                                                       --------------------     --------------------
                                                          Amount         %         Amount         %
                                                       -----------    -----     -----------    -----
                                                                   (Dollars in thousands)
Variable rate non-term accounts:
Money market deposit accounts (weighted   average
    rate of 1.43% and 2.13%)...................     $    1,373,240      54% $     1,079,278     43%
Interest-bearing checking accounts (weighted
    average rate of 0.26% and 0.43%)...........            232,247       9          174,802      7
Passbook accounts (weighted average rate of 1.10%
    and 1.34%).................................            124,427       5          111,844      4
Non-interest bearing checking accounts.........            239,357      10          239,695      9
                                                       -----------    -----     -----------   -----
                                                         1,969,271      78        1,605,619     63
                                                       -----------    -----     -----------   -----
Fixed-rate term certificate accounts:
Under six-month term (weighted average rate of
    1.00% and 1.54%)...........................             32,062       1           37,630      1
Six-month term (weighted average rate of 1.06% and
    1.95%).....................................             79,201       3          104,600      4
Nine-month term (weighted average rate of 1.25% and
    2.76%).....................................             15,126       1          101,980      4
One year to 18-month term (weighted average rate of
    1.53% and 2.63%)...........................            178,858       6          331,308     14
Two year to 30-month term (weighted average rate of
    2.63% and 3.55%)...........................             42,187       2           41,460      2
Over 30-month term (weighted average rate of
    3.88% and 4.49%)...........................            123,966       5           94,927      4
Negotiable certificates of $100,000 and greater, 30
    day to one year terms (weighted average rate of
    1.25% and 2.32%)...........................             97,727       4          209,502      8
                                                       -----------    -----     -----------   -----
                                                           569,127      22          921,407     37
                                                       -----------    -----     -----------   -----
Total deposits (weighted average rate of 1.29% and
    1.98%).....................................     $    2,538,398     100% $     2,527,026    100%
                                                       ===========    =====     ===========   =====

     Certificates of deposit, placed through four major national brokerage firms, totaled $0 and $161,273,000 at December 31, 2003 and 2002, respectively.

     Cash payments for interest on deposits (including interest credited) totaled $42,108,000, $65,830,000 and $96,482,000 during 2003, 2002 and 2001, respectively. Accrued interest on deposits at December 31, 2003 and 2002 totaled $895,000 and $3,899,000, respectively, and is included in accrued expenses and other liabilities in the accompanying Consolidated Statements of Financial Condition.

     Certificates of deposit of $100,000 or more amounted to $97,727,000 and $209,502,000 at December 31, 2003 and December 31, 2002, respectively.

                     FIRSTFED FINANCIAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8) Deposits (continued)

     The following table indicates the maturities and weighted average interest rates of the Bank's deposits at December 31, 2003:

                             Non-Term                                                    There-
                             Accounts     2004        2005         2006         2007      after         Total
                             --------  ---------    ---------   ---------     --------  ----------    -----------
                                                            (Dollars in thousands)
Deposits at
 December 31, 2003.......   $1,969,271  $435,161      $85,564    $31,108       $6,748     $10,546       $2,538,398
Weighted average
 interest rates..........        1.10%      1.49%        3.71%      2.96%        4.32%       3.23%            1.29%

     Interest expense on deposits is summarized as follows:

                                                                                  For the Years Ended December 31,
                                                                            ------------------------------------------
                                                                                2003           2002          2001
                                                                            -----------    -----------    ------------
                                                                                        (In thousands)
Passbook accounts...................................................     $       1,370  $       1,559  $        1,443
Money market deposits and interest-bearing checking accounts........            21,920         24,024          24,929
Certificate accounts................................................            15,814         35,225          68,196
                                                                            -----------    -----------    ------------
                                                                         $      39,104  $      60,808  $       94,568
                                                                            ===========    ===========    ============

(9) Federal Home Loan Bank Advances

         FHLB advances consist of the following at December 31, for the years indicated:

                                                                                 2003             2002
                                                                             -----------       -----------
                                                                                      (In thousands)
    Advances from the FHLB of San Francisco with a weighted average interest rate of 2.88% and 3.90%, respectively, secured by FHLB stock and certain real estate loans with unpaid principal balances of approximately $2.5 billion at December 31, 2003,
    advances mature through 2010...............................               $1,694,000        $1,167,000
                                                                              ----------        ----------
                                                                              $1,694,000        $1,167,000
                                                                              ==========        ==========

     At December 31, 2003 and 2002, accrued interest payable on FHLB advances totaled $134,000 and $125,000, respectively, which is included in accrued expenses and other liabilities in the accompanying Consolidated Statements of Financial Condition.

     The Bank has a credit facility with the FHLB in the form of advances and lines of credit which allow borrowings up to 50% of the Bank's assets, as computed for regulatory purposes, or approximately $2,412,511,000 at December 31, 2003, with terms up to 30 years.

     The following is a summary of FHLB advance maturities at December 31, 2003 (in thousands):


                 2004................................... $1,082,000
                 2005...................................    212,000
                 2006...................................    280,000
                 2007...................................     85,000
                 2008...................................     10,000
                 2009...................................      5,000
                 2010...................................     20,000
                                                         ----------
                                                         $1,694,000
                                                         ==========

                     FIRSTFED FINANCIAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9) Federal Home Loan Bank Advances (continued)

     Cash payments for interest on borrowings (including reverse repurchase agreements - see Note 10) totaled $49,393,000, $67,579,000 and $118,194,000 during 2003, 2002 and 2001, respectively.

     Interest expense on borrowings is comprised of the following for the years indicated:

                                                                         For the Years Ended December 31,
                                                                    ----------------------------------------
                                                                        2003           2002         2001
                                                                    -----------    -----------    ----------
                                                                               (In thousands)
FHLB advances...............................................     $      47,299  $     63,253   $     94,506
Reverse repurchase agreements...............................             1,800         3,453         12,346
Other.......................................................               139           905            334
                                                                    ----------    ----------     ----------
                                                                 $      49,238  $     67,611   $    107,186
                                                                    ==========    ==========     ==========

     Other interest expense in 2002 and 2001 includes the additional accruals and reversals of accrued interest due to the Internal Revenue Service and Franchise Tax Board. See Note 11.


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

     At December 31, 2003, $122,622,000 in reverse repurchase agreements were collateralized by mortgage-backed securities totaling $114,360,000 and securities totaling $11,347,000. At December 31, 2002, $155,273,000 in reverse repurchase agreements were collateralized by mortgage-backed securities totaling $5,557,000 and mortgage-backed securities with principal balances totaling $150,331,000.

     The weighted average interest rates for borrowings under reverse repurchase agreements were 1.12% and 1.61%, respectively, at December 31, 2003 and December 31, 2002.

     Securities sold under agreements to repurchase averaged $139,568,000 and $169,335,000 during 2003 and 2002, respectively, and the maximum amounts outstanding at any month-end during 2003 and 2002 were $154,021,000 and $208,367,000 respectively.

     The following is a summary of maturities at December 31, 2003 (in thousands):

                 Up to 30 days.......................... $ 14,500
                 30 to 90 days..........................   47,000
                 Over 90 to 182 days....................   61,122
                                                          -------
                                                         $122,622
                                                          =======

     Accrued interest on securities sold under agreements to repurchase which is included in accrued expenses and other liabilities in the accompanying Consolidated Statements of Financial Condition was $370,000 and $673,000 at December 31, 2003 and 2002, respectively.

                     FIRSTFED FINANCIAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(11)     Income Taxes

     Income taxes (benefit) consist of the following:

                                                                          2003          2002        2001
                                                                       ----------   ----------    ---------
                                                                                   (In thousands)
     Current:
       Federal.................................................     $    32,136   $   32,615   $    30,305
       State...................................................          13,842       10,866         9,889
                                                                       --------     --------     ---------
                                                                         45,978       43,481        40,194
                                                                       --------     --------     ---------
     Deferred:
       Federal.................................................           2,694       (2,920)       (2,492)
       State...................................................          (4,456)        (412)          (81)
                                                                       --------     --------     ---------
                                                                         (1,762)      (3,332)       (2,573)
                                                                       --------     --------     ---------
     Total:
       Federal.................................................          34,830       29,695        27,813
       State...................................................           9,386       10,454         9,808
                                                                       --------     --------     ---------
                                                                    $    44,216   $   40,149   $    37,621
                                                                       ========     ========     =========

         A reconciliation of the statutory federal corporate income tax rate to the Company's effective income tax rate follows:

                                                                        At December 31,
                                                             ---------------------------------------
                                                                 2003           2002          2001
                                                             ------------    ----------    ---------
Statutory federal income tax rate ...................             35.0%         35.0%         35.0%
Increase in taxes resulting from:
State franchise tax, net of federal income tax benefit             5.6           7.1           7.2
Other, net...........................................              0.1           --            0.6
                                                             ----------    ----------     ---------
Effective rate.......................................             40.7%         42.1%         42.8%
                                                             ==========    ==========     =========

     Cash payments for income taxes totaled $38,727,000, $44,257,000 and $43,100,000 during 2003, 2002 and 2001, respectively.

     Current income taxes receivable were $1,675,000 and $6,706,000 at December 31, 2003 and December 31, 2002, respectively.

                     FIRSTFED FINANCIAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(11) Income Taxes (continued)

     Listed below are the significant components of the net deferred tax (asset) and liability:

                                                                                 At December 31,
                                                                           --------------------------
                                                                               2003           2002
                                                                           -----------    -----------
                                                                                (In thousands)
Components of the deferred tax asset:
  Bad debts.......................................................      $    (36,965)  $    (35,307)
  Pension expense.................................................            (4,763)        (4,421)
  State taxes.....................................................            (2,745)        (4,093)
  Core deposit intangible asset...................................            (2,147)        (1,778)
  Other...........................................................            (3,443)        (1,351)
                                                                           ----------    -----------
    Total deferred tax asset......................................           (50,063)       (46,950)
                                                                           ----------    -----------
Components of the deferred tax liability:
  Loan fees.......................................................            11,002         10,304
  FHLB stock dividends............................................            21,776         21,085
  Tax effect of unrealized gain on
     securities available-for-sale................................               792          1,597
  Other...........................................................               491            529
                                                                           ----------    -----------
    Total deferred tax liability..................................            34,061         33,515
                                                                           ----------    -----------
Net deferred tax asset............................................      $    (16,002)  $    (13,435)
                                                                           ==========    ===========

     The Company provides for recognition and measurement of deductible temporary differences to the extent that it is more likely than not that the deferred tax asset will be realized. The Company did not have a valuation allowance for the deferred tax asset at December 31, 2003 or 2002, as it is more likely than not that the deferred tax asset will be realized through loss carrybacks and the timing of future reversals of existing temporary differences.

     The Internal Revenue Service ("IRS") has examined the Company's consolidated federal income tax returns for tax years up to and including 1998. The adjustments proposed by the IRS were primarily related to temporary differences as to the recognition of certain taxable income and expense items. While the Company had provided for deferred taxes for federal and state purposes, the change in the period of recognition of certain income and expense items resulted in interest due to the IRS and Franchise tax Board ("FTB"). Interest accruals of $0 and $876,000 were recorded during 2003 and 2002, respectively for interest on amended returns. The balance of accrued interest payable for amended returns was $400,000 and $700,000 as of December 31, 2003 and December 31, 2002, respectively.

     The Bank is required to use the specific charge-off method of accounting for bad debts for federal income tax purposes for all periods beginning after 1995. Prior to that date, the Bank used the reserve method of accounting for bad debts. The Consolidated Statements of Financial Condition at December 31, 2003 and 2002 do not include a liability of $5,356,000 related to the adjusted base year bad debt reserve. This reserve was created when the Bank was on the reserve method. During 2002, legislation was passed which requires the Bank to use the specific charge-off method of accounting for bad debts for state tax purposes starting in 2003. The Bank recorded a state tax benefit of $1,643,000, net of federal taxes during 2003 because 50% of the state reserve balance was forgiven as part of the change in legislation.

                     FIRSTFED FINANCIAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(12) Stockholders' Equity and Earnings Per Share

     The Company's stock charter authorizes 5,000,000 shares of serial preferred stock. As of December 31, 2003, no preferred shares had been issued.

     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years indicated:

                 For the Year Ended December 31, 2003   For the Year Ended December 31, 2002    For the Year Ended December 31, 2001
                 ------------------------------------   ------------------------------------    ------------------------------------
                                 Weighted                              Weighted                                 Weighted
                                 Average                                Average                                 Average
                                  Shares       Per                       Shares        Per                         Shares     Per
                  Earnings     Outstanding    Share      Earnings      Outstanding    Share      Earnings     Outstanding    Share
                 (Numerator)   (Denominator)  Amount    (Numerator)  (Denominator)    Amount    (Numerator)   (Denominator)  Amount
                 ----------    -----------    ------    ---------    ------------    -------    ----------    -----------    ------
                                                    (Dollars in thousands, except per share data)
Basic EPS:
Net earnings....$   64,475     16,986,725   $  3.80    $   55,172     17,149,712     $  3.22    $   50,302     17,234,591   $  2.92

Diluted EPS:
Net earnings....$   64,475     16,986,725   $  3.80    $   55,172     17,149,712     $  3.22    $   50,302     17,234,591   $  2.92
Options-common
  stock
  equivalents           --        420,734        --            --        356,417          --            --        411,056        --
                   -------    -----------    ------     ---------    ------------     ------      --------    -----------    ------
Net earnings....$   64,475     17,407,459   $  3.70    $   55,172     17,506,129     $  3.15    $   50,302     17,645,647   $  2.85
                   =======    ===========    ======     =========    ============     ======      ========    ===========    ======

     The number of anti-dilutive shares excluded from the weighted average shares outstanding within the diluted EPS calculation was 0, 118,100, and 104,900 during 2003, 2002 and 2001, respectively.

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

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk weighted assets (as defined). Management believes that the Bank meets all capital adequacy requirements to which it is subject as of December 31, 2003.

     As of December 31, 2003, the most recent notification from the OTS indicated that the Bank was well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since December 31, 2003 that management believes have changed the Bank's classification.

                     FIRSTFED FINANCIAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(12) Stockholders' Equity and Earnings Per Share (continued)

     The following table summarizes the Bank's regulatory capital and required capital for the years indicated:

                                                                         December 31, 2003
                                                 -----------------------------------------------------------------
                                                                                      Tier 1
                                                   Tangible          Core           Risk-based        Risk-based
                                                   Capital          Capital           Capital           Capital
                                                 -------------    ------------     --------------    -------------
                                                                      (Dollars in thousands)
Actual capital:
    Amount....................................$     408,524    $    408,524    $       408,524    $     443,867
    Ratio.....................................         8.48%           8.48%             14.66%           15.92%
FIRREA minimum required capital:
    Amount....................................$      72,254    $    192,678    $            --    $     223,005
    Ratio.....................................         1.50%           4.00%                --%            8.00%
FIRREA well capitalized required capital:
    Amount....................................$          --    $    240,848    $       167,254    $     278,757
    Ratio.....................................           --%           5.00%              6.00%           10.00%


                                                                        December 31, 2002
                                                 -----------------------------------------------------------------
                                                                                      Tier 1
                                                   Tangible          Core           Risk-based        Risk-based
                                                   Capital          Capital           Capital           Capital
                                                 -------------    ------------     --------------    -------------
                                                                      (Dollars in thousands)
Actual capital:
    Amount....................................$     341,680    $    341,680    $       341,680    $     374,421
    Ratio.....................................         8.05%           8.05%             13.26%           14.53%
FIRREA minimum required capital:
    Amount....................................$      63,643    $    169,715    $            --    $     206,142
    Ratio.....................................         1.50%           4.00%                --%            8.00%
FIRREA well capitalized required capital:
    Amount....................................$          --    $    212,143    $       154,607    $     257,678
    Ratio.....................................           --%           5.00%              6.00%           10.00%


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

     The Company may loan up to $6,000,000 to the Employee Stock Ownership Plan ("ESOP") under a line of credit loan. At December 31, 2003, the outstanding loan to the ESOP totaled $104,000. There was $553,000 outstanding at December 31, 2002. Interest on any outstanding loan balance is due each December 31. Interest varies based on the Bank's monthly cost of funds. The average rates paid during 2003 and 2002 were 2.18% and 3.16%, respectively.

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

(13) Employee Benefit Plans

     The Bank maintains a qualified defined  contribution plan established under
Section 401 (k) of the Internal Revenue Code, as amended (the "401(k) Plan"). Participants are permitted to make contributions on a pre-tax basis, a portion of which is matched by the Bank. The 401(k) Plan expense was $540,000, $310,000 and $356,000 for 2003, 2002 and 2001, respectively.

     The Bank has a Supplementary Executive Retirement Plan ("SERP") which covers any individual employed by the Bank as its Chief Executive Officer or Chief Operating Officer. The pension expense for the SERP was $850,000, $1,161,000 and $970,000 in 2003, 2002 and 2001, respectively. The SERP is unfunded. The expected contribution to the SERP during 2004 is $288,000.

     The discount rates used in determining the actuarial value of benefit obligations were 6.00% and 6.50%, respectively, as of December 31, 2003 and 2002. The rate of increase in future compensation levels used in determining the pension cost for the SERP was 4.0% as of December 31, 2003 and 2002. The plan had no assets at December 31, 2003 or 2002.

                     FIRSTFED FINANCIAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(13) Employee Benefit Plans (continued)

     The following table sets forth the funded status of the SERP and amounts recognized in the Company's financial statements for the years indicated:

                                                                                         At December 31,
                                                                                     ----------------------
                                                                                        2003          2002
                                                                                     ----------    --------
                                                                                         (In thousands)
Change in Benefit Obligation
        Projected benefit obligation, beginning of the year..................       $   9,161   $    7,885
        Service cost.........................................................             447          380
        Interest cost........................................................             586          581
        Benefits paid........................................................            (287)        (287)
        Actuarial gain.......................................................             278          602
                                                                                     ---------     --------
        Projected benefit obligation, end of the year........................       $  10,185   $    9,161
                                                                                     =========     ========
Change in Plan Assets
        Funded status........................................................         (10,185)  $   (9,161)
        Unrecognized transition obligation...................................              --           --
        Unrecognized prior service cost......................................             149          284
        Unrecognized loss....................................................           2,115        1,956
                                                                                     ---------     --------
        Net amount recognized................................................       $  (7,921)  $   (6,921)
                                                                                     =========     ========
Components of Net Periodic Benefit Cost
        Service cost.........................................................       $     447   $      380
        Interest cost........................................................             586          581
        Amortization of unrecognized transition obligation...................             119           65
        Amortization of unrecognized prior service cost......................             135          135
                                                                                     ---------     --------
        Pension cost.........................................................       $   1,287   $    1,161
                                                                                     =========     ========

     The projected benefit obligation, accumulated benefit obligation, and fair value of assets were $10,185,000, $8,604,000, and $0 respectively, at December 31, 2003 and $9,161,000, $7,255,000, and $0, respectively, at December 31, 2002.

     The Bank has a profit sharing plan (the "ESOP") for all salaried employees and officers who have completed one year of continuous service. The ESOP is accounted for in accordance with SOP 93-6. At December 31, 2003, the ESOP held 4.75% of the outstanding stock of the Company. Profit sharing expense for the years ended December 31, 2003, 2002 and 2001 was $2,030,000, $2,024,000 and
$2,020,000, respectively. The amount of the contribution made by the Bank is determined each year by the Board of Directors, but is not to exceed 15% of the participants' aggregated compensation. The Bank does not offer post-retirement benefits under this plan.

     For the year ended December 31, 2003 and 2002 total allocated ESOP shares were 767,486 and 819,964 shares, respectively. For the year ended December 31, 2003 and 2002 total unallocated ESOP shares were 3,426 and 23,105 shares, respectively. The fair value of unallocated ESOP shares totaled $149,000 and $669,000 at December 31, 2003 and 2002, respectively.

Stock Compensation Plans

     At December 31, 2003, the Company had two stock-based compensation programs, which are described below. The Company applies APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock compensation plans.

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

     The following table summarizes information about stock option activity during the periods indicated:

                                                                                         At December 31,
                                                                               ------------------------------------
                                                                                  2003          2002        2001
          Options Outstanding                                                  ----------    ---------    ---------
     (Weighted average option prices)                                                      (In shares)
Beginning of year ($17.08, $15.51 and $12.84)                                    857,682      819,915      796,538
       Granted ($29.55, $26.75 and $31.44).............................          150,510      134,900      127,050
       Exercised ($12.73, $10.98 and $12.22)...........................         (149,664)     (33,006)     (62,489)
       Canceled ($26.89, $20.53 and $18.12)............................          (50,280)     (64,127)     (41,184)
                                                                               ----------    ---------    ---------
       End of Year ($19.58, $17.08 and $15.51).........................          808,248      857,682      819,915
                                                                               ==========    =========    =========
       Shares exercisable at December 31, ($15.50, $13.41 and $11.53)..          352,004      407,401      309,808
                                                                               ==========    =========    =========

     Additional information with respect to stock options outstanding at December 31, 2003 follows:

                                                                                 Price Ranges
                                                        -------------------------------------------------------------
                                                        ($5.63 - $14.23)      ($14.24 - $22.84)     ($22.85 - $31.44)
Options outstanding:
Number of outstanding shares..........................        294,677              191,206                 322,365
Weighted-average contractual life ....................           4.08                 4.60                    8.23
Weighted-average exercise price ......................         $10.96               $16.68                  $29.17

Options exercisable:

Number of exercisable shares..........................        170,329              122,505                  59,170
Weighted-average exercise price ......................          $9.77               $16.68                  $29.54

                     FIRSTFED FINANCIAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(14) Parent Company Financial Information

     The following condensed parent company financial information should be read in conjunction with the other Notes to the Consolidated Financial Statements.

CONDENSED STATEMENTS OF FINANCIAL CONDITION

                                                                                    At December 31,
                                                                               ------------------------
                                                                                  2003          2002
                                                                               ---------    -----------
                                                                                   (In thousands)
Assets:
Cash....................................................................    $    18,990  $      17,947
Fixed assets............................................................             --            259
Other assets............................................................            449             --
Investment in subsidiary................................................        417,236        353,739
                                                                               ---------    -----------
                                                                            $   436,675  $     371,945
                                                                               =========    ===========
Liabilities and Stockholders' Equity:
Other liabilities.......................................................            108            304
Stockholders' equity....................................................        436,567        371,641
                                                                               ---------    -----------
                                                                            $   436,675  $     371,945
                                                                               =========    ===========

                                                                           Years Ended December 31,
                                                                      ------------------------------------
CONDENSED STATEMENTS OF OPERATIONS AND                                   2003          2002        2001
                                                                      ----------    ---------    ---------
                 COMPREHENSIVE EARNINGS                                         (In thousands)
Dividends received from Bank..................................     $        --   $    20,000  $        --
Equity in undistributed net earnings of subsidiary ...........           64,605       35,254       52,007
Other expense, net............................................             (130)         (82)      (1,705)
                                                                      ----------    ---------    ---------
Net earnings..................................................           64,475       55,172       50,302
                                                                      ==========    =========    =========
Other comprehensive earnings (loss), net of taxes.............           (1,110)        (790)       5,149
                                                                      ----------    ---------    ---------
Comprehensive earnings........................................     $     63,365  $    54,382  $    55,451
                                                                      ==========    =========    =========

                     FIRSTFED FINANCIAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(14) Parent Company Financial Information (continued)

                                                                            Years Ended December 31,
                                                                      -------------------------------------
CONDENSED STATEMENTS OF CASH FLOWS                                       2003           2002        2001
                                                                      ----------    ----------    ---------
                                                                                 (In thousands)
Net Cash Flows from Operating Activities:
  Net earnings................................................     $     64,475  $     55,172  $    50,302
  Adjustments to reconcile net earnings to
       net cash provided by operating activities:
    Equity in undistributed
       net earnings of subsidiary.............................          (64,605)      (35,254)     (52,007)
    Depreciation expense......................................               62           160          184
    Other.....................................................             (646)           25        2,760
                                                                      ----------    ----------    ---------
    Net cash provided by operating activities.................             (714)       20,103        1,239
                                                                      ----------    ----------    ---------
Cash Flows from Investing Activities:
    Decrease (increase) in fixed assets.......................              197            --         (112)
                                                                      ----------    ----------    ---------
    Net cash used in investing activities.....................              197            --         (112)
                                                                      ----------    ----------    ---------
Cash Flows from Financing Activities:
    Purchase of treasury stock................................             (965)       (8,832)          --
    (Increase) decrease in unreleased shares..................              472          (597)         841
    Exercise of stock options.................................            2,053         1,010          764
                                                                      ----------    ----------    ---------
Net cash provided by (used in) financing activities...........            1,560        (8,419)       1,605
                                                                      ----------    ----------    ---------
Net increase in cash..........................................            1,043        11,684        2,732
Cash at beginning of period...................................           17,947         6,263        3,531
                                                                      ----------    ----------    ---------
Cash at end of period.........................................     $     18,990  $     17,947  $     6,263
                                                                      ==========    ==========    =========

(15) Quarterly Results of Operations: (unaudited)

     Summarized below are the Company's results of operations on a quarterly basis for 2003, 2002 and 2001:

                                                    Provision                                              Basic       Diluted
                        Interest      Interest      for Loan      Other     Non-Interest     Net         Earnings      Earnings
                         Income        Expense       Losses       Income      Expense      Earnings      per Share    per Share
                       ----------    ----------    ----------    --------    ---------    ---------     ----------   -----------
                                                         (In thousands, except per share data)
First quarter
2003.................  $ 60,839   $     23,324  $        --   $    3,348  $    14,116  $     15,478 $        0.92    $   0.89
2002.................    70,776         36,788           --        2,699       15,311        12,368          0.72        0.70
2001.................    88,017         55,865           --        2,007       12,533        12,373          0.72        0.70
Second quarter
2003.................  $ 59,412   $     22,350  $        --   $    3,393  $    13,429  $     15,633 $        0.92    $   0.90
2002.................    65,923         32,943           --        2,494       14,233        12,287          0.71        0.70
2001.................    87,443         53,881           --        1,641       13,195        12,592          0.73        0.71
Third quarter
2003.................  $ 58,344   $     21,814  $        --   $    5,590  $    13,522  $     18,203 $        1.07    $   1.04
2002.................    64,741         31,312           --        8,711       14,107        16,226          0.94        0.92
2001.................    81,837         49,397           --        3,019       13,738        12,427          0.72        0.70
Fourth quarter
2003.................  $ 57,286   $     20,854  $        --   $    4,410  $    14,522  $     15,161 $        0.89    $   0.87
2002.................    62,438         27,376           --        4,170       14,561        14,291          0.84        0.83
2001.................    76,635         42,611           --        2,252       13,708        12,910          0.75        0.73
Total year
2003.................  $235,881   $     88,342  $        --   $   16,741  $    55,589  $     64,475 $        3.80    $   3.70
2002.................   263,878        128,419           --       18,074       58,212        55,172          3.22        3.15
2001.................   333,932        201,754           --        8,919       53,174        50,302          2.92        2.85

                     FIRSTFED FINANCIAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(16) Fair Value of Financial Instruments

     The  following   table  presents  fair  value   information  for  financial
instruments for which a market exists.

                                                                             At December 31,
                                                     ----------------------------------------------------------------
                                                                   2003                             2002
                                                     ------------------------------    ------------------------------
                                                       Carrying                          Carrying
                                                        Value          Fair Value         Value          Fair Value
                                                     -----------    ---------------    -------------    -------------
                                                                              (In thousands)
Mortgage-backed securities ....................   $      135,176 $         135,176  $       200,585  $      200,585
U.S. Government securities ....................              200               200              203             203
Collateralized mortgage obligations ...........          116,211           116,211          102,852         102,852
Loans held-for-sale ...........................              492               494            2,293           2,300

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

                                                                               At December 31,
                                                     ------------------------------------------------------------------
                                                                    2003                              2002
                                                     ------------------------------    --------------------------------
                                                                       Calculated                          Calculated
                                                      Historical       Fair Value        Historical        Fair Value
                                                         Cost            Amount             Cost             Amount
                                                     -----------    ---------------    -------------    ---------------
                                                                               (In thousands)
ASSETS
Adjustable loans:
  Single family ...............................   $      2,439,962  $    2,527,181  $      1,636,398 $       1,665,635
  Multi-family ................................          1,526,186       1,582,830         1,611,318         1,659,295
  Commercial  .................................            314,524         336,909           383,383           401,772
Fixed rate loans:
  Single family                                             13,665          14,610            22,685            23,290
  Multi-family ................................             21,585          23,459            33,995            35,969
  Commercial  .................................             30,749          33,807            37,640            39,916
Commercial business loans......................             34,424          35,372            20,304            20,595
Construction loans.............................              9,053           9,370             6,927             7,150
Consumer loans.................................             57,670          49,998            36,880            36,891
Non-performing loans ..........................              3,342           3,342             6,722             6,722

LIABILITIES
Fixed-term certificate accounts ...............            569,127         578,754           921,407           934,359
Non-term deposit accounts .....................          1,969,271       1,969,271         1,605,619         1,605,619
Borrowings ....................................          1,816,622       1,843,890         1,322,273         1,369,329


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

Loans Receivable

     The portfolio is segregated into those loans with adjustable rates of interest and those with fixed rates of interest. Fair values are based on discounting future cash flows by the current rate offered for such loans with similar remaining maturities and credit risk. The amounts so determined for each loan category are reduced by the Bank's allowance for loans losses which thereby takes into consideration changes in credit risk. At December 31, 2003, the Bank had outstanding commitments to fund $246,996,000 in real estate mortgage loans, $11,625,000 in construction loans and $12,000 in non-mortgage loans. All loan commitments were substantially at fair value.

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

Borrowings

     For short-term borrowings, fair value approximates carrying value. The fair value of long-term borrowings is based on their interest rate characteristics. For variable rate borrowings, fair value is based on carrying values. For fixed rate borrowings, fair value is based on discounting future contractual cash flows by the current interest rate paid on such borrowings with similar remaining maturities.

                          Independent Auditors' Report



The Board of Directors
FirstFed Financial Corp.:


We have audited the accompanying consolidated statements of financial condition of FirstFed Financial Corp. and subsidiary (Company) as of December 31, 2003 and 2002 and the related consolidated statements of operations and comprehensive earnings, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FirstFed Financial Corp. and subsidiary as of December 31, 2003 and 2002 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.






                                    KPMG LLP








Los Angeles, California
January 28, 2004

ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A -- CONTROLS AND PROCEDURES

(a)  Under  the  supervision  and  with  the   participation  of  the  Company's
     management, including its principal executive officer and principal accounting officer, the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within 90 days of the filing date of this report. Based on their evaluation, the Company's principal executive officer and principal accounting officer concluded that the Company's disclosure controls and procedures are effective to alert them to any material information relating to the Company (including its consolidated subsidiaries) that must be included in the Company's periodic Securities and Exchange Commission filings.

(b) There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph
     (a) above.

(c) The Company intends to review and evaluate the design and effectiveness of its disclosure controls and procedures from time to time in order to improve its controls and procedures. If any deficiencies are discovered in the future, corrective action will be taken in order to ensure that senior management has timely access to all material financial and non-financial information concerning the Company's business. While management believes that the Company's disclosure controls and procedures are currently effective to achieve these results, future events affecting the Company's business may cause management to modify its disclosure controls and procedures.

                                    PART III

ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding directors and executive officers appearing on page 5 of the Proxy Statement for the Annual Meeting of Stockholders' to be held April 21, 2004 (the "Proxy Statement") is incorporated herein by reference.

ITEM 11 -- EXECUTIVE COMPENSATION

     Information regarding executive compensation appearing on page 8 of the Proxy Statement is incorporated herein by reference.

ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding security ownership of certain beneficial owners and management appearing on pages 2 and 3 of the Proxy Statement incorporated herein by reference. Information regarding securities authorized for issuance under equity compensation plans appearing on page 3 of the Proxy Statement is incorporated herein by reference.

ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information   regarding  certain  relationships  and  related  transactions appearing on pages 10 through 11 of the Proxy Statement is incorporated herein by reference.

ITEM 14 --PRINCIPAL ACCOUNTING FEES AND SERVICES

     Information regarding principal accounting fees and services appearing on page 16 of the Proxy Statement and the Audit Committee Charter attached as Exhibit A to the Proxy Statement, are incorporated herein by reference.

                                     PART IV

ITEM 15 -- EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND REPORTS
           ON FORM 8K

                     FIRSTFED FINANCIAL CORP. AND SUBSIDIARY
 EXHIBIT
 NUMBER
 -------------

(3.1) Restated Certificate of Incorporation filed as Exhibit 3.1 to Form 10-K for the fiscal year ended December 31, 1999 and incorporated by reference.
(3.2) By-laws filed as Exhibit (1)(a) to Form 8-A dated September 4,1987 and incorporated by reference.
(4.1) Amended and Restated Rights Agreement dated as of September 25, 1998, filed as Exhibit 4.1 to Form 8-A/A, dated September 25, 1998 and incorporated by reference.
(10.1) Deferred Compensation Plan filed as Exhibit 10.3 to Form 10-K for the fiscal year ended December 31, 1983 and incorporated by reference.
(10.2)   Supplemental Executive Retirement Plan dated January 16, 1986 filed as
         Exhibit 10.5 to Form 10-K for the fiscal year ended December 31, 1992 and incorporated by reference.
(10.3) Change of Control Agreement effective September 26, 1996 filed as Exhibit 10.4 to Form 10-Q for the Quarter ended September 30, 1996 and Amendment filed as Exhibit 10.3 10.4 for change of control to Form 10-Q for the Quarter ended September 30, 2000 and incorporated by reference.
(10.4) 1997 Non-employee Directors Stock Incentive Plan filed as Exhibit 1 to Form S-8 dated August 12, 1997 and Amendment filed as Exhibit 10.5 to Form 10-Q for the Quarter ended September 30, 2000, and incorporated by reference.
(21) Registrant's sole subsidiary is First Federal Bank of California, a federal savings bank.
(23)     Independent Auditors' consent.
(24)     Power of Attorney (included at page 78).
(31.1) Certification of Babette E. Heimbuch, Chairman, President and Chief Executive Officer of the Company, pursuant to Rule 13a-14(a) of the Exchange Act.
(31.2) Certification of Douglas J. Goddard, Executive Vice President and Chief Financial Officer of the Company, pursuant to Rule 13a-14(a) of the Exchange Act.
(32.1) Certification of Babette E. Heimbuch, Chairman, President and Chief Executive Officer of the Company, pursuant to 18 U.S.C. Section 1350.
(32.2) Certification of Douglas J. Goddard, Executive Vice President and Chief Financial Officer of the Company, pursuant to 18 U.S.C.
         Section 1350.

     This 2003 Annual Report on Form 10-K and the Proxy Statement have already been furnished to each stockholder of record who is entitled to receive copies thereof. Copies of these items will be furnished without charge upon request in writing by any stockholder of record on March 5, 2004 and any beneficial owner of Company stock on such date who has not previously received such material and who so represents in good faith and in writing to:

                               Corporate Secretary
                            FirstFed Financial Corp.
                             401 Wilshire Boulevard
                         Santa Monica, California 90401

     Other exhibits will be supplied to any such stockholder at a charge equal to the Company's cost of copying, postage, and handling.

(b) Reports on Form 8-K

     The Company filed reports on Form 8-K during the year ended December 31, 2003 on the following dates: October 15, 2003, October 22, 2003, November 21, 2003, and December 23, 2003. The reports are related to the release of the Company's third quarter earnings and the disclosure of certain other financial data.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            FIRSTFED FINANCIAL CORP.,
                             a Delaware corporation

Dated this 24th day of February 2004
                                         By: /s/ Babette E. Heimbuch
                                             -----------------------
                                                 Babette E. Heimbuch
                                                 Chief Executive Officer

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has be signed by the following persons on behalf of the Registrant and in the capacities indicated on the 24th day of February 2004.




SIGNATURE                                      TITLE

                                               Chairman of the Board and
                                               Chief Executive Officer
/s/ Babette E. Heimbuch                        (Principal Executive Officer)
----------------------------------------
    Babette E. Heimbuch

                                               Director, President and Chief
/s/ James P. Giraldin                          Operating Officer
----------------------------------------
     James P. Giraldin

                                               Executive Vice President and
/s/ Douglas J. Goddard                         Chief Financial Officer
----------------------------------------
    Douglas J. Goddard                         (Principal Financial Officer)

                                               Senior Vice President
/s/ Brenda J. Battey                           and Controller
----------------------------------------
    Brenda J. Battey                           (Principal Accounting Officer)

/s/ Jesse Casso, Jr.                           Director
----------------------------------------
    Jesse Casso, Jr.

/s/ Christopher M. Harding                     Director
----------------------------------------
    Christopher M. Harding

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

/s/ William P. Rutledge                        Director
----------------------------------------
    William P. Rutledge

/s/ Charles F. Smith                           Director
----------------------------------------
    Charles F. Smith

/s/ Steven L. Soboroff                         Director
----------------------------------------
    Steven L. Soboroff

/s/ John R. Woodhull                           Director
----------------------------------------
    John R. Woodhull

                                  Exhibit 31.1

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Babette Heimbuch, certify that:

1)   I have  reviewed  this  annual  report on Form 10-K of  FirstFed  Financial
     Corp.;

2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

(4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

         (i) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         (ii) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

         (iii)Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         (iv) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting;

(5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons fulfilling the equivalent function):

         (i) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

         (ii) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting; and

(6) The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal control over financial reporting or in other factors that could significantly affect internal control over financial reporting subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 24th day of February 2004
                                            By: /s/ Babette E. Heimbuch
                                                -----------------------
                                                    Babette E. Heimbuch
                                                    Chief Executive Officer

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

(4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

         (i) Designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         (ii) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

         (iii) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         (iv) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting;

(5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons fulfilling the equivalent function):

         (i) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

         (ii) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting; and

(6) The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal control over financial reporting or in other factors that could significantly affect internal control over financial reporting subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 24th day of February 2004.
                                              By: /s/ Douglas Goddard
                                                  -------------------
                                                      Douglas Goddard
                                                      Chief Financial Officer

                                  EXHIBIT 32.1

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

                            FIRSTFED FINANCIAL CORP.
                                 Registrant


Date:   February 24, 2004
                                             By: /s/ Babette E. Heimbuch
                                                 -----------------------
                                                     Babette E. Heimbuch
                                                     Chief Executive Officer

                                  EXHIBIT 32.2


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

                            FIRSTFED FINANCIAL CORP.
                                   Registrant



Date:   February 24, 2004
                                            By: /s/ Douglas J. Goddard
                                                ----------------------
                                                    Douglas J. Goddard
                                                    Chief Financial Officer and
                                                    Executive Vice President