Form 10-Q
period 2004-03-31
FIRSTFED FINANCIAL CORP
filed 2004-05-10
CIK 810536

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X|                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes |X| No | |
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
                                 Yes |X| No | |
As of May 1, 2004, 16,958,848 shares of the Registrant's $.01 par value common stock were outstanding.

                            FirstFed Financial Corp.
                                      Index

                                                                                        Page
Part I.        Financial Information

               Item 1.  Financial Statements

                        Consolidated  Statements of Financial Condition as of March        3
                        31, 2004, December 31, 2003 and March 31, 2003

                        Consolidated  Statements  of Operations  and  Comprehensive        4
                        Earnings for the three months ended March 31, 2004 and 2003

                        Consolidated  Statements of Cash Flows for the three months        5
                        ended March 31, 2004 and 2003

                        Notes to Consolidated Financial Statements                         6

               Item 2.  Management's   Discussion   and   Analysis   of   Financial        8
                        Condition and Results of Operations

               Item 3.  Quantitative and Qualitative Disclosures About Market Risk        18

               Item 4.  Controls and Procedures                                           18

Part II.       Other Information (omitted items are inapplicable)

               Item 6.  Exhibits and Reports on Form 8-K                                  19

Signatures                                                                                20

Exhibits
                        31.1 Certification of Chief Executive Officer pursuant to         21
                             Section 302 of the Sarbanes-Oxley Act of 2002
                                                                                          22
                        31.2 Certification of Chief Financial Officer pursuant to
                             Section 302 of the Sarbanes-Oxley Act of 2002

                        32.1 Certification of Chief Executive Officer pursuant to         23
                             18 USC Section 1350, as adopted pursuant to Section
                             906 of the Sarbanes-Oxley Act of 2002

                        32.2 Certification of Chief Financial Officer pursuant to         24
                             18 USC Section 1350, as adopted pursuant to Section
                             906 of the Sarbanes-Oxley Act of 2002


                          PART I - FINANCIAL STATEMENTS
Item 1. Financial Statements

                     FirstFed Financial Corp. and Subsidiary
                 Consolidated Statements of Financial Condition
                        (In thousands, except share data)
                                   (Unaudited)

                                                     March 31,        December 31,         March 31,
                                                       2004               2003               2003
                                                  --------------     -------------     ---------------
ASSETS
Cash and cash equivalents                      $        41,417   $        54,318   $          58,830
Investment securities, available-for-sale
  (at fair value)                                      213,605           116,411             109,390
Mortgage-backed securities,
  available-for-sale (at fair value)                   124,217           135,176             185,315
Loans receivable, held-for-sale (fair value
  of  $494 and $4,476)                                      --               492               4,426
Loans receivable, net                                4,640,055         4,373,620           3,925,471
Accrued interest and dividends receivable               18,155            16,941              17,422
Real estate, net                                         1,324             1,324                 404
Office properties and equipment, net                    10,622            10,568              10,111
Investment in Federal Home Loan Bank (FHLB)
  stock, at cost                                        95,400            87,775              75,182
Other assets                                            28,230            28,397              29,730
                                                  --------------     -------------     ---------------
                                               $     5,173,025   $     4,825,022   $       4,416,281
                                                  ==============     =============     ===============
LIABILITIES
Deposits                                       $     2,712,922   $     2,538,398   $       2,492,422
FHLB advances                                        1,852,000         1,694,000           1,347,000
Securities sold under agreements to
  repurchase                                           117,122           122,622             149,021
Accrued expenses and other liabilities                  38,804            33,435              40,651
                                                  --------------     -------------     ---------------
                                                     4,720,848         4,388,455           4,029,094
                                                  --------------     -------------     ---------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, par value $.01 per share;
  Authorized 100,000,000 shares;
  issued 23,589,144, 23,543,339 and
  23,469,842 shares, outstanding 17,091,448,
  17,045,643 and 16,972,146 shares                         236               235                 235
Additional paid-in capital                              38,386            37,733              36,582
Retained earnings - substantially restricted           498,342           483,360             434,362
Unreleased shares to employee stock
  ownership plan                                          (105)             (125)               (556)
Treasury stock, at cost, 6,497,696 shares,             (85,727)          (85,727)            (85,727)
Accumulated other comprehensive earnings,
  net of taxes                                           1,045             1,091               2,291
                                                  --------------     -------------     ---------------
                                                       452,177           436,567             387,187
                                                  --------------     -------------     ---------------
                                               $     5,173,025   $     4,825,022   $       4,416,281
                                                  ==============     =============     ===============

                 See accompanying notes to consolidated financial statements.

                     FirstFed Financial Corp. and Subsidiary
               Consolidated Statements of Operations and Comprehensive Earnings
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                                 Three months ended March 31,
                                                                ------------------------------
                                                                    2004             2003
                                                                ------------    --------------
Interest income:
    Interest on loans                                        $      55,660   $        57,069
    Interest on mortgage-backed securities                             939             1,670
    Interest and dividends on investments                            1,918             2,099
                                                                ------------    --------------
       Total interest income                                        58,517            60,838
                                                                ------------    --------------
Interest expense:
    Interest on deposits                                             8,484            11,367
    Interest on borrowings                                          12,320            11,956
                                                                ------------    --------------
       Total interest expense                                       20,804            23,323
                                                                ------------    --------------

Net interest income                                                 37,713            37,515
Provision for loan losses                                               --                --
                                                                ------------    --------------
Net interest income after provision for loan losses                 37,713            37,515
                                                                ------------    --------------

Non-interest income:
    Loan servicing and other fees                                    2,001             1,610
    Retail office fees                                               1,320             1,147
    Gain on sale of loans                                               13               472
    Real estate operations, net                                         49                15
    Other operating income                                              78               102
                                                                ------------    --------------
       Total non-interest income                                     3,461             3,346
                                                                ------------    --------------
Non-interest expense:
    Salaries and employee benefits                                   9,194             8,782
    Occupancy                                                        2,057             2,007
    Amortization of core deposit intangible                            499               499
    Other expense                                                    3,532             2,828
                                                                ------------    --------------
       Total non-interest expense                                   15,282            14,116
                                                                ------------    --------------

Earnings before income taxes                                        25,892            26,745
Income tax provision                                                10,915            11,268
                                                                ------------    --------------
Net earnings                                                 $      14,977   $        15,477
                                                                ============    ==============
Other comprehensive earnings (loss),
      net of taxes                                                     (46)               90
                                                                ------------    --------------
Comprehensive earnings                                       $      14,931   $        15,567
                                                                ============    ==============
Earnings per share:
    Basic                                                    $        0.88   $          0.91
                                                                ============    ==============
    Diluted                                                  $        0.86   $          0.90
                                                                ============    ==============
Weighted average shares outstanding:
    Basic                                                       17,067,581        16,920,158
                                                                ============    ==============
    Diluted                                                     17,495,422        17,271,160
                                                                ============    ==============

                 See accompanying notes to consolidated financial statements.

                     FirstFed Financial Corp. and Subsidiary
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                  Three months ended March 31,
                                                               -------------------------------------
                                                                     2004                 2003
                                                               ----------------    -----------------
    CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings                                           $           14,977   $           15,477
    Adjustments to reconcile net earnings to
      net cash provided by operating activities:
      Net change in loans held-for-sale                                   492               (2,133)
      Depreciation                                                        266                  372
      Valuation adjustments on real estate sold                            --                   31
      Amortization of fees and premiums/discounts                       1,512                  178
      Decrease in servicing asset                                          30                   60
      Change in taxes payable                                           9,311               11,230
      (Increase) decrease in interest and dividends receivable         (1,214)                 330
      Increase (decrease) in interest payable                             236               (1,981)
      Amortization of core deposit intangible asset                       499                  499
      Increase in other assets                                         (2,083)              (3,128)
      Decrease in accrued expenses and
        other liabilities                                              (4,178)              (1,387)
                                                               ----------------    -----------------
        Total adjustments                                               4,871                4,071
                                                               ----------------    -----------------
        Net cash provided by operating activities                      19,848               19,548
                                                               ----------------    -----------------
    CASH FLOWS FROM INVESTING ACTIVITIES:
      Loans made to customers and principal
        collections on loans                                         (262,248)            (156,619)
      Loans purchased                                                    (293)                 (45)
      Change in unearned loan fees                                     (4,635)              (2,275)
      Proceeds from sales of real estate owned                             --                  177
      Proceeds from maturities and principal payments
        of investment securities, available-for-sale                    6,277               35,307
      Principal reductions on mortgage-backed securities,
        available for sale                                             10,527               16,115
      Purchase of investment securities,
        available for sale                                           (103,242)             (42,300)
      (Purchases) redemptions of FHLB stock                            (6,838)               4,600
                                                               ----------------    -----------------
        Net cash used by investing activities                        (360,452)            (145,040)

    CASH FLOWS FROM FINANCING ACTIVITIES:
      Net increase (decrease) in deposits                             174,524              (34,604)
      Net increase in short term borrowings                           234,500              143,748
      Net Increase (decrease) in long term borrowings                 (82,000)              30,000
      Purchases of treasury stock                                          --                 (964)
      Other                                                               679                  943
                                                               ----------------    -----------------
        Net cash provided by financing activities                     327,703              139,123
                                                               ----------------    -----------------
      Net increase (decrease) in cash and cash equivalents            (12,901)              13,631
      Cash and cash equivalents at beginning of period                 54,318               45,199
                                                               ----------------    -----------------
      Cash and cash equivalents at end of period           $           41,417   $           58,830
                                                               ================    =================

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

4. The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, issued in March 2000, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, establishes accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards in each period.

                                                  Three Months Ended March 31,
                                                 -----------------------------
                                                     2004            2003
                                                 ------------    -------------
                                             (In thousands, except per share data)
  Net income as reported..................     $      14,977  $        15,477
                                                 ------------    -------------
  Deduction:
   Total stock-based compensation expense
   determined under fair-value-based method
   for all rewards, net of tax............              (206)            (132)
                                                 ------------    -------------
    Pro forma net income..................     $      14,771  $        15,345
                                                 ============    =============
  Earnings per share:
  Basic:
    As reported...........................     $        0.88  $          0.91
    Pro forma.............................     $        0.87  $          0.91

  Diluted:
    As reported...........................     $        0.86  $          0.90
    Pro forma.............................     $        0.85  $          0.89

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2004 and 2003, respectively: no dividend yield in any year; expected volatility of 32% and 34%; risk free interest rates of 4.2% and 3.8%; and expected average lives of 5.5 years in both periods. The weighted-average grant date fair value of options granted during the periods are $15.58 and $11.82 for 2004 and 2003, respectively. The Company has elected to recognize forfeitures in the year they occur.

5. The following table sets forth the net periodic benefit cost attributable to the Company's Supplementary Executive Retirement Plan:

                                                        Pension Benefits
                                                Three months ended March 31,
                                                --------------------------------
                                                     2004             2003
                                                --------------   ---------------
                                                        (In thousands)
Quarterly Expense
  Service cost...........................    $        121,034    $      111,690
  Interest cost..........................             150,625           146,542
  Expected return on plan assets.........                  --                --
  Amortization of net (gain) loss........              35,546            29,865
  Amortization of prior service cost.....              33,661            33,661
  Amortization of transition
   obligation/(asset)....................                  --                --
                                                --------------   ---------------
    Net periodic benefit cost............    $        340,886    $      321,758
                                                ==============   ===============
Weighted Average Assumptions
  Discount rate..........................               6.00%              6.50%
  Rate of compensation increase..........               4.00%              4.00%
  Expected return on plan assets.........                N/A               N/A

The Company does not expect any significant changes to the amounts previously disclosed for contributions for benefits payments.

 6. Recent Accounting Pronouncements

     In December 2003, SFAS Statement No. 132 (revised), Employers' Disclosures about Pensions and Other Postretirement Benefits, was issued. Statement 132 (revised) prescribes employers' disclosures about pension plans and other postretirement benefit plans; it does not change the measurement or recognition of those plans. The Statement retains and revises the disclosure requirements contained in the original Statement 132. It also requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. The Statement generally is effective for fiscal years ending after December 15, 2003. The Company's disclosures in Note 5 incorporate the requirements of Statement 132 (revised).

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following narrative is written with the presumption that the users have read or have access to the Company's 2003 Annual Report on Form 10-K, which contains the latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2003, and for the year then ended. Therefore, only material changes in financial condition and results of operations are discussed herein.

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

Financial Condition

At March 31, 2004, FirstFed Financial Corp. ("Company"), holding company for First Federal Bank of California and its subsidiaries ("Bank"), had consolidated stockholders' equity of $452.2 million compared to $436.6 million at December 31, 2003 and $387.2 million at March 31, 2003. Consolidated total assets at March 31, 2004 were $5.2 billion compared to $4.8 billion at December 31, 2003 and $4.4 billion at March 31, 2003. The increase in total assets for the period ended March 31, 2004 compared to December 31, 2003 and March 31, 2003 is primarily attributable to an increase in the loan portfolio to $4.6 billion at March 31, 2004 from $4.4 billion at December 31, 2003 and $3.9 billion at March 31, 2003. Loan originations and purchases were $593.5 million during the first quarter of 2004 compared to $538.9 million during the first quarter of 2003. Loan payoffs and principal reductions were $331.0 million during the first quarter of 2004 compared to $383.4 million during the first quarter of 2003.

The Bank's financial results are primarily influenced by the interest rate environment and Southern California real estate market. Residential real estate prices in Southern California have continued at record high levels during 2004. However, according to the UCLA Forecast for California, March 2004 Report ("Forecast"), real estate values in Los Angeles County slowed their ascent in the final quarter of 2003. The Forecast predicts a slow increase in mortgage rates over the next two years which will have a large impact on real estate values.

The following table summarizes loan originations and purchases by property type for the periods indicated:

                                                  Three months ended
                                                       March 31,
                                                   2004         2003
                                               ------------- ------------
                                                    (In thousands)
   Single family                               $    438,524  $   388,780
   Multi-family and commercial                      133,333      131,925
   Other (1)                                         21,681       18,224
                                                 -----------   ----------
     Total                                     $    593,538  $   538,929
                                                 ===========   ==========

(1) Includes consumer loans and commercial business loans.

At March 31, 2004, 81% of the Bank's loan portfolio was invested in adjustable rate products. Loans that adjust monthly based on the FHLB Eleventh District Cost of Funds Index ("COFI") comprised 33% of the loan portfolio. Loans that adjust monthly based on the 12-month average U.S. Treasury Security rate ("12MAT") comprised 24% of the loan portfolio. Loans that adjust monthly based on the 3-Month Certificate of Deposit Index ("CODI") comprised 21% of the loan portfolio and loans that adjust monthly based on the London Inter-Bank Offering Rate ("LIBOR") and other indices comprised 3% of the loan portfolio.

The following table summarizes loan originations and purchases by loan type for the periods indicated:

                                                       Three months ended
                                                           March 31,
                                                       2004         2003
                                                    ------------ ------------
                                                         (In thousands)
Adjustable:
 12MAT                                              $   204,235  $   174,563
 CODI                                                   321,942      111,814
 COFI                                                    26,615       50,391
 Other                                                   22,640       18,224

Fixed                                                     1,549       29,068
Hybrid (1)                                               16,557      154,869
                                                     -----------   ----------
   Total                                            $   593,538  $   538,929
                                                     ===========   ==========

(1) These loan types are adjustable rate loans with initial fixed interest rate periods ranging from 3 to 7 years.

The Bank's non-performing assets to total assets ratio was 0.06% as of March 31, 2004, compared to 0.10% as of December 31, 2003 and 0.14% as of March 31, 2003. (See "Non-performing Assets" for further discussion.)

The Bank recorded net loan recoveries of $58 thousand and $47 thousand for the first quarter of 2004 and first quarter of 2003, respectively. The Bank did not record a provision for loan loss during the first quarter of 2004 or for the comparable 2003 period. Allowances for loan losses (including general valuation allowances and valuation allowances for impaired loans) totaled $75.8 million or 1.61% of gross loans at March 31, 2004. This compares with $75.7 million or 1.70% at December 31, 2003 and $75.8 million or 1.89% at March 31, 2003.

The following table shows the components of the Bank's portfolio of loans (including loans held for sale) and mortgage-backed securities by collateral type as of the dates indicated:

                                                       March 31,       December 31,       March 31,
                                                         2004             2003              2003
                                                   ---------------   --------------   ---------------
                                                                  (In thousands)
    REAL ESTATE LOANS
     First trust deed residential loans
       One-to-four units                        $        2,690,039  $     2,456,971   $     1,871,704
       Five or more units                                1,564,844        1,547,771         1,653,530
                                                   ---------------   --------------   ---------------
         Residential loans                               4,254,883        4,004,742         3,525,234

   OTHER REAL ESTATE LOANS
       Commercial and industrial                           346,305          345,273           408,846
       Second trust deeds                                    6,621            9,053             5,507
       Other                                                12,077            7,281             7,071
                                                   ---------------   --------------   ---------------
         Real estate loans                               4,619,886        4,366,349         3,946,658

   NON-REAL ESTATE LOANS:
       Deposit accounts                                        641              649             1,196
       Commercial business loans                            40,401           34,424            27,930
       Consumer                                             52,956           49,738            41,586
                                                   ---------------   --------------   ---------------
         Loans receivable                                4,713,884        4,451,160         4,017,370

   LESS:
       General valuation allowances -
         loan portfolio                                     75,296           75,238            75,270
       Valuation allowances - impaired loans                   496              496               496
       Deferred loan origination fees
       (costs), net                                         (1,963)           1,314            11,707
                                                   ---------------   --------------   ---------------
         Net loans receivable                            4,640,055        4,374,112         3,929,897

   FHLMC AND FNMA MORTGAGE-BACKED
     SECURITIES (at fair value):
       Secured by single family dwellings                  117,633          128,465           177,295
       Secured by multi-family dwellings                     6,584            6,711             8,020
                                                   ---------------    --------------  ---------------
         Mortgage-backed securities                        124,217          135,176           185,315
                                                   ---------------   --------------   ---------------
             TOTAL                              $        4,764,272  $     4,509,288   $     4,115,212
                                                   ===============   ==============   ===============

The mortgage-backed securities portfolio, classified as available-for-sale, was recorded at fair value as of March 31, 2004. An unrealized gain of $715 thousand, net of taxes, was recorded in stockholders' equity as of March 31, 2004. This compares to net unrealized gains of $965 thousand as of December 31, 2003 and $2.1 million as of March 31, 2003.

The investment securities portfolio, classified as available-for-sale, was recorded at fair value as of March 31, 2004. An unrealized gain of $330 thousand, net of taxes, was reflected in stockholders' equity as of March 31, 2004. This compares to net unrealized gains of $126 thousand as of December 31, 2003 and $212 thousand as of March 31, 2003.

Asset/Liability Management

Market risk is the risk of loss from adverse changes in market prices and interest rates. The Bank's market risk arises primarily from the interest rate risk inherent in its lending and liability funding activities.

The Bank's net interest income typically improves during periods of decreasing interest rates because there is a three-month time lag before changes in COFI, and a two-month time lag before changes in 12MAT, CODI and LIBOR, can be implemented with respect to the Bank's adjustable rate loans. Therefore, during periods immediately following interest rate decreases, the Bank's cost of funds tends to decrease faster than the yield earned on its adjustable rate loan portfolio. The reverse is true during periods immediately following interest rate increases. The composition of the Bank's financial instruments that are subject to market risk has not changed materially since December 31, 2003.

The one year GAP (the difference between rate-sensitive assets and liabilities repricing within one year or less) was a positive $541.3 million or 10.5% of total assets at March 31, 2004. In comparison, the one year GAP was a positive $666.1 million or 13.8% of total assets at December 31, 2003.

Capital

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and percentages of total capital to assets. The Bank meets the standards necessary to be deemed well capitalized under the applicable regulatory requirements. The following table summarizes the Bank's actual capital and required capital as of March 31, 2004:

                                            Tangible          Core         Risk-based
                                             Capital         Capital        Capital
                                           -----------    ------------   -------------
                                                      (Dollars in thousands)
     Actual Capital:
        Amount                           $   424,110    $    424,110    $   461,480
        Ratio                                   8.21%            8.21%        15.63%
     Minimum required capital:
        Amount                           $    77,500    $    206,666    $   236,132
        Ratio                                   1.50%           4.00%          8.00%
     Well capitalized required capital:
        Amount                           $        --    $    258,333    $   295,165
        Ratio                                     --%           5.00%         10.00%

During the first quarter of 2003, the Company repurchased 33,800 shares of its common stock at an average market price of $28.53 per share. There were no stock repurchases during the first quarter of 2004. Subsequent to March 31, 2004 and through May 1, 2004, the Company repurchased 133,100 shares of its common stock at an average market price of $40.63 per share. There remain 1,215,577 shares eligible for repurchase under the Company's stock repurchase program as of May 1, 2004.

Loan Loss Allowances

Listed below is a summary of activity in the Bank's general valuation allowance and the valuation allowance for impaired loans during the periods indicated:

                                                     Three Months Ended March 31, 2004
                                                --------------------------------------------
                                                   General         Impaired
                                                  Valuation       Valuation
                                                 Allowances       Allowances        Total
                                                -------------    ------------    ----------
                                                               (In thousands)
          Balance at December 31, 2003          $     75,238   $          496  $    75,734
          Recoveries                                      58               --           58
                                                -------------     ------------    ---------
          Balance at March 31, 2004             $     75,296   $          496  $    75,792
                                                =============     ============    =========

                                                     Three Months Ended March 31, 2003
                                                --------------------------------------------
                                                   General         Impaired
                                                  Valuation       Valuation
                                                 Allowances       Allowances        Total
                                                -------------    -------------    ----------
                                                               (In thousands)
          Balance at December 31, 2002           $    75,223   $          496  $     75,719
          Charge-offs:
             Single family                               (48)              --           (48)
                                                -------------    -------------    ----------
          Total charge-offs                              (48)              --           (48)
          Recoveries                                      95               --            95
                                                -------------    -------------    ----------
          Net recoveries                                  47               --            47
                                                -------------    -------------    ----------
          Balance at March 31, 2003              $    75,270   $          496  $     75,766
                                                =============    =============    ==========

Management is unable to predict future levels of loan loss provisions. Among other things, loan loss provisions are based on the level of loan charge-offs, foreclosure activity, and the economy in Southern California.

Results of Operations

The Company reported consolidated net earnings of $15.0 million or $0.86 per diluted share of common stock for the first quarter of 2004 compared to net earnings of $15.5 million or $0.90 per diluted share of common stock for the first quarter of 2003. Net earnings decreased for the first quarter of 2004 compared to the first quarter of 2003 primarily due to increased compensation and legal costs, lower gain on sale of loans and higher other operating costs.

Net Interest Income

Net interest income was $37.7 million during the first quarter of 2004 compared to $37.5 million for the first quarter of 2003. The interest rate spread decreased by 39 basis points to 2.95% in the first quarter of 2004 from 3.34% for the same period last year. The reduction in spread is attributable to decreased yields on the Bank's adjustable rate loan portfolio which exceeded decreases in the costs of funds during the period.

The following tables sets forth: (i) the average daily dollar amounts of and average yields earned on loans, mortgage-backed securities and investment securities, (ii) the average daily dollar amounts of and average rates paid on savings deposits and borrowings, (iii) the average daily dollar differences,
(iv) the interest rate spreads, and (v) the effective net spreads for the periods indicated:

                                                              During the Three Months Ended
                                                                        March 31,
                                                             -------------------------------
                                                                 2004              2003
                                                             ------------    ---------------
                                                                  (Dollars in thousands)

    Average loans and mortgage-backed securities          $   4,619,315   $      4,031,046
    Average investment securities                               169,682            116,624
                                                             -----------      -------------
    Average interest-earning assets                           4,788,997          4,147,670
                                                             -----------      -------------
    Average savings deposits                                  2,639,485          2,513,998
    Average borrowings                                        1,839,696          1,377,121
                                                             -----------      -------------
    Average interest-bearing liabilities                      4,479,181          3,891,119
                                                             -----------      -------------
    Excess of interest-earning assets over
        interest-bearing liabilities                      $     309,816   $        256,551
                                                             ===========      =============

    Yields earned on average interest-earning assets               4.82%              5.77%
    Rates paid on average interest-bearing liabilities             1.87               2.43
    Interest rate spread                                           2.95               3.34
    Effective net spread (1)                                       3.07               3.49

    Total interest income                                 $      57,707   $         59,830
    Total interest expense                                       20,826             23,323
                                                             -----------      -------------
                                                                 36,881             36,507
    Total other items (2)                                           832              1,008
                                                             -----------      -------------
    Net interest income                                   $      37,713   $         37,515
                                                             ===========      =============

(1) The effective net spread is a fraction, the denominator of which is the average dollar amount of interest-earning assets, and the numerator of which is net interest income (excluding stock dividends and miscellaneous interest income).
(2) Includes Federal Home Loan Bank Stock dividends and other miscellaneous interest income.

Non-Interest Income and Expense

Loan servicing and other fees were $2.0 million for the first quarter of 2004 compared to $1.6 million for the same period of 2003. The increase is primarily the result of increased prepayment fees as borrowers paid off loans early to refinance into lower rate loans.

Gain on sale of loans was $13 thousand for the first quarter of 2004 compared to gains of $472 thousand for the same period of 2003. The decrease is primarily the result of a decrease in the volume of loans sold. The volume of loans sold totaled $1.6 million during the first quarter of 2004 compared to $40.5 million for the same period of 2003.

Real estate operations resulted in net income of $49 thousand for the first quarter of 2004 compared to net income of $15 thousand for the same period of 2003. Real estate operations include gains and losses on the sale of foreclosed properties as well as rental income and operating expense during the holding period. Gains on sale typically result from legal fee and insurance recoveries associated with foreclosed properties sold.

Non-interest expense increased to $15.3 million during the first quarter of 2004. This compares with $14.1 million during the first quarter of 2003. The increase in non-interest expense during the first quarter of 2004 compared to the same period last year resulted from an increase in compensation and legal costs and higher other operating costs due to a vendor defalcation.

The ratio of non-interest expense to average assets decreased to 1.22% for the first quarter of 2004 from 1.30% during the comparable 2003 period. The decrease is primarily attributable to an increase in average assets for the comparable periods.

Non-accrual, Past Due, Modified and Restructured Loans

The Bank accrues interest earned but uncollected for every loan without regard to its contractual delinquency status and establishes a specific interest allowance for each loan which becomes 90 days or more past due or in foreclosure. Loans requiring delinquent interest allowances (non-accrual loans) totaled $1.6 million at March 31, 2004 compared to $3.3 million at December 31, 2003 and $5.9 million at March 31, 2003.

The amount of interest allowance for loans 90 days or more delinquent or in foreclosure was $200 thousand, $227 thousand, and $340 thousand as of March 31, 2004, December 31, 2003, and March 31, 2003, respectively.

Delinquent loans as a percentage of the Bank's total gross loan portfolio for the periods indicated are as follows:

                                                 March 31,        December 31,        March 31,
                                                   2004              2003               2003
                                             ---------------    --------------    ---------------
                                                         (Percentage of Gross Loans)
Period of delinquency

1 monthly payment                                     0.07%             0.21%              0.25%
2 monthly payments                                    0.03%             0.01%              0.02%
3 or more monthly payments or in
  foreclosure                                         0.03%             0.08%              0.15%

The Bank allows loan restructurings that result from temporary modifications of principal and interest payments. Under these arrangements, loan terms are typically reduced to no less than a monthly interest payment required under the note. Any loss of revenues under the modified terms would be immaterial to the Bank. Generally, if the borrower is unable to return to scheduled principal and interest payments at the end of the modification period, foreclosure proceedings are initiated. As of March 31, 2004, the Bank had net modified loans totaling $3.9 million. No modified loans were 90 days or more delinquent as of March 31, 2004.

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

The following is a summary of impaired loans, net of valuation allowances for impairment, as of the periods indicated:

                                       March 31,         December 31,        March 31,
                                         2004               2003               2003
                                    ---------------    --------------    ---------------
                                                      (In thousands)
        Non-accrual loans           $           --   $          1,782    $           --
        Modified loans                       1,467              1,488             1,557
                                    --------------   ----------------    --------------
                                    $        1,467   $          3,270    $        1,557
                                    ==============   ================    ==============

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

All impaired loans were measured using the fair value method as of March 31, 2004, December 31, 2003 and March 31, 2003, respectively.

Impaired loans for which valuation allowances had been established totaled $496 thousand for each of the quarters ended March 31, 2004, December 31, 2003 and March 31, 2003. Impaired loans for which there was no valuation allowance established totaled $1.5 million for the quarter ended March 31, 2004, $3.3 million for the quarter ended December 31, 2003 and $1.6 million for the quarter ended March 31, 2003. See "Loan Loss Allowances" for an analysis of activity in the valuation allowance for impaired loans.

Cash payments received from impaired loans are recorded in accordance with the contractual terms of the loan. The principal portion of the payment is used to reduce the principal balance of the loan, whereas the interest portion is recognized as interest income.

The average recorded investment in impaired loans was $1.5 million for the quarter ended March 31, 2004, $3.3 million for the quarter ended December 31, 2003 and $1.6 million for the quarter ended March 31, 2003. The amount of interest income recognized on the cash basis for impaired loans during the quarters ended March 31, 2004, December 31, 2003 and March 31, 2003 was $16 thousand, $17 thousand and $20 thousand, respectively. Interest income recognized under the accrual basis for the quarters ended March 31, 2004, December 31, 2003 and March 31, 2003 was $16 thousand, $17 thousand and $19 thousand, respectively.

Asset Quality

The following table sets forth certain asset quality ratios of the Bank at the periods indicated:

                                                       March 31,        December 31,        March 31,
                                                         2004              2003               2003
                                                    --------------    --------------    --------------
Non-performing loans to gross loans receivable (1)          0.03%             0.08%             0.15%

Non-performing assets to total assets (2)                   0.06%             0.10%             0.14%

Loan loss allowances to non-performing loans (3)           4,855%            2,266%            1,286%

General loss allowances to loans gross  receivable (4)      1.61%             1.70%             1.89%
 --------------------------

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

Non-performing Assets

The Bank defines non-performing assets as loans delinquent over 90 days (non-accrual loans), loans in foreclosure and real estate acquired by foreclosure (real estate owned). The following is an analysis of non-performing assets as of the periods indicated:

                                          March 31,        December 31,         March 31,
                                            2004               2003                2003
                                       ----------------    --------------    -----------------
                                                           (In thousands)
Real estate owned:
   Single family                        $       1,324        $    1,324        $         568
   Multi-family                                    --                --                   --
Less:
   General valuation allowance                     --                --                 (200)
                                       ---------------     -------------     ----------------
       Total real estate owned                  1,324             1,324                  368
                                       ---------------     -------------     ----------------
Non-accrual loans:
   Single family                                1,551             3,326                5,176
   Multi-family                                    --                --                  701
   Other                                           10                16                   16
                                       ---------------     -------------     ----------------
      Total non-accrual loans                   1,561             3,342                5,893
                                       ---------------     -------------     ----------------
      Total non-performing assets       $       2,885        $    4,666        $       6,261
                                       ===============     =============     ================

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

Total savings deposits increased by $174.5 million during the first quarter of 2004. The increase in deposits for the first quarter of 2004 is attributable to an increase in deposits acquired from national brokerage firms ("brokered deposits") and telemarketing deposits.

Brokered deposits increased by $108.4 million during the first quarter of 2004. Due to increased asset growth from loan originations, the Bank increased its use of brokered deposits during the first quarter of 2004. Brokered deposits comprised 4% and 2% of total deposits at March 31, 2004 and March 31, 2003, respectively. Because the Bank has sufficient capital to be deemed
"well-capitalized" under the standards established by the Office of Thrift Supervision, it may solicit brokered funds without special regulatory approval.

Deposits accepted by retail banking offices increased by $41.2 million during the first quarter of 2004. Retail deposits comprised 95% and 96% of total deposits as of March 31, 2004 and March 31, 2003, respectively.

Telemarketing deposits increased by $24.9 million during the first quarter of 2004. These deposits are normally large deposits from pension plans, managed trusts and other financial institutions. These deposit levels fluctuate based on the attractiveness of the Bank's rates compared to returns available to investors on alternative investments. Telemarketing deposits comprised 1% and 2% of total deposits at March 31, 2004 and March 31, 2003, respectively.

Total borrowings increased by $152.5 million during the first quarter of 2004 due to a $158.0 million net increase in advances from the FHLB and net payoffs of $5.5 million in repurchase agreements. The increase during the first quarter of 2004 in borrowings is primarily attributable to increased loan origination activity.

Internal sources of funds include both principal payments and payoffs on loans and mortgage-backed securities, loan sales, and positive cash flows from operations. Principal payments include amortized principal and prepayments that are a function of lending activity and the general level of interest rates.

Loan payoffs and principal reductions were $331.0 million during the first quarter of 2004 compared to $383.4 million during the first quarter of 2003. The decrease is primarily attributable to decreased payoff activity as fewer borrowers refinanced existing loans into new loans at lower rates.

The volume of loans sold totaled $1.6 million during the first quarter of 2004 compared to $40.5 million for the same period of 2003. Loan sale activity varies based upon borrower demand for 15-year and 30-year fixed rate loans, which the Bank only originates for sale in the secondary market.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See "Management's and Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management" on page 10 hereof for Quantitative and Qualitative Disclosures About Market Risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under SEC rules, the Company is required to maintain disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Within the 90-day period prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures. The Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, supervised and participated in the evaluation. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of the evaluation date, the Company's disclosure controls and procedures were effective in alerting management to material information that may be required to be included in the Company's public filings. In designing and evaluating the disclosure controls and procedures, management recognizes that any such controls and procedures can provide only reasonable assurance as to the control objectives. Management is required to apply its judgment in evaluating the cost-benefit relationship of such controls and procedures.

Changes in Internal Controls

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form-8K

(a)       Exhibits

(3.1) Restated Certificate of Incorporation filed as Exhibit 3.1 to Form 10-K for the fiscal year ended December 31, 1999 and incorporated by reference.
(3.2) Bylaws filed as Exhibit 3.2 to Form 10-Q dated August 12, 2002 and incorporated by reference.
(4.1) Amended and Restated Rights Agreement dated as of September 25, 1998, filed as Exhibit 4.1 to Form 8-A/A, dated September 25, 1998 and incorporated by reference.
(10.1) Deferred Compensation Plan filed as Exhibit 10.3 to Form 10-K for the fiscal year ended December 31, 1983 and incorporated by reference.
(10.2)    Supplemental Executive Retirement Plan dated January 16, 1986 filed as
          Exhibit 10.5 to Form 10-K for the fiscal year ended December 31, 1992 and incorporated by reference.
(10.3)    Change of Control Agreement effective September 26, 1996 filed as
          Exhibit 10.4 to Form 10-Q for the Quarter ended September 30, 1996 and Amendment filed as Exhibit 10.3 10.4 for change of control to Form 10-Q for the Quarter ended March 31, 2001 and incorporated by reference.
(10.4) 1997 Non-employee Directors Stock Incentive Plan filed as Exhibit 1 to Form S-8 dated August 12, 1997 and Amendment filed as Exhibit 10.5 to Form 10-Q for the Quarter ended March 31,
          2001, and incorporated by reference.
(21) Registrant's sole subsidiary is First Federal Bank of California, a federal savings bank.
(31.1) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31.2) Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32.1) Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(32.2) Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)       Reports on Form 8-K

The Company filed current reports on Form 8-K during the quarter ended March 31, 2004 on the following dates: January 28, 2004, February 24, 2004, and March 23, 2004. These reports are related to the release of the Company's disclosure of certain other financial data.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                            FIRSTFED FINANCIAL CORP.
                                   Registrant



Date:   May 10, 2004                  By:  /s/ Douglas J. Goddard
                                           ----------------------
                                               Douglas J. Goddard
                                               Chief Financial Officer and
                                               Executive Vice President

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

        (i) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

        (ii) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting and

(6) The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal control over financial reporting or in other factors that could significantly affect internal control over financial reporting subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 10th day of May 2004.
                                      By: /s/ Babette E. Heimbuch
                                          -----------------------
                                              Babette E. Heimbuch
                                              Chief Executive Officer

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

        (i) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

        (ii) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting and

(6)The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal control over financial reporting or in other factors that could significantly affect internal control over financial reporting subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 10th day of May 2004.
                                       By: /s/ Douglas Goddard
                                           -------------------
                                               Douglas Goddard
                                               Chief Financial Officer

                                  EXHIBIT 32.1

                                CEO CERTIFICATION

The undersigned, as Chief Executive Officer hereby certifies, to the best of her knowledge and belief, that:

        (1) the Form 10-Q of FirstFed Financial Corp. (the "Company") for the quarterly period ended March 31, 2004 (the "Report ") accompanying this certification fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

        (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company for such period.

This certification is made solely for purposes of complying with the provisions of Section 906 of the Sarbanes-Oxley Act of 2003, 18 U.S.C. Section 1350.

                            FIRSTFED FINANCIAL CORP.
                                    Registrant


Date:   May 10, 2004
                                   By: /s/ Babette E. Heimbuch
                                       -----------------------
                                           Babette E. Heimbuch
                                           Chief Executive Officer

                                  EXHIBIT 32.2


                                CFO CERTIFICATION

The undersigned, as Chief Financial Officer hereby certifies, to the best of her knowledge and belief, that:

        (1) the Form 10-Q of FirstFed Financial Corp. (the "Company") for the quarterly period ended March 31, 2004 (the "Report ") accompanying this certification fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

        (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company for such period.

This certification is made solely for purposes of complying with the provisions of Section 906 of the Sarbanes-Oxley Act of 2003, 18 U.S.C. Section 1350.

                            FIRSTFED FINANCIAL CORP.
                                    Registrant


Date:   May 10, 2004
                                   By:  /s/ Douglas J. Goddard
                                        ----------------------
                                            Douglas J. Goddard
                                            Chief Financial Officer and
                                            Executive Vice President