Form 10-Q
period 2004-06-30
FIRSTFED FINANCIAL CORP
filed 2004-08-10
CIK 810536

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X|                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended June 30, 2004

                                       OR

|_|                TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             From the Transition Period From ________ to __________

                         Commission File Number: 1-9566

                            FIRSTFED FINANCIAL CORP.
             (Exact name of registrant as specified in its charter)


         Delaware                                       95-4087449
(State or other jurisdiction of
incorporation or organization)          (I.R.S. Employer Identification No.)

  401 Wilshire Boulevard, Santa Monica, California                90401-1490
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes |X| No | |
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
                                 Yes |X| No | |
As of August 1, 2004, 16,406,048 shares of the Registrant's $.01 par value common stock were outstanding.

                            FirstFed Financial Corp.
                                      Index

                                                                                                            Page
Part I.           Financial Information

                  Item 1.    Financial Statements

                             Consolidated  Statements  of  Financial  Condition  as of June 30,  2004,         3
                             December 31, 2003 and June 30, 2003

                             Consolidated  Statements of Operations and Comprehensive Earnings for the         4
                             three and six months ended June 30, 2004 and 2003

                             Consolidated  Statements  of Cash Flows for the six months ended June 30,         5
                             2004 and 2003

                             Notes to Consolidated Financial Statements                                        6

                  Item 2.    Management's  Discussion and Analysis of Financial  Condition and Results         8
                             of Operations

                  Item 3.    Quantitative and Qualitative Disclosures About Market Risk                       18

                  Item 4.    Controls and Procedures                                                          18

Part II.          Other Information (omitted items are inapplicable)

                  Item 2.    Changes in Securities, Use of Proceeds and Issuer Purchases of Equity
                             Securities                                                                       19

                  Item 4.    Submission of Matters to a Vote of Securities Holders                            19

                  Item 6.    Exhibits and Reports on Form 8-K                                                 20

Signatures                                                                                                    21

Exhibits
                             31.1 Certification of Chief Executive Officer pursuant to Section 302 of         22
                                   the Sarbanes-Oxley Act of 2002

                             31.2 Certification of Chief Financial Officer pursuant to Section 302 of         23
                                   the Sarbanes-Oxley Act of 2002

                             32.1 Certification of Chief Executive Officer pursuant to 18 USC Section         24
                                   1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                             32.2 Certification of Chief Financial Officer pursuant to 18 USC Section         25
                                   1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


                          PART I - FINANCIAL STATEMENTS
Item 1. Financial Statements

                     FirstFed Financial Corp. and Subsidiary
                 Consolidated Statements of Financial Condition
                        (In thousands, except share data)
                                   (Unaudited)

                                                                         June 30,             December 31,           June 30,
                                                                           2004                  2003                  2003
                                                                     ----------------     ------------------    -----------------
ASSETS

Cash and cash equivalents                                           $           40,268   $             54,318   $           34,388
Investment securities, available-for-sale (at fair value)                      275,894                116,411               80,221
Mortgage-backed securities, available-for-sale (at fair value)                 116,378                135,176              168,937
Loans receivable, held-for-sale (fair value $283, $494 and $2,797)                 280                    492                2,775
Loans receivable, net                                                        4,927,767              4,373,620            4,037,893
Accrued interest and dividends receivable                                       18,695                 16,941               17,700
Real estate, net                                                                    --                  1,324                   --
Office properties and equipment, net                                            10,773                 10,568               10,315
Investment in Federal Home Loan Bank (FHLB) stock, at cost                     104,575                 87,775               76,078
Other assets                                                                    30,296                 28,397               32,820
                                                                        ----------------     ------------------    -----------------
                                                                    $        5,524,926   $          4,825,022   $        4,461,127
                                                                        ================     ==================    =================
LIABILITIES

Deposits                                                            $        2,758,676   $          2,538,398   $        2,462,508
FHLB advances                                                                2,169,000              1,694,000            1,424,000
Securities sold under agreements to repurchase                                 125,224                122,622              139,725
Accrued expenses and other liabilities                                          32,508                 33,435               32,319
                                                                        ----------------     ------------------    -----------------
                                                                             5,085,408              4,388,455            4,058,552
                                                                        ----------------     ------------------    -----------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, par value $.01 per share;
  authorized 100,000,000 shares;
  issued 23,600,644, 23,543,339 and 23,489,532 shares;
  outstanding 16,406,048, 17,045,643 and 16,991,836 shares                         236                    235                  235
Additional paid-in capital                                                      38,552                 37,733               36,775
Retained earnings - substantially restricted                                   514,890                483,360              449,995
Unreleased shares to employee stock ownership plan                                (964)                  (125)                (559)
Treasury stock, at cost, 7,194,596, 6,497,696 and
  6,497,696 shares                                                            (113,776)               (85,727)             (85,727)
Accumulated other comprehensive earnings, net of taxes                             580                  1,091                1,856
                                                                        ----------------     ------------------    -----------------
                                                                               439,518                436,567              402,575
                                                                        ----------------     ------------------    -----------------
                                                                    $        5,524,926   $          4,825,022   $        4,461,127
                                                                        ================     ==================    =================

                           See accompanying notes to consolidated financial statements.

                     FirstFed Financial Corp. and Subsidiary
        Consolidated Statements of Operations and Comprehensive Earnings
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                           Three months ended June 30,               Six months ended June 30,
                                                     -------------------------------------    ------------------------------------
                                                           2004                 2003                2004                2003
                                                     ----------------     ----------------    ---------------     ----------------
Interest income:
     Interest on loans                             $            57,854  $            56,882   $        113,514  $           113,951
     Interest on mortgage-backed securities                        867                1,385              1,806                3,055
     Interest and dividends on investments                       2,639                1,145              4,557                3,245
                                                       ----------------     ----------------    ---------------     ----------------
        Total interest income                                   61,360               59,412            119,877              120,251
                                                       ----------------     ----------------    ---------------     ----------------
Interest expense:
     Interest on deposits                                        8,645                9,886             17,129               21,253
     Interest on borrowings                                     12,728               12,464             25,048               24,420
                                                       ----------------     ----------------    ---------------     ----------------
        Total interest expense                                  21,373               22,350             42,177               45,673
                                                       ----------------     ----------------    ---------------     ----------------

Net interest income                                             39,987               37,062             77,700               74,578
Provision for loan losses                                           --                   --                 --                   --
                                                       ----------------     ----------------    ---------------     ----------------
Net interest income after provision for loan
     losses                                                     39,987               37,062             77,700               74,578
                                                       ----------------     ----------------    ---------------     ----------------

Other income:
     Loan servicing and other fees                               2,464                1,511              4,465                3,121
     Retail office fees                                          1,396                1,150              2,716                2,296
     Gain on sale of loans                                          18                  220                 31                  693
     Real estate operations, net                                    81                  349                130                  363
     Other operating income                                         81                  163                159                  265
                                                       ----------------     ----------------    ---------------     ----------------
        Total other income                                       4,040                3,393              7,501                6,738
                                                       ----------------     ----------------    ---------------     ----------------
Non-interest expense:
     Salaries and employee benefits                              9,421                8,247             18,615               17,029
     Occupancy                                                   2,022                1,962              4,079                3,969
     Advertising expense                                           140                   54                359                  111
     Amortization of core deposit intangible                       499                  499                998                  997
     Federal deposit insurance                                      95                  101                190                  204
     Legal                                                         443                  137                732                  218
     Other expense                                               2,731                2,429              5,660                5,016
                                                       ----------------     ----------------    ---------------     ----------------
        Total non-interest expense                              15,351               13,429             30,633               27,544
                                                       ----------------     ----------------    ---------------     ----------------

Earnings before income taxes                                    28,676               27,026             54,568               53,772
Income tax provision                                            12,123               11,393             23,038               22,662
                                                       ----------------     ----------------    ---------------     ----------------
Net earnings                                       $            16,553  $            15,633  $          31,530  $            31,110
                                                       ================     ================    ===============     ================

Other comprehensive earnings (loss), net of taxes                 (465)                (435)              (511)                (345)
                                                       ----------------     ----------------    ---------------     ----------------
Comprehensive earnings                             $            16,088  $            15,198  $          31,019  $            30,765
                                                       ================     ================    ===============     ================
Earnings per share:
     Basic                                         $              0.99  $              0.92  $            1.86  $              1.84
                                                       ================     ================    ===============     ================
     Diluted                                       $              0.96  $              0.90  $            1.82  $              1.80
                                                       ================     ================    ===============     ================
Weighted average shares outstanding:
     Basic                                                  16,773,686           16,968,389         16,921,062           16,947,280
                                                       ================     ================    ===============     ================
     Diluted                                                17,159,248           17,342,336         17,327,753           17,310,139
                                                       ================     ================    ===============     ================

                           See accompanying notes to consolidated financial statements.

                     FirstFed Financial Corp. and Subsidiary
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                                       Six months ended June 30,
                                                                            ---------------------------------------------
                                                                                    2004                     2003
                                                                            --------------------     --------------------
     CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings                                                       $               31,530   $               31,110
     Adjustments to reconcile net earnings to
       net cash provided by operating activities:
       Net change in loans held-for-sale                                                   212                     (482)
       Depreciation                                                                        266                      694
       Valuation adjustments on real estate sold                                             -                      (35)
       Amortization of fees and premiums/discounts                                       4,984                      634
       Decrease in servicing asset                                                          60                      120
       Change in taxes payable                                                            (891)                  (3,562)
       (Increase) decrease in interest and dividends receivable                         (1,754)                      52
       Increase (decrease) in interest payable                                             632                   (2,965)
       Amortization of core deposit intangible asset                                       998                      998
       Increase in other assets                                                         (7,148)                  (7,876)
       Increase in accrued expenses and
         other liabilities                                                               1,595                    6,057
                                                                            --------------------     --------------------
         Total adjustments                                                              (1,046)                  (6,365)
                                                                            --------------------     --------------------
         Net cash provided by operating activities                                      30,484                   24,745
                                                                            --------------------     --------------------
     CASH FLOWS FROM INVESTING ACTIVITIES:
       Loans made to customers and principal
         collections on loans                                                         (545,812)                (266,825)
       Loans purchased                                                                    (293)                     (77)
       Change in unearned loan fees                                                    (12,546)                  (4,532)
       Proceeds from sales of real estate owned                                          1,324                      599
       Proceeds from maturities and principal payments
         of investment securities, available-for-sale                                   22,238                   75,839
       Principal reductions on mortgage-backed securities,
         available for sale                                                             19,080                   31,826
       Purchase of investment securities,
         available for sale                                                           (183,202)                 (54,089)
       (Purchases) redemptions of FHLB stock                                           (15,135)                   4,600
                                                                            --------------------     --------------------
         Net cash used by investing activities                                        (714,346)                (212,659)

     CASH FLOWS FROM FINANCING ACTIVITIES:
       Net increase (decrease) in deposits                                             220,278                  (64,518)
       Net increase in short term borrowings                                           619,602                  161,452
       Net Increase (decrease) in long term borrowings                                (142,000)                  80,000
       Purchases of treasury stock                                                     (28,049)                    (965)
       Other                                                                               (19)                   1,134
                                                                            --------------------     --------------------
         Net cash provided by financing activities                                     669,812                  177,103
                                                                            --------------------     --------------------
       Net decrease in cash and cash equivalents                                       (14,050)                 (10,811)
       Cash and cash equivalents at beginning of period                                 54,318                   45,199
                                                                            --------------------     --------------------
       Cash and cash equivalents at end of period                       $               40,268   $               34,388
                                                                            ====================     ====================

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

                                                           Three Months Ended June 30,             Six Months Ended June 30,
                                                      ------------------------------------    ----------------------------------
                                                            2004                2003                2004               2003
                                                      ----------------    ----------------    ---------------    ---------------
                                                                         (In thousands, except per share data)

  Net income as reported...........................$          16,553   $          15,633   $          31,530  $          31,110
  Deduction:
    Total stock-based compensation expense
    determined under fair-value-based method for
    all awards, net of tax.........................             (214)               (207)               (420)              (339)
                                                      ----------------    ----------------    ---------------    ---------------
    Pro forma net income...........................$          16,339   $          15,426   $          31,110  $          30,771
                                                      ================    ================    ===============    ===============
  Earnings per share:
  Basic:
    As reported....................................$            0.99   $            0.92   $            1.86  $            1.84
    Pro forma......................................$            0.97   $            0.91   $            1.84  $            1.82

  Diluted:
    As reported....................................$            0.96   $            0.90   $            1.82  $            1.80
    Pro forma......................................$            0.95   $            0.89   $            1.80  $            1.78

                                       6

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

5. The following table sets forth the net periodic benefit cost attributable to the Company's Supplementary Executive Retirement Plan:

                                                                                  Pension Benefits
                                                            Three months ended                       Six months ended
                                                                 June 30,                                June 30,
                                                   -----------------------------------     ------------------------------------
                                                         2004               2003                 2004                 2003
                                                   ---------------    ----------------     ----------------     ---------------
                                                                                   (In thousands)
  Service cost..................................$         122,088  $          111,690  $           243,122  $           223,380
  Interest cost.................................          151,759             146,542              302,384              293,084
  Expected return on plan assets................               --                  --                   --                   --
  Amortization of net (gain) loss...............           37,753              29,865               73,299               59,730
  Amortization of prior service cost............           33,661              33,661               67,322               67,322
  Amortization of transition obligation/(asset).               --                  --                   --                   --
                                                   ---------------    ----------------     ----------------     ---------------
    Net periodic benefit cost...................$         345,261  $          321,758  $           686,127  $           643,516
                                                   ===============    ================     ================     ===============
Weighted Average Assumptions
  Discount rate.................................           6.00%               6.50%               6.00%                6.50%
  Rate of compensation increase.................           4.00%               4.00%               4.00%                4.00%
  Expected return on plan assets................          N/A                N/A                  N/A                  N/A

The Company does not expect any significant changes to the amounts previously disclosed for contributions for benefits payments.

6. Recent Accounting Pronouncements

     In December 2003, SFAS Statement No. 132 (revised), Employers' Disclosures about Pensions and Other Postretirement Benefits, was issued. Statement 132 (revised) prescribes employers' disclosures about pension plans and other postretirement benefit plans; it does not change the measurement or recognition of those plans. The Statement retains and revises the disclosure requirements contained in the original Statement 132. It also requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. The Statement generally is effective for fiscal years ending after December 15, 2003. The Company's disclosures incorporate the requirements of Statement 132 (revised).

     SFAS Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, was issued in May 2003. This Statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The Statement also includes required disclosures for financial instruments within its scope. For the Company, the Statement was effective for instruments entered into or modified after May 31, 2003 and otherwise became effective as of January 1, 2004, except for mandatorily redeemable financial instruments. For certain mandatorily redeemable financial instruments, the Statement will be effective for the Company on January 1, 2005. The effective date has been deferred indefinitely for certain other types of mandatorily redeemable financial instruments. The Company currently does not have any financial instruments that are within the scope of this Statement.

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

Financial Condition

At June 30, 2004, FirstFed Financial Corp. ("Company"), holding company for First Federal Bank of California and its subsidiaries ("Bank"), had consolidated total assets of $5.5 billion compared to $4.8 billion at December 31, 2003 and $4.5 billion at June 30, 2003. The increase in total assets for the period ended June 30, 2004 compared to December 31, 2003 and June 30, 2003 is primarily attributable to an increase in the loan portfolio to $4.9 billion at June 30, 2004 from $4.4 billion at December 31, 2003 and $4.0 billion at June 30, 2003. Loan originations and purchases were $1.3 billion during the first six months of 2004 compared to $1.0 billion during the first six months of 2003. Loan payoffs and principal reductions were $730.1 million during the first six months of 2004 compared to $789.4 million during the first six months of 2003. Consolidated stockholders' equity at June 30, 2004 was $439.5 million compared to $436.6 million at December 31, 2003 and $402.6 million at June 30, 2003. Stockholders' equity increased only slightly during the second quarter and first six months of 2004 because the Company repurchased 696,600 shares of common stock at an average market price of $40.25 per share.

Despite the continuation of record home prices in California, residential housing demand remains strong. According to the June 2004 UCLA Anderson Forecast for California ("Forecast"), "the lack of new housing is a key basic cause of the shooting up of existing home prices in recent years." Sales of existing homes are expected to slow, but not collapse, due to decreased affordability resulting from very high home prices and rising mortgage rates. The Forecast predicts that a collapse in home prices of 15% or more would need additional causal effects such as the riots and fires that contributed to the drop in home prices in the Los Angeles area from 1993 to 1996.

The following table summarizes loan originations and purchases by property type for the periods indicated:

                                                                 Six months ended
                                                                     June 30,
                                                              2004             2003
                                                          --------------  ---------------
                                                                  (In thousands)
    Single family                                         $     980,665   $      754,445
    Multi-family and commercial                                 249,499          263,945
    Other (1)                                                    46,003           28,683
                                                            ------------    -------------
      Total                                               $   1,276,167   $    1,047,073
                                                            ============    =============

(1) Includes consumer loans and commercial business loans.

The following table summarizes loan originations and purchases by loan type for the periods indicated:

                                                                      Six months ended
                                                                          June 30,
                                                                    2004            2003
                                                               --------------- ----------------
                                                                       (In thousands)
Adjustable:
  12MAT                                                        $      375,566  $       320,525
  CODI                                                                785,170          270,484
  COFI                                                                 46,298           88,978
  Prime                                                                46,296           28,757

Fixed                                                                   3,228           47,828
Hybrid (1)                                                             19,609          290,501
                                                                 -------------   --------------
    Total                                                      $    1,276,167  $     1,047,073
                                                                 =============   ==============

(1) These loan types are adjustable rate loans with initial fixed interest rate periods ranging from 3 to 7 years.

At June 30, 2004, 85.5% of the Bank's loan portfolio was invested in adjustable rate products. Loans that adjust monthly based on the FHLB Eleventh District Cost of Funds Index ("COFI") comprised 29.1% of the loan portfolio. Loans that adjust monthly based on the 3-Month Certificate of Deposit Index ("CODI") comprised 28.0% of the loan portfolio. Loans that adjust monthly based on the 12-month average U.S. Treasury Security rate ("12MAT") comprised 24.9% of the loan portfolio. The remaining 3.5% of the adjustable rate loan portfolio varies based on changes in the Prime Rate and the London Inter-Bank Offering Rate ("LIBOR") and other indices.

The Bank's non-performing assets to total assets ratio was 0.02% as of June 30, 2004, compared to 0.10% as of December 31, 2003 and 0.09% as of June 30, 2003. (See "Non-performing Assets" for further discussion.)

The Bank recorded net loan recoveries of $154 thousand and $212 thousand for the second quarter and first six months of 2004, respectively. For the comparable periods last year, the Bank recorded net loan charge-offs of $22 thousand for the second quarter of 2003 and net loan recoveries of $25 thousand during the first six months of 2003, respectively. Allowances for loan losses (including general valuation allowances and valuation allowances for impaired loans) totaled $75.9 million or 1.52% of gross loans at June 30, 2004. This compares with $75.7 million or 1.70% at December 31, 2003 and $75.7 million or 1.84% at June 30, 2003.

The following table shows the components of the Bank's portfolio of loans (including loans held for sale) and mortgage-backed securities by collateral type as of the dates indicated:

                                                                   June 30,           December 31,            June 30,
                                                                     2004                2003                   2003
                                                              ------------------    ----------------     -----------------
                                                                                    (In thousands)
     REAL ESTATE LOANS
      First trust deed residential loans
        One-to-four units                                 $            2,960,785 $         2,456,971 $           1,977,613
        Five or more units                                             1,574,236           1,547,771             1,654,978
                                                              ------------------    ----------------     -----------------
           Residential loans                                           4,535,021           4,004,742             3,632,591

    OTHER REAL ESTATE LOANS
        Commercial and industrial                                        327,954             345,273               402,522
        Second trust deeds                                                 6,222               7,281                 6,949
        Construction                                                      15,060               9,053                 8,416
        Land                                                                  --                  --                   134
                                                              ------------------    ----------------     -----------------
           Real estate loans                                           4,884,257           4,366,349             4,050,612

    NON-REAL ESTATE LOANS:
        Deposit accounts                                                     520                 649                 1,094
        Commercial business loans                                         56,565              34,424                29,937
        Consumer                                                          56,110              49,738                44,329
                                                              ------------------    ----------------     -----------------
           Loans receivable                                            4,997,452           4,451,160             4,125,972

    LESS:
        General valuation allowances - loan
           portfolio                                                      75,450              75,238                75,248
        Valuation allowances - impaired loans                                496                 496                   496
        Deferred loan origination fees (costs), net                       (6,541)              1,314                 9,560
                                                              ------------------    ----------------     -----------------
           Net loans receivable                                        4,928,047           4,374,112             4,040,668

    FHLMC AND FNMA MORTGAGE-BACKED
      SECURITIES (at fair value):
        Secured by single family dwellings                               110,120             128,465               161,259
        Secured by multi-family dwellings                                  6,258               6,711                 7,678
                                                              ------------------    ----------------     -----------------
           Mortgage-backed securities                                    116,378             135,176               168,937
                                                              ------------------    ----------------     -----------------
                TOTAL                                     $            5,044,425 $         4,509,288 $           4,209,605
                                                              ==================    ================     =================

The mortgage-backed securities portfolio, classified as available-for-sale, was recorded at fair value as of June 30, 2004. An unrealized gain of $1.1 million, net of taxes, was recorded in stockholders' equity as of June 30, 2004. This compares to net unrealized gains of $965 thousand as of December 31, 2003 and $1.7 million as of June 30, 2003.

The investment securities portfolio, classified as available-for-sale, was recorded at fair value as of June 30, 2004. An unrealized loss of $548 thousand, net of taxes, was reflected in stockholders' equity as of June 30, 2004. This compares to net unrealized gains of $126 thousand as of December 31, 2003 and $163 thousand as of June 30, 2003.

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

The one year GAP (the difference between rate-sensitive assets and liabilities repricing within one year or less) was a positive $334.7 million or 6.06% of total assets at June 30, 2004. In comparison, the one year GAP was a positive $666.1 million or 13.8% of total assets at December 31, 2003. The decrease in GAP at June 30, 2004 from December 31, 2003 is attributable to an increase in short-term borrowings.

Capital

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and percentages of total capital to assets. The Bank met the standards necessary to be deemed well capitalized under the applicable regulatory requirements. The following table summarizes the Bank's actual capital and required capital as of June 30, 2004:

                                                        Tangible             Core            Risk-based
                                                        Capital             Capital            Capital
                                                     --------------     --------------    ----------------
                                                                    (Dollars in thousands)
      Actual Capital:
          Amount                                  $      411,300    $       411,300    $       450,427
          Ratio                                             7.44%              7.44%             14.56%
      Minimum required capital:
          Amount                                  $       82,961    $       221,230    $       247,506
          Ratio                                             1.50%              4.00%              8.00%
      Well capitalized required capital:
          Amount                                  $           --    $       276,537    $       309,383
          Ratio                                               --%              5.00%             10.00%

During the second quarter and first six months of 2004, the Company repurchased 696,900 shares of common stock at an average market price of $40.25 per share. During the second quarter and first six months of 2003, the Company repurchased 33,800 shares of common stock at an average market price of $28.53 per share. On July 22, 2004, the Board of Directors authorized the repurchase of 820,302 additional shares, which represents 5% of the Company's shares outstanding on that date. Combined with amounts previously authorized, shares available for repurchase totaled 1,472,079 or 9% of total common shares as of August 1, 2004.

Loan Loss Allowances

Listed below is a summary of activity in the Bank's general valuation allowance and the valuation allowance for impaired loans during the periods indicated:

                                                                     Six Months Ended June 30, 2004
                                                          ------------------------------------------------------
                                                              General             Impaired
                                                             Valuation            Valuation
                                                             Allowances          Allowances           Total
                                                          -----------------    ----------------    -------------
                                                                              (In thousands)

            Balance at December 31, 2003               $           75,238   $              496  $       75,734
            Recoveries                                                212                   --             212
                                                          -----------------    ----------------    -------------
            Balance at June 30, 2004                   $           75,450   $              496  $       75,946
                                                          =================    ================    =============


                                                                     Six Months Ended June 30, 2003
                                                          ------------------------------------------------------
                                                              General             Impaired
                                                             Valuation            Valuation
                                                             Allowances          Allowances           Total
                                                          -----------------    ----------------    -------------
                                                                              (In thousands)

            Balance at December 31, 2002               $           75,223   $             496   $       75,719
            Charge-offs:
               Single family                                          (52)                 --              (52)
               Multifamily                                             (8)                 --               (8)
               Other - non-real estate                                (32)                                 (32)
                                                          -----------------    ----------------    -------------
            Total charge-offs                                         (92)                 --              (92)
            Recoveries                                                117                  --              117
                                                          -----------------    ----------------    -------------
            Net recoveries                                             25                  --               25
                                                          -----------------    ----------------    -------------
            Balance at June 30, 2003                   $           75,248   $              496  $       75,744
                                                          =================    ================    =============

The Bank maintains a general valuation allowance for loan losses due to the inherent risks in the loan portfolio that have yet to be specifically identified. The Bank's loan portfolio is stratified based on factors affecting the perceived level and concentration of risk, such as type of collateral, year of origination, original loan-to-value ratio and geographic location.

The appropriate level of general valuation allowance is calculated by applying reserve factors to the balance of assets on which the Bank has loss exposure. These reserve factors represent the expected likelihood of default multiplied by the expected rate of loss. The expected rates of loss and default are based on the Bank's historical loss experience and adjusted for current and anticipated conditions and trends.

Based on this methodology, the Bank did not record a provision for loan losses during the first six months of 2004 or for any period in 2003.

Results of Operations

The Company reported consolidated net earnings of $16.6 million or $0.96 per diluted common share for the second quarter of 2004 compared to net earnings of $15.6 million or $0.90 per diluted common share for the second quarter of 2003. Net earnings for the first six months of 2004 were $31.5 million or $1.82 per diluted common share compared to $31.1 million or $1.80 per diluted common share for the first six months of 2003. Net earnings for the second quarter and first six months of 2004 include $1.6 million in interest received from the California Franchise Tax Board ("FTB"). The interest resulted from settlement of amended returns for the tax years 1993 to 1998. Net earnings for the second quarter and first six months of 2004 also include higher net interest income and increased loan fees compared to the prior year periods. These increases were offset by decreased gains on the sale of loans and higher non-interest expenses.

Net Interest Income

Net interest income increased to $40.0 million and $77.7 million, respectively, during the second quarter and first six months of 2004 compared to $37.1 million and $74.6 million, respectively, during the same periods last year. Net interest income increased primarily as a result of the $1.6 million in interest received from the FTB and growth in average interest-earning assets, which offset decreased interest rate spreads.

The interest rate spreads decreased to 2.81% and 2.89%, respectively, during the second quarter and first six months of 2004 from 3.25% and 3.30%, respectively, during the same periods last year. The reduction in spreads is attributable to downward adjustments on the Bank's adjustable rate loan portfolio which exceeded decreases in the costs of funds during the periods.

The following tables sets forth: (i) the average daily dollar amounts of and average yields earned on loans, mortgage-backed securities and investment securities, (ii) the average daily dollar amounts of and average rates paid on savings deposits and borrowings, (iii) the average daily dollar differences,
(iv) the interest rate spreads, and (v) the effective net spreads for the periods indicated:

                                                                           During the Six Months Ended June 30,
                                                                          --------------------------------------
                                                                                2004                 2003
                                                                          ---------------     ------------------
                                                                                  (Dollars in thousands)

     Average loans and mortgage-backed securities                      $      4,742,861   $          4,092,189
     Average investment securities                                              213,177                122,503
                                                                         ---------------      ------------------
     Average interest-earning assets                                          4,956,038              4,214,692
                                                                          ---------------     ------------------
     Average savings deposits                                                 2,697,892              2,491,320
     Average borrowings                                                       1,974,023              1,457,813
                                                                          ---------------     ------------------
     Average interest-bearing liabilities                                     4,671,915              3,949,133
                                                                          ---------------     ------------------
     Excess of interest-earning assets over
         interest-bearing liabilities                                  $        284,123   $            265,559
                                                                          ===============     ==================


     Yields earned on average interest-earning assets                              4.70%                  5.63%
     Rates paid on average interest-bearing liabilities                            1.81                   2.33
     Interest rate spread                                                          2.89                   3.30
     Effective net spread (1)                                                      2.99                   3.45

     Total interest income                                             $        116,467   $            118,644
     Total interest expense                                                      42,050                 45,673
                                                                          ---------------     ------------------
                                                                                 74,417                 72,971
     Total other items (2)                                                        3,283                  1,607
                                                                          ---------------     ------------------
     Net interest income                                               $         77,700   $             74,578
                                                                          ===============     ==================


(1) The effective net spread is a fraction, the denominator of which is the average dollar amount of interest-earning assets, and the numerator of which is net interest income (excluding stock dividends, interest from the FTB and miscellaneous interest income).

(2) Includes Federal Home Loan Bank Stock dividends, interest from the FTB and other miscellaneous interest income.

Non-Interest Income and Expense

Loan servicing and other fees increased to $2.5 million and $4.5 million for the second quarter and first six months of 2004, respectively, compared to $1.5 million and $3.1 million for the same periods of the prior year. The amount of loan servicing and other fees varies based on the total dollar amount and types of loans paid off. Loan prepayment fees were $2.0 million and $3.6 million for the second quarter and first six months of 2004 compared to $873 thousand and $2.0 million for the same periods last year.

Gain on sale of loans was $18 thousand and $31 thousand, respectively, for the second quarter and first six months of 2004 compared to gains of $220 thousand and $693 thousand for the same periods in 2003. The decrease is the result of a drop in the volume of loans sold to $1.4 million and $3.0 million during the second quarter and first six months of 2004 from $21.6 million and $62.1 million, respectively for the same periods of 2003.

Real estate operations resulted in net gains of $81 thousand and $130 thousand, respectively, for the second quarter and six months ended of 2004 compared to net gains of $349 thousand and $363 thousand, respectively, for the same periods in 2003. Real estate operations for the second quarter of June 2003 include the reversal of the general valuation allowance for foreclosed properties. Real estate operations normally include gains and losses on the sale of foreclosed properties as well as rental income and operating expense during the holding period of these foreclosed properties.

Non-interest expense increased to $15.4 million and $30.6 million, respectively, for the second quarter and first six months of 2004 from $13.4 million and $27.5 million, respectively, from the second quarter and first six months of 2003. The increase in non-interest expense during the second quarter and first six months of 2004 resulted from an increase in compensation and legal costs and higher other operating costs due to a vendor defalcation.

The ratio of non-interest expense to average assets decreased to 1.15% and 1.18%, respectively, for the second quarter and first six months of 2004 compared to 1.21% and 1.26%, respectively, during the same periods in 2003. The decreased ratio is due to asset growth.

Non-accrual, Past Due, Modified and Restructured Loans

The Bank accrues interest earned but uncollected for every loan without regard to its contractual delinquency status and establishes a specific interest allowance for each loan which becomes 90 days or more past due or in foreclosure. Loans requiring delinquent interest allowances (non-accrual loans) totaled $1.3 million at June 30, 2004 compared to $3.3 million at December 31, 2003 and $3.9 million at June 30, 2003.

The amount of interest allowance for loans 90 days or more delinquent or in foreclosure was $198 thousand, $227 thousand, and $266 thousand as of June 30, 2004, December 31, 2003, and June 30, 2003, respectively.

The Bank allows loan restructurings that result from temporary modifications of principal and interest payments. Under these arrangements, loan terms are typically reduced to no less than a monthly interest payment required under the note. Any loss of revenues under the modified terms would be immaterial to the Bank. Generally, if the borrower is unable to return to scheduled principal and interest payments at the end of the modification period, foreclosure proceedings are initiated. As of June 30, 2004, the Bank had net modified loans totaling $2.4 million. No modified loans were 90 days or more delinquent as of June 30, 2004.

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

The following is a summary of impaired loans, net of valuation allowances for impairment, as of the periods indicated:

                                                June 30,               December 31,           June 30,
                                                  2004                    2003                  2003
                                           -------------------    ------------------    -------------------
                                                                   (In thousands)
         Non-accrual loans                 $           --      $           1,782      $         1,424
         Modified loans                                --                  1,488                1,537
                                           -------------------    ------------------    -------------------
                                           $           --      $           3,270      $         2,961
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

All impaired loans were measured using the fair value method as of June 30, 2004, December 31, 2003 and June 30, 2003, respectively.

Impaired loans for which valuation allowances had been established totaled $496 thousand for each of the quarters ended June 30, 2004, December 31, 2003 and June 30, 2003. Impaired loans for which there were no valuation allowances established totaled $0 for the quarter ended June 30, 2004, $3.3 million for the quarter ended December 31, 2003 and $3.0 million for the quarter ended June 30, 2003. See "Results of Operations" for an analysis of activity in the valuation allowance for impaired loans.

Cash payments received from impaired loans are recorded in accordance with the contractual terms of the loan. The principal portion of the payment is used to reduce the principal balance of the loan, whereas the interest portion is recognized as interest income.

The average net investment in impaired loans was $488 thousand for the quarter ended June 30, 2004, $3.3 million for the quarter ended December 31, 2003 and $3.0 million for the quarter ended June 30, 2003. The amount of interest income recognized on the cash basis for impaired loans during the quarters ended June 30, 2004, December 31, 2003 and June 30, 2003 was $6 thousand, $17 thousand and $19 thousand, respectively. Interest income recognized under the accrual basis for the quarters ended June 30, 2004, December 31, 2003 and June 30, 2003 was $0, $17 thousand and $18 thousand, respectively.

Asset Quality

The following table sets forth certain asset quality ratios of the Bank at the periods indicated:

                                                                   June 30,            December 31,            June 30,
                                                                     2004                  2003                  2003
                                                               ------------------    -----------------     -----------------

Non-performing loans to gross loans receivable (1)                         0.03%                0.08%                 0.09%

Non-performing assets to total assets (2)                                  0.02%                0.10%                 0.09%

Loan loss allowances to non-performing loans (3)                          5,706%               2,266%                1,957%

General loss allowances to gross loans receivable (4)                      1.52%                1.70%                 1.84%

  --------------------------

(1) Non-performing loans are net of valuation allowances related to those loans. Loans receivable are before deducting deferred loan origination fees (costs), general valuation allowances and valuation allowances for impaired loans.

(2) Non-performing assets are net of valuation allowances related to those assets.

(3) The Bank's loan loss allowances, including any valuation allowances for non-performing loans, impaired loans and the general valuation allowance. Non-performing loans are before deducting valuation allowances related to those loans.

(4) The Bank's general valuation allowances plus the allowance for impaired loans as a percentage of gross loans receivable before deducting deferred loan origination fees (costs), general valuation allowances and valuation allowances for impaired loans.

Non-performing Assets

The Bank defines non-performing assets as loans delinquent over 90 days (non-accrual loans), loans in foreclosure and real estate acquired by foreclosure (real estate owned). The following is an analysis of non-performing assets as of the periods indicated:

                                                    June 30,               December 31,                 June 30,
                                                      2004                    2003                        2003
                                               --------------------    ------------------    ----------------------
                                                                         (In thousands)
Real estate owned:
    Single family                             $               --        $        1,324      $                 --
                                               --------------------    ------------------    ----------------------
        Total real estate owned                               --                 1,324                        --
                                               --------------------    ------------------    ----------------------
Non-accrual loans:
    Single family                                           1,319                3,326                      3,867
    Other                                                      12                   16                          4
                                               --------------------    ------------------    ----------------------
       Total non-accrual loans                              1,331                3,342                      3,871
                                               --------------------    ------------------    ----------------------
       Total non-performing assets            $             1,331     $          4,666      $               3,871
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

Sources of Funds

External sources of funds include savings and checking deposits from several sources, advances from the Federal Home Loan Bank of San Francisco ("FHLB"), and collateralized borrowings.

Savings and checking deposits are accepted from retail banking offices, telemarketing sources, and national deposit brokers. The cost of funds, operating margins and net earnings of the Bank associated with brokered and telemarketing deposits are generally comparable to the cost of funds, operating margins and net earnings of the Bank associated with retail deposits, FHLB borrowings and repurchase agreements. As the cost of each source of funds fluctuates from time to time, based on market rates of interest offered by the Bank and other depository institutions, the Bank selects funds from the lowest cost source until the relative costs change. To diversify its funding sources, the Bank is considering securitizing additional loans for use as collateral for reverse repurchase agreements.

Total savings deposits increased by $45.8 million and $220.3 million during the second quarter and first six months of 2003, respectively. The increase in deposits for the second quarter of 2004 is attributable to an increase in deposits acquired from national brokerage firms ("brokered deposits") and telemarketing deposits.

Brokered deposits increased by $57.1 million and $165.6 million during the second quarter and first six months of 2004, respectively. Due to increased asset growth from loan originations, the Bank increased its use of brokered deposits during the first quarter of 2004. Brokered deposits comprised 6% and 0.3% of total deposits at June 30, 2004 and June 30, 2003, respectively. Because the Bank has sufficient capital to be deemed "well capitalized" under the standards established by the Office of Thrift Supervision, it may solicit brokered funds without special regulatory approval.

Deposits accepted by retail banking offices decreased by $13.2 million during the second quarter of 2004 and increased by $27.9 million during the first six months of 2004. Retail and business deposits comprised 92% and 99% of total deposits as of June 30, 2004 and June 30, 2003, respectively.

Telemarketing deposits increased by $1.9 million and $26.8 million during the second quarter and first six months of 2004, respectively. These deposits are normally large deposits from pension plans, managed trusts and other financial institutions. These deposit levels fluctuate based on the attractiveness of the Bank's rates compared to returns available to investors on alternative investments. Telemarketing deposits comprised 2% and 1% of total deposits at June 30, 2004 and June 30, 2003, respectively.

Total borrowings increased by $325.1 million and $477.6 million during the second quarter and first six months of 2004, respectively, due to a $317.0 million and $475.0 million net increase in borrowings from the FHLB and net increases of $8.1 million and $2.6 million in reverse repurchase agreements. The Bank used FHLB advances during the second quarter and first six months of 2004 to fund asset growth because they were the most readily available and lowest cost source of funds.

Internal sources of funds include both principal payments and payoffs on loans and mortgage-backed securities, loan sales, and positive cash flows from operations. Principal payments include amortized principal and prepayments that are a function of lending activity and the general level of interest rates.

Loan payoffs and principal reductions were $730.1 million during the first six months of 2004 compared to $789.4 million during the first six months of 2003. The decrease is primarily attributable to decreased payoff activity as fewer borrowers refinanced existing loans into new loans at lower rates.

The volume of loans sold totaled $1.4 million and $3.0 million during the second quarter and first six months of 2004, respectively, compared to $21.6 million and $62.1 million, respectively for the same periods of 2003. The decrease in loans sold from the comparable periods is attributable to the Bank's efforts to originate adjustable rate loans for its portfolio. Loan sale activity also varies based upon borrower demand for 15-year and 30-year fixed rate loans, which the Bank only originates for sale in the secondary market.

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

                           PART II - OTHER INFORMATION

Item 2.   Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

                                                             Issuer Purchases of Equity Securities

                                                                                Total number of
                                                                              shares purchased as
                                                                                part of publicly         Maximum number of
                                   Total number of                              announced plans       shares that may yet be
                                   shares purchased     Average price paid                              purchases under the
            Period                       (1)                 per share                                       plans (2)
------------------------------    -----------------     ------------------    --------------------    ----------------------
  04/01/04 - 04/30/04..........           133,100   $              40.67                133,100                  1,215,577
  05/01/04 - 05/31/04..........           330,200                  39.82                330,200                    885,377
  06/01/04 - 06/30/04..........           233,600                  40.61                233,600                    651,777
                                  -----------------                           --------------------
      Total....................           696,900                  40.25                696,900
                                  =================                           ====================

1) The Company repurchased an aggregate 696,900 shares of its common stock pursuant to publicly-announced repurchase programs.
2) Unless terminated earlier by resolution of the Company's board of directors, the repurchase programs will expire when the Company has repurchased all shares authorized for repurchase thereunder.

Item 4. Submission of Matters to a Vote of Securities Holders

On April 21, 2004 the Company held its Annual Meeting of Stockholders for the purpose of voting on three proposals. The following are matters voted on at the meeting and the votes cast for, against or withheld, and abstentions as to each such matter. There were no broker non-votes as to these matters.

1) Election of Directors.
                                              For             Withhold

       Babette E. Heimbuch                   15,379,882          421,178
       James P. Giraldin                     15,436,280          364,780
       John R. Woodhull                      15,436,778          364,282

2) Ratification of KPMG, LLP as independent public auditors for the Company for 2004.

                  For                                    15,419,549
                  Against                                   375,160
                  Abstain                                     6,351

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

(b)          Reports on Form 8-K

The Company filed current reports on Form 8-K during the quarter ended June 30, 2004 on the following dates: April 22, 2004, May 20, 2004, June 21, 2004 and June 30, 2004. These reports are related to the release of the Company's disclosure of certain other financial data and earnings release.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                            FIRSTFED FINANCIAL CORP.

                                           Registrant



Date:   August 10, 2004                   By:  /s/ Douglas J. Goddard
                                               ----------------------
                                                   Douglas J. Goddard
                                                   Chief Financial Officer and
                                                   Executive Vice President

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

Dated this 10th day of August 2004.
                                            By: /s/ Babette E. Heimbuch
                                                    Babette E. Heimbuch
                                                    Chief Executive Officer

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

Dated this 10th day of August 2004.
                                             By: /s/ Douglas Goddard
                                                     Douglas Goddard
                                                     Chief Financial Officer

                                  EXHIBIT 32.1

                                CEO CERTIFICATION

The undersigned, as Chief Executive Officer hereby certifies, to the best of her knowledge and belief, that:

         (1) the Form 10-Q of FirstFed Financial Corp. (the "Company") for the quarterly period ended June 30, 2004 (the "Report ") accompanying this certification fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

         (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company for such period.

This certification is made solely for purposes of complying with the provisions of Section 906 of the Sarbanes-Oxley Act of 2003, 18 U.S.C. Section 1350.

                            FIRSTFED FINANCIAL CORP.


                                            Registrant


Date:   August 10, 2004
                                         By: /s/ Babette E. Heimbuch
                                                 Babette E. Heimbuch
                                                 Chief Executive Officer

                                  EXHIBIT 32.2

                                CFO CERTIFICATION

The undersigned, as Chief Financial Officer hereby certifies, to the best of her knowledge and belief, that:

         (1) the Form 10-Q of FirstFed Financial Corp. (the "Company") for the quarterly period ended June 30, 2004 (the "Report ") accompanying this certification fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

         (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company for such period.

This certification is made solely for purposes of complying with the provisions of Section 906 of the Sarbanes-Oxley Act of 2003, 18 U.S.C. Section 1350.

                            FIRSTFED FINANCIAL CORP.


                                            Registrant


Date:   August 10, 2004
                                           By:  /s/ Douglas J. Goddard
                                                    Douglas J. Goddard
                                                    Chief Financial Officer and
                                                    Executive Vice President