Form 10-Q
period 2004-09-30
FIRSTFED FINANCIAL CORP
filed 2004-11-09
CIK 810536

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X|                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes |X| No | |
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
                                 Yes |X| No | |
As of November 1, 2004, 16,441,398 shares of the Registrant's $.01 par value common stock were outstanding.

                            FirstFed Financial Corp.
                                      Index

                                                                                         Page
Part I.        Financial Information

               Item 1.  Financial Statements

                        Consolidated   Statements  of  Financial  Condition  as  of        3
                        September  30, 2004,  December 31, 2003 and  September  30,
                        2003

                        Consolidated  Statements  of Operations  and  Comprehensive        4
                        Earnings for the three and nine months ended  September 30,
                        2004 and 2003

                        Consolidated  Statements  of Cash Flows for the nine months        5
                        ended September 30, 2004 and 2003

                        Notes to Consolidated Financial Statements                         6

               Item 2.  Management's   Discussion   and   Analysis   of   Financial        7
                        Condition and Results of Operations

               Item 3.  Quantitative and Qualitative Disclosures About Market Risk        19

               Item 4.  Controls and Procedures                                           19

Part II.       Other Information (omitted items are inapplicable)

               Item 2.  Changes in Securities, Use of Proceeds and Issuer
                        Purchases of Equity Securities                                    20

               Item 6.  Exhibits and Reports on Form 8-K                                  20

Signatures                                                                                21

Exhibits
                        31.1 Certification of Chief Executive Officer pursuant to         22
                             Section 302 of the Sarbanes-Oxley Act of 2002

                        31.2 Certification of Chief Financial Officer pursuant to         23
                             Section 302 of the Sarbanes-Oxley Act of 2002

                        32.1 Certification of Chief Executive Officer pursuant to         24
                             18 USC Section 1350, as adopted pursuant to Section
                             906 of the Sarbanes-Oxley Act of 2002

                        32.2 Certification of Chief Financial Officer pursuant to         25
                             18 USC Section 1350, as adopted pursuant to Section
                             906 of the Sarbanes-Oxley Act of 2002


                          PART I - FINANCIAL STATEMENTS
Item 1. Financial Statements

                     FirstFed Financial Corp. and Subsidiary
                 Consolidated Statements of Financial Condition
                        (In thousands, except share data)

                                                                September 30,                         September 30,
                                                                   2004            December 31,           2003
                                                                (Unaudited)            2003           (Unaudited)
                                                              ---------------     --------------    ---------------
ASSETS
Cash and cash equivalents                                 $          40,346   $         54,318   $         62,144
Investment securities, available-for-sale (at fair value)           274,419            116,411             63,559
Mortgage-backed securities, available-for-sale (at fair
  value)                                                            105,811            135,176            151,130
Loans receivable, held-for-sale (fair value $0, $494
  and $1,517)                                                            --                492              1,515
Loans receivable, net                                             5,825,939          4,373,620          4,106,131
Accrued interest and dividends receivable                            20,847             16,941             17,205
Real estate owned, net                                                   --              1,324                 --
Real estate held for investment                                       1,606                 --                 --
Office properties and equipment, net                                 15,339             10,568             10,418
Investment in Federal Home Loan Bank (FHLB) stock, at
  cost                                                              123,525             87,775             80,243
Other assets                                                         30,707             28,397             32,782
                                                              ---------------     --------------    ---------------
                                                          $       6,438,539   $      4,825,022   $      4,525,127
                                                              ===============     ==============    ===============
LIABILITIES

Deposits                                                  $       3,251,892   $      2,538,398   $      2,504,692
FHLB advances                                                     2,576,200          1,694,000          1,429,000
Securities sold under agreements to repurchase                      111,224            122,622            129,220
Accrued expenses and other liabilities                               41,044             33,435             41,917
                                                              ---------------     --------------    ---------------
                                                                  5,980,360          4,388,455          4,104,829
                                                              ---------------     --------------    ---------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, par value $.01 per share;
  authorized 100,000,000 shares;
  issued 23,627,644, 23,543,339 and 23,509,436 shares;
  outstanding 16,433,048, 17,045,643 and 17,011,740
  shares                                                                236                235                235
Additional paid-in capital                                           38,815             37,733             37,113
Retained earnings - substantially restricted                        532,762            483,360            468,199
Unreleased shares to employee stock ownership plan                     (969)              (125)              (561)
Treasury stock, at cost, 7,194,596, 6,497,696 and
  6,497,696 shares                                                 (113,776)           (85,727)           (85,727)
Accumulated other comprehensive earnings, net of taxes                1,111              1,091              1,039
                                                              ---------------     --------------    ---------------
                                                                    458,179            436,567            420,298
                                                              ---------------     --------------    ---------------
                                                          $       6,438,539   $      4,825,022   $      4,525,127
                                                              ===============     ==============    ===============

                         See accompanying notes to consolidated financial statements.

                     FirstFed Financial Corp. and Subsidiary
        Consolidated Statements of Operations and Comprehensive Earnings
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                       Three months ended                Nine months ended
                                                          September 30,                    September 30,
                                                 ------------------------------   ------------------------------
                                                      2004             2003            2004             2003
                                                 -------------    -------------   -------------    -------------
Interest income:
    Interest on loans                         $        60,821  $        55,774    $    174,335     $    169,725
    Interest on mortgage-backed
       securities                                         777            1,221           2,583            4,277
    Interest and dividends on investments               3,401            1,349           7,958            4,593
                                                 -------------    -------------   -------------    -------------
       Total interest income                           64,999           58,344         184,876          178,595
                                                 -------------    -------------   -------------    -------------
Interest expense:
    Interest on deposits                               10,485            9,179          27,614           30,433
    Interest on borrowings                             15,648           12,635          40,696           37,055
                                                 -------------    -------------   -------------    -------------
       Total interest expense                          26,133           21,814          68,310           67,488
                                                 -------------    -------------   -------------    -------------

Net interest income                                    38,866           36,530         116,566          111,107
Provision for loan losses                                  --               --              --               --
                                                 -------------    -------------   -------------    -------------
Net interest income after provision for
    loan losses                                        38,866           36,530         116,566          111,107
                                                 -------------    -------------   -------------    -------------
Other income:
    Loan servicing and other fees                       2,463            2,492           6,928            5,613
    Retail office fees                                  1,411            1,366           4,127            3,663
    Gain on sale of loans                               5,403            1,689           5,434            2,382
    Real estate operations, net                           (24)             (49)            106              315
    Other operating income                                 73               92             232              358
                                                 -------------    -------------   -------------    -------------
       Total other income                               9,326            5,590          16,827           12,331
                                                 -------------    -------------   -------------    -------------

Non-interest expense:
    Salaries and employee benefits                     11,066            7,997          29,681           25,026
    Occupancy                                           2,359            2,087           6,438            6,057
    Advertising expense                                    69               68             428              180
    Amortization of core deposit
       intangible                                         498              499           1,496            1,495
    Federal deposit insurance                              99               98             289              302
    Legal                                                 556              237           1,288              455
    Other expense                                       3,047            2,536           8,707            7,552
                                                 -------------    -------------   -------------    -------------
       Total non-interest expense                      17,694           13,522          48,327           41,067
                                                 -------------    -------------   -------------    -------------
Earnings before income taxes                           30,498           28,598          85,066           82,371
Income tax provision                                   12,626           10,395          35,664           33,057
                                                 -------------    -------------   -------------    -------------
Net earnings                                  $        17,872  $        18,203    $     49,402     $     49,314
                                                 =============    =============   =============    =============

Net earnings                                  $        17,872  $        18,203    $     49,402     $     49,314
Other comprehensive earnings (loss), net
    of taxes                                              531             (817)             20           (1,162)
                                                 -------------    -------------   -------------    -------------
Comprehensive earnings                        $        18,403  $        17,386    $     49,422     $     48,152
                                                 =============    =============   =============    =============
Earnings per share:
    Basic                                     $          1.09  $          1.07    $       2.95     $       2.91
                                                 =============    =============   =============    =============
    Diluted                                   $          1.06  $          1.04    $       2.88     $       2.84
                                                 =============    =============   =============    =============
Weighted average shares outstanding:
    Basic                                          16,416,629       16,994,566      16,752,261       16,967,043
                                                 =============    =============   =============    =============
    Diluted                                        16,825,386       17,432,285      17,158,980       17,359,014
                                                 =============    =============   =============    =============
                         See accompanying notes to consolidated financial statements.

                     FirstFed Financial Corp. and Subsidiary
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                  Nine months ended September 30,
                                                               -------------------------------------
                                                                     2004                 2003
                                                               ----------------    -----------------
    CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings                                           $           49,402   $           49,314
    Adjustments to reconcile net earnings to
      net cash provided by operating activities:
      Net change in loans held-for-sale                                   492                  778
      Depreciation                                                        837                1,040
      Valuation adjustments on real estate sold                             -                  (35)
      Amortization of fees and premiums/discounts                       9,506                1,114
      Gain on sale of loans                                            (5,400)              (1,500)
      Decrease in servicing asset                                          90                  180
      FHLB stock dividends                                             (2,805)              (2,768)
      Change in taxes payable                                           4,193               11,231
      (Increase) decrease in interest and dividends receivable         (3,906)                 547
      Increase (decrease) in interest payable                           2,027               (3,238)
      Amortization of core deposit intangible asset                     1,496                1,495
      Increase in other assets                                         (7,301)              (8,032)
      Increase in accrued expenses and
        other liabilities                                               9,052                2,635
                                                               ----------------    -----------------
        Total adjustments                                               8,281                3,447
                                                               ----------------    -----------------
        Net cash provided by operating activities                      57,683               52,761
                                                               ----------------    -----------------
    CASH FLOWS FROM INVESTING ACTIVITIES:
      Loans made to customers and principal
        collections on loans                                       (1,432,524)            (329,077)
      Loans purchased                                                    (422)                 (77)
      Increase in deferred loan costs                                 (28,913)              (8,108)
      Proceeds from sales of real estate owned                          1,324                  716
      Proceeds from maturities and principal payments
        of investment securities, available-for-sale                   40,561              124,149
      Principal reductions on mortgage-backed securities,
        available for sale                                             28,880               48,566
      Purchase of investment securities,
        available for sale                                           (198,494)             (86,240)
      (Purchases) redemptions of FHLB stock                           (32,945)               1,253
      Purchases of premises and equipment                              (5,608)              (1,116)
                                                               ----------------    -----------------
        Net cash used by investing activities                      (1,628,141)            (249,934)

    CASH FLOWS FROM FINANCING ACTIVITIES:
      Net increase (decrease) in deposits                             713,494              (22,334)
      Net increase in short term borrowings                         1,062,802              130,947
      Net (decrease) increase in long term borrowings                (192,000)             105,000
      Purchases of treasury stock                                     (28,049)                (965)
      Other                                                               239                1,470
                                                               ----------------    -----------------
        Net cash provided by financing activities                   1,556,486              214,118
                                                               ----------------    -----------------

      Net (decrease) increase in cash and cash equivalents            (13,972)              16,945
      Cash and cash equivalents at beginning of period                 54,318               45,199
                                                               ----------------    -----------------
      Cash and cash equivalents at end of period           $           40,346   $           62,144
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

2. Basic earnings per share were computed by dividing net earnings by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share include the effect of stock options, if dilutive.

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

                                                   Three Months Ended              Nine Months Ended
                                                      September 30,                  September 30,
                                             -----------------------------   ----------------------------
                                                 2004            2003            2004            2003
                                             ------------    -------------   -------------   ------------
                                                         (In thousands, except per share data)
  Net income as reported..................   $     17,872 $        18,203    $     49,402    $     49,314
  Deduction:
   Total stock-based compensation expense
   determined under fair-value-based
   method for all awards, net of tax......           (116)           (100)           (536)           (439)
                                             ------------    -------------   -------------   ------------
    Pro forma net income..................         17,756 $        18,103    $     48,866    $     48,875
                                             ============    =============   =============   ============
  Earnings per share:
  Basic:
    As reported...........................   $       1.09 $           1.07   $      2.95     $       2.91
    Pro forma.............................   $       1.08 $           1.07   $      2.92     $       2.88

  Diluted:
    As reported...........................   $       1.06 $           1.04   $      2.88     $       2.84
    Pro forma.............................   $       1.06 $           1.04   $      2.86     $       2.82

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2004 and 2003, respectively: no dividend yield in any year; expected volatility of 32% and 34%; risk free interest rates of 4.2% and 3.8%; and expected average lives of 5.5 years in both periods. The weighted-average grant date fair value of options granted during the periods are $15.58 and $11.31 for 2004 and 2003, respectively. The Company has elected to recognize forfeitures in the year they occur.

5. The following table sets forth the net periodic benefit cost attributable to the Company's Supplementary Executive Retirement Plan:

                                                                  Pension Benefits
                                                Three months ended                Nine months ended
                                                  September 30,                     September 30,
                                          -----------------------------    ------------------------------
                                              2004             2003             2004             2003
                                          ------------    -------------    -------------    -------------
                                                                   (In thousands)
  Service cost..........................  $    122,088 $       111,690  $       365,210  $       335,070
  Interest cost.........................       151,759         146,542          454,143          439,626
  Expected return on plan assets........            --              --               --               --
  Amortization of net (gain) loss.......        37,753          29,865          111,052           89,595
  Amortization of prior service cost....        33,661          33,661          100,983          100,983
  Amortization of transition
    obligation/(asset)..................            --              --               --               --
                                          ------------    -------------    -------------    -------------
    Net periodic benefit cost...........  $    345,261 $       321,758  $     1,031,388  $       965,274
                                          ============    =============    =============    =============

Weighted Average Assumptions
  Discount rate.........................        6.00%             6.50%           6.00%            6.50%
  Rate of compensation increase.........        4.00%             4.00%           4.00%            4.00%
  Expected return on plan assets........       N/A             N/A              N/A              N/A

The Company does not expect any significant changes to the amounts previously disclosed for contributions for benefits payments.

6. Non-interest income for the quarter ended September 30, 2004 increased by approximately $5.4 million as a result of the elimination of the Company's repurchase liability for loans sold with recourse. This change in estimate, which is a non-cash transaction, increased net earnings for the quarter by approximately $3.1 million, after tax, or approximately $0.19 per diluted share.

     The Bank's portfolio of loans sold with recourse was originated prior to 1990, and the Bank's exposure to loss on these loans has decreased in recent years as the balances have declined. Credit experience has been better than previously estimated, with no charge-offs having occurred on these loans since 1997. Additionally, the continuing escalation of real estate prices in Southern California contributed to the conclusion that the reserve should be reversed. At September 30, 2004, the dollar amount of loans sold with recourse on which the Company had recourse liability totaled $81 million. The maximum potential recourse liability on this portfolio is $15 million.

7.   Recent  Accounting  Pronouncements

     In December 2003, SFAS Statement No. 132(revised),  Employers'  Disclosures
     about Pensions and Other Postretirement Benefits,  was  issued.   Statement
     132 (revised) prescribes employers' disclosures about pension plans and other postretirement benefit plans; it does not change the measurement or recognition of those plans. The Statement retains and revises the disclosure requirements contained in the original Statement 132. It also requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. The Statement generally is effective for fiscal years ending after December 15, 2003. The Company's disclosures incorporate the requirements of Statement 132 (revised).

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

Financial Condition

At September 30, 2004, FirstFed Financial Corp. ("Company"), holding company for First Federal Bank of California and its subsidiaries ("Bank"), had consolidated total assets of $6.4 billion compared to $4.8 billion at December 31, 2003 and $4.5 billion at September 30, 2003. The increase in total assets for the period ended September 30, 2004 compared to December 31, 2003 and September 30, 2003 is primarily attributable to an increase in the loan portfolio to $5.8 billion at September 30, 2004 from $4.4 billion at December 31, 2003 and $4.1 billion at September 30, 2003. Loan originations and purchases were $2.5 billion during the first nine months of 2004 compared to $1.6 billion during the first nine months of 2003. Loan payoffs and principal reductions were $1.1 billion during the first nine months of 2004 compared to $1.3 billion during the first nine months of 2003. Consolidated stockholders' equity at September 30, 2004 was $458.2 million compared to $436.6 million at December 31, 2003 and $420.3 million at September 30, 2003. Stockholders' equity increased $21.6 million during the first nine months of 2004 primarily due to net earnings of $49.4 million offset by stock repurchases of $28.0 million. The Company repurchased 696,600 shares of common stock at an average market price of $40.25 per share during the first nine months of 2004. During the first nine months of 2003, the Company repurchased 33,800 shares of common stock at an average market price of $28.53 per share.

The UCLA Anderson Forecast for California ("Forecast") projects continued growth in jobs and personal income during 2004 and continuing into 2005 and 2006. Although real estate prices are at record high levels, demand for housing remains strong due to continued migration to California. Permits for new housing are expected to reach 200,000 units in 2004 and remain strong throughout 2006. According to the Forecast, "it would take something like a big spike in interest rates or a very tough recession to slow building down."

Southern California has traditionally been the Bank's primary lending area. In 2004, the Bank expanded its lending operations to Northern California, which accounted for 35% of loan originations during the first nine months.

The following table summarizes loan originations and purchases by property type for the periods indicated:

                                                   Nine months ended
                                                     September 30,
                                                   2004          2003
                                               ------------- -------------
                                                     (In thousands)
    Single family                              $  1,976,818  $  1,201,451
    Multi-family and commercial                     487,271       377,146
    Other (1)                                        57,218        37,127
                                                 -----------   -----------
      Total                                    $  2,521,307  $  1,615,724
                                                 ===========   ===========

 (1) Includes consumer loans and commercial business loans.

The following table summarizes loan originations and purchases by loan type for the periods indicated:

                                                        Nine months ended
                                                          September 30,
                                                       2004          2003
                                                    ------------ -------------
                                                         (In thousands)
Adjustable:
 12MAT                                              $   703,389  $    517,334
 CODI                                                 1,656,298       472,794
 COFI                                                    79,496       129,041
 Prime                                                   57,860        37,127
 Libor                                                      932            --

Fixed                                                     3,723        61,363
Hybrid (1)                                               19,609       398,065
                                                     -----------   -----------
   Total                                            $ 2,521,307  $  1,615,724
                                                     ===========   ===========

(1) These loan types are adjustable rate loans with initial fixed interest rate periods ranging from 3 to 7 years.

At September 30, 2004, 89.1% of the Bank's loan portfolio was invested in adjustable rate products. Loans that adjust monthly based on the 12-month average of the 3-Month Certificate of Deposit Index ("CODI") comprised 37.3% of the loan portfolio. Loans that adjust monthly based on the 12-month average U.S. Treasury Security rate ("12MAT") comprised 25.2% of the loan portfolio. Loans that adjust monthly based on the FHLB Eleventh District Cost of Funds Index ("COFI") comprised 23.6% of the loan portfolio. The remaining 3.0% of the adjustable rate loan portfolio varies based on changes in the Prime Rate and the London Inter-Bank Offering Rate ("LIBOR") and other indices.

The Bank's non-performing assets to total assets ratio was 0.02% as of September 30, 2004, compared to 0.10% as of December 31, 2003 and 0.12% as of September 30, 2003. (See "Non-performing Assets" for further discussion.)

The Bank recorded net loan recoveries of $231 thousand and $443 thousand for the third quarter and first nine months of 2004, respectively. For the comparable periods last year, the Bank recorded no loan charge-offs during the third quarter of 2003 and net loan recoveries of $25 thousand during the first nine months of 2003, respectively. Allowances for loan losses (including general valuation allowances and valuation allowances for impaired loans) totaled $76.2 million or 1.29% of gross loans at September 30, 2004. This compares with $75.7 million or 1.70% at December 31, 2003 and $75.7 million or 1.81% at September 30, 2003.

The following table shows the components of the Bank's portfolio of loans (including loans held for sale) and mortgage-backed securities by collateral type as of the dates indicated:

                                                    September 30,     December 31,     September 30,
                                                         2004             2003              2003
                                                   ---------------   --------------   ---------------
                                                                    (In thousands)
    REAL ESTATE LOANS
     First trust deed residential loans
       One-to-four units                        $        3,727,516  $     2,456,971   $     2,134,608
       Five or more units                                1,703,413        1,547,771         1,585,646
                                                   ---------------   --------------   ---------------
         Residential loans                               5,430,929        4,004,742         3,720,254

   OTHER REAL ESTATE LOANS
       Commercial and industrial                           313,475          345,273           382,531
       Second trust deeds                                    6,018            7,281             6,342
       Construction                                         19,028            9,053             7,263
                                                   ---------------   --------------   ---------------
         Real estate loans                               5,769,450        4,366,349         4,116,390

   NON-REAL ESTATE LOANS:
       Deposit accounts                                        526              649               616
       Commercial business loans                            55,742           34,424            26,914
       Consumer                                             57,940           49,738            45,772
                                                   ---------------   --------------   ---------------
         Loans receivable                                5,883,658        4,451,160         4,189,692

   LESS:
       General valuation allowances -
         loan portfolio                                     75,681           75,238            75,248
       Valuation allowances - impaired loans                   496              496               496
       Deferred loan origination fees
       (costs), net                                        (18,458)           1,314             6,302
                                                   ---------------   --------------   ---------------
         Net loans receivable                            5,825,939        4,374,112         4,107,646

   FHLMC AND FNMA MORTGAGE-BACKED
     SECURITIES (at fair value):
       Secured by single family dwellings                   99,667          128,465           143,850
       Secured by multi-family dwellings                     6,144            6,711             7,280
                                                   ---------------   --------------   ---------------
         Mortgage-backed securities                        105,811          135,176           151,130
                                                   ---------------   --------------   ---------------
             TOTAL                              $        5,931,750  $     4,509,288   $     4,258,776
                                                   ===============   ==============   ===============

The mortgage-backed securities portfolio, classified as available-for-sale, was recorded at fair value as of September 30, 2004. An unrealized gain of $684 thousand, net of taxes, was recorded in stockholders' equity as of September 30, 2004. This compares to net unrealized gains of $965 thousand as of December 31, 2003 and $1.1 million as of September 30, 2003.

The investment securities portfolio, classified as available-for-sale, was recorded at fair value as of September 30, 2004. An unrealized gain of $427 thousand, net of taxes, was reflected in stockholders' equity as of September 30, 2004. This compares to net unrealized gains of $126 thousand as of December 31, 2003 and unrealized losses of $37 thousand as of September 30, 2003.

Asset/Liability Management

Market risk is the risk of loss from adverse changes in market prices and interest rates. The Bank's market risk arises primarily from the interest rate risk inherent in its lending and liability funding activities.

The Bank's net interest income typically improves during periods of decreasing interest rates because there is a three-month time lag before changes in COFI, and a two-month time lag before changes in 12MAT, CODI and LIBOR, can be implemented with respect to the Bank's adjustable rate loans Thus during periods immediately following interest rate decreases the Bank's cost of funds tends to decrease faster than the yield earned on its adjustable rate loan portfolio. The reverse is true during rising rate environments and the Bank's net interest income typically decreases if there is no growth in earning assets.

The composition of the Bank's financial instruments that are subject to market risk has not changed materially since December 31, 2003.

The one year GAP (the difference between rate-sensitive assets and liabilities repricing within one year or less) was a positive $411.4 million or 6.39% of total assets at September 30, 2004. In comparison, the one year GAP was a positive $666.1 million or 13.8% of total assets at December 31, 2003. The decrease in GAP at September 30, 2004 from December 31, 2003 is attributable to an increase in short-term borrowings.

Capital

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and percentages of total capital to assets. The Bank met the standards necessary to be deemed well capitalized under the applicable regulatory requirements. The following table summarizes the Bank's actual capital and required capital as of September 30, 2004:

                                            Tangible          Core         Risk-based
                                             Capital         Capital        Capital
                                            -----------    ------------   -------------
                                                      (Dollars in thousands)
     Actual Capital:
        Amount                           $   429,701    $    429,701    $   474,583
        Ratio                                   6.68%           6.68%         13.33%
     Minimum required capital:
        Amount                           $    96,448    $    257,194    $   284,784
        Ratio                                   1.50%           4.00%          8.00%
     Well capitalized required capital:
        Amount                           $        --    $    321,493    $   355,980
        Ratio                                     --%           5.00%         10.00%

During the first nine months of 2004, the Company repurchased 696,900 shares of common stock at an average market price of $40.25 per share. During the first nine months of 2003, the Company repurchased 33,800 shares of common stock at an average market price of $28.53 per share. The Board of Directors authorized the repurchase of 820,302 additional shares on July 22, 2004, which brought the shares available for repurchase as of November 1, 2004 to 1,472,079 or 9% of total common shares outstanding.

Loan Loss Allowances

Listed below is a summary of activity in the Bank's general valuation allowance and the valuation allowance for impaired loans during the periods indicated:

                                                   Nine Months Ended September 30, 2004
                                                --------------------------------------------
                                                   General         Impaired
                                                  Valuation       Valuation
                                                 Allowances       Allowances        Total
                                                --------------   -------------    ----------
                                                               (In thousands)
          Balance at December 31, 2003          $     75,238   $          496  $    75,734
          Recoveries                                     443               --          443
                                                --------------   -------------    ----------
          Balance at September 30, 2004         $     75,681   $          496  $    76,177
                                                ==============   =============    ==========

                                                   Nine Months Ended September 30, 2003
                                                --------------------------------------------
                                                   General         Impaired
                                                  Valuation       Valuation
                                                 Allowances       Allowances        Total
                                                --------------   -------------    ----------
                                                               (In thousands)
          Balance at December 31, 2002          $     75,223   $          496  $    75,719
          Charge-offs:
             Single family                               (52)              --          (52)
             Multifamily                                  (8)              --           (8)
             Other - non-real estate                     (32)              --          (32)
                                                --------------   -------------    ----------
          Total charge-offs                              (92)              --          (92)
          Recoveries                                     117               --          117
                                                --------------   -------------    ----------
          Net recoveries                                  25               --           25
                                                --------------   -------------    ----------
          Balance at September 30, 2003         $     75,248   $          496  $    75,744
                                                ==============   =============    ==========

The Bank maintains a general valuation allowance for loan losses due to the inherent risks in the loan portfolio that have yet to be specifically identified. The Bank's loan portfolio is stratified based on factors affecting the perceived level and concentration of risk, such as type of collateral, level of loan documentation, the borrowers credit rating, year of origination, original loan-to-value ratio and geographic location.

The appropriate level of general valuation allowance is calculated by applying reserve factors to the balance of assets on which the Bank has loss exposure. These reserve factors represent the expected likelihood of default multiplied by the expected rate of loss. The expected rates of loss and default are based on the Bank's historical loss experience and adjusted for current conditions and trends in the Bank's lending areas.

Based on this methodology, the Bank did not record a provision for loan losses during the first nine months of 2004 or for any period in 2003.

Loans that require a reduced level of documentation at origination are an increasing percentage of the Bank's loan portfolio. On "Stated Income/Stated Asset" (SISA) loans, the borrower includes information on his/her level of income and assets that is not subject to verification by the Bank. For "No Income/No Asset" (NINA) loans, the borrower is not required to submit information on his/her level of income or assets. At September 30, 2004, approximately 45% of the Bank's single family loan portfolio was composed of either NINA or SISA loans. This was an increase from approximately 32% of the Bank's single family loan portfolio being NINA or SISA at December 31, 2003. The Bank's portfolios of multifamily and other real estate loans all require full documentation by the borrowers.

The Bank attempts to mitigate the inherent risk of making reduced documentation loans by evaluating the other credit characteristics of the loans, such as the creditworthiness of the borrower and the loan to value ratio at the origination date. One measure of the creditworthiness of the borrower is the borrower's FICO score, which is a standardized credit scoring system developed by Fair Isaac & Co. The Bank's portfolio of single family loans had a weighted average FICO score at date of origination of 708. The weighted average loan to value ratio at date of origination for the single family portfolio was approximately 72% at September 30, 2004.

Results of Operations

The Company reported consolidated net earnings of $17.9 million or $1.06 per diluted share of common stock for the third quarter of 2004 compared to net earnings of $18.2 million or $1.04 per diluted share for the third quarter of 2003. Net earnings for the third quarter of 2004 included income of $3.1 million or $0.19 per diluted share from the elimination of the Bank's repurchase liability for loans sold with recourse. Net earnings for the third quarter of 2003 included $870 thousand or $0.05 per diluted share for a reduction in the same liability. Additionally, income tax expense for the third quarter of 2003 was reduced by $1.6 million or $0.09 per diluted share due to a change in the California tax method of accounting for bad debts.

Net earnings for the first nine months of 2004 were $49.4 million or $2.88 per diluted common share compared to $49.3 million or $2.84 per diluted common share for the first nine months of 2003. Net earnings for the first nine months of 2004 include $907 thousand or $0.05 per diluted share for interest received from the California Franchise Tax Board in settlement of amended returns for tax years 1993 to 1998.

Net Interest Income

Net interest income increased by 6% during the third quarter of 2004 compared to the third quarter of 2003, but decreased by 3% compared to the second quarter of 2004. Although the interest rate spread dropped to 2.55% during the third quarter of 2004 from 3.17% during the third quarter of 2003, net interest income increased due to a 31% growth in average interest-earning assets. However, net interest income fell compared to the second quarter of 2004 because the 12% growth in average interest-earning assets was not sufficient to compensate for a 26 basis point decrease in interest spread. The average earning assets yield dropped 14 basis points primarily due to the time-lag inherent in adjustable rate loans. The cost of funds increased by 12 basis points due to higher short-term interest rates.

Net interest income increased by 5% to $116.6 million during the first nine months of 2004 compared to $111.1 million for the first nine months of 2003. The increase is attributable to a 22% increase in average interest-earning assets which was offset by a 49 basis point decline in interest rate spreads. The decline in spread is attributable to the yield on interest-earning assets declining more rapidly than the cost of funds. The yield on average earning assets decreased by 90 basis points during the first nine months of 2004 compared to the prior year while the cost of funds decreased by only 41 basis points. Funding costs started to increase during the first nine months of 2004 due to three interest rate increases by the Federal Reserve during this period.

The following table sets forth: (i) the average daily dollar amounts of and average yields earned on loans, mortgage-backed securities and investment securities, (ii) the average daily dollar amounts of and average rates paid on savings deposits and borrowings, (iii) the average daily dollar differences,
(iv) the interest rate spreads, and (v) the effective net spreads for the periods indicated:

                                                               During the Nine Months Ended
                                                                      September 30,
                                                             -------------------------------
                                                                 2004              2003
                                                             ------------    ---------------
                                                                  (Dollars in thousands)
    Average loans and mortgage-backed securities          $   4,968,365   $      4,137,904
    Average investment securities                               242,345            123,176
                                                             ------------    ---------------
    Average interest-earning assets                           5,210,710          4,261,080
                                                             ------------    ---------------
    Average savings deposits                                  2,798,348          2,502,758
    Average borrowings                                        2,136,130          1,500,810
                                                             ------------    ---------------
    Average interest-bearing liabilities                      4,934,478          4,003,568
                                                             ------------    ---------------
    Excess of interest-earning assets over
        interest-bearing liabilities                      $     276,232   $        257,512
                                                             ============    ===============

    Yields earned on average interest-earning assets               4.61%              5.51%
    Rates paid on average interest-bearing liabilities             1.84               2.25
    Interest rate spread                                           2.77               3.26
    Effective net spread (1)                                       2.86               3.40

    Total interest income                                 $     180,160   $        176,089
    Total interest expense                                       68,096             67,560
                                                             ------------    ---------------
                                                                112,064            108,529
    Total other items (2)                                         4,502              2,578
                                                             ------------    ---------------
    Net interest income                                   $     116,566   $        111,107
                                                             ============    ===============

(1) The effective net spread is a fraction, the denominator of which is the average dollar amount of interest-earning assets, and the numerator of which is net interest income (excluding stock dividends, interest from the FTB and miscellaneous interest income).

(2) Includes Federal Home Loan Bank Stock dividends, interest from the FTB and other miscellaneous interest income.

Non-Interest Income and Expense

Loan servicing and other fees were $2.5 million and $6.9 million for the third quarter and first nine months of 2004, respectively, compared to $2.5 million and $5.6 million for the same periods of the prior year. Because a greater number of loans subject to prepayment fees were paid off, loan prepayment fees grew to $2.2 million and $5.8 million for the third quarter and first nine months of 2004 compared to $2.0 million and $4.0 million for the same periods last year.

Gain on sale of loans was $5.4 million for both the third quarter and first nine months of 2004 resulting from the elimination the Bank's repurchase liability for loans sold with recourse. Because loan balances have declined, credit experience has been better than previously estimated and no charge-offs have occurred on these loans since 1997, the Bank eliminated its repurchase liability for loans sold with recourse. Additionally, the age of the loans and the continuing escalation of real estate prices in Southern California contributed to the conclusion that the reserve should be reversed. Gains of $1.7 million and $2.4 million for the third quarter and first nine months of 2003 include a $1.5 million partial reversal of the recourse liability.

Real estate operations resulted in net losses of $24 thousand during the third quarter of 2004 compared to net losses of $49 thousand for the same period last year. Real estate operations resulted in net gains of $106 thousand during the first nine months of 2004 compared to net gains of $315 thousand for the same period last year. Real estate operations normally include gains and losses on the sale of foreclosed properties as well as rental income and operating expense during the holding period of these foreclosed properties.

Non-interest expense increased to $17.7 million and $48.3 million, respectively, for the third quarter and first nine months of 2004 from $13.5 million and $41.1 million, respectively, from the third quarter and first nine months of 2003. The increase in non-interest expense during the third quarter and first nine months of 2004 resulted from higher incentive-based compensation related to loan volume and legal costs. Year to date results during 2004 include a $395 thousand first quarter loss from a vendor defalcation.

The ratio of non-interest expense to average total assets fell to 1.18% during the third quarter of 2004 from 1.20% for the third quarter of 2003. On a year-to-date basis, the ratio of non-interest expense to total assets fell to 1.17% for the first nine months of 2004 from 1.24% for the first nine months of 2003. The decreased ratios during 2004 are attributable to asset growth.

Non-accrual, Past Due, Modified and Restructured Loans

The Bank accrues interest earned but uncollected for every loan without regard to its contractual delinquency status and establishes a specific interest allowance for each loan which becomes 90 days or more past due or in foreclosure. Loans requiring delinquent interest allowances (non-accrual loans) totaled $1.4 million at September 30, 2004 compared to $3.3 million at December 31, 2003 and $5.2 million at September 30, 2003.

The amount of interest allowance for loans 90 days or more delinquent or in foreclosure was $190 thousand, $227 thousand, and $303 thousand as of September 30, 2004, December 31, 2003, and September 30, 2003, respectively.

The Bank allows loan restructurings that result from temporary modifications of principal and interest payments. Under these arrangements, loan terms are typically reduced to no less than a monthly interest payment required under the note. Any loss of revenues under the modified terms would be immaterial to the Bank. Generally, if the borrower is unable to return to scheduled principal and interest payments at the end of the modification period, foreclosure proceedings are initiated. As of September 30, 2004, the Bank had net modified loans totaling $2.4 million. No modified loans were 90 days or more delinquent as of September 30, 2004.

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

The following is a summary of impaired loans, net of valuation allowances for impairment, as of the dates indicated:

                                      September 30,      December 31,      September 30,
                                          2004              2003               2003
                                    ---------------    --------------    ---------------
                                                      (In thousands)
        Non-accrual loans           $         --      $        1,782    $        1,312
        Modified loans                        --               1,488             1,508
                                    ---------------    --------------    ---------------
                                    $         --      $        3,270    $        2,820
                                    ===============    ==============    ===============

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

All impaired loans were measured using the fair value method as of September 30, 2004, December 31, 2003 and September 30, 2003, respectively.

Impaired loans for which valuation allowances had been established totaled $496 thousand at September 30, 2004, December 31, 2003 and September 30, 2003. Impaired loans for which there were no valuation allowances established totaled $0 at September 30, 2004, $3.3 million at December 31, 2003 and $2.8 million at September 30, 2003. See "Results of Operations" for an analysis of activity in the valuation allowance for impaired loans.

Cash payments received from impaired loans are recorded in accordance with the contractual terms of the loan. The principal portion of the payment is used to reduce the principal balance of the loan, whereas the interest portion is recognized as interest income.

The average net investment in impaired loans was $0 for the quarter ended September 30, 2004, $3.6 million for the quarter ended December 31, 2003 and $4.5 million for the quarter ended September 30, 2003. The amount of interest income recognized on the cash basis for impaired loans during the quarters ended September 30, 2004 and September 30, 2003 was $0 and $18 thousand, respectively. Interest income recognized under the accrual basis for the quarters ended September 30, 2004 and September 30, 2003 was $0 and $18 thousand, respectively.

Asset Quality

The following table sets forth certain asset quality ratios of the Bank at the periods indicated:

                                                      September 30,      December 31,      September 30,
                                                          2004              2003               2003
                                                    ---------------    --------------    ---------------

Non-performing loans to gross loans receivable (1)           0.02%             0.08%              0.12%

Non-performing assets to total assets (2)                    0.02%             0.10%              0.12%

Loan loss allowances to non-performing loans (3)            5,560%            2,266%             1,447%

General loss allowances to gross loans
  receivable (4)                                             1.29%             1.70%              1.81%
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


Non-performing Assets

The Bank defines non-performing assets as loans delinquent over 90 days (non-accrual loans), loans in foreclosure and real estate acquired by foreclosure (real estate owned). The following is an analysis of non-performing assets as of the periods indicated:

                                          September 30,      December 31,       September 30,
                                              2004               2003                2003
                                       ----------------    --------------    -----------------
                                                           (In thousands)
Real estate owned:
   Single family                       $           --      $      1,324      $            --
                                       ----------------    --------------    -----------------
       Total real estate owned                     --             1,324                   --
                                       ----------------    --------------    -----------------
Non-accrual loans:
   Single family                                1,364             3,326                5,224
   Other                                            6                16                   12
                                       ----------------    --------------    -----------------
      Total non-accrual loans                   1,370             3,342                5,236
                                       ----------------    --------------    -----------------
      Total non-performing assets      $        1,370      $      4,666      $         5,236
                                       ================    ==============    =================

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

Total savings deposits increased by $493.2 million and $713.5 million during the third quarter and first nine months of 2004, respectively. The increase in deposits for the third quarter of 2004 is primarily attributable to an increase in deposits acquired from national brokerage firms ("brokered deposits").

Brokered deposits increased by $477.3 million and $642.9 million during the third quarter and first nine months of 2004, respectively. In order to fund loan originations, the Bank increased its use of brokered deposits during the third quarter and the first nine months of 2004. Brokered deposits comprised 20%, 0% and 0% of total deposits at September 30, 2004, December 31, 2003 and September 30, 2003, respectively. Because the Bank has sufficient capital to be deemed "well capitalized" under the standards established by the Office of Thrift Supervision, it may solicit brokered funds without special regulatory approval.

Deposits accepted by retail banking offices increased by $22.8 million and $50.7 million during the third quarter of 2004 and first nine months of 2004, respectively. Retail and business deposits comprised 79%, 99% and 99% of total deposits as of September 30, 2004, December 31, 2003 and September 30, 2003, respectively.

Telemarketing deposits decreased by $6.9 million during the third quarter of 2004 and increased by $19.9 million during the first nine months of 2004. These deposits are normally large deposits from pension plans, managed trusts and other financial institutions. These deposit levels fluctuate based on the attractiveness of the Bank's rates compared to returns available to investors on alternative investments. Telemarketing deposits comprised 1%, 1% and 1% of total deposits at September 30, 2004, December 31, 2003 and September 30, 2003, respectively.

Total borrowings increased by $393.2 million and $870.8 million during the third quarter and first nine months of 2004, respectively, due to a $407.2 million and $882.2 million net increase in borrowings from the FHLB and net decreases of $14.0 million and $11.4 million in reverse repurchase agreements. The Bank used FHLB advances during the third quarter and first nine months of 2004 to fund asset growth.

Internal sources of funds include both principal payments and payoffs on loans and mortgage-backed securities, loan sales, and positive cash flow from operations. Principal payments include amortized principal and prepayments that are a function of lending activity and the general level of interest rates.

Loan payoffs and principal reductions were $1.1 billion during the first nine months of 2004 compared to $1.3 billion during the first nine months of 2003. The decrease is primarily attributable to reduced payoff activity as fewer borrowers refinanced existing loans into new loans at lower rates.

The volume of loans sold totaled $280 thousand and $3.3 million during the third quarter and first nine months of 2004, respectively, compared to $19.1 million and $81.2 million, respectively for the same periods of 2003. The decrease in loans sold from the comparable periods is attributable to the Bank's efforts to originate adjustable rate loans for its portfolio. Loan sale activity also varies based upon borrower demand for 15-year and 30-year fixed rate loans, which the Bank only originates for sale in the secondary market.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management" on page 9 hereof for Quantitative and Qualitative Disclosures About Market Risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under SEC rules, the Company is required to maintain disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Within the 90-day period prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures. The Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, supervised and participated in the evaluation. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of the evaluation date, the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective in alerting management to material information that may be required to be included in the Company's public filings. In designing and evaluating the disclosure controls and procedures, management recognizes that any such controls and procedures can provide only reasonable assurance as to the control objectives. Management is required to apply its judgment in evaluating the cost-benefit relationship of such controls and procedures.

Changes in Internal Controls

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, and there has not been any corrective action with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

          None

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

(b)       Reports on Form 8-K

The Company filed current reports on Form 8-K during the quarter ended September 30, 2004 on the following dates: July 23, 2004, August 19, 2004, September 9, 2004, and September 22, 2004. These reports are related to the release of the Company's disclosure of certain other financial data and earnings release. The Form 8-K filed on September 9, 2004 related to changes in the registrant's certifying accountant.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                            FIRSTFED FINANCIAL CORP.
                            ------------------------
                            Registrant



Date:   November 9, 2004               By:  /s/ Douglas J. Goddard
                                            ----------------------
                                                Douglas J. Goddard
                                                Chief Financial Officer and
                                                Executive Vice President

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

Dated this 9th day of November 2004.
                                        By: /s/ Babette E. Heimbuch
                                            -----------------------
                                                Babette E. Heimbuch
                                                Chief Executive Officer

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

Dated this 9th day of November 2004.
                                      By: /s/ Douglas Goddard
                                          -------------------
                                              Douglas Goddard
                                              Chief Financial Officer

                                  EXHIBIT 32.1


                                CEO CERTIFICATION

The undersigned, as Chief Executive Officer hereby certifies, to the best of her knowledge and belief, that:

        (1) the Form 10-Q of FirstFed Financial Corp. (the "Company") for the quarterly period ended September 30, 2004 (the "Report ") accompanying this certification fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

        (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company for such period.

This certification is made solely for purposes of complying with the provisions of Section 906 of the Sarbanes-Oxley Act of 2003, 18 U.S.C. Section 1350.

                                   FIRSTFED FINANCIAL CORP.
                                   ------------------------
                                   Registrant


Date:   November 9, 2004
                                    By: /s/ Babette E. Heimbuch
                                        -----------------------
                                            Babette E. Heimbuch
                                            Chief Executive Officer

                                  EXHIBIT 32.2


                                CFO CERTIFICATION

The undersigned, as Chief Financial Officer hereby certifies, to the best of her knowledge and belief, that:

        (1) the Form 10-Q of FirstFed Financial Corp. (the "Company") for the quarterly period ended September 30, 2004 (the "Report ") accompanying this certification fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

        (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company for such period.

This certification is made solely for purposes of complying with the provisions of Section 906 of the Sarbanes-Oxley Act of 2003, 18 U.S.C. Section 1350.

                                   FIRSTFED FINANCIAL CORP.
                                   ------------------------
                                   Registrant


Date:   November 9, 2004
                                       By:  /s/ Douglas J. Goddard
                                            ----------------------
                                                Douglas J. Goddard
                                                Chief Financial Officer and
                                                Executive Vice President