Form 10-K
period 2004-12-31
FIRSTFED FINANCIAL CORP
filed 2005-03-14
CIK 810536

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 2004
                                       OR
[ ]               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Transition Period from     N/A   to  _____
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
                                 Yes [X] No [ ]

The approximate aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2004 was $619,287,000, based on the closing sales price of the Registrant's common stock on the New York Stock Exchange on such date of $41.60 per share. For purposes of the preceding sentence only, all directors, executive officers and beneficial owners of ten percent or more of the common stock, as well as the Company's Employee Stock Ownership Plan ("ESOP"), are assumed to be affiliates.

The number of shares of Registrant's $0.01 par value common stock outstanding as of February 1, 2005: 16,501,830.
                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Annual Meeting of Stockholders to be held April 20, 2005 ("Proxy Statement"), (Parts II, III & IV).

Disclosure Regarding Forward-looking Statements

     This Annual Report on Form 10-K for the year ended December 31, 2004 includes certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, (the "Securities Act") and Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). All statements, other than statements of historical facts, included in this Annual Report that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, including, but not limited to, such matters as future product development, business development, competition, future revenues, business strategies, expansion and growth of the Company's operations and assets and other such matters are forward-looking statements. These kinds of statements are signified by words such as "believes," "anticipates," "expects," "intends," "may", "could," and other similar expressions. However, these words are not the exclusive means of identifying such statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, including the risk factors discussed below, general economic and business conditions, the business opportunities (or lack thereof) that may be presented to and pursued by the Company, changes in law or regulations and other factors, many of which are beyond the Company's control. Specific factors that could cause results to differ materially from historical results or those anticipated are: (1) the level of demand for adjustable rate mortgages, which is affected by external factors such as interest rates, the strength of the California economy and Southern California economy in particular; (2) fluctuations between consumer interest rates and the cost of funds; (3) federal and state regulation of lending, deposit and other operations, and (4) competition for financial products and services within the Bank's market areas. Investors are cautioned that any such statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in the forward-looking statements.

                            FirstFed Financial Corp.
                                      Index
                                                                                      Page

Part I   Item 1.    Business....................................................         4
         Item 2.    Properties..................................................        24
         Item 3.    Legal Proceedings...........................................        24
         Item 4.    Submission of Matters to a Vote of Security Holders.........        24

Part II  Item 5.    Market for Registrant's Common Equity and Related
                    Stockholder Matters.........................................        24
         Item 6.    Selected Financial Data.....................................        25
         Item 7.    Management's Discussion and Analysis of Consolidated Balance
                    Sheets and Consolidated Statements of Income................        26
         Item 7a.   Quantitative and Qualitative Disclosures About Market Risk..        39
         Item 8.    Financial Statements and Supplementary Data.................        43
                    Notes to Consolidated Financial Statements..................        47
                    Report of Independent Registered Public Accounting Firm.....        73
         Item 9.    Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure.........................        75
         Item 9a.   Controls and Procedures.....................................        75

Part III Item 10.   Directors and Executive Officers of the Registrant..........        78
         Item 11.   Executive Compensation......................................        78
         Item 12.   Security Ownership of Certain Beneficial Owners and
                    Management..................................................        78
         Item 13.   Certain Relationships and Related Transactions..............        78
         Item 14.   Principal Accounting Fees and Services......................        78

Part IV  Item 15.   Exhibits, Consolidated Financial Statement
                    Schedules, and Reports on Form 8K...........................        79
Signatures......................................................................        80
Power of Attorney...............................................................        81
Exhibits
16   Exhibit 99.1 of Form 8-K filed September 9, 2004...........................        82
31.1 Certification of Chief Executive Officer pursuant to Section 302
       of the Sarbanes-Oxley Act of 2002........................................        83
31.2 Certification of Chief Financial Officer pursuant to Section 302
       of the Sarbanes-Oxley Act of 2002........................................        84
32.1 Certification of Chief Executive Officer pursuant to 18 USC Section
     1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act
     of 2002....................................................................        85
32.2 Certification of Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the
     Sarbanes-Oxley Act of 2002.................................................        86

                                     PART I

ITEM 1 -- BUSINESS

General Description

     FirstFed Financial Corp., a Delaware corporation ["FFC," and collectively with its sole and wholly owned subsidiary, First Federal Bank of California (the "Bank"), the "Company"], was incorporated on February 3, 1987. Since September 22, 1987, FFC has operated as a savings and loan holding company engaged primarily in the business of owning the Bank. Because the Company does not presently engage in any significant independent business operations, substantially all income and performance figures herein reflect the operations of the Bank.

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

     The Company is a savings and loan holding company and as such is subject to examination and regulation by the Office of Thrift Supervision ("OTS"). Our deposits are insured by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation (the "FDIC"). We are regulated by the Director of the OTS and the FDIC. We are a member of the Federal Home Loan Bank ("FHLB") of San Francisco, which is one of the 12 regional banks comprising the Federal Home Loan Bank System. We are also subject to certain regulations of the Board of Governors of the Federal Reserve System ("FRB") with respect to reserves required to be maintained against deposits and certain other matters. See "--Summary of Material Legislation and Regulations--"

     The Company's periodic and current reports are available free of charge on its website at www.firstfedca.com as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.

     Our principal business is attracting checking and savings deposits from the general public, and using such deposits, together with borrowings and other funds, to make real estate, business and consumer loans.

     At December 31, 2004, the Company had assets totaling $7.5 billion, compared to $4.8 billion at December 31, 2003 and $4.3 billion at December 31, 2002. The Company recorded net income of $65.8 million for 2004, compared to $64.5 million for 2003 and $55.2 million for 2002.

     We derive our revenues principally from interest on loans and investments and loan origination fees. Our major items of expense are interest on deposits and borrowings, and general and administrative expense.

     As of February 15, 2005, we operated 29 full-service banking branches, all located in Southern California. Permission to operate full-service branches is granted by the OTS. In addition to these branches, we operate 4 lending offices, a call center which conducts transactions with deposit and loan customers by telephone and an internet website through which customers can perform transfers and pay bills.

     Southern California has traditionally been our primary lending area. In 2004 we increased our level of residential originations in Northern California. The majority of our residential loans are obtained from wholesale loan brokers. Residential loans are also offered by all of our full-service branches. In addition, we have an income property lending group and a commercial banking group.

     The  Bank  has   three   wholly-owned   subsidiaries:   Seaside   Financial
Corporation, Oceanside Insurance Agency, Inc. and Santa Monica Capital Group, all of which are California corporations. See "--Subsidiaries--"

     In February of 2004, the Bank received approval to begin trust operations. We believe that the services offered by the new trust division complement the other services currently offered.

Current Operating Environment

     The Company's operating results are significantly influenced by national and regional economic conditions, monetary and fiscal policies of the federal government, local housing demand and affordability, and general levels of interest rates.

     According to the UCLA Anderson Forecast for California, December 2004 Report, the median home price in the state increased 21% from the previous year. UCLA forecasters and other economists have recently warned that the residential real estate market in the U.S. is in a "bubble", which means that market fundamentals and actual home prices have diverged because market activity is primarily a function of price speculation rather than careful consideration of the economics of a situation.

     At this time, no one can say with certainty that we are in a housing bubble. There is evidence to justify the appreciation to date (availability of reasonably-priced financing, tight housing supply in certain areas and stable employment) and there is evidence to suggest that the market is overheated (increasing inventories in certain areas, decreasing rents, and historically low cap rates on apartments).

     We continuously monitor the sufficiency of the collateral supporting our real estate loan portfolio based on many factors including the property location, the date of loan origination and the original loan-to-value ratio.

     Business loans collateralized by inventory, accounts receivable and/or other assets are monitored on a monthly or quarterly basis through the provision of reports by the borrower. Site visits are required at loan origination and periodically thereafter.

     We adjust our general allowance for loan losses as a result of these evaluations and the level of growth in the loan portfolio. During 2004, we recorded a $3.0 million provision for loan losses. No provision for loan losses was recorded during 2003 or 2002.

     The ratio of allowances for loan losses (general valuation allowances and valuation allowances for impaired loans) to gross loans receivable was 1.15% at the end of 2004 compared to 1.70% at the end of 2003 and 1.96% at the end of 2002. The change in the ratio over the last three years is due to variations in gross loans outstanding and changes to risk factors for various segments of the portfolio. See "--Business - Loan Loss Allowance--" for additional information.

     Consistent with the current favorable real estate climate in California, our non-performing assets fell to 0.07% of total assets at the end of 2004 from 0.10% of total assets at the end of 2003 and 0.17% of total assets at the end of 2002.

     Loans sold with recourse are separately evaluated for loan losses. See "--Business - Loan Loss Allowance--" for additional information regarding the repurchase liability for these loans.

     Current Interest Rate Environment. The Federal Reserve Board ("FRB") increased interest rates five times during 2004, decreased interest rates once during 2003 and decreased interest rates once during 2002. Through February 2005, the FRB has increased interest rates once.

     Typically, our interest rate spread decreases in an increasing interest rate environment, (savings and borrowing costs increase quickly while the loan portfolio yield increases more slowly). The reverse is true during periods of decreasing interest rates. Our loan portfolio tends to grow in an increasing interest rate environment due to borrower preference for adjustable rate loans. Adjustable rate loans comprised 99% of loan originations during 2004.

     Changes in interest rates impact our portfolio yield due to the interest rate adjustment features of our loans. There is also a time lag before changes in interest rates can be implemented with respect to our real estate loan portfolio due to operational and regulatory constraints. These constraints do not allow us to implement monthly changes in the indicies utilized for adjustable rate loan customers for periods of sixty to ninety days.

     Our interest rate spread decreased to 2.68% in 2004 from 3.22% in 2003 and 2.92% in 2002. The yield on our loan portfolio decreased by more than the cost of our deposits and borrowings. Although interest rates generally increased during 2004, interest rates earned and paid in 2004 were lower than 2003 due to the time lags mentioned above. See "Asset-Liability Management" and "Components of Earnings - Net Interest Income" in "--Management's Discussion and Analysis of Consolidated Balance Sheets and Consolidated Statements of Income--" for additional information.

     Competition. We experience strong competition in attracting and retaining deposits and originating real estate and business loans. We compete for deposits with many of the nation's largest savings institutions and commercial banks that have significant operations in Southern California.

     We also compete for deposits with credit unions, thrift and loan associations, money market mutual funds, issuers of corporate debt securities and the government. In addition to the rates of interest offered to depositors, our ability to attract and retain deposits depends upon the quality and variety of services offered, the convenience of our locations and our financial strength as perceived by depositors.

     We compete for loans primarily with savings institutions, commercial banks, mortgage companies and insurance companies. Commercial banks are our primary competition for business loans. The primary factors in competing for loans are interest rates, loan fees, interest rate caps, interest rate adjustment provisions and the quality and extent of service to borrowers and mortgage brokers.

     Environmental Concerns. In certain circumstances, such as actively participating in the management or operation of properties securing its loans, we could have liability for properties found to have pollutant or toxic features. Environmental protection laws are strict and impose joint and several liability on numerous parties. It is possible for the cost of cleanup of environmental problems to exceed the value of the security property. We have adopted environmental underwriting requirements when considering loans secured by properties, which appear to have environmentally high-risk characteristics (e.g. commercial and industrial properties and construction of all property types, which may contain friable asbestos or lead paint hazards). We also require environmental insurance on all commercial properties (retail, office, industrial) and on multi-family properties that may be near any commercial influence. These requirements are intended to minimize the risk of environmental hazard liability. Our policies are also designed to avoid the potential for liability imposed on lenders who assume the management of a property.

     Business Concentration. We have no single customer or group of customers, either as depositors or borrowers, the loss of any one or more of which would have a material adverse effect on our operations or earnings prospects.

     Yields Earned and Rates Paid. Net interest income, the major component of core income for us, depends primarily upon the difference between the combined average yield earned on the loan and investment security portfolios and the combined average interest rate paid on deposits and borrowings, as well as the relative balances of interest-earning assets and interest-bearing liabilities. See "--Management's Discussion and Analysis of Consolidated Balance Sheets and Consolidated Statements of Income - Overview and Components of Income - Net Interest Income--" for further analysis and discussion.

Lending Activities

     General. Our primary lending activity has been the origination of loans for the purpose of enabling borrowers to purchase, refinance or construct improvements on residential real property. The loan portfolio primarily consists of loans made to homebuyers and homeowners on the security of single-family dwellings and property owners on multi-family dwellings. The loan portfolio also includes loans secured by commercial and industrial properties, consumer loans and commercial business loans.

     For an analysis of the loan portfolio composition and an analysis of the types of loans originated, see "--Management's Discussion and Analysis of Consolidated Balance Sheets and Consolidated Statements of Income - Balance Sheet Analysis - Loan Portfolio and Loan Composition--"

     Origination and Sale of Loans. We obtain qualified loan applicants from mortgage brokers, borrower referrals, and the clients of our full-service banking branches.

     Loan originations were $3.9 billion in 2004, $2.3 billion in 2003, and $1.3 billion in 2002. Loan origination volume increased due to borrower preference for adjustable rate loans in the increasing rate environment and because we marketed our adjustable rate loans to more loan brokers. We also widened our geographic area and introduced new products to better compete for such loans in the current environment.

     Loans sold totaled $3.3 million in 2004, $86.1 million in 2003 and $134.2 million in 2002. For the year ended December 31, 2004, $2.8 million in loans were originated for sale compared to $84.3 million in 2003 and $103.7 million in 2002. Loans originated for sale totaled 0.07%, 4% and 8% of loan originations during 2004, 2003 and 2002, respectively. We originate 30-year and 15-year fixed rate loans only for resale to the secondary markets.

     Loans held-for-sale at December 31, 2004, 2003 and 2002 were $0, $492 thousand and $2.3 million. Loans originated for sale are recorded at the lower of cost or fair value. The time from origination to sale typically takes up to 30 days. During this time period we may be exposed to price adjustments as a result of fluctuations in market interest rates.

     From time to time, mortgage-backed securities are formed with loans from our loan portfolio. The securities are used in collateralized borrowing arrangements. In exchange for the improvement in credit risk when the mortgage-backed securities are formed, guarantee fees are paid to the Federal Home Loan Mortgage Corporation ("FHLMC") or the Federal National Mortgage Association ("Fannie Mae"). Since we originated the loans underlying our mortgage-backed securities, the mortgage-backed securities generally have the same experience with respect to prepayment, repayment, delinquencies and other factors as our loan portfolio.

     The portfolio of mortgage-backed securities, classified as available-for-sale, was recorded at fair value as of December 31, 2004, 2003 and 2002. Unrealized gains of $420 thousand, $965 thousand and $1.6 million, net of tax, were recorded in stockholders' equity at December 31, 2004, 2003 and 2002, respectively.

     We serviced $102.5 million in loans for other investors as of December 31, 2004, $76.3 million of which were sold under recourse arrangements. $5.7 million of the loans sold with recourse were formed into mortgage-backed securities and are still owned by us as of December 31, 2004. Due to regulatory requirements, we maintain capital for loans sold with recourse as if those loans had not been sold. Loans sold with recourse are analyzed in determining the adequacy of the repurchase liability. The principal balance of loans sold with recourse decreased to $76.3 million at the end of 2004 from $91.0 million at the end of 2003 and $108.6 million at the end of 2002 due to loan amortization and payoffs.

     In January of 2005, we completed a loan securitization with Fannie Mae in which $1.3 billion in multi-family loans from our loan portfolio were formed into mortgage-backed securities. Because we retained full recourse on the securitized loans, the mortgage-backed securities will continue to be accounted for as part of the loan portfolio under Statement of Financial Accounting Standards No. 140, Accounting for and Servicing of Financial Assets and Extinguishments of Liabilities. These mortgage-backed securities will also be used in collateralized borrowing arrangements.

     Interest Rates, Terms and Fees. We originate residential adjustable mortgage loans ("AMLs") with 30 and 40 year terms and interest rates which adjust each month based upon various indicies. The indices used include the Federal Home Loan Bank's Eleventh District Cost of Funds Index ("COFI"), the 12-month average U.S. Treasury Security rate ("12MAT"), the London Interbank Offered Rate ("LIBOR") and, the 3-month certificate of deposit Index ("CODI"). The CODI index is the monthly yield on 3-month certificate of deposits as published by the Federal Reserve Bank and is a simple average based upon the 12 most recent months of data. Commercial business loans are generally based on prime. Most loans originated during 2004 have interest rates which adjust monthly based on the CODI index. CODI loans were 69% of loans originated during 2004. (See "--Asset-Liability Management--" in "--Quantitative and Qualitative Disclosures About Market Risk--") While the monthly payment adjusts annually, the maximum annual change in the payment is limited to 7.5%. Any additional interest due is added to the principal balance of the loan ("negative amortization"). Payments are adjusted every five years without regard to the 7.5% limitation to provide for full amortization during the balance of the loan term Payments may also be adjusted more frequently if certain levels of negative amortization occur. Although the interest rates are adjusted monthly, these loans have maximum interest rates which can be charged ranging from 400 to 750 basis points above their initial interest rate. Generally, these loans may be assumed at any time during their term provided that the person assuming the loan meets our credit standards and enters into a separate written agreement with us. Additionally, the new borrower is required to pay assumption fees customarily charged for similar transactions.

     We also originate adjustable rate loans with initial fixed interest rates for periods ranging from 3 to 10 years ("hybrid" loans). By policy, we will either match the fixed rate period of these hybrid loans with borrowings for the same term or will hold unmatched fixed rate loans in our portfolio up to 5% of total assets. Loans originated under this program totaled $4.5 million in 2004, $434.3 million in 2003 and $419.7 million in 2002. Originations of adjustable rate loans with initial fixed interest rates declined during 2004 because management decided to focus on the origination of monthly adjustable loans.

     Under current portfolio loan programs, we normally lend no more than 95% of a single-family property's appraised value at the time of loan origination. There are special Community Reinvestment Act loan programs in which we lend up to 97% of the property's appraised value. Because AML loan-to-value ratios may increase above those established at the time of loan origination due to negative amortization, we rarely lend in excess of 90% of the appraised value on AMLs. When we do lend in excess of 90% of the appraised value, additional fees and higher rates are charged. The amount of negative amortization increases during periods of rising interest rates. At December 31, 2004, 2003 and 2002, negative amortization on all loans totaled $5.6 million, $4.0 million and $7.8 million, respectively.

     We generally require that borrowers obtain private mortgage insurance on loans in excess of 80% of the appraised property value. On certain loans originated for the portfolio, we charge premium rates and/or fees in exchange for waiving the insurance requirement. Management believes that the additional rates and fees that we receive for these loans compensate for the additional risk associated with this type of loan. Subsequent to the origination of a portfolio loan, we may purchase private mortgage insurance with our own funds. Under certain mortgage insurance programs we act as co-insurer and participate with the insurer in absorbing any future loss. As of December 31, 2004, 2003 and 2002, loans with co-insurance totaled $193.9 million, $52.3 million and $106.6 million, respectively. Loans with initial loan-to-value ratios greater than 80% with no private mortgage insurance totaled $812.7 million at December 31, 2004, $486.7 million at December 31, 2003 and $159.7 million at December 31, 2002.

     Although regulations permit a maximum loan term of 40 years for real estate secured loans, the majority of our real estate loans provide for a maximum maturity period of 30 years or less. Loans with 40-year terms constituted 27%, 8% and 6% of loan originations during 2004, 2003 and 2002, respectively. The increase in loans with 40-year terms was attributable to increased marketing efforts for this product as a response to the decreased "affordability" of houses in our market area.

        The following table shows the contractual remaining maturities of our loans at December 31, 2004:

                                                       Loan Maturity Analysis
                                                           Maturity Period
                             --------------------------------------------------------------------------
                              Total     1 Year    > 1 Year    > 5-10    > 10-20   > 20-30
                             Balance   or Less   to 5 Years    Years     Years     Years    > 30 Years
                             -------   -------    --------    -------  --------   -------    -------
                                                           (In thousands)
Interest rate sensitive
  loans:
  AMLs....................$ 6,708,887 $ 104,646 $ 773,205 $ 542,578 $ 1,226,945 $ 2,927,801 $ 1,133,712
  Fixed rate loans........     36,487     6,169    18,500     3,997       4,981       2,726         114
  Commercial business
   loans..................     58,157    16,597    41,560        --          --          --          --
  Construction loans......     19,690     5,411    14,279        --          --          --          --
  Consumer and other loans     59,515    17,005    42,510        --          --          --          --
                              -------   -------   -------   -------    --------   ---------   ---------
Total.....................$ 6,882,736 $ 149,828 $ 890,054 $ 546,575 $ 1,231,926 $ 2,930,527 $ 1,133,826
                            =========   =======   =======   =======   =========   =========   =========

Non-accrual, Past Due, Impaired and Restructured Loans

     We establish allowances for delinquent interest equal to the amount of accrued interest on all loans 90 days or more past due or in foreclosure. This practice effectively places such loans on non-accrual status for financial reporting purposes.

     The following is a summary of non-accrual loans for which delinquent interest allowances had been established as of December 31, at each of the periods indicated:

                             % of             % of             % of              % of             % of
                     2004    Total    2003    Total    2002    Total    2001     Total   2000     Total
                    ------   -----   ------   -----   ------   -----    -----    ----    -----    ----
                                                  (Dollars in thousands)
Non-accrual loans:
  Single family... $ 4,590     92%  $ 3,326     99%  $ 5,705     85%  $  6,062     93% $  5,603     89%
  Multi-family....     391      8        --      --    1,017     15        422      6       662     11
  Commercial......      --     --        --      --       --     --         --     --        --     --
  Consumer........       4     --        16      1        --     --         16      1        --     --
                     ------  -----   ------   -----   ------   -----     -----    ----    -----    ----
Total non-accrual
   loans.......... $ 4,985    100%  $ 3,342    100%  $ 6,722    100%  $  6,500    100% $  6,265    100%
                    ======   =====   ======   =====   ======   =====     =====    ====    =====    ====

     The allowance for delinquent interest, based on loans past due more than 90 days or in foreclosure, totaled $256 thousand, $227 thousand, $372 thousand, $504 thousand and $511 thousand at December 31, 2004, 2003, 2002, 2001 and 2000, respectively.

     Our modified loans result primarily from temporary modifications of principal and interest payments or an extension of maturity dates. Under these arrangements, loan terms are typically reduced to no less than a monthly interest payment required under the note. If the borrower is unable to return to scheduled principal and interest payments at the end of the modification period, foreclosure proceedings are initiated or the modification period may be extended. As of December 31, 2004, the Bank had modified loans totaling $1.4 million. This compares with modified loans totaling $1.5 million as of December 31, 2003 and $1.6 million as of December 31, 2002. No modified loans were 90 days or more delinquent as of December 31, 2004, 2003 or 2002.

     Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS No. 114"), requires the measurement of impaired loans. SFAS No. 114 does not apply to large groups of homogeneous loans that are collectively reviewed for impairment.

     We consider a loan to be impaired when management believes that we will be unable to collect all amounts due under the contractual terms of the loan agreement. In accordance with SFAS 114, we annually evaluate the collectibility of commercial business loans greater than or equal to $500,000, single-family loans greater than or equal to $750,000, and income property loans greater than or equal to $1,500,000 for impairment purposes using its normal loan review procedures. When a loan is determined to be impaired, we measure impairment based on either (1) the present value of expected future cash flows, discounted at the loan's effective interest rate; (2) the loan's observable market price, or (3) the fair value of the collateral. Estimated impairment losses are included in our impairment allowances.

     Valuation allowances for impaired loans totaled $496 thousand at December 31, 2004, 2003 and 2002. The following is a summary of impaired loans, net of valuation allowances for impairment, at the dates indicated:

                                                        At December 31,
                                               --------------------------------
                                                 2004         2003        2002
                                               ---------    --------    -------
                                                        (In thousands)
Non-accrual loans......................     $        --  $    1,782  $      --
Modified loans.........................           1,360       1,488      1,567
                                               ---------    --------    -------
                                            $     1,360  $    3,270  $   1,567
                                               =========    ========    =======

     All impaired non-accrual loans as of December 31, 2004, December 31, 2003 and December 31, 2002 were single-family loans.

     The present value of an impaired loan's expected future cash flows changes from one reporting period to the next because of the passage of time and also because of revised estimates in the amount or timing of those cash flows. We record the entire change in the present value of the expected future cash flows as an impairment valuation allowance, which may necessitate an increase in the provision for loan losses. Similarly, the fair value of the collateral of an impaired collateral-dependent loan may change from one reporting period to the next. We also record a change in the measure of these impaired loans as an impairment valuation allowance, which may necessitate an adjustment to the provision for loan losses.

     The following is an analysis of the activity in our valuation allowance for impaired loans during the periods indicated (in thousands):

Balance at December 31, 1999....................  $  2,596
  Net charge-offs...............................      (804)
                                                   -------
Balance at December 31, 2000....................     1,792
  Transfer from general valuation allowance.....        58
                                                   -------
Balance at December 31, 2001....................     1,850
  Transfer to general valuation allowance.......    (1,354)
                                                   -------
Balance at December 31, 2002....................       496
  Net charge-offs...............................        --
                                                   -------
Balance at December 31, 2003....................       496
  Net charge-offs...............................        --
                                                  --------
Balance at December 31, 2004....................  $    496
                                                  ========

     Cash payments received from impaired loans are recorded in accordance with the contractual terms of the loan. The principal portion of the payment is used to reduce the principal balance of the loan, whereas the interest portion is recognized as interest income.

        The following is a summary of information pertaining to impaired and non-accrual loans:

                                                              At December 31,
                                                         ------------------------
                                                             2004         2003
                                                         -----------   ----------
                                                             (In thousands)
     Impaired loans without a valuation allowance     $       1,360   $     3,270
     Impaired loans with a valuation allowance..      $         496   $       496
     Valuation allowance related to impaired loans    $         496   $       496

     Total non-accrual loans......................    $       4,985   $     3,342

                                                         Year Ended December 31,
                                                  --------------------------------------
                                                     2004           2003          2002
                                                  ----------    ----------    ----------
                                                            (In thousands)
  Average investment in impaired loans....     $         602 $       4,327 $       4,982
  Interest income recognized on impaired loans $          22 $         226 $         322
  Interest income recognized on a cash basis
   on impaired loans......................     $          16 $         215 $         316

Internal Asset Review System

     We classify our assets according to a nine-tier risk rating system. The nine risk grades are segmented into three general groups: "Unclassified" (Pass 1 through 5), "Criticized" (Special Mention), and "Classified" (Substandard, Doubtful and Loss). In determining the appropriate Risk Grade for an asset, consideration is given to a number of factors affecting the timely liquidation of the asset, including but not limited to: the cash flow provided by the collateral; the financial condition of borrowers, guarantors and endorsers; collateral value; and payment history.

     For internal asset review purposes, assets are segregated into two groups: homogeneous and non-homogeneous assets.

     Homogeneous Assets. These are defined as groups of assets that share similar risk characteristics that are collectively evaluated for asset classification purposes. Homogeneous assets include single-family residential loans with balances less than $1.0 million, multi-family residential and commercial real estate loans ("income property loans") with balances less than $1.5 million, commercial business loans with balances less than $500,000, consumer loans, and high-grade investment securities.

     Non-Homogeneous Assets. These are individually reviewed for asset classification purposes due to their relatively higher balances or complexity. Non-homogeneous assets include single-family residential loans with balances of $1.0 million or greater, income property loans of $1.5 million or more, and commercial business loans of $500,000 or greater. Other non-homogeneous assets include modified or restructured loans, real estate owned through foreclosure, investments in subsidiaries, and significant off-balance sheet items.

Loan Loss Allowance

     We maintain a general valuation allowance for loan losses due to the inherent risks in the loan portfolio that have yet to be specifically identified. Our loan portfolio is stratified based on factors affecting the perceived level and concentration of risk, such as type of collateral, level of loan documentation, the borrowers credit rating, year of origination, original loan-to-value ratio and geographic location.

     The appropriate level of general valuation allowance is calculated by applying reserve factors to the balance of assets on which we have loss exposure. These reserve factors represent the expected likelihood of default multiplied by the expected rate of loss. The expected rates of loss and default are based on our historical loss experience and adjusted for current conditions and trends in our lending areas.

     Based on this methodology, we recorded a $3.0 million provision for loan losses during 2004. We did not record any loan loss provision in 2003 or 2002.

     Loans that allow for a reduced level of documentation at origination are an increasing percentage of loans originated in our market areas. On "Stated Income/Stated Asset" (SISA) loans, the borrower includes information on his/her level of income and assets that is not subject to verification. "On "Stated Income/Verified Assets" ("SIVA") loans, the borrower includes information on his/her level of income, but his/her assets are verified. For "No Income/No Asset" (NINA) loans, the borrower is not required to submit information on his/her level of income or assets. The underwriting of these loans is based on the borrower's credit score and the value of the collateral. At December 31, 2004, approximately 8%, 29% and 39% of our single family loan portfolio was comprised of NINA, SIVA or SISA loans, respectively. This compares to 2%, 26% and 30% of our single family loan portfolio being NINA, SIVA or SISA loans at December 31, 2003, respectively. Our portfolios of multi-family and other real estate loans all require full documentation by the borrowers.

     The following is an analysis of the activity in our general loan valuation allowances for the periods indicated:

                                                                 Year Ended December 31,
                                               ----------------------------------------------------------
                                                 2004          2003        2002        2001        2000
                                               ---------    ---------    --------    --------    --------
                                                                     (In thousands)
Beginning general loan valuation allowances $    75,238  $    75,223  $    72,919 $    70,809 $   69,954
Provision for loan losses................         3,000           --           --          --         --
General loan valuation allowances obtained
   in acquisition........................            --           --           --       2,050         --
Charge-offs, net of recoveries:
   Single family.........................           120          (52)        (372)       (322)      (767)
   Multi-family..........................           237           14          189         286      1,692
   Commercial............................            (7)          --           --          --       (105)
   Non-real estate.......................            87           53        1,133         154         35
                                               ---------    ---------    --------    --------    --------
Total net recoveries ....................           437           15          950         118        855
Transfers from (to) impaired valuation
   allowance.............................            --           --        1,354         (58)        --
                                               ---------    ---------    --------    --------    --------
Ending general loan valuation allowances.   $    78,675  $    75,238  $    75,223 $    72,919 $   70,809
                                               =========    =========    ========    ========    ========

     We recorded total net recoveries during each of the last five years. The lack of charge-offs over the last five years is due to the strong economy and real estate market in Southern California.

     Any increase in charge-offs would adversely impact our future loan loss provisions and income.

     Our total general loan loss allowances to gross loans receivable was 1.15%, 1.70%, 1.96%, 1.83% and 1.95% at December 31, 2004, 2003, 2002, 2001 and 2000,
respectively.

     The following table details the general valuation allowance by loan type at the dates indicated:

                                                               December 31,
                           ------------------------------------------------------------------------------------
                                   % of             % of             % of               % of             % of
                           2004    Total    2003    Total    2002     Total    2001     Total    2000     Total
                           -----   -----    -----   -----   ------   ------    -----    -----    -----   ------
                                                          (Dollars in thousands)
Real estate loans:
  Single family.........$  48,271     61% $  28,775     38% $ 24,952     33%  $  30,040    41%  $  37,695    53%
  Multi-family..........   19,570     25     24,789     33    27,037     36      23,955    33      22,529    32
  Commercial............    5,053      6      6,185      8     9,938     13       7,860    11       5,797     8
  Construction..........      508      1      2,266      3     2,281      3       3,687     5          --    --
                           -----   -----      -----   -----   ------   -----      -----   ----     ------   ----
Total real estate loans.   73,402     93     62,015     82    64,208     85      65,542    90      66,021    93
                           -----   -----     ------   -----   ------   -----     ------   ----     ------   ----
Non-real estate loans:
  Commercial............    2,618      3      5,595      8     4,977      7       5,120     7       3,214     5
  Consumer..............    2,655      4      7,624     10     5,978      8       1,918     3       1,073     1
  Other.................       --     --          4     --        60     --         339    --         501     1
                            -----   -----     -----   -----   ------   -----      -----   ----      -----   ----
Total non-real estate
  loans.................    5,273      7     13,223     18    11,015     15       7,377    10       4,788     7
                            -----   -----    ------   -----   ------   -----      -----   ----      -----   ----
Total...................$  78,675    100% $  75,238   100%  $ 75,223    100%  $  72,919   100%  $  70,809   100%
                           ======   =====    ======   ====    ======   =====     ======   ====     ======   ====

     During 2004, the exposure base of single-family loans increased by $2.1 billion, generating an increase in the general valuation allowance by $19.6 million. There were three changes pertaining to the calculation of the general valuation allowance for the single-family portfolio: segregation of sub-prime loans; refining for the geographic designation, and re-evaluated risk factors for single-family loans made in Northern California. The exposure base for multi-family loans increased by $279.8 million; however, the general valuation allowance decreased by $5.2 million. The decrease in general valuation allowance is attributable to lowered risk factors for certain geographic locations. We also reduced the loss factors associated with anticipated loss on this product. The exposure base for commercial real estate decreased $20.2 million, generating a decrease in the general valuation allowance by $1.1 million. The exposure base of the construction loan portfolio decreased by $4.5 million, while the general valuation allowance declined by $1.8 million. The non-real estate commercial loan exposure base increased by $47.0 million; however, the general valuation allowance decreased by $3.0 million. The consumer loan exposure base increased by $29.8 million; however, the general valuation allowance decreased by $5.0 million. The decrease in general valuation allowances for non-real estate consumer and commercial loans is attributable to a decline in the expected rates of default as we have gained experience with these product lines. The remainder of the change in the general valuation allowance for loans was attributable to changes in miscellaneous loans.

     During 2003, the exposure base of single-family loans increased by $733.3 million and the proportion of higher risk loans was reduced, resulting in a $3.8 million increase in the general valuation allowance. The decrease in the multi-family and commercial real estate loan exposure base of $98.7 million and $74.0 million, respectively, resulted in a decrease in the general valuation allowance of $2.2 million and $3.7 million, respectively. The exposure base of the construction loan portfolio increased by $2.1 million, generating a reduction of $15 thousand to the general valuation allowance. The increase in the commercial loan exposure base of $14.8 million resulted in an increase of $617 thousand in the general valuation allowance. The consumer loan exposure base increased by $14.3 million, which resulted in an addition of $1.6 million to the general valuation allowance. The remainder of the change in the general valuation allowance for loans was attributable to changes in miscellaneous loans.

     Depending on the economy and real estate markets in which we operate, increases in the general valuation allowance may be required in future periods. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our general valuation allowance. These agencies may require us to establish additional general valuation allowances based on their judgment of the information available at the time of their examination.

During 2004, we revised our current estimate of the required repurchase liability for loans sold with recourse from $5.4 million to $0. We eliminated the repurchase liability for loans sold with recourse because we do not expect to incur any future losses on this portfolio. No charge-offs have occurred on these loans since 1997 and the loan balances have declined since they were originated in the late 1980's. The activity in the repurchase liability for loans sold with recourse for 2004, 2003, 2002, 2001 and 2000 is presented below (in thousands):

  Balance at December 31,  2000.....................     $ 12,824
  Balance at December 31,  2001.....................       12,824
  Liability adjustment recorded as gain on sale of loans   (5,924)
                                                          --------
  Balance at December 31,  2002.....................        6,900
  Liability adjustment recorded as gain on sale of loans   (1,500)
                                                          --------
  Balance at December 31,  2003.....................        5,400
  Liability adjustment recorded as gain on sale of loans   (5,400)
                                                          --------
  Balance at December 31,  2004.....................     $      -
                                                          ========

     See "--Management's Discussion and Analysis of Consolidated Balance Sheets and Consolidated Statements of Income - Asset Quality Ratios--" for an analysis of our general valuation allowances as a percentage of non-performing loans and loans receivable.
     Potential Problem Loans. We also had $2.1 million, $2.3 million and $2.1 million in potential problem real estate loans as of December 31, 2004, December 31, 2003 and December 31, 2002, respectively. These are loans that do not meet the criteria of impaired or non-performing loans but have displayed some past or present weakness. If the weakness is not corrected, the loan could eventually result in a loss to us.

     Our Asset Classification Committee meets at least quarterly to review and monitor the condition of the loan portfolio. Additionally, a special workout group of our officers meets at least quarterly to resolve delinquent loan situations and to initiate actions enforcing our rights in security properties pending foreclosure and liquidation.

     Non-performing Assets. For a further discussion of non-performing assets, see "--Management's Discussion and Analysis of Consolidated Balance Sheets and Consolidated Statements of Income - Non-Performing Assets--"

     Generally, real estate loans greater than 90 days delinquent are placed into foreclosure and a valuation allowance is established, if necessary. We acquire title to the property in most foreclosure actions in which the loan is not reinstated by the borrower. Once real estate is acquired in settlement of a loan, the property is recorded at fair value less estimated costs to sell.

     Following the acquisition of foreclosed real estate ("REO"), we evaluate the property and establish a plan for marketing and disposing of the property. After inspecting the property, we determine whether the property may be disposed of in its present condition or if repairs, rehabilitation or improvements are necessary.

The following table provides information regarding our REO activity for the periods indicated:

                                                     Year Ended December 31,
                                               ----------------------------------
                                                 2004          2003        2002
                                               ---------    ---------    --------
                                                         (In thousands)
Beginning balance......................     $     1,324  $       319  $     1,485
  Additions............................              --        1,582        1,881
  Sales and other......................          (1,324)        (577)      (3,047)
                                               ---------    ---------    --------
Ending balance.........................     $        --  $     1,324  $       319
                                               =========    =========    ========

     Other  Interest-Earning   Assets.  We  owned  no  contractually  delinquent
interest-earning assets other than loans as of December 31, 2004.

     Investment Activities. It is our policy to maintain liquidity investments at a modest level and to use available cash to originate mortgages that normally command higher yields. Therefore, interest income on investments generally represents less than 5% of total revenues.

     The following table summarizes the total investment portfolio at historical cost by type at the end of the periods indicated:

                                                                    At December 31,
                                             ------------------------------------------------------------
                                               2004         2003          2002         2001         2000
                                             ---------    ---------    ---------    ---------    --------
                                                                (Dollars in thousands)
U.S. treasury securities.................$         --   $      200  $       200  $       300  $       300
U.S. agency securities...................          --           --           --       28,199       38,185
Collateralized mortgage obligations
   ("CMO's").............................     249,781      115,992      101,802       80,013       98,562
                                             ---------    ---------    ---------    ---------    --------
                                              249,781      116,192      102,002      108,512      137,047

Unrealized gain (loss) on securities
   available-for-sale....................         805          219        1,053        1,932         (510)
                                             ---------    ---------    ---------    ---------    --------
                                         $    250,586  $   116,411  $   103,055  $   110,444  $   136,537
                                             =========    =========    =========    =========    ========
Weighted average yield on
   interest-earning investments end of
   period................................        2.82%        2.92%        4.77%        6.07%       5.99%
                                             =========    =========    =========    =========    ========

     Our collateralized mortgage obligations all have expected maturities within five years.

Sources of Funds

     General. Our principal sources of funds are deposits, principal and interest payments on loans, loan sales, advances from the FHLB and securities sold under agreements to repurchase.

     Deposits. We obtain deposits through three different sources: 1) our full-service branch system, 2) phone solicitations by designated employees (telemarketing deposits), and 3) national brokerage firms.

     Deposits obtained through the branch system were $2.5 billion, $2.5 billion and $2.3 billion at December 31, 2004, 2003 and 2002, respectively. Branch deposits comprised 67% of total deposits at December 31, 2004, 99% of total deposits at December 31, 2003 and 91% of total deposits at December 31, 2002.

     Deposits acquired through telemarketing efforts are typically placed with us by professional money managers and represented 1%, 1% and 3% of total deposits at December 31, 2004, 2003 and 2002, respectively. The level of telemarketing deposits varies based on yields available to depositors on other investment instruments and the depositors' perception of our creditworthiness.

     Deposits acquired through national brokerage firms represented 32%, 0% and 6% of total deposits at December 31, 2004, 2003 and 2002, respectively. Any fees paid to deposit brokers are amortized over the term of the deposit. We increased our use of this type of deposit in 2004 to fund our increased loan growth. We have used brokered deposits in varying amounts since 1983. Based on historical renewal percentages, management believes that these deposits are a stable source of funds. Institutions meeting the regulatory capital standards necessary to be deemed well-capitalized are not required to obtain a waiver from the FDIC in order to accept brokered deposits. See "--Management's Discussion and Analysis - Capital Resources and Liquidity--"

     The percentage of fixed-term certificates of deposit in our total deposits was 47% at December 31, 2004, 22% at December 31, 2003 and 37% at December 31, 2002. The increase during 2004 is due to growth in our deposits acquired through national brokerage firms. Excluding the brokered deposits, fixed-term certificates of deposit were 22% of deposits at December 31, 2004.

     The following table shows the average balances and average rates paid on deposits by deposit type for the periods indicated:

                                                  During the Year Ended December 31,
                             -----------------------------------------------------------------------------
                                     2004                        2003                        2002
                             ---------------------       ---------------------       ---------------------
                             Average     Average         Average      Average        Average     Average
                             Balance       Rate          Balance       Rate          Balance       Rate
                             ---------   ---------       ---------    --------       --------    ---------
                                                        (Dollars in thousands)
Passbook accounts.......  $    124,923      1.03%     $    118,859      1.15%    $     106,591      1.47%
Money market deposit
   accounts.............     1,383,119      1.47         1,244,294      1.72           909,866      2.50
Interest-bearing
   checking accounts....       198,084      0.31           178,173      0.32           164,930      0.66
Non interest-bearing
   checking accounts....       338,692        --           285,653        --           234,936        --
Fixed term certificate
   accounts.............       923,939      2.16           688,492      2.30         1,101,043      3.20
                             ---------                   ---------                   ---------
                          $  2,968,757      1.42%     $  2,515,471      1.55%    $   2,517,366      2.42%
                             =========                   =========                   =========

     The following tables set forth information regarding the amount of deposits in the various types of deposit programs offered by us at the end of the years indicated and the balances and average rates for those dates:

                                                                At December 31,
                                           -----------------------------------------------------------
                                                2004                  2003                 2002
                                           ----------------     -----------------    -----------------
                                            Amount        %      Amount        %       Amount       %
                                           ---------   ----     ---------   -----    ---------   -----
                                                              (Dollars in thousands)
Variable rate non-term accounts:
Money market deposit accounts
   (weighted average rate of 1.61%,
   1.43% and 2.13%).................    $  1,328,230    35% $   1,373,240    54%  $  1,079,278    43%
Interest-bearing checking accounts
   (weighted average rate of 0.23%,
   0.26% and 0.43%).................         279,912     8        232,247     9        174,802     7
Passbook accounts (weighted average
   rate of 1.00%, 1.10% and 1.34%)..         121,355     3        124,427     5        111,844     4
Non-interest bearing checking
accounts............................         276,438     7        239,357    10        239,695     9
                                           ---------   ----     ---------   -----    ---------   -----
                                           2,005,935    53      1,969,271    78      1,605,619    63
                                           ---------   ----     ---------   -----    ---------   -----
Fixed-rate term certificate
accounts:
Under six-month term (weighted
   average rate of 2.06%, 1.00% and
   1.54%)...........................         373,907    10         32,062     1         37,630     1
Six-month term (weighted average
   rate of 1.96%, 1.06% and 1.95%)..         359,871    10         79,201     3        104,600     4
Nine-month term (weighted average
   rate of 2.27%, 1.25% and 2.76%)..         526,587    14         15,126     1        101,980     4
One year to 18-month term (weighted
   average rate of 1.84%, 1.53% and
   2.63%)...........................         193,038     5        178,858     6        331,308    14
Two year to 30-month term (weighted
   average rate of 2.40%, 2.63% and
   3.55%)...........................          52,441     1         42,187     2         41,460     2
Over 30-month term (weighted
   average rate of 3.71%, 3.88% and
   4.49%)...........................         133,402     4        123,966     5         94,927     4
Negotiable certificates of $100,000
   and greater, 30 day to one year
   terms (weighted average rate of
   1.97%, 1.25% and 2.32%)..........         115,984     3         97,727     4        209,502     8
                                           ---------   ----     ---------   -----    ---------   -----
                                           1,755,230    47        569,127    22        921,407    37
                                           ---------   ----     ---------   -----    ---------   -----
Total deposits (weighted average
   rate of 1.65%, 1.29% and 1.98%)..    $  3,761,165   100% $   2,538,398   100%  $  2,527,026   100%
                                           =========   ====     =========   =====    =========   =====

     We choose the lowest cost source of funds considering both the interest rate and administrative cost. As the cost of each source of funds fluctuates from time to time, we seek funds from the lowest cost source until the relative cost changes. As the costs of funds, operating margins and net income of the Bank associated with each source of funds are generally comparable, we do not deem the impact of a change in incremental use of any one of the specific sources of funds at a given time to be material.

     The following table shows the maturity distribution of jumbo certificates of deposit ($100,000 and greater) as of December 31, 2004 (in thousands):

Maturing in:
  1 month or less...................................     $ 17,863
  Over 1 month to 3 months..........................       32,084
  Over 3 months to 6 months.........................          209
  Over 6 months to 12 months........................       31,701
  Over 12 months....................................       34,127
                                                         --------
   Total............................................     $115,984
                                                         ========

     Based on historical renewal percentages at maturity, management believes that jumbo certificates of deposit are a stable source of funds. For additional information with respect to deposits, see Note 8 of the Notes to Consolidated Financial Statements.

     Borrowings. The Federal Home Loan Bank System functions as a source of credit to financial institutions that are members of a regional Federal Home Loan Bank. The Bank may apply for advances from the FHLB secured by the FHLB capital stock owned by the Bank, certain of our mortgages and other assets (principally obligations issued or guaranteed by the United States government or agencies thereof). Advances can be requested for any sound business purpose, which an institution is authorized to pursue. Any institution not meeting the qualified thrift lender test will be subject to restrictions on its ability to obtain advances from the FHLB. See "Summary of Material Legislation and Regulation - Qualified Thrift Lender Test" In granting advances, the FHLB also considers a member's creditworthiness and other relevant factors.

     Total advances from the FHLB were $3.0 billion at December 31, 2004 at a weighted average rate of 2.59%. This compares with advances of $1.7 billion at December 31, 2003 and $1.2 billion at December 31, 2002 with weighted average rates of 2.88% and 3.90%, respectively. We have credit availability with the FHLB, which allows us to borrow up to 60% of our total assets or approximately $4.5 billion at December 31, 2004.

     We enter into sales of securities under agreements to repurchase (reverse repurchase agreements) which require the repurchase of the same securities. The agreements are treated as borrowings in the Company's Consolidated Balance Sheets. There are certain risks involved with entering into these types of transactions. In order to minimize these risks, our policy is to enter into agreements only with well-known national brokerage firms that meet their regulatory capital requirements. Borrowings under reverse repurchase agreements totaled $187.0 million at December 31, 2004 at a weighted average rate of 2.24% and were secured by mortgage-backed securities with principal balances totaling $80.7 million and investments totaling $116.6 million. Borrowings under reverse repurchase agreements totaled $122.6 million at December 31, 2003 and $155.3 million at December 31, 2002 at weighted average rates of 1.12% and 1.61%, respectively. We increased our borrowings under repurchase agreements during 2004 by pledging additional securities from our investment portfolio. The decrease in borrowings under agreements to repurchase in 2003 and 2002 was due to paydowns of the underlying mortgage-backed securities.

     Borrowings from all sources totaled $3.2 billion, $1.8 billion and $1.3 billion at weighted average rates of 2.57%, 2.76% and 3.63% at December 31, 2004, 2003, and 2002, respectively. The increase in borrowings during 2004 was necessary to fund asset growth. Due to the high level of loan payoffs and the growth in branch deposits, no additional borrowings were necessary to fund asset growth during 2003.

     Our portfolio of short-term borrowings includes FHLB advances due in less than one year and securities sold under agreements to repurchase. The following schedule summarizes short-term borrowings for the last three years at December 31:

                                                             Maximum
                                                            Month-End
                                                           Outstanding
                                                             Balance
                                                           During the
                                   End of Period             Period                  Average
                               ----------------------      ------------       ----------------------
                               Outstanding     Rate                           Outstanding     Rate
                               -----------    -------                         ------------    ------
                                                      (Dollars in thousands)
2004
----
Short-term FHLB advances.  $     2,604,600      2.30%   $    2,604,600     $     1,789,575      2.05%
Securities sold under
   agreements to
   repurchase............          187,000      2.24           192,000             129,192      1.52

2003
----
Short-term FHLB advances.  $     1,082,000      2.16%   $    1,082,000     $       734,000      2.25%
Securities sold under
   agreements to
   repurchase............          122,622      1.12           154,021             139,568      1.27

2002
----
Short-term FHLB Advances.  $       427,000      2.25%   $      885,000     $       611,000      4.01%
Securities sold under
   agreements to
   repurchase............          155,273      1.61           208,367             169,335      2.04

Other Sources of Funds

     See "--Management's Discussion and Analysis of Consolidated Balance Sheets and Consolidated Statements of Income - Sources of Funds--" for a discussion of other funding sources.

Subsidiaries

     We have three wholly-owned subsidiaries: Seaside Financial Corporation ("Seaside"), Oceanside Insurance Agency, Inc. ("Oceanside"), and Santa Monica Capital Group ("SMCG"), all of which are California corporations. SMCG is an inactive corporation.

     Revenues and operating results of these subsidiaries accounted for less than 1% of consolidated revenues in 2004 and no material change is presently foreseen.

     Trustee Activities. Seaside acts as trustee on our deeds of trust. Trustee fees for this activity amounted to $41 thousand, $66 thousand and $56 thousand in 2004, 2003 and 2002, respectively.

     Insurance Brokerage Activities. Oceanside engages in limited insurance agent activities. Income to date from this source has been insignificant. Oceanside operates as a licensed life insurance agent for the purpose of receiving commissions on the sale of fixed rate annuities conducted in our branches by a licensed third party vendor, which is a registered broker-dealer. The registered broker-dealer conducts its sales activities in our branch offices and we receive a percentage of the commissions on such sales through Oceanside. During 2004, 2003 and 2002, Oceanside received commission income of $178 thousand, $222 thousand and $461 thousand, respectively, from the sale of non-insured investment products. Additionally, Oceanside receives insurance commissions from the sale of insurance to its borrowers. Commissions received from this activity totaled $3 thousand in 2004 and $2 thousand in 2003. Commission rebates totaling $64 thousand were paid during 2002. The rebates paid during 2002 resulted from repayments of previously earned commissions when interim lender-placed policies were replaced by permanent policies obtained by borrowers.

Employees

     As of December 31, 2004, we had a total of 604 full time equivalent employees, including 121 part-time employees. No employees were represented by a collective bargaining group. At present, the Company has no employees who are not also employees of the Bank. We provide our regular full-time and part-time employees with a comprehensive benefits program that includes basic and major medical insurance, long-term disability coverage, sick leave, a 401(k) plan and a profit sharing employee stock ownership plan. We consider our employee relations to be excellent.

Summary of Material Legislation and Regulations

     General. FFC, as a savings and loan holding company, is registered with and subject to regulation and examination by the OTS. The Bank, which is a federally chartered savings bank and a member of the FHLB, is subject to regulation and examination by the OTS with respect to most of its business activities, including, among others, lending activities, capital standards, general investment authority, deposit taking and borrowing authority, mergers and other business combinations, establishment of branch offices, and permitted subsidiary investments and activities. Our deposits are insured by the FDIC through the SAIF. As insurer, the FDIC is authorized to conduct examinations of the Bank. We are also subject to Federal Reserve Board regulations concerning reserves required to be maintained against deposits.

     The  OTS  also  imposes   assessments  and  examination   fees  on  savings
institutions. OTS assessments were $751 thousand in 2004, $667 thousand in 2003 and $708 thousand in 2002.

     As a member of the FHLB System, the Bank is required to own capital stock in its regional FHLB in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the end of each year, or 4.7% of its outstanding borrowings from the FHLB. We were in compliance with this requirement, with an investment of $143.4 million in FHLB stock at December 31, 2004. During 2003, the FHLB amended the redemption policy requiring 5 years written notice to redeem stock effective 2004.

     The FHLB serves as a source of liquidity for the member institutions within its assigned region, the FHLB Eleventh District. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System.
It makes advances to members in accordance with policies and procedures established by the Federal Housing Finance Board and the Board of Directors of the FHLB. At December 31, 2004, our advances from the FHLB amounted to $3.0 billion, or 43% of the Company's total funding sources (deposits and borrowings).

     The FHLBs are required to contribute to affordable housing programs through direct loans or interest rate subsidies on advances targeted for community investment and low and moderate income housing projects. These contributions have adversely affected the level of dividends that the FHLBs have paid to its members. These contributions also could have an adverse effect on the value of FHLB stock in the future. The dividend yield earned on FHLB stock was 4.01% during 2004 compared to 4.29% in 2003 and 5.45% in 2002.

     Financial Services Modernization Legislation. On November 12, 1999, the Gramm-Leach-Bliley Financial Modernization Act of 1999 (the "GLB Act") was signed into law. The GLB Act made significant changes to the operations of financial services companies, including provisions affecting affiliations among banks, securities firms and insurance companies, the ability of commercial entities to obtain thrift charters, the confidential treatment of nonpublic personal information about consumers, and the Community Reinvestment Act (the "CRA", as discussed in more detail below).

     The GLB Act also significantly amended the Federal Home Loan Bank System, by modifying membership requirements in regional FHLBs to permit membership to be voluntary for both thrift and bank members. The GLB Act changed corporate governance of the FHLBs by eliminating the right of the Federal Housing Finance Board to select the management of the local FHLBs, and returning that authority to the boards of directors of the FHLBs. Additionally, the obligations of the FHLBs to repay federal borrowings to finance the thrift bailout has been restructured from a fixed dollar amount to a fixed percentage of the FHLBs' annual net income.

     There continues to be ongoing discussions in Congress as to whether the regulator of the FHLBs should be changed and if so, to which regulatory agency. Recently, the FHFB required the FHLBanks to register a class of their equity securities with the SEC. The FHFB also recently required all the FHLBanks to submit a "retained earnings" policy, the purpose of which is to cause the FHLBanks to retain more of their earning versus paying dividends. Because of the level of our borrowings from the FHLB, the outcome of these changes will effect the cost and availability of borrowings and the dividends we receive on our FHLB stock.

     Savings and Loan Holding Company Regulations. The activities of savings and loan holding companies are governed by the Home Owners' Loan Act of 1933, as amended. Pursuant to that statute, the Company is subject to certain restrictions with respect to its activities and investments.

     A savings and loan holding company, like FFC, which controls only one savings association, is exempt from restrictions on the conduct of unrelated business activities that are applicable to savings and loan holding companies that control more than one savings association. The restrictions on multiple savings and loan holding companies are similar to the restrictions on the conduct of unrelated business activities applicable to bank holding companies under the Bank Holding Company Act. The Company would become subject to these restrictions if it were to acquire control of another savings association and maintain that association as a separate entity or if we were to fail to meet its qualified thrift lender ("QTL") test. See "--Qualified Thrift Lender Test--"

     The OTS may impose restrictions when it has reasonable cause to believe that the continuation of any particular activity by a savings and loan holding company constitutes a serious risk to the financial safety, soundness or stability of such holding company's savings institution. Specifically, the OTS may, as necessary, (i) limit the payment of dividends by the savings institution; (ii) limit transactions between the savings institution and its holding company or its affiliates; and (iii) limit any activities of the savings institution or the holding company that create a serious risk that the liabilities of the holding company may be imposed on the savings institution. Any such limits will be issued in the form of a directive having the effect of a cease-and-desist order.

     Regulatory Capital Requirements. The capital regulations of the OTS (the "Capital Regulations") require federally insured institutions such as the Bank to meet certain minimum capital requirements. See "--Management's Discussion and Analysis of Consolidated Balance Sheets and Consolidated Statements of Income - Capital Resources and Liquidity - Capital Requirements--" The OTS may establish, on a case-by-case basis, individual minimum capital requirements for a savings institution which vary from the requirements that would otherwise apply under the Capital Regulations.

     The OTS has adopted rules based upon five capital tiers: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. An institution falls into one of these classifications depending primarily on its capital ratios. We are considered to be "well-capitalized" for purposes of these capital measures.

     Insurance of Accounts. The FDIC administers two separate deposit insurance funds. The Bank Insurance Fund ("BIF") insures the deposits of commercial banks and other institutions that were insured by the FDIC prior to the enactment of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"). The SAIF insures the deposits of savings institutions which were insured by the Federal Savings and Loan Insurance Corporation ("FSLIC") prior to the enactment of FIRREA. Our deposits are insured by the SAIF. The FDIC is authorized to increase deposit insurance premiums if it determines such increases are appropriate to maintain the reserves of either the SAIF or the BIF or to fund the administration of the FDIC. In addition, the FDIC is authorized to levy emergency special assessments on BIF and SAIF members.

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

     Liquidity. The OTS requires a savings institution to maintain sufficient liquidity to ensure its safe and sound operation. The determination of what constitutes safe and sound operation is left to the discretion of management. For several years it has been our strategy to keep cash and liquid investments at a modest level due to availability of substantial credit lines. Our liquidity policy includes unused borrowing capacity in the definition of available liquidity. Our current liquidity policy requires that cash and cash equivalents, short-term investments and unused borrowing capacity be maintained at a minimum level of 10% of our liquidity base (defined as deposits and borrowings due within one year). At December 31, 2004, liquidity-qualifying balances were 14.99% of our liquidity base.

     Community Reinvestment Act. The Community Reinvestment Act ("CRA") requires each savings institution, as well as commercial banks and certain other lenders, to identify the communities served by the institution's offices and to identify the types of credit the institution is prepared to extend within those communities. The CRA also requires the OTS to assess an institution's performance in meeting the credit needs of its identified communities as part of its examination of the institution, and to take such assessments into consideration in reviewing applications with respect to branches, mergers and other business combinations, including acquisitions by savings and loan holding companies. An unsatisfactory CRA rating may be the basis for denying such an application and community groups have successfully protested applications on CRA grounds. In connection with its assessment of CRA performance, the OTS assigns CRA ratings of "outstanding," "satisfactory," "needs to improve" or "substantial noncompliance." We were rated "satisfactory" in its last CRA examination, which was conducted in 2003. Institutions are evaluated based on: (i) performance in lending in their assessment areas; (ii) the provision of deposit and other community services in their assessment areas; and (iii) the investment in housing-related and other qualified community investments. An institution that is found to be deficient in its performance in meeting its community's credit needs may be subject to enforcement actions, including cease and desist orders and civil money penalties.

     Restrictions on Dividends and Other Capital Distributions. Current OTS regulations require that savings institutions controlled by savings and loan holding companies (such as ourselves) file a 30-day advance notice of a proposed capital distribution. The OTS may disapprove a notice if it finds that (a) the savings association will be undercapitalized, significantly undercapitalized or critically undercapitalized following the distribution, (b) the proposed capital distribution raises safety and soundness concerns; or (c) the proposed distribution violates a prohibition contained in a statute, regulation or agreement between the savings institution and the OTS (or FDIC) or a condition imposed by an OTS approval. The regulations also require a 30-day advance notice to be filed for proposed capital distributions that would result in the savings institution being less than well-capitalized or that involve the reduction or retirement of the savings institution's stock . During 2004 and 2002, the Bank paid a total of $30.0 million and $20.0 million, respectively, in capital distributions to the Company. No capital distributions were made to the Company during 2003.

     Limits on Types of Loans and Investments. Federal savings institutions are authorized, without quantitative limits, to make loans on the security of liens upon residential real property and to invest in a variety of instruments such as obligations of, or fully guaranteed as to principal and interest by, the United States; stock or bonds of the FHLB; certain mortgages, obligations, or other securities which have been sold by FHLMC or Fannie Mae; and certain securities issued by, or fully guaranteed as to principal and interest by, the Student Loan Marketing Association and the Government National Mortgage Association. Certain other types of loans or investments may be acquired subject to quantitative limits: secured or unsecured loans for commercial, corporate, business, or agricultural purposes, loans on the security of liens upon nonresidential real property, investments in personal property, consumer loans and certain securities such as commercial paper and corporate debt, and construction loans without security.

     Savings institutions are subject to the same loans-to-one borrower ("LTOB") restrictions that are applicable to national banks, with limited provisions for exceptions. In general, the national bank standard restricts loans to a single borrower to no more than 15% of a bank's unimpaired capital and surplus, plus an additional 10% if the loan is collateralized by certain readily marketable collateral. Our loans were within the LTOB limitations at December 31, 2004.

     Savings institutions and their subsidiaries are prohibited from acquiring or retaining any corporate debt security that, at the time of acquisition, is not rated in one of the four highest rating categories by at least one nationally recognized statistical rating organization. We have no impermissible investments in its investment portfolio.

     Safety and Soundness Standards. OTS regulations contain "safety and soundness" standards covering various aspects of the operations of savings institutions. The guidelines relate to internal controls and internal audit systems, information systems, loan documentation, credit underwriting, interest rate exposure, asset growth, executive compensation, maximum ratios of classified assets to capital, and minimum income sufficient to absorb losses without impairing capital. If the OTS determines that a savings institution has failed to meet the safety and soundness standards, it may require the institution to submit to the OTS, and thereafter comply with, a compliance plan acceptable to the OTS describing the steps the institution will take to attain compliance with the applicable standard and the time within which those steps will be taken.

     Federal regulations contain a number of measures intended to promote early identification of management problems at depository institutions and to ensure that regulators intervene promptly to require corrective action by institutions. Our annual management report on the effectiveness of internal control standards and compliance with certain designated laws will be made available in March of 2005.

     Prompt Corrective Action. The "prompt corrective action" regulations require insured depository institutions to be classified into one of five categories based primarily upon capital adequacy, ranging from "well capitalized" to "critically undercapitalized". These regulations require, subject to certain exceptions, the appropriate federal banking agency to take "prompt corrective action" with respect to an institution which becomes "undercapitalized" and to take additional actions if the institution becomes "significantly undercapitalized" or "critically undercapitalized".

     Only "well capitalized" institutions may obtain brokered deposits without a waiver. An "adequately capitalized" institution can obtain brokered deposits only if it receives a waiver from the FDIC. An "undercapitalized" institution may not accept brokered deposits under any circumstances. We met the "well-capitalized" standards during 2004 and were eligible to accept brokered deposits without a waiver.

     Qualified Thrift Lender Test. In general, the QTL test requires that 65% of an institution's portfolio assets be invested in "qualified thrift investments" (primarily loans, securities and other investments related to housing), measured on a monthly average basis for nine out of every 12 months on a rolling basis. Any savings institution that fails to meet the QTL test must either convert to a bank charter or become subject to national bank-type restrictions on branching, business activities, and dividends, and its ability to obtain FHLB advances. We met the QTL test at December 31, 2004, with 98.1% of the portfolio assets comprised of "qualified thrift investments".

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

     Transactions with Insiders. Federal savings institutions are subject to the restrictions of Sections 22(g) and (h) of the Federal Reserve Act which, among other things, restrict the amount of extensions of credit which may be made to executive officers, directors, certain principal shareholders (collectively "insiders"), and to their related interests. When lending to insiders, a savings association must follow credit underwriting procedures that are no less stringent than those applicable to comparable transactions with persons outside the association. The amount that a savings association can lend in the aggregate to insiders (and to their related interests) is limited to an amount equal to the association's core capital and surplus. Insiders are also prohibited from knowingly receiving (or knowingly permitting their related interests to receive) any extensions of credit not authorized under these statutes. All of the Bank's loans to insiders are made in strict compliance with these regulations.

     Federal Reserve System. Federal Reserve Board regulations require savings institutions to maintain non-interest bearing reserves against their transaction accounts. The reserve for transaction accounts as of December 31, 2004 was 0% of the first $7.0 million of such accounts, 3% of the next $47.6 million of such accounts and 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) of the balance of such accounts. We are in compliance with these requirements as of December 31, 2004.

     Taxation. The Company, the Bank and its subsidiaries file a consolidated federal income tax return on a calendar year basis using the accrual method. The maximum marginal federal tax rate is currently 35%.

     We are required to use the specific charge-off method of accounting for bad debts for Federal income tax purposes. Prior to 1995, we used the reserve method of accounting for bad debts. The Consolidated Balance Sheets at December 31, 2004 and 2003 do not include a tax liability of $5,356,000 related to the adjusted base year bad debt reserve that was created when we were on the reserve method. The base year reserve is subject to recapture if: (1) we fail to qualify as a "bank" for federal income tax purposes; (2) certain distributions are made with respect to the stock of the Bank; (3) the bad debt reserves are used for any purpose other than to absorb bad debt losses; or (4) there is a change in federal tax law. Management does not expect any of these events to occur.

     To the extent that distributions by the Bank to the Company exceed our cumulative income and profits (as computed for federal income tax purposes), such distributions would be treated for tax purposes as being made out of our base year reserve and would thereby constitute taxable income to ourselves in an amount equal to the lesser of our base year reserve or the amount which, when reduced by the amount of income tax attributable to the inclusion of such amount in gross income, is equal to the amount of such distribution. At December 31, 2004, our cumulative income and profits (as computed for federal income tax purposes) were approximately $530.3 million.

     We are required to use the specific charge-off method for state tax purposes for all periods beginning after 2002. Prior to 2002, we made additions to our state tax bad debt reserves in amounts necessary to "fill up" to a tax reserve balance calculated using the experience method. A change in California tax law during 2002 eliminated the bad debt reserve method for California tax purposes and conformed state tax law to federal tax law with regard to the method of accounting for bad debts used by banks. After a review of our bad debt reserves by the California Franchise Tax Board, we recorded a reduction in tax expense of approximately $1.6 million, or $0.09 per diluted share, net of federal income tax expense in 2003.

     At December 31, 2004, we had $52.8 million in gross deferred tax assets. No valuation allowance was established because management believes that it is more likely than not that the deferred tax assets will be realized. Gross deferred tax liabilities totaled $28.3 million at December 31, 2004.

     We are subject to an alternative minimum tax if such tax is larger than the tax otherwise payable. Generally, alternative minimum taxable income is a taxpayer's regular taxable income, increased by the taxpayer's tax preference items for the year and adjusted by computing certain deductions utilizing a methodology that negates the acceleration of such deductions under the regular tax. The adjusted income is then reduced by an exemption amount and is subject to tax at a 20% rate. No alternative minimum taxes were applicable to the Bank for tax years 2004, 2003 or 2002.

     California tax laws generally conform to federal tax laws. For California franchise tax purposes, federal savings banks are taxed as "financial corporations" at a rate 2% higher than that applicable to non-financial corporations because of exemptions from certain state and local taxes. The tax rate for 2004, 2003 and 2002 was 10.84%.

     The Internal Revenue Service ("IRS") has examined the Company's consolidated federal income tax returns for tax years up to and including 2000. The adjustments proposed by the IRS were primarily related to timing differences as to the recognition of certain taxable income and expense items. While the Company had provided for deferred taxes for federal and state purposes, the change in the period of recognition of certain income and expense items resulted in interest due to the IRS and the Franchise Tax Board ("FTB"). Interest
accruals of $260 thousand and $0 were recorded during 2004 and 2003, respectively for interest on amended returns. During 2004, interest payments totaling $252 thousand were paid in settlement for tax years 1999 and 2000. The balance of accrued interest payable for amended returns was $408 thousand and $400 thousand as of December 31, 2004 and December 31, 2003, respectively.

     Recent Legislation. On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley"), which implemented legislative reforms intended to address corporate and accounting fraud. Sarbanes-Oxley contains reforms of various business practices and numerous aspects of corporate governance. While many of the Sarbanes-Oxley reforms took effect in 2002, a large number of the provisions of Sarbanes-Oxley were implemented upon adoption of final rules and regulations during 2003 and 2004. Sarbanes-Oxley, among other things, places additional responsibilities on management and the boards of directors of public companies. The Company has incurred and expects to continue to incur costs associated with compliance with the provisions of Sarbanes-Oxley and other related changes to federal securities and corporate governance laws. The Company expects to experience an increase in the cost of its professional fees, including but not limited to, accounting and compliance. However, management does not anticipate that such compliance costs will have a material impact on the Company's balance sheets or statements of income.

     Financial Privacy. In accordance with the GLB Act, federal banking regulators adopted rules that limit the ability of savings banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. The privacy provisions of the GLB Act affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors.

     Anti-Money Laundering Initiatives and the USA Patriot Act. A major focus of governmental policy on financial institutions in recent years has been aimed at combating money laundering and terrorist financing. The USA PATRIOT Act of 2001 (the "USA Patriot Act") substantially broadened the scope of United States anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. The United States Treasury Department has issued a number of implementing regulations which apply to various requirements of the USA Patriot Act to financial institutions such as the Bank. These regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution.

     Legislative Initiatives. From time to time, various legislative and regulatory initiatives are introduced in Congress and state legislatures, as well as by regulatory agencies. Such initiatives may include proposals to expand or contract the powers of savings and loan holding companies and depository institutions or proposals to substantially change the financial institution regulatory system. Such legislation could change banking statutes and the operating environment of the Company in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. The Company cannot predict whether any such legislation will be enacted, and, if enacted, the effect that it, or any implementing regulations, would have on the consolidated balance sheets or consolidated statements of income of the Company. A change in statutes, regulations or regulatory policies applicable to the Bank could have a material effect on the business of the Company.

ITEM 2 -- PROPERTIES

     At December 31, 2004, we owned the building and the land for nine of our branch offices, owned the building but leased the land for two additional offices, and leased our remaining offices. Properties leased by us include our corporate and executive offices located in an office tower in downtown Santa Monica, a general services and banking operations office building in Santa Monica and a residential lending operations office in Los Angeles. For information concerning rental obligations, see Note 6 of the Notes to Consolidated Financial Statements.

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

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

                                     PART II

ITEM 5 -- MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER  MATTERS

     (a) Market Information. The Company's common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "FED". Included in "Management's Discussion and Analysis of Consolidated Balance Sheets and Consolidated Statements of Income" is a table representing the range of high and low stock prices for the Company's common stock for each quarterly period for the last five years.

     (b) Holders. As of January 21, 2005, 16,498,754 shares of Company common stock, representing approximately 721 stockholders were on record. This total does not include the number of stockholders whose shares are held in street name.

     (c) Dividends. As a publicly traded company, the Company has no history of dividend payments on its common stock. However, the Company may in the future adopt a policy of paying dividends, depending on its net income, financial position and capital requirements, as well as regulatory restrictions, tax consequences and the ability of the Company to obtain a dividend from the Bank for payment to stockholders. OTS regulations limit amounts that we can pay as a capital distribution to the Company. No such distribution may be made if our net worth falls below regulatory requirements. See "--Business - Summary of Material Legislation and Regulations--" for other regulatory capital distributions. The Board of Directors of the Bank declared and paid to the Company $30.0 million and $20.0 million during 2004 and 2002, respectively. No capital distributions to the Company were made during 2003. The distributions made during 2004 and 2002 were for the purpose of repurchasing shares of Company common stock.

     (d) Securities authorized for issuance under equity compensation plans. Information appearing on page 11 of the Proxy Statement is incorporated herein by reference.

ITEM 6 -- SELECTED FINANCIAL DATA

        Selected financial data for the Company is presented below:

                     FIRSTFED FINANCIAL CORP. AND SUBSIDIARY
                  FIVE YEAR CONSOLIDATED SUMMARY OF OPERATIONS

                                          2004           2003          2002           2001           2000
                                       ----------     ----------    -----------    -----------    ----------
                                                   (Dollars in thousands, except per share data)
For the Year Ended December 31:
  Interest income...................$    262,722  $     235,881  $    263,878   $    333,932   $    314,320
  Interest expense..................     101,190         88,342       128,419        201,754        206,505
  Net interest income...............     161,532        147,539       135,459        132,178        107,815
  Provision for loan losses.........       3,000             --            --             --             --
  Other income......................      21,296         16,741        18,074          8,919          7,747
  Non-interest expense..............      66,372         55,589        58,212         53,174         48,265
  income before income taxes........     113,456        108,691        95,321         87,923         67,297
  Income taxes......................      47,614         44,216        40,149         37,621         28,832
  Net income........................      65,842         64,475        55,172         50,302         38,465
Basic earnings per share............        3.95           3.80          3.22           2.92           2.23
Dilutive earnings per share.........        3.85           3.70          3.15           2.85           2.20
End of Year:
  Loans receivable, net (1).........   6,837,945      4,374,112     3,769,235      4,004,889      3,629,284
  Mortgage-backed securities, at
    fair value......................      97,059        135,176       200,585        284,079        374,405
  Investment securities, at fair
     value..........................     250,586        116,411       103,055        110,444        136,537
  Total assets......................   7,468,983      4,825,022     4,253,729      4,726,289      4,365,242
  Deposits..........................   3,761,165      2,538,398     2,527,026      2,546,647      2,165,047
  Borrowings........................   3,191,600      1,816,622     1,322,273      1,808,040      1,873,110
  Liabilities.......................   6,991,509      4,388,455     3,882,088      4,400,611      4,097,800
  Stockholders' equity..............     477,474        436,567       371,641        325,678        267,442
  Book value per share..............       28.94          25.61         21.95          18.88          15.52
  Tangible book value per share.....       28.62          25.18         21.40          18.14          14.98
Selected Ratios:
  Return on average assets..........        1.12%          1.43%         1.24%          1.10%          0.93%
  Return on average equity..........       14.54%         15.97%        15.82%         16.93%         15.85%
  Ratio of non-performing
     assets to total assets.........        0.07%          0.10%         0.17%          0.17%          0.19%
  Effective net spread..............        2.78%          3.35%         3.09%          2.90%          2.57%
   Ratio of non-interest expense to
   average assets...................        1.13%          1.24%         1.31%          1.17%          1.30%
Other Data:
 Number of retail banking offices...          29             29            29             29             25
 Number of lending only offices.....

Number of lending only offices                 4              2             2              2              2
(1)  Includes loans held for sale.

     Also see summarized results of operations on a quarterly basis for 2004, 2003 and 2002 in Note 15 of the Notes to Consolidated Financial Statements.

ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIATED BALANCE SHEETS
                 AND CONSOLIDATED STATEMENTS OF INCOME

                          CRITICAL ACCOUNTING POLICIES

     The discussion and analysis of the balance sheets and statements of income are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements. Actual results may differ from these estimates under different assumptions or conditions.

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

     The majority of our residential loans are obtained from wholesale loan brokers. Loan origination costs for residential loans obtained from wholesale loan brokers will generally include fees paid to those brokers, resulting in loan origination costs exceeding loan fees received. These excess loan origination costs re amortized as an adjustment of loan yield based on the expected lives of the related loans, including an estimate of the prepayment speeds on the portfolio.

                             RISKS AND UNCERTAINTIES

     In the normal course of business, the Company encounters two significant types of risk: economic risk and regulatory risk.

                                  ECONOMIC RISK

     There are three main components of economic risk: credit risk, collateral risk and market risk (which includes interest rate risk).

Credit Risk

     Credit risk is the risk of default in the Company's loan portfolio that results from a borrower's inability to make contractually required payments. See "--Loss Provision--" and "--Non-performing Assets--"

     The determination of the allowance for loan losses and the valuation of real estate collateral are based on estimates that are susceptible to changes in the economic environment and market conditions. We recorded a $3.0 million loss provision during 2004. No loan loss provisions were recorded in 2003 and 2002. A downward turn in the current economic climate could increase the likelihood of losses due to credit risks. This could create the need for additional loan loss provisions above those required for loan growth.

Collateral Risk

     Collateral risk is the risk that the collateral securing our loans, primarily real estate, declines in value. A downward turn in the real estate market could increase the likelihood of losses if the loan exceeds the value of the collateral. This could create the need for additional loan loss provisions.

Market Risk

     Market risk is the risk of loss from unfavorable changes in market prices and interest rates. Our market risk arises primarily from the interest rate risk inherent in its lending and deposit taking activities. Should there be an economic or market downturn or if market interest rates increase significantly, we could experience a material increase in the level of loan defaults and charge-offs.

     See "--Asset-Liability Management--" in "--Quantitative and Qualitative Disclosures About Market Risk--" for additional information relating to market risk.

                                 REGULATORY RISK

     Regulatory risk is the risk that regulations will change or the regulators will reach different conclusions than management regarding the financial position of the Company. The OTS examines our financial results annually. The OTS reviews the allowance for loan losses and may require us to adjust the allowance based on information available at the time of their examination.

                                   OTHER RISKS
Inflation

     Inflation substantially impacts the financial position and operations of financial intermediaries, such as banks and savings institutions. These entities primarily hold monetary assets and liabilities and, as such, can experience significant purchasing power gains and losses over relatively short periods of time. In addition, interest rate changes during inflationary periods change the amounts and composition of assets and liabilities held by financial intermediaries and could result in regulatory pressure for increasing our capital.

Pending Lawsuits

     We have been named as a defendant in various lawsuits, none of which is expected to have a materially adverse effect on the Company.
                                    OVERVIEW

     Our results of operations are primarily affected by our levels of net interest income, provisions for loan losses, non-interest income, non-interest expense and income taxes. Our results are strongly influenced by the California economy in which we operate and the direction and level of general market interest rates.

     Net income of $65.8 million or $3.85 per diluted share were recorded in 2004, compared to net income of $64.5 million or $3.70 per diluted share in 2003 and net income of $55.2 million or $3.15 per diluted share in 2002.

     Net income increased from 2003 to 2004 due to higher net interest income, higher prepayment fees and a $5.4 million reduction in the repurchase liability for loans sold with recourse. Operating expenses increased primarily due to costs associated with loan originations. The increase in net income from 2002 to 2003 was primarily due to higher net interest income, higher prepayment fees and lower operating expenses due to a reduction in legal costs. In addition, during 2003, there was a $1.6 million reduction in net tax provision resulting from a change in the California tax law relating to bad debts.

     Consolidated assets at the end of 2004 were $7.5 billion, representing a 55% increase from $4.8 billion at the end of 2003 and a 76% increase from $4.3 billion at the end of 2002. The increase in assets during 2004 is attributable to increased loan origination activity. Loan originations totaled $3.9 billion in 2004, $2.3 billion in 2003 and $1.3 billion in 2002.

     The Company recorded $3.0 million in loan loss provision in 2004. No loss provision was recorded in 2003 or 2002. We recorded net loan recoveries of $437 thousand, $15 thousand and $950 thousand during 2004, 2003 and 2002, respectively.

        Certain key financial ratios for the Company are presented below:

                                                    Year Ended December 31,
                                              ----------------------------------
                                                                        Average
                                              Return on   Return on    Equity to
                                               Average     Average      Average
                                               Assets       Equity      Assets
                                              ---------   ---------   ----------
2004.....................................         1.12%      14.54%       7.69%
2003.....................................         1.43       15.97        8.98
2002.....................................         1.24       15.82        7.83
2001.....................................         1.10       16.93        6.52
2000.....................................          .93       15.85        5.85

     Non-performing assets (primarily loans 90 days past due or in foreclosure plus foreclosed real estate) were $5.0 million or .07% of total assets as of December 31, 2004 compared to $4.7 million or 0.10% of total assets as of December 31, 2003 and $7.0 million or 0.17% of total assets at December 31, 2002. The decrease in non-performing assets over the last several years is attributable to lower balances of delinquent loans and the strength of the California real estate market. See --"Non-Performing Assets--"

     As of February 1, 2005, 1,472,079 shares remain eligible for repurchase under the Company's authorized repurchase program. The Company repurchased common shares totaling 696,900, 33,800 and 353,000 during 2004, 2003 and 2002, respectively.

     At December 31, 2004 our regulatory risk-based capital ratio was 11.96% and our tangible and core capital ratios were 5.99%. We met the regulatory capital standards necessary to be deemed "well-capitalized" at December 31, 2004. See --"Capital Requirements--"
                              COMPONENTS OF INCOME
Net Interest Income

     Net interest income is the primary component of our income. The chief determinants of net interest income are the dollar amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid thereon. The greater the excess of average interest-earning assets over average interest-bearing liabilities, the more beneficial the impact on net interest income. The excess of average interest-earning assets over average interest-bearing liabilities was $292.3 million in 2004, $262.9 million in 2003 and $229.2 million in 2002.

     Our net interest income is impacted by a time lag before changes in the cost of funds can be passed along to monthly adjustable rate loan customers. Savings and borrowing costs adjust to market rates quickly while it takes several months for loan yields to adjust. This time lag decreases our net interest income during periods of rising interest rates. The reverse is true during periods of declining interest rates. See "--Asset-Liability Management--" in "--Quantitative and Qualitative Disclosures About Market Risk--" for further discussion.

     The following table sets forth the components of interest-earning assets and liabilities, the excess of interest-earning assets over interest-bearing liabilities, the yields earned and rates paid and net interest income for the periods indicated:

                                                                 Year Ended December 31,
                                                            ------------------------------------
                                                              2004          2003          2002
                                                            ---------    ----------    ---------
                                                                  (Dollars in thousands)
Average loans and mortgage-backed securities (1).......  $  5,325,910 $  4,194,404  $  4,091,852
Average investment securities..........................       252,708      113,624       172,996
                                                            ---------    ---------     ---------
Average interest-earning assets........................     5,578,618    4,308,028     4,264,848
                                                            ---------    ---------     ---------

Average deposits.......................................     2,968,757    2,515,471     2,517,366
Average borrowings.....................................     2,317,518    1,529,630     1,518,283
                                                            ---------    ---------     ---------
Average interest-bearing liabilities...................     5,286,275    4,045,101     4,035,649
                                                            ---------    ---------     ---------
Excess of interest-earning assets over interest-bearing
liabilities............................................  $    292,343 $    262,927  $    229,199
                                                            =========    =========     =========

Yields earned on average interest-earning assets.......          4.59 %       5.40 %        6.08 %
Rates paid on average interest-bearing liabilities.....          1.91         2.18          3.16
Interest rate spread...................................          2.68         3.22          2.92
Effective net spread...................................          2.78         3.35          3.09

Total interest income..................................  $    256,059 $    232,634  $    259,303
Total interest expense.................................       100,968       88,183       127,526
                                                            ---------    ---------     ---------
                                                              155,091      144,451       131,777
Total other income (2).................................         6,441        3,088         3,682
                                                            ---------    ---------     ---------
Net interest income....................................  $    161,532 $    147,539  $    135,459
                                                            =========    =========     =========

      (1) Non-accrual loans are included in the average dollar amount of loans outstanding; however, no income is included for the period that each such loan was on non-accrual status.
      (2) Includes dividends on FHLB stock and other miscellaneous items.

     Our interest rate spread decreased by 54 basis points in 2004 compared to 2003 as the yield on earning assets declined by 81 basis points while the cost of funds fell by only 27 basis points. The yield on the loan portfolio was impacted by lower interest rates from 2003 and early 2004. The rates paid on savings and borrowings also decreased in 2004 compared to 2003, but they decreased to a lesser extent because they were more impacted by increasing interest rates throughout most of 2004.

     Our interest rate spread increased by 30 basis points in 2003 compared to 2002 as the yield on earning assets declined by only 68 basis points while the cost of funds fell by 98 basis points due to the declining short term interest rates throughout the year. The time lag inherent in our adjustable real estate loan portfolio ranges from one to three months.

     The table below sets forth  certain  information  regarding  changes in our interest income and interest expense for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (changes in average balance multiplied by old rate) and (ii) changes in rates (changes in rate multiplied by prior year average balance):

                                    Year Ended December 31, 2004         Year Ended December 31, 2003
                                                Versus                               Versus
                                           December 31, 2003                    December 31, 2002
                                    --------------------------------     -------------------------------
                                             Change Due To                        Change Due To
                                    --------------------------------     -------------------------------
                                     Volume       Rate       Total       Volume       Rate       Total
                                    --------    --------    --------     -------    --------    --------
                                                               (In thousands)
Interest Income:
  Loans and mortgage-backed
    securities................... $  56,132  $  (37,250) $   18,882  $     6,163 $  (29,014) $  (22,851)
  Investments....................     3,728         815       4,543       (1,770)    (2,048)     (3,818)
                                    --------    --------    --------     -------    --------    --------
    Total interest income........    59,860     (36,435)     23,425        4,393    (31,062)    (26,669)
                                    --------    --------    --------     -------    --------    --------
Interest Expense:
  Deposits.......................     6,647      (3,446)      3,201          (46)   (21,822)    (21,868)
  Borrowings.....................    21,531     (11,947)      9,584          496    (17,971)    (17,475)
                                    --------    --------    --------     -------    --------    --------
    Total interest expense.......    28,178     (15,393)     12,785          450    (39,793)    (39,343)
                                    --------    --------    --------     -------    --------    --------

    Change in net interest income $  31,682  $  (21,042)     10,640  $     3,943 $    8,731      12,674
                                    ========    ========    --------     =======    ========    --------
Change in other items (1)........                             3,353                                (594)
                                                            --------                            --------
Total change in net interest
  Income including other items...                        $   13,993                          $   12,080
                                                            ========                            ========
 (1) Includes dividends on FHLB stock and other miscellaneous items.

Note:Changes in rate/volume (change in rate multiplied by the change in average volume) have been allocated to the change in rate or the change in volume based upon the respective percentages of the combined totals.

                                            Interest Rate Spreads and Effective Net Spreads
                                                        Year Ended December 31,
                         -------------------------------------------------------------------------------------
                              2004              2003              2002             2001               2000
                         --------------    --------------   ---------------   --------------    --------------
                         During  End of    During  End of   During   End of   During   End of   During   End of
                         Period  Period    Period  Period   Period   Period   Period   Period   Period   Period
                         -----    -----    -----   ------   ------   ------   ------   -----    -----    -----
Weighted average
  yield on loans and
  mortgage-backed
  securities.........     4.68%   4.98%     5.49%  5.09%     6.18%    5.98%    7.61%    6.57%    7.85%    8.15%
Weighted average
  yield on
  investment
  portfolio (1)......     2.79    2.62      2.20   2.64      3.65     4.41     5.16     3.52     6.11     5.63
Weighted average
  yield on all
  interest-earning
  assets.............     4.59    4.89      5.40   5.02      6.08     5.94     7.50     6.40     7.77     8.04
Weighted average
  rate paid on
  deposits...........     1.42    1.65      1.55   1.29      2.42     1.98     4.08     3.02     4.70     4.90
Weighted average
  rate paid on
  borrowings and
  FHLB advances......     2.53    2.57      3.21   2.76      4.39     3.63     5.67     4.74     6.29     6.46
Weighted average
  rate paid on all
  interest-bearing
  liabilities........     1.91    2.07      2.18   2.12      3.16     2.54     4.79     3.73     5.40     5.62
Interest rate spread
  (2)................     2.68    2.82      3.22   2.90      2.92     3.40     2.71     2.67     2.37     2.42
Effective net spread
  (3)................     2.78              3.35             3.09              2.90              2.57

  (1) Dividends on FHLB stock and miscellaneous interest income were not considered in this analysis.
  (2) Weighted average yield on all interest-earning assets less weighted average rate paid on all interest-bearing liabilities.
  (3) Net interest income (excluding dividends on FHLB stock and other miscellaneous items) divided by average interest-earning assets.

Loss Provision

     The Company recorded $3.0 million in loan loss provision during 2004. The loan loss provision was attributable to the significant growth in the loan portfolio. The Company did not record any provision for loan loss during 2003 or 2002. No provision was recorded during 2003 and 2002 because, based on analysis performed by management, existing allowances were sufficient to cover credit risks inherent in the loan portfolio. Non-performing assets were $5.0 million at December 31, 2004 compared to $4.7 million at December 31, 2003 and $7.0 million at December 31, 2002. We have a policy of providing for general valuation allowances, unallocated to any specific loan, but available to offset any loan losses. The allowance is maintained at an amount that management believes adequate to cover estimable and probable loan losses. The Company also maintains valuation allowances for impaired loans and loans sold with recourse. See "--Business - Loan Loss Allowance--" Management performs regular risk assessments of our loan portfolio to maintain appropriate valuation allowances. Additional loan loss provisions may be required to the extent that charge-offs are recorded against the valuation allowance for impaired loans, the general valuation allowance, or the repurchase liability for loans sold with recourse.

     The Company recorded net loan recoveries of $437 thousand during 2004, $15 thousand during 2003 and $950 thousand during 2002. The recoveries resulted from cash payments by borrowers on loans that had been previously charged-off.

Non-interest Income

     Loan servicing and other fees were $9.5 million in 2004 compared to $8.0 million in 2003 and $4.3 million in 2002. The increase in fees during 2004 compared to 2003 was primarily due to an increase in loan prepayment fees. Loan prepayment fees grew to $8.0 million in 2004 compared to $6.0 million in 2003, because a greater number of loans subject to prepayment fees were paid off by borrowers.

     Banking service fees were $5.6 million in 2004 compared to $5.1 million in 2003 and $4.6 million in 2002. The increase in these fees is due to an increase in fee-generating deposit accounts.

     Gain on sale of loans was $5.4 million in 2004, $2.4 million in 2003 and $7.8 million in 2002. Loan sales were $3.3 million, $86.1 million and $134.2 million during 2004, 2003 and 2002, respectively. The gain realized on cash loan sales was $34 thousand, $944 thousand and $1.9 million in 2004, 2003 and 2002, respectively. Cash gains fluctuate due to changes in market pricing based on interest rate trends. Also, the dollar amount of loans originated for sale varies based on the availability of attractive fixed rate loan programs to borrowers compared to our adjustable rate loan programs. In addition to cash gains, gain on sale of loans includes adjustments from prior years' sales. During 2004, we revised our current estimate of the required repurchase liability for loans sold with recourse from $5.4 million to $0. During 2003, we revised our current estimate of the required repurchase liability for loans sold with recourse from $ 6.9 million to $5.4 million. This reduced liability amount reflects the fact that the portfolio of loans sold with recourse has been experiencing significant pay-offs, and has had better credit experience than previously estimated. As a result, included in gain on sale of loans for 2004 is a $5.4 million adjustment to our repurchase liability for loans sold with recourse and 2003 results include an adjustment of $1.5 million. We do not expect to incur any future losses on loans sold with recourse.

     Real estate operations resulted in a net gain of $308 thousand in 2004, $780 thousand in 2003 and $339 thousand in 2002. Real estate operations include gain on sale of foreclosed properties, operational income and expense during the holding period, and recoveries of prior losses on real estate sold.

Non-interest Expense

     The ratio of non-interest expense to average total assets was 1.13% for 2004, 1.24% for 2003 and 1.31% for 2002. The decrease during 2004 compared to 2003 is due to an increase in average total assets. The decrease during 2003 compared to 2002 is the result of lower legal costs.

     Salary and benefit costs increased 22% in 2004 compared to 2003 primarily due to higher compensation and incentive costs attributable to our significant loan growth and the additional staffing of our business banking unit. Salary and benefit costs increased 3% in 2003 compared to 2002 primarily due to normal salary adjustments and incentive costs.

     Occupancy expense increased 6% in 2004 compared to 2003 due to expansion of our loan divisions in Southern and Northern California. Occupancy expense decreased 5% in 2003 compared to 2002 due to a reduction in depreciation expense for certain assets that became fully depreciated in 2003.

     Other operating costs increased 34% in 2004 compared to 2003 due to higher operating costs (delivery, telephone and supplies) associated with the expansion of our loan divisions.

     The following table details the components of non-interest expense for the periods indicated:

                                                               Non-Interest Expense
                                                              Year Ended December 31,
                                          ---------------------------------------------------------------
                                             2004        2003          2002          2001          2000
                                          ---------    ---------    ----------    ----------    ---------
                                                                (Dollars in thousands)
Salaries and Employee Benefits:
     Salaries..........................$    25,992  $    21,565  $    20,984   $    18,119   $   17,354
     Incentive compensation............      4,217        3,480        3,122         2,472        1,987
     Payroll taxes.....................      2,334        1,883        1,827         1,652        1,486
     Employee benefit insurance........      1,629        1,016        1,386         1,203        1,320
     Bonus compensation................      1,500        1,275        1,500         1,500          920
     Profit sharing....................      2,530        2,030        2,024         2,020        1,778
     SERP..............................      1,381        1,287        1,161           970          906
     401(k)............................        500          540          310           356          354
     Other salaries and benefits.......        824          408          313         1,390          339
                                          ---------    ---------    ---------    ----------    ---------
                                            40,907       33,484       32,627        29,682       26,444
                                          ---------    ---------    ---------    ----------    ---------
Occupancy:
     Rent..............................      4,836        4,690        4,673         4,439        4,539
     Equipment.........................      1,826        1,378        1,836         1,971        2,318
     Maintenance costs.................        861          904          879           914          571
     Other occupancy...................      1,168        1,199        1,169           978          603
                                          ---------    ---------    ---------    ----------    ---------
                                             8,691        8,171        8,557         8,302        8,031
                                          ---------    ---------    ---------    ----------    ---------
Other Operating Expense:
     Insurance.........................        746          648          690           582          541
     Amortization of core deposit
       intangible......................      1,995        1,995        1,962         1,564        1,965
     Data processing...................      2,587        2,905        2,838         2,490        2,488
     Contributions.....................        502          409          363           450          518
     Professional services.............        292          201          195           207          301
     Legal expenses....................      1,686        1,103        2,888         1,393          632
     OTS assessments...................        751          667          708           653          568
     Federal deposit insurance premiums        388          394          438           418          538
     Other operating costs.............      7,122        5,297        5,568         5,633        4,822
                                          ---------    ---------    ---------    ----------    ---------
                                            16,069       13,619       15,650        13,390       12,373
                                          ---------    ---------    ---------    ----------    ---------
Advertising............................        705          315        1,378         1,800        1,417
                                          ---------    ---------    ---------    ----------    ---------
  Total................................$    66,372  $    55,589  $    58,212   $    53,174   $   48,265
                                          =========    =========    =========    ==========    =========
Non-interest expense as
    % of average assets................       1.13%        1.24%        1.31%         1.17%        1.17%
                                          =========    =========    =========    ==========    =========

                             BALANCE SHEET ANALYSIS

     Consolidated assets at the end of 2004 were $7.5 billion, representing a 55% increase from $4.8 billion at the end of 2003 and a 76% increase from $4.3 billion at the end of 2002. The increase in assets during 2004 is attributable to increased loan origination activity. Loan originations totaled $3.9 billion in 2004, $2.3 billion in 2003 and $1.3 billion in 2002. Principal repayments on loans totaled $1.4 billion during 2004, $1.7 billion during 2003 and $1.5 billion during 2002.

Real Estate Loan Portfolio

     At the end of 2004, 45% of our loans had adjustable interest rates based on monthly changes in the CODI, 24% were based on the 12MAT Index and 19% were based on the COFI index. As part of our asset-liability management strategy, we have maintained a high level of adjustable loans in our portfolio for several years. During 2004, we focused on marketing adjustable loans based on the CODI. At December 31, 2004, CODI loans comprised 69% of the loan originations. Management believes that the high level of adjustable rate mortgages will help insulate us from fluctuations in interest rates, notwithstanding the several month time lag between a change in its monthly cost of funds and a corresponding change in its loan yields. See "--Asset - Liability Management--"

     We also originate adjustable rate loans with initial fixed interest rates with periods ranging from 3 to 10 years. By policy, we will either match the fixed rate period of these loans with borrowings for the same term or will hold unmatched fixed rate loans in its portfolio up to 5% of total assets. Management believes that the limited origination of these hybrid fixed-rate loans will enhance the Company's overall return on assets. However, loans originated under the hybrid programs totaled $4.5 million in 2004 compared to $434.3 million in 2003 and $419.7 million in 2002 because management decided to focus on the origination of monthly adjustable loans.

The following table summarizes loan originations and purchases by loan type for the periods indicated:

                                                                 Loan Originations and
                                                                 Purchases by Loan Type
                                                                Year ended December 31,
                                                           -----------------------------------
                                                              2004        2003        2002
                                                           -----------  ---------- -----------
                                                                     (In thousands)
      Fixed.............................................. $    19,609 $    64,120 $   110,154
      Hybrid.............................................       4,484     434,314     419,690

     Adjustable:
      12MAT..............................................     988,123     817,217     303,443
      CODI...............................................   2,678,739     745,507      20,082
      COFI...............................................     109,331     158,868     383,852
      LIBOR..............................................       9,832       2,350      20,887
      Prime..............................................      70,691      53,154      30,664
                                                           ----------  ----------  ----------
         Total........................................... $ 3,880,809 $ 2,275,530 $ 1,288,772
                                                           ==========  ==========  ==========

     The following table details loan originations and loan purchases by property type for the periods indicated:

                                       Loan Originations and Purchases by Property Type
                                                    Year Ended December 31,
                                 ------------------------------------------------------------
                                   2004          2003        2002         2001         2000
                                 ---------    ---------   ---------    ---------   ----------
                                                        (In thousands)
Single family (one-to-four
 units)....................... $ 3,095,010 $  1,712,584 $   728,309  $   912,974 $   658,808
Multi-family..................     647,326      470,426     441,407      407,458     333,466
Commercial real estate........      66,010       35,237      84,050      150,735      70,807
Commercial business loans.....      43,226       31,581      17,572       16,172      11,759
Other.........................      29,237       25,702      17,434       14,996       6,170
                                 ---------    ---------   ---------    ---------   ---------
Total......................... $ 3,880,809 $  2,275,530 $ 1,288,772  $ 1,502,335 $ 1,081,010
                                 =========    =========   =========    =========   =========

     No loans were originated upon the sale of real estate owned during 2004 and 2003. Loans originated upon the sale of real estate owned totaled $375 thousand during 2002.

     Our loan products may provide for initial monthly payments that are calculated based on pay rates that are lower than the fully-indexed interest and principal due. Any interest not fully paid by such lower first year payments is added to the principal balance of the loan. This, as well as shortfalls resulting from a 7.5% annual payment cap, causes negative amortization until payments increase to cover interest and principal repayment shortfalls. Due to negative amortization, loan-to-value ratios may increase above those calculated at the inception of the loan.

     We do not normally lend in excess of 90% of the appraised collateral value on adjustable mortgage loans ("AMLs"). Where we do lend in excess of 90% of the appraised value, additional fees and rates are charged. Mortgage insurance is required on loans in excess of 80% or premium rates and/or fees are charged if the mortgage insurance requirement is waived. Subsequent to the origination of a loan, we may purchase private mortgage insurance with our own funds. Loans originated with an initial loan-to-value greater than 80% with no private mortgage insurance totaled $812.7 million at December 31, 2004 compared to $486.7 million at December 31, 2003 and $159.7 million at December 31, 2002. See "--Business - Interest Rates, Terms and Fees--"

Loan Composition

     Loans based on the security of single-family properties (one-to-four units) comprise the largest category of our loan portfolio. The loan portfolio also includes loans secured by multi-family and commercial and industrial properties. At December 31, 2004, 67% of the loan portfolio consisted of first liens on single-family properties while first liens on multi-family properties were 27% of the portfolio, and first liens on commercial properties represented 5% of the portfolio. Commercial business loans, construction loans, consumer loans and other loans comprised the remaining 1% of the loan portfolio at December 31, 2004.

     The following table sets forth the composition of our portfolio of loans and mortgage-backed securities at December 31, for each of the last five years:

                                                              December 31,
                                       -----------------------------------------------------------
                                          2004        2003         2002         2001        2000
                                       ---------    --------     --------    ---------   ---------
                                                             (In thousands)
REAL ESTATE LOANS
First trust deed residential loans:
   One-to-four units................$  4,585,962 $  2,456,971 $  1,723,690  $ 2,121,899 $ 2,158,940
   Five or more units...............   1,825,564    1,547,771    1,646,430    1,525,749   1,308,440
                                       ---------    ---------    ---------   ---------    ---------
       Residential loans............   6,411,526    4,004,742    3,370,120    3,647,648   3,467,380

OTHER REAL ESTATE LOANS
   Commercial and industrial........     324,805      345,273      419,273      358,159     217,619
   Construction.....................      20,902        9,053        6,927       38,060          --
   Land.............................          --           --          203        1,481          --
   Second trust deeds...............       5,466        7,281        5,965        9,472       8,543
                                       ---------    ---------    ---------   ----------   ---------
    Real estate loans...............   6,762,699    4,366,349    3,802,488    4,054,820   3,693,542

 NON-REAL ESTATE LOANS
   Manufactured housing.............          --           --           --           --         391
   Deposit accounts.................         491          649        1,185        1,267         576
   Commercial business loans........      58,869       34,424       19,582       18,882      12,600
   Consumer loans...................      60,677       49,738       35,395       19,546       6,555
                                       ---------     --------     --------    ---------   ---------
    Loans receivable................   6,882,736    4,451,160    3,858,650    4,094,515   3,713,664

LESS:
   General valuation allowance......      78,675       75,238       75,223       72,919      70,809
   Impaired loan valuation allowance         496          496          496        1,850       1,792
   Deferred loan origination
    (costs) fees....................    (34,380)        1,314       13,696       14,857      11,779
                                       ---------     --------     --------    ---------   ---------
    Net loans receivable (1)........   6,837,945    4,374,112    3,769,235    4,004,889   3,629,284

FHLMC AND Fannie Mae MORTGAGE-BACKED SECURITES
(at fair value):
   Secured by single family
    dwellings.......................      91,308      128,465      192,395      272,419     360,210
   Secured by multi-family dwellings       5,751        6,711        8,190       11,660      14,195
                                       ---------     --------     --------    ---------   ---------
       Mortgage-backed securities...      97,059      135,176      200,585      284,079     374,405
                                       ---------     --------     --------    ---------   ---------
              TOTAL                  $ 6,935,004  $ 4,509,288  $ 3,969,820  $ 4,288,968 $ 4,003,689
                                       =========    =========    =========    =========   =========
(1) Includes loans held-for-sale.

     Net deferred loan origination costs were $34.4 million at December 31, 2004. Net deferred loan origination fees were $1.3 million at December 31, 2003 and $13.7 million at December 31, 2002. The change to net deferred loan costs from net deferred loan fees was attributable to the high volume of wholesale loans originated during 2004 and 2003. Wholesale single family loans typically have loan deferred origination costs in excess of deferred loan origination income due to commissions paid to mortgage loan brokers.

Loans Sold with Recourse

     Loans sold with recourse are primarily secured by multi-family properties. Loans sold with recourse totaled $76.3 million as of December 31, 2004, $91.0 million as of December 31, 2003 and $108.6 million as of December 31, 2002. Although no longer owned by us, these loans are evaluated for the purposes of computing the repurchase liability and measuring risk exposure for regulatory capital.

     In January of 2005, we completed a multi-family loan securitization with Fannie Mae in which $1.3 billion in loans from our loan portfolio were formed into mortgage-backed securities. Because we retained full recourse on the securitized loans, the mortgage-backed securities will continue to be accounted for as part of our loan portfolio under SFAS No. 133. These loans will be evaluated for risk along with the remainder of our multi-family loan portfolio.

                                  ASSET QUALITY

 Asset Quality Ratios

     The following table sets forth certain asset quality ratios at the dates indicated:

                                                           December 31,
                                 ----------------------------------------------------------------
                                    2004         2003         2002          2001           2000
                                 ----------   ----------   ----------    ----------    ----------
Non-performing loans to gross
   loans receivable (1)........       0.07%        0.08%        0.17%          0.16%         0.17%
Non-performing assets to total
   assets (2)..................       0.07%        0.10%        0.17%          0.17%         0.19%
Loan loss allowances to
   non-performing loans (3)....      1,588%       2,266%       1,126%         1,151%        1,160%
General loss allowances to
   gross loans receivable (4)..       1.15%        1.70%        1.96%          1.83%         1.95%

(1) Loans receivable are before deducting unrealized loan fees, general valuation allowances and valuation allowances for impaired loans.

(2) Non-performing assets are net of valuation allowances related to those assets.

(3) Our loan loss allowances, including general valuation allowances and valuation allowances for impaired loans.

(4) Our general valuation allowances plus the allowance for impaired loans as a percentage of loans receivable before deducting unrealized loan fees, general valuation allowances and valuation allowances for impaired loans.

                              NON-PERFORMING ASSETS

     Non-performing assets, as defined by ourselves, include loans delinquent over 90 days or in foreclosure, real estate acquired in settlement of loans, and other loans less than 90 days delinquent but for which collectibility is questionable.

The table below details the amounts of non-performing assets by type of collateral. Also shown is the ratio of non-performing assets to total assets.

                                                          Non-Performing Assets
                                                               December 31,
                         ---------------------------------------------------------------------------------------
                               2004              2003              2002              2001              2000
                         ---------------   ---------------   ---------------   ---------------   ---------------
                           $         %       $         %       $         %       $         %       $         %
                         ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
                                                         (Dollars in thousands)
Real estate owned:
Single family.......... $    --       --% $  1,324      28%  $   519      7%   $ 1,671     21%  $ 2,507      30%
Multi-family...........      --       --        --      --        --     --        164      2        --      --
Less: general
  valuation allowance..      --       --        --      --      (200)    (2)      (350)    (4)     (350)     (4)
                          -----    -----    ------   -----    ------   ----     ------   -----   ------   -----
Total real estate owned      --       --     1,324      28       319      5      1,485     19     2,157      26
Non-performing loans:
Single family..........   4,590       92     3,326      71     5,705     81      6,062     75     5,603      66
Multi-family...........     391        8        --      --     1,017     14        422      5       662       8
Commercial and
  industrial...........      --       --        --      --        --     --         --     --        --      --
Other..................       4       --        16       1        --     --         16      1        --      --
                          -----    -----    ------   -----    ------   ----     ------   -----   ------   -----
Total non-performing
  loans................   4,985      100     3,342      72     6,722     95      6,500     81     6,265      74
                          -----    -----    ------   -----    ------   ----     ------   -----   ------   -----
Total..................$  4,985      100%  $ 4,666     100%  $ 7,041    100%   $ 7,985    100%  $ 8,422     100%
                          =====    =====    ======   =====    ======   ====     ======   =====   ======   =====
Ratio of
  non-performing
  assets to total
  assets...............             0.07%             0.10%            0.17%             0.17%             0.19%
                                   ======            ======           ======            ======            ======

The decrease in non-performing loans and real estate owned over the last several years is due to continued strength in the California real estate markets.

     Single-family non-performing loans are primarily due to factors such as unemployment and declining personal income. Multi-family and commercial non-performing loans are attributable primarily to factors such as declines in occupancy rates, employment rates and rental rates. We actively monitor the status of all non-performing loans.

     Impaired loans totaled $1.4 million, $3.3 million and $1.6 million, net of related allowances of $496 thousand, $496 thousand and $496 thousand as of December 31, 2004, 2003 and 2002, respectively. See "--Business - Non-accrual, Past Due, Impaired and Restructured Loans--" for further discussion of impaired loans.

     Our modified loans result primarily from temporary modifications of principal and interest payments or an extension of maturity dates. Under these arrangements, loan terms are typically reduced to no less than a required monthly interest payment. Any loss of revenues under the modified terms would be immaterial to us. If the borrower is unable to return to scheduled principal and interest payments at the end of the modification period, foreclosure procedures are initiated, or, in certain circumstances, the modification period is extended. As of December 31, 2004, we had modified loans totaling $1.4 million. This compares with $1.5 million and $1.6 million as of December 31, 2003 and December 31, 2002, respectively. No modified loans were 90 days or more delinquent as of December 31, 2004, 2003 or 2002.

                         CAPITAL RESOURCES AND LIQUIDITY

Liquidity Requirements

     As permitted by the OTS, management determines the level of liquidity required for safe and sound operation. Our strategy is to keep cash and liquid investments at a modest level due to the availability of credit lines. These credit lines are considered in our definition of available liquidity. Our liquidity policy requires that cash and cash equivalents, short-term investments and unused borrowing capacity be maintained at a minimum level of 10% of our liquidity base (defined as deposits and borrowings due within one year). As of December 31, 2004, liquidity-qualifying balances were 14.99% of our liquidity base.

 External Sources of Funds

     External sources of funds include deposits, loan sales, advances from the FHLB and reverse repurchase agreements ("reverse repos"). For purposes of funding asset growth, the source or sources of funds with the lowest total cost for the desired term are generally selected. The incremental source of funds used most often during the last three years was FHLB advances.

     Deposits are accepted from full-service banking branches, national deposit brokers ("brokered deposits") and telemarketing sources. The cost of funds, operating margins and our net income associated with brokered and telemarketing deposits are generally comparable to the cost of funds, operating margins and our net income associated with deposits, FHLB borrowings and repurchase agreements. As the cost of each source of funds fluctuates from time to time, based on market rates of interest offered by us and other depository institutions, we select funds from the lowest cost source until the relative costs change. As the cost of funds, operating margins and net income associated with each source of funds are generally comparable, we do not deem the impact of its use of any one of the specific sources of funds at a given time to be material.

     Deposits at full-service banking branches were $2.5 billion at December 31, 2004, $2.5 billion as of December 31, 2003 and $2.3 billion at December 31, 2002.

     Deposits obtained from national brokerage firms ("brokered deposits") are considered a source of funds similar to a borrowing. In evaluating brokered deposits as a source of funds, the cost of these deposits, including commission fees, is compared to other funding sources. We had $1.2 billion in brokered deposits at December 31, 2004. There were none at December 31, 2003 and $161.3 million at December 31, 2002. Utilization of brokered deposits increased during 2004 due to funds required to fund loan originations.

     Telemarketing deposits were $45.1 million at the end of 2004, $15.6 million at the end of 2003 and $64.6 million at the end of 2002. These deposits are normally large deposits from pension plans, managed trusts and other financial institutions. The level of telemarketing deposits varies based on the activity of investors, who are typically professional money managers. The availability of telemarketing deposits also varies based on the rates offered and the investors' perception of our creditworthiness.

     Loan sales were $3.3 million in 2004. This compares to $86.1 million during 2003 and $134.2 million during 2002. Loan sales decreased during 2004 and 2003 because management focused on the origination of monthly adjustable loans for portfolio growth.

     FHLB advances were $3.0 billion at the end of 2004, $1.7 billion at the end of 2003 and $1.2 billion at the end of 2002. Borrowings from the FHLB increased during 2004 in order to fund loan originations.

     Reverse repurchase agreements are short-term borrowings secured by mortgage-backed and investment securities. These borrowings increased to $187.0 million at the end of 2004 from $122.6 million at the end of 2003 and $155.3 million at the end of 2002. The increase during 2004 occurred because we pledged additional securities from our investment portfolio. These borrowings are expected to increase during 2005, because $1.3 billion in additional mortgage-backed securities were formed with loans from our loan portfolio in January of 2005.

Internal Sources of Funds

     Internal sources of funds include loan principal payments, loan payoffs, and positive cash flows from operations. Principal payments were $1.4 billion in 2004 compared to $1.7 billion in 2003 and $1.5 billion in 2002. Principal payments include both scheduled principal paydowns and prepayments which are a function of real estate activity and the general level of interest rates.

     The Company anticipates that it will have sufficient funds available to fund current loan origination activity. At December 31, 2004, the Company has a credit facility with the FHLB in the form of advances and lines of credit which allow borrowings of up to 60% of our assets as computed for regulatory purposes. At December 31, 2004, this amounted to approximately $4.5 billion. At December 31, 2004 the Company had $3.0 billion in advances from the FHLB. Certificates of deposits which have contractual maturities of one year or less from December 31, 2004, totaled $1.6 billion. The Company's other sources of liquidity include principal and interest payments on loans, proceeds from loan sales and other borrowings, such as reverse repurchase transactions. The Company could also choose to pay higher rates to maintain maturing deposits, which could result in an increased cost of funds. Historically, the Company has retained a significant portion of maturing deposits. While management anticipates that there may be some outflow of these deposits upon maturity due to the current competitive rate environment, they are not expected to have a material impact on the long-term liquidity position of the Company.

     The  table  below  details  the  amounts  of  the   Company's   contractual
obligations by maturity at December 31, 2004.

                                                       Payments due by period
                                  ----------------------------------------------------------------
                                                 Less than                               More than
                                    Total         1 year     1 - 3 years   3 - 5 years    5 years
                                  ----------    ----------   ----------    ---------    ----------
                                                           (In thousands)
Fixed-rate term certificates.... $1,755,230  $  1,643,035  $    95,155  $     17,040 $         --
FHLB advances...................  3,004,600     2,604,600      365,000        15,000       20,000
Reverse repurchase agreements...    187,000       187,000           --            --           --
Operating lease obligations.....     19,030         4,968        9,041         3,613        1,408
                                  ---------     ---------   ----------     ---------     ---------
Total........................... $4,965,860  $  4,439,603  $   469,196  $     35,653 $     21,408
                                  =========     =========   ==========     =========     =========

Capital Requirements

     Current OTS regulatory capital standards require that we maintain tangible capital of at least 1.5% of total assets, core capital of 4.0% of total assets, and risk-based capital of 8.0% of total risk-weighted assets. Among other things, failure to comply with these capital standards will result in restrictions on asset growth and necessitate the preparation of a capital plan, subject to regulatory approval. Generally, any institution with a risk-based capital ratio in excess of 10% and a core capital ratio greater than 5% is considered "well-capitalized" for regulatory purposes. Institutions who maintain this capital level can utilize brokered deposits at their discretion. Additionally, if they achieve a sufficient ranking on their regulatory examination, they may be assessed lower deposit insurance premiums.

     Management presently intends to maintain its capital position at levels above those required by regulators to ensure operating flexibility and growth capacity for ourselves. Our capital position is actively monitored by management. We met the regulatory capital standards to be deemed "well-capitalized" for purposes of the various regulatory measures of capital including the prompt corrective action regulations.

     The following table summarizes the capital ratios of the "well capitalized" category and our regulatory capital position at December 31, 2004 as compared to such ratios. As indicated in the table, our capital levels exceeded the three minimum capital ratios of the "well capitalized" category:

                                                        Amount           %
                                                    -----------        ------
                                                      (Dollars in thousands)
   Core capital requirement.................          $ 373,111          5.00%
   Bank's core capital......................            446,662          5.99
                                                      ---------         -----
     Excess core capital....................          $  73,551           .99%
                                                      =========         =====

   Tier 1 risk-based capital requirement....          $ 250,378          6.00%
   Bank's tier 1 risk-based capital.........            446,662         10.70
                                                       --------         -----
     Excess tier 1 risk-based capital.......          $ 196,284          4.70%
                                                       ========         =====

   Risk-based capital requirement...........          $ 417,297         10.00%
   Bank's risk-based capital................            499,151         11.96
                                                       --------         -----
     Excess risk-based capital..............          $  81,854          1.96%
                                                      =========         =====

Recent Accounting Pronouncements

     In December 2004, SFAS Statement No. 123 (revised), Share-Based Payment, was issued. Statement 123 (revised) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period which an employee is required to provide service in exchange for the award-the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met; those conditions are much the same as the related conditions in Statement 123.

     A public entity will initially measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value; the fair value of that award will be re-measured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless) observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. The Statement is effective for the Company on July 1, 2005.

     SFAS Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, was issued in May 2003. This Statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The Statement also includes required disclosures for financial instruments within its scope. For the Company, the Statement was effective for instruments entered into or modified after May 31, 2003 and otherwise will be effective as of January 1, 2004, except for mandatorily redeemable financial instruments. For certain mandatorily redeemable financial instruments, the Statement is effective for the Company on January 1, 2005. The effective date has been deferred indefinitely for certain other types of mandatorily redeemable financial instruments. The Company currently does not have any financial instruments that are within the scope of this Statement.

ITEM 7A -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                             ASSET-LIABILITY MANAGEMENT

     Our primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on our net interest income and capital, while, at the same time, adjusting our asset-liability mix to achieve the most favorable impact on income.

     Our asset-liability management policy is designed to improve the balance between the maturities and repricings of interest-earning assets and interest-bearing liabilities in order to better insulate net income from interest rate fluctuations. Under this program, we emphasize the funding of monthly adjustable mortgages with short-term savings and borrowings and match the repricing of these assets and liabilities. We also originate adjustable rate loans with initial fixed interest rates for periods ranging from 3 to 10 years. By policy, we will either match the fixed rate period of these loans with borrowings for the same term or will hold unmatched fixed rate loans in its portfolio up to 5% of total assets.

     At the end of 2004, 45% of our loans had adjustable interest rates based on monthly changes in the CODI, 24% were based on the 12MAT Index and 19% were based on the COFI. Comparisons over the last several years show that changes in our cost of funds generally correlate with changes in these indices. We do not use any futures, options or swaps in our asset-liability strategy.

     Assets and liabilities that are subject to repricing are considered rate sensitive. The mis-match in the repricing of rate sensitive assets and liabilities is referred to as a company's "GAP". The GAP is positive if rate-sensitive assets exceed rate-sensitive liabilities for any specified repricing term. Generally, a positive GAP benefits a company during periods of increasing interest rates. The reverse is true during periods of decreasing interest rates. The indices we use lag changes in interest rates from 60 to 90 days while prime-based business loans re-price immediately. However, our short-term savings and borrowing costs adjust quickly causing net interest income to initially decrease during periods of rising interest rates and increase during periods of declining interest rates. The movement of interest rates, whether up or down, cannot be accurately predicted and could have a negative impact on our income.

     The following table shows the interest sensitivity of our assets and liabilities by repricing period at December 31, 2004 and the consolidated GAP position as a percentage of total assets at that time:

                                       INTEREST-SENSITIVITY GAP

                                           -----------------------------------------------------------
                                                        Balances     Balances    Balances    Balances
                                                        Repricing    Repricing   Repricing   Repricing
                                             Total      Within       Within      Within        After
                                            Balance     1 Year       1-3 Years   4-10 Years   10 Years
                                           ---------   ----------    --------    ---------   ---------
                                                              (Dollars in thousands)
Interest-earning assets:
  FHLB and other interest-earning
   deposits............................ $     29,914  $    29,914 $        -- $        --   $       --
  Investment securities, at fair value.      250,586      249,710         808          68           --
  Mortgage-backed securities, at fair
   value...............................       97,059       97,010          43           6           --
  Loans receivable.....................    6,882,736    6,717,547     144,320      18,512        2,357
                                           ---------   ----------    --------    ---------   ---------
    Total interest-earning assets...... $  7,260,295  $ 7,094,181 $   145,171 $    18,586   $    2,357
                                           =========   ==========    ========    =========   =========
Interest-bearing liabilities:
  Demand accounts...................... $  2,005,935  $ 2,005,935 $        -- $        --   $       --
  Fixed rate term certificates.........    1,755,230    1,642,919      95,155      16,626          530
  FHLB advances........................    3,004,600    2,604,600     365,000      35,000           --
  Reverse repurchase agreements........      187,000      187,000          --          --           --
                                           ---------   ----------    --------    ---------   ---------
    Total interest-bearing liabilities. $  6,952,765  $ 6,440,454 $   460,155 $    51,626   $      530
                                           =========   ==========    ========    =========   =========

Interest-sensitivity GAP............... $    307,530  $   653,727 $  (314,984)$   (33,040)  $    1,827
                                           =========   ==========    ========    =========   =========
Interest-sensitivity GAP as a
   percentage of total assets..........                     8.75%     (4.22)%      (0.44)%       0.02%
                                                       ==========    ========    =========   =========
Cumulative interest-sensitivity GAP....               $   653,727 $   338,743 $   305,703   $  307,530
                                                       ==========    ========    =========   =========
Cumulative interest-sensitivity GAP as
   a percentage of total assets........                     8.75%       4.54%        4.09%       4.12%
                                                       ==========    ========    =========   =========

     In order to minimize the impact of rate fluctuations on income, management's goal is to keep the one-year GAP at less than 20% of total assets (positive or negative). At December 31, 2004, our one-year GAP ratio was a positive $654 million or 8.75% of total assets. This compares with a positive GAP ratio of 13.8% of total assets at December 31, 2003 and a positive GAP ratio of 6.1% of total assets at December 31, 2002. The positive one-year GAP at December 31, 2004 decreased from December 31, 2003 because we funded one month adjustable loans with liabilities due in one year or less. The change to a positive one-year GAP at December 31, 2003 from a negative GAP at December 31, 2002 resulted from the early payoff of loans with initial fixed periods and the increased origination of monthly adjustable rate loans.

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

     The following table shows the estimated impact of a parallel shift in interest rates on our net portfolio value at December 31, 2004 and December 31, 2003:
                                                         Percentage
               Change in Interest Rates        Change in Net Portfolio Value(1)
                  (In Basis Points)                 2004              2003
                                                    ----              ----
                       +300....................      (5)%            (14)%
                       +200....................      (4)%            (11)%
                       +100....................      (3)%             (8)%
                       --100...................      (1)%              9 %
                       --200...................      --%(2)            --%(2)
                       --300...................      --%(2)            --%(2)

    (1) The percentage change represents the projected change in the net portfolio value of the Bank in a stable interest rate environment versus the net portfolio value in the various rate scenarios. The OTS defines net portfolio value as the present value of expected cash flows from existing assets minus the present value of expected cash flows from existing liabilities.

    (2) A downward shift in interest rates of 200 basis points or 300 basis points for both December 31, 2004 and December 31, 2003 levels would result in negative interest rates in many cases. Therefore, modeling the impact of such declines as of December 31, 2004 and December 31, 2003 is not meaningful or practical.

The following table shows the contract terms and fair value of our interest-earning assets and interest-bearing liabilities as of December 31, 2004 categorized by type and expected maturity for each of the next five years and thereafter:

                                             Expected Maturity Date as of December 31, (1)
                         -------------------------------------------------------------------------------------
                                                                                           Total      Fair
                           2005      2006        2007       2008     2009      Thereafter Balance     Value
                         --------   -------    --------    ------   -------     --------  --------  ---------
                                                         (Dollars in thousands)
Interest-earning
    assets:
  Loans receivable:
    Adjustable rate
    loans:
     Single family.... $1,232,648  $1,347,949  $ 963,174  $ 501,079 $ 257,456  $ 274,365  $ 4,576,671  $ 4,619,960
    Average
    interest rate.....       5.04%       5.04%      5.04%      5.04%     5.04%      5.04%        5.04%
     Multi-family.....    527,577     454,803    333,703    194,452   143,919    163,273    1,817,727    1,820,991
    Average
    interest rate.....       4.75%       4.61%      4.44%      4.41%     4.37%      4.44%        4.56%
     Commercial and
      industrial......    109,819      82,687     48,089     28,558    17,068     23,270      309,491      315,807
    Average
    interest rate.....       6.02%       5.92%      5.49%      5.41%     5.35%      5.01%        5.74%
    Fixed rate loans:
     Single family....      5,526       2,403        923        260        71         27        9,210        9,390
    Average
    interest rate.....       6.97%       6.47%      6.21%      6.15%     6.13%      6.12%        6.73%
     Multi-family.....      6,796       2,363        542        270       203         76       10,250       10,571
    Average
    interest rate.....       7.60%       7.53%      8.04%      8.00%     7.98%      8.04%        7.63%
     Commercial and
    industrial........      9,959       4,454      2,257        701       252         87       17,710       18,342
    Average
    interest rate.....       7.46%       7.80%      7.61%      7.84%     8.17%      7.95%        7.59%
    Non-mortgage
    loans:
     Commercial
     business loans...     18,433      19,398     20,413      1,749        --          --      59,993       59,845
    Average
    interest rate.....       5.11%       5.11%      5.11%      5.11%       --          --        5.11%
     Construction
      loans...........      6,009       6,540      7,118        621        --          --      20,288       21,476
    Average
    interest rate.....       8.50%       8.50%      8.50%      8.50%       --          --        8.50%
    Consumer loans....     18,886      19,853     20,870      1,787        --          --      61,396       61,641
    Average
    interest rate.....       5.00%       5.00%      5.01%      5.01%       --          --        5.00%
  Mortgage-backed
    securities:
    Adjustable:            40,403      23,420     13,789      8,094     4,737       6,513      96,956       97,681
    Average
    interest rate.....       2.81%       2.81%      2.81%      2.81%     2.81%       2.81%       2.81%
    Fixed:                     55          28         14          6        --          --         103          103
    Average
    interest rate.....       8.00%       8.00%      8.00%      8.00%       --          --        8.00%
  Investment
    securities,
    overnight
    investments and
    interest-bearing
    deposits:              35,885       5,342      5,520       5,705    5,897     222,151     280,500      281,301
    Average
    interest rate.....       0.49%       3.29%      3.30%       3.31%    3.32%       3.45%       3.07%
                          --------    -------    --------    ------   -------    --------    --------    ---------
    Total interest-
    earning assets.... $2,011,996  $1,969,240 $1,416,412    $743,282 $429,603    $689,762  $7,260,295   $7,317,108
                        =========  =========  ==========     =======  =======     =======   =========    =========
Interest-bearing
 liabilities:
  Deposits:
    Checking accounts  $  556,350 $       -- $       --    $     --  $    --    $     --  $  556,350   $  556,350
    Average
    interest rate.....       0.10%        --         --          --       --          --        0.10%
    Savings accounts..  1,449,585         --         --          --       --          --   1,449,585    1,449,585
    Average
    interest rate.....       1.59%        --         --          --       --          --        1.59%
     Certificate
    accounts..........  1,642,919     70,175     24,980       8,959    6,221       1,976   1,755,230    1,754,787
    Average
    interest rate.....       2.15%      2.75%      3.45%       3.20%    3.70%       3.49%       2.21%
Borrowings:
     FHLB advances....  2,604,600    280,000     85,000      10,000    5,000      20,000   3,004,600    3,003,161
    Average
    interest rate.....       2.30%      4.30%      4.56%       5.43%    5.49%       6.20%       2.59%
     Reverse
    repurchase
    agreements........    187,000         --         --          --       --          --     187,000      186,325
    Average
    interest rate.....       2.24%        --         --          --       --          --        2.24%
                         --------     ------    -------      ------    ------     ------    --------     ---------
Total interest-
 bearing liabilities.. $6,440,454   $350,175  $ 109,980   $  18,959   $11,221   $ 21,976  $6,952,765   $6,950,208
                        =========    =======    =======      ======    ======     ======   =========    =========

     (1) Expected maturities are contractual maturities adjusted for prepayments of principal. The Bank uses certain assumptions to estimate fair values and expected maturities. For assets, expected maturities are based upon contractual maturity, projected repayments and prepayments of principal. The prepayment experience used is based on the Bank's historical experience. The Bank's average CPR (Constant Prepayment Rate) is 48% for the adjustable single-family portfolio and 36% for its adjustable multi-family and commercial real estate portfolios. For fixed rate loans, the Bank's average CPR is 72% and 48% respectively. The Bank used estimated deposit runoff based on available industry information.

                                  STOCK PRICES

     The common stock of FirstFed Financial Corp. is traded on the New York Stock Exchange under the trading symbol "FED". The quarterly high and low information presented below is based on information supplied by the New York Stock Exchange.

     The Company has never declared or paid a cash dividend to its stockholders.

     As of February 1, 2005, there remain 1,472,079 shares eligible for repurchase under the Company's stock repurchase program. The Company repurchased 696,900, 33,800 and 353,000 shares of its common stock at average per share prices of $40.25, $28.53 and $25.02 during 2004, 2003 and 2002, respectively.

                                      PRICE RANGE OF COMMON STOCK

           First Quarter      Second Quarter       Third Quarter       Fourth Quarter
           -------------      --------------       -------------       --------------
          High     Low       High         Low     High        Low      High      Low
          ----     ---       ----         ---     ----        ---      ----      ---
2004     $46.38  $40.40    $46.15      $38.16   $49.16    $41.23    $54.30    $48.50
2003      31.30   26.41     35.57       29.86    41.50     34.77     49.05     39.93
2002      27.00   24.58     29.90       26.26    28.89     23.89     29.15     23.92
2001      32.06   26.25     31.00       28.00    36.30     24.00     25.95     21.90
2000      16.63   11.88     14.56       11.69    23.00     14.06     33.13     21.31


ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                     FIRSTFED FINANCIAL CORP. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except share data)

                                                                    December 31,      December 31,
                                                                       2004               2003
                                                                  -------------     ---------------
ASSETS

Cash and cash equivalents..................................   $        68,343   $          54,318
Investment securities, available-for-sale (at fair value)
  ($116,644 and $11,347 pledged)  (Notes 2 and 10).........           250,586             116,411
Mortgage-backed securities, available-for-sale (at fair
  value) ($80,687  and $114,360 pledged)  (Notes 3 and 10).            97,059             135,176
Loans receivable, held-for-sale (fair value of $0 and
  $494) (Note 4)..........................................                 --                 492
Loans receivable, net of allowance for loan losses of
  $79,171 and $75,734 (Notes 4 and 9)......................         6,837,945           4,373,620
Accrued interest and dividends receivable..................            24,115              16,941
Real estate owned, net (Note 5)............................                --               1,324
Real estate held for investment (Note 5)...................               986                  --
Office properties and equipment, net (Note 6)..............            15,881              10,568
Investment in Federal Home Loan Bank (FHLB) stock, at cost
  (Notes 7 and 9)..........................................           143,425              87,775
Other assets...............................................            30,643              28,397
                                                                  -------------     ---------------
                                                              $     7,468,983   $       4,825,022
                                                                  =============     ===============
LIABILITIES

Deposits (Note 8)..........................................   $     3,761,165   $       2,538,398
FHLB advances (Notes 7 and 9) .............................         3,004,600           1,694,000
Securities sold under agreements to repurchase (Note 10)...           187,000             122,622
Accrued expenses and other liabilities.....................            38,744              33,435
                                                                  -------------     ---------------
                                                                    6,991,509           4,388,455
                                                                  -------------     ---------------
COMMITMENTS AND CONTINGENT LIABILITIES
 (Notes 1, 4, 6 and 13)

STOCKHOLDERS' EQUITY (Notes 12 and 13)

Common stock, par value $.01 per share;
  Authorized 100,000,000 shares; issued 23,693,350 and
  23,543,339 shares, outstanding 16,498,754 and 17,045,643
  shares...................................................               237                 235
Additional paid-in capital.................................            40,977              37,733
Retained earnings..........................................           549,202             483,360
Unreleased shares to employee stock
  ownership plan ..........................................               (53)               (125)
Treasury stock, at cost, 7,194,596 and 6,497,696 shares....          (113,776)            (85,727)
Accumulated other comprehensive income, net of taxes.......               887               1,091
                                                                  -------------     ---------------
                                                                      477,474             436,567
                                                                  -------------     ---------------
                                                              $     7,468,983   $       4,825,022
                                                                  =============     ===============

     The accompanying notes are in integral part of these consolidated financial statements

                     FIRSTFED FINANCIAL CORP. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                   YEAR ENDED DECEMBER 31, 2004, 2003 AND 2002
                  (Dollars in thousands, except per share data)

                                                             2004          2003            2002
                                                        ------------   ------------    -----------
Interest and dividend income:
    Interest on loans.............................    $     247,892  $     224,779  $     243,716
    Interest on mortgage-backed securities........            3,312          5,328          9,154
    Interest and dividends on investments.........           11,518          5,774         11,008
                                                        ------------   ------------    -----------
       Total interest income......................          262,722        235,881        263,878
                                                        ------------   ------------    -----------
Interest expense:
    Interest on deposits (Note 8).................           42,159         39,104         60,808
    Interest on borrowings (Notes 9 and 10).......           59,031         49,238         67,611
                                                        ------------   ------------    -----------
       Total interest expense.....................          101,190         88,342        128,419
                                                        ------------   ------------    -----------
Net interest income...............................          161,532        147,539        135,459
    Provision for loan losses (Note 4)............            3,000             --             --
                                                        ------------   ------------    -----------
Net interest income after provision for loan losses         158,532        147,539        135,459
                                                        ------------   ------------    -----------
Non-interest income:
    Loan servicing and other fees.................            9,545          7,990          4,325
    Banking service fees..........................            5,639          5,095          4,604
    Gain on sale of loans.........................            5,434          2,444          7,806
    Real estate operations, net (Note 5)..........              308            780            339
    Other operating income........................              370            432          1,000
                                                        ------------   ------------    -----------
       Total other income.........................           21,296         16,741         18,074
                                                        ------------   ------------    -----------
Non-interest expense:
    Salaries and employee benefits (Note 13)......           40,907         33,484         32,627
    Occupancy (Note 6)............................            8,691          8,171          8,557
    Advertising...................................              705            315          1,378
    Amortization of core deposit intangible.......            1,995          1,995          1,962
    Federal deposit insurance.....................              388            394            438
    Legal.........................................            1,686          1,103          2,888
    Other operating expense.......................           12,000         10,127         10,362
                                                        ------------   ------------    -----------
       Total non-interest expense.................           66,372         55,589         58,212
                                                        ------------   ------------    -----------
Income before income taxes........................          113,456        108,691         95,321
Income taxes (Note 11)............................           47,614         44,216         40,149
                                                        ------------   ------------    -----------
Net income........................................    $      65,842  $      64,475  $      55,172
                                                        ============   ============    ===========
Earnings per share: (Notes 12 and 15)
    Basic.........................................    $        3.95  $        3.80  $        3.22
                                                        ============   ============    ===========
    Diluted.......................................    $        3.85  $        3.70  $        3.15
                                                        ============   ============    ===========
Weighted average shares outstanding:
    Basic.........................................       16,679,927     16,986,725     17,149,712
                                                        ============   ============    ===========
    Diluted.......................................       17,090,227     17,407,459     17,506,129
                                                        ============   ============    ===========

     The accompanying notes are in integral part of these consolidated financial statements

                     FIRSTFED FINANCIAL CORP. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                        (In thousands, except share data)

                                                                                           Accumulated
                                                      Retained     Unreleased                  Other
                                                      Earnings       Shares                Comprehensive
                                         Additional (Substantially  to ESOP                Income, Net
                             Common       Paid-In    Restricted)   (Notes 12    Treasury     of Taxes
                              Stock       Capital    (Note 12)      and 13)      Stock   (Notes 2 and 3)  Total
                             -------     --------   -----------    --------    -------   -------------   -------
Balance, December 31,
 2001....................  $      234 $     34,670   $  363,713  $        --  $  (75,930) $        2,991 $ 325,678
Comprehensive income:
  Net income.............          --           --       55,172           --          --              --    55,172
   Change in net
      unrealized gain on
      securities
      available for
      sale, net of
      reclassification
      adjustment and tax
      effect.............          --           --           --           --           --           (790)     (790)
                                                                                                            -------
      Total
        comprehensive
        income...........                                                                                   54,382
Exercise of employee
   stock options.........          --          407           --           --           --             --       407
Net decrease in
   unreleased shares to            --           --           --         (597)          --             --      (597)
   the ESOP..............
Benefit from stock
   option tax adjustment.          --          603           --           --           --             --       603
Common stock repurchased
   (353,000) shares......          --           --           --           --       (8,832)            --    (8,832)
                               -------     --------   -----------    --------     -------   -------------   -------
Balance, December 31,
  2002...................         234       35,680      418,885         (597)     (84,762)         2,201   371,641
Comprehensive income:
  Net income.............          --           --       64,475           --           --             --    64,475
   Change in net
      unrealized gain on
      securities
      available for
      sale, net of
      reclassification
      adjustment and tax
      effect.............          --           --           --           --           --         (1,110)   (1,110)
                                                                                                            -------
      Total
        comprehensive
        income...........                                                                                   63,365
Exercise of employee
   stock options.........           1        1,828           --           --           --              --    1,829
Net increase in
   unreleased shares to            --           --           --          472           --              --      472
   the ESOP..............
Benefit from stock
   option tax adjustment.          --          225           --           --           --              --      225
Common stock
   repurchased  (33,800)
   shares................          --           --           --           --         (965)             --     (965)
                               -------     --------   -----------    --------     -------   -------------   -------
Balance, December 31,
 2003....................         235       37,733      483,360         (125)     (85,727)          1,091   436,567
Comprehensive income:
   Net income............          --           --       65,842           --           --              --    65,842
   Change in net
      unrealized gain on
      securities
      available for
      sale, net of
      reclassification
      adjustment and tax
      effect.............          --           --           --           --           --            (204)     (204)
                                                                                                             -------
      Total
        comprehensive
        income...........                                                                                    65,638
Exercise of employee
   stock options.........           2        1,979           --           --           --              --     1,981
Net increase in
   unreleased shares to            --          (52)          --           72           --              --        20
   the ESOP..............
Benefit from stock
   option tax adjustment.          --        1,317           --           --           --              --     1,317
Common stock
   repurchased
   (696,900) shares......          --           --           --           --      (28,049)             --   (28,049)
                              -------     --------   -----------     --------     -------   -------------   -------
Balance, December 31,
 2004.................... $     237   $     40,977   $  549,202     $    (53)  $ (113,776)         $ 887  $ 477,474
                             =======      ========   ===========    ========      ========  =============   =======
             The accompanying notes are in integral part of these consolidated financial statements

                     FIRSTFED FINANCIAL CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                                 (In thousands)

                                                                2004          2003           2002
                                                             ---------     ----------     ----------
    CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income........................................   $      65,842 $      64,475  $      55,172
    Adjustments to reconcile net  income to
     net cash provided by operating activities:
      Net change in loans held-for-sale...............             492         1,801          2,953
      Depreciation and amortization...................           1,335         1,371          1,652
      Provision for loan losses.......................           3,000            --             --
      Valuation adjustments on real estate sold.......              --           (68)          (265)
      Amortization of fees and discounts..............          14,215         2,009          3,926
      Gain on sale of loans...........................          (5,434)       (2,444)        (7,806)
      Decrease in servicing asset.....................             105           240            737
      FHLB stock dividends............................          (3,863)       (3,260)        (4,950)
      Increase (decrease) in taxes payable............           1,175         6,617         (1,976)
      (Increase) decrease in interest and dividends
       receivable.....................................          (7,174)          811          4,324
      Increase (decrease) in interest payable.........           7,356        (3,298)        (5,895)
      Amortization of core deposit intangible asset...           1,995         1,995          1,962
      (Increase) decrease in other assets.............          (8,147)       (8,043)         5,248
      (Increase) decrease in accrued expenses and
        other liabilities.............................           4,441           774         (7,240)
                                                             ---------     ----------     ----------
        Total adjustments.............................           9,496        (1,495)        (7,330)
                                                             ---------     ----------     ----------
        Net cash provided by operating activities.....          75,338        62,980         47,842
                                                             ---------     ----------     ----------
    CASH FLOWS FROM INVESTING ACTIVITIES:
      Loans made to customers and principal
        collections on loans .........................      (2,430,543)     (589,905)       232,998
      Loans purchased.................................            (422)         (500)           (89)
      Net change in unearned loan fees................         (49,314)      (13,758)        (5,104)
      Proceeds from sales of real estate owned........           1,324           884          3,500
      Proceeds from maturities and principal reductions
        on investment securities, available-for-sale..          64,379       134,037         87,120
      Principal reductions on mortgage-backed
        securities, available-for-sale................          37,178        64,330         83,010
      Purchases of investment securities,
        available-for-sale............................        (198,494)     (148,847)       (80,855)
      Redemptions (purchases) of FHLB stock, net......         (51,787)       (5,787)        17,585
      Purchases of premises and equipment.............          (6,648)       (1,597)        (1,172)
                                                             ---------    ----------     ----------
        Net cash provided by (used in) investing
        activities....................................      (2,634,327)     (561,143)       336,993
                                                             ---------    ----------     ----------
    CASH FLOWS FROM FINANCING ACTIVITIES:
      Net increase (decrease) in deposits.............       1,222,767        11,372        (19,621)
      Net increase (decrease) in short term borrowings       1,586,978       622,349       (613,767)
      Net Increase (decrease) in long term borrowings.        (212,000)     (128,000)       128,000
      Purchases of treasury stock.....................         (28,049)         (965)        (8,832)
      Other...........................................           3,318         2,526            413
                                                             ---------     ----------     ----------
        Net cash provided by (used in) financing
        activities....................................       2,573,014       507,282       (513,807)
                                                             ---------     ----------     ----------

      Net increase (decrease) in cash and cash
        equivalents...................................          14,025         9,119       (128,972)
      Cash and cash equivalents at beginning of period          54,318        45,199        174,171
                                                             ---------     ----------     ----------
      Cash and cash equivalents at end of period......   $      68,343 $      54,318  $      45,199
                                                             =========     ==========     ==========

      The accompanying notes are in integral part of these consolidated financial statements

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

 Principles of Consolidation and Nature of Operations

     The consolidated financial statements include the accounts of the Company and its subsidiary, the Bank. We maintain 29 full-service banking branches and four loan offices. Our primary business consists of attracting deposits and wholesale borrowings and using those funds to originate loans secured by mortgages on real estate, consumer loans and business loans. All significant inter-company balances and transactions have been eliminated in consolidation. Certain items in the 2002 and 2003 consolidated financial statements have been reclassified to conform to the 2004 presentation.

Uses of Estimates

     In preparing consolidated financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the determination of the expected lives of residential loans used to amortize deferred origination costs and the valuation of deferred tax assets.

Cash and Cash Equivalents

     For purposes of reporting cash flows, cash and cash equivalents include cash, overnight investments and securities purchased under agreements to resell with maturities within 90 days of the date of purchase.

Financial Instruments

     GAAP requires the disclosure of the fair value of financial instruments, whether or not recognized on the Balance Sheet, whenever it is practicable to estimate the value. A significant portion of our assets and liabilities are financial instruments as defined under GAAP. Fair values, estimates and assumptions are set forth in Note 16, Fair Value of Financial Instruments.

Risks Associated with Financial Instruments

     The credit risk of a financial instrument is the possibility that a loss may result from the failure of another party to perform in accordance with the terms of the contract. The most significant credit risk associated with our financial instruments is concentrated in our loans receivable. Additionally, we are subject to credit risk on certain loans sold with recourse. We have established a system for monitoring the level of credit risk in the loan portfolio and for loans sold with recourse.

     The market risk of a financial instrument is the possibility that future changes in market prices may reduce the value of a financial instrument or increase the contractual obligations of ourselves. Our market risk is concentrated in our portfolios of loans receivable. When a borrower fails to meet the contractual requirements of his or her loan agreement, we are subject to the market risk of the collateral securing the loan. Likewise, we are subject to the volatility of real estate prices with respect to real estate acquired by foreclosure. Our securities classified as available-for-sale are traded in active markets. The value of these securities is susceptible to the fluctuations of the market.

 Interest Rate Risk

     Financial instruments are subject to interest rate risk to the extent that they reprice on a frequency, degree or basis that varies from market pricing. Interest rate risk occurs to the degree that interest-earning assets reprice on a different frequency or schedule than interest-bearing liabilities. The loan portfolio tends to lag market interest rates by 60 to 90 days. We closely monitor the pricing sensitivity of our financial instruments.

 Concentrations of Credit Risk

     Concentrations of credit risk would exist for groups of borrowers when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. The ability of our borrowers to repay their commitments is
contingent  on  several  factors,   including  the  economic  condition  in  the
borrowers' geographic area and the individual financial condition of the borrowers. The Company generally requires collateral or other security to support borrower commitments on loans receivable. This collateral may take several forms. Generally, on our mortgage loans, the collateral will be the underlying mortgaged property. Our lending activities are concentrated in California. We do not have significant exposure to any individual customer.

 Securities Purchased under Agreements to Resell

     The company invests in securities purchased under agreements to resell ("repurchase agreements"). We obtain collateral for these agreements, which normally consists of U.S. treasury securities or mortgage-backed securities guaranteed by agencies of the U.S. government. The collateral is held in the custody of a trustee, who is not a party to the transaction. The duration of these agreements is typically 1 to 30 days. We deal only with nationally recognized investment banking firms as the counterparties to these agreements. The Company's investment in repurchase agreements consisted solely of securities purchased under agreements to resell identical securities.

 Investments and Mortgage-Backed Securities

     Investment securities principally consist of U.S. Treasury and agency securities, collateralized mortgage obligations and mortgage-backed securities. Mortgage-backed securities are created when we exchange pools of our own loans for mortgage-backed securities.

     We classify all of our investments and mortgage-backed securities as "available-for-sale" based upon a determination that such securities might be sold at a future date or that there may be foreseeable circumstances under which we would sell such securities.

     Securities designated as available-for-sale are recorded at fair value. Changes in the fair value of such securities available-for-sale are included in stockholders' equity as unrealized gains (losses) on securities available-for-sale, net of taxes. Unrealized losses on available-for-sale securities, reflecting a decline in value judged to be other than temporary are charged to income in the Consolidated Statements of Income. Unrealized gains or losses on available-for-sale securities are computed on a specific identification basis. Premiums and discounts on investment securities available for sale are amortized utilizing the interest method over the contractual term of the assets. Interest income on securities is accrued on the unpaid principal balance.

     We did not hold any trading securities at December 31, 2004 or 2003.

Loans Held-for-Investment

     Our loan portfolio is primarily comprised of single family residential loans (one-to-four units), and multi-family loans (five or more units). Loans are generally recorded at the contractual amounts owed by borrowers, less unearned loan fees and allowances for loan losses. Interest income on loans is accrued on the unpaid principal balance.

Loans Held-for-Sale

     Loans that may foreseeably be sold prior to maturity are classified as held-for-sale. These loans are carried at the lower of amortized cost or fair value on an aggregate basis by type of asset. For loans, fair value is calculated on an aggregate basis as determined by current market investor yield requirements.

Impaired Loans

     We evaluate loans for impairment whenever the collectibility of contractual principal and interest payments is questionable. A loan is impaired when, based on current circumstances and events, a creditor will be unable to collect all amounts contractually due under a loan agreement. Large groups of smaller balance homogenous loans that are collectively evaluated for impairment are not subject to the evaluation of impairment on an individual basis.

     When a loan is considered impaired, we measure impairment based on the present value of expected future cash flows (over a period not to exceed 5 years) discounted at the loan's effective interest rate. However, if the loan is "collateral-dependent" or a probable foreclosure, impairment is measured based on the fair value of the collateral. When the measure of an impaired loan is less than the recorded investment in the loan, we record an impairment allowance equal to the excess of our recorded investment in the loan over its measured value.

     Cash payments received from impaired loans are recorded in accordance with the contractual terms of the loan. The principal portion of the payment is used to reduce the principal balance of the loan, whereas the interest portion is recognized as interest income.

Non-Accrual Loans

     We establish allowances for delinquent interest equal to the amount of accrued interest on all loans 90 days or more past due or in foreclosure. This practice effectively places such loans on non-accrual status for financial reporting purposes. Loans are returned to accrual status only when the ultimate collectibility of current interest is no longer in doubt.

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

     Based on this methodology, the Bank recorded $3.0 million in provision for loan losses during 2004. The Bank did not record a loan loss provision during 2003 and 2002.

     Loans that require a reduced level of documentation at origination are an increasing percentage of the Bank's loan portfolio. On "Stated Income/Stated Asset" (SISA) loans, the borrower includes information on his/her level of income and assets that is not subject to verification by the Bank. On "Stated Income/Verified Assets" ("SIVA") loans, the borrower includes information on his/her level of income, but his/her assets are verified. For "No Income/No Asset" (NINA) loans, the borrower is not required to submit information on his/her level of income or assets. The Bank's portfolios of multi-family and other real estate loans all require full documentation by the borrowers.

     The Bank attempts to mitigate the inherent risk of making reduced documentation loans by evaluating the other credit characteristics of the loans, such as the creditworthiness of the borrower and the loan to value ratio based on the collateral's appraised value at the origination date. One measure of the creditworthiness of the borrower is the borrower's FICO score, which is a standardized credit scoring system developed by Fair Isaac & Co.

     General allowances are provided for all loans, regardless of any specific allowances provided. The determination of our general allowance for loan losses is based on estimates that are affected by changes in the regional or national economy and market conditions. Management believes, based on economic and market conditions, that the general allowance for loan losses is adequate as of December 31, 2004 and 2003. Should there be an economic or market downturn or if market interest rates increase significantly, a material increase in the level of loan defaults and charge-offs could result.

Loan Origination Fees and Costs

     Loan origination fees and certain direct loan origination costs are deferred and recognized over the lives of the related loans as an adjustment of loan yields using the interest method. Loan origination costs for residential loans obtained from wholesale loan brokers will generally include fees paid to those brokers, resulting in loan origination costs exceeding loan fees received. These excess loan origination costs are amortized as an adjustment of loan yield based on the expected lives of the related loans, including an estimate of the prepayment speeds on the portfolio. When a loan is repaid or sold, any unamortized net deferred fee balance is included in our statement of operations.

 Gain or Loss on Sale of Loans

     Mortgage loans are primarily sold on a servicing released basis and we recognize cash gains or losses immediately in our Statement of Operations and Comprehensive Income. We have previously sold mortgage loans and loan participations on a servicing retained basis with yield rates to the buyer based upon the current market rates which may differ from the contractual rate earned on the loans sold. Under GAAP, servicing assets or liabilities and other retained interests are required to be recorded as an allocation of the carrying amount of the loans sold based on the estimated relative fair values of the loans sold and any retained interests, less liabilities incurred. Servicing assets are evaluated for impairment based on the asset's fair value. We estimate fair values by discounting servicing assets cash flows using discount and prepayment rates that we believe market participants would use. Servicing assets arising from the sale of loans are included in other assets and were $192,000 and $296,000 at December 31, 2004 and 2003, respectively. No additional servicing assets were originated in 2004, 2003 or 2002.

Core Deposit Intangible

     Loans, deposits and other assets and liabilities assumed in connection with acquisitions are accounted for under the purchase method of accounting. Assets and liabilities are recorded at their fair values as of the date of the acquisition and the excess cost over fair values of the assets and liabilities is classified as a core deposit intangible asset. The Company adopted SFAS No. 142 effective January 1, 2002. Under the provisions of SFAS No. 142, the Company amortizes these intangible assets on a straight-line basis over their estimated useful lives, which is seven years. The balance of core deposit intangible at December 31, 2004 was $5,333,000. There was no impairment of the Company's core deposit intangible as of December 31, 2004.

     The following is a projection of estimated amortization of the core deposit intangible at December 31, for the periods indicated (in thousands):

                             2005.............................  $   2,005
                             2006.............................      2,005
                             2007.............................      1,323
                                                                ---------
                                                                $   5,333
                                                                =========
Real Estate

     Our real estate acquired in settlement of loans ("REO") consists of property acquired through foreclosure proceedings or by deed in lieu of foreclosure. Generally, all loans greater than 60 days delinquent are placed into foreclosure and, if necessary, a valuation allowance is established. We acquire title to the property in most foreclosure actions that are not reinstated by the borrower. Once real estate is acquired in settlement of a loan, the property is recorded as REO at fair market value, less estimated selling costs. Fair value is determined by an appraisal obtained at foreclosure. The REO balance is adjusted for any subsequent declines in fair value through a valuation allowance.

     The recognition of gain on the sale of real estate is dependent on a number of factors relating to the nature of the property, terms of sale, and any future involvement of the Company or its subsidiaries in the property sold. If a real estate transaction does not meet certain down payment, cash flow and loan amortization requirements, any gain would be deferred and recognized under an alternative method.

Depreciation and Amortization

     Depreciation of office properties and equipment is provided by use of the straight-line method over the estimated useful lives of the related assets. Amortization of leasehold improvements is provided by use of the straight-line method over the lesser of the life of the improvement or the term of the lease.

Securities Sold Under Agreements to Repurchase

     The Company enters into sales of securities under agreements to repurchase ("reverse repurchase agreements"). Reverse repurchase agreements are treated as financing arrangements and, accordingly, the obligations to repurchase the securities sold are reflected as liabilities in the consolidated financial statements. The mortgage-backed securities and investments collateralizing reverse repurchase agreements are delivered to several major brokerage firms who arrange the transactions. These securities are reflected as assets in the Company's consolidated financial statements. The brokerage firms may loan such securities to other parties in the normal course of their operations and agree to return the identical securities to the Company at the maturity of the agreements.

 Income Taxes

     The Company files a consolidated Federal income tax return and a combined California franchise tax report with its subsidiaries. Income taxes are accounted for using the asset and liability method. In the asset and liability method, deferred tax assets and liabilities are established as of the reporting date for the realizable cumulative temporary differences between the financial reporting and tax return basis of the Company's assets and liabilities. The tax rates applied are the statutory rates expected to be in effect when the temporary differences are realized or settled.

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

     The  following   table   illustrates  the  effect  on  net  income  if  the
fair-value-based method had been applied to all outstanding and unvested awards in each period:

                                                         Year Ended December 31,
                                                  --------------------------------------
                                                     2004           2003          2002
                                                  ----------    ----------    ----------
                                                (In thousands, except per share data)
  Net income as reported..................     $     65,842  $     64,475  $     55,172

  Deduction:
    Total stock-based compensation expense
   determined under fair-value-based method
   for all rewards, net of tax............             (740)         (606)         (976)
                                                  ----------    ----------    ----------
    Pro forma net income..................     $     65,102  $     63,869  $     54,196
                                                  ==========    ==========    ==========
  Earnings per share:
  Basic:
    As reported...........................     $      3.95   $      3.80   $      3.22
    Pro forma.............................     $      3.90   $      3.76   $      3.16

  Diluted:
    As reported...........................     $      3.85   $      3.70   $      3.15
    Pro forma.............................     $      3.82   $      3.68   $      3.11

     The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2004, 2003 and 2002, respectively: no dividend yield in any year; expected volatility of 32%, 34% and 34%; risk free interest rates of 4.2%, 3.8% and 5.1%; and expected average lives of 5.5 years for 2004 and 5.5 years for 2003 and 6 years for 2002. The weighted-average fair value of options granted during the year are $15.82, $11.31 and $12.68 for 2004, 2003 and 2002, respectively. The Company has elected to recognize forfeitures in the year they occur.

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

Earnings per common share have been computed based on the following:

                                                         Year Ended December 31,
                                                  --------------------------------------
                                                     2004           2003          2002
                                                  ----------    ----------    ----------
                                                  (In thousands, except share data)
  Net income..............................     $      65,842 $      64,475 $      55,172
                                                  ==========    ==========    ==========

  Average number of common shares outstanding     16,679,927    16,986,725    17,149,712
  Effect of dilutive options..............           410,300       420,734       356,417
                                                  ----------    ----------    ----------
   Average number of common shares outstanding
   used to calculate diluted earnings per
   common share...........................        17,090,227    17,407,459    17,506,129
                                                  ==========    ==========    ==========

     The number of anti-dilutive shares excluded from the weighted average shares outstanding within the diluted EPS calculation was 0, 0, and 118,100 during 2004, 2003 and 2002, respectively.

Comprehensive Income

     Accounting principles generally require that the recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the consolidated balance sheets, such items, along with net income, are components of comprehensive income.

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

Derivative Instruments

     The Company accounts for derivative instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities as amended. A derivative is considered either an asset or liability in the balance sheets and measured at fair value. If a derivative is designated as a hedging instrument the changes in fair value of the derivative are either (a) recognized in income in the period of change together with the offsetting gain or loss on the hedged item or (b) reported as a component of other comprehensive income and subsequently reclassified into income when the hedged risk affects income. For a derivative not designated as a hedging instrument, changes in fair value are recognized in income in the period of change. As of December 31, 2004, the Company had no commitments to originate loans held for sale, and had no loan sale commitments that would qualify as derivatives under SFAS No. 133.

Litigation

     The Company is engaged in various legal actions incident to the nature of its business. Management is of the opinion that none of the litigation will have a material effect on the Company's Consolidated Balance Sheets and Statements of Income.

Recent Accounting Pronouncements

     In December 2004, SFAS Statement No. 123 (revised), Share-Based Payment, was issued. Statement 123 (revised) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period which an employee is required to provide service in exchange for the award-the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met; those conditions are much the same as the related conditions in Statement 123.

     A public entity will initially measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value; the fair value of that award will be re-measured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless) observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. The Statement is effective for the Company on July 1, 2005.

     SFAS Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, was issued in May 2003. This Statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The Statement also includes required disclosures for financial instruments within its scope. For the Company, the Statement was effective for instruments entered into or modified after May 31, 2003 and otherwise will be effective as of January 1, 2004, except for mandatorily redeemable financial instruments. For certain mandatorily redeemable financial instruments, the Statement is effective for the Company on January 1, 2005. The effective date has been deferred indefinitely for certain other types of mandatorily redeemable financial instruments. The Company currently does not have any financial instruments that are within the scope of this Statement.


(2) Investment Securities

     The amounts advanced under agreements to resell securities (repurchase agreements) represent short-term investments. During the agreement period the securities are maintained by the dealer under a written custodial agreement that explicitly recognizes the Bank's interest in the securities. There were no agreements to resell securities as of December 31, 2004. The Bank had $5,000,000 in agreements to resell securities at December 31, 2003. These agreements are classified as cash and cash equivalents in the accompanying Consolidated Balance Sheets.

     The Bank also had overnight deposits on hand with the Federal Home Loan Bank which totaled $29,814,000 and $11,836,000, respectively, at December 31, 2004 and December 31, 2003.

Investment securities, available-for-sale, are recorded at fair value and summarized below for the periods indicated:

                                                     At December 31, 2004
                                        ---------------------------------------------
                                                      Gross       Gross
                                        Historical  Unrealized  Unrealized    Fair
                                          Cost        Gains       Losses      Value
                                        ---------   ---------   ----------  --------
                                                         (In thousands)
Collateralized Mortgage Obligations... $ 249,781    $   1,121  $     (316) $  250,586
                                        =========   =========   ==========   ========

                                                       At December 31, 2003
                                         ------------------------------------------------
                                                        Gross         Gross
                                         Historical  Unrealized    Unrealized      Fair
                                           Cost         Gains        Losses        Value
                                        ---------     ---------   ----------     --------
                                                         (In thousands)
United States Government and
  Federal agency obligations..........$      200  $        --   $         --  $      200
Collateralized Mortgage Obligations...   115,992          313            (94)    116,211
                                         --------    ----------    ----------    --------
                                      $  116,192  $       313   $        (94) $  116,411
                                         ========    ==========    ==========    ========

     Collateralized Mortgage Obligations as of December 31, 2004 all have contractual maturities greater than 10 years and have expected maturities within five years. There were no sales of investment securities during 2004, 2003 or 2002. Accrued interest on investments was $739,000 and $332,000 at December 31, 2004 and 2003, respectively.


(3) Mortgage-backed Securities

     Mortgage-backed  securities,   available-for-sale,   all  have  contractual
maturities greater than 10 years and are summarized below at the dates indicated:

                                                       At December 31, 2004
                                        --------------------------------------------------
                                                       Gross         Gross
                                        Historical  Unrealized    Unrealized       Fair
                                          Cost         Gains        Losses        Value
                                        ---------     ---------   ----------     --------
                                                            (In thousands)
Fannie Mae...........................$     5,752 $          43  $          --    $    5,795
FHLMC................................     90,582           682             --        91,264
                                        --------    ----------    -----------       -------
                                     $    96,334 $         725  $          --    $   97,059
                                        ========    ==========    ===========       =======

                                                       At December 31, 2003
                                        --------------------------------------------------
                                                        Gross        Gross
                                        Historical    Unrealized  Unrealized      Fair
                                          Cost          Gains       Losses        Value
                                        ---------     ---------   ----------     --------
                                                            (In thousands)
Fannie Mae...........................$     6,711 $          84  $          --    $    6,795
FHLMC................................    126,800         1,581             --       128,381
                                        --------    ----------    -----------      --------
                                     $   133,511 $       1,665  $          --    $  135,176
                                        ========    ==========    ===========      ========

     There were no mortgage-backed securities created with loans originated by the Bank in 2004, 2003 or 2002. There were no sales of mortgage-backed securities during 2004, 2003 or 2002.

     Accrued  interest   receivable   related  to   mortgage-backed   securities
outstanding at December 31, 2004 and 2003 totaled $478,000 and $691,000, respectively.

(4) Loans Receivable

The following is a summary of loans receivable at the periods indicated:

                                                           At December 31,
                                                      ------------------------
                                                          2004         2003
                                                      -----------   ----------
                                                          (In thousands)
Real estate loans:
First trust deed residential loans:
     One-to-four units ........................    $   4,585,962  $  2,456,971
     Five or more units .....................          1,825,564     1,547,771
                                                      -----------   ----------
     Residential loans ........................        6,411,526     4,004,742
  Other real estate loans:
     Commercial and industrial ................          324,805       345,273
     Construction .............................           20,902         9,053
     Land .....................................               --            --
     Second trust deeds .......................            5,466         7,281
                                                      -----------   ----------
  Real estate loans ...........................        6,762,699     4,366,349
Non-real estate loans:
  Deposit accounts  ...........................              491           649
  Commercial business loans  ..................           58,869        34,424
  Consumer  ...................................           60,677        49,738
                                                      -----------   ----------
     Loans receivable .........................        6,882,736     4,451,160
Less:
  General loan valuation allowance  ...........           78,675        75,238
  Valuation allowances for impaired loans  ....              496           496
  Deferred loan origination (costs) fees ......          (34,380)        1,314
                                                      -----------   ----------
     Subtotal .................................        6,837,945     4,374,112
Less:
   Loans held-for-sale.........................               --           492
                                                      -----------   ----------
Loans receivable, net..........................    $   6,837,945  $  4,373,620
                                                      ===========   ==========

     Loans serviced for others totaled $102,546,000 and $145,475,000 at December 31, 2004 and 2003, respectively.

     The Bank had outstanding commitments to fund $681,320,000 and $246,996,000 in real estate loans at December 31, 2004 and December 31, 2003, respectively. Of these totals, $681,320,000 and $246,511,000 had variable interest rates. The Bank had outstanding commitments to sell real estate loans of $0 and $977,000, respectively at December 31, 2004 and December 31, 2003.

     The Bank had undisbursed loan funds totaling $76,884,000 and $58,608,000 in commercial business loans at December 31, 2004 and December 31, 2003, respectively and undisbursed loan funds totaling $141,862,000 and $122,791,000 in consumer loans at December 31, 2004 and December 31, 2003, respectively.

     Accrued interest receivable related to loans outstanding at December 31, 2004 and 2003 totaled $21,502,000 and $15,189,000, respectively.

     Loans delinquent greater than 90 days or in foreclosure were $4,985,000 and $3,342,000 at December 31, 2004 and 2003, respectively, and the related allowance for delinquent interest was $256,000 and $227,000, respectively.

     Loans made to directors and executive officers (defined for this purpose as senior vice presidents and above) totaled $4,435,000 and $4,993,000 at December 31, 2004 and 2003, respectively.

     See Note 9 for loans that were pledged as security for borrowings as of December 31,
2004.

     The following is a summary of the activity in the general loan valuation allowance and the valuation allowance for impaired loans for the periods indicated:

                                                                      Valuation
                                                                       Allowance
                                                          General      for
                                                          Valuation    Impaired
                                                          Allowance      Loans         Total
                                                          ---------    ---------     --------
                                                                  (In thousands)
Balance at December 31, 2001......................     $     72,919 $     1,850  $      74,769
  Transfers.......................................            1,354      (1,354)            --
  Charge-offs.....................................             (372)         --           (372)
  Recoveries......................................            1,322          --          1,322
                                                          ---------    ---------      --------
Balance at December 31, 2002......................           75,223         496         75,719
  Charge-offs.....................................             (103)         --           (103)
  Recoveries......................................              118          --            118
                                                          ---------    ---------      --------
Balance at December 31, 2003......................           75,238         496         75,734
  Provision for loan losses.......................            3,000          --          3,000
  Charge-offs.....................................              (19)         --            (19)
  Recoveries......................................              456          --            456
                                                          ---------    ---------      --------
Balance at December 31, 2004......................     $     78,675 $       496  $      79,171
                                                          =========    =========      ========

     The Bank has certain loans that were sold with recourse. These loans totaled $76,338,000 and $91,003,000 at December 31, 2004 and 2003, respectively. The maximum potential recourse liability associated with loans sold with recourse totaled $18,320,000 and $20,476,000 at December 31, 2004 and December 31, 2003, respectively. Because no additional losses are expected, the repurchase liability associated with these loans was eliminated during 2004.

     The following is a summary of impaired loans, net of valuation allowances for impairment, for the periods indicated:

                                                             At December 31,
                                                          --------------------
                                                            2004         2003
                                                          --------     -------
                                                            (In thousands)
Non-accrual loans.................................     $        -- $      1,782
Modified loans....................................           1,360        1,488
                                                          --------      -------
                                                       $     1,360 $      3,270
                                                          ========      =======

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

     As of December 31, 2004, the Bank's total recorded investment in impaired loans identified in accordance with SFAS 114 was $1,360,000 (after deducting $496,000 of impairment allowances attributable to such loans). As of December 31, 2003, the total recorded investment in impaired loans was $3,270,000 (net of $496,000 of impairment allowances).

     The following is a summary of information pertaining to impaired and non-accrual loans:

                                                                   At December 31,
                                                              ------------------------
                                                                  2004         2003
                                                              -----------   ----------
                                                                  (In thousands)
          Impaired loans without a valuation allowance .   $       1,360   $     3,270
          Impaired loans with a valuation allowance..      $         496   $       496
          Valuation allowance related to impaired loans.   $         496   $       496

          Total non-accrual loans......................    $       4,985   $     3,342

                                                       Years Ended December 31,
                                                  --------------------------------------
                                                     2004           2003          2002
                                                  ----------    ----------    ----------
                                                (In thousands, except per share data)
  Average investment in impaired loans....     $         602 $       4,327 $       4,982
  Interest income recognized on impaired loans $          22 $         226 $         322
  Interest income recognized on a cash basis
   on impaired loans......................     $          16 $         215 $         316

     There were no commitments to lend additional funds to borrowers whose loan terms had been modified for any of these periods.


(5) Real Estate

        The following is a summary of real estate owned at the dates indicated:
                                                                       At December 31,
                                                                   -----------------------
                                                                      2004          2003
                                                                   ---------    ----------
                                                                      (In thousands)
        Real estate acquired by (or deed in lieu of)            $        --   $      1,324
        foreclosure ("REO").................................
        Valuation allowance.................................             --             --
                                                                   ---------    ----------
          Real estate, net..................................    $        --   $      1,324
                                                                   =========    ==========

     Listed below is a summary of the activity in the general valuation allowance for real estate owned for the periods indicated (in thousands):

       Balance at December 31, 2001.............................    $     350
       Reversal of valuation allowance..........................         (150)
                                                                       -------
       Balance at December 31, 2002.............................          200
       Reversal of valuation allowance..........................         (200)
                                                                       -------
       Balance at December 31, 2003.............................           --
                                                                       -------
       Balance at December 31, 2004.............................    $      --
                                                                       =======

     At December 31, 2004, the Bank had $986,000 in real estate held for investment. These properties were acquired from borrowers in settlement of judgments.

        The following table summarizes real estate operations, net:
                                                            For the Years Ended December 31,
                                                           ---------------------------------
                                                             2004         2003       2002
                                                           --------     --------    --------
                                                                  (In thousands)
Net income from operations:
  Gain on sale of REO and real estate held for
    investment.....................................     $       496 $        884 $       765
  Other REO operations.............................            (188)        (104)       (426)
                                                           --------     --------    --------
     Real estate operations, net ..................     $       308 $        780 $       339
                                                           ========     ========    ========

     The Bank acquired $0, $1,582,000 and $1,881,000 of real estate in settlement of loans during 2004, 2003 and 2002, respectively.


(6) Office Properties, Equipment and Lease Commitments

     Office properties and equipment, at cost, less accumulated depreciation and amortization, are summarized as follows:

                                                                 At December 31,
                                                              ---------------------
                                                                2004         2003
                                                              ---------    --------
                                                                (In thousands)
Land...................................................    $     6,713  $     3,861
Office buildings.......................................          6,568        5,333
Furniture, fixtures and equipment......................         17,195       14,773
Leasehold improvements.................................          9,102        8,634
Other..................................................            646        1,160
                                                              ---------    --------
                                                                40,224       33,761
Less accumulated depreciation and amortization.........         24,343       23,193
                                                              ---------    --------
                                                           $    15,881  $    10,568
                                                              =========    ========

     The Bank is obligated under non-cancelable operating leases for periods ranging from five to thirty years. The leases are for certain of the Bank's office facilities. Approximately half of the leases for office facilities contain five and ten year renewal options. Minimum rental commitments at December 31, 2004 under all non-cancelable leases are as follows (in thousands):

2005.............................$     4,968
2006.............................      4,694
2007.............................      4,347
2008.............................      3,008
2009.............................        605
Thereafter.......................      1,408
                                    ---------
                                 $    19,030
                                    =========

     Rent expense under these leases was $4,836,000, $4,690,000 and $4,673,000 for 2004, 2003 and 2002, respectively. Certain leases require the Bank to pay property taxes and insurance. Additionally, certain leases have rent escalation clauses based on specified indices.

(7) Federal Home Loan Bank Stock

     The Bank's investment in FHLB stock at December 31, 2004 and 2003 was $143,425,000 and $87,775,000, respectively. The FHLB provides a central credit facility for member institutions. As a member of the FHLB system, the Bank is required to own capital stock in the FHLB in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid home loans, home purchase contracts and similar obligations at the end of each calendar year, assuming for such purposes that at least 30% of its assets were home mortgage loans, or 4.7% of its advances (borrowings) from the FHLB. The Bank was in compliance with this requirement at December 31, 2004. The Bank's investment in FHLB stock was pledged as collateral for advances from the FHLB at December 31, 2004 and 2003. The fair value of the Bank's FHLB stock approximates book value due to the Bank's ability to redeem such stock with the FHLB at par value. During 2003, the FHLB amended the redemption policy requiring 5 years written notice to redeem stock effective 2004. Accrued dividends on FHLB stock totaled $1,310,000 and $711,000 at December 31, 2004 and December 31, 2003,
respectively.

(8) Deposits

        Deposit account balances are summarized as follows:

                                                               At December 31,
                                                    -----------------    -----------------
                                                          2004                 2003
                                                    -----------------    -----------------
                                                     Amount        %       Amount        %
                                                    ---------   -----    ---------    ----
                                                            (Dollars in thousands)
Variable rate non-term accounts:
Money market deposit accounts (weighted average
   rate of 1.61% and 1.43%)..................    $  1,328,230    35%  $  1,373,240     54%
Interest-bearing checking accounts (weighted
   average rate of 0.23% and 0.26%)..........         279,912     8        232,247      9
Passbook accounts (weighted average rate of
   1.00%                                              121,355     3        124,427      5
      and 1.10%).............................
Non-interest bearing checking accounts.......         276,438     7        239,357     10
                                                    ---------   -----    ---------    ----
                                                    2,005,935    53      1,969,271     78
                                                    ---------   -----    ---------    ----
Fixed-rate term certificate accounts:
Under six-month term (weighted average rate of
   2.06% and 1.00%)..........................         373,907    10         32,062      1
Six-month term (weighted average rate of 1.96%
   and 1.06%)................................         359,871    10         79,201      3
Nine-month term (weighted average rate of 2.27%
   and 1.25%)................................         526,587    14         15,126      1
One year to 18-month term (weighted average rate
   of 1.84% and 1.53%).......................         193,038     5        178,858      6
Two year to 30-month term (weighted average rate
   of 2.40% and 2.63%).......................          52,441     1         42,187      2
Over 30-month term (weighted average rate of
   3.71% and 3.88%)..........................         133,402     4        123,966      5
Negotiable certificates of $100,000 and greater,
   30 day to one year terms (weighted average
   rate of   1.97% and 1.25%)................         115,984     3         97,727      4
                                                    ---------   -----    ---------    ----
                                                    1,755,230    47        569,127     22
                                                    ---------   -----    ---------    ----
Total deposits (weighted average rate of 1.65%
   and 1.29%)................................    $  3,761,165   100%  $  2,538,398    100%
                                                    =========   =====    =========    ====

     Certificates  of deposit,  placed  through  four major  national  brokerage
firms,   totaled   $1,192,657,000   and  $0  at  December  31,  2004  and  2003,
respectively.

     Cash payments for interest on deposits (including interest credited) totaled $35,308,000, $42,108,000 and $65,830,000 during 2004, 2003 and 2002, respectively. Accrued interest on deposits at December 31, 2004 and 2003 totaled $7,746,000 and $895,000, respectively, and is included in accrued expenses and other liabilities in the accompanying Consolidated Balance Sheets.

     Certificates of deposit of $100,000 or more with 30 day to one year terms amounted to $115,984,000 and $97,727,000 at December 31, 2004 and December 31, 2003, respectively.

     The following table indicates the maturities and weighted average interest rates of the Bank's deposits:

                            Non-Term                                              There-
                            Accounts         2005        2006         2007        after       Total
                            ---------     ---------    ----------   ----------   ---------   --------
                                                      (Dollars in thousands)
Deposits at
  December 31, 2004......$  2,005,935 $   1,643,035 $     70,175   $   24,980   $   17,040  $ 3,761,165
Weighted average
  Interest rates.........        1.16%         2.15%        2.75%        3.45%        3.43%        1.65%

        Interest expense on deposits is summarized as follows:

                                                                  For the Years Ended December 31,
                                                               -------------------------------------
                                                                  2004          2003        2002
                                                               ----------    ---------    ----------
                                                                        (In thousands)
Passbook accounts.......................................    $      1,287  $      1,370 $      1,559
Money market deposits and interest-bearing checking
  accounts..............................................          20,953        21,920       24,024
Certificate accounts....................................          19,919        15,814       35,225
                                                               ----------    ---------    ----------
                                                            $     42,159  $     39,104 $     60,808
                                                               ==========    =========    ==========

(9) Federal Home Loan Bank Advances

        FHLB advances consist of the following at December 31:

                                                                  2004          2003
                                                               ---------      ---------
                                                                    (In thousands)
    Advances from the FHLB of San Francisco with
    a weighted average interest rate of 2.59% and
    2.88%, respectively, secured by FHLB stock
    and certain real estate loans with unpaid
    principal balances of approximately $4.4
    billion at December 31, 2004,
    advances mature through 2010.........................     $3,004,600     $1,694,000
                                                              ==========     ==========

     At December 31, 2004 and 2003, accrued interest payable on FHLB advances totaled $213,000 and $134,000, respectively, which is included in accrued expenses and other liabilities in the accompanying Consolidated Balance Sheets.

     The Bank has a credit facility with the FHLB in the form of advances and lines of credit which allows borrowings up to 60% of the Bank's assets, as computed for regulatory purposes, or approximately $4,481,399 at December 31, 2004, with terms up to 30 years.

     The following is a summary of FHLB advance maturities at December 31, 2004 (in thousands):

                    2005............................ $2,604,600
                    2006............................    280,000
                    2007............................     85,000
                    2008............................     10,000
                    2009............................      5,000
                    Thereafter.......................    20,000
                                                      ---------
                                                     $3,004,600
                                                      =========

     Cash payments for interest on borrowings (including reverse repurchase agreements - see Note 10) totaled $58,248,000, $49,393,000 and $67,579,000 during 2004, 2003 and 2002, respectively.

     Interest expense on borrowings is comprised of the following for the years indicated:

                                                           For the Years Ended December 31,
                                                         ------------------------------------
                                                           2004          2003        2002
                                                         ---------     --------    ----------
                                                                  (In thousands)
FHLB advances....................................     $     56,789 $     47,299 $     63,253
Reverse repurchase agreements....................            1,964        1,800        3,453
Other............................................              278          139          905
                                                         ---------     --------    ----------
                                                      $     59,031 $     49,238 $     67,611
                                                         =========     ========    ==========

     Other interest expense in 2003 and 2002 includes the additional accruals and reversals of accrued interest due to the Internal Revenue Service and Franchise Tax Board. See Note 11.


(10) Securities Sold Under Agreements to Repurchase

     The Bank enters into sales of securities under agreements to repurchase (reverse repurchase agreements) which require the repurchase of the same securities. Reverse repurchase agreements are treated as financing arrangements, and the obligation to repurchase securities sold is reflected as a borrowing in the Consolidated Balance Sheets. The mortgage-backed securities underlying the agreements were delivered to the dealer who arranged the transactions or its trustee.

     At December 31, 2004, $187,000,000 in reverse repurchase agreements were collateralized by mortgage-backed securities totaling $80,687,000 and CMO's totaling $116,644,000. At December 31, 2003, $122,622,000 in reverse repurchase agreements were collateralized by mortgage-backed securities totaling $114,360,000 and CMO's with principal balances totaling $11,347,000.

        The weighted average interest rates for borrowings under reverse repurchase agreements were 2.24% and 1.12%, respectively, at December 31, 2004 and December 31, 2003.

     Securities sold under agreements to repurchase averaged $129,192,000 and $139,568,000 during 2004 and 2003, respectively, and the maximum amounts outstanding at any month-end during 2004 and 2003 were $192,000,000 and $154,021,000 respectively.


     The following is a summary of maturities at December 31, 2004 (in thousands):

                    Up to 30 days.................... $ 12,000
                    30 to 90 days....................       --
                    Over 90 to 182 days..............  175,000
                                                      --------
                                                      $187,000
                                                      ========

     Accrued interest on securities sold under agreements to repurchase which is included in accrued expenses and other liabilities in the accompanying
Consolidated Balance Sheets was $796,000 and $370,000 at December 31, 2004 and 2003, respectively.

(11)    Income Taxes

        Income taxes (benefit) consist of the following:

                                                              2004         2003       2002
                                                            --------     -------     --------
                                                                   (In thousands)
    Current:
      Federal.......................................    $     42,297 $    32,136 $     32,615
      State.........................................          13,747      13,842       10,866
                                                            --------     -------     --------

                                                              56,044      45,978       43,481
                                                            --------     -------     --------
    Deferred:
      Federal.......................................          (6,842)      2,694       (2,920)
      State.........................................          (1,588)     (4,456)        (412)
                                                            --------     -------     --------
                                                              (8,430)     (1,762)      (3,332)
                                                            --------     -------     --------
    Total:
      Federal.......................................          35,455      34,830       29,695
      State.........................................          12,159       9,386       10,454
                                                            --------     -------     --------
                                                        $     47,614 $    44,216 $     40,149
                                                            ========     =======     ========

     A reconciliation of the statutory federal corporate income tax rate to the Company's effective income tax rate follows:

                                                       Year Ended December 31,
                                                   --------------------------------
                                                     2004         2003       2002
                                                   ---------    -------    --------
Statutory federal income tax rate ..........           35.0%      35.0%      35.0%
Increase in taxes resulting from:
State franchise tax, net of federal income tax          7.0        5.6        7.1
benefit.....................................
Other, net..................................             --        0.1         --
                                                   ---------    -------    --------
Effective rate..............................           42.0%      40.7%      42.1%
                                                   =========    =======    ========

     Cash payments for income taxes totaled $53,471,000, $38,727,000 and $44,257,000 during 2004, 2003 and 2002, respectively.

     There were no income taxes receivable at December 31, 2004 or December 31, 2003.

     Listed below are the significant components of the net deferred tax (asset) and liability:

                                                                  At December 31,
                                                              -----------------------
                                                                 2004          2003
                                                              ----------    ---------
                                                                 (In thousands)
Components of the deferred tax asset:
  Bad debts...........................................     $   (36,064)  $   (36,965)
  Pension expense.....................................          (5,565)       (4,763)
  State taxes.........................................          (4,303)       (2,745)
  Core deposit intangible asset.......................          (2,535)       (2,147)
  Other...............................................          (4,374)       (3,443)
                                                              ----------    ---------
    Total deferred tax asset..........................         (52,841)      (50,063)
                                                              ----------    ---------
Components of the deferred tax liability:
  Loan fees...........................................           3,346        11,002
  FHLB stock dividends................................          23,820        21,776
  Tax effect of unrealized gain on
     securities available-for-sale....................             644           792
  Other...............................................             451           491
                                                              ----------    ---------
    Total deferred tax liability......................          28,261        34,061
                                                              ----------    ---------
Net deferred tax asset................................     $   (24,580)  $   (16,002)
                                                              ==========    =========

     The Company did not have a valuation allowance for the deferred tax asset at December 31, 2004 or 2003, as it is more likely than not that the deferred tax asset will be realized.

     The Internal Revenue Service ("IRS") has examined the Company's consolidated federal income tax returns for tax years up to and including 2000. The adjustments proposed by the IRS were primarily related to temporary differences as to the recognition of certain taxable income and expense items. While the Company had provided for deferred taxes for federal and state purposes, the change in the period of recognition of certain income and expense items resulted in interest due to the IRS and the Franchise Tax Board ("FTB"). Interest accruals of $260,000 and $0 were recorded during 2004 and 2003, respectively for interest on amended returns. During 2004, interest payments totaling $252,000 were paid in settlement for tax years 1999 and 2000. The balance of accrued interest payable for amended returns was $408,000 and $400,000 as of December 31, 2004 and December 31, 2003, respectively.

     The Bank is required to use the specific charge-off method of accounting for bad debts for Federal income tax purposes. Prior to 1995, the Bank used the reserve method of accounting for bad debts. The Consolidated Balance Sheets at December 31, 2004 and 2003 do not include a tax liability of $5,356,000 related to the adjusted base year bad debt reserve that was created when we were on the reserve method. The base year reserve is subject to recapture if: (1) we fail to qualify as a "bank" for federal income tax purposes; (2) certain distributions are made with respect to the stock of the Bank; (3) the bad debt reserves are used for any purpose other than to absorb bad debt losses; or (4) there is a change in federal tax law. Management does not expect any of these events to occur.

(12) Stockholders' Equity and Earnings Per Share

     The Company's stock charter authorizes 5,000,000 shares of serial preferred stock. As of December 31, 2004, no preferred shares had been issued.

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

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk weighted assets (as defined). Management believes that the Bank meets all capital adequacy requirements to which it is subject as of December 31, 2004.

     As of December 31, 2004, the most recent notification from the OTS indicated that the Bank was well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since December 31, 2004 that management believes have changed the Bank's classification.

     The following table summarizes the Bank's regulatory capital and required capital as of the dates indicated:

                                                          December 31, 2004
                                         -----------------------------------------------------
                                                                      Tier 1
                                          Tangible      Core         Risk-based    Risk-based
                                          Capital       Capital       Capital        Capital
                                         ----------    ----------   ------------   -----------
                                                        (Dollars in thousands)
Actual capital:
   Amount.............................$  446,662    $  446,662    $   446,662    $  499,151
   Ratio.............................       5.99%         5.99%         10.70%        11.96%
FIRREA minimum required capital:
   Amount.............................$  111,933    $  298,489    $        --    $  333,838
   Ratio..............................      1.50%         4.00%            --%         8.00%
FIRREA well capitalized required capital:
   Amount.............................$       --    $  373,111    $   250,378    $  417,297
   Ratio..............................        --%         5.00%          6.00%        10.00%

                                                          December 31, 2003
                                         -----------------------------------------------------
                                                                      Tier 1
                                         Tangible      Core         Risk-based     Risk-based
                                          Capital       Capital       Capital       Capital
                                         ----------    ----------   ------------   -----------
                                                        (Dollars in thousands)
Actual capital:
   Amount.............................$  408,524    $  408,524    $   408,524    $  443,867
   Ratio..............................      8.48%         8.48%         14.66%        15.92%
FIRREA minimum required capital:
   Amount.............................$   72,254    $  192,678    $        --    $  223,005
   Ratio..............................      1.50%         4.00%            --%         8.00%
FIRREA well capitalized
 required capital:
   Amount.............................$       --    $  240,848    $   167,254    $  278,757
   Ratio..............................        --%         5.00%          6.00%        10.00%


     The payment of dividends is subject to certain federal income tax consequences. Specifically, the Bank is capable of paying dividends to the Company in any year without incurring tax liability only if such dividends do not exceed both the tax basis current year income and profits and accumulated tax income and profits as of the beginning of the year.

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

     The Company may loan up to $6,000,000 to the Employee Stock Ownership Plan ("ESOP") under a line of credit loan. At December 31, 2004, the outstanding loan to the ESOP totaled $45,000. At December 31, 2003, the outstanding loan to the ESOP totaled $104,000. Interest on any outstanding loan balance is due each December 31. Interest varies based on the Bank's monthly cost of funds. The average rates paid during 2004 and 2003 were 1.91% and 2.18%, respectively.

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

(13) Employee Benefit Plans

     The Bank maintains a qualified defined  contribution plan established under
Section 401 (k) of the Internal Revenue Code, as amended (the "401(k) Plan"). Participants are permitted to make contributions on a pre-tax basis, a portion of which is matched by the Bank. The 401(k) Plan expense was $500,000, $540,000 and $310,000 for 2004, 2003 and 2002, respectively.

     The Bank has a Supplementary Executive Retirement Plan ("SERP") which covers any individual employed by the Bank as its Chief Executive Officer or Chief Operating Officer. The pension expense for the SERP was $1,381,000, $1,287,000 and $1,161,000 in 2004, 2003 and 2002, respectively. The SERP is unfunded. The expected contribution to the SERP during 2005 is $287,000.

     The discount rates used in determining the actuarial value of benefit obligations were 5.75% and 6.00%, respectively, as of December 31, 2004 and 2003. The rate of increase in future compensation levels used in determining the pension cost for the SERP was 4.0% as of December 31, 2004 and 4.0% as of 2003. The plan had no assets at December 31, 2004 or 2003.

     The following table sets forth the funded status of the SERP and amounts recognized in the Company's financial statements for the years indicated:

                                                                          At December 31,
                                                                       ---------------------
                                                                         2004         2003
                                                                       ---------    --------
                                                                         (In thousands)
Change in Benefit Obligation
       Projected benefit obligation, beginning of the year.....     $   10,185   $    9,161
       Service cost............................................            488          447
       Interest cost...........................................            607          586
       Benefits paid...........................................           (286)        (287)
       Actuarial gain..........................................            754          278
                                                                       ---------    --------
       Projected benefit obligation, end of the year...........     $   11,748   $   10,185
                                                                       =========    ========
Change in Plan Assets
       Benefits Paid...........................................     $     (286)  $       --
       Employer contributions..................................            286           --
       Funded status...........................................        (11,748)     (10,185)
       Unrecognized transition obligation......................             --           --
       Unrecognized prior service cost.........................             15          149
       Unrecognized loss.......................................          2,717        2,115
                                                                       ---------    --------
       Net amount recognized...................................     $   (9,016)  $   (7,921)
                                                                       =========    ========
Components of Net Periodic Benefit Cost
       Service cost............................................     $      488   $      447
       Interest cost...........................................            607          586
       Amortization of net loss................................            151          119
       Amortization of unrecognized prior service cost.........            135          135
                                                                       ---------    --------
       Pension cost............................................     $    1,381   $    1,287
                                                                       =========    ========

     The projected benefit obligation, accumulated benefit obligation, and fair value of assets were $11,748,000, $9,944,000, and $0 respectively, at December 31, 2004 and $10,185,000, $8,604,000, and $0, respectively, at December 31,
2003.

     The Bank has a profit sharing plan (the "ESOP") for all eligible employees and officers who have completed one year of continuous service. The ESOP is accounted for in accordance with SOP 93-6. At December 31, 2004, the ESOP held 4.46% of the outstanding stock of the Company. Profit sharing expense for the years ended December 31, 2004, 2003 and 2002 was $2,530,000, $2,030,000 and
$2,024,000, respectively. The amount of the contribution made by the Bank is determined each year by the Board of Directors, but is not to exceed 15% of the participants' aggregated compensation. The Bank does not offer post-retirement benefits under this plan.

     At December 31, 2004 and 2003 total allocated ESOP shares were 695,245 and 767,486 shares, respectively. At December 31, 2004 and 2003 total unallocated ESOP shares were 1,162 and 3,426 shares, respectively. The fair value of unallocated ESOP shares totaled $60,000 and $149,000 at December 31, 2004 and 2003, respectively.

Stock Compensation Plans

     At December 31, 2004, the Company had two stock-based compensation programs, which are described below. The Company applies APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock compensation plans.

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

     Under the 1994 Stock Option and Stock Appreciation Rights Plan (the "1994 Plan"), the Company may grant options to employees of the Bank for up to 3,000,000 shares of common stock, subject to limitations set forth under the 1994 Plan. Under the 1994 Plan, the exercise price of each option equals the market value of the Company's stock on the date of the grant, and the maximum term of an option is 10 years. Options typically begin to vest on the second anniversary date of the grant.

     The Company also has a stock option plan for outside directors, the 1997 Non-employee Directors Stock Incentive Plan (the "Directors Stock Plan"). The Directors Stock Plan provides for the issuance of up to 400,000 shares of common stock to non-employee directors of the Company. The exercise price of each option equals the market value of the Company's stock on the date of the grant, and the maximum term of an option is 10 years plus one month. Options typically vest 100% on the one year anniversary date of the grant.

The following table summarizes information about stock option activity during the periods indicated:

                                                                 --------------------------------
                 Options Outstanding                               2004         2003      2002
                                                                 ---------   ---------   --------
     (Weighted average option prices)                                      (In shares)

Beginning of Year ($19.68, $17.08 and $15.51)..............       808,248     857,682     819,915
       Granted ($42.24, $29.55 and $26.75).................       131,785     150,510     134,900
       Exercised ($13.20, $12.73 and $10.98)...............      (150,011)   (149,664)    (33,006)
       Canceled ($30.67, $26.89 and $20.53)................       (64,564)    (50,280)    (64,127)
                                                                 ---------   ---------   --------
End of Year ($48.07, $19.68 and $17.08)....................       725,458     808,248     857,682
                                                                 =========   =========   ========
       Shares exercisable at December 31, ($17.39, $15.50
         and $13.41).......................................       354,398     352,004     407,401
                                                                 =========   =========   ========

     Additional information with respect to stock options outstanding at December 31, 2004 follows:

                                                                  Price Ranges
                                              -----------------------------------------------------
                                              ($6.94 - $16.13) ($16.14 - $27.05)  ($27.06 - $43.00)
Options outstanding:
Number of outstanding shares.................    276,671           173,312            275,475
Weighted-average contractual life ...........       3.83              5.63               7.96
Weighted-average exercise price .............     $13.28            $23.07             $35.44

Options exercisable:

Number of exercisable shares.................    207,778           115,880             30,740
Weighted-average exercise price .............     $12.75            $22.08             $31.06

(14) Parent Company Financial Information

     The following condensed parent company financial information should be read in conjunction with the other Notes to the Consolidated Financial Statements.

CONDENSED BALANCE SHEETS

                                                                      At December 31,
                                                                  ----------------------
                                                                    2004         2003
                                                                  ---------    ---------
                                                                     (In thousands)
Assets:
Cash.......................................................    $    23,607  $    18,990
Other assets...............................................            908          449
Investment in subsidiary...................................        453,074      417,236
                                                                  ---------    ---------
                                                               $   477,589  $   436,675
                                                                  =========    =========
Liabilities and Stockholders' Equity:
Other liabilities..........................................            115          108
Stockholders' equity.......................................        477,474      436,567
                                                                  ---------    ---------
                                                               $   477,589  $   436,675
                                                                  =========    =========

                                                                Year Ended December 31,
                                                           ----------------------------------
CONDENSED STATEMENTS OF INCOME AND                           2004         2003        2002
                                                           --------     --------    ---------
                 COMPREHENSIVE INCOME                               (In thousands)
Dividends received from Bank.......................     $    30,000 $        --  $     20,000
Equity in undistributed net income of subsidiary ..          36,077      64,605        35,254
Other expense, net.................................            (235)       (130)          (82)
                                                           --------     --------    ---------
Net Income.........................................          65,842      64,475        55,172

Change in other comprehensive income, net of taxes.            (204)     (1,110)         (790)
                                                           --------     --------    ---------
Comprehensive Income...............................     $    65,638 $    63,365  $     54,382
                                                           ========     ========    =========

                                                               Year Ended December 31,
                                                           --------------------------------
CONDENSED STATEMENTS OF CASH FLOWS                           2004        2003        2002
                                                           --------    --------     -------
                                                                   (In thousands)
Net Cash Flows from Operating Activities:
  Net income.......................................     $   65,842  $   64,475  $    55,172
  Adjustments to reconcile net income to
       net cash provided by operating activities:
    Equity in undistributed
       net income of subsidiary....................        (36,077)    (64,605)     (35,254)
    Depreciation expense...........................             --          62          160
    Other..........................................           (415)       (646)          25
                                                           --------    --------     -------
    Net cash provided (used) by operating activities        29,350        (714)      20,103
                                                           --------    --------     -------
Cash Flows from Investing Activities:
    Decrease in fixed assets.......................             --         197           --
                                                           --------    --------     -------
    Net cash used in investing activities..........             --         197           --
                                                           --------    --------     -------
Cash Flows from Financing Activities:
    Purchase of treasury stock.....................        (28,049)       (965)      (8,832)
    (Increase) decrease in unreleased shares.......             72         472         (597)
    Exercise of stock options......................          3,244       2,053        1,010
                                                           --------    --------     -------
Net cash provided by (used in) financing activities        (24,733)      1,560       (8,419)
                                                           --------    --------     -------
Net increase in cash...............................          4,617       1,043       11,684
Cash at beginning of period........................         18,990      17,947        6,263
                                                           --------    --------     -------
Cash at end of period..............................     $   23,607  $   18,990  $    17,947
                                                           ========    ========     =======

(15) Quarterly Results of Operations (unaudited)

     Summarized below are the Company's results of operations on a quarterly basis for 2004, 2003 and 2002:

                                                                                                 Diluted
                                        Provision                                     Basic     Earnings
                   Interest  Interest   for Loan     Other  Non-Interest   Net      Earnings       per
                   Income    Expense     Losses     Income    Expense     Income    per Share     Share
                   -------   --------   --------    ------    -------    --------    -------    --------
                                           (In thousands, except per share data)
First quarter
2004............$   58,517 $  20,804   $      --  $   3,461 $   15,282 $   14,977     $   0.88  $   0.86
2003............    60,839    23,324          --      3,348     14,116     15,478         0.92      0.89
2002............    70,776    36,788          --      2,699     15,311     12,368         0.72      0.70
Second quarter
2004............$   61,360 $  21,373   $      --  $   4,040 $   15,351 $   16,553     $   0.99  $   0.96
2003............    59,412    22,350          --      3,393     13,429     15,633         0.92      0.90
2002............    65,923    32,943          --      2,494     14,233     12,287         0.71      0.70
Third quarter
2004............$   64,999 $  26,133   $      --  $   9,326 $   17,694 $   17,872     $   1.09  $   1.06
2003............    58,344    21,814          --      5,590     13,522     18,203         1.07      1.04
2002............    64,741    31,312          --      8,711     14,107     16,226         0.94      0.92
Fourth quarter
2004............$   77,846 $  32,880   $   3,000  $   4,469 $   18,045 $   16,440     $   1.00  $   0.97
2003............    57,286    20,854          --      4,410     14,522     15,161         0.89      0.87
2002............    62,438    27,376          --      4,170     14,561     14,291         0.84      0.83
Total year
2004............$  262,722 $ 101,190   $   3,000  $  21,296 $   66,372 $   65,842     $   3.95  $   3.85
2003............   235,881    88,342          --     16,741     55,589     64,475         3.80      3.70
2002............   263,878   128,419          --     18,074     58,212     55,172         3.22      3.15

(16) Fair Value of Financial Instruments

     The  following   table  presents  fair  value   information  for  financial
instruments for which a market exists:

                                                                 At December 31,
                                            --------------------------------------------------------
                                                        2004                          2003
                                            ---------------------------    -------------------------
                                            Carrying                       Carrying
                                              Value         Fair Value       Value        Fair Value
                                            ----------    -------------    ----------     ----------
                                                                 (In thousands)
Mortgage-backed securities ............  $     97,059  $       97,059   $     135,176 $     135,176
U.S. Government securities ............            --              --             200           200
Collateralized mortgage obligations ...       250,586         250,586         116,211       116,211
Loans held-for-sale ...................            --              --             492           494


     The following table presents fair value information for financial instruments shown in the Company's Consolidated Balance Sheets for which there is no readily available market. The fair values for these financial instruments were calculated by discounting expected cash flows. Because these financial instruments have not been evaluated for possible sale and because management does not intend to sell these financial instruments, the Company does not know whether the fair values shown below represent values at which the respective financial instruments could be sold.

                                                                  At December 31,
                                            -----------------------------------------------------------
                                                        2004                            2003
                                            ----------------------------    ---------------------------
                                                             Calculated                     Calculated
                                             Historical      Fair Value     Historical      Fair Value
                                                Cost           Amount          Cost           Amount
                                            ------------    ------------    -----------    ------------
                                                                   (In thousands)
ASSETS
Adjustable loans:
  Single family .......................  $   4,576,671   $    4,619,960  $   2,439,962  $    2,527,181
  Multi-family ........................      1,817,727        1,820,991      1,526,186       1,582,830
  Commercial  .........................        309,491          315,807        314,524         336,909
Fixed rate loans:
  Single family .......................          9,210            9,390         13,665          14,610
  Multi-family ........................         10,250           10,571         21,585          23,459
  Commercial  .........................         17,710           18,342         30,749          33,807
Commercial business loans..............         59,993           59,845         34,424          35,372
Construction loans.....................         20,288           21,476          9,053           9,370
Consumer loans.........................         61,396           61,641         57,670          49,998
Non-performing loans ..................          4,985            4,985          3,342           3,342

LIABILITIES
Fixed-term certificate accounts .......      1,755,230        1,754,787        569,127         578,754
Non-term deposit accounts .............      2,005,935        2,005,935      1,969,271       1,969,271
Borrowings ............................      3,191,600        3,189,486      1,816,622       1,843,890

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

Cash and Cash Equivalents

     The carrying amounts reported in the Consolidated Balance Sheets for this item approximate fair value.

Investment Securities and Mortgage-Backed Securities

     Fair values are based on bid prices published in financial newspapers or bid quotations received from national securities dealers.

Loans Receivable

     The  portfolio  is  segregated  into those loans with  adjustable  rates of interest and those with fixed rates of interest. Fair values are based on discounting future cash flows by the current rate offered for such loans with similar remaining maturities and credit risk. The amounts so determined for each loan category are reduced by the Bank's allowance for loans losses which thereby takes into consideration changes in credit risk. At December 31, 2004, the Bank had outstanding commitments to fund $681,320,000 in real estate mortgage loans, and undisbursed funds totaling $76,884,000 in commercial business loans and $141,862,000 in consumer loans, respectively. All loan commitments are substantially at fair value. There is no value associated with the Bank's commitment to originate these loans.

Non-performing Loans

     The carrying amounts reported in the Consolidated Balance Sheets for these assets approximate fair value.

Deposits

     The fair value of deposits with no stated term, such as regular passbook accounts, money market accounts and checking accounts, is defined by SFAS No. 107 as the carrying amounts reported in the Consolidated Balance Sheets. The fair value of deposits with a stated maturity, such as certificates of deposit, is based on discounting future cash flows by the current rate offered for such deposits with similar remaining maturities.

Borrowings

     For short-term borrowings, fair value approximates carrying value. For long-term fixed rate borrowings, fair value is based on discounting future contractual cash flows by the current interest rate paid on such borrowings with similar remaining maturities.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM






Board of Directors and Stockholders

FirstFed Financial Corp. and Subsidiary

We have audited the consolidated balance sheet of FirstFed Financial Corp. and subsidiary as of December 31, 2004, and the related consolidated statements of income, stockholders' equity, and cash flows for the year ended December 31, 2004. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of FirstFed Financial Corp. and subsidiary as of December 31, 2004, and the consolidated results of their operations and their consolidated cash flows for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the effectiveness of FirstFed Financial Corp. and subsidiary's internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2005 expressed an unqualified opinion thereon.



Grant Thornton LLP



Los Angeles, California
February 24, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM







The Board of Directors
FirstFed Financial Corp.:

We have audited the accompanying consolidated balance sheet of FirstFed Financial Corp and subsidiary as of December 31, 2003, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FirstFed Financial Corp. and subsidiary as of December 31, 2003, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2003, in conformity with U.S. generally accepted accounting principles.



KPMG LLP



Los Angeles, California
January 28, 2004

ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective September 2, 2004, based on a recommendation of the Audit Committee of our Board of Directors, we dismissed our independent public accountants, KPMG LLP. KPMG LLP's reports on our financial statements for the past two fiscal years ended December 31, 2003 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. During the two fiscal years ended December 31, 2003 and during the subsequent interim period through the date of dismissal, September 2, 2004, there were not any disagreements between us and KPMG LLP on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, or any reportable events as defined under Item 304(a)(1)(v) of Regulation S-K promulgated by the Securities and Exchange Commission.

A copy of a letter addressed to the Securities and Exchange Commission from KPMG LLP stating that it agrees with the above statements is incorporated by reference into this Form 10-K as Exhibit 16.

Also  effective  September  2, 2004,  based upon a  recommendation  of the Audit
Committee of our Board of Directors, we engaged the firm of Grant Thornton LLP to be our independent registered public accounting firm. We did not consult Grant Thornton LLP prior to September 2, 2004 with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or concerning any disagreement or reportable event with KPMG LLP.

Item 9A.  Controls and Procedures
--------  -----------------------

Management's Evaluation of Disclosure Controls and Procedures

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

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. In order to evaluate the effectiveness  of internal  control  over  financial  reporting,  as required by
Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on its assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2004, based on criteria in Internal Control - Integrated Framework issued by the COSO. Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Management's Certifications


The certifications of the Company's Chief Executive Officer and Chief Financial Officer required by the Sarbanes-Oxley Act have been included as Exhibits 31 and 32 in the Company's Form 10-K. In addition, in 2004, the Company's Chief
Executive Officer provided to the New York Stock Exchange the annual CEO certification regarding the Company's compliance with the New York Stock Exchange's corporate governance listing standards.

               REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING
             FIRM ON MANAGEMENT'S ASSESSMENT OF THE EFFECTIVENESS OF
         INTERNAL CONTROL OVER FINANCIAL REPORTING AND THE EFFECTIVENESS
                  OF INTERNAL CONTROL OVER FINANCIAL REPORTING


Board of Directors and Stockholders
FirstFed Financial Corp. and Subsidiary

We have audited management's assessment, included in the accompanying FirstFed Financial Corp. and subsidiary's "Management's Report on Internal Control over Financial Reporting," that FirstFed Financial Corp. and subsidiary maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). FirstFed Financial Corp. and subsidiary's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that FirstFed Financial Corp. and subsidiary maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in COSO. Also in our opinion, FirstFed Financial Corp. and subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of FirstFed Financial Corp. and subsidiary as of December 31, 2004, and the related consolidated statements of income, stockholders' equity, and cash flows for the year ended December 31, 2004 and our report dated February 24, 2005 expressed an unqualified opinion.



Grant Thornton LLP

Los Angeles, California
February 24, 2005

                                    PART III

ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding directors and executive officers appearing on page 5 of the Proxy Statement for the Annual Meeting of Stockholders' to be held April 20, 2005 (the "Proxy Statement") is incorporated herein by reference.

ITEM 11 -- EXECUTIVE COMPENSATION

     Information regarding executive compensation appearing on page 8 of the Proxy Statement is incorporated herein by reference.

ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding security ownership of certain beneficial owners and management appearing on pages 2, 3 and 11 of the Proxy Statement incorporated herein by reference. Information regarding securities authorized for issuance under equity compensation plans appearing on page 11 of the Proxy Statement is incorporated herein by reference.

ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information   regarding  certain  relationships  and  related  transactions appearing on page 11 of the Proxy Statement is incorporated herein by reference.

ITEM 14 --PRINCIPAL ACCOUNTING FEES AND SERVICES

     Information regarding principal accounting fees and services appearing on page 15 of the Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 15 -- EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
           FORM 8K

                     FIRSTFED FINANCIAL CORP. AND SUBSIDIARY
 EXHIBIT
 NUMBER
 -------------
  (3.1) Restated Certificate of Incorporation filed as Exhibit 3.1 to Form 10-K for the fiscal year ended December 31, 1999 and incorporated by reference.
  (3.2) By-laws filed as Exhibit (1)(a) to Form 8-A dated September 4,1987 and incorporated by reference.
  (4.1) Amended and Restated Rights Agreement dated as of September 25, 1998, filed as Exhibit 4.1 to Form 8-A/A, dated September 25, 1998 and incorporated by reference.
 (10.1) Deferred Compensation Plan filed as Exhibit 10.3 to Form 10-K for the fiscal year ended December 31, 1983 and incorporated by reference. (10.2) Supplemental Executive Retirement Plan dated January 16, 1986 filed as
        Exhibit 10.5 to Form 10-K for the fiscal year ended December 31, 1992 and incorporated by reference.
 (10.3) Change of Control Agreement effective September 26, 1996 filed as
        Exhibit 10.4 to Form 10-Q for the Quarter ended September 30, 1996 and Amendment filed as Exhibit 10.3 10.4 for change of control to Form 10-Q for the Quarter ended September 30, 2000 and incorporated by reference.
 (10.4) 1997 Non-employee Directors Stock Incentive Plan filed as Exhibit 1 to
        Form S-8 dated August 12, 1997 and Amendment filed as Exhibit 10.5 to Form 10-Q for the Quarter ended September
        30, 2000, and incorporated by reference.
   (16) Letter from KPMG LLP dated September 8, 2004.
   (21) Registrant's sole subsidiary is First Federal Bank of California, a federal savings bank.
   (23) Independent Auditors' consent. (24) Power of Attorney (included at page
        78).
 (31.1) Certification of Babette E. Heimbuch, Chairman, President and Chief
        Executive Officer of the Company, pursuant to Rule 13a-14(a) of the Exchange Act.
 (31.2) Certification of Douglas J. Goddard, Executive Vice President and Chief
        Financial Officer of the Company, pursuant to Rule 13a-14(a) of the Exchange Act.
 (32.1) Certification of Babette E. Heimbuch, Chairman, President and Chief
        Executive Officer of the Company, pursuant to 18 U.S.C. Section 1350. (32.1) Certification of Douglas J. Goddard, Executive Vice President and Chief
        Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350.

     This 2004 Annual Report on Form 10-K and the Proxy Statement have already been furnished to each stockholder of record who is entitled to receive copies thereof. Copies of these items will be furnished without charge upon request in writing by any stockholder of record on March 1, 2005 and any beneficial owner of Company stock on such date who has not previously received such material and who so represents in good faith and in writing to:

                               Corporate Secretary
                            FirstFed Financial Corp.
                             401 Wilshire Boulevard
                         Santa Monica, California 90401

     Other exhibits will be supplied to any such stockholder at a charge equal to the Company's cost of copying, postage, and handling.

(b) Reports on Form 8-K

     The Company filed reports on Form 8-K during the last quarter of the year ended December 31, 2004 on the following dates: October 7, 2004, October 29, 2004, November 19, 2004, and December 20, 2004. The reports are related to the release of the Company's third quarter earnings and the disclosure of certain other financial data.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 FIRSTFED FINANCIAL CORP.,
                                 a Delaware corporation

Dated this 24th day of February, 2005
                                         By: /s/ Babette E. Heimbuch
                                             -----------------------
                                                 Babette E. Heimbuch
                                                 Chief Executive Officer

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has be signed by the following persons on behalf of the Registrant and in the capacities indicated on the 24th day of February, 2005.



SIGNATURE                              TITLE

                                    Chairman of the Board and
                                    Chief Executive Officer (Principal Executive
/s/ Babette E. Heimbuch             Officer)
---------------------------------
    Babette E. Heimbuch

                                    Director, President and Chief Operating
/s/ James P. Giraldin               Officer
---------------------------------
    James P. Giraldin

                                    Executive Vice President and Chief Financial
/s/ Douglas J. Goddard              Officer
---------------------------------   (Principal Financial Officer)
    Douglas J. Goddard

/s/ Brenda J. Battey                Senior Vice President and Controller
---------------------------------   (Principal Accounting Officer)
    Brenda J. Battey

/s/ Jesse Casso, Jr.                   Director
---------------------------------
    Jesse Casso, Jr.

/s/ Christopher M. Harding             Director
---------------------------------
    Christopher M. Harding

/s/ William G. Ouchi                   Director
---------------------------------
    William G. Ouchi

/s/ William P. Rutledge                Director
---------------------------------
    William P. Rutledge

/s/ Charles F. Smith                   Director
---------------------------------
    Charles F. Smith

/s/ Steven L. Soboroff                 Director
---------------------------------
    Steven L. Soboroff

/s/ John R. Woodhull                   Director
---------------------------------
    John R. Woodhull

                                   Exhibit 16





                Exhibit 99.1 of Form 8-K filed September 9, 2004


                                  Exhibit 99.1




September 8, 2004







Securities and Exchange Commission
Washington, D.C.  20549

Ladies and Gentlemen:


We were previously principal accountants for FirstFed Financial Corp. and, under the date of January 28, 2004, we reported on the consolidated financial statements of FirstFed Financial Corp. as of and for the years ended December 31, 2003 and 2002. On September 2, 2004, our appointment as principal accountants was terminated. We have read FirstFed Financial Corp.'s statements included under Item 4.01(b) of its Form 8-K dated September 8, 2004, and we agree with the statements contained in paragraph (b), except that we are not in a position to agree or disagree with FirstFed Financial Corp.'s statements that the change was approved by the Board of Directors.


Very truly yours,

KPMG LLP

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

3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the consolidated balance sheets, consolidated statements of income and cash flows of the registrant as of, and for, the periods presented in this annual report;

(4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

     (iii)Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (iv) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting;

(5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors:

     (i) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     (ii) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting; and

(6) The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal control over financial reporting or in other factors that could significantly affect internal control over financial reporting subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 24th day of February, 2005

                                            By: /s/ Babette E. Heimbuch
                                                -----------------------
                                                 Babette E. Heimbuch
                                                 Chief Executive Officer

                                  Exhibit 31.2

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Douglas J. Goddard, certify that:

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

(3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the consolidated balance sheets, consolidated statements of income and cash flows of the registrant as of, and for, the periods presented in this annual report;

(4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

    (iii)Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

    (iv) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting;

(5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors:

    (i) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

    (ii)Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting; and

(6) The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal control over financial reporting or in other factors that could significantly affect internal control over financial reporting subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 24th day of February, 2005.

                                            By: /s/ Douglas J. Goddard
                                                -----------------------
                                                    Douglas J. Goddard
                                                    Chief Financial Officer

                                  EXHIBIT 32.1

                                CEO CERTIFICATION

The undersigned, as Chief Executive Officer hereby certifies, to the best of her knowledge and belief, that:

(1) the Form 10-K of FirstFed Financial Corp. (the "Company") for the annual period ended December 31, 2004 (the "Report ") accompanying this certification fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the consolidated balance sheets and consolidated statements of income of the Company for such period.

This certification is made solely for purposes of complying with the provisions of Section 906 of the Sarbanes-Oxley Act of 2003, 18 U.S.C. Section 1350.

                                    FIRSTFED FINANCIAL CORP.
                                    ------------------------
                                    Registrant


Date: February 24, 2005
                           By: /s/ Babette E. Heimbuch
                               -----------------------
                                   Babette E. Heimbuch
                                   Chief Executive Officer

                                  EXHIBIT 32.2


                                CFO CERTIFICATION

The undersigned, as Chief Financial Officer hereby certifies, to the best of his knowledge and belief, that:

(1) the Form 10-K of FirstFed Financial Corp. (the "Company") for the annual period ended December 31, 2004 (the "Report ") accompanying this certification fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the consolidated balance sheets and consolidated statements of income of the Company for such period.

This certification is made solely for purposes of complying with the provisions of Section 906 of the Sarbanes-Oxley Act of 2003, 18 U.S.C. Section 1350.


                                    FIRSTFED FINANCIAL CORP.
                                    ------------------------
                                    Registrant



Date: February 24, 2005
                           By: /s/ Douglas J. Goddard
                               ----------------------
                                   Douglas J. Goddard
                                   Chief Financial Officer and
                                   Executive Vice President