Form 10-Q
period 2005-03-31
FIRSTFED FINANCIAL CORP
filed 2005-05-10
CIK 810536

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes |X| No |_|
Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Act).
                                 Yes |X| No |_|
As of May 1, 2005, 16,531,627 shares of the Registrant's $.01 par value common stock were outstanding.

                                    FirstFed Financial Corp.
                                              Index


                                                                                        Page
Part I.        Financial Information

               Item 1.  Financial Statements

                        Consolidated  Balance Sheets as of March 31, 2005, December        3
                        31, 2004 and March 31, 2004

                        Consolidated  Statements  of Income  for the  three  months        4
                        ended March 31, 2005 and 2004

                        Consolidated  Statements of Cash Flows for the three months        5
                        ended March 31, 2005 and 2004

                        Notes to Consolidated Financial Statements                         6

               Item 2.  Management's   Discussion   and   Analysis   of   Financial        9
                        Condition and Results of Operations

               Item 3.  Quantitative and Qualitative Disclosures About Market Risk        20

               Item 4.  Controls and Procedures                                           20

Part II.       Other Information (omitted items are inapplicable)

               Item 6.  Exhibits and Reports on Form 8-K                                  21

Signatures                                                                                22

Exhibits
                        31.1 Certification of Chief Executive Officer pursuant to         23
                             Section 302 of the Sarbanes-Oxley Act of 2002
                                                                                          24
                        31.2 Certification of Chief Financial Officer pursuant to
                             Section 302 of the Sarbanes-Oxley Act of 2002

                        32.1 Certification of Chief Executive Officer pursuant to         25
                             18 USC Section 1350, as adopted pursuant to Section
                             906 of the Sarbanes-Oxley Act of 2002

                        32.2 Certification of Chief Financial Officer pursuant to         26
                             18 USC Section 1350, as adopted pursuant to Section
                             906 of the Sarbanes-Oxley Act of 2002


                          PART I - FINANCIAL STATEMENTS
Item 1. Financial Statements

                     FirstFed Financial Corp. and Subsidiary
                           Consolidated Balance Sheets
                        (In thousands, except share data)

                                                     March 31,                             March 31,
                                                       2005           December 31,           2004
                                                    (Unaudited)           2004           (Unaudited)
                                                  --------------     -------------     ---------------
ASSETS
Cash and cash equivalents                      $        43,444   $        68,343   $          41,417
Investment securities, available-for-sale
  (at fair value)                                      225,260           250,586             213,605
Mortgage-backed securities,
  available-for-sale (at fair value)                    90,597            97,059             124,217
Loans receivable, net of allowance for loan
  losses of $83,075, $79,171 and $75,792)            7,824,493         6,837,945           4,640,055
Accrued interest and dividends receivable               30,629            24,115              18,155
Real estate owned, net                                      --                --               1,324
Real estate held for investment                            656               986                  --
Office properties and equipment, net                    15,699            15,881              10,622
Investment in Federal Home Loan Bank (FHLB)
  stock, at cost                                       158,350           143,425              95,400
Other assets                                            31,575            30,643              28,230
                                                  --------------     -------------     ---------------
                                               $     8,420,703   $     7,468,983   $       5,173,025
                                                  ==============     =============     ===============
LIABILITIES
Deposits                                       $     3,803,795   $     3,761,165   $       2,712,922
FHLB advances                                        2,998,813         3,004,600           1,852,000
Securities sold under agreements to
  repurchase                                         1,059,700           187,000             117,122
Accrued expenses and other liabilities                  63,062            38,744              38,804
                                                  --------------     -------------     ---------------
                                                     7,925,370         6,991,509           4,720,848
                                                  --------------     -------------     ---------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, par value $.01 per share;
  authorized 100,000,000 shares;
  issued 23,717,797, 23,693,350 and
  23,589,144 shares, outstanding 16,523,201,
  16,498,754 and 17,091,448 shares                         237               237                 236
Additional paid-in capital                              41,414            40,977              38,386
Retained earnings - substantially restricted           567,694           549,202             498,342
Unreleased shares to employee stock
  ownership plan                                          (799)              (53)               (105)
Treasury stock, at cost, 7,194,596,
  7,194,596 and 6,497,696 shares                      (113,776)         (113,776)            (85,727)
Accumulated other comprehensive income, net
  of taxes                                                 563               887               1,045
                                                  --------------     -------------     ---------------
                                                       495,333           477,474             452,177
                                                  --------------     -------------     ---------------
                                               $     8,420,703   $     7,468,983   $       5,173,025
                                                  ==============     =============     ===============

The accompanying notes are an integral part of these consolidated financial statements.

                     FirstFed Financial Corp. and Subsidiary
                        Consolidated Statements of Income
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                                 Three months ended March 31,
                                                                ------------------------------
                                                                    2005             2004
                                                                ------------    --------------
Interest and dividend income:
    Interest on loans                                        $       87,113  $        55,660
    Interest on mortgage-backed securities                              728              939
    Interest and dividends on investments                             3,816            1,918
                                                                ------------    -------------
       Total interest income                                         91,657           58,517
                                                                ------------    -------------
Interest expense:
    Interest on deposits                                             17,354            8,484
    Interest on borrowings                                           24,226           12,320
                                                                ------------    -------------
       Total interest expense                                        41,580           20,804
                                                                ------------    -------------

Net interest income:                                                 50,077           37,713
Provision for loan losses                                             3,750               --
                                                                ------------    -------------
Net interest income after provision for
   loan losses                                                       46,327           37,713
                                                                ------------    -------------
Non-interest income:
    Loan servicing and other fees                                     2,828            2,001
    Banking service fees                                              1,323            1,320
    Gain on sale of loans                                                --               13
    Real estate operations, net                                         248               49
    Other operating income                                               97               78
                                                                ------------    -------------
       Total non-interest income                                      4,496            3,461
                                                                ------------    -------------
Non-interest expense:
    Salaries and employee benefits                                   12,173            9,194
    Occupancy                                                         2,295            2,057
    Advertising                                                          92              219
    Amortization of core deposit intangible                             499              499
    Federal deposit insurance                                           116               95
    Legal                                                               516              289
    Other operating expense                                           3,176            2,929
                                                                ------------    -------------
       Total non-interest expense                                    18,867           15,282
                                                                ------------    -------------
Income before income taxes                                           31,956           25,892
Income taxes                                                         13,464           10,915
                                                                ------------    -------------
Net income                                                   $       18,492  $        14,977
                                                                ============    =============

Net income                                                   $       18,492  $        14,977
Other comprehensive loss, net of taxes                                 (324)             (46)
                                                                ------------    -------------
Comprehensive income                                         $       18,168  $        14,931
                                                                ============    =============
Earnings per share:
    Basic                                                    $         1.12  $          0.88
                                                                ============    =============
    Diluted                                                  $         1.10  $          0.86
                                                                ============    =============
Weighted average shares outstanding:
    Basic                                                        16,502,945       17,067,581
                                                                ============    =============
    Diluted                                                      16,885,898       17,495,422
                                                                ============    =============

The accompanying notes are an integral part of these consolidated financial statements.

                     FirstFed Financial Corp. and Subsidiary
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                  Three months ended March 31,
                                                               -------------------------------------
                                                                     2005                 2004
                                                               ----------------    -----------------
    CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                             $           18,492   $           14,977
    Adjustments to reconcile net income to
      net cash provided by operating activities:
      Net change in loans held-for-sale                                    --                  492
      Depreciation and amortization                                       428                  266
      Provision for loan losses                                         3,750                   --
      Amortization of fees and premiums/discounts                       1,933                1,512
      Decrease in servicing asset                                          16                   30
      Change in taxes payable                                          14,667                9,311
      Increase in interest and dividends receivable                    (6,514)              (1,214)
      Decrease in interest payable                                      8,840                  236
      Amortization of core deposit intangible asset                       499                  499
      Increase in other assets                                         (2,340)              (2,083)
      Increase (decrease) in accrued expenses and
        other liabilities                                               1,782               (4,178)
                                                               ----------------    -----------------
        Total adjustments                                              23,061                4,871
                                                               ----------------    -----------------
        Net cash provided by operating activities                      41,553               19,848
                                                               ----------------    -----------------
    CASH FLOWS FROM INVESTING ACTIVITIES:
      Loans made to customers and principal
        collections on loans                                         (977,761)            (262,248)
      Loans purchased                                                      --                 (293)
      Deferred loan origination costs                                 (15,477)              (4,635)
      Proceeds from maturities and principal payments
        of investment securities, available-for-sale                   24,883                6,277
      Principal reductions on mortgage-backed securities,
        available for sale                                              6,302               10,527
      Purchase of investment securities,
        available for sale                                                 --             (103,242)
      Purchases of FHLB stock                                         (13,633)              (6,838)
                                                               ----------------    -----------------
        Net cash used by investing activities                        (975,686)            (360,452)

    CASH FLOWS FROM FINANCING ACTIVITIES:
      Net increase in deposits                                         42,630              174,524
      Net increase in short term borrowings                           986,913              234,500
      Net decrease in long term borrowings                           (120,000)             (82,000)
      Other                                                              (309)                 679
                                                               ----------------    -----------------
        Net cash provided by financing activities                     909,234              327,703
                                                               ----------------    -----------------

      Net decrease in cash and cash equivalents                       (24,899)            (12,901)
      Cash and cash equivalents at beginning of period                 68,343               54,318
                                                               ----------------    -----------------
      Cash and cash equivalents at end of period           $           43,444   $           41,417
                                                               ================    =================

The accompanying notes are an integral part of these consolidated financial statements.


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

     It is suggested that these condensed financialstatements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. The results for the periods covered hereby are not necessarily indicative of the operating results for a full year.

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

4. In January of 2005, the Bank completed a multi-family loan securitization with Fannie Man in which $1.3 billion in loans from its loan portfolio were formed into mortgage-backed securities. In accordance with Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS
     140), loan securitizations are not recorded as sales because the Company retains all beneficial ownership interests. Securitized loans are presented in the Company's loan portfolio and the borrowings used as collateral are presented in the Company's liabilities as securities sold under agreements to repurchase. Because the Bank retains full recourse on the securitized loans, the mortgage-backed securities will continue to be accounted for as part of its loan portfolio. These loans are evaluated for risk along with the remainder of our multi-family loan portfolio.

5. The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, issued in March 2000, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, establishes accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards in each period.

                                                  Three Months Ended March 31,
                                                 -----------------------------
                                                     2005            2004
                                                 ------------    -------------
                                             (In thousands, except per share data)

 Net income as reported..................      $      18,492  $       14,977
                                                 ------------    -------------
  Deduction:
   Total stock-based compensation expense
   determined under fair-value-based method
   for all rewards, net of tax............               (195)           (206)
                                                 ------------    -------------
    Pro forma net income..................      $      18,297 $        14,771
                                                 ============    =============
  Earnings per share:
  Basic:
    As reported...........................      $        1.12 $          0.88
    Pro forma.............................      $        1.11 $          0.87

  Diluted:
    As reported...........................      $        1.10 $          0.86
    Pro forma.............................      $        1.09 $          0.85

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2005 and 2004, respectively: no dividend yield in any year; expected volatility of 31% and 32%; risk free interest rates of 4.2% and 4.2%; and expected average lives of 5.5 years. The weighted-average grant date fair value of options granted during the periods are $14.30 and $15.58 for 2005 and 2004, respectively. The Company has elected to recognize forfeitures in the year they occur.

6. The following table sets forth the net periodic benefit cost attributable to the Company's Supplementary Executive Retirement Plan:

                                                        Pension Benefits
                                                Three months ended March 31,
                                                --------------------------------
                                                     2005             2004
                                                --------------   ---------------
Quarterly Expense                                        (In thousands)
  Service cost...........................    $            141   $          121
  Interest cost..........................                 167              151
  Amortization of net loss...............                  57               35
  Amortization of prior service cost.....                   4               34
                                                --------------   ---------------
    Net periodic benefit cost............    $            369   $          341
                                                ==============   ===============
Weighted Average Assumptions
  Discount rate..........................               5.75%            6.00%
  Rate of compensation increase..........               4.00%            4.00%
  Expected return on plan assets.........                N/A              N/A

The Company does not expect any significant changes to the amounts previously disclosed for contributions for benefits payments.

7. Recent Accounting Pronouncements

     In December 2004, SFAS Statement No. 123 (revised), Share-Based Payment (Statement No. 123R), was issued. Statement No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period which an employee is required to provide service in exchange for the award-the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.

     A public entity will initially measure the cost of employee services received in exchange for an award of equity instruments based on its current fair value; the fair value of that award will be re-measured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.

     On April 14, 2005, the Securities and Exchange Commission ("SEC") adopted a new rule that amends the compliance dates for SFAS Statement No. 123R. The SEC's new rule allows companies to implement Statement No. 123R at the beginning of their next fiscal year, instead of the next reporting period that begins after June 15, 2005, or December 15, 2005 for small business issuers. The Commission's new rule does not change the accounting required by Statement No. 123R; it changes only the dates for compliance with the standard. The Company expects to adopt SFAS Statement No. 123R as of January 1, 2006.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following narrative is written with the presumption that the users have read or have access to our 2004 Annual Report on Form 10-K, which contains the latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2004, and for the year then ended. Therefore, only material changes in the consolidated balance sheets and consolidated statements of income are discussed herein.

The Securities and Exchange Commission ("SEC") maintains a web site which contains reports, proxy and information statements, and other information pertaining to registrants that file electronically with the SEC, including the Company. The address is: www.sec.gov. In addition, our periodic and current reports are available free of charge on our website at www.firstfedca.com as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.

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

Consolidated Balance Sheets

At March 31, 2005, FirstFed Financial Corp. ("Company"), holding company for First Federal Bank of California and its subsidiaries ("Bank"), had consolidated stockholders' equity of $495.3 million compared to $477.5 million at December 31, 2004 and $452.2 million at March 31, 2004. Consolidated total assets at March 31, 2005 were $8.4 billion compared to $7.5 billion at December 31, 2004 and $5.2 billion at March 31, 2004. The increase in total assets for the period ended March 31, 2005 compared to December 31, 2004 and March 31, 2004 is primarily attributable to an increase in the loan portfolio to $7.8 billion at March 31, 2005 from $6.8 billion at December 31, 2004 and $4.6 billion at March 31, 2004. Loan payoffs and principal reductions were $339.1 million for the first quarter of 2005 compared to $361.5 million for the fourth quarter of 2004 and $331.0 million for the first quarter of 2004.

We funded our asset growth during the first quarter of 2005 with collateralized borrowings, which increased to $1.1 billion at March 31, 2005 from $187.0 million at December 31, 2004 and $117.1 million at March 31, 2004. To facilitate these borrowings, we completed a loan securitization with Fannie Mae in which $1.3 billion of multi-family loans were converted into mortgage-backed securities. Because we retained full recourse on the securitized loans, we continue to account for these mortgage-backed securities as part of the loan portfolio. Loan originations and purchases were $1.3 billion during the first quarter of 2005 compared to $593.5 million during the first quarter of 2004. We funded our asset growth from March 31, 2004 to March 31, 2005 with $1.1 billion in FHLB advances, $1.1 billion in brokered deposits and $900 million in collateralized borrowings.

We operate in the state of California, which has been undergoing record levels of housing appreciation for the last several years. According to the California Association of Realtors, as of March 2005, the median price of a home in California increased 15.7% compared with the same period a year ago. There are some concerns that home prices have appreciated beyond reasonable levels based on the economics of the California housing market. The March 2005 UCLA Anderson Forecast for California ("Forecast") indicates that, "The housing sector has been maintaining the California economy, but its current growth path both in building and in prices is clearly unsustainable. Price appreciation is already slowing after a record run up in prices over the last three years. When this appreciation stops, so does the income boost that has fed California's appetite for consumption of many other services that have kept the internal job market moving forward even as incomes were flat."

No one can say with certainty whether or not housing prices will decline. There is evidence to justify the appreciation to date (availability of reasonably-priced financing, tight housing supply in certain areas and stable employment) and there is evidence to suggest that the market is overheated (increasing inventories in certain areas, decreasing rents, and historically low cap rates on apartments).

We continuously monitor the sufficiency of the collateral supporting our real estate loan portfolio based on many factors including the property location, the date of loan origination and the original loan-to-value ratio.

The following table summarizes loan originations and purchases by property type for the periods indicated:

                                                   Three months ended
                                                         March 31,
                                                   2005          2004
                                               ------------- -------------
                                                     (In thousands)
    Single family                              $  1,153,401  $    438,524
    Multi-family and commercial                     154,068       133,333
    Other (1)                                         9,436        21,681
                                                 -----------   -----------
      Total                                    $  1,316,905  $    593,538
                                                 ===========   ===========

 (1) Includes consumer loans and commercial business loans.

The following table summarizes loan originations and purchases by loan type for the periods indicated:

                                                       Three months ended
                                                           March 31,
                                                       2005         2004
                                                    ------------ ------------
                                                         (In thousands)
Adjustable:
 CODI                                               $ 1,084,007  $   321,942
 12MAT                                                  198,847      204,235
 COFI                                                    24,315       26,615
 Other                                                    9,436       22,640

Fixed:                                                      300        1,549
Hybrid (1)                                                   --       16,557
                                                     -----------   ----------
   Total                                            $ 1,316,905  $   593,538
                                                     ===========   ==========

(1) These loan types are adjustable rate loans with initial fixed interest rate periods ranging from 3 to 7 years.

No hybrid loans were originated during the first quarter of 2005 because management decided to focus on originating monthly adjustable rate loans.

Our non-performing assets to total assets ratio was 0.08% at March 31, 2005, compared to 0.07% at December 31, 2004 and 0.06% at March 31, 2004. (See "Non-performing Assets" for further discussion.)

We recorded net loan recoveries of $154 thousand and $58 thousand for the first quarter of 2005 and first quarter of 2004, respectively. Due to the growth in the loan portfolio, we recorded a $3.8 million provision for loan losses during the first quarter of 2005 but no provision was recorded for the comparable 2004 period. Allowances for loan losses (including general valuation allowances and valuation allowances for impaired loans) totaled $83.1 million or 1.05% of gross loans at March 31, 2005. This compares with $79.2 million or 1.15% at December 31, 2004 and $75.8 million or 1.61% at March 31, 2004.

The following table shows the components of our portfolio of loans (including loans held for sale) and mortgage-backed securities by collateral type at the dates indicated:

                                                      March 31,        December 31,       March 31,
                                                         2005             2004              2004
                                                   ---------------   --------------   ---------------
                                                                  (In thousands)
    REAL ESTATE LOANS
     First trust deed residential loans
       One-to-four units                        $        5,503,994  $     4,585,962  $      2,690,039
       Five or more units                                1,905,146        1,825,564         1,564,844
                                                   ---------------   --------------   ---------------
         Residential loans                               7,409,140        6,411,526         4,254,883

   OTHER REAL ESTATE LOANS
       Commercial and industrial                           315,483          324,805           346,305
       Second trust deeds                                    5,230            5,466             6,621
       Other                                                 3,615           20,902            12,077
                                                   ---------------   --------------   ---------------
         Real estate loans                               7,733,468        6,762,699         4,619,886

   NON-REAL ESTATE LOANS
       Deposit accounts                                        488              491               641
       Commercial business loans                            65,386           58,869            40,401
       Consumer                                             60,329           60,677            52,956
                                                   ---------------   --------------   ---------------
         Loans receivable                                7,859,671        6,882,736         4,713,884

   LESS:
       General valuation allowances -
         loan portfolio                                     82,579           78,675            75,296
       Valuation allowances - impaired loans                   496              496               496
       Deferred loan origination costs, net                (47,897)         (34,380)           (1,963)
                                                   ---------------   --------------   ---------------
         Net loans receivable                            7,824,493        6,837,945         4,640,055

   FHLMC AND FNMA MORTGAGE-BACKED
     SECURITIES (at fair value):
       Secured by single family dwellings                   85,050           91,308           117,633
       Secured by multi-family dwellings                     5,547            5,751             6,584
                                                   ---------------   --------------   ---------------
Mortgage-backed securities                                  90,597           97,059           124,217
                                                   ---------------   --------------   ---------------
TOTAL                                           $        7,915,090  $     6,935,004  $      4,764,272
                                                   ===============   ==============   ===============

At March 31, 2005, 94.4% of our loan portfolio was invested in adjustable rate products. Loans that adjust monthly based on the 3-Month Certificate of Deposit Index ("CODI") comprised 51.5% of the loan portfolio. Loans that adjust monthly based on the Federal Home Loan Bank ("FHLB") Eleventh District Cost of Funds Index ("COFI") comprised 17.7% of the loan portfolio. Loans that adjust monthly based on the 12-month average U.S. Treasury Security rate ("12MAT") comprised 23.2% of the loan portfolio. Loans that adjust monthly based on the London Inter-Bank Offering Rate ("LIBOR") and other indices comprised 2.0% of the loan portfolio.

Loans that allow for a reduced level of documentation at origination are an increasing percentage of loans originated in our market areas. On Stated Income/Stated Asset ("SISA") loans, the borrower includes information on his/her level of income and assets that is not subject to verification. On Stated
Income/Verified Assets ("SIVA") loans, the borrower includes information on his/her level of income, but his/her assets are verified. For No Income/No Asset ("NINA") loans, the borrower is not required to submit information on his/her level of income or assets. The underwriting of these loans is based on the borrower's credit score and the value of the collateral. At March 31, 2005, approximately 9%, 30% and 38% of our single family loan portfolio was comprised of NINA, SIVA or SISA loans, respectively. This compares to 8%, 29% and 39% of our single family loan portfolio being NINA, SIVA or SISA loans at December 31, 2004, respectively. Our portfolios of multi-family and other real estate loans all require full documentation by the borrowers.

The mortgage-backed securities portfolio, classified as available-for-sale, was recorded at fair value as of March 31, 2005. An unrealized gain of $327 thousand, net of taxes, was recorded in stockholders' equity as of March 31, 2005. This compares to net unrealized gains of $420 thousand as of December 31, 2004 and $715 thousand as of March 31, 2004.

The investment securities portfolio, classified as available-for-sale, was recorded at fair value as of March 31, 2005. An unrealized gain of $236 thousand, net of taxes, was reflected in stockholders' equity as of March 31, 2005. This compares to net unrealized gains of $467 thousand as of December 31, 2004 and $330 thousand as of March 31, 2004.

Asset/Liability Management

Market risk is the risk of loss from adverse changes in market prices and interest rates. Our market risk arises primarily from the interest rate risk inherent in our lending and liability funding activities.

Our interest rate spread typically decreases during periods of increasing interest rates because there is a three-month time lag before changes in COFI, and a two-month time lag before changes in 12MAT, CODI and LIBOR, can be implemented with respect to our adjustable rate loans. Therefore, during periods immediately following interest rate increases, our cost of funds tends to increase faster than the yield earned on our adjustable rate loan portfolio. The reverse is true during periods immediately following interest rate decreases. The composition of our financial instruments that are subject to market risk has not changed materially since December 31, 2004.

The one year GAP (the difference between rate-sensitive assets and liabilities repricing within one year or less) was a positive $496.3 million or 5.89% of total assets at March 31, 2005. In comparison, the one year GAP was a positive $653.7 million or 8.75% of total assets at December 31, 2004. The decrease in GAP at March 31, 2005 from December 31, 2005 is attributable to our use of short-term borrowings to fund adjustable rate loans.

Capital

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and percentages of total capital to assets. The Bank meets the standards necessary to be deemed well capitalized under the applicable regulatory requirements. The following table summarizes our actual capital and required capital at March 31, 2005:

                                                                        Tier 1
                                       Tangible       Core           Risk- based     Risk-based
                                        Capital        Capital         Capital         Capital
                                       -----------    -----------    -------------   -----------
                                                       (Dollars in thousands)
Actual Capital:
   Amount                            $  485,755    $   485,755    $     485,755    $ 543,923
   Ratio                                   5.77%          5.77%           10.49%       11.75%
FIRREA minimum required capital:
   Amount                            $  126,210    $   336,560    $          --    $ 370,325
   Ratio                                   1.50%          4.00%              --%        8.00%
FIRREA well capitalized required capital:
   Amount                            $       --    $   420,700    $     277,744    $ 462,907
   Ratio                                     --%          5.00%            6.00%       10.00%

The above capital ratios include a $20.0 million investment in the Bank by FirstFed Financial Corp.

There were no repurchases of common stock during the first quarter of 2005. Common stock repurchases during the year 2004 were 696,900 shares of company stock at an average market price of $40.25 per share. There remain 1,472,079 shares eligible for repurchase under our stock repurchase program as of May 1, 2005.

Loan Loss Allowances

Listed below is a summary of activity in our general valuation allowance and the valuation allowance for impaired loans during the periods indicated:

                                                     Three Months Ended March 31, 2005
                                                --------------------------------------------
                                                   General         Impaired
                                                  Valuation       Valuation
                                                 Allowances       Allowances        Total
                                                --------------   -------------    ----------
                                                               (In thousands)
          Balance at December 31, 2004        $       78,675   $          496  $    79,171
          Provision for loan losses                    3,750               --        3,750
          Charge-offs:
             Single family                                (5)              --           (5)
                                                --------------   -------------    ----------
          Total charge-offs                               (5)              --           (5)
          Recoveries                                     159               --          159
                                                --------------   -------------    ----------
          Balance at March 31, 2005           $       82,579   $          496  $    83,075
                                                ==============   =============    ==========

                                                     Three Months Ended March 31, 2004
                                                --------------------------------------------
                                                   General         Impaired
                                                  Valuation       Valuation
                                                 Allowances       Allowances        Total
                                                --------------   -------------    ----------
                                                               (In thousands)
          Balance at December 31, 2003        $       75,238   $          496  $    75,734
          Recoveries                                      58               --           58
                                                --------------   -------------    ----------
          Balance at March 31, 2004           $       75,296   $          496  $    75,792
                                                ==============   =============    ==========

Management is unable to predict future levels of loan loss provisions. Among other things, loan loss provisions are based on the level of loan charge-offs, foreclosure activity, and the economy in Southern California.

Consolidated Statements of Income

We reported consolidated net income of $18.5 million or $1.10 per diluted share of common stock for the first quarter of 2005 compared to net income of $15.0 million or $0.86 per diluted share of common stock for the first quarter of 2004. Net income increased for the first quarter of 2005 primarily due to a 60% increase in average interest-earning assets compared to the first quarter of 2004, which more than offset a decrease in net interest spread due to increased interest rates. Average interest-earning assets totaled $7.7 billion during the first quarter of 2005 compared to $4.8 billion during the first quarter of 2004. The growth in interest-earning assets was attributable to record loan origination activity, which totaled $1.3 billion for the first quarter of 2005 compared to $593.5 million during the first quarter of 2004.

Net Interest Income

Net interest income was $50.1 million during the first quarter of 2005 compared to $37.7 million for the first quarter of 2004. The interest rate spread decreased by 56 basis points to 2.39% in the first quarter of 2005 from 2.95% for the same period last year. The reduction in spread is attributable to a 15 basis point decrease in yield on our adjustable rate loan portfolio while the cost of funds increased by 41 basis points. See "Asset/Liability Management" for additional information.

The following tables sets forth: (i) the average daily dollar amounts of and average yields earned on loans, mortgage-backed securities and investment securities, (ii) the average daily dollar amounts of and average rates paid on savings deposits and borrowings, (iii) the average daily dollar differences,
(iv) the interest rate spreads, and (v) the effective net spreads for the periods indicated:

                                                              During the Three Months Ended
                                                                        March 31,
                                                             -------------------------------
                                                                 2005              2004
                                                             ------------    ---------------
                                                                  (Dollars in thousands)
    Average loans and mortgage-backed securities          $   7,409,789   $      4,619,315
    Average investment securities                               247,283            169,682
                                                             -----------     --------------
    Average interest-earning assets                           7,657,072          4,788,997
                                                             -----------     --------------
    Average savings deposits                                  3,816,761          2,639,485
    Average borrowings                                        3,578,534          1,839,696
                                                             -----------     --------------
    Average interest-bearing liabilities                      7,395,295          4,479,181
                                                             -----------     --------------
    Excess of interest-earning assets over
        interest-bearing liabilities                      $     261,777   $        309,816
                                                             ===========     ==============

    Yields earned on average interest-earning assets               4.67%              4.82%
    Rates paid on average interest-bearing liabilities             2.28               1.87
    Interest rate spread                                           2.39               2.95
    Effective net spread (1)                                       2.47               3.07

    Total interest income                                 $      89,396   $         57,707
    Total interest expense                                       41,576             20,826
                                                             -----------     --------------
                                                                 47,820             36,881
    Total other items (2)                                         2,257                832
                                                             -----------     --------------
    Net interest income                                   $      50,077   $         37,713
                                                             ===========     ==============

(1) The effective net spread is a fraction, the denominator of which is the average dollar amount of interest-earning assets, and the numerator of which is net interest income (excluding stock dividends and miscellaneous interest income).
(2) Includes Federal Home Loan Bank Stock dividends and other miscellaneous interest income.

Non-Interest Income and Expense

Loan servicing and other fees were $2.8 million for the first quarter of 2005 compared to $2.0 million for the same period of 2004. The increase is primarily the result of increased prepayment fees as borrowers paid off loans early to refinance into loans with more favorable terms.

Real estate operations resulted in net income of $248 thousand for the first quarter of 2005 compared to net income of $49 thousand for the same period of 2004. Real estate operations include gains and losses on the sale of foreclosed properties as well as rental income and operating expense during the holding period. The gain on real estate operations for the first quarter of 2005 was the result of sales of properties acquired from borrowers in settlement of judgments.

Non-interest expense increased to $18.9 million during the first quarter of 2005. This compares with $15.3 million during the first quarter of 2004. The increase is primarily due to higher incentive-based compensation and other operating costs associated with increased loan production.

The ratio of non-interest expense to average assets decreased to 0.95% for the first quarter of 2005 from 1.22% during the comparable 2004 period. The decrease is attributable to an increase in average assets for the comparable periods.

Non-accrual, Past Due, Modified and Restructured Loans

We accrue interest earned but uncollected for every loan without regard to its contractual delinquency status and establish a specific interest allowance for each loan which becomes 90 days or more past due or which is in foreclosure. Loans requiring delinquent interest allowances (non-accrual loans) totaled $6.9 million at March 31, 2005 compared to $5.0 million at December 31, 2004 and $1.6 million at March 31, 2004.

The amount of interest allowance for loans 90 days or more delinquent or in foreclosure was $310 thousand, $256 thousand, and $200 thousand as of March 31, 2005, December 31, 2004, and March 31, 2004, respectively.

We allow loan restructurings that result from temporary modifications of principal and interest payments. Under these arrangements, loan terms are typically reduced to no less than a monthly interest payment required under the note. Any loss of revenues under the modified terms would be immaterial to us. Generally, if the borrower is unable to return to scheduled principal and interest payments at the end of the modification period, foreclosure proceedings are initiated. At March 31, 2005, we had net modified loans totaling $2.1 million. No modified loans were 90 days or more delinquent at March 31, 2005.

We consider a loan impaired when management believes that it is probable that we will not be able to collect all amounts due under the contractual terms of the loan. Estimated impairment losses are recorded as separate valuation allowances and may be subsequently adjusted based upon changes in the measurement of impairment. Impaired loans, disclosed net of valuation allowances, include non-accrual major loans (commercial business loans with an outstanding principal amount greater than or equal to $500 thousand, single-family loans greater than or equal to $750 thousand, and income property loans with an outstanding principal amount greater than or equal to $1.5 million), modified loans, and major loans less than 90 days delinquent in which full payment of principal and interest is not expected to be received.

The following is a summary of impaired loans, net of valuation allowances for impairment, at the dates indicated:

                                       March 31,        December 31,        March 31,
                                         2005              2004               2004
                                    ---------------    --------------    ---------------
                                                      (In thousands)
        Non-accrual loans          $         4,546    $         1,360    $           --
        Modified loans                          --                 --             1,467
                                    ---------------    --------------    ---------------
                                   $         4,546    $         1,360    $        1,467
                                    ===============    ==============    ===============

We evaluate loans for impairment whenever the collectibility of contractual principal and interest payments is questionable. When a loan is considered impaired we measure impairment based on the present value of expected future cash flows (over a period not to exceed 5 years) discounted at the loan's effective interest rate. However, if the loan is "collateral-dependent" or foreclosure is probable, impairment is measured based on the fair value of the collateral. When the measure of an impaired loan is less than the recorded investment in the loan, we record an impairment allowance equal to the excess of our recorded investment in the loan over its measured value.

        The following is a summary of information pertaining to impaired and non-accrual loans:

                                                                    At March 31,
                                                              ------------------------
                                                                  2005         2004
                                                              -----------   ----------
                                                                  (In thousands)
          Impaired loans without a valuation allowance .   $       4,546   $     1,467
          Impaired loans with a valuation allowance..      $         496   $       496
          Valuation allowance related to impaired loans.   $         496   $       496

          Total non-accrual loans......................    $       6,851   $     1,561


                                                                 Three Months Ended
                                                  -------------------------------------------------
                                                    March 31,        December 31,       March 31,
                                                      2005               2004              2004
                                                  -------------    ---------------    -------------
                                                                 (In thousands)

  Average investment in impaired loans....     $       3,484    $         602      $       1,467
  Interest income recognized on impaired loans $          --    $          22      $          16
  Interest income recognized on a cash basis
   on impaired loans......................     $          --    $          16      $          16

Asset Quality

The following table sets forth certain asset quality ratios at the dates indicated:

                                                        March 31,       December 31,        March 31,
                                                          2005              2004              2004
                                                    --------------    --------------    --------------
Non-performing loans to gross loans receivable (1)          0.09%             0.07%             0.03%

Non-performing assets to total assets (2)                   0.08%             0.07%             0.06%

Loan loss allowances to non-performing loans (3)           1,213%            1,588%            4,855%

Loan loss allowances to gross loans receivable (4)          1.05%             1.15%             1.61%

 --------------------------

(1) Loans receivable are before deducting unrealized loan fees (costs), general valuation allowances and valuation allowances for impaired loans.

(2) Non-performing assets are net of valuation allowances related to those assets.

(3) Our loan loss allowances, including general valuation allowances and valuation allowances for impaired loans.

(4) Our general valuation allowances plus the allowance for impaired loans as a percentage of loans receivable before deducting unrealized loan fees
     (costs), general valuation allowances and valuation allowances for impaired loans.

Non-performing Assets

We define non-performing assets as loans delinquent over 90 days (non-accrual loans), loans in foreclosure and real estate acquired by foreclosure (real estate owned). The following is an analysis of non-performing assets at the dates indicated:

                                          March 31,        December 31,         March 31,
                                            2005               2004                2004
                                       ----------------    --------------    -----------------
                                                           (In thousands)
Real estate owned:
   Single family                      $            --  $             --    $           1,324
                                       ----------------    --------------    -----------------
       Total real estate owned                     --                --                1,324
                                       ----------------    --------------    -----------------
Non-accrual loans:
   Single family                                5,438             4,590                1,551
   Multi-family                                    --               391                   --
   Other                                        1,413                 4                   10
                                       ----------------    --------------    -----------------
      Total non-accrual loans                   6,851             4,985                1,561
                                       ----------------    --------------    -----------------
      Total non-performing assets    $          6,851  $          4,985    $           2,885
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

Sources of Funds

External sources of funds include savings deposits from several sources, advances from the Federal Home Loan Bank of San Francisco, and securitized borrowings.

Savings deposits are accepted from retail banking offices, telemarketing sources, and national deposit brokers. The cost of funds, operating margins and our net income associated with brokered and telemarketing deposits are generally comparable to the cost of funds, operating margins and our net income associated with retail deposits, FHLB borrowings and repurchase agreements. As the cost of each source of funds fluctuates from time to time, based on market rates of interest offered by us and other depository institutions, we select funds from the lowest cost source until the relative costs change. As the cost of funds, operating margins and our net income associated with each source of funds are generally comparable, we do not deem the impact of our use of any one of the specific sources of funds at a given time to be material.

Total savings deposits increased by $42.6 million during the first quarter of 2005. The increase in deposits for the first quarter of 2005 is attributable to an increase in deposits from all sources.

Brokered deposits increased by $13.2 million during the first quarter of 2005. Due to increased asset growth from loan originations, we increased our use of brokered deposits during the first quarter of 2005. Brokered deposits comprised 32% and 4% of total deposits at March 31, 2005 and March 31, 2004, respectively. Because we have sufficient capital to be deemed "well-capitalized" under the standards established by the Office of Thrift Supervision, we may solicit brokered funds without special regulatory approval.

Deposits accepted by retail banking offices increased by $16.3 million during the first quarter of 2005. Retail deposits comprised 67% and 95% of total deposits as of March 31, 2005 and March 31, 2004, respectively.

Telemarketing deposits increased by $13.1 million during the first quarter of 2005. These deposits are normally large deposits from pension plans, managed trusts and other financial institutions. These deposit levels fluctuate based on the attractiveness of our rates compared to returns available to investors on alternative investments. Telemarketing deposits comprised 1% of total deposits at March 31, 2005 and March 31, 2004.

Total borrowings increased by $866.9 million during the first quarter of 2005 due to a $5.8 million net decrease in advances from the FHLB and a net increase of $872.7 million in reverse repurchase agreements. Borrowings under reverse repurchase agreements increased because during the first quarter of 2005 we securitized $1.3 billion of our multi-family loans into mortgage-backed securities in order to create additional collateral for these types of borrowings.

Internal sources of funds include both principal payments and payoffs on loans and mortgage-backed securities, loan sales, and positive cash flows from operations. Principal payments include amortized principal and prepayments that are a function of lending activity and the general level of interest rates.

Loan payoffs and principal reductions were $339.1 million during the first quarter of 2005, comparable to $331.0 million during the first quarter of 2004.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See "Management's and Discussion and Analysis of Consolidated Balance Sheets and Consolidated Statements of Income- Asset/Liability Management" on page 10 hereof for Quantitative and Qualitative Disclosures About Market Risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under SEC rules, we are required to maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Within the 90-day period prior to the filing date of this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Our management, including our Chief Executive Officer and Chief Financial Officer, supervised and participated in the evaluation. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of the evaluation date, our disclosure controls and procedures were effective in alerting management to material information that may be required to be included in our public filings. In designing and evaluating the disclosure controls and procedures, management recognizes that any such controls and procedures can provide only reasonable assurance as to the control objectives. Management is required to apply its judgment in evaluating the cost-benefit relationship of such controls and procedures.

Changes in Internal Controls

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form-8K

(a)       Exhibits

(3.1) Restated Certificate of Incorporation filed as Exhibit 3.1 to Form 10-K for the fiscal year ended
          December 31, 1999 and incorporated by reference.
(3.2) Bylaws filed as Exhibit 3.2 to Form 10-Q dated August 12, 2002 and incorporated by reference.
(4.1) Amended and Restated Rights Agreement dated as of September 25, 1998, filed as Exhibit 4.1 to Form
          8-A/A, dated September 25, 1998 and incorporated by reference.
(10.1) Deferred Compensation Plan filed as Exhibit 10.3 to Form 10-K for the fiscal year ended December 31, 1983 and incorporated by reference.
(10.2)    Supplemental Executive Retirement Plan dated January 16, 1986 filed as
          Exhibit 10.5 to Form 10-K for the fiscal year ended December 31, 1992 and incorporated by reference.
(10.3)    Change of Control Agreement effective September 26, 1996 filed as
          Exhibit 10.4 to Form 10-Q for the Quarter ended September 30, 1996 and Amendment filed as Exhibit 10.3 10.4 for change of control to Form 10-Q for the Quarter ended March 31, 2001 and incorporated by reference.
(10.4) 1997 Non-employee Directors Stock Incentive Plan filed as Exhibit 1 to Form S-8 dated August 12, 1997 and Amendment filed as Exhibit 10.5 to Form 10-Q for the Quarter ended March 31, 2001, and incorporated by reference.
(21) Registrant's sole subsidiary is First Federal Bank of California, a federal savings bank.
(31.1) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31.2) Certification of ChiefFinancial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32.1) Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(32.2) Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)       Reports on Form 8-K

We filed current reports on Form 8-K during the quarter ended March 31, 2005 on the following dates: January 27, 2005, February 25, 2005 and March 25, 2005. These reports are related to the release of our disclosure of certain other financial data.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                            FIRSTFED FINANCIAL CORP.
                            ------------------------
                            Registrant



Date:   May 10, 2005             By:  /s/ Douglas J. Goddard
                                      ----------------------
                                          Douglas J. Goddard
                                          Chief Financial Officer and
                                          Executive Vice President

                                  EXHIBIT 31.1

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Babette Heimbuch, certify that:

1)  I have reviewed this quarterly report on Form 10-Q of FirstFed Financial
    Corp.;

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the consolidated balance sheets, consolidated statements of income and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

(5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors:

        (i) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

        (ii) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting; and

(6) The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal control over financial reporting or in other factors that could significantly affect internal control over financial reporting subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 10th day of May 2005.
                           By: /s/ Babette E. Heimbuch
                               -----------------------
                                   Babette E. Heimbuch
                                  Chief Executive Officer

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

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the consolidated balance sheets, consolidated statements of income and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

(5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors:

        (i) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

        (ii) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting; and

(6) The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal control over financial reporting or in other factors that could significantly affect internal control over financial reporting subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 10th day of May 2005.

                             By: /s/ Douglas Goddard
                                 -------------------
                                     Douglas Goddard
                                     Chief Financial Officer

                                  EXHIBIT 32.1


                                CEO CERTIFICATION

The undersigned, as Chief Executive Officer hereby certifies, to the best of her knowledge and belief, that:

        (1) the Form 10-Q of FirstFed Financial Corp. (the "Company") for the quarterly period ended March 31, 2005 (the "Report ") accompanying this certification fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

        (2) the information contained in the Report fairly presents, in all material respects, the consolidated balance sheets and consolidated statements of income of the Company for such period.

This certification is made solely for purposes of complying with the provisions of Section 906 of the Sarbanes-Oxley Act of 2003, 18 U.S.C. Section 1350.

                                     FIRSTFED FINANCIAL CORP.
                                     ------------------------
                                     Registrant


Date:   May 10, 2005
                                    By: /s/ Babette E. Heimbuch
                                        -----------------------
                                           Babette E. Heimbuch
                                           Chief Executive Officer

                                  EXHIBIT 32.2

                                CFO CERTIFICATION

The undersigned, as Chief Financial Officer hereby certifies, to the best of his knowledge and belief, that:

        (1) the Form 10-Q of FirstFed Financial Corp. (the "Company") for the quarterly period ended March 31, 2005 (the "Report ") accompanying this certification fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

        (2) the information contained in the Report fairly presents, in all material respects, the consolidated balance sheets and consolidated statements of income of the Company for such period.

This certification is made solely for purposes of complying with the provisions of Section 906 of the Sarbanes-Oxley Act of 2003, 18 U.S.C. Section 1350.

                                    FIRSTFED FINANCIAL CORP.
                                    ------------------------
                                    Registrant


Date:   May 10, 2005
                                By:  /s/ Douglas J. Goddard
                                     ----------------------
                                         Douglas J. Goddard
                                         Chief Financial Officer and
                                         Executive Vice President