Form 10-Q
period 2005-06-30
FIRSTFED FINANCIAL CORP
filed 2005-08-08
CIK 810536

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended June 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes |X| No | |
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
                                 Yes |X| No | |
As of July 27, 2005 16,542,899 shares of the Registrant's $.01 par value common stock were outstanding.

                                    FirstFed Financial Corp.
                                              Index

                                                                                         Page
Part I.        Financial Information

               Item 1.  Financial Statements

                        Consolidated  Balance Sheets as of June 30, 2005,  December
                        31, 2004 and June 30, 2004                                         3

                        Consolidated  Statements  of  Income  for the three and six
                        months ended June 30, 2005 and 2004                                4

                        Consolidated  Statements  of Cash  Flows for the six months
                        ended June 30, 2005 and 2004                                       5

                        Notes to Consolidated Financial Statements                         6

               Item 2.  Management's   Discussion   and   Analysis   of   Financial
                        Condition and Results of Operations                                9

               Item 3.  Quantitative and Qualitative Disclosures About Market Risk        21

               Item 4.  Controls and Procedures                                           21

Part II.       Other Information (omitted items are inapplicable)

               Item 4.  Submission of Matters to a Vote of Securities Holders             22

               Item 6.  Exhibits and Reports on Form 8-K                                  22

Signatures                                                                                23

Exhibits
                        31.1 Certification of Chief Executive Officer pursuant to
                             Section 302 of the Sarbanes-Oxley Act of 2002                24

                        31.2 Certification of Chief Financial Officer pursuant to
                             Section 302 of the Sarbanes-Oxley Act of 2002                25

                        32.1 Certification of Chief Executive Officer pursuant to
                             18 USC Section 1350, as adopted pursuant to Section
                             906 of the Sarbanes-Oxley Act of 2002                        26

                        32.2 Certification of Chief Financial Officer pursuant to
                             18 USC Section 1350, as adopted pursuant to Section
                             906 of the Sarbanes-Oxley Act of 2002                        27

                          PART I - FINANCIAL STATEMENTS
Item 1. Financial Statements

                     FirstFed Financial Corp. and Subsidiary
                           Consolidated Balance Sheets
                        (In thousands, except share data)

                                                     June 30,                              June 30,
                                                       2005           December 31,           2004
                                                    (Unaudited)           2004           (Unaudited)
                                                  --------------     -------------     ---------------
ASSETS
Cash and cash equivalents                      $        52,356   $        68,343   $          40,268
Investment securities, available-for-sale
  (at fair value)                                      192,652           250,586             275,894
Mortgage-backed securities,
  available-for-sale (at fair value)                    85,351
  $8,842, $0 and $283)                                   8,768                --                 280
Loans receivable, net                                8,680,970         6,837,945           4,927,767
Accrued interest and dividends receivable               36,916            24,115              18,695
Real estate held for investment                            669               986                  --
Office properties and equipment, net                    15,508            15,881              10,773
Investment in Federal Home Loan Bank (FHLB)
  stock, at cost                                       163,227           143,425             104,575
Other assets                                            42,252            30,643              30,296
                                                  --------------     -------------     ---------------
                                               $     9,278,669   $     7,468,983   $       5,524,926
                                                  ==============     =============     ===============
LIABILITIES
Deposits                                       $     3,980,714   $     3,761,165   $       2,758,676
FHLB advances                                        3,426,913         3,004,600           2,169,000
Securities sold under agreements to
  repurchase                                         1,230,978           187,000             125,224
Senior debentures                                       50,000                --                  --
Accrued expenses and other liabilities                  73,814            38,744              32,508
                                                  --------------     -------------     ---------------
                                                     8,762,419         6,991,509           5,085,408
                                                  --------------     -------------     ---------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, par value $.01 per share;
  authorized 100,000,000 shares;
  issued 23,737,495, 23,693,350 and
  23,600,644 shares, outstanding 16,542,899,
  16,498,754 and 16,406,048 shares                         237               237                 236
Additional paid-in capital                              41,800            40,977              38,552
Retained earnings - substantially restricted           589,379           549,202             514,890
Unreleased shares to employee stock
  ownership plan                                        (2,515)              (53)               (964)
Treasury stock, at cost, 7,194,596 shares             (113,776)         (113,776)           (113,776)
Accumulated other comprehensive income, net
  of taxes                                               1,125               887                 580
                                                  --------------     -------------     ---------------
                                                       516,250           477,474             439,518
                                                  --------------     -------------     ---------------
                                               $     9,278,669   $     7,468,983   $       5,524,926
                                                  ==============     =============     ===============

            The accompanying notes are an integral part of these consolidated financial statements.

                     FirstFed Financial Corp. and Subsidiary
                        Consolidated Statements of Income
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                   Three months ended June 30,       Six months ended June 30,
                                                 ------------------------------   ------------------------------
                                                      2005             2004            2005             2004
                                                 -------------    -------------   -------------    -------------
Interest and dividend income:
    Interest on loans                         $       104,648  $        57,854   $     191,761    $     113,514
    Interest on mortgage-backed
       securities                                         698              867           1,426            1,806
    Interest and dividends on investments               3,742            2,639           7,558            4,557
                                                 -------------    -------------   -------------    -------------
       Total interest income                          109,088           61,360         200,745          119,877
                                                 -------------    -------------   -------------    -------------
Interest expense:
    Interest on deposits                               20,667            8,645          38,021           17,129
    Interest on borrowings                             34,360           12,728          58,586           25,048
                                                 -------------    -------------   -------------    -------------
       Total interest expense                          55,027           21,373          96,607           42,177
                                                 -------------    -------------   -------------    -------------

Net interest income                                    54,061           39,987         104,138           77,700
Provision for loan losses                               4,000               --           7,750               --
                                                 -------------    -------------   -------------    -------------
Net interest income after provision for
    loan losses                                        50,061           39,987          96,388           77,700
                                                 -------------    -------------   -------------    -------------
Other income:
    Loan servicing and other fees                       4,513            2,464           7,341            4,465
    Banking service fees                                1,445            1,396           2,768            2,716
    Gain on sale of loans                                  --               18              --               31
    Real estate operations, net                            27               81             275              130
    Other operating income                                110               81             207              159
                                                 -------------    -------------   -------------    -------------
       Total other income                               6,095            4,040          10,591            7,501
                                                 -------------    -------------   -------------    -------------
Non-interest expense:
    Salaries and employee benefits                     11,582            9,421          23,755           18,615
    Occupancy                                           2,480            2,022           4,775            4,079
    Advertising                                           260              140             352              359
    Amortization of core deposit
       intangible                                         499              499             998              998
    Federal deposit insurance                             131               95             247              190
    Legal                                                 557              443           1,073              732
    Other operating expense                             3,177            2,731           6,353            5,660
                                                 -------------    -------------   -------------    -------------
       Total non-interest expense                      18,686           15,351          37,553           30,633
                                                 -------------    -------------   -------------    -------------
Income before income taxes                             37,470           28,676          69,426           54,568
Income taxes                                           15,785           12,123          29,249           23,038
                                                 -------------    -------------   -------------    -------------
Net income                                    $        21,685  $        16,553   $      40,177    $      31,530
                                                 =============    =============   =============    =============

Net income                                    $        21,685  $        16,553   $      40,177    $      31,530
Other comprehensive income (loss), net
    of taxes                                              562             (465)             238            (511)
                                                 -------------    -------------   -------------    -------------
Comprehensive income                          $        22,247  $        16,088   $      40,415    $      31,019
                                                 =============    =============   =============    =============
Earnings per share:
    Basic                                     $          1.31  $          0.99   $        2.44    $        1.86
                                                 =============    =============   =============    =============
    Diluted                                   $          1.29  $          0.96   $        2.38    $        1.82
                                                 =============    =============   =============    =============
Weighted average shares outstanding:
    Basic                                          16,510,775       16,773,686      16,496,890       16,921,062
                                                 =============    =============   =============    =============
    Diluted                                        16,871,375       17,159,248      16,868,365       17,327,753
                                                 =============    =============   =============    =============

            The accompanying notes are an integral part of these consolidated financial statements.

                     FirstFed Financial Corp. and Subsidiary
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                   Six months ended June 30,
                                                               ---------------- -- -----------------
                                                                     2005                 2004
                                                               ----------------    -----------------
    CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                             $           40,177   $           31,530
    Adjustments to reconcile net income to
      net cash provided by operating activities:
      Net change in loans held-for-sale                                (8,768)                 212
      Depreciation and amortization                                       912                  266
      Provision for loan losses                                         7,750                   --
      Amortization of fees and premiums/discounts                       4,736                4,984
      Decrease in servicing asset                                          33                   60
      FHLB stock dividends                                             (2,902)              (1,665)
      Change in taxes                                                 (11,042)                (891)
      Increase in interest and dividends receivable                   (12,801)              (1,754)
      Increase in interest payable                                     18,589                  632
      Amortization of core deposit intangible asset                       998                  998
      (Increase) decrease in other assets                               2,161               (5,483)
      Increase (decrease) in accrued expenses and
        other liabilities                                               2,417                  134
                                                               ----------------    -----------------
        Total adjustments                                               2,083               (2,507)
                                                               ----------------    -----------------
        Net cash provided by operating activities                      42,260               29,023
                                                               ----------------    -----------------
    CASH FLOWS FROM INVESTING ACTIVITIES:
      Loans made to customers and principal
        collections on loans, net                                  (1,828,269)            (545,812)
      Loans purchased                                                      --                 (293)
      Deferred loan origination costs                                 (27,702)             (12,546)
      Proceeds from sales of real estate owned                             --                1,324
      Proceeds from maturities and principal payments
        of investment securities, available-for-sale                   58,194               22,238
      Principal reductions on mortgage-backed securities,
        available for sale                                             11,787               19,080
      Purchase of investment securities,
        available for sale                                                 --             (183,202)
      Purchases of FHLB stock                                         (16,900)             (15,135)
                                                               ----------------    -----------------
        Net cash used by investing activities                      (1,802,890)            (714,346)

    CASH FLOWS FROM FINANCING ACTIVITIES:
      Net increase in deposits                                        219,549              220,278
      Net increase in accounts payable to investors                     7,290                   --
      Net increase in short term borrowings                         1,721,291              619,602
      Net decrease in long term borrowings                           (205,000)            (142,000)
      Purchases of treasury stock                                          --              (28,049)
      Other                                                             1,513                1,442
                                                               ----------------    -----------------
        Net cash provided by financing activities                   1,744,643              671,273
                                                               ----------------    -----------------
      Net decrease in cash and cash equivalents                       (15,987)             (14,050)
      Cash and cash equivalents at beginning of period                 68,343               54,318
                                                               ----------------    -----------------
       Cash and cash equivalents at end of period          $           52,356   $           40,268
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

It is suggested that these condensed financial statements be read in conjunctionwith the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. The results for the periods covered hereby are not necessarily indicative of the operating results for a full year.

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

4. In January of 2005, the Bank completed a multi-family loan securitization with Fannie Mae in which $1.3 billion in loans from its loan portfolio were formed into mortgage-backed securities. In accordance with Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS 140), loan securitizations are not recorded as sales because the Company retains all beneficial ownership interests. Securitized loans are presented in the Company's loan portfolio and the borrowings used as collateral are presented in the Company's liabilities as securities sold under agreements to repurchase. Because the Bank retains full recourse on the securitized loans, the mortgage-backed securities will continue to be accounted for as part of its loan portfolio. These loans are evaluated for risk along with the remainder of the Bank's multi-family loan portfolio.

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


                                             Three Months Ended June 30,     Six Months Ended June 30,
                                             -----------------------------   ----------------------------
                                                 2005            2004            2005            2004
                                             ------------    -------------   -------------   ------------
                                                         (In thousands, except per share data)
  Net income as reported..................  $      21,685 $        16,553   $      40,177    $     31,530
  Deduction:
    Total stock-based compensation expense
    determined under fair-value-based
    method for all awards, net of tax.....           (366)           (214)           (561)           (420)
                                             ------------    -------------   -------------   ------------
    Pro forma net income..................  $      21,319 $        16,339   $      39,616    $     31,110
                                             ============    =============   =============   ============
  Earnings per share:
  Basic:
    As reported...........................  $        1.31 $          0.99   $        2.44    $       1.86
    Pro forma.............................  $        1.29 $          0.97   $        2.40    $       1.84

  Diluted:
    As reported...........................  $        1.29 $          0.96   $        2.38    $       1.82
    Pro forma.............................  $        1.26 $          0.95   $        2.35    $       1.80

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2005 and 2004, respectively: no dividend yield in any year; expected volatility of 31% and 32%; risk free interest rates of 4.2%; and expected average lives of 5.5 years. The weighted-average grant date fair value of options granted during the periods are $19.34 and $15.58 for 2005 and 2004, respectively. The Company has elected to recognize forfeitures in the year they occur.

6. The following table sets forth the net periodic benefit cost attributable to the Company's Supplementary Executive Retirement Plan:

                                                                  Pension Benefits
                                                Three months ended                Six months ended
                                                     June 30,                         June 30,
                                          -----------------------------    ------------------------------
                                              2005             2004             2005             2004
                                          ------------    -------------    -------------    -------------
                                                                   (In thousands)
  Service cost.......................... $         141 $           122  $           282  $           243
  Interest cost.........................           167             152              334              303
  Amortization of net loss..............            57              38              114               73
  Amortization of prior service cost....             4              33                8               67
                                          ------------    -------------    -------------    -------------
    Net periodic benefit cost........... $         369 $           345  $           738  $     $     686
                                          ============    =============    =============    =============
Weighted Average Assumptions
  Discount rate.........................         5.75%           6.00%             5.75%            6.00%
  Rate of compensation increase.........         4.00%           4.00%             4.00%            4.00%
  Expected return on plan assets........          N/A             N/A               N/A              N/A

The Company does not expect any significant changes to the amounts previously disclosed for contributions for benefits payments.

7. Recent Accounting Pronouncements

     In May 2005, FASB issued FASB Statement No. 154, "Accounting Changes and Error Corrections" ("SFAS No. 154"). SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS No. 154 to have a material impact on the financial condition or operating results of the Company.

     In December 2004, FASB issued FASB Statement No. 123R " Share-Based Payment " ("SFAS No. 123R"), which is a revision to FASB Statement No. 123, " Accounting for Stock-Based Compensation " ("SFAS No. 123"), and which addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. This statement eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion ("APB") No. 25, and generally would require instead that such transactions be accounted for using a fair-value-based method. The statement does not change the accounting in SFAS No. 123, for transactions in which an enterprise exchanges its equity instruments for services of parties other than employees or the accounting for employee stock ownership plans, which are subject to American Institute of Certified Public Accountants ("AICPA") Statement of Position 93-6, " Employers' Accounting for Employee Stock Ownership Plans" . The phase-in period for this statement, as issued on April 14, 2005 by the SEC, begins in the first quarter of 2006, at which time the Company will account for stock-based compensation based on this new pronouncement. The Company does not expect the adoption of SFAS No. 123R to have a material impact on the financial condition or operating results of the Company.

     In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 ("SAB No. 107") to provide guidance on SFAS No. 123R. SAB No. 107 provides the SEC staff's view regarding the valuation of share-based payment arrangements for public companies. In particular, SAB No. 107 provides guidance related to share-based payment transactions with non-employees, the transition from non public to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first time adoption of SFAS No. 123R, the modification of employee share options prior to the adoption of SFAS No. 123R and disclosure in Management's Discussion and Analysis subsequent to adoption of SFAS No. 123R. The Company does not expect the adoption of SFAS No. 123R and the guidance of SAB No. 107 to have a material impact on the financial condition or operating results of the Company.

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

Consolidated Balance Sheets

At June 30, 2005, FirstFed Financial Corp. ("Company"), holding company for First Federal Bank of California and its subsidiaries ("Bank"), had consolidated stockholders' equity of $516.3 million compared to $477.5 million at December 31, 2004 and $439.5 million at June 30, 2004. Consolidated total assets at June 30, 2005 were $9.3 billion compared to $7.5 billion at December 31, 2004 and $5.5 billion at June 30, 2004. The increase in total assets for the period ended June 30, 2005 compared to December 31, 2004 and June 30, 2004 is primarily attributable to an increase in the loan portfolio to $8.7 billion at June 30, 2005 from $6.8 billion at December 31, 2004 and $4.9 billion at June 30, 2004. Loan originations and purchases were $2.6 billion during the first six months of 2005 compared to $1.3 billion during the first six months of 2004. Loan payoffs and principal reductions were $780.8 million during the first six months of 2005 compared to $730.1 million during the first six months of 2004.

Our asset growth during the first six months of 2005 was funded with collateralized borrowings, which increased to $1.2 billion at June 30, 2005 from $187.0 million at December 31, 2004 and $125.2 million at June 30, 2004. To facilitate these borrowings, we completed a loan securitization with Fannie Mae in which $1.3 billion of multi-family loans were converted into mortgage-backed securities. Because we retained full recourse on the securitized loans, we continue to account for these mortgage-backed securities as part of our loan portfolio. Our asset growth from June 30, 2004 to June 30, 2005 was funded with $1.3 billion in FHLB advances, $1.2 billion in brokered deposits and $1.1 billion in collateralized borrowings.

On June 15, 2005, the Company completed a $50 million offering of senior debentures due in 2015 with interest fixed at 5.65% for the first five years and adjustable thereafter at 1.55% over the 3-month LIBOR. The proceeds will be used to finance the Bank's growth and for general corporate purposes. As of June 30, 2005, $25 million had been invested in the Bank as additional equity. The Bank's risk-based capital ratio was 11.77% and its core and tangible capital ratios were 5.75% as of June 30, 2005.

Because substantially all of the Bank's loans are located in California, we continuously monitor the California real estate market and sufficiency of the collateral supporting our real estate loan portfolio based on many factors including the property location, the date of loan origination and the original loan-to-value ratio.

The state of California has been experiencing record high home prices for the last several years. According to the California Association of Realtors ("CAR"), as of May 2005, the median price of a home in California grew to $522,590, an increase of 12.8% over the median price one year ago. Although this is the highest ever median price for the state, there is some evidence that the housing market is beginning to slow. According to CAR, sales of existing homes decreased 2% in May 2005 compared with the year before, the unsold inventory index increased to 2.8 months in May 2005 from 1.6 months the year before, and the median time on the market increased to 26.6 days in May 2005 from 21.9 days the year before.

The statistics don't necessarily indicate a downturn in the real estate market but do indicate a cooling off of home sales activity and price appreciation. According to the UCLA Anderson Forecast for California, June 2005 Report, "...while there are certainly signs that we are past the peak in this state, things continue to move forward at a historically high pace. There is no sign as of yet of a sharp decline in market activity, price appreciation and building."

The following table summarizes loan originations by property type for the periods indicated:

                                                    Six months ended
                                                        June 30,
                                                   2005          2004
                                               ------------- -------------
                                                     (In thousands)

    Single family                              $  2,277,745  $    980,665
    Multi-family and commercial                     314,494       249,499
    Other (1)                                        25,553        46,003
                                                 -----------   -----------
      Total                                    $  2,617,792  $  1,276,167
                                                 ===========   ===========

 (1) Includes consumer loans and commercial business loans.

The following table shows the components of our portfolio of loans (including loans held for sale) and mortgage-backed securities by collateral type at the dates indicated:

                                                       June 30,       December 31,        June 30,
                                                         2005             2004              2004
                                                   ---------------   --------------   ---------------
                                                                  (In thousands)
    REAL ESTATE LOANS
     First trust deed residential loans
       One-to-four units                        $        6,301,495  $     4,585,962   $     2,960,785
       Five or more units                                1,968,034        1,825,564         1,574,236
                                                   ---------------   --------------   ---------------
         Residential loans                               8,269,529        6,411,526         4,535,021

   OTHER REAL ESTATE LOANS
       Commercial and industrial                           301,016          324,805           327,954
       Second trust deeds                                    5,128            5,466             6,222
       Other                                                 3,834           20,902            15,060
                                                   ---------------   --------------   ---------------
         Real estate loans                               8,579,507        6,762,699         4,884,257

   NON-REAL ESTATE LOANS
       Deposit accounts                                        493              491               520
       Commercial business loans                            75,919           58,869            56,565
       Consumer                                             62,810           60,677            56,110
                                                   ---------------   --------------   ---------------
         Loans receivable                                8,718,729        6,882,736         4,997,452

   LESS:
       General valuation allowances -
         loan portfolio                                     85,494           78,675            75,450
       Valuation allowances - impaired loans                 1,100              496               496
       Deferred loan origination costs, net                (57,603)         (34,380)           (6,541)
                                                   ---------------   --------------   ---------------
         Net loans receivable                            8,689,738        6,837,945         4,928,047

   FHLMC AND FNMA MORTGAGE-BACKED
     SECURITIES (at fair value):
       Secured by single family dwellings                   80,173           91,308           110,120
       Secured by multi-family dwellings                     5,178            5,751             6,258
                                                   ---------------    --------------   ---------------

         Mortgage-backed securities                         85,351           97,059           116,378
                                                   ---------------   --------------    ---------------

             TOTAL                              $        8,775,089  $     6,935,004  $      5,044,425
                                                   ===============   ==============   ===============

The following table summarizes loan originations by type of index for the periods indicated:

                                                        Six months ended
                                                            June 30,
                                                       2005         2004
                                                    ------------ ------------
                                                         (In thousands)
Adjustable:
 CODI                                               $ 2,142,396  $   375,566
 12MAT                                                  367,963      785,170
 COFI                                                    83,967       46,298
 Other                                                   22,991       46,296

Fixed:                                                      475        3,228
Hybrid (1)                                                   --       19,609
                                                     -----------   ----------
   Total                                            $ 2,617,792  $ 1,276,167
                                                     ===========   ==========

(1) These loan types are adjustable rate loans with initial fixed interest rate periods ranging from 3 to 7 years.

At June 30, 2005, 94.8% of our loan portfolio was invested in adjustable rate products. Loans that adjust monthly based on the 3-Month Certificate of Deposit Index ("CODI") comprised 56.1% of the loan portfolio. Loans that adjust monthly based on the 12-month average U.S. Treasury Security rate ("12MAT") comprised 21.6% of the loan portfolio. Loans that adjust monthly based on the Federal Home Loan Bank ("FHLB") Eleventh District Cost of Funds Index ("COFI") comprised
15.8% of the loan portfolio. Loans that adjust monthly based on the London Inter-Bank Offering Rate ("LIBOR") and other indices comprised 1.3% of the loan portfolio.

The following table summarizes single family loan originations by documentation type for the periods indicated:
                                                    Six months ended
                                                        June 30,
                                                   2005          2004
                                               ------------- -------------
                                                     (In thousands)

    Verified Income/Verified Asset             $    396,295  $    148,064
    Stated Income/Verified Asset                    758,643       264,081
    Stated Income/Stated Asset                      809,102       508,808
    No Income/No Asset                              313,705        59,712
                                                 -----------   -----------
      Total                                    $  2,277,745  $    980,665
                                                 ===========   ===========

Loans that allow for a reduced level of documentation at origination are an increasing percentage of loans originated in our market areas. On Stated Income/Stated Asset ("SISA") loans, the borrower includes information on his/her level of income and assets that is not subject to verification. On Stated
Income/Verified Assets ("SIVA") loans, the borrower includes information on his/her level of income, but his/her assets are verified. For No Income/No Asset ("NINA") loans, the borrower is not required to submit information on his/her level of income or assets. The Bank attempts to mitigate the inherent risk of making reduced documentation loans by evaluating the other credit characteristics of the loans, such as the creditworthiness of the borrower and the loan to value ratio based on the collateral's appraised value at the origination date. The underwriting of these loans is based on the borrower's credit score and the value of the collateral. The average borrower FICO score and average loan-to-value ratio on single family loan originations were 713 and 74% for the first six months of 2005, respectively, compared to 705 and 75% for the comparable 2004 period. At June 30, 2005, approximately 10%, 31% and 38% of our single family loan portfolio was comprised of NINA, SIVA or SISA loans, respectively. This compares to 8%, 29% and 39% of our single family loan portfolio being NINA, SIVA or SISA loans at December 31, 2004, respectively. Our portfolios of multi-family and other real estate loans all require full documentation by the borrowers.

Our adjustable rate products allow for negative amortization to occur when a borrower's monthly payment is not large enough to pay the monthly interest accruing on the loan. Negative amortization is unpaid interest added to the outstanding principal loan balance.

Our single family loans with fixed payment periods are potentially subject to negative amortization, particularly in a rising interest rate environment. In recent years, we have increased the origination of single family loans with fixed payment periods of three and five years. Single family loans originated with fixed payment periods of three and five years totaled $111.5 million and $993.5 million, respectively, for the six months ended June 30, 2005 compared to $0 and $387.1 million for the same period of last year. The total portfolio of single family loans with fixed payment periods of three and five years was $2.6 billion at June 30, 2005, $1.6 billion at December 31, 2004 and $766.9 million at June 30, 2004.

The amount of negative amortization included in our loan portfolio was $20.4 million at June 30, 2005 compared to $10.3 million at March 31, 2005, $5.6 million at December 31, 2004, and $3.2 million at June 30, 2004. Negative amortization increased during 2005 due to rising interest rates and growth in the loan portfolio of loans originated with fixed payment periods. The amount of negative amortization that may occur in the loan portfolio is uncertain and is influenced by a number of factors outside our control, including changes in the underlying index, the amount and timing of borrowers' monthly payments, and unscheduled principal payments. If the applicable index were to increase and remain at relatively high levels, the amount of deferred interest occurring in the loan portfolio would be expected to trend higher, absent other mitigating factors such as increased prepayments or borrowers making monthly payments that meet or exceed the amount of interest then accruing on their mortgage loan. Similarly, if the index were to decline and remain at relatively low levels, the amount of negative amortization occurring in the loan portfolio would be expected to trend lower.

Our non-performing assets to total assets ratio was 0.07% at June 30, 2005, compared to 0.07% at December 31, 2004 and 0.02% at June 30, 2004. (See "Non-performing Assets" for further discussion.)

We recorded net loan charge-offs of $486 thousand and $327 thousand for the second quarter of 2005 and first six months of 2005, respectively. This compares to net loan recoveries of $154 thousand and $212 thousand during the second quarter and first six months of 2004, respectively. Due to the growth in the loan portfolio, we recorded a $4.0 million and $7.8 million provision for loan losses during the second quarter and first six months of 2005 but no provision was recorded for the comparable 2004 periods. Allowances for loan losses (including general valuation allowances and valuation allowances for impaired loans) totaled $86.6 million or 0.99% of gross loans at June 30, 2005. This compares with $79.2 million or 1.15% at December 31, 2004 and $75.9 million or 1.52% at June 30, 2004.

The mortgage-backed securities portfolio, classified as available-for-sale, was recorded at fair value as of June 30, 2005. An unrealized gain of $466 thousand, net of taxes, was recorded in stockholders' equity as of June 30, 2005. This compares to net unrealized gains of $420 thousand as of December 31, 2004 and $1.1 million as of June 30, 2004.

The investment securities portfolio, classified as available-for-sale, was recorded at fair value as of June 30, 2005. An unrealized gain of $659 thousand, net of taxes, was reflected in stockholders' equity as of June 30, 2005. This compares to net unrealized gains of $467 thousand as of December 31, 2004 and a net unrealized loss of $548 thousand as of June 30, 2004.

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

The one year GAP (the difference between rate-sensitive assets and liabilities repricing within one year or less) was a positive $335.1 million or 3.61% of total assets at June 30, 2005. In comparison, the one year GAP was a positive $653.7 million or 8.75% of total assets at December 31, 2004. The decrease in GAP at June 30, 2005 from December 31, 2004 was attributable to an increase in short-term borrowings to fund adjustable rate loans.

Capital

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and percentages of total capital to assets. The Bank meets the standards necessary to be deemed well capitalized under the applicable regulatory requirements. The following table summarizes our actual capital and required capital at June 30, 2005:

                                                                        Tier 1
                                        Tangible         Core         Risk- based    Risk-based
                                         Capital        Capital         Capital        Capital
                                       -----------    -----------    -------------   -----------
                                                       (Dollars in thousands)

Actual Capital:
   Amount                            $  533,089    $   533,089    $     533,089    $ 596,728
   Ratio                                   5.75%          5.75%           10.52%       11.77%
FIRREA minimum required capital:
   Amount                            $  139,075    $   370,867    $          --    $ 405,453
   Ratio                                   1.50%          4.00%              --%        8.00%
FIRREA well capitalized required capital:
   Amount                            $       --    $   463,584    $     304,090    $ 506,817
   Ratio                                     --%          5.00%            6.00%       10.00%

The above capital ratios include a $25.0 million additional investment in the Bank by FirstFed Financial Corp. during the second quarter of 2005.

There were no  repurchases  of common stock during the first six months of 2005.
Common stock repurchases during the year 2004 amounted to 696,900 shares of company stock at an average market price of $40.25 per share. There remain 1,472,079 shares eligible for repurchase under our stock repurchase program as of July 28, 2005.

Loan Loss Allowances

Listed below is a summary of activity in our general valuation allowance and the valuation allowance for impaired loans during the periods indicated:

                                                      Six Months Ended June 30, 2005
                                                --------------------------------------------
                                                   General         Impaired
                                                  Valuation       Valuation
                                                 Allowances       Allowances        Total
                                                --------------   -------------    ----------
                                                               (In thousands)
          Balance at December 31, 2004          $     78,675   $         496   $    79,171
          Provision for loan losses                    6,650           1,100         7,750
          Charge-offs:
             Single family                                (5)             --            (5)
             Commercial                                   --            (496)         (496)
                                                --------------   -------------    ----------
          Total charge-offs                               (5)           (496)         (501)
          Recoveries                                     174              --           174
                                                --------------   -------------    ----------
          Net (charge-offs)/recoveries                   169            (496)         (327)
                                                --------------   -------------    ----------
          Balance at June 30, 2005              $     85,494   $       1,100   $    86,594
                                                ==============   =============    ==========

                                                      Six Months Ended June 30, 2004
                                                --------------------------------------------
                                                   General         Impaired
                                                  Valuation       Valuation
                                                 Allowances       Allowances        Total
                                                --------------   -------------    ----------
                                                               (In thousands)
          Balance at December 31, 2003         $      75,238   $          496  $    75,734
          Recoveries                                     212               --          212
                                                --------------   -------------    ----------
          Balance at June 30, 2004             $      75,450   $           496 $    75,946
                                                ==============   =============    ==========

Management is unable to predict future levels of loan loss provisions. Among other things, loan loss provisions are based on the level of loan charge-offs, foreclosure activity, and the economy in Southern California.

Consolidated Statements of Income

We reported consolidated net income of $21.7 million or $1.29 per diluted share of common stock and $40.2 million or $2.38 per diluted share of common stock for the second quarter and first six months of 2005 compared to net income of $16.6 million or $0.96 per diluted share of common stock and $31.5 million or $1.82 per diluted share of common stock for the second quarter and first six months of 2004. Income for the periods increased due to growth in net interest income and an increase in loan prepayment fee income, both of which were offset by higher operating expenses.

Net Interest Income

Net interest income increased to $54.1 million and $104.1 million during the second quarter and first six months of 2005 compared to $40.0 million and $77.7 million during the same periods of last year, respectively. Net interest income increased primarily as a result of an increase in average interest-earning assets offset by a decrease in interest rate spreads. Average interest-earning assets increased by 68% during the second quarter of 2005 compared to the second quarter of 2004 and 64% during the first six months of 2005 compared to the first six months of last year.

The interest rate spreads decreased to 2.35% from 2.81% during the second quarter of 2005 compared to the second quarter of 2004 and to 2.38% from 2.89% for the first six months of 2005 compared the same period last year. The reduction in spreads is attributable to increases in our cost of funds which exceeded increases in yields on our adjustable rate loan portfolio. See "Asset/Liability Management" for additional information.

The following tables sets forth: (i) the average daily dollar amounts of and average yields earned on loans, mortgage-backed securities and investment securities, (ii) the average daily dollar amounts of and average rates paid on savings deposits and borrowings, (iii) the average daily dollar differences,
(iv) the interest rate spreads, and (v) the effective net spreads for the periods indicated:

                                                               During the Six Months Ended
                                                                         June 30,
                                                             -------------------------------
                                                                 2005              2004
                                                             ------------    ---------------
                                                                  (Dollars in thousands)
    Average loans and mortgage-backed securities          $   7,903,414   $      4,742,861
    Average investment securities                               235,115            213,177
                                                             ------------    ---------------
    Average interest-earning assets                           8,138,529          4,956,038
                                                             ------------    ---------------
    Average savings deposits                                  3,868,336          2,697,892
    Average borrowings                                        3,992,055          1,974,023
                                                             ------------    ---------------
    Average interest-bearing liabilities                      7,860,391          4,671,915
                                                             ------------    ---------------
    Excess of interest-earning assets over
        interest-bearing liabilities                      $     278,138   $        284,123
                                                             ============    ===============


    Yields earned on average interest-earning assets               4.85%              4.70%
    Rates paid on average interest-bearing liabilities             2.47               1.81
    Interest rate spread                                           2.38               2.89
    Effective net spread (1)                                       2.47               2.99

    Total interest income                                 $     197,359   $        116,467
    Total interest expense                                       97,076             42,050
                                                             ------------    ---------------
                                                                100,283             74,417
    Total other items (2)                                         3,855              3,283
                                                             ------------    ---------------
    Net interest income                                   $     104,138   $         77,700
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

Non-Interest Income and Expense

Loan servicing and other fees increased to $4.5 million and $7.3 million for the second quarter and first six months of 2005, respectively, compared to $2.5 million and $4.5 million for the same periods of the prior year. A higher percentage of loans in the Bank's current portfolio are subject to prepayment fees than in the past. As a result, loan prepayment fees grew to $4.1 million and $6.7 million for the second quarter and first six months of 2005, respectively, compared to $2.0 million and $3.6 million for the same periods of 2004.

Real estate operations resulted in net income of $27 thousand and $275 thousand for the second quarter and first six months of 2005, respectively, compared to net income of $81 thousand and $130 thousand for the same periods of 2004. Real estate operations include gains and losses on the sale of foreclosed properties as well as rental income and operating expense during the holding period. The gain on real estate operations for the first six months of 2005 was primarily the result of sales of properties acquired from borrowers in settlement of judgments.

Non-interest expense increased to $18.7 million and $37.6 million during the second quarter and first six months of 2005, respectively, compared to $15.4 million and $30.6 million for the same periods of 2004. The increases are primarily attributable to higher incentive-based compensation and other operating costs associated with increased loan production.

The ratio of non-interest expense to average total assets fell to 0.84% for the second quarter of 2005 compared to 1.15% for the second quarter of 2004. For the first six months of 2005, the ratio of non-interest expense to total average assets decreased to 0.90% compared to 1.18% for the first six months of 2004. The decreases are attributable to higher average assets.

Non-accrual, Past Due, Modified and Restructured Loans

We accrue interest earned but uncollected for every loan without regard to its contractual delinquency status and establish a specific interest allowance for each loan which becomes 90 days or more past due or which is in foreclosure. Loans requiring delinquent interest allowances (non-accrual loans) totaled $6.1 million at June 30, 2005 compared to $5.0 million at December 31, 2004 and $1.3 million at June 30, 2004, respectively.

The amount of interest allowance for loans 90 days or more delinquent or in foreclosure was $161 thousand, $256 thousand, and $227 thousand as of June 30, 2005, December 31, 2004, and June 30, 2004, respectively. The decrease in the interest allowance at June 30, 2005 compared to June 30, 2004 is due to a decrease in accrued interest on foreclosed loans.

We allow loan restructurings that result from temporary modifications of principal and interest payments. Under these arrangements, loan terms are typically reduced to no less than a monthly interest payment required under the note. Any loss of revenues under the modified terms would be immaterial to us. Generally, if the borrower is unable to return to scheduled principal and interest payments at the end of the modification period, foreclosure proceedings are initiated. At June 30, 2005, we had net modified loans totaling $2.0 million. No modified loans were 90 days or more delinquent at June 30, 2005.

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

The following is a summary of impaired loans, net of valuation allowances for impairment, at the dates indicated:

                                       June 30,        December 31,         June 30,
                                         2005              2004               2004
                                    ---------------    --------------    ---------------
                                                      (In thousands)
        Non-accrual loans           $          300    $         1,360    $         --
        Modified loans                          --                 --              --
                                    ---------------    --------------    ---------------
                                    $          300    $         1,360    $         --
                                    ===============    ==============    ===============
                                       17

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

        The following is a summary of information pertaining to impaired and non-accrual loans:

                                                                     At June 30,
                                                              ------------------------
                                                                  2005         2004
                                                              -----------   ----------
                                                                  (In thousands)
          Impaired loans without a valuation allowance .   $          --    $       --
          Impaired loans with a valuation allowance..      $       1,400    $      496
          Valuation allowance related to impaired loans.   $       1,100    $      496

          Total non-accrual loans......................    $         300    $       --

                                                                 Three Months Ended
                                                  -------------------------------------------------
                                                    June 30,         December 31,        June 30,
                                                      2005               2004              2004
                                                  -------------    ---------------    -------------
                                                                 (In thousands)
  Average investment in impaired loans....     $       4,058    $         602      $         488
  Interest income recognized on impaired loans $         137    $          22      $           6
  Interest income recognized on a cash basis
   on impaired loans......................     $         137    $          16      $           6

Asset Quality

The following table sets forth certain asset quality ratios at the dates indicated:

                                                      June 30,        December 31,        June 30,
                                                        2005              2004              2004
                                                    --------------    --------------    --------------

Non-performing loans to gross loans receivable (1)          0.07%             0.07%             0.03%

Non-performing assets to total assets (2)                   0.07%             0.07%             0.02%

Loan loss allowances to non-performing loans (3)           1,428%            1,588%            5,706%

Loan loss allowances to gross loans receivable (4)          0.99%             1.15%             1.52%

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

Non-performing Assets

We define non-performing assets as loans delinquent over 90 days (non-accrual loans), loans in foreclosure and real estate acquired by foreclosure (real estate owned). The following is an analysis of non-performing assets at the dates indicated:

                                          June 30,         December 31,          June 30,
                                            2005               2004                2004
                                       ----------------    --------------    -----------------
                                                           (In thousands)
Real estate owned:
   Single family                       $           --     $          --     $             --
                                       ----------------    --------------    -----------------
       Total real estate owned                     --                --                   --
                                       ----------------    --------------    -----------------

Non-accrual loans:
   Single family                                4,198             4,590                1,319
   Multi-family                                   454               391                   12
   Other                                        1,413                 4                   --
                                       ----------------    --------------    -----------------
      Total non-accrual loans                   6,065             4,985                1,331
                                       ----------------    --------------    -----------------
      Total non-performing assets      $        6,065     $       4,985     $          1,331
                                       ================    ==============    =================

Real estate owned and non-accrual loans, while varying from quarter to quarter, have remained at relatively low levels for the last few years. Historically, single family non-performing loans have been attributable to factors such as layoffs and decreased incomes. Historically, multi-family and commercial non-performing loans have been attributable to factors such as declines in occupancy rates, employment rates and rental values.

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

Total savings deposits increased by $176.9 million and $219.5 million during the second quarter and first six months of 2005. The increase in deposits for the second quarter and first six months of 2005 is attributable to an increase in deposits acquired from national brokerage firms ("brokered deposits") and retail banking offices.

Brokered deposits increased by $181.0 million and $194.2 million during the second quarter and first six months of 2005. Due to increased asset growth from loan originations, we increased our use of brokered deposits during the first quarter of 2005. Brokered deposits comprised 35% and 6% of total deposits at June 30, 2005 and June 30, 2004, respectively. Because we have sufficient capital to be deemed "well-capitalized" under the standards established by the Office of Thrift Supervision, we may solicit brokered funds without special regulatory approval.

Deposits accepted by retail banking offices increased by $4.8 million and $21.1 million during the second quarter and first six months of 2005. Retail deposits comprised 64% and 92% of total deposits as of June 30, 2005 and June 30, 2004, respectively.

Telemarketing deposits decreased by $8.9 million during the second quarter of 2005 and increased by $4.2 million during the first six months of 2005. These deposits are normally large deposits from pension plans, managed trusts and other financial institutions. These deposit levels fluctuate based on the attractiveness of our rates compared to returns available to investors on alternative investments. Telemarketing deposits comprised 1% and 2% of total deposits at June 30, 2005 and June 30, 2004.

Total borrowings increased by $540.7 million and $1.4 billion during the second quarter and first six months of 2005 due to a $318.4 million and $312.6 million net increase in advances from the FHLB and net increases of $172.3 million and $1.0 billion in reverse repurchase agreements. The increases in reverse repurchase agreements occurred primarily during the first quarter when we securitized $1.3 billion of multi-family loans into mortgage-backed securities to act as collateral for these borrowings. Additionally, on June 15, 2005, FirstFed Financial Corp. completed a $50 million offering of senior debentures due in 2015 with interest fixed at 5.65% for the first five years. As of June 30, 2005, $25 million of these funds had been invested in the Bank. The remaining proceeds will be used to finance the Bank's growth and for general corporate purposes.

Internal sources of funds include both principal payments and payoffs on loans and mortgage-backed securities, loan sales, and positive cash flows from operations. Principal payments include amortized principal and prepayments that are a function of lending activity and the general level of interest rates.

Loan payoffs and principal reductions totaled $441.7 million and $780.8 million for the second quarter and first six months of 2005 compared to $399.1 million and $730.1 million for the same periods of 2004.

The Bank is actively engaged in seeking to expand its sources of deposits through the establishment of new branch offices. In the first six months of 2005, the Bank had entered into two new branch leases, and is currently in various stages of negotiation for five additional possible offices. The Bank is continuing to evaluate these and other potential branch sites in the Southern California area. However, there can be no assurance that any of these evaluations will result in the establishment of additional branch offices.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See "Management's and Discussion and Analysis of Consolidated Balance Sheets and Consolidated Statements of Income- Asset/Liability Management" on page 9 hereof for Quantitative and Qualitative Disclosures About Market Risk.

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

                           PART II - OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Securities Holders

        On April 20, 2005 the Company held its Annual Meeting of Stockholders for the purpose of voting on two proposals. The following are matters voted on at the meeting and the votes cast for, against or withheld, and abstentions as to each such matter. There were no broker non-votes as to these matters.

1) Election of Directors.
                                                 For           Withhold

               William G. Ouchi               14,366,074       621,998
               William P. Rutledge            14,672,482       315,590
               Charles P. Smith               14,360,329       627,743

2) Ratification of Grant Thornton LLP as independent public auditors for the Company for 2005.

               For                            14,595,682
               Against                           264,280
               Abstain                           128,110


Item 6.  Exhibits and Reports on Form-8K

(a)       Exhibits

(3.1) Restated Certificate of Incorporation filed as Exhibit 3.1 to Form 10-K for the fiscal year ended
          December 31, 1999 and incorporated by reference.
(3.2) Bylaws filed as Exhibit 3.2 to Form 10-Q dated August 12, 2002 and incorporated by reference.
(4.1)     Amended and Restated Rights Agreement
          dated as of September 25, 1998, filed as Exhibit 4.1 to Form
          8-A/A, dated September 25, 1998 and incorporated by reference.
(10.1) Deferred Compensation Plan filed as Exhibit 10.3 to Form 10-K for the fiscal year ended December 31, 1983 and incorporated by reference.
(10.2)    Supplemental Executive Retirement Plan dated January 16, 1986 filed as
          Exhibit 10.5 to Form 10-K for the fiscal year ended December 31, 1992 and incorporated by reference.
(10.3)    Change of Control Agreement effective September 26, 1996 filed as
          Exhibit 10.4 to Form 10-Q for the Quarter ended September 30, 1996 and Amendment filed as Exhibit 10.3 10.4 for change of control to Form 10-Q for the Quarter ended June 30, 2001 and incorporated by reference.
(10.4) 1997 Non-employee Directors Stock Incentive Plan filed as Exhibit 1 to Form S-8 dated August 12, 1997 and Amendment filed as Exhibit 10.5 to Form 10-Q for the Quarter ended June 30, 2001, and incorporated by reference.
(21) Registrant's sole subsidiary is First Federal Bank of California, a federal savings bank.
(31.1) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (31.2) Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32.1) Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(32.2) Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)       Reports on Form 8-K

We filed current reports on Form 8-K during the quarter ended June 30, 2005 on the following dates: April 21, 2005, May 24, 2005, June 14, 2005 and June 17, 2005. These reports are related to the release of our disclosure of certain other financial data.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            FIRSTFED FINANCIAL CORP.
                                   Registrant



Date:   August 8, 2005                By:  /s/ Douglas J. Goddard
                                           ----------------------
                                               Douglas J. Goddard
                                               Chief Financial Officer and
                                               Executive Vice President

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

Dated this 8th day of August 2005.

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

(5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors:

        (i) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

        (ii) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting; and

(6)The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal control over financial reporting or in other factors that could significantly affect internal control over financial reporting subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 8th day of August 2005.
                                       By: /s/ Douglas Goddard
                                           -------------------
                                               Douglas Goddard
                                               Chief Financial Officer

                                  EXHIBIT 32.1


                                CEO CERTIFICATION

The undersigned, as Chief Executive Officer hereby certifies, to the best of her knowledge and belief, that:

        (1) the Form 10-Q of FirstFed Financial Corp. (the "Company") for the quarterly period ended June 30, 2005 (the "Report ") accompanying this certification fully complies with the requirements of
               Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

        (2) the information contained in the Report fairly presents, in all material respects, the consolidated balance sheets and consolidated statements of income of the Company for such period.

This certification is made solely for purposes of complying with the provisions of Section 906 of the Sarbanes-Oxley Act of 2003, 18 U.S.C. Section 1350.

                            FIRSTFED FINANCIAL CORP.
                                   Registrant


Date:   August 8, 2005
                                    By: /s/ Babette E. Heimbuch
                                        -----------------------
                                            Babette E. Heimbuch
                                            Chief Executive Officer

                                  EXHIBIT 32.2


                                CFO CERTIFICATION

The undersigned, as Chief Financial Officer hereby certifies, to the best of his knowledge and belief, that:

        (1) the Form 10-Q of FirstFed Financial Corp. (the "Company") for the quarterly period ended June 30, 2005 (the "Report ") accompanying this certification fully complies with the requirements of
               Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

        (2) the information contained in the Report fairly presents, in all material respects, the consolidated balance sheets and consolidated statements of income of the Company for such period.

This certification is made solely for purposes of complying with the provisions of Section 906 of the Sarbanes-Oxley Act of 2003, 18 U.S.C. Section 1350.

                            FIRSTFED FINANCIAL CORP.
                                   Registrant


Date:   August 8, 2005
                                   By:  /s/ Douglas J. Goddard
                                        ----------------------
                                            Douglas J. Goddard
                                            Chief Financial Officer and
                                            Executive Vice President