Form 10-Q
period 2005-09-30
FIRSTFED FINANCIAL CORP
filed 2005-11-08
CIK 810536

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

                    For the Quarter Ended September 30, 2005
                                        or
              |_|  TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                            Yes  |X|         No  |_|
Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Act).
                                            Yes  |X|         No  |_|
Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act)
                                            Yes  |_|         No  |X|

As of October 28, 2005, 16,556,450 shares of the Registrant's $.01 par value common stock were outstanding.


================================================================================



                                               FirstFed Financial Corp.
                                                         Index

                                                                                                             Page
Part I.           Financial Information

                  Item 1.    Financial Statements

                             Consolidated  Balance Sheets as of September 30, 2005,  December 31, 2004         3
                             and September 30, 2004

                             Consolidated  Statements  of Income for the three and nine  months  ended         4
                             September 30, 2005 and 2004

                             Consolidated   Statements  of  Cash  Flows  for  the  nine  months  ended         5
                             September 30, 2005 and 2004

                             Notes to Consolidated Financial Statements                                        6

                  Item 2.    Management's  Discussion and Analysis of Financial  Condition and Results         9
                             of Operations

                  Item 3.    Quantitative and Qualitative Disclosures About Market Risk                       21

                  Item 4.    Controls and Procedures                                                          21

Part II.          Other Information (omitted items are inapplicable)

                  Item 6.    Exhibits and Reports on Form 8-K                                                  22

Signatures                                                                                                     23

Exhibits
                             31.1 Certification of Chief Executive Officer pursuant to Section 302 of          24
                                   the Sarbanes-Oxley Act of 2002
                                                                                                               25
                             31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                             32.1 Certification of Chief Executive Officer pursuant to 18 USC Section          26
                                   1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                             32.2 Certification of Chief Financial Officer pursuant to 18 USC Section          27
                                   1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


                          PART I - FINANCIAL STATEMENTS
Item 1. Financial Statements

                     FirstFed Financial Corp. and Subsidiary
                           Consolidated Balance Sheets
                        (In thousands, except share data)

                                                               September 30,                                 September 30,
                                                                    2005            December 31, 2004            2004
                                                                (Unaudited)                                   (Unaudited)
                                                             -----------------      ----------------      ------------------
ASSETS
Cash and cash equivalents                                $            52,194    $           68,343    $             40,346
Investment securities, available-for-sale (at fair                                                                 274,419
  value)                                                             204,730               250,586
Mortgage-backed securities, available-for-sale (at
  fair value)                                                         79,460                97,059                 105,811
Loans receivable, held for sale (fair value $15,130,
  $0 and $0)                                                          14,870                     -                       -
Loans receivable, net                                              9,216,259             6,837,945               5,825,939
Accrued interest and dividends receivable                             41,220                24,115                  20,847
Real estate held for investment                                            -                   986                   1,606
Office properties and equipment, net                                  15,407                15,881                  15,339
Investment in Federal Home Loan Bank (FHLB) stock, at
  cost                                                               182,778               143,425                 123,525
Other assets                                                          44,060                30,643                  30,707
                                                             -----------------      ----------------      ------------------
                                                         $         9,850,978    $        7,468,983    $          6,438,539
                                                             =================      ================      ==================

LIABILITIES
Deposits                                                 $         4,404,765    $        3,761,165    $          3,251,892
FHLB advances                                                      3,654,900             3,004,600               2,576,200
Securities sold under agreements to repurchase
                                                                   1,125,838               187,000                 111,224
Senior debentures                                                     50,000                     -                       -
Accrued expenses and other liabilities                                76,292                38,744                  41,044
                                                             -----------------      ----------------      ------------------
                                                                   9,311,795             6,991,509               5,980,360
                                                             -----------------      ----------------      ------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, par value $.01 per share;
  authorized 100,000,000 shares; issued
  23,751,046, 23,693,350 and 23,627,644 shares,
  outstanding 16,556,450,
  16,498,754 and 16,433,048 shares                                       238                   237                     236
Additional paid-in capital                                            42,157                40,977                  38,815
Retained earnings - substantially restricted                         612,737               549,202                 532,762
Unreleased shares to employee stock ownership plan                    (2,628)                  (53)                   (969)
Treasury stock, at cost, 7,194,596 shares                           (113,776)             (113,776)               (113,776)
Accumulated other comprehensive income, net of taxes
                                                                         455                   887                   1,111
                                                             -----------------      ----------------      ------------------
                                                                     539,183               477,474                 458,179
                                                             -----------------      ----------------      ------------------
                                                         $         9,850,978    $        7,468,983    $          6,438,539
                                                             =================      ================      ==================

The accompanying notes are an integral part of these consolidated financial statements.

                     FirstFed Financial Corp. and Subsidiary
                        Consolidated Statements of Income
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                                Three months ended Sep. 30,              Nine months ended Sep. 30,
                                                           -------------------------------------    -------------------------------
                                                                 2005                 2004                2005              2004
                                                           ----------------     ----------------    ---------------     ------------
Interest and dividend income:
     Interest on loans                                 $           120,007  $            60,821     $      311,768      $   174,335
     Interest on mortgage-backed securities                            702                  777              2,128            2,583
     Interest and dividends on investments                           4,048                3,401             11,606            7,958
                                                           ----------------     ----------------    ---------------     ------------
        Total interest income                                      124,757               64,999            325,502          184,876
                                                           ----------------     ----------------    ---------------     ------------
Interest expense:
     Interest on deposits                                           26,922               10,485             64,943           27,614
     Interest on borrowings                                         41,833               15,648            100,419           40,696
                                                           ----------------     ----------------    ---------------     ------------
        Total interest expense                                      68,755               26,133            165,362           68,310
                                                           ----------------     ----------------    ---------------     ------------

Net interest income                                                 56,002               38,866            160,140          116,566
Provision for loan losses                                            8,000                    -             15,750                -
                                                           ----------------     ----------------    ---------------     ------------
Net interest income after provision for loan
     lossses                                                        48,002               38,866            144,390          116,566
                                                           ----------------     ----------------    ---------------     ------------

Other income:
     Loan servicing and other fees                                   6,844                2,463             14,185            6,928
     Banking service fees                                            1,400                1,411              4,168            4,127
     Gain on sale of loans                                             (14)               5,403                (14)           5,434
     Real estate operations, net                                     1,785                  (24)             2,060              106
     Other operating income                                            123                   73                330              232
                                                           ----------------     ----------------    ---------------     ------------
        Total other income                                          10,138                9,326             20,729           16,827
                                                           ----------------     ----------------    ---------------     ------------

Non-interest expense:
     Salaries and employee benefits                                 10,966               11,066             34,721           29,681
     Occupancy                                                       2,480                2,359              7,255            6,438
     Advertising                                                        60                   69                412              428
     Amortization of core deposit intangible                           498                  498              1,496            1,496
     Federal deposit insurance                                         125                   99                372              289
     Legal                                                             127                  556              1,200            1,288
     Other operating expense                                         3,516                3,047              9,869            8,707
                                                           ----------------     ----------------    ---------------     ------------
        Total non-interest expense                                  17,772               17,694             55,325           48,327
                                                           ----------------     ----------------    ---------------     ------------

Income before income taxes                                          40,368               30,498            109,794           85,066
Income taxes                                                        17,010               12,626             46,259           35,664
                                                           ----------------     ----------------    ---------------     ------------
Net income                                             $            23,358  $            17,872     $       63,535      $    49,402
                                                           ================     ================    ===============     ============

Net income                                             $            23,358  $            17,872     $       63,535      $    49,402
Other comprehensive income (loss), net of taxes                       (670)                 531               (432)              20
                                                           ----------------     ----------------    ---------------     ------------
Comprehensive income                                   $            22,688  $            18,403     $       63,103      $    49,422
                                                           ================     ================    ===============     ============

Earnings per share:
     Basic                                             $              1.41  $              1.09     $         3.85      $      2.95
                                                           ================     ================    ===============     ============
     Diluted                                           $              1.38  $              1.06     $         3.76      $      2.88
                                                           ================     ================    ===============     ============

Weighted average shares outstanding:
     Basic                                                      16,536,425           16,416,629         16,517,040       16,752,261
                                                           ================     ================    ===============     ============
     Diluted                                                    16,928,804           16,825,386         16,897,927       17,158,980
                                                           ================     ================    ===============     ============

The accompanying notes are an integral part of these consolidated financial statements.

                     FirstFed Financial Corp. and Subsidiary
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                                 Nine months ended September 30,
                                                                            -------------------- --- --------------------
                                                                                    2005                     2004
                                                                            --------------------     --------------------
     CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                         $               63,535   $               49,402
     Adjustments to reconcile net income to
       net cash provided by operating activities:
       Net change in loans held-for-sale                                               (14,870)                     492
       Depreciation and amortization                                                     1,380                      837
       Provision for loan losses                                                        15,750                        -
       Amortization of fees and premiums/discounts                                      32,491                    9,506
       Increase in interest income accrued in excess of
          borrower payments                                                            (37,535)                  (3,505)
       Gain on sale of real estate held for investment                                  (1,870)                       -
       Loss (gain) on sale of loans                                                         14                   (5,400)
       Decrease in servicing asset                                                          49                       90
       FHLB stock dividends                                                             (4,573)                  (2,805)
       Change in taxes                                                                 (14,546)                   4,193
       Increase in interest and dividends receivable                                   (17,105)                  (3,906)
       Increase in interest payable                                                     16,673                    2,027
       Amortization of core deposit intangible asset                                     1,496                    1,496
       Decrease (increase) in other assets                                              (3,066)                  (7,301)
       Increase in accrued expenses and other liabilities                                7,759                    3,183
                                                                            --------------------     --------------------
         Total adjustments                                                             (17,953)                  (1,093)
                                                                            --------------------     --------------------
         Net cash provided by operating activities                                      45,582                   48,309
                                                                            --------------------     --------------------
     CASH FLOWS FROM INVESTING ACTIVITIES:
       Loans made to customers and principal
         collections on loans, net                                                  (2,326,475)              (1,429,019)
       Loans purchased                                                                       -                     (422)
       Deferred loan origination costs                                                 (61,449)                 (28,913)
       Proceeds from sales of real estate held for investment                            2,856                    1,324
       Proceeds from maturities and principal payments
         of investment securities, available-for-sale                                   96,910                   40,561
       Principal reductions on mortgage-backed securities,
         available for sale                                                             17,270                   28,880
       Purchase of investment securities,
         available for sale                                                            (51,570)                (198,494)
       Purchases of FHLB stock                                                         (34,780)                 (32,945)
       Purchases of premises and equipment                                                    -                  (5,608)
                                                                            --------------------     --------------------
         Net cash used by investing activities                                      (2,357,238)              (1,624,636)

     CASH FLOWS FROM FINANCING ACTIVITIES:
       Net increase in deposits                                                        643,600                  713,494
       Net increase in accounts payable to investors                                     6,161                        -
       Net increase in short term borrowings                                         1,954,138                1,062,802
       Net decrease in long term borrowings                                           (315,000)                (192,000)
       Increase in advance payments for taxes and insurance                              8,002                    5,869
       Purchases of treasury stock                                                           -                  (28,049)
       Other                                                                            (1,394)                     239
                                                                            --------------------     --------------------
         Net cash provided by financing activities                                   2,295,507                1,562,355
                                                                            --------------------     --------------------
       Net decrease in cash and cash equivalents                                       (16,149)                 (13,972)
       Cash and cash equivalents at beginning of period                                 68,343                   54,318
                                                                            --------------------     --------------------
       Cash and cash equivalents at end of period                       $               52,194   $               40,346
                                                                            ====================     ====================
    The accompanying notes are an integral part of these consolidated financial statements.

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


                                                      Three Months Ended                      Nine Months Ended
                                                             September 30,                         September 30,
                                                      ------------------------------------    ----------------------------------
                                                            2005                2004                2005               2004
                                                      ----------------    ----------------    ---------------    ---------------
                                                                         (In thousands, except per share data)

  Net income as reported...........................$          23,358   $          17,872   $          63,535   $         49,402
  Deduction:
    Total stock-based compensation expense
    determined under fair-value-based method for
    all awards, net of tax.........................             (310)               (116)               (871)              (536)
                                                      ----------------    ----------------    ---------------    ---------------
    Pro forma net income...........................$          23,048   $          17,756   $          62,664   $         48,866
                                                      ================    ================    ===============    ===============

  Earnings per share:
  Basic:
    As reported....................................$            1.41   $            1.09   $            3.84   $           2.95
    Pro forma......................................$            1.39   $            1.08   $            3.79   $           2.92

  Diluted:
    As reported....................................$            1.38   $            1.06   $            3.76   $           2.88
    Pro forma......................................$            1.36   $            1.06   $            3.72   $           2.86

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2005 and 2004, respectively: no dividend yield in any year; expected volatility of 31% and 32%; risk free interest rates of 4.2%; and expected average lives of 5.5 years. The weighted-average grant date fair value of options granted during the periods is $19.34 and $15.58 for 2005 and 2004. The Company has elected to recognize forfeitures in the year they occur.

6. The following table sets forth the net periodic benefit cost attributable to the Company's Supplementary Executive Retirement Plan:

                                                                                  Pension Benefits
                                                            Three months ended                       Nine months ended
                                                              September 30,                            September 30,
                                                   -----------------------------------     ------------------------------------
                                                         2005               2004                 2005                 2004
                                                   ---------------    ----------------     ----------------     ---------------
                                                                                   (In thousands)
  Service cost..................................$             141  $             122   $               423  $               365
  Interest cost.................................              167                152                   501                  454
  Amortization of net loss......................               57                 38                   171                  111
  Amortization of prior service cost............                4                 34                    12                  101
                                                   ---------------    ----------------     ----------------     ---------------
    Net periodic benefit cost...................$             369  $             346   $             1,107  $             1,031
                                                   ===============    ================     ================     ===============

Weighted Average Assumptions
  Discount rate.................................            5.75%               6.00%                 5.75%                6.00%
  Rate of compensation increase.................            4.00%               4.00%                 4.00%                4.00%
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

In December 2004, FASB issued FASB Statement No. 123R " Share-Based Payment " ("SFAS No. 123R"), which is a revision to FASB Statement No. 123, " Accounting for Stock-Based Compensation " ("SFAS No. 123"), and which addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. This statement eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion ("APB") No. 25, and generally would require instead that such transactions be accounted for using a fair-value-based method. The statement does not change the accounting in SFAS No. 123, for transactions in which an enterprise exchanges its equity instruments for services of parties other than employees or the accounting for employee stock ownership plans, which are subject to American Institute of Certified Public Accountants ("AICPA") Statement of Position 93-6, " Employers' Accounting for Employee Stock Ownership Plans" . A release was issued by the SEC on April 14, 2005 which changes the phase in period for SFAS No. 123R to the first quarter of 2006. The company will account for stock-based compensation based on this new pronouncement at that time. The Company does not expect the adoption of SFAS No. 123R to have a material impact on the financial condition or operating results of the Company.

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

Consolidated Balance Sheets

At September 30, 2005, FirstFed Financial Corp. ("Company"), holding company for First Federal Bank of California and its subsidiaries ("Bank"), had consolidated stockholders' equity of $539.2 million compared to $477.5 million at December 31, 2004 and $458.2 million at September 30, 2004. Consolidated total assets at September 30, 2005 were $9.9 billion compared to $7.5 billion at December 31, 2004 and $6.4 billion at September 30, 2004. The increase in total assets for the period ended September 30, 2005 compared to December 31, 2004 and September 30, 2004 is primarily attributable to growth in the loan portfolio to $9.2 billion at September 30, 2005 from $6.8 billion at December 31, 2004 and $5.8 billion at September 30, 2004. Loan originations and purchases were $3.7 billion during the first nine months of 2005 compared to $2.5 billion during the first nine months of 2004. Loan payoffs and principal reductions were $1.4 billion during the first nine months of 2005 compared to $1.1 billion during the first nine months of 2004.

Our asset growth during the first nine months of 2005 was funded with collateralized borrowings, deposits and borrowings from the FHLB. Collateralized borrowings increased to $1.1 billion at September 30, 2005 from $187.0 million at December 31, 2004 and $111.2 million at September 30, 2004. To facilitate these borrowings, in January of 2005 we completed a loan securitization with Fannie Mae in which $1.3 billion of multi-family loans were converted into mortgage-backed securities. Because we retained full recourse on the securitized loans, we continue to account for these mortgage-backed securities as part of our loan portfolio. FHLB advances increased by $650.3 million and deposits increased by $643.6 million during the first nine months of 2005.

On June 15, 2005, the Company completed a $50 million offering of senior debentures due in 2015 with interest fixed at 5.65% for the first five years and adjustable thereafter at 1.55% over the 3-month LIBOR. As of September 30, 2005, $25 million had been invested in the Bank as additional equity. The remaining proceeds will be used to finance the Bank's growth and for general corporate purposes. The Bank's risk-based capital ratio was 11.70% and its core and tangible capital ratios were 5.66% as of September 30, 2005.

Because substantially all of the Bank's loans are located in California, we continuously monitor the California real estate market and the sufficiency of the collateral supporting our real estate loan portfolio. We consider several factors including the property location, the date of loan origination, the original loan-to-value ratio and the current loan to value ratio.

The state of California has been experiencing record high home prices for the last several years. According to the California Association of Realtors ("CAR") report released October 25, 2005, the median price of a single family home in California grew to $543,980 during the month of September, an increase of 17.3% over the median price one year ago. Sales activity levels also increased 3.9% during September 2005 compared to one year ago.

Many economists believe that the California real estate market can not continue to increase at these record levels. The UCLA Anderson Forecast for California, September 2005 Report (the "UCLA Forecast"), predicts a slow down in the LA County housing market early in 2006, with a broader economic slowdown in 2006-2007.

Lending Activities

The following table summarizes loan originations by property type for the periods indicated:

                                                       Nine months ended
                                                         September 30,
                                                    2005             2004
                                                --------------  ---------------
                                                         (In thousands)

    Single family                               $   3,321,379   $    1,972,121
    Multi-family and commercial                       390,520          487,271
    Other (1)                                          35,615           61,915
                                                  ------------    -------------
      Total                                     $   3,747,514   $    2,521,307
                                                  ============    =============

(1) Includes consumer loans and commercial business loans.

The following table shows the components of our portfolio of loans (including loans held for sale) by collateral type at the dates indicated:

                                                                 September 30,      December 31, 2004      September 30,
                                                                     2005                                       2004
                                                              ------------------    ----------------     -----------------
                                                                                  (In thousands)
     REAL ESTATE LOANS
      First trust deed residential loans
        One-to-four units                                 $            6,873,628 $         4,585,962 $           3,727,516
        Five or more units                                             1,938,436           1,825,564             1,703,413
                                                              ------------------    ----------------     -----------------
           Residential loans                                           8,812,064           6,411,526             5,430,929

    OTHER REAL ESTATE LOANS
        Commercial and industrial                                        295,558             324,805               313,475
        Second trust deeds                                                 6,555               5,466                 6,018
        Other                                                              4,448              20,902                19,028
                                                              ------------------    ----------------     -----------------
           Real estate loans                                           9,118,625           6,762,699             5,769,450

    NON-REAL ESTATE LOANS
        Deposit accounts                                                     396                 491                   526
        Commercial business loans                                         81,977              58,869                55,742
        Consumer                                                          60,303              60,677                57,940
                                                              ------------------    ----------------     -----------------
           Loans receivable                                            9,261,301           6,882,736             5,883,658

    LESS:
        General valuation allowances - loan
           portfolio                                                      93,594              78,675                75,681
        Valuation allowances - impaired loans                                 -                  496                   496
        Deferred loan origination costs, net                            (63,422)             (34,380)              (18,458)
                                                              ------------------    ----------------     -----------------
                                                                       9,231,129           6,837,945             5,825,939
    LESS:
        Loans held for sale                                               14,870                   -                     -
                                                              ------------------    ----------------     -----------------
           Net loans receivable                                        9,216,259           6,837,945             5,825,939
                                                              ==================    ================     =================

                                        11

The following table summarizes loan originations by type of index for the periods indicated:

                                                                     Nine months ended
                                                                       September 30,
                                                                   2005            2004
                                                               -------------- ----------------
                                                                       (In thousands)
Adjustable:
  CODI                                                         $   3,037,519  $     1,656,298
  12MAT                                                              508,687          703,389
  COFI                                                               168,758           79,496
  LIBOR                                                                  600                -
  Other                                                               31,010           58,792

Fixed:                                                                   940            3,723
Hybrid (1)                                                                 -           19,609

                                                                 ------------   --------------
    Total                                                      $   3,747,514  $     2,521,307
                                                                 ============   ==============

(1) These loan types are adjustable rate loans with initial fixed interest rate periods ranging from 3 to 7 years.


At September 30, 2005, 95.9% of our loan portfolio was invested in adjustable rate products. Loans that adjust monthly based on the 3-Month Certificate of Deposit Index ("CODI") comprised 54.9% of the loan portfolio. Loans that adjust monthly based on the 12-month average U.S. Treasury Security rate ("12MAT") comprised 24.2% of the loan portfolio. Loans that adjust monthly based on the Federal Home Loan Bank ("FHLB") Eleventh District Cost of Funds Index ("COFI") comprised 12.2% of the loan portfolio. Loans that adjust monthly based on the London Inter-Bank Offering Rate ("LIBOR") and other indices comprised 4.6% of the loan portfolio.

The following table summarizes single family loan originations by documentation type for the periods indicated:

                                                                Nine months ended
                                                                  September 30,
                                                              2005             2004
                                                          --------------  ---------------
                                                                  (In thousands)

    Verified Income/Verified Asset                        $     544,375   $      328,767
    Stated Income/Verified Asset                              1,124,049          588,369
    Stated Income/Stated Asset                                1,216,061          870,961
    No Income/No Asset                                          436,894          184,024

                                                            ------------    -------------
      Total                                               $   3,321,379   $    1,972,121
                                                            ============    =============

Loans that allow for a reduced level of documentation at origination are an increasing percentage of loans originated in our market areas. On Stated Income/Stated Asset ("SISA") loans, the borrower includes information on his/her level of income and assets that is not subject to verification. On Stated Income/Verified Assets ("SIVA") loans, the borrower includes information on his/her level of income, but his/her assets are verified. For No Income/No Asset ("NINA") loans, the borrower is not required to submit information on his/her level of income or assets. The Bank attempts to mitigate the inherent risk of making reduced documentation loans by evaluating the other credit characteristics of the loans, such as the creditworthiness of the borrower and the loan to value ratio based on the collateral's appraised value at the origination date. The underwriting of these loans is based on the borrower's credit score, credit history and the value of the collateral.

The average borrower FICO score and average loan-to-value ratio on single family loan originations were 715 and 74%, respectively, for the first nine months of 2005, compared to 704 and 75% for the comparable 2004 period. At September 30, 2005, approximately 10%, 31% and 37% of our single family loan portfolio was comprised of NINA, SIVA and SISA loans, respectively. This compares to 6%, 27% and 39% of our single family loan portfolio being NINA, SIVA and SISA loans, respectively, at September 30, 2004. Our portfolios of multi-family and other real estate loans all require full documentation by the borrowers.

Our adjustable rate products allow negative amortization to occur when a borrower's monthly payment is not large enough to pay the monthly interest accruing on the loan. Negative amortization, which results when unpaid interest earned by the Bank is added to borrowers' loan balances, totaled $37.6 million at September 30, 2005, $5.6 million at December 31, 2004 and $3.5 million at September 30, 2004. Negative amortization increased by $17.2 million during the third quarter of 2005 and $32.0 million during the first nine months of 2005. Negative amortization has increased over the last four quarters due to rising interest rates, the origination of loans with low initial pay rates and an increasing number of single family loans that allow for fixed payment periods of three to five years. The portfolio of single family loans with fixed payment periods of three to five years was $2.7 billion at September 30, 2005, $1.6 billion at December 31, 2004 and $1.1 billion at September 30, 2004. Negative amortization as a percentage of all single family loans with fixed payment periods (one to five years) totaled 0.55% at September 30, 2005, 0.12% as of December 31, 2004 and 0.10% as of September 30, 2004.

The amount of negative amortization that may occur in the loan portfolio is uncertain and is influenced by a number of factors outside of our control, including changes in the underlying index, the amount and timing of borrowers' monthly payments, and unscheduled principal payments. If the applicable index were to increase and remain at relatively high levels, the amount of deferred interest occurring in the loan portfolio would be expected to trend higher, absent other mitigating factors such as increased prepayments or borrowers making monthly payments that meet or exceed the amount of interest then accruing on their mortgage loan. Similarly, if the index were to decline and remain at relatively low levels, the amount of negative amortization occurring in the loan portfolio would be expected to trend lower.

Our non-performing assets to total assets ratio was 0.07% at September 30, 2005, compared to 0.07% at December 31, 2004 and 0.02% at September 30, 2004. (See "Non-performing Assets" for further discussion.)

We recorded net loan charge-offs of $1.0 million and $1.3 million for the third quarter of 2005 and first nine months of 2005. This compares to net loan recoveries of $231 thousand and $443 thousand during the third quarter and first nine months of 2004. Due to growth in the loan portfolio, we recorded loan loss provisions of $8.0 million and $15.8 million during the third quarter and first nine months of 2005, but no provision was recorded for the comparable 2004 periods. Allowances for loan losses (including general valuation allowances and valuation allowances for impaired loans) totaled $93.6 million or 1.01% of gross loans at September 30, 2005. This compares with $79.2 million or 1.15% at December 31, 2004 and $76.2 million or 1.29% at September 30, 2004.

The mortgage-backed securities portfolio, classified as available-for-sale, was recorded at fair value as of September 30, 2005. An unrealized gain of $230 thousand, net of taxes, was recorded in stockholders' equity as of September 30, 2005. This compares to net unrealized gains of $420 thousand as of December 31, 2004 and $684 thousand as of September 30, 2004.

The investment securities portfolio, classified as available-for-sale, was recorded at fair value as of September 30, 2005. An unrealized gain of $225 thousand, net of taxes, was reflected in stockholders' equity as of September 30, 2005. This compares to net unrealized gains of $467 thousand as of December 31, 2004 and a net unrealized loss of $427 thousand as of September 30, 2004.

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

The one year GAP (the difference between rate-sensitive assets and liabilities repricing within one year or less) was a positive $347.2 million or 3.52% of total assets at September 30, 2005. In comparison, the one year GAP was a positive $653.7 million or 8.75% of total assets at December 31, 2004. The decrease in GAP at September 30, 2005 from December 31, 2004 was attributable to an increase in short-term borrowings to fund adjustable rate loans.

Capital

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and percentages of total capital to assets. The Bank meets the standards necessary to be deemed well capitalized under the applicable regulatory requirements. The following table summarizes our actual capital and required capital at September 30, 2005:

                                                                                        Tier 1          Risk-based
                                                 Tangible        Core Capital        Risk- based          Capital
                                                  Capital                              Capital
                                               --------------    --------------     ---------------    --------------
                                                                     (Dollars in thousands)

Actual Capital:
    Amount                                  $      557,402    $      557,402    $        557,402    $     624,464
    Ratio                                             5.66%             5.66%              10.44%           11.70%
FIRREA minimum required capital:
    Amount                                  $      147,674    $      393,799    $              -    $     427,077
    Ratio                                             1.50%             4.00%                  -%            8.00%
FIRREA well capitalized required capital:
    Amount                                  $            -    $      492,248    $        320,308    $     533,846
    Ratio                                                -%             5.00%               6.00%           10.00%

The above capital ratios include a $25.0 million additional investment in the Bank by FirstFed Financial Corp. during the third quarter of 2005.

There were no repurchases of common stock during the first nine months of 2005. Common stock repurchases during the year 2004 amounted to 696,900 shares of company stock at an average market price of $40.25 per share. There remain 1,472,079 shares eligible for repurchase under our stock repurchase program as of October 28, 2005.

Loan Loss Allowances

Listed below is a summary of activity in our general valuation allowance and the valuation allowance for impaired loans during the periods indicated:

                                                                  Nine Months Ended September 30, 2005
                                                          ----------------- -- ---------------- -- -------------
                                                              General             Impaired
                                                             Valuation            Valuation
                                                             Allowances          Allowances           Total
                                                          -----------------    ----------------    -------------
                                                                              (In thousands)

            Balance at December 31, 2004               $           78,675   $             496   $       79,171
            Provision for loan losses                              14,650               1,100           15,750
            Charge-offs:
               Single family                                           (5)                 -               (5)
               Commercial                                               -              (1,596)         (1,596)
                                                          -----------------    ----------------    -------------
            Total charge-offs                                          (5)             (1,596)          (1,601)
            Recoveries                                                274                   -              274
                                                          -----------------    ----------------    -------------
            Net (charge-offs)/recoveries                              269              (1,596)          (1,327)
                                                          -----------------    ----------------    -------------
            Balance at September 30, 2005              $           93,594   $               -   $       93,594
                                                          =================    ================    =============

                                                                  Nine Months Ended September 30, 2004
                                                          ----------------- -- ---------------- -- -------------
                                                              General             Impaired
                                                             Valuation            Valuation
                                                             Allowances          Allowances           Total
                                                          -----------------    ----------------    -------------
                                                                              (In thousands)

            Balance at December 31, 2003               $           75,238   $              496  $       75,734
            Recoveries                                                443                    -             443
                                                          -----------------    ----------------    -------------
            Balance at September 30, 2004              $           75,681   $               496 $       76,177
                                                          =================    ================    =============


Management is unable to predict future levels of loan loss provisions. Among other things, loan loss provisions are based on the level of loan charge-offs, foreclosure activity, and the economy in Southern California.

Consolidated Statements of Income

We reported consolidated net income of $23.4 million or $1.38 per diluted share of common stock and $63.5 million or $3.76 per diluted share of common stock for the third quarter and first nine months of 2005 compared to net income of $17.8 million or $1.06 per diluted share of common stock and $49.4 million or $2.88 per diluted share of common stock for the third quarter and first nine months of 2004. Income for the quarter and year-to-date periods increased due to growth in net interest income and an increase in loan prepayment fee income. Results for the third quarter of 2005 include a $1.9 million gain on the sale of real estate. Results for the third quarter of 2004 include a $5.4 million gain on the sale of loans, which resulted from the reversal of the valuation allowance for loans sold with recourse.

Net Interest Income

Net interest income increased to $56.0 million and $160.1 million during the third quarter and first nine months of 2005 compared to $38.9 million and $116.6 million during the same periods of last year. Net interest income increased primarily as a result of an increase in average interest-earning assets offset by a decrease in interest rate spreads. Average interest-earning assets increased by 61% during the third quarter of 2005 compared to the third quarter of 2004 and by 63% during the first nine months of 2005 compared to the first nine months of last year.

The interest rate spread decreased to 2.26% during the third quarter of 2005 from 2.55% during the third quarter of 2004 and to 2.34% for the first nine months of 2005 from 2.77% during the first nine months of 2004. The reduction in interest rate spreads is attributable to higher rates paid on deposits and borrowings which exceeded the upward adjustments on our adjustable rate loan portfolio. The Federal Reserve has increased short term interest rates twelve times since June 2004.

The interest rate spread for 2005 has also declined as we have experienced higher levels of loan payoffs during the period. As loans are paid off, any unamortized deferred loan origination costs associated with those loans are written off and recorded as a reduction in loan interest income. The Bank also receives loan prepayment fees on most loans that are repaid in the first three years. In many cases, the Bank has designed the prepayment fee to offset the expense of the loan origination costs. The loan prepayment fees are recorded as loan fee income, as discussed below under "Non-Interest Income and Expense".

The following tables sets forth: (i) the average daily dollar amounts of and average yields earned on loans, mortgage-backed securities and investment securities, (ii) the average daily dollar amounts of and average rates paid on savings deposits and borrowings, (iii) the average daily dollar differences,
(iv) the interest rate spreads, and (v) the effective net spreads for the periods indicated:

                                                                          During the Nine Months Ended September
                                                                                            30,
                                                                          --------------------------------------
                                                                                2005                 2004
                                                                          ---------------     ------------------
                                                                                  (Dollars in thousands)
     Average loans and mortgage-backed securities                      $      8,280,204   $          4,968,365
     Average investment securities                                              224,120                242,345
                                                                          ---------------     ------------------
     Average interest-earning assets                                          8,504,324              5,210,710
                                                                          ---------------     ------------------
     Average savings deposits                                                 3,967,244              2,798,348
     Average borrowings                                                       4,250,675              2,136,130
                                                                          ---------------     ------------------
     Average interest-bearing liabilities                                     8,217,919              4,934,478
                                                                          ---------------     ------------------
     Excess of interest-earning assets over
         interest-bearing liabilities                                  $        286,405   $            276,232
                                                                          ===============     ==================

     Yields earned on average interest-earning assets                              5.02%                  4.61%
     Rates paid on average interest-bearing liabilities                            2.68                   1.84
     Interest rate spread                                                          2.34                   2.77
     Effective net spread (1)                                                      2.43                   2.87

     Total interest income                                             $        320,188   $            180,160
     Total interest expense                                                     165,180                 68,096
                                                                          ---------------     ------------------
                                                                                155,008                112,064
     Total other items (2)                                                        5,132                  4,502
                                                                          ---------------     ------------------
     Net interest income                                               $        160,140   $            116,566
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

Non-Interest Income and Expense

Loan servicing and other fees increased to $6.8 million and $14.2 million for the third quarter and first nine months of 2005, compared to $2.5 million and $6.9 million for the same periods of the prior year. A higher percentage of loans in the Bank's current portfolio are subject to prepayment fees than in the past. As a result, loan prepayment fees grew to $6.2 million and $12.8 million for the third quarter and first nine months of 2005, compared to $2.2 million and $5.8 million for the same periods of 2004.

Real estate operations resulted in net income of $1.8 million and $2.1 million for the third quarter and first nine months of 2005, compared to a net loss of $24 thousand for the third quarter of 2004 and a net gain of $106 thousand during the first nine months of 2004. Real estate operations include gains and losses on the sale of foreclosed properties as well as rental income and operating expense during the holding period. Real estate operations for the third quarter and first nine months of 2005 include a $1.6 million gain on the sale of a property acquired in settlement of a judgment and a $327 thousand recovery resulting from the settlement of a judgment.

Non-interest expense totaled $17.8 million and $55.3 million during the third quarter and first nine months of 2005, respectively, compared to $17.7 million and $48.3 million during the same periods of 2004. The increase in expenses during the first nine months of 2005 compared to the first nine months of 2004 results from higher incentive-based compensation and other operating costs associated with increased loan production. Non-interest expense during the third quarter of 2005 was comparable to the third quarter of 2004 because loan originations and the costs thereon were approximately the same during the quarters.

The ratio of non-interest expense to average total assets fell to 0.74% for the third quarter of 2005 compared to 1.18% for the third quarter of 2004. For the first nine months of 2005, the ratio of non-interest expense to total average assets decreased to 0.84% compared to 1.17% for the first nine months of 2004. The decreases are attributable to growth in average assets.

Non-accrual, Past Due, Modified and Restructured Loans

We accrue interest earned but uncollected for every loan without regard to its contractual delinquency status and establish a specific interest allowance for each loan which becomes 90 days or more past due or which is in foreclosure. Loans requiring delinquent interest allowances (non-accrual loans) totaled $6.7 million at September 30, 2005 compared to $5.0 million at December 31, 2004 and $1.4 million at September 30, 2004.

The amount of interest allowance for loans 90 days or more delinquent or in foreclosure was $185 thousand, $256 thousand, and $190 thousand as of September 30, 2005, December 31, 2004, and September 30, 2004, respectively. The decrease in the interest allowance at September 30, 2005 is due to the fact that several loans in foreclosure were current or in prepaid status as of that date.

We allow loan restructurings that result from temporary modifications of principal and interest payments. Under these arrangements, loan terms are typically reduced to no less than a monthly interest payment required under the note. Any loss of revenues under the modified terms would be immaterial to us. Generally, if the borrower is unable to return to scheduled principal and interest payments at the end of the modification period, foreclosure proceedings are initiated. At September 30, 2005, we had net modified loans totaling $2.0 million. No modified loans were 90 days or more delinquent at September 30, 2005.

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

The following is a summary of impaired loans, net of valuation allowances for impairment, at the dates indicated:

                                             September 30,        December 31, 2004       September 30,
                                                  2005                                         2004
                                           -------------------    ------------------    -------------------
                                                                   (In thousands)
         Non-accrual loans                 $            2,722     $           1,360     $               -
         Modified loans                                     -                     -                     -
                                           -------------------    ------------------    -------------------
                                           $            2,722     $           1,360     $               -
                                           ===================    ==================    ===================

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

The following is a summary of information pertaining to impaired and non-accrual loans:

                                                                                   At September 30,
                                                                            -----------------------------
                                                                                 2005            2004
                                                                            -------------   -------------
                                                                                  (In thousands)

           Impaired loans without a valuation allowance ...........     $          2,722    $          -
           Impaired loans with a valuation allowance.............       $              -    $        496
           Valuation allowance related to impaired loans...........     $              -    $        496

           Total non-accrual loans.................................     $          2,722    $          -



                                                                                  Three Months Ended
                                                            ----------------------------------------------------------------
                                                               September 30,            December 31,          September 30,
                                                                    2005                    2004                  2004
                                                            -------------------     ------------------     -----------------
                                                                                  (In thousands)

  Average investment in impaired loans..............    $          2,893        $            602       $                -
  Interest income recognized on impaired loans......    $             37        $             22       $                -
  Interest income recognized on a cash basis on
    impaired loans..................................    $             29        $             16       $                -


Asset Quality

The following table sets forth certain asset quality ratios at the dates indicated:

                                                                 September 30,        December 31, 2004       September 30,
                                                                      2005                                         2004
                                                               -------------------    ------------------    -------------------

Non-performing loans to gross loans receivable (1)                          0.07%                 0.07%                  0.02%

Non-performing assets to total assets (2)                                   0.07%                 0.07%                  0.02%

Loan loss allowances to non-performing loans (3)                           1,393%                1,588%                 5,560%

Loan loss allowances to gross loans receivable (4)                          1.01%                 1.15%                  1.29%

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

Non-performing Assets

We define non-performing assets as loans delinquent over 90 days (non-accrual loans), loans in foreclosure and real estate acquired by foreclosure (real estate owned). The following is an analysis of non-performing assets at the dates indicated:

                                                  September 30,        December 31, 2004         September 30,
                                                      2005                                           2004
                                               --------------------    ------------------    ----------------------
                                                                         (In thousands)
Real estate owned:
    Single family                              $                -                     -                         -
                                               --------------------    ------------------    ----------------------
        Total real estate owned                                 -                     -                         -
                                               --------------------    ------------------    ----------------------

Non-accrual loans:
    Single family                                           6,718                 4,590                     1,364
    Multi-family                                                -                   391                         6
    Other                                                       -                     4                         -
                                               --------------------    ------------------    ----------------------
       Total non-accrual loans                              6,718                 4,985                     1,370
                                               --------------------    ------------------    ----------------------
       Total non-performing assets                          6,718                 4,985                     1,370
                                               ====================    ==================    ======================

Real estate owned and non-accrual loans, while varying from quarter to quarter, have remained at relatively low levels for the last few years due to the strong real estate market in California. A slowdown in the California real estate market would negatively impact our level of non-performing assets. Historically, single family non-performing loans have been attributable to factors such as layoffs and decreased incomes. Historically, multi-family and commercial non-performing loans have been attributable to factors such as declines in occupancy rates, employment rates and rental values.

Sources of Funds

External sources of funds include savings deposits from several sources, advances from the Federal Home Loan Bank of San Francisco, and securitized borrowings.

Savings deposits are accepted from retail banking offices, telemarketing sources, and national deposit brokers. The cost of funds, operating margins and our net income associated with brokered and telemarketing deposits are generally comparable to the cost of funds, operating margins and our net income associated with retail deposits, FHLB borrowings and repurchase agreements. As the cost of each source of funds fluctuates from time to time, based on market rates of interest offered by us and other depository institutions, we select funds from the lowest cost source until the relative costs change. As the cost of funds, operating margins and our net income associated with each source of funds are generally comparable; we do not deem the impact of our use of any one of the specific sources of funds at a given time to be material.

Total savings deposits increased by $424.1 million and $643.6 million during the third quarter and first nine months of 2005. The increase in deposits for the third quarter and first nine months of 2005 is primarily attributable to additional deposits acquired from national brokerage firms ("brokered deposits"), additional retail banking offices and additional telemarketing deposits.

Brokered deposits increased by $288.5 million and $482.8 million during the third quarter and first nine months of 2005. Brokered deposits comprised 38% and 20% of total deposits at September 30, 2005 and September 30, 2004. Because we have sufficient capital to be deemed "well-capitalized" under the standards established by the Office of Thrift Supervision, we may solicit brokered funds without special regulatory approval.

Deposits accepted by retail banking offices increased by $67.4 million and $88.5 million during the third quarter and first nine months of 2005. Retail deposits comprised 59% and 79% of total deposits as of September 30, 2005 and September 30, 2004.

Telemarketing deposits decreased by $68.1 million during the third quarter of 2005 and $72.3 million during the first nine months of 2005. These deposits are normally large deposits from pension plans, managed trusts and other financial institutions. These deposit levels fluctuate based on the attractiveness of our rates compared to returns available to investors on alternative investments. Telemarketing deposits comprised 3% and 1% of total deposits at September 30, 2005 and September 30, 2004.

Total borrowings increased by $122.8 million and $1.6 billion during the third quarter and first nine months of 2005. FHLB advances increased by $228.0 million and $650.3 million during the third quarter and first nine months of 2005. Borrowings under reverse repurchase agreements decreased by $105.1 million during the third quarter but increased by $938.8 million during the first nine months of 2005. The decrease in borrowings under reverse repurchase agreements during the third quarter of 2005 was due to the principal reductions and payoffs of the mortgage-backed securities used as collateral for the borrowings. The increase in borrowings under reverse repurchase agreements during the first nine months of 2005 was due to availability of additional collateral after we securitized $1.3 billion of multi-family loans into mortgage-backed securities to act as collateral for these borrowings during the first quarter.

On June 15, 2005, FirstFed Financial Corp. completed a $50 million offering of senior debentures due in 2015 with interest fixed at 5.65% for the first five years. As of September 30, 2005, $25 million of these funds had been invested in the Bank. The remaining proceeds will be used to finance the Bank's growth and for general corporate purposes.

Internal sources of funds include both principal payments and payoffs on loans and mortgage-backed securities, loan sales, and positive cash flows from operations. Principal payments include amortized principal and prepayments that are a function of lending activity and the general level of interest rates.

Loan payoffs and principal reductions totaled $587.9 million and $1.4 billion for the third quarter and first nine months of 2005 compared to $358.3 million and $1.1 billion for the same periods of 2004.

We are actively seeking to expand our sources of deposits through the establishment of new branch offices. We entered into agreements to lease two additional facilities for branch offices during the first nine months of 2005 and we are in various stages of negotiation for five additional possible offices. We are continuing to evaluate these and other potential branch sites in the Southern California area. However, there can be no assurance that any of these evaluations will result in the establishment of additional branch offices.

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

(b)      Reports on Form 8-K

We filed current reports on Form 8-K during the quarter ended September 30, 2005 on the following dates: July 28, 2005, August 18, 2005, and September 20, 2005. These reports are related to the release of our disclosure of certain other financial data.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            FIRSTFED FINANCIAL CORP.
                                            --------------------------
                                            Registrant



Date:   November 8, 2005                    By:  /s/ Douglas J. Goddard
                                                     ----------------------
                                                     Douglas J. Goddard
                                                     Chief Financial Officer and
                                                     Executive Vice President

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

Dated this 8th day of November 2005.

                                       By: /s/ Babette E. Heimbuch
                                           --------------------------
                                               Babette E. Heimbuch
                                               Chief Executive Officer

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

Dated this 8th day of November 2005.

                                              By: /s/ Douglas Goddard
                                                  -----------------------
                                                      Douglas Goddard
                                                      Chief Financial Officer

                                  EXHIBIT 32.1


                                CEO CERTIFICATION

The undersigned, as Chief Executive Officer hereby certifies, to the best of her knowledge and belief, that:

         (1) the Form 10-Q of FirstFed Financial Corp. (the "Company") for the quarterly period ended September 30, 2005 (the "Report ") accompanying this certification fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

         (2) the information contained in the Report fairly presents, in all material respects, the consolidated balance sheets and consolidated statements of income of the Company for such period.

This certification is made solely for purposes of complying with the provisions of Section 906 of the Sarbanes-Oxley Act of 2003, 18 U.S.C. Section 1350.

                                            FIRSTFED FINANCIAL CORP.
                                            ----------------------------
                                            Registrant


Date:   November 8, 2005
                                            By: /s/ Babette E. Heimbuch
                                                -------------------------
                                                    Babette E. Heimbuch
                                                    Chief Executive Officer

                                  EXHIBIT 32.2


                                CFO CERTIFICATION

The undersigned, as Chief Financial Officer hereby certifies, to the best of his knowledge and belief, that:

         (1) the Form 10-Q of FirstFed Financial Corp. (the "Company") for the quarterly period ended September 30, 2005 (the "Report ") accompanying this certification fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

         (2) the information contained in the Report fairly presents, in all material respects, the consolidated balance sheets and consolidated statements of income of the Company for such period.

This certification is made solely for purposes of complying with the provisions of Section 906 of the Sarbanes-Oxley Act of 2003, 18 U.S.C. Section 1350.

                                            FIRSTFED FINANCIAL CORP.
                                            ----------------------------
                                            Registrant


Date:   November 8, 2005
                                            By:  /s/ Douglas J. Goddard
                                                 -----------------------
                                                     Douglas J. Goddard
                                                     Chief Financial Officer and
                                                     Executive Vice President