Form 10-K
period 2005-12-31
FIRSTFED FINANCIAL CORP
filed 2006-03-15
CIK 810536

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

[X]           ANNUAL  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended December 31, 2005
                                       OR
[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [X]    No [ ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act.
Yes [ ]    No [X]

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).
Large accelerated filer [X] Accelerated filer [ ] Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [ ]   No [X]

The approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2005 was $895,800,000, based on the closing sales price of the registrant's common stock on the New York Stock Exchange on such date of $59.61 per share. For purposes of the preceding sentence only, all directors, executive officers and beneficial owners of ten percent or more of the common stock, as well as the Company's Employee Stock Ownership Plan ("ESOP"), are assumed to be affiliates.


The number of shares of registrant's $0.01 par value common stock outstanding as of February 2, 2006: 16,581,644.
                  DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Annual Meeting of Stockholders to be held April 26, 2006 ("Proxy Statement"), (Parts II, III & IV).

Disclosure Regarding Forward-looking Statements

      This Annual Report on Form 10-K for the year ended December 31, 2005 includes certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, (the "Securities Act") and Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). All statements, other than statements of historical facts, included in this Annual Report that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, including, but not limited to, such matters as future product development, business development, competition, future revenues, business strategies, xpansion and growth of the Company's operations and assets and other such matters are forward-looking statements. These kinds of statements are signified by words such as "believes," "anticipates," "expects," "intends," "may", "could," and other similar expressions. However, these words are not the exclusive means of identifying such statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, including the risk factors discussed below, general economic and business conditions, the business opportunities (or lack thereof) that may be presented to and pursued by the Company, changes in law or regulations and other factors, many of which are beyond the Company's control. Specific factors that could cause results to differ materially from historical results or those anticipated are: (1) the level of demand for adjustable rate mortgages, which is affected by external factors such as interest rates, the strength of the California economy; (2) fluctuations between consumer interest rates and the cost of funds; (3) federal and state regulation of lending, deposit and other operations, (4) competition for financial products and services within the Bank's market areas; (5) operational and infrastructural risks; (6) capital market activities; and (7) critical accounting estimates. Investors are cautioned that any such statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in the forward-looking statements. Investors are also referred to the more detailed discussion of risk factors in "Risk Factors" and " Management's Discussion and Analysis" in this Report.





                            FirstFed Financial Corp.
                                      Index
                                                                                             Page

Part I       Item 1.  Business....................................................              4
             Item 1A. Risk Factor.................................................             23
             Item 1B. Unresolved Staff Comments...................................             24
             Item 2.  Properties..................................................             24
             Item 3.  Legal Proceedings...........................................             24
             Item 4.  Submission of Matters to a Vote of Security Holders.........             24

Part II      Item 5.  Market for Registrant's Common Equity and Related...........
                      Stockholder Matters.........................................             25
             Item 6.  Selected Financial Data.....................................             26
             Item 7.  Management's Discussion and Analysis of Consolidated Balance
                      Sheets and Consolidated Statements of Income................             27
             Item 7A. Quantitative and Qualitative Disclosure About Market Risk...             39
             Item 8.  Financial Statements and Supplementary Data.................             43
                      Notes to Consolidated Financial Statements..................             47
                      Report of Independent Registered Public Accounting Firm.....             72
             Item 9.  Changes in and Disagreements with Accountants on............
                      Accounting and Financial Disclosure.........................             74
             Item 9A. Controls and Procedures.....................................             74

Part III     Item 10. Directors and Executive Officers of the Registrant..........             77
             Item 11. Executive Compensation......................................             77
             Item 12. Security Ownership of Certain Beneficial Owners and.........
                      Management..................................................             77
             Item 13. Certain Relationships and Related Transactions..............             77
             Item 14. Principal Accounting Fees and Services......................             77

Part IV      Item 15. Exhibits....................................................             78
                      Signatures..................................................             79
                      Power of Attorney...........................................             79
Exhibits
             31.1 Certification of Chief Executive Officer pursuant to Section 302
                  of the Sarbanes-Oxley Act of 2002...............................             80
             31.2 Certification of Chief Financial Officer pursuant to Section 302
                  of the Sarbanes-Oxley Act of 2002...............................             81
             32.1 Certification of Chief Executive Officer pursuant to 18 USC.....
                  Section 1350, as adopted pursuant to Section 906 of the.........
                  Sarbanes-Oxley Act of 2002......................................             82
             32.2 Certification of Chief Financial Officer pursuant to............
                  18 USC Section 1350, as adopted pursuant to Section 906.........
                  of the Sarbanes-Oxley Act of 2002...............................             83

                                        3

                                     PART I

ITEM 1. - BUSINESS

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

      The Company is a savings and loan holding company and as such is subject to examination and regulation by the Office of Thrift Supervision ("OTS"). Our deposits are insured by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation (the "FDIC"). We are regulated by the Director of the OTS and the FDIC. We are a member of the Federal Home Loan Bank ("FHLB") of San Francisco, which is one of the 12 regional banks comprising the Federal Home Loan Bank System. We are also subject to certain regulations of the Board of Governors of the Federal Reserve System ("FRB") with respect to reserves required to be maintained against deposits and certain other matters. See "-Summary of Material Legislation and Regulations-"

      The Company's periodic and current reports are available free of charge on its website at www.firstfedca.com as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.

      Our principal business is attracting checking and savings deposits from the general public, and using such deposits, together with borrowings and other funds, to make real estate, business and consumer loans.

      At December 31, 2005, the Company had assets totaling $10.5 billion, compared to $7.5 billion at December 31, 2004 and $4.8 billion at December 31, 2003. The Company recorded net income of $91.7 million for 2005, compared to $65.8 million for 2004 and $64.5 million for 2003.

      We derive our revenues principally from interest on loans and investments and loan prepayment fee income. Our major items of expense are interest on deposits and borrowings, and general and administrative expense.

      As of February 2, 2006 we operated 30 full-service banking branches, all located in Southern California. Permission to operate full-service branches is granted by the OTS. In addition to these branches, we operate 6 lending offices which are located in both Southern and Northern California, a call center which conducts transactions with deposit and loan clients by telephone, and an internet website through which clients can open accounts, transfer funds or pay bills.

      Southern California has traditionally been our primary lending area. In 2004 we opened a single family loan office in Northern California. Single family loans originated in Northern California comprised 47% of originations during 2005 compared to 38% of originations during 2004. The majority of our residential loans are obtained from wholesale loan brokers. Residential loans are also offered by all of our full-service branches. In addition, we have an income property lending group and a commercial banking group which lend primarily in Southern California.

      The  Bank  has  three   wholly-owned   subsidiaries:   Seaside   Financial
Corporation, Oceanside Insurance Agency, Inc. and Santa Monica Capital Group, all of which are California corporations. See "-Subsidiaries-".

      In February of 2004, the Bank received approval to begin trust operations. We believe the wealth management and trust services offered by the trust division complement the other services currently offered.

Current Operating Environment

      The Company's operating results are significantly influenced by national and regional economic conditions, monetary and fiscal policies of the federal government, local housing demand and affordability, and general levels of interest rates.

      California home prices have increased dramatically over the last several years, but are beginning to level off. The California Association of Realtors, in its "2006 Housing Market Forecast" states, "After four years of steep increases, the rate of home price appreciation will moderate during 2006." According to the UCLA Anderson Forecast for California, December 2005 Report ("Forecast"), year-over-year home prices in California have already fallen slightly in some areas and have flattened out in others. The Forecast states, "California, as with the rest of the nation, is beginning to feel pressure from increased interest rates, lower construction activity, and a weakening job market." However, economists are uncertain as to the length and severity of any potential weakness in the California economy or real estate markets. UCLA forecasters predict a slow down in construction activity over the next two years with accompanying job losses in the construction sector, but no overall recession for the state.

      We continuously monitor the sufficiency of the collateral supporting our real estate loan portfolio based on many factors including property location, date of loan origination, and original loan-to-value ratio.

      Business loans collateralized by inventory, accounts receivable and/or other assets are monitored on a monthly or quarterly basis through reports provided by the borrower. Site visits and collateral audits are required at loan origination and periodically thereafter.

      We adjust our general allowance for loan losses as a result of our evaluations and the level of growth in the loan portfolio. Due to substantial growth in the loan portfolio, we recorded a $19.8 million provision for loan losses during 2005 compared to $3.0 million during 2004. No provision for loan losses was recorded during 2003.

      The ratio of allowances for loan losses (general valuation allowances and valuation allowances for impaired loans) to gross loans receivable was 1.00% at the end of 2005 compared to 1.15% at the end of 2004 and 1.70% at the end of 2003. The change in the ratio over the last three years is due to growth in the loan portfolio and changes to risk factors for various segments of the portfolio. See "-Business - Loan Loss Allowance-" for additional information.

      Consistent with the current real estate market in California, our non-performing assets fell to 0.05% of total assets at the end of 2005 from 0.07% of total assets at the end of 2004 and 0.10% of total assets at the end of 2003.

      Current Interest Rate Environment. The Federal Reserve Board ("FRB") has increased interest rates five times during 2004, eight times during 2005, and once so far during 2006, which brought the federal funds rate to 4.50% as of January 31, 2006.

      Typically, our interest rate spread decreases during increasing interest rate environments (savings and borrowing costs respond to higher rates faster than our loan portfolio). The reverse is true during periods of decreasing interest rates. Our loan portfolio tends to grow during periods when fixed rates are higher than adjustable rates. Adjustable rate loans comprised 100% of loan originations during 2005.

      Changes in interest rates impact our portfolio yield due to the interest rate adjustment features of our loans. There is also a time lag before changes in interest rates can be implemented with respect to our real estate loan portfolio due to operational and regulatory constraints. These constraints do not allow us to implement monthly changes in the indices utilized for adjustable rate loan clients for periods of sixty to ninety days.

      Our interest rate spread decreased to 2.33% in 2005 from 2.68% in 2004 and 3.22% in 2003. The average cost of deposits and borrowings increased by 1.00% during 2005 compared to 2004 while the average yield earned on the loan portfolio increased by only 0.59% during the year. See "Asset-Liability Management" and "Components of Earnings - Net Interest Income" in "-Management's Discussion and Analysis of Consolidated Balance Sheets and Consolidated Statements of Income-" for additional information.

      Competition. We experience strong competition in attracting and retaining deposits and originating real estate and business loans. We compete for deposits with many of the nation's largest savings institutions and commercial banks that have significant operations in Southern California.

      We also compete for deposits with credit unions, thrift and loan associations, internet banks, money market mutual funds, issuers of corporate debt securities, and the government. In addition to the rates of interest offered to depositors, our ability to attract and retain deposits depends upon the quality and variety of services offered, the convenience of our locations and our financial strength as perceived by depositors.

      We compete for loans primarily with savings institutions, commercial banks, mortgage companies, and insurance companies. Commercial banks are our primary competition for business loans. The primary factors in competing for loans are interest rates, loan fees, interest rate caps, interest rate adjustment provisions and the quality and extent of service to borrowers and mortgage brokers.

      Environmental Concerns. In certain circumstances, such as when actively participating in the management or operation of properties securing its loans, we could have liability for properties found to have pollutant or toxic features. Environmental protection laws are strict and impose joint and several liability on numerous parties. It is possible for the cost of cleanup of environmental problems to exceed the value of the security property. We have adopted environmental underwriting requirements when considering loans secured by properties which appear to have environmentally high-risk characteristics (e.g. commercial and industrial properties and construction of all property types, which may contain friable asbestos or lead paint hazards). We utilize third-party specialists to provide an assessment of environmental risk on all commercial properties (retail, office, industrial) and on multi-family properties that may be near any commercial influence. These assessments may include the sampling of underground soils as necessary. These requirements are intended to minimize the risk of environmental hazard liability. Our policies are also designed to avoid the potential for liability imposed on lenders who assume the management of a property.

      Business Concentration. We have no single client or group of clients, either as depositors or borrowers, the loss of any one or more of which would have a material adverse effect on our operations or earnings prospects.

      Yields Earned and Rates Paid. Net interest income, the major component of earnings for us, depends primarily upon the difference between the combined average yield earned on the loan and investment security portfolios and the combined average interest rate paid on deposits and borrowings, as well as the relative balances of interest-earning assets and interest-bearing liabilities. See "-Management's Discussion and Analysis of Consolidated Balance Sheets and Consolidated Statements of Income - Overview and Components of Income - Net Interest Income-" for further analysis and discussion.

Lending Activities

      General. Our primary lending activity has been the origination of loans for the purpose of enabling borrowers to purchase, refinance or construct improvements on residential real property. The loan portfolio primarily consists of loans made to homebuyers and homeowners on the security of single family dwellings and property owners on multi-family dwellings. The loan portfolio also includes loans secured by commercial and industrial properties, consumer loans and commercial business loans.

      For an analysis of the loan portfolio composition and an analysis of the types of loans originated, see "-Management's Discussion and Analysis of Consolidated Balance Sheets and Consolidated Statements of Income - Balance Sheet Analysis - Loan Portfolio and Loan Composition-"

      Origination and Sale of Loans. We obtain qualified loan applicants from mortgage brokers, borrower referrals, and the clients of our full-service banking branches.

      Loan originations were $4.8 billion in 2005, $3.9 billion in 2004, and $2.3 billion in 2003. Loan origination volume increased due to borrower preference for adjustable rate loans. Also, we marketed our adjustable rate loans to more loan brokers, expanded our geographic area, and introduced new products to better compete for loans in the current environment.

      Loans sold totaled $12.8 million in 2005, $3.3 million in 2004, and $86.1 million in 2003. During 2005, $15.7 million in loans were originated for sale compared to $2.8 million in 2004 and $84.3 million in 2003. Loans originated for sale totaled 0.32%, 0.07%, and 3.70% of loan originations during 2005, 2004, and 2003, respectively. We originate 30-year and 15-year fixed rate loans only for resale to the secondary markets.

      Loans held-for-sale at December 31, 2005, 2004, and 2003 were $2.9 million, $0, and $492 thousand, respectively. Loans originated for sale are recorded at the lower of carrying amount or fair value. The time from origination to sale typically takes up to 30 days. During this time period we may be exposed to price adjustments as a result of fluctuations in market interest rates.

      From time to time, mortgage-backed securities are formed with loans from our loan portfolio. The securities are used in collateralized borrowing arrangements. In exchange for the improvement in credit risk when the mortgage-backed securities are formed, guarantee fees are paid to the Federal Home Loan Mortgage Corporation ("FHLMC") or the Federal National Mortgage Association ("Fannie Mae"). Since we originated the loans underlying our mortgage-backed securities, the mortgage-backed securities generally have the same experience with respect to prepayment, repayment, delinquencies, and other factors as our loan portfolio.

      The portfolio of mortgage-backed securities, classified as available-for-sale, was recorded at fair value at December 31, 2005, 2004, and 2003. Unrealized gains of $108 thousand, $420 thousand and $965 thousand, net of tax, were recorded in stockholders' equity at December 31, 2005, 2004, and 2003, respectively.

      We serviced $89.1 million in loans for other investors as of December 31, 2005, $59.9 million of which were sold under recourse arrangements. $4.6 million of the loans sold with recourse were formed into mortgage-backed securities and are still owned by us as of December 31, 2005. Due to regulatory requirements, we maintain capital for loans sold with recourse as if those loans had not been sold. Loans sold with recourse are analyzed in determining the adequacy of the repurchase liability. The principal balance of loans sold with recourse decreased to $59.9 million at the end of 2005 from $76.3 million at the end of 2004 and $91.0 million at the end of 2003 due to loan payments and payoffs.

      In January of 2005, we completed a loan securitization with Fannie Mae in which $1.3 billion in multi-family loans from our loan portfolio were formed into mortgage-backed securities. Because we retained full recourse on the securitized loans, the mortgage-backed securities continue to be accounted for as part of the loan portfolio under Statement of Financial Accounting Standards No. 140, Accounting for and Servicing of Financial Assets and Extinguishments of Liabilities. These mortgage-backed securities are being used in collateralized borrowing arrangements.

      Interest Rates, Terms and Fees. We originate residential adjustable mortgage loans ("AMLs") with 30 and 40 year terms and interest rates which adjust monthly based upon various indices. The indices used include the 12-month average of the 3-month certificate of deposit Index ("CODI"), the 12-month average U.S. Treasury Security rate ("12MAT"), the Federal Home Loan Bank's Eleventh District Cost of Funds Index ("COFI") and the London Inter-bank Offered Rate ("LIBOR"). The CODI index is the monthly rate on 3-month certificate of deposits as published by the Federal Reserve Bank and is a simple average based upon the twelve most recent months of data. CODI loans comprised 76% of loan originations during 2005 and 69% during 2004. (See "-Asset-Liability Management-" in "-Quantitative and Qualitative Disclosures about Market Risk-".)

      There are varying periods for which our loan payments may be fixed, ranging from one year to five years. If the payment is fixed for one year, after the first year the payment may be increased by no more than 7.5% each year. If the payment is fixed for three years, after the third year the payments for the fourth and fifth years may be increased by no more than 7.5% for each year. If the payment is fixed for five years, after the fifth year, the payment will be adjusted to provide for full amortization, starting with the sixth year. An annual payment cap of 7.5% applies thereafter. Additionally, all loans, including loans with fixed payment periods of less than five years, will have payments adjusted every five years without regard to the 7.5% limitation to provide for full amortization over the balance of the loan term. The annual payment cap of 7.5% applies thereafter.

      Any interest not paid by the borrower each month is accrued, recognized as income, and added to the principal balance of the loan ("negative amortization"). Payments may revert to the fully amortizing payment without regard to the annual payment cap if the loan balance reaches either 110% or 125% of the original loan balance. Loans with an 80% or less loan-to-value ratio at origination have either a 110% or 125% lifetime balance cap and loans with a loan-to-value ratio over 80% at origination are limited to a 110% lifetime balance cap.

      Because AML loan-to-value ratios may increase above those established at the time of loan origination due to negative amortization, when we do lend in excess of 80% of the appraised value, additional fees and higher rates are charged or we may require mortgage insurance which reduces our loss exposure to below 75%. The amount of negative amortization increases during periods of rising interest rates.

      At December 31, 2005, 2004, and 2003, negative amortization on all loans totaled $62.6 million, $5.5 million, and $4.0 million, respectively. Negative amortization has increased over the last year due to rising interest rates and an increasing number of single family loans that allow for fixed payments periods of one to five years. The portfolio of single family loans with a one-year fixed payment was $4.6 billion at December 31, 2005, compared to $2.9 billion at December 31, 2004 and $3.9 billion at December 31, 2003. The portfolio of single family loans with three-to-five year fixed payments was $2.7 billion at December 31, 2005, compared to $1.6 billion at December 31, 2004, and $1.4 million at December 31, 2003. Negative amortization as a percentage of all single family loans with fixed payment periods in the Bank's portfolio totaled 0.86% at December 31, 2005, 0.12% at December 31, 2004 and 0.17% at December 31, 2003.

      Although interest rates are adjusted monthly, AMLs have maximum interest rates ranging from 400 to 750 basis points above the initial pay rate.

      Generally, AMLs may be assumed at any time during the term, provided that the person assuming the loan meets our credit standards and enters into a separate written agreement with us. Additionally, the new borrower is required to pay assumption fees customarily charged for similar transactions.

      We generally require that borrowers obtain private mortgage insurance on loans in excess of 80% of the appraised property value. On certain loans originated for the portfolio, we charge premium rates and/or fees in exchange for waiving the insurance requirement. Management believes that the additional rates and fees that we receive for these loans compensate for the additional risk associated with this type of loan. Subsequent to the origination of a portfolio loan, we may purchase private mortgage insurance with our own funds. Under certain mortgage insurance programs we act as co-insurer and participate with the insurer in absorbing any future loss. As of December 31, 2005, 2004, and 2003, loans with co-insurance totaled $334.8 million, $202.4 million and $52.3 million, respectively. Loans with initial loan-to-value ratios greater than 80% with no private mortgage insurance totaled $495.5 million at December 31, 2005, $519.0 million at December 31, 2004, and $486.7 million at December 31, 2003.

      Loans with 40-year terms were 77%, 27%, and 8% of loan originations during 2005, 2004, and 2003, respectively. The increase in loans with 40-year terms is attributable to increased marketing efforts for this product as a response to the decreased "affordability" of houses in our market areas.

      The following table shows the contractually required payments of our loan portfolio at December 31, 2005:

                                            Loan Maturity Analysis
                                               Maturity Period
                      ---------------------------------------------------------------------------------
                         Total      1 Year     > 1 Year    > 5-10    > 10-20     > 20-30
                        Balance    or Less     to 5 Years   Years     Years       Years       > 30 Years
                      ----------  ---------   -----------  ------    -------     -------      ----------
                                                (In thousands)

Interest rate sensitive loans:
  AMLs................$9,502,090   $145,398     $966,006  $819,892  $2,290,102  $3,192,935   $2,087,757
  Fixed rate loans....    65,330     19,318       34,229     5,864       3,935       1,984           --
  Commercial business.
   loans..............    80,186     36,242       43,944        --          --          --           --
  Construction loans..     4,910      1,454        3,456        --          --          --           --
  Consumer and other..
   loans..............    58,136     27,908       30,228        --          --          --           --
                      ----------    -------   ----------  --------   ---------   ---------   ----------
Total................ $9,710,652   $230,320   $1,077,863  $825,756  $2,294,037  $3,194,919   $2,087,757
                       =========    =======    =========   =======   =========   =========   ==========

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

      The following is a summary of non-accrual loans for which delinquent interest allowances had been established as of December 31, at each of the periods indicated:

                             %               %             %             %              %
                            of              of            of            of             of
                    2005   Total   2004    Total  2003   Total  2002   Total   2001   Total
                   ------  -----   -----   -----  -----  -----  -----  -----   -----  -----
                                        (Dollars in thousands)
Non-accrual
loans:
  Single famil.... $3,569    72%  $4,590    92%  $3,326    99%  $5,705    85%  $6,062    93%
  Multi-family....                   391     8       --    --    1,017    15      422     6
  Commercial......  1,364    28             --       --    --       --    --       --    --
  Consumer........     13    --        4    --       16     1       --    --       16     1
  Business........     20    --       --    --       --    --       --    --       --    --
                   ------  ----    -----  ----    -----  ----    -----  ----    -----  ----
Total
   non-accrual$
   loans.......    $4,966  100%   $4,985  100%   $3,342  100%   $6,722   100%  $6,500  100%
                    =====  ====    =====  ====    =====  ====    =====   ====   =====  ====

      The allowance for delinquent interest, based on loans past due more than 90 days or in foreclosure, totaled $147 thousand, $256 thousand, $227 thousand, $372 thousand, and $504 thousand at December 31, 2005, 2004, 2003, 2002, and 2001, respectively.

      Our modified loans result primarily from temporary modifications of principal and interest payments or an extension of maturity dates. Under these arrangements, loan terms are typically reduced to no less than a monthly interest payment required under the note. If the borrower is unable to return to scheduled principal and interest payments at the end of the modification period, foreclosure proceedings are initiated or the modification period may be extended. As of December 31, 2005, the Bank had modified loans totaling $2.0 million. This compares with modified loans of $1.4 million as of December 31, 2004 and $1.5 million as of December 31, 2003. No modified loans were 90 days or more delinquent as of December 31, 2005, 2004, or 2003.

      Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS No. 114"), requires the measurement of impaired loans. SFAS No. 114 does not apply to large groups of homogeneous loans that are collectively reviewed for impairment.

      We consider a loan to be impaired when management believes that we will be unable to collect all amounts due under the contractual terms of the loan agreement. In accordance with SFAS 114, we annually evaluate the collectibility of commercial business loans greater than or equal to $500 thousand, single family loans greater than or equal to $1.0 million and income property loans greater than or equal to $1.5 million for impairment purposes using our normal loan review procedures. When a loan is determined to be impaired, we measure impairment based on either (1) the present value of expected future cash flows, discounted at the loan's effective interest rate; (2) the loan's observable market price, or (3) the fair value of the collateral. Estimated impairment losses are included in our impairment allowances.

      Valuation allowances for impaired loans totaled $0 thousand, $496 thousand, and $496 thousand at December 31, 2005, 2004, and 2003, respectively. The following is a summary of impaired loans, net of valuation allowances for impairment, at the dates indicated:


                                              At December 31,
                                       ----------------------------
                                          2005      2004       2003
                                       --------  --------   -------
                                              (In thousands)
Non-accrual loans................   $    3,027 $   1,360 $    1,782
Modified loans...................           --        --      1,488
                                       --------  --------   -------
                                    $    3,027 $   1,360 $    3,270
                                       ========  ========   =======


      The following is a summary of impaired loans, net of valuation allowances for impairment, by loan type, at the dates indicated:

                                                        At December 31,
                                                -------------------------------
                                                  2005        2004       2003
                                                --------   --------     -------
                                                        (In thousands)
Single family....................                $1,663      $1,360      $1,782
Commercial.......................                 1,364          --          --
                                                --------     ------      ------
Total non-accrual loans..........                $3,027      $1,360      $1,782
                                                ========     ======      ======


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

      The following is an analysis of the activity in our valuation allowance for impaired loans during the periods indicated (in thousands):

Balance at December 31, 2000...............     $ 1,792
  Transfer from general valuation allowance          58
                                                -------
Balance at December 31, 2001...............       1,850
  Transfer to general valuation allowance        (1,354)
                                                -------
Balance at December 31, 2002...............         496
  Net charge-offs..........................         --
                                                -------
Balance at December 31, 2003...............         496
  Net charge-offs..........................         --
                                                -------
Balance at December 31, 2004...............         496
  Provision for loan losses................       1,100
  Net charge-offs..........................      (1,596)
                                                -------
Balance at December 31, 2005...............     $   --
                                                =======

      Cash payments received from impaired loans are recorded in accordance with the contractual terms of the loan. The principal portion of the payment is used to reduce the principal balance of the loan, whereas the interest portion is recognized as interest income.

      The following is a summary of information pertaining to impaired and non-accrual loans:

                                                                   At December 31,
                                                                ---------------------
                                                                  2005         2004
                                                               ---------    ---------
                                                                   (In thousands)
Impaired loans without a valuation allowance ................  $   3,027    $   1,360
Impaired loans with a valuation allowance....................  $      --    $     496
Valuation allowance related to impaired loans................  $      --    $     496
Total non-accrual loans......................................  $   4,966    $   4,985


                                                                                Year Ended December 31,
                                                                         -----------------------------------
                                                                            2005         2004        2003
                                                                         ---------    ---------   ----------
                                                                                (In thousands)
Average investment in impaired loans.........................            $   2,649    $   1,467    $   4,327
Interest income recognized on impaired loans.................            $     174    $      16    $     226
Interest income recognized on a cash basis
 on impaired loans...........................................            $     166    $      22    $     215


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

      Homogeneous  Assets.  These are  defined  as groups of assets  that  share similar risk characteristics that are collectively evaluated for asset classification purposes. Homogeneous assets include single family residential loans with balances less than $1.0 million, multi-family residential and commercial real estate loans ("income property loans") with balances less than $1.5 million, commercial business loans with balances less than $500 thousand, consumer loans, and high-grade investment securities.

      Non-Homogeneous Assets. These are individually reviewed for asset classification purposes due to their relatively higher balances or complexity. Non-homogeneous assets include single family residential loans with balances of $1.0 million or greater, income property loans of $1.5 million or more, and commercial business loans of $500 thousand or greater. Other non-homogeneous assets include modified or restructured loans, real estate owned through foreclosure, investments in subsidiaries, and significant off-balance sheet items.

Loan Loss Allowance

      We maintain a general valuation allowance for loan losses due to the inherent risks in the loan portfolio that have yet to be specifically identified. Our loan portfolio is stratified based on factors affecting the perceived level and concentration of risk, such the type of collateral, the extent of borrower documentation obtained, the borrowers credit rating, year of origination, original loan-to-value ratio, and geographic location.

      The appropriate level of general valuation allowance is calculated by applying reserve factors to the balance of assets on which we have loss exposure. These reserve factors represent the expected likelihood of default multiplied by the expected rate of loss. The expected rates of loss and default are based on our historical loss experience adjusted for current conditions and trends in our lending areas.

      Based on this methodology, we recorded a $19.8 million provision for loan losses during 2005 and a $3.0 million during 2004. We did not record a loan loss provision during 2003.

      Loans that allow for a reduced level of borrower documentation at origination are an increasing percentage of loans originated in our market areas. On "Stated Income/Stated Asset" (SISA) loans, the borrower includes information on his/her level of income and assets that is not subject to verification. On "Stated Income/Verified Assets" ("SIVA") loans, the borrower includes information on his/her level of income, but his/her assets are verified. For "No Income/No Asset" (NINA) loans, the borrower is not required to submit information on his/her level of income or assets. The underwriting of these loans is based on the borrower's credit score and the value of the collateral. Adjustments to interest rates, loan to values and required credit scores are made on these types of reduced documentation loans in order to compensate for any additional risks the lack of documentation may pose. At December 31, 2005, approximately 11%, 32%, and 38% of our single family loan portfolio was comprised of NINA, SIVA, or SISA loans, respectively. This compares to 8%, 29%, and 39% of our single family loan portfolio being NINA, SIVA, or SISA loans respectively, at December 31, 2004. Our portfolios of multi-family and other real estate loans all require full documentation by the borrowers.

      The following is an analysis of the activity in our general loan valuation allowance for the periods indicated:


                                                    Year Ended December 31,
                                       --------------------------------------------------
                                         2005      2004       2003       2002      2001
                                       --------  --------   --------   --------  --------
                                                         (In thousands)

Beginning general loan valuation
 allowances.......................  $    78,675 $  75,238 $   75,223 $   72,919 $  70,809
Provision for loan losses.........       18,650     3,000         --         --        --
General loan valuation allowances
   obtained in acquisition........           --        --         --         --     2,050
Charge-offs, net of recoveries:
   Single family..................           11       120        (52)      (372)     (322)
   Multi-family...................          189       237         14        189       286
   Commercial.....................           85        (7)        --         --        --
   Non-real estate................          (52)       87         53      1,133       154
                                       --------  --------   --------   --------  --------
Total net (charge-offs) recoveries          233       437         15        950       118
                                       --------  --------   --------   --------  --------
Transfers from (to) impaired
   valuation allowance............          --        --          --      1,354       (58)
                                       --------  --------   --------   --------  --------
Ending general loan valuation
allowances........................  $   97,558  $  78,675 $   75,238 $   75,223 $  72,919
                                       ========   =======    =======   ========   =======

      We recorded total net charge-offs of $1.4 million during 2005, which includes charge-offs of $1.6 million from the valuation allowance for impaired loans and recoveries of $233 thousand from the general valuation allowance. The low level of charge-offs over the last five years is attributable to the strong economy and real estate market in California during those years. The Bank establishes a specific reserve to charge-off assets with identified weaknesses that may render all or part of the asset uncollectible.

      Any increase in charge-offs would adversely impact our future loan loss provision and net income.

The ratio of general loan loss allowances to gross loans receivable was 1.00%, 1.15%, 1.70%, 1.96%, and 1.83% at December 31, 2005, 2004, 2003, 2002, and 2001,
respectively.

      The following table details the general valuation allowance by loan type at the dates indicated:

                                                                    December 31,
                      ----------------------------------------------------------------------------------------
                                  % of            % of            % of               % of              % of
                         2005   Total    2004    Total    2003   Total       2002   Total      2001   Total
                       -------  -----   ------  ------   ------  -----      ------  -----     ------  ------

                                               (Dollars in thousands)
Real estate loans:
  Single family.....$   68,329     70% $ 48,271     61% $ 28,775     38%  $  24,952      33% $ 30,040      41%
  Multi-family.......   20,486     21    19,570     25    24,789     33      27,037      36    23,955      33
  Commercial.........    3,221      3     5,053      6     6,185      8       9,938      13     7,860      11
  Construction.......      148     --       508      1     2,266      3       2,281       3     3,687       5
                       -------  ------   -------  -----   ------  ------     -------  ------   -------  ------
Total real estate       92,184     94    73,402     93    62,015     82      64,208      85    65,542      90
   loans.............  -------  ------   -------  -----   ------  ------     -------  ------   -------  ------

Non-real estate loans:
  Commercial.........    2,855      3    2,618       3     5,595       8      4,977       7     5,120       7
  Consumer...........    2,519      3    2,655       4     7,624      10      5,978       8     1,918       3
  Other..............       --     --       --      --         4      --         60      --       339      --
                         -----  ------   ------   -----   ------  -------    ------  ------    ------  ------
Total non-real           5,374      6    5,273       7    13,223      18     11,015      15     7,377      10
  estate loans.......    -----  ------   ------   -----   ------  -------    ------  ------    ------  ------
Total...............$   97,558    100% $ 78,675    100% $ 75,238     100%  $ 75,223     100% $ 72,919     100%
                        ======    ====   ======    ====   ======     ====    ======  ======    ======   ======

      During 2005, the exposure base of single family loans increased by $2.8 billion, generating a net increase in the general valuation allowance of $20.1 million. There were two changes pertaining to the calculation of the general valuation allowance for the single family portfolio: adjusted risk factors for loans with loan to value ratios up to 60%; and re-evaluated risk factors for loans with less than full documentation. The exposure base for multi-family loans increased by $116.5 million and the general valuation allowance increased by $916 thousand. The exposure base for commercial real estate decreased $67.2 million, generating a decrease in the general valuation allowance of $1.8 million. The exposure base of the construction loan portfolio decreased by $16.0 million, while the general valuation allowance declined by $360 thousand. The non-real estate commercial loan exposure base increased by $21.3 million and the general valuation allowance increased by $237 thousand. The consumer loan exposure base decreased by $3.3 million and the general valuation allowance decreased by $136 thousand.

      During 2004, the exposure base of single family loans increased by $2.1 billion, generating an increase in the general valuation allowance of $19.6 million. There were three changes pertaining to the calculation of the general valuation allowance for the single family portfolio: segregation of sub-prime loans; refining for the geographic designation, and re-evaluated risk factors for single family loans made in Northern California. The exposure base for multi-family loans increased by $279.8 million; however, the general valuation allowance decreased by $5.2 million. The decrease in general valuation allowance is attributable to lowered risk factors for certain geographic locations. We also reduced the loss factors associated with anticipated loss on this product. The exposure base for commercial real estate decreased $20.2 million, generating a decrease in the general valuation allowance of $1.1 million. The exposure base of the construction loan portfolio decreased by $4.5 million, while the general valuation allowance declined by $1.8 million. The non-real estate commercial loan exposure base increased by $47.0 million; however, the general valuation allowance decreased by $3.0 million. The consumer loan exposure base increased by $29.8 million; however, the general valuation allowance decreased by $5.0 million. The decrease in general valuation allowances for non-real estate consumer and commercial loans is attributable to a decline in the expected rates of default as we have gained experience with these product lines. The remainder of the change in the general valuation allowance for loans was attributable to changes in miscellaneous loans.

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

      See "-Management's Discussion and Analysis of Consolidated Balance Sheets and Consolidated Statements of Income - Asset Quality Ratios-" for an analysis of our general valuation allowances as a percentage of non-performing loans and loans receivable.

      Potential Problem Loans. We also had $1.2 million, $2.1 million, and $2.3 million in potential problem real estate loans as of December 31, 2005, December 31, 2004, and December 31, 2003, respectively. These are loans that do not meet the criteria of impaired or non-performing loans but have displayed some past or present weakness. If the weakness is not corrected, the loan could eventually result in a loss to us.

      Our Asset Classification Committee meets at least quarterly to review and monitor the condition of the loan portfolio. Additionally, a special workout group of our officers meets at least quarterly to review delinquent loan situations and to insure that actions were commenced enforcing our rights in security properties pending foreclosure and liquidation.

      Non-performing Assets. For a further discussion of non-performing assets, see "-Management's Discussion and Analysis of Consolidated Balance Sheets and Consolidated Statements of Income - Non-Performing Assets-"

      Generally, real estate loans greater than 90 days delinquent are placed into foreclosure and a valuation allowance is established, if necessary. We acquire title to the property in most foreclosure actions in which the loan is not reinstated by the borrower. Once real estate is acquired in settlement of a loan, the property is recorded at the lower of carrying amount or fair value.

      Following the acquisition of foreclosed real estate ("REO"), we evaluate the property and establish a plan for marketing and disposing of the property. After inspecting the property, we determine whether the property may be disposed of in its present condition or if repairs, rehabilitation or improvements are necessary.

The following table provides information regarding our REO and real estate held for investment activity for the periods indicated:


                                          Year Ended December 31,
                                       -----------------------------
                                         2005      2004       2003
                                       --------  --------   --------
                                               (In thousands)
Beginning balance................   $      986 $   1,324 $       319
  Additions......................        1,869       986       1,889
  Sales and other................       (2,855)   (1,324)       (884)
                                       --------  --------   --------
Ending balance...................   $       -- $     986 $     1,324
                                       ========  ========   ========


      Other Interest-Earning Assets. We owned no contractually delinquent interest-earning assets other than loans as of December 31, 2005.

      Investment Activities. It is our policy to maintain liquidity investments at a modest level and to use available cash to originate mortgages that normally command higher yields. Therefore, interest income on investments generally represents less than 5% of total revenues.

      The following table summarizes the total investment portfolio at fair value by type at the end of the periods indicated:


                                                       At December 31,
                                     ---------------------------------------------------
                                       2005       2004       2003       2002      2001
                                     --------   --------   --------   --------  --------
                                                    (Dollars in thousands)
U.S. treasury securities..........$       -- $       -- $      200 $      200 $     300
U.S. agency securities............        --         --         --         --    28,199
Collateralized mortgage
   obligations ("CMO's")..........   293,453    249,781    115,992    101,802    80,013
                                     --------   --------   --------   --------  --------
                                     293,453    249,781    116,192    102,002   108,512

Unrealized gain on securities
   available- for-sale............       564        805        219      1,053     1,932
                                     --------   --------   --------   --------  --------
                                  $  294,017 $  250,586 $  116,411 $  103,055 $ 110,444
                                     ========   ========   ========   ========  ========


Weighted average yield on
   interest-earning investments
   end of period..................      4.15%      2.82%      2.92%      4.77%     6.07%
                                     ========   ========   ========   ========  ========


      Our collateralized mortgage obligations all have expected maturities within five years.

Sources of Funds

      General. Our principal sources of funds are deposits, principal and interest payments on loans, loan sales, advances from the FHLB, and securities sold under agreements to repurchase.

      Deposits. We obtain deposits through four different sources: 1) our full-service branch system, 2) phone solicitations by designated employees (telemarketing deposits), 3) national brokerage firms, and 4) our internet deposits program.

      Deposits obtained through the branch system were $2.6 billion, $2.5 billion, and $2.5 billion at December 31, 2005, 2004, and 2003, respectively. Branch deposits comprised 60% of total deposits at December 31, 2005, 67% of total deposits at December 31, 2004 and 99% of total deposits at December 31, 2003.

      Deposits acquired through telemarketing efforts are typically placed with us by professional money managers and represented 2%, 1%, and 1% of total deposits at December 31, 2005, 2004 and 2003, respectively. The level of telemarketing deposits varies based on yields available to depositors on other investment instruments and the depositors' perception of our creditworthiness.

      Deposits acquired through national brokerage firms represented 38%, 32%, and 0% of total deposits at December 31, 2005, 2004, and 2003, respectively. Any fees paid to deposit brokers are amortized over the term of the deposit. We increased our use of this type of deposit in 2005 to fund our increased loan growth. We have used brokered deposits in varying amounts since 1983. Based on historical renewal percentages, management believes that these deposits are a stable source of funds. Institutions meeting the regulatory capital standards necessary to be deemed well-capitalized are not required to obtain a waiver from the FDIC in order to accept brokered deposits. See "-Management's Discussion and Analysis - Capital Resources and Liquidity-".

      Deposits acquired through the internet are acquired by posting our rates on internet rate boards. We accept internet deposits from every state except California. We began this endeavor in late 2005, so these deposits only comprise a minor amount of total deposits at December 31, 2005.

      The percentage of fixed-term certificates of deposit in our total deposits was 63% at December 31, 2005, 47% at December 31, 2004, and 22% at December 31, 2003. The increase during 2005 is due to growth in our deposits acquired through national brokerage firms and our branch clients' preference for fixed rate , fixed-term certificates of deposits versus money market accounts. Excluding the brokered deposits, fixed-term certificates of deposit were 41% of deposits at December 31, 2005 and 22% at December 31, 2004.

      The following table shows the average balances and average rates paid on deposits by deposit type for the periods indicated:


                                       During the Year Ended December 31,
                            ------------------------------------------------------------------
                                    2005                   2004                    2003
                            ------------------    --------------------     -------------------
                             Average   Average      Average   Average       Average   Average
                             Balance    Rate        Balance    Rate         Balance     Rate
                            ---------  -------     ---------  --------     ---------  --------
                                             (Dollars in thousands)
Passbook accounts....... $    119,421   1.01%  $    124,923      1.03%  $     118,859     1.15%
Money market
   deposit accounts.....    1,069,070   2.05      1,383,119      1.47       1,244,294     1.72
Interest-bearing
   checking accounts....      212,054   0.31        198,084      0.31         178,173     0.32
Non
   interest-bearing           401,998     --        338,692        --         285,653       --
   checking accounts....
Fixed-term certificate
   accounts.............    2,276,242   3.25        923,939      2.16         688,492     2.30
                            ---------             ---------                 ---------
                         $  4,078,785   2.40%  $  2,968,757      1.42%   $  2,515,471     1.55%
                            =========             =========                 =========

      The following tables set forth information regarding the amount of deposits in the various types of deposit programs offered by us at the end of the years indicated and the balances and average rates for those dates:


                                                                 At December 31,
                                        -----------------------------------------------------------------
                                                2005                   2004                    2003
                                        -----------------       -----------------       -----------------
                                          Amount      %           Amount     %            Amount      %
                                        ----------   ----       ---------    ----       -----------  ----
                                                    (Dollars in thousands)
Variable rate non-term accounts:

Money market deposit accounts
   (weighted average rate of 2.80%,
   1.61%, and 1.43%).................   $  886,592     20      $  1,328,230   35%      $  1,373,240  54%

Interest-bearing checking accounts
   (weighted average rate of 0.22%,
   0.23%, and 0.26%).................      299,796      7          279,912     8            232,247    9

Passbook accounts (weighted average
   rate of 1.00%, 1.00%, and 1.10%)..      115,380      3          121,355     3            124,427    5

Non-interest bearing checking
accounts.............................      290,925      7          276,438     7            239,357   10
                                         ---------   ----        ----------  ----         ---------  ----
                                         1,592,693     37        2,005,935    53           1,969,271  78
                                         ---------   ----        ----------  ----         ---------  ----
Fixed-rate term certificate accounts:

Under six-month term (weighted
   average rate of 3.79%, 2.06%, and
   1.00%)............................      278,621      6          373,907    10           32,062      1

Six-month term (weighted average
   rate of 3.65%, 1.96%, and 1.06%)..    1,305,715     30          359,871    10           79,201      3

Nine-month term (weighted average
   rate of 4.00%, 2.27%, and 1.25%)..      532,271     12          526,587    14           15,126      1

One year to 18-month term (weighted
   average rate of 3.99%, 1.84%, and
   1.25%)............................      383,776      9          193,038     5          178,858      6

Two year to 30-month term (weighted
   average rate of 2.85%, 2.40%, and
   2.63%)............................       43,285      1           52,441     1           42,187      2

Over 30-month term (weighted average
   rate of 3.42%, 3.71%, and 3.88%)..       88,468      2          133,402     4          123,966      5

Negotiable certificates of $100,000
   and greater, 30 day to one year
   terms (weighted average rate of
   3.67%, 1.97%, and 1.25%)..........      146,828      3          115,984     3           97,727      4
                                         ---------   ----         --------  ----         --------   ----
                                         2,778,964     63        1,755,230    47           569,127    22
                                         ---------   ----        ---------  ----         --------   ----
Total deposits (weighted average
   rate of 3.00%, 1.65%, and 1.29%).. $  4,371,657   100%      $ 3,761,165   100%     $  2,538,398  100%
                                         =========   ====        =========  ====         ========  =====

      We consider both the interest rate and administrative cost when determining what source of funds to use. As the cost and interest rate of each source of funds fluctuates from time to time, we seek funds from the overall lowest cost source until the relative cost changes. As the costs of funds, operating margins and net income of the Bank associated with each source of funds are generally comparable, we do not deem the impact of a change in incremental use of any one of the specific sources of funds at a given time to be material.

      The following table shows the maturity distribution of jumbo certificates of deposit ($100,000 and greater) as of December 31, 2005 (in thousands):

Maturing in:
  1 month or less..........................   $  38,346
  Over 1 month to 3 months.................      57,793
  Over 3 months to 6 months................      27,161
  Over 6 months to 12 months...............      23,230
  Over 12 months...........................         298
                                                -------
   Total...................................   $ 146,828
                                                =======

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

      Total advances from the FHLB were $4.2 billion at December 31, 2005 at a weighted average rate of 4.19%. This compares with advances of $3.0 billion at December 31, 2004 and $1.7 billion at December 31, 2003 at weighted average rates of 2.59% and 2.88%, respectively. We have credit availability with the FHLB, which allows us to borrow up to 60% of our total assets or approximately $6.3 billion at December 31, 2005.

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

      In January of 2005, we completed a loan securitization with Fannie Mae in which $1.3 billion in multi-family loans from our loan portfolio were formed into mortgage-backed securities. Because we retained full recourse on the securitized loans, the mortgage-backed securities continue to be accounted for as part of the loan portfolio under Statement of Financial Accounting Standards No. 140, Accounting for and Servicing of Financial Assets and Extinguishments of Liabilities.

      Borrowings under reverse repurchase agreements increased to $1.2 billion at December 31, 2005 due to the utilization of the newly-formed mortgage-backed securities. The weighted average rate was 4.04% at December 31, 2005 and the borrowings were secured by loans with market values totaling $1.1 billion, investments with market values totaling $108.8 million, mortgage-backed securities with market values totaling $61.4 million and FHLB stock totaling $10.4 million. Borrowings under reverse repurchase agreements totaled $187.0 million at December 31, 2004 and $122.6 million at December 31, 2003 at weighted average rates of 2.24% and 1.12%, respectively.

      Borrowings from all sources totaled $5.4 billion, $3.2 billion, and $1.8 billion at weighted average rates of 4.19%, 2.57%, and 2.76% at December 31, 2005, 2004, and 2003, respectively. The increase in borrowings during 2005 and 2004 was necessary to fund asset growth.

      Our portfolio of short-term borrowings includes FHLB advances due in less than one year and securities sold under agreements to repurchase. The following schedule summarizes short-term borrowings for the last three years at December 31:


                                                 Maximum
                                                 Month-End
                                                 Outstanding
                                                 Balance
                                                 During
                        End of Period the Period Average
                         --------------------   -----------     ----------------------
                          Outstanding   Rate                     Outstanding     Rate
                         ------------- ------                   -------------   ------
                                           (Dollars in thousands)
2005
Short-term FHLB       $   4,035,500     4.17%  $  4,035,500     $  3,288,391     3.31%
advances.............
Securities sold
   under agreements
   to repurchase.....     1,163,684     4.04      1,231,978        1,048,524     3.34

2004
Short-term FHLB       $   2,604,600     2.30%  $  2,604,600     $  1,789,575     2.05%
advances.............
Securities sold
   under agreements
   to repurchase.....       187,000     2.24        192,000          129,192     1.52

2003
Short-term FHLB       $   1,082,000     2.16%  $  1,082,000     $    734,000     2.25%
   Advances..........
Securities sold
   under agreements
   to repurchase.....       122,622     1.12        154,021          139,568     1.27

Other Sources of Funds


      See "-Management's Discussion and Analysis of Consolidated Balance Sheets and Consolidated Statements of Income - Sources of Funds-" for a discussion of other funding sources.

Subsidiaries

      We have three wholly-owned subsidiaries: Seaside Financial Corporation ("Seaside"), Oceanside Insurance Agency, Inc. ("Oceanside"), and Santa Monica Capital Group ("SMCG"), all of which are California corporations. SMCG is an inactive corporation.

      Revenues and operating results of these subsidiaries accounted for less than 1% of consolidated revenues in 2005 and no material change is presently foreseen.

      Trustee Activities. Seaside acts as trustee on our deeds of trust. Trustee fees for this activity amounted to $63 thousand, $41 thousand, and $66 thousand in 2005, 2004, and 2003, respectively.

      Insurance Brokerage Activities. Oceanside engages in limited insurance agent activities. Income to date from this source has been insignificant. Oceanside operates as a licensed life insurance agent for the purpose of receiving commissions on the sale of annuities conducted in our branches by a licensed third-party vendor, which is a registered broker-dealer. The registered broker-dealer conducts its sales activities in our branch offices and we receive a percentage of the commissions on such sales through Oceanside. During 2005, 2004, and 2003, Oceanside received commission income of $55 thousand, $181 thousand, and $221 thousand, respectively, from the sale of non-insured investment products.

Employees

      As of December 31, 2005, we had a total of 629 full time equivalent employees, including part-time employees. No employees were represented by a collective bargaining group. At present, the Company has no employees who are not also employees of the Bank. We provide our regular full-time and part-time employees with a comprehensive benefits program that includes basic and major medical insurance, long-term disability coverage, sick leave, a 401(k) plan, and a profit sharing employee stock ownership plan. We consider our employee relations to be excellent.

Summary of Material Legislation and Regulations

      General. The Company and its subsidiaries are subject to extensive regulation. The regulatory framework is intended primarily for the protection of depositors, federal deposit insurance funds and the banking system, and not for the protection of stockholders. The following discussion of significant elements of the laws and regulations applicable to the Company is qualified in its entirety by reference to the full text of the statutes, regulations and policies that are described. These statutes, regulations and policies are continually under review by legislative bodies and regulatory agencies. A change in statutes, regulations or regulatory policies applicable to the Company could have a material effect on the business of the Company.

      FFC, as a savings and loan holding company, is registered with and subject to regulation and examination by the OTS. FFC is also under the jurisdiction of the SEC as well as the rules of the NYSE for listed companies. The Bank, which is a federally chartered savings bank and a member of the Federal Home Loan Bank
(FHLB) System, is subject to regulation and examination by the OTS with respect to most of its business activities, including, among others, lending activities, capital standards, general investment authority, deposit taking and borrowing authority, mergers and other business combinations, establishment of branch offices, and permitted subsidiary investments and activities. Our deposits are insured by the FDIC through the SAIF. As insurer, the FDIC is authorized to conduct examinations of the Bank. The OTS imposes assessments and examination fees on savings institutions. OTS assessments were $1.1 million in 2005, $751 thousand in 2004, and $667 thousand in 2003. We are also subject to Federal Reserve Board regulations concerning reserves required to be maintained against deposits.

      As a member of the FHLB System, the Bank is required to own capital stock in its regional FHLB in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the end of each year, or 4.7% of its outstanding borrowings from the FHLB. We were in compliance with this requirement, with an investment of $205.7 million in FHLB stock at December 31, 2005. During 2004, the FHLB amended the redemption policy requiring 5 years written notice to redeem stock effective 2005.

      The FHLB serves as a source of liquidity for the member institutions within its assigned region, the FHLB Eleventh District. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the Federal Housing Finance Board and the Board of Directors of the FHLB. At December 31, 2005, our advances from the FHLB amounted to $4.2 billion, or 42% of the Company's total funding sources (deposits and borrowings).

      The FHLBs are required to contribute to affordable housing programs through direct loans or interest rate subsidies on advances targeted for community investment and low and moderate income housing projects. These contributions have adversely affected the level of dividends that the FHLBs have paid to its members. These contributions also could have an adverse effect on the value of FHLB stock in the future. The dividend yield earned on FHLB stock was 4.40% during 2005 compared to 4.01% in 2004 and 4.29% in 2003.

      Financial Services Modernization Legislation. The Gramm-Leach-Bliley Financial Modernization Act of 1999 (the "GLB Act") made significant changes to the operations of financial services companies, including provisions affecting affiliations among banks, securities firms and insurance companies, the ability of commercial entities to obtain thrift charters, the confidential treatment of nonpublic personal information about consumers, and the Community Reinvestment Act (the "CRA", as discussed in more detail below).

      The GLB Act also significantly amended the FHLB System, by modifying membership requirements in regional FHLBs to permit membership to be voluntary for both thrift and bank members. The GLB Act changed corporate governance of the FHLBs by eliminating the right of the Federal Housing Finance Board (FHFB), the regulator of the FHLB System, to select the management of the local FHLBs, and returning that authority to the boards of directors of the FHLBs. Additionally, the obligations of the FHLBs to repay federal borrowings to finance the thrift bailout have been restructured from a fixed dollar amount to a fixed percentage of the FHLBs' annual net income.

      There continues to be ongoing discussions in Congress as to whether the regulator of the FHLBs should be changed and if so, to which regulatory agency. The FHFB has required the FHLBanks to register a class of their equity securities with the SEC; some of the FHLBanks have not yet completed registration and accordingly the financial effect on borrowing cost, if any, of such registration is not yet known. Additionally, the FHFB has indicated its intent to issue a regulation concerning the FHLBanks "retained earnings" policy, the purpose of which is to cause the FHLBanks to retain more of their earnings versus paying dividends to members such as the Bank. Because of the level of our borrowings from the FHLB, the outcome of these changes could affect the cost of borrowings and the dividends we receive on our FHLB stock. However, management believes that the effect of these changes should not be material.

      Savings and Loan Holding Company Regulations. The activities of savings and loan holding companies are governed by the Home Owners' Loan Act of 1933, as amended. Pursuant to that statute, the Company is subject to certain restrictions with respect to its activities and investments.

      A savings and loan holding company, like FFC, which controls only one savings association, is exempt from restrictions on the conduct of unrelated business activities that are applicable to savings and loan holding companies that control more than one savings association. The restrictions on multiple savings and loan holding companies are similar to the restrictions on the conduct of unrelated business activities applicable to bank holding companies under the Bank Holding Company Act. The Company would become subject to these restrictions if it were to acquire control of another savings association and maintain that association as a separate entity or if we were to fail to meet our qualified thrift lender ("QTL") test. See "-Qualified Thrift Lender Test-"

      The OTS may impose restrictions when it has reasonable cause to believe that the continuation of any particular activity by a savings and loan holding company constitutes a serious risk to the financial safety, soundness or stability of such holding company's savings institution. Specifically, the OTS may, as necessary, (i) limit the payment of dividends by the savings institution; (ii) limit transactions between the savings institution and its holding company or its affiliates; and (iii) limit any activities of the savings institution or the holding company that create a serious risk that the liabilities of the holding company may be imposed on the savings institution. Any such limits will be issued in the form of a directive having the effect of a cease-and-desist order.

      Regulatory Capital Requirements. The capital regulations of the OTS (the "Capital Regulations") require federally insured institutions such as the Bank to meet certain minimum capital requirements. See "-Management's Discussion and Analysis of Consolidated Balance Sheets and Consolidated Statements of Income - Capital Resources and Liquidity - Capital Requirements-" The OTS may establish, on a case-by-case basis, individual minimum capital requirements for a savings institution which vary from the requirements that would otherwise apply under the Capital Regulations.

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

       In February, 2006, the Budget Reconciliation Bill (S. 1932) was enacted. The legislation contains comprehensive Deposit Insurance Reform provisions. The bill provides for legislative reforms to modernize the federal deposit insurance system. Among other things, provisions in the legislation would merge the Bank Insurance Fund (BIF) and the Savings Association Insurance Fund (SAIF) into the new Deposit Insurance Fund (DIF); index the $100 thousand deposit insurance limit to inflation beginning in 2010 and every succeeding five years while giving the FDIC and the National Credit Union Administration (NCUA) boards authority to determine whether raising the standard maximum deposit insurance is warranted; increase the deposit insurance limit for certain retirement accounts to $250 thousand and index that limit to inflation; and allow the FDIC Board to set assessments. The legislation requires final regulations to be issued no later than 270 days after enactment with an effective date not later than 90 days after publication.

      The FDIC has implemented a risk-based assessment system, under which an institution's deposit insurance assessment is based on the probability that the deposit insurance fund will incur a loss with respect to the institution, the likely amount of any such loss, and the revenue needs of the deposit insurance fund. Under the risk-based assessment system, a savings institution is categorized into one of three capital categories: well-capitalized, adequately capitalized, and undercapitalized. A savings institution is also assigned to one of three supervisory subgroup categories based on examinations by the OTS.

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

      Liquidity. The OTS requires a savings institution to maintain sufficient liquidity to ensure its safe and sound operation. The determination of what constitutes safe and sound operation is left to the discretion of management. For several years it has been our strategy to keep cash and liquid investments at a modest level due to availability of substantial credit lines. Our liquidity policy includes unused borrowing capacity in the definition of available liquidity. Our current liquidity policy requires that cash and cash equivalents, short-term investments and unused borrowing capacity be maintained at a minimum level of 10% of our liquidity base (defined as deposits and borrowings due within one year). At December 31, 2005, liquidity-qualifying balances were 19.03% of our liquidity base.

      Community Reinvestment Act. The Community Reinvestment Act ("CRA") requires each savings institution, as well as commercial banks and certain other lenders, to assist in meeting the credit needs of their market areas consistent with safe and sound banking practice by, among other things, providing credit to low- and moderate-income individuals and communities. The CRA requires the OTS to periodically assess an institution's performance in complying with the CRA, and to take such assessments into consideration in reviewing applications with respect to branches, mergers and other business combinations, including acquisitions by savings and loan holding companies. Failure to achieve a rating of at least "satisfactory" may be considered by the regulators when considering approval of a proposed transaction. We were rated "satisfactory" in our last CRA examination, which was conducted in 2004. An institution that is found to be deficient in its performance in meeting its community's credit needs may be subject to enforcement actions, including cease and desist orders and civil money penalties.

      Restrictions on Dividends and Other Capital Distributions. OTS regulations require that savings institutions controlled by savings and loan holding companies file a 30-day advance notice of a proposed capital distribution. The OTS may disapprove a notice if it finds that (a) the savings association will be undercapitalized, significantly undercapitalized or critically undercapitalized following the distribution, (b) the proposed capital distribution raises safety and soundness concerns; or (c) the proposed distribution violates a prohibition contained in a statute, regulation or agreement between the savings institution and the OTS (or FDIC) or a condition imposed by an OTS approval. The regulations also require a 30-day advance notice to be filed for proposed capital distributions that would result in the savings institution being less than well-capitalized or that involve the reduction or retirement of the savings institution's stock . During 2004, the Bank paid a total of $30.0 million in capital distributions to the Company. No capital distributions were made to the Company during 2005 or 2003.

      Limits on Types of Loans and Investments. Federal savings institutions are authorized, without quantitative limits, to make loans on the security of liens upon residential real property and to invest in a variety of instruments such as obligations of, or fully guaranteed as to principal and interest by, the United States; stock or bonds of the FHLB; certain mortgages, obligations, or other securities which have been sold by FHLMC or Fannie Mae; and certain securities issued by, or fully guaranteed as to principal and interest by, the Student Loan Marketing Association and the Government National Mortgage Association. Certain other types of loans or investments may be originated or acquired subject to quantitative limits: secured or unsecured loans for commercial, corporate, business, or agricultural purposes, loans on the security of liens upon nonresidential real property, investments in personal property, consumer loans and certain securities such as commercial paper and corporate debt, and construction loans without security.

      Savings institutions are subject to the same loans-to-one borrower ("LTOB") restrictions that are applicable to national banks, with limited provisions for exceptions. In general, the national bank standard restricts loans to a single borrower to no more than 15% of a Bank's unimpaired capital and surplus, plus an additional 10% if the loan is collateralized by certain readily marketable collateral. Our loans were within the LTOB limitations at December 31, 2005.

      Savings institutions and their subsidiaries are prohibited from acquiring or retaining any corporate debt security that, at the time of acquisition, is not rated in one of the four highest rating categories by at least one nationally recognized statistical rating organization. We have no impermissible investments in our investment portfolio.

      Safety and Soundness Standards. OTS regulations contain "safety and soundness" standards covering various aspects of the operations of savings institutions. The guidelines relate to internal controls and internal audit systems, information systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, executive compensation, maximum ratios of classified assets to capital, and minimum income sufficient to absorb losses without impairing capital. If the OTS determines that a savings institution has failed to meet the safety and soundness standards, it may require the institution to submit to the OTS, and thereafter comply with, a compliance plan acceptable to the OTS describing the steps the institution will take to attain compliance with the applicable standard and the time within which those steps will be taken.

      Federal regulations contain a number of measures intended to promote early identification of management problems at depository institutions and to ensure that regulators intervene promptly to require corrective action by institutions. Our annual management report on the effectiveness of internal control standards and compliance with certain designated laws will be made available in March of 2006.

      Prompt Corrective Action. The "prompt corrective action" regulations require insured depository institutions to be classified into one of five categories based primarily upon capital adequacy, ranging from "well-capitalized" to "critically undercapitalized". These regulations require, subject to certain exceptions, the appropriate federal banking agency to take "prompt corrective action" with respect to an institution which becomes "undercapitalized" and to take additional actions if the institution becomes "significantly undercapitalized" or "critically undercapitalized".

      Only "well-capitalized" institutions may obtain brokered deposits without a waiver. An "adequately capitalized" institution can obtain brokered deposits only if it receives a waiver from the FDIC. An "undercapitalized" institution may not accept brokered deposits under any circumstances. We met the "well-capitalized" standards during 2005 and were eligible to accept brokered deposits without a waiver.

      Qualified Thrift Lender Test. In general, the QTL test requires that 65% of an institution's portfolio assets be invested in "qualified thrift investments" (primarily loans, securities and other investments related to housing), measured on a monthly average basis for nine out of every 12 months on a rolling basis. Any savings institution that fails to meet the QTL test must either convert to a bank charter or become subject to national bank-type restrictions on branching, business activities, and dividends, and its ability to obtain FHLB advances. We met the QTL test at December 31, 2005, with 98.1% of the portfolio assets comprised of "qualified thrift investments".

      Transactions with Affiliates. Federal savings institutions are subject to the provisions of Sections 23A and 23B of the Federal Reserve Act. Section 23A restricts loans or extensions of credit to, or investments in, or certain other transactions with, affiliates and as to the amount of advances to third-parties collateralized by the securities or obligations of affiliates. Section 23B generally requires that transactions with affiliates must be on a non-preferential basis. Federal savings institutions may not make any extension of credit to an affiliate which is engaged in activities not permitted by bank holding companies, and may not invest in securities issued by an affiliate (except with respect to a subsidiary). The Company is an "affiliate" of the Bank for the purposes of these provisions.

      Transactions with Insiders. By regulation of the OTS, federal savings institutions are subject to the restrictions of Sections 22(g) and (h) of the Federal Reserve Act which, among other things, restrict the amount of extensions of credit which may be made to executive officers, directors, certain principal shareholders (collectively "insiders"), and to their related interests. When lending to insiders, a savings association must follow credit underwriting procedures that are no less stringent than those applicable to comparable transactions with persons outside the association. The amount that a savings association can lend in the aggregate to insiders (and to their related interests) is limited to an amount equal to the association's core capital and surplus. Insiders are also prohibited from knowingly receiving (or knowingly permitting their related interests to receive) any extensions of credit not authorized under these statutes. All of the Bank's loans to insiders are made in compliance with these regulations.

        Federal Reserve System. Federal Reserve Board regulations require savings institutions to maintain non-interest bearing reserves against their transaction accounts. The reserve for transaction accounts as of December 31, 2005 was 0 % of the first $7.8 million of such accounts, 3% of the next $48.3 million of such accounts and 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) of the balance of such accounts. We are in compliance with these requirements as of December 31, 2005.

      Taxation. The Company, the Bank and its subsidiaries file a consolidated federal income tax return on a calendar year basis using the accrual method. Each entity is responsible for paying its pro rata share of the consolidated tax liability. The maximum marginal federal tax rate is currently 35%.

      We are required to use the specific charge-off method of accounting for bad debts for Federal income tax purposes. Prior to 1995, we used the reserve method of accounting for bad debts. The Consolidated Balance Sheets at December 31, 2005 and 2004 do not include a tax liability of $5.4 million related to the adjusted base year bad debt reserve that was created when we were on the reserve method. The base year reserve is subject to recapture if: (1) we fail to qualify as a "bank" for federal income tax purposes; (2) certain distributions are made with respect to the stock of the Bank; (3) the bad debt reserves are used for any purpose other than to absorb bad debt losses; or (4) there is a change in federal tax law. Management does not expect any of these events to occur.

      To the extent that distributions by the Bank to the Company exceed our cumulative income and profits (as computed for federal income tax purposes), such distributions would be treated for tax purposes as being made out of our base year reserve and would thereby constitute taxable income to ourselves in an amount equal to the lesser of our base year reserve or the amount which, when reduced by the amount of income tax attributable to the inclusion of such amount in gross income, is equal to the amount of such distribution. At December 31, 2005, our cumulative income and profits (as computed for federal income tax purposes) were approximately $644.8 million.

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

      At December 31, 2005, we had $67.1 million in gross deferred tax assets. The Company did not have a valuation allowance for the deferred tax asset at December 31, 2005 or 2004, as it is more likely than not that the deferred tax asset will be realized due to the existence of loss carry-backs and expected future earnings. Gross deferred tax liabilities totaled $28.0 million at December 31, 2005.

      We are subject to an alternative minimum tax if such tax is larger than the tax otherwise payable. Generally, alternative minimum taxable income is a taxpayer's regular taxable income, increased by the taxpayer's tax preference items for the year and adjusted by computing certain deductions utilizing a methodology that negates the acceleration of such deductions under the regular tax. The adjusted income is then reduced by an exemption amount and is subject to tax at a 20% rate. No alternative minimum taxes were applicable to the Bank for tax years 2005, 2004 or 2003.

      California tax laws generally conform to federal tax laws. For California franchise tax purposes, federal savings banks are taxed as "financial corporations" at a rate 2% higher than that applicable to non-financial corporations because of exemptions from certain state and local taxes. The tax rate for 2005, 2004, and 2003 was 10.84%.

      The Internal Revenue Service ("IRS") has examined the Company's consolidated federal income tax returns for tax years up to and including 2003. The adjustments proposed by the IRS were primarily related to temporary differences as to the recognition of certain taxable income and expense items. While the Company has provided for deferred taxes for federal and state purposes, a change in the period of recognition of certain income and expense items can result in interest due to the IRS and the Franchise Tax Board ("FTB"). Interest accruals of $56 thousand and $260 thousand were recorded during 2005 and 2004, respectively for interest on amended returns. During 2005, interest payments totaling $207 thousand were paid in settlement of tax years 2001, 2002, and 2003. During 2004, interest payments totaling $252 thousand were paid in settlement of tax years 1999 and 2001. The balance of accrued interest payable for amended returns was $159 thousand and $408 thousand as of December 31, 2005 and December 31, 2004, respectively.

      Financial Privacy. In accordance with the GLB Act, federal banking regulators adopted rules that limit the ability of savings banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third-parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated third-party. The privacy provisions of the GLB Act affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors.

      Anti-Money Laundering Initiatives and the USA Patriot Act. A major focus of governmental policy on financial institutions in recent years has been aimed at combating money laundering and terrorist financing. The USA PATRIOT Act of 2001 (the "USA Patriot Act") substantially broadened the scope of United States anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. The United States Treasury Department has issued a number of implementing regulations which apply to various requirements of the USA Patriot Act to financial institutions such as the Bank. These regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their clients. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could subject the Bank to penalties and cause damages to its reputation.

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

      On December 29, 2005, various bank regulatory agencies issued a proposed Interagency Guidance on Nontraditional Mortgage Products (the "Proposed ARM Guidance"). While we cannot predict whether or in what form the Proposed ARM Guidance may be adopted, if adopted in its present form the Proposed ARM Guidance would have an impact on the way in which lenders that offer certain kinds of adjustable rate mortgage loans ("ARMs") conduct their business. Many of the ARMs originated by the Bank would be considered "nontraditional mortgage products" subject to the Proposed ARM Guidance. While the Bank believes that these mortgage products will continue to be offered to and in demand by consumers, and that the Bank has taken appropriate measures to counter the inherent risks of such products, it cannot be determined at this time what, if any, additional measures will be necessary and the effect that such steps may have on the market for such loans.

      On January 10, 2006, the bank regulatory agencies issued a proposed Interagency Guidance on Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices (the "Proposed CRE Guidance"). The Bank cannot predict whether or in what form the Proposed CRE Guidance may be adopted. If adopted in its present form, it is not expected that the Bank's risk management practices would be significantly or adversely affected.

ITEM 1A. - RISK FACTORS

       Investment in the Company's stock involves a number of risks and uncertainties. The risks described below are not the only ones faced by the Company. There may be additional risks that are currently unknown or that are now considered immaterial, which may be material in the future. These additional risks could also impair the Company's business or adversely affect its financial condition or results of operations. If any of the following risks actually occurs, the Company's business, financial condition or results of operations could be adversely affected. In such case, the price or value of our stock could decline.

General economic conditions may be less favorable than expected.

      The Company is affected by general economic conditions in California as well as, to a lesser degree, the United States in general. An economic downturn could negatively impact household and corporate incomes. This impact may lead to decreased demand for the products and services offered by the Bank, and increase the likelihood of defaults by borrowers on their loans. A severe or prolonged downturn in California's real estate market would also have an adverse effect on the Company, as its real estate loans are secured by property in California.


The Company's portfolio consists principally of adjustable rate loans subject to negative amortization.

      The Bank's primary product consists of adjustable rate loans secured by residential real estate. An increasing portion of the Bank's interest income results from interest accrued in excess of borrower payments (negative amortization). These loans, in large part, permit negative amortization up to a certain defined level, and the payment on such loans adjusts periodically in accordance with the terms of the loan documents. In the event of an economic downturn, which may result in loss of income to borrowers, borrowers may be unable to make higher payments that may result from such adjustments. Additionally, a downturn affecting the market value of the collateral for the Bank's loans combined with a larger principal balance that can result from a negatively amortizing loan, may result in a loss of adequate security for such loans. The confluence of these economic conditions could have a significant effect on the Bank's net income.

      Many of these loans are made under low-documentation loan programs. Under these programs, which are typical in the current residential loan market, information about applicants' income and/or assets may not be provided or if provided, may not be verified. While the Bank takes steps to mitigate the risk of unverified income and asset information, such as verification of collateral value, evaluation of credit history and limitations on the loan amount, there is a risk that the applicant may not in fact be qualified for the loan requested.

If the Company does not adjust to rapid changes in the financial services industry, its financial performance may suffer.

      In order to achieve a strong financial performance, the Company must be able to meet the changing needs and demands of its customers, and respond to competitive pressure. The Company operates in a highly competitive environment, and must be able to respond quickly to changes in regulation, technology and product delivery systems, consolidation among financial service providers, and changing economic conditions.

Legislative, regulatory or accounting changes, or significant litigation, could adversely impact the Company.

      The Company is subject to extensive state and federal regulation, supervision and legislation. These laws and regulations change from time to time, and these changes may negatively impact the Company. Actions by regulatory agencies or significant litigation against the Company could cause it to devote time and resources to defending itself; violations of law or regulations may result in penalties that affect the Company and its shareholders. Additionally, accounting standard setters, including the FASB, SEC and other regulatory bodies, may change the financial accounting and reporting standards applicable to the preparation of the Company's consolidated financial statements. These changes can materially impact how the Company records and reports its financial condition and results of operations. In some cases, the Company could be required to apply a new or revised standard retroactively, resulting in the restatement of prior period financial statements.

The Company is exposed to operational risk.

      The Company is exposed to operational risk, including risk to its reputation, compliance issues, the risk of fraud or theft by employees or others, and operational errors, including errors resulting from faulty or disabled computer or telecommunications systems.

      The Company is exposed to risk to its reputation, which can result from actual or alleged conduct in a number of activities, including lending practices, corporate governance and actions taken in response by government regulators or consumer groups. Damage to the Company's reputation can adversely affect the Company's ability to attract and keep customers and employees.

      The Company is dependent on data processing systems, including third-party systems, to record and process transactions. This exposes the Company to the risk that system flaws or tampering or manipulation of those systems will result in losses. The Company may be subject to disruptions of its systems arising from events that are beyond its control (such as computer viruses or electrical or telecommunications outages), which may cause disruption of service and financial losses or liability. The Company is also exposed to the risk that its providers of services may default on their contractual obligations and to the risk that the Company's or its providers' continuity and data security systems are inadequate.

Changes in interest rates could affect the Company's income.

      The Company's income depends to a great extent on the difference between the interest rates earned on interest-earning assets such as loans and investment securities, and the interest rates paid on interest-bearing liabilities such as deposits and borrowings. These rates are sensitive to factors that are beyond the Company's control, including general economic conditions and the policies of various governmental and regulatory agencies including the Federal Reserve Board. Changes in monetary policy, including changes in interest rates, will influence the origination of loans, the prepayment of loans, and the volume of deposits. The impact of these changes may be greater if the Company does not effectively manage the relative sensitivity of its assets and liabilities to changes in market interest rates.

      To some extent, the Company is reliant on the Federal Home Loan Bank ("FHLB") as a funding source for the Bank's operations. The FHLB is subject to regulation and other factors beyond the Company's control. These factors may adversely affect the availability and pricing of advances to members such as the Bank.

The preparation of the Company's financial statements requires the use of estimates that may vary from actual results.

      The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make significant estimates that affect the financial statements. One of the Company's most critical estimates is the level of the allowance for loan losses. Due to the inherent nature of these estimates, the Company cannot provide absolute assurance that it will not significantly increase the allowance for loan losses and/or sustain loan losses that are significantly higher than the provided allowance

The Company's stock price is volatile.

      The Company's stock price has been volatile in the past, and several factors could cause the price to fluctuate substantially in the future. These factors include changes in earnings; business developments; circumstances affecting peer companies in the financial services industry, as well as trends and concerns in the industry in general. The Company's stock price may fluctuate significantly in the future, and these fluctuations may be unrelated to the Company's performance. General market price declines or market volatility in the future could adversely affect the price of its common stock, and the current market price may not be indicative of future market prices.

      Also see "Management's Discussion & Analysis - Risk and Uncertainties".

ITEM 1B.- UNRESOLVED STAFF COMMENTS

      None.

ITEM 2. - PROPERTIES

      At December 31, 2005, we owned the building and the land for nine of our branch offices, owned the building but leased the land for two additional offices, and leased our remaining offices. Properties leased by us include our corporate and executive offices located in an office tower in downtown Santa Monica, a general services and banking operations office building in Santa Monica and a residential lending operations office in Los Angeles. For information concerning rental obligations, see Note 6 of the Notes to Consolidated Financial Statements.

ITEM 3. - LEGAL PROCEEDINGS

      The Company is involved as a plaintiff or defendant in various legal actions incident to its business, none of which are believed by management to be material to the Company.

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.
                                       24

                                     PART II

ITEM 5. - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER  MATTERS

      (a) Market Information. The Company's common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "FED". Included in "Management's Discussion and Analysis of Consolidated Balance Sheets and Consolidated Statements of Income" is a table representing the range of high and low stock prices for the Company's common stock for each quarterly period for the last five years.

      (b) Holders. As of February 2, 2006, 16,581,644 shares of Company common stock, representing approximately 616 stockholders were on record. This total does not include the number of stockholders whose shares are held in street name.

      (c) Dividends. As a publicly traded company, the Company has no history of dividend payments on its common stock. However, the Company may in the future adopt a policy of paying dividends, depending on its net income, financial position and capital requirements, as well as regulatory restrictions, tax consequences and the ability of the Company to obtain a dividend from the Bank for payment to stockholders. OTS regulations limit amounts that the Bank can pay as a capital distribution to the Company. No such distribution may be made if the Bank's net worth falls below regulatory requirements. See "-Business - Summary of Material Legislation and Regulations-" for other regulatory capital distributions. The Board of Directors of the Bank declared and paid a $30 million capital distribution to the Company during 2004 for the purpose of repurchasing shares of Company common stock. No capital distributions were made by the Bank to the Company during 2005 or 2003.

      During 2005, the Company invested $110 million in the Bank as a capital investment in order to help finance the Bank's growth and for general corporate purposes.

      (d) Securities authorized for issuance under equity compensation plans. Information appearing on page 12 of the Proxy Statement is incorporated herein by reference.

ITEM 6. - SELECTED FINANCIAL DATA

      Selected financial data for the Company is presented below:


                    FIRSTFED FINANCIAL CORP. AND SUBSIDIARY
                 FIVE YEAR CONSOLIDATED SUMMARY OF OPERATIONS

                                    2005            2004            2003            2002            2001
                                -----------     -----------      -----------     -----------     -----------
                                       (Dollars in thousands, except per share data)
For the Year Ended December
31:
  Interest income............   $   469,657     $   262,722     $  235,881      $   263,878     $   333,932
  Interest expense............      249,190         101,190         88,342          128,419         201,754
  Net interest income.........      220,467         161,532        147,539          135,459         132,178
  Provision for loan losses...       19,750           3,000             --               --              --
  Other income................       31,215          21,296         16,741           18,074           8,919
  Non-interest expense........       73,481          66,372         55,589           58,212          53,174
  Income before income taxes..      158,451         113,456        108,691           95,321          87,923
  Income taxes................       66,753          47,614         44,216           40,149          37,621
  Net income..................       91,698          65,842         64,475           55,172          50,302
Basic earnings per share......         5.55            3.95           3.80             3.22            2.92
Dilutive earnings per share...         5.43            3.85           3.70             3.15            2.85
End of Year:
  Loans receivable, net (1)...    9,681,133       6,837,945      4,374,112        3,769,235       4,004,889
  Mortgage-backed securities,
    at fair value.............       74,254          97,059        135,176          200,585         284,079
  Investment securities, at
    fair value.................     294,017         250,586        116,411          103,055         110,444
  Total assets................   10,456,949       7,468,983      4,825,022        4,253,729       4,726,289
  Deposits....................    4,371,657       3,761,165      2,538,398        2,527,026       2,546,647
  Borrowings..................    5,419,184       3,191,600      1,816,622        1,322,273       1,808,040
  Liabilities.................    9,886,110       6,991,509      4,388,455        3,882,088       4,400,611
  Stockholders' equity........      570,839         477,474        436,567          371,641         325,678
  Book value per share........        34.46           28.94          25.61            21.95           18.88
  Tangible book value per share       34.25           28.62          25.18            21.40           18.14
Selected Ratios:
  Return on average assets....         1.01%           1.12%          1.43%            1.24%           1.10%
  Return on average equity....        17.64%          14.54%         15.97%           15.82%          16.93%
  Ratio of non-performing
     assets to total assets...         0.05%           0.07%          0.10%            0.17%           0.17%
  Effective net spread........         2.43%           2.78%          3.35%            3.09%           2.90%
   Ratio of non-interest
   expense to average assets..         0.81%           1.13%          1.24%            1.31%           1.17%
Other Data:
  Number of retail banking               30              29             29               29              29
  offices

Number of lending only offices            6               4              2                2               2
(1)  Includes loans held for sale.

      Also see summarized results of operations on a quarterly basis for 2005, 2004, and 2003 in Note 16 of the Notes to Consolidated Financial Statements.

ITEM 7. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIATED BALANCE SHEETS
                 AND CONSOLIDATED STATEMENTS OF INCOME

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

      Accounting for the allowances for loan losses involves significant judgments and assumptions by management which has a material impact on the carrying value of net loans receivable. Management considers the accounting for loan valuation allowances to be a critical accounting policy. The judgments and assumptions used by management are based on historical experience and other factors, which are believed reasonable under the circumstances as described in the "Business - Loan Loss Allowance" section.

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

                                  ECONOMIC RISK

      There are three main components of economic risk: credit risk, collateral risk, and market risk (which includes interest rate risk).

Credit Risk

      Credit risk is the risk of default in the Company's loan portfolio that results from a borrower's inability to make contractually required payments.
See "-Loss Provision-" and "-Non-performing Assets-"

      The determination of the allowance for loan losses and the valuation of real estate collateral are based on estimates that are susceptible to changes in the economic environment and market conditions. We recorded loan loss provisions of $19.8 million and $3.0 million during 2005 and 2004, respectfully. No loan loss provisions were recorded in 2003. A downward turn in the current economic climate could increase the likelihood of losses due to credit risks. This could create the need for additional loan loss provisions above those required for loan growth.

Collateral Risk

      Collateral risk is the risk that the collateral securing our loans, primarily real estate, may decline in value. A downward turn in the California real estate market could increase the likelihood of losses if the loan exceeds the value of the collateral. This could create the need for additional loan loss provisions.

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

      See "-Asset-Liability Management-" in "-Quantitative and Qualitative Disclosures About Market Risk-" for additional information relating to market risk.

                                 REGULATORY RISK

      Regulatory risk is the risk that regulations will change or the regulators will reach different conclusions than management regarding the financial position of the Company. The OTS examines our financial results, capital adequacy asset quality, and other performance measures every year. The OTS reviews the allowance for loan losses and may require us to adjust the allowance based on information available at the time of their examination. The OTS can also require that the Bank maintain capital levels above the regulatory minimums.

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

Pending Lawsuits

      We have been named as a defendant in various lawsuits, none of which is expected to have a materially adverse effect on the Company.
                                    OVERVIEW

      Our results of operations are primarily affected by our levels of net interest income, provisions for loan losses, non-interest income, non-interest expense, and income taxes. Our results are strongly influenced by the California economy in which we operate and the direction and level of general market interest rates.

      Net income of $91.7 million or $5.43 per diluted share was recorded in 2005, compared to net income of $65.8 million or $3.85 per diluted share in 2004 and net income of $64.5 million or $3.70 per diluted share in 2003.

      Net income increased from 2004 to 2005 due to an increase in net interest income, higher loan prepayment fees and gains on the sale of real estate held for investment. The increase in net income from 2003 to 2004 was due to higher net interest income, higher prepayment fees and a $5.4 million reduction in the repurchase liability for loans sold with recourse. Operating expenses increased during both 2005 and 2004 due to the higher costs associated with loan originations.

      Consolidated assets at the end of 2005 were $10.5 billion, representing a 40% increase from $7.5 billion at the end of 2004 and an 119% increase from $4.8 billion at the end of 2003. The growth in assets during 2005 and 2004 is attributable to increased loan origination activity. Loan originations totaled $4.8 billion in 2005, $3.9 billion in 2004 and $2.3 billion in 2003. Loan origination volume increased because we employed more loan agents and expanded our geographic base from Southern California to all of California. Additionally the rise in California real estate values created a large volume of loan refinances by borrowers.

      We recorded $19.8 million and $3.0 million in loan loss provision during 2005 and 2004. No loss provision was recorded during 2003. We recorded net loan charge-offs of $1.4 million during 2005, and net loan loss recoveries of $437 thousand and $15 thousand during 2004 and 2003, respectively.

      Certain key financial ratios for the Company are presented below:

                                         Year Ended December 31,
                                      -----------------------------
                                      Return    Return     Average
                                      on        on         Equity to
                                      Average   Average    Average
                                      Assets    Equity     Assets
                                      --------  --------  ---------
2005..............................       1.01%    17.64%     5.72%
2004..............................       1.12     14.54      7.69
2003..............................       1.43     15.97      8.98
2002..............................       1.24     15.82      7.83
2001..............................       1.10     16.93      6.52

      Non-performing assets (primarily loans 90 days past due or in foreclosure plus foreclosed real estate) were $5.0 million or .05% of total assets at December 31, 2005 compared to $5.0 million or .07% of total assets at December 31, 2004 and $4.7 million or 0.10% of total assets at December 31, 2003. The low level of non-performing assets over the last several years is attributable to and the strength of the California real estate market resulting in lower balance of delinquent loans. See -"Non-Performing Assets-"

      As of February 2, 2006, 1,472,079 shares remain eligible for repurchase under the Company's authorized repurchase program. The Company repurchased common shares totaling 696,900 and 33,800 during 2004 and 2003. There were no repurchases during 2005.

      At December 31, 2005 our regulatory risk-based capital ratio was 13.10% and our tangible and core capital ratios were 6.23%. We met the regulatory capital standards necessary to be deemed "well-capitalized" at December 31, 2005. See -"Capital Requirements"-

                              COMPONENTS OF INCOME

Net Interest Income

      Net interest income is the primary component of our income. The chief determinants of net interest income are the dollar amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid thereon. The greater the excess of average interest-earning assets over average interest-bearing liabilities, the more beneficial the impact on net interest income. The excess of average interest-earning assets over average interest-bearing liabilities was $293.1 million in 2005, $292.3 million in 2004, and $262.9 million in 2003.

      Our net interest income is impacted by a time lag before changes in the cost of funds can be passed along to monthly adjustable rate loan clients. Savings and borrowing costs adjust to market rates quickly while it takes two to three months for loan yields to adjust. This time lag decreases our net interest income during periods of rising interest rates. The reverse is true during periods of declining interest rates. See "-Asset-Liability Management-" in "-Quantitative and Qualitative Disclosures About Market Risk-" for further discussion.

      The following table sets forth the components of interest-earning assets and liabilities, the excess of interest-earning assets over interest-bearing liabilities, the yields earned and rates paid and net interest income for the periods indicated:

                                                                Year Ended December 31,
                                                        ----------------------------------------
                                                        2005            2004            2003
                                                        --------        ---------       --------
                                                                (Dollars in thousands)
Average loans and mortgage-backed securities (1).....   $ 8,592,880     $ 5,325,910     $ 4,194,404
Average investment securities........................       231,331         252,708         113,624
                                                          ---------       ---------       ---------
Average interest-earning assets......................     8,824,211       5,578,618       4,308,028
                                                          ---------       ---------       ---------
Average deposits.....................................     4,078,785       2,968,757       2,515,471
Average borrowings...................................     4,452,325       2,317,518       1,529,630
                                                          ---------       ---------       ---------
Average interest-bearing liabilities.................     8,531,110       5,286,275       4,045,101
                                                          ---------       ---------       ---------
Excess of interest-earning assets over
 interest-bearing liabilities........................   $   293,101      $  292,343       $ 262,927
                                                           ========        ========       =========

Yields earned on average interest-earning assets.....          5.24%           4.59%           5.40%
Rates paid on average interest-bearing liabilities...          2.91            1.91            2.18
Interest rate spread.................................          2.33            2.68            3.22
Effective net spread.................................          2.43            2.78            3.35
Total interest income (2)............................   $   462,389      $  256,059       $ 232,634
Total interest expense (3)...........................       248,255         100,968          88,183
                                                           --------        ---------       --------
                                                            214,134         155,091         144,451
Total other income (4)...............................         6,333           6,441           3,088
                                                           --------        ---------       --------
Net interest income..................................   $   220,467      $  161,532       $ 147,539
                                                           ========        =========       ========

    (1) Non-accrual loans are included in the average dollar amount of loans outstanding; however, no income is included for the period that each such loan was on non-accrual status.
    (2) Does not include dividends on FHLB stock and other miscellaneous interest income.
    (3) Does not include other miscellaneous interest expense. (4) Includes dividends on FHLB stock and other miscellaneous interest income and expense.

      Our interest rate spread decreased by 35 basis points in 2005 compared to 2004 as the yield on earning assets increased by 65 basis points while the cost of funds increased by 100 basis points. Both the yield on the loan portfolio and the cost of funds were impacted by increased interest rates. However, the cost of funds increased to a greater extent because the rates paid on deposits and borrowings respond faster to market interest rate changes than the yield on the adjustable rate loans. There is a two-to-three month time lag before interest rate changes can be passed on to adjustable rate loan clients.

      Our interest rate spread decreased by 54 basis points in 2004 compared to 2003 as the yield on earning assets declined by 81 basis points while the cost of funds fell by only 27 basis points. The yield on the loan portfolio during 2004 was impacted by lower interest rates from 2003 and early 2004. The rates paid on savings and borrowings also decreased in 2004 compared to 2003, but they decreased to a lesser extent because they were impacted by increasing interest rates throughout most of 2004.

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


                                                  Year Ended December 31, 2005         Year Ended December 31, 2004
                                                             Versus                                Versus
                                                       December 31, 2004                      December 31, 2003
                                               ------------------------------------   -----------------------------------
                                                           Change Due To                       Change Due To
                                               ------------------------------------   -----------------------------------
                                                  Volume      Rate         Total        Volume       Rate        Total
                                               -----------  ---------   -----------   ----------   -----------   --------
                                                                             (In thousands)
Interest Income:
  Loans and mortgage-backed
    securities..........................       $  169,290   $  34,791   $  204,081   $   56,132   $  (37,250)   $ 18,882
  Investments...........................             (640)      2,629        1,989        3,728          815       4,543
                                                  --------   --------     ---------     -------      --------    -------
    Total interest income...............          168,650      37,420      206,070       59,860      (36,435)     23,425
                                                  --------   --------     ---------     -------      --------    -------

Interest Expense:
  Deposits..............................           19,548      36,081       55,629        6,647       (3,446)      3,201
  Borrowings............................           67,182      24,216       91,398       21,531      (11,947)      9,584
                                                  --------    --------    ---------     -------      --------    -------
    Total interest expense..............           86,730      60,297      147,027       28,178      (15,393)     12,785
                                                  --------    --------    ---------     -------      --------    -------

    Change in net interest
  income................................       $   81,920   $  (22,877)     59,043       31,682      (21,042)     10,640
                                                  ========     ========   =========     =======      ========    =======

Change in other items (1)...............                                      (108)                                3,353

Total change in net interest
  Income including other items..........                                $   58,935                              $ 13,993

 (1) Includes dividends on FHLB stock and other miscellaneous items.


Note: Changes in rate/volume (change in rate multiplied by the change in average volume) have been allocated to the change in rate or the change in volume based upon the respective percentages of the combined totals.


                                                Interest Rate Spreads and Effective Net Spreads
                                                           Year Ended December 31,
                                -----------------------------------------------------------------------------
                                     2005            2004           2003           2002             2001
                                -------------   --------------  -------------   -------------   -------------
                                During  End of  During  End of  During  End of  During  End     During  End
                                Period  Period  Period  Period  Period  Period  Period  Period  Period  Period
                                ------  -----   -----   ------  -----   -----   ------  -----   ------  -----
Weighted average
  yield on loans and
  mortgage-backed
  securities.............       5.27%   6.56%   4.68%   4.98%   5.49%   5.09%   6.18%   5.98%   7.61%   6.57%
Weighted average
  yield on investment
  portfolio (1)..........       3.91    4.11    2.79    2.62    2.20    2.64    3.65    4.41    5.16    3.52
Weighted average
  yield on all
  interest-earning
  assets.................       5.24    5.80    4.59    4.89    5.40    5.02    6.08    5.94    7.50    6.40
Weighted average
  rate paid on
  deposits...............       2.40    3.00    1.42    1.65    1.55    1.29    2.42    1.98    4.08    3.02
Weighted average
  rate paid on
  borrowings and
  FHLB advances..........       3.37    4.19    2.53    2.57    3.21    2.76    4.39    3.63    5.67    4.74
Weighted average
  rate paid on all
  interest-bearing
  liabilities............       2.91    3.50    1.91    2.07    2.18    2.12    3.16    2.54    4.79    3.73
Interest rate
  spread (2).............       2.33    2.30    2.68    2.82    3.22    2.90    2.92    3.40    2.71    2.67
Effective net
  spread (3).............       2.43            2.78            3.35            3.09            2.90

(1) Dividends on FHLB stock and miscellaneous interest income were not considered in this analysis.
(2) Weighted average yield on all interest-earning assets less weighted average rate paid on all interest-bearing liabilities.
(3) Net interest income (excluding dividends on FHLB stock and other miscellaneous items) divided by average interest-earning assets.

Loss Provision

      The Company recorded $19.8 million in loan loss provision during 2005 and $3.0 million during 2004 due to growth in the loan portfolio. No provision was recorded during 2003 because, based on analysis performed by management, existing allowances were sufficient to cover credit risks inherent in the loan portfolio. Non-performing assets were $5.0 million at December 31, 2005 compared to $5.0 million at December 31, 2004 and $4.7 million at December 31, 2003. We have a policy of providing for general valuation allowances, unallocated to any specific loan, but available to offset any loan losses. The allowance is maintained at an amount that management believes adequate to cover estimable and probable loan losses. The Company also maintains valuation allowances for impaired loans and loans sold with recourse when needed. See "-Business - Loan Loss Allowance-" Management performs regular risk assessments of our loan portfolio to maintain appropriate valuation allowances. Additional loan loss provisions may be required to the extent that charge-offs are recorded against the valuation allowance for impaired loans, the general valuation allowance, or losses arising from the Bank's obligation on loans sold with recourse.

      The Company recorded net loan charge-offs of $1.4 million during 2005 and net loan recoveries of $437 thousand during 2004 and recoveries of $15 thousand during 2003. The charge-offs during 2005 primarily resulted from losses on business loans. The recoveries during 2004 and 2003 resulted from cash payments by borrowers on loans that had been previously charged-off.

Non-interest Income

      Loan servicing and other fees were $22.8 million in 2005 compared to $9.5 million in 2004 and $8.0 million in 2003. The increase in fees during 2005 compared to 2004 was primarily due to an increase in loan prepayment fees. Loan prepayment fees grew to $20.5 million in 2005 compared to $8.0 million in 2004 and $6.0 million in 2003 because a greater number of loans subject to prepayment fees were paid off by borrowers. Loans with prepayment fees represented 94.8%, 86.6%, and 59.9% of loans originated during December 31, 2005, 2004, and 2003, respectively.

      Gain on sale of loans was $125 thousand in 2005, $5.4 million in 2004 and $2.4 million in 2003. Actual loan sales were $12.8 million, $3.3 million and $86.1 million during 2005, 2004 and 2003, respectively. The gain realized on cash loan sales was $125 thousand, $34 thousand and $944 thousand during 2005, 2004 and 2003, respectively. Cash gains fluctuate due to changes in market pricing based on interest rate trends. Also, the dollar amount of loans originated for sale varies based on the availability of attractive fixed rate loan programs to borrowers compared to our adjustable rate loan programs. In addition to cash gains, gain on sale of loans for 2004 and 2003 includes adjustments to prior years' sales related to loans sold with recourse. During 2004, we eliminated the repurchase liability for loans sold with recourse and recorded an adjustment of $5.4 million into gain on sale of loans. During 2003, we revised the estimate of the required repurchase liability for loans sold with recourse from $6.9 million to $5.4 million and recorded an adjustment of $1.5 million into gain on sale of loans. The elimination of the repurchase liability for loans sold with recourse reflects the fact that the portfolio of loans sold with recourse has been experiencing significant pay-offs, and has had better credit experience than previously estimated. We do not expect to incur any future losses on loans sold with recourse.

      Real estate operations resulted in net gains of $2.0 million during 2005, $308 thousand in 2004, and $780 thousand in 2003. The gains recorded during 2005 and 2004 result from the sale of properties acquired in settlement of judgments. Real estate operations also include gain on sale of foreclosed properties, if any, operational income and expense during the holding period, and recoveries of prior losses on real estate sold.

Non-interest Expense

      The ratio of non-interest expense to average total assets was 0.81% for 2005, 1.13% for 2004 and 1.24% for 2003. The ratios decreased during 2005 and 2004 due to increases in average total assets for those years. However, the dollar amount of non-interest expense increased during 2004 and 2005 due to additional costs associated with loan originations. 2004 expenses include higher legal costs compared to 2005 and 2003.

      Salary and benefit costs increased 10% in 2005 compared to 2004 primarily due to higher compensation and incentive costs attributable to our significant loan growth. These higher costs were offset by lower profit sharing costs as a result of a decreased contribution to our Employee Stock Ownership Plan. Salary and benefit costs increased 22% in 2004 compared to 2003 primarily due to higher compensation and incentive costs attributed to loan growth and the additional staffing of our business banking unit.

      Occupancy expense increased 12% in 2005 compared to 2004 due to the continued expansion of our loan divisions in Southern and Northern California and the opening of one new retail branch. Occupancy expense increased 6% in 2004 compared to 2003 due to the expansion of our loan division in Northern California.

      Other operating costs increased 12% in 2005 compared to 2004 due to higher operating losses at the retail branches, higher OTS assessments and increased audit fees. Other operating costs increased in 2004 compared to 2003 due to higher costs (delivery, telephone and supplies) associated with the expansion of our loan divisions.

    The following table details the components of non-interest expense for the periods indicated:

                                                  Non-Interest Expense
                                                 Year Ended December 31,
                                  ------------------------------------------------------
                                    2005       2004       2003        2002        2001
                                  --------   --------   ---------   ---------  ---------
                                                   (Dollars in thousands)
Salaries and Employee Benefits:
     Salaries...................$ 27,850  $  25,992  $  21,565   $  20,984   $  18,119
     Incentive compensation......  6,719      4,217      3,480       3,122       2,472
     Payroll taxes...............  2,660      2,334      1,883       1,827       1,652
     Employee benefit insurance..  1,817      1,629      1,016       1,386       1,203
     Bonus compensation..........  2,057      1,500      1,275       1,500       1,500
     Profit sharing..............  1,545      2,530      2,030       2,024       2,020
     SERP........................  1,476      1,381      1,287       1,161         970
     401(k)......................    416        500        540         310         356
     Other salaries and benefits.    521        824        408         313       1,390
                                  -------  --------  ---------   ---------    --------
                                  45,061     40,907     33,484      32,627      29,682
                                  -------  --------  ---------   ---------    --------
Occupancy:
     Rent........................  5,148      4,836      4,690       4,673       4,439
     Equipment...................  2,184      1,826      1,378       1,836       1,971
     Maintenance costs...........    912        861        904         879         914
     Other occupancy.............  1,482      1,168      1,199       1,169         978
                                  -------  --------  ---------   ---------    --------
                                   9,726      8,691      8,171       8,557       8,302
                                  -------  --------  ---------   ---------    --------
Other Operating Expense:
     Insurance...................    896        746        648         690         582
     Amortization of core
       deposit intangible........  1,995      1,995      1,995       1,962       1,564
     Data processing.............  2,596      2,587      2,905       2,838       2,490
     Contributions...............    492        502        409         363         450
     Professional services.......    660        292        201         195         207
     Legal expenses..............  1,381      1,686      1,103       2,888       1,393
     OTS assessments.............  1,125        751        667         708         653
     Federal deposit insurance
        premiums.................    504        388        394         438         418
     Telephone...................    844        775        569         582         532
     Office supplies.............    936        833        839         700         717
     Postage.....................    965        677        335         376         399
     Subscriptions...............    281        229        194         188         181
     Delivery....................    638        565        480         420         374
     Other contracted services...  1,052        820        583         514         336
     Uninsured losses............  1,111        651        185         368         342
     Other operating costs.......  2,464      2,572      2,112       2,420       2,752
                                  -------   -------   --------    --------    --------
                                  17,940     16,069     13,619      15,650      13,390
                                  -------   -------   --------    --------    --------

Advertising......................    754        705        315       1,378       1,800
                                  -------   --------   --------   ---------   --------
  Total.........................$ 73,481  $  66,372  $  55,589   $  58,212   $  53,174
                                  =======   ========   ========   =========   ========

Non-interest expense as
    % of average assets..........    0.81%     1.13%      1.24%       1.31%      1.17%
                                  ========   ========  ========   =========   ========

                             BALANCE SHEET ANALYSIS

      Consolidated assets at the end of 2005 were $10.5 billion, representing a 40% increase from $7.5 billion at the end of 2004 and an 119% increase from $4.8 billion at the end of 2003. The increase in assets during 2005 is attributable to increased loan origination activity. Loan originations totaled $4.8 billion in 2005, $3.9 billion in 2004 and $2.3 billion in 2003. Principal repayments on loans totaled $2.0 billion during 2005, $1.4 billion during 2004, and $1.7 billion during 2003.

Real Estate Loan Portfolio

      At the end of 2005, 58% of our loans had adjustable interest rates based on monthly changes in the CODI, 16% were based on the 12MAT Index and 16% were based on the COFI Index. As part of our asset-liability management strategy, we have maintained a high level of adjustable rate loans in our portfolio for several years. During 2004 and 2005, we focused on marketing adjustable loans based on the CODI. At December 31, 2005, CODI loans comprised 76% of the loan originations. Management believes that the high level of adjustable rate mortgages will help insulate us from fluctuations in interest rates, notwithstanding the two to three month time lag between a change in its monthly cost of funds and a corresponding change in its loan yields. See "-Asset - Liability Management-".

      There are varying periods for which our loan payments may be fixed, ranging from one year to five years. If the payment is fixed for one year, after the first year the payment may be increased by no more than 7.5% each year. If the payment is fixed for three years, after the third year the payments for the fourth and fifth years may be increased by no more than 7.5% for each year. If the payment is fixed for five years, after the fifth year, the payment will be adjusted to provide for full amortization, starting with the sixth year. An annual payment cap of 7.5% applies thereafter. Additionally, all loans, including loans with fixed payment periods of less than five years, will have payments adjusted every five years without regard to the 7.5% limitation to provide for full amortization over the balance of the loan term. The annual payment cap of 7.5% applies thereafter. Any interest not paid by the borrower each month is added to the principal balance of the loan ("negative amortization"). Payments may revert to the fully amortizing payment without regard to the annual payment cap if the loan balance reaches either 110% or 125% of the original loan balance. Loans with an 80% or less loan-to-value ratio at origination have either a 110% or 125% lifetime balance cap and loans with a loan-to-value ratio over 80% at origination are limited to a 110% lifetime balance cap.

      Because AML loan-to-value ratios may increase above those established at the time of loan origination due to negative amortization, when we do lend in excess of 80% of the appraised value, additional fees and higher rates are charged or we may require mortgage insurance which reduces our loss exposure to below 75%. The amount of negative amortization increases during periods of rising interest rates. See "-Business - Interest Rates, Terms and Fees."

      At December 31, 2005, 2004 and 2003, negative amortization on all loans totaled $62.6 million, $5.5 million and $4.0 million, respectively. Negative amortization has increased over the last year due to rising interest rates and an increasing number of single family loans that allow for fixed payments periods of one to five years. The portfolio of single family loans with a one-year fixed payment was $4.6 billion at December 31, 2005, compared to $2.9 billion at December 31, 2004 and $3.9 billion at December 31, 2003. The portfolio of single family loans with a three-to-five year fixed payments was $2.7 billion at December 31, 2005, compared to $1.6 billion at December 31, 2004, and $1.4 million at December 31, 2003. Negative amortization as a percentage of all single family loans with fixed payment periods in the Bank's portfolio totaled 0.86% at December 31, 2005, 0.12% at December 31, 2004, and 0.17% at December 31, 2003. Single family loans comprised of 90% of originations during 2005 compared to 80% of originations in 2004 and 75% of originations during 2003.

The following table summarizes loan originations and purchases by loan type for the periods indicated:


                                                            Loan Originations and
                                                            Purchases by Loan Type
                             Year ended December 31,
                                                 -----------------------------------------
                                                   2005             2004           2003
                                                 ---------      -----------     ----------
                                                                  (In thousands)
    Adjustable:
     12MAT.....................................$   672,230      $   988,123     $  817,217
     CODI......................................  3,666,643        2,678,739        745,507
     COFI......................................    443,259          109,331        158,868
     LIBOR.....................................         --            9,832          2,350
     Prime.....................................     40,341           70,691         53,154
                                                 ---------        ---------     ----------
                                                 4,822,473        3,856,716      1,777,096

     Fixed.....................................      1,510           19,609         64,120
     Hybrid....................................         --            4,484        434,314
                                                 ---------        ---------     ----------
        Total..................................$ 4,823,983      $ 3,880,809     $2,275,530
                                                 =========        =========      =========

      The following table details loan originations and loan purchases by property type for the periods indicated:

                                                        Loan Originations and Purchases by Property Type
                                                                Year Ended December 31,
                                                -----------------------------------------------------------------------------
                                                    2005            2004            2003            2002              2001
                                                -----------      -----------    -----------     ------------       ----------
                                                                                (In thousands)
Single family (one-to-four units).......        $ 4,329,439     $  3,095,010     $ 1,712,584      $  728,309       $  912,974
Multi-family............................            409,201          647,326         470,426         441,407          407,458
Commercial real estate..................             45,001           66,010          35,237          84,050          150,735
Commercial business loans...............             36,197           43,226          31,581          17,572           16,172
Other...................................              4,145           29,237          25,702          17,434           14,996
                                                  ---------        ---------       ---------        ---------        --------
Total...................................        $ 4,823,983      $ 3,880,809     $ 2,275,530      $ 1,288,772     $ 1,502,335
                                                  =========        =========       =========        =========       =========

      No loans were originated upon the sale of real estate owned during 2005 and 2004.


Loan Composition

      Loans based on the security of single family properties (one-to-four units) comprise the largest category of our loan portfolio. The loan portfolio also includes loans secured by multi-family and commercial and industrial properties. At December 31, 2005, 76% of the loan portfolio consisted of first liens on single family properties while first liens on multi-family properties were 20% of the portfolio, and first liens on commercial properties represented 3% of the portfolio. Commercial business loans, construction loans, consumer loans and other loans comprised the remaining 1% of the loan portfolio at December 31, 2005.

      The following table sets forth the composition of our portfolio of loans and mortgage-backed securities at the dates indicated:

                                                                      December 31,
                                      ----------------------------------------------------------------------------
                                          2005            2004            2003            2002            2001
                                      -----------     -----------      ----------     -----------      -----------
                                                                     (In thousands)
REAL ESTATE LOANS
 First trust deed residential loans:
   One-to-four units...............   $ 7,361,476     $ 4,585,962     $ 2,456,971      $ 1,723,690     $ 2,121,899
   Five or more units..............     1,942,021       1,825,564       1,547,771        1,646,430       1,525,749
                                      -----------      -----------     -----------      -----------     -----------
       Residential loans...........     9,303,497       6,411,526       4,004,742        3,370,120       3,647,648

OTHER REAL ESTATE LOANS
   Commercial and industrial.......       257,560         324,805         345,273          419,273         358,159
   Construction....................         4,910          20,902           9,053            6,927          38,060
   Land............................            --              --              --              203           1,481
   Second trust deeds..............         6,505           5,466           7,281            5,965           9,472
                                       -----------     -----------     -----------      -----------      ---------
   Real estate loans...............     9,572,472       6,762,699       4,366,349        3,802,488       4,054,820

 NON-REAL ESTATE LOANS
   Manufactured housing.............           --              --              --               --              --
   Deposit accounts.................          595             491             649            1,185           1,267
   Commercial business loans........       80,186          58,869          34,424           19,582          18,882
   Consumer loans...................       57,399          60,677          49,738           35,395          19,546
                                       -----------     -----------     -----------      -----------       ---------
   Loans receivable.................    9,710,652       6,882,736       4,451,160        3,858,650       4,094,515

LESS:
   General valuation allowance             97,558          78,675          75,238           75,223          72,919
   Impaired loan valuation
     allowance......................           --             496             496              496           1,850
   Deferred loan origination
     (costs) fees...................      (68,039)        (34,380)          1,314           13,696          14,857
                                       -----------     -----------     -----------      -----------       ---------
   Net loans receivable (1).........    9,681,133       6,837,945       4,374,112        3,769,235       4,004,889

FHLMC AND FANNIE MAE MORTGAGE-BACKED SECURITES
(at fair value):
   Secured by single family dwellings      69,581          91,308         128,465          192,395         272,419
   Secured by multi-family
     dwellings.....................         4,673           5,751           6,711            8,190          11,660
                                        ----------     -----------     -----------        --------        ---------
       Mortgage-backed securities..        74,254          97,059         135,176          200,585         284,079
                                        ----------     -----------     -----------        --------        ---------
           TOTAL                      $ 9,755,387     $ 6,935,004     $ 4,509,288      $ 3,969,820     $  4,288,968
                                       ===========     ===========     ===========      ==========        =========

(1) Includes loans held-for-sale.

      Net deferred loan origination costs were $68.0 million at December 31, 2005 and $34.4 million at December 31, 2004. Net deferred loan origination fees were $1.3 million at December 31, 2003. The net deferred loan costs in 2005 and 2004 result from the high volume of wholesale loans originated during those years. Wholesale single family loans typically have loan deferred origination costs in excess of deferred loan origination income due to commissions paid to mortgage loan brokers.

Loans Sold with Recourse

      Loans sold with recourse totaled $59.9 million as of December 31, 2005, $76.3 million as of December 31, 2004 and $91.0 million as of December 31, 2003. Loans sold with recourse are primarily secured by multi-family properties. Although no longer owned by us, these loans are evaluated for the purposes of measuring risk exposure for regulatory capital.

      We also have full recourse on $1.3 billion in multi-family loans that were sold to Fannie Mae in exchange for mortgage-backed securities during 2005. Due to the recourse provisions of the sale, these mortgage-backed securities continue to be accounted for as part of our loan portfolio pursuant to Statement of Financial Accounting Standards No. 140, Accounting for and Servicing of Financial Assets and Extinguishments of Liabilities.

                                  ASSET QUALITY

 Asset Quality Ratios

      The following table sets forth certain asset quality ratios at the dates indicated:

                                                                                   December 31,
                                                                -----------------------------------------------
                                                                  2005     2004      2003      2002      2001
                                                                -------   -------   -------   -------   -------
Non-performing loans to
   gross loans receivable (1)..............................       0.05%     0.07%     0.08%     0.17%     0.16%
Non-performing assets to total assets (2)..................       0.05%     0.07%     0.10%     0.17%     0.17%
Loan loss allowances to non-performing loans(3)............      1,965%    1,588%    2,266%    1,126%    1,151%
General loss allowances to gross loans receivable (4)......       1.00%     1.15%     1.70%     1.96%     1.83%

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

                              NON-PERFORMING ASSETS

      We define non-performing assets to include loans delinquent over 90 days or in foreclosure, real estate acquired in settlement of loans, and other loans less than 90 days delinquent but for which collectibility is questionable.

The table below details the amounts of non-performing assets by type of collateral. Also shown is the ratio of non-performing assets to total assets.

                                                                   Non-Performing Assets
                                                                        December 31,
                                   --------------------------------------------------------------------------------
                                        2005             2004           2003             2002             2001
                                   ------------     ------------    -------------   --------------   --------------
                                      $     %         $      %         $      %       $        %        $       %
                                   -----  -----     -----  -----    ------  -----   ------  ------   -------  -----
                                                                   (Dollars in thousands)
Real estate owned:
Single family..........         $     --     --% $     --     --% $  1,324    28% $   519       7% $  1,671     21%
Multi-family...........               --     --        --     --        --    --       --      --       164      2
Less: general
  valuation allowance..               --     --        --     --        --    --     (200)     (2)     (350)    (4)
                                   -----  -----     -----  -----    ------  -----  -------  ------   ------- -----
Total real estate owned               --     --        --     --     1,324    28      319       5     1,485    19
Non-performing loans:
Single family..........            3,569     72     4,590     92     3,326    71    5,705      81     6,062    75
Multi-family...........              391      8        --     --     1,017    14      422      5
Commercial and
  industrial...........            1,364     27        --     --        --    --       --     --         --    --
Other..................               33      1         4     --        16     1       --     --         16     1
                                   -----  -----     -----  -----     -----  -----   ------   -----     -----  -----
Total non-perfroming
  loans................            4,966    100     4,985    100     3,342    72    6,722     95      6,500    81
                                   -----  -----     -----  -----    ------  -----  -------   -----     -----  -----
Total..................         $  4,966    100% $  4,985    100%  $ 4,666   100% $ 7,041    100%  $  7,985   100%
                                   =====   =====    =====   =====   ======  =====   =====   =====    ======  =====
Ratio of
  non-performing
  assets to total
  assets...............                    0.05%            0.07%           0.10%           0.17%            0.17%
                                           =====            =====           =====           =====            =====

The low levels of non-performing loans and real estate owned over the last several years is due to the strong California real estate market during those years.

Single family non-performing loans are primarily due to factors such as unemployment and declining personal income. Multi-family and commercial non-performing loans are attributable primarily to factors such as declines in occupancy rates, employment rates and rental rates. We actively monitor the status of all non-performing loans.

Impaired loans totaled $3.0 million, $1.4 million, and $3.3 million, net of related allowances of $0, $496 thousand, and $496 thousand as of December 31, 2005, 2004, and 2003, respectively. See "-Business - Non-accrual, Past Due, Impaired and Restructured Loans-" for further discussion of impaired loans.

      Our modified loans result primarily from temporary modifications of principal and interest payments or an extension of maturity dates. Under these arrangements, loan terms are typically reduced to no less than a required monthly interest payment. Any loss of revenues under the modified terms would be immaterial to us. If the borrower is unable to return to scheduled principal and interest payments at the end of the modification period, foreclosure procedures are initiated, or, in certain circumstances, the modification period is extended. As of December 31, 2005, we had modified loans totaling $2.0 million. This compares with $1.4 million and $1.5 million as of December 31, 2004 and December 31, 2003, respectively. No modified loans were 90 days or more delinquent as of December 31, 2005, 2004 or 2003.

                         CAPITAL RESOURCES AND LIQUIDITY
Liquidity Requirements

      As permitted by the OTS, management determines the level of liquidity required for safe and sound operation. Our strategy is to keep cash and liquid investments at a modest level due to the availability of credit lines. These credit lines are considered in our definition of available liquidity. Our liquidity policy requires that cash and cash equivalents, short-term investments and unused borrowing capacity be maintained at a minimum level of 10% of our liquidity base (defined as deposits and borrowings due within one year). As of December 31, 2005, liquidity-qualifying balances were 19.03 % of our liquidity base.

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

      Deposits are accepted from full-service banking branches, internet banking, national deposit brokers ("brokered deposits") and telemarketing sources. The cost of funds, operating margins and our net income associated with brokered and telemarketing deposits are generally comparable to the cost of funds, operating margins and our net income associated with branch deposits, FHLB borrowings and repurchase agreements. As the cost of each source of funds fluctuates from time to time, based on market rates of interest offered by us and other depository institutions, we select funds from the lowest cost source until the relative costs change. As the cost of funds, operating margins and net income associated with each source of funds are generally comparable, we do not deem the impact of its use of any one of the specific sources of funds at a given time to be material.

      Deposits at full-service banking branches were $2.6 billion at December 31, 2005, $2.5 billion at December 31, 2004 and $2.5 billion at December 31, 2003.

      Deposits obtained from national brokerage firms ("brokered deposits") are considered a source of funds similar to a borrowing. In evaluating brokered deposits as a source of funds, the cost of these deposits, including commission fees, is compared to other funding sources. We had $1.7 billion in brokered deposits at December 31, 2005 and $1.2 billion at December 31, 2004. There were no broker deposits at December 31, 2003. Utilization of brokered deposits increased during 2005 and 2004 to help fund loan originations.

      Telemarketing deposits were $78.0 million at the end of 2005, $45.1 million at the end of 2004 and $15.6 million at the end of 2003. These deposits are normally large deposits from pension plans, managed trusts and other financial institutions. The level of telemarketing deposits varies based on the activity of investors, who are typically professional money managers. The availability of telemarketing deposits also varies based on the rates offered and the investors' perception of our creditworthiness.

      Deposits acquired through the internet are acquired by posting our rates on internet rate boards. We accept internet deposits from every state except California. We began this endeavor in late 2005, so these deposits totaled only $2.4 million at December 31, 2005.

      Loan sales were $12.8 million in 2005. This compares to $3.3 million during 2004 and $86.1 million during 2003. Loan sales increased during 2005 due to the origination and sale of adjustable rate loans that do not meet the requirements for our loan portfolio. Loan sales varied in prior years depending on our origination of 30-year fixed rate loans when borrowers preferred these products.

      FHLB advances were $4.2 billion at the end of 2005, $3.0 billion at the end of 2004 and $1.7 billion at the end of 2003. Borrowings from the FHLB increased during 2005 and 2004 in order to fund loan originations.

      Reverse repurchase agreements are short-term borrowings secured by loans, and investment securities. These borrowings increased to $1.2 billion at the end of 2005 from $187.0 million at the end of 2004 and $122.6 million at the end of 2003 due to the loans securitized with Fannie Mae.

        During 2005 the Company completed the placement of $100.0 million in unsecured fixed/floating rate senior debentures. The first $50.0 million transaction was completed in June of 2005 and is due in 2015. The debentures have a fixed rate of 5.65% for the first five years and are adjustable afterwards based on a rate of 1.55% over the three-month LIBOR. The second $50.0 million transaction was completed in December of 2005 and is due in 2016. The debentures have a fixed rate of 6.23% for the first five years and are adjustable afterwards based on a rate of 1.55% over the three-month LIBOR. Negative covenants contained in the indentures governing the terms of these debentures generally prohibit the Company from selling or otherwise disposing of shares of voting stock of the Bank or permitting liens on such Bank stock other than certain permitted liens. The indentures also impose certain affirmative covenants on the Company, none of which is believed to have a material adverse effect on the Company's ability to operate its business.

      We believe that we have sufficient funds available to fund current loan origination activity. The Company has a credit facility with the FHLB in the form of advances and lines of credit which allow borrowings of up to 60% of our assets as computed for regulatory purposes. At December 31, 2005, the Company's borrowing capacity at the FHLB was approximately $6.3 billion. At December 31, 2005 the Company had $4.2 billion in advances from the FHLB and another $221.0 million in borrowings under reverse repurchase agreements with the FHLB. The Company's other sources of liquidity include principal and interest payments on loans, proceeds from loan sales and other borrowings, such as reverse repurchase transactions. Historically, the Company has retained a significant portion of maturing deposits. While management anticipates that there may be some outflow of these deposits upon maturity due to the current competitive rate environment, they are not expected to have a material impact on the long-term liquidity position of the Company.

      The  table  below  details  the  amounts  of  the  Company's   contractual
obligations by maturity at December 31, 2005.

                                                           Payments due by period
                                ---------------------------------------------------------------------------
                                                  Less than         1 - 3          3 - 5         More than
                                    Total           1 year          years          years          5 years
                                ------------      ----------     ----------      ----------      ----------
                                                                  (In thousands)
Fixed-rate term certificates.... $ 2,778,964     $ 2,693,855     $   71,501      $   11,932     $    1,676
FHLB advances...................   4,155,500       4,035,500         95,000          25,000             --
Reverse repurchase agreements...   1,163,684       1,163,684             --              --             --
Operating lease obligations.....      27,033           4,781          7,529           1,104         13,619
                                  ----------      ----------       ---------       ---------      ---------
Total.....................       $ 8,125,181     $ 7,897,820     $  174,030      $   38,036     $   15,295
                                  ==========      ==========       =========       =========      =========

Internal Sources of Funds

      Internal sources of funds include loan principal payments, loan payoffs, and positive cash flows from operations. Principal payments were $2.0 billion in 2005 compared to $1.4 billion in 2004 and $1.7 billion in 2003. Principal payments include both scheduled principal pay downs and prepayments which are a function of real estate activity and the general level of interest rates.

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

      The following table summarizes the capital ratios of the "well-capitalized" category and our regulatory capital position at December 31, 2005 as compared to such ratios. As indicated in the table, our capital levels exceeded the three minimum capital ratios of the 'well-capitalized" category:

                                           December 31, 2005
                                          Amount           %
                                         --------       -------
                                         (Dollars in thousands)
Bank's core capital..................    $651,447        6.23%
Core capital requirement.............     522,573        5.00%
                                         --------       -------
   Excess core capital...............    $128,874        1.23%
                                         ========       =======

Bank's tier 1 risk-based capital.....    $651,447       11.84%
Tier 1 risk-based capital requirement     330,159        6.00%
                                         --------       -------
   Excess core capital...............    $321,288        5.84%
                                         ========       =======

Risk-based capital...................    $720,585       13.10%
Risk-based capital requirement.......     550,266       10.00%
                                         --------       -------
   Excess core capital...............    $170,319        3.10%
                                         ========       =======

Recent Accounting Pronouncements

      In May 2005, Statement of Financial Accounting Standards (SFAS) No. 154, Accounting Changes and Error Corrections was issued. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. The Company currently does not have any accounting changes and error corrections that would require the adoption SFAS No. 154.

      In December 2004, Statement of Financial Accounting Standards (SFAS) No. 123 (revised), Share-Based Payment ("FAS 123R"), was issued and then amended in April of 2005. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period which an employee is required to provide service in exchange for the award, the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met; those conditions are much the same as the related conditions in SFAS 123R.

      A public entity will initially measure the cost of employee services received in exchange for an award of equity instruments based on the award's current fair value; the fair value of that award will be re-measured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless) observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. The statement is in effect for the Company on January 1, 2006. The Company expects the implementation of FAS 123R to be immaterial to its financial statements.

      SFAS Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, was issued in May 2003. The effective date has been deferred indefinitely for certain other types of mandatorily redeemable financial instruments. The Company currently does not have any financial instruments that are within the scope of this Statement.

ITEM 7A. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                        ASSET-LIABILITY MANAGEMENT

      Our primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on our net interest income and capital, while, at the same time, adjusting our asset-liability mix to achieve the most favorable impact on income.

      Our asset-liability management policy is designed to improve the balance between the maturities and repricing of interest-earning assets and interest-bearing liabilities in order to better insulate net income from interest rate fluctuations. Under this program, we emphasize the funding of monthly adjustable mortgages with short-term savings and borrowings and match the re-pricing of these assets and liabilities. By policy, we will either match the fixed rate period of these loans with borrowings for the same term or will hold unmatched fixed rate loans in our portfolio in an amount not to exceed 5% of total assets

      At the end of 2005, 58% of our loans had adjustable interest rates based on monthly changes in the CODI, 16% were based on the 12MAT Index and 16% were based on the COFI. Comparisons over the last several years show that changes in our cost of funds generally correlate with changes in these indices. We do not use any futures, options or swaps in our asset-liability strategy.

      Assets and liabilities that are subject to repricing are considered rate sensitive. The mis-match in the repricing of rate sensitive assets and liabilities is referred to as a company's "GAP". The GAP is positive if rate-sensitive assets exceed rate-sensitive liabilities for any specified repricing term. Generally, a positive GAP benefits a company during periods of increasing interest rates. The reverse is true during periods of decreasing interest rates. The indices we use lag changes in market interest rates from 60 to 90 days while prime-based business loans re-price immediately. However, our short-term savings and borrowing costs adjust quickly causing net interest income to initially decrease during periods of rising interest rates and increase during periods of declining interest rates. The movement of interest rates, whether up or down, cannot be accurately predicted and could have a negative impact on our income.

      The following table shows the interest sensitivity of our assets and liabilities by repricing period at December 31, 2005 and the consolidated GAP position as a percentage of total assets at that time:


                                                                   INTEREST-SENSITIVITY GAP
                                                ---------------------------------------------------------------
                                                                                Balances    Balances   Balances
                                                                  Balance      Repricing   Repricing   Repricing
                                                    Total        Repricing     Within 1-3  Within 4-10  After
                                                   Balance     Within 1 Year    Years       Years     10 Years
                                                ------------   -------------   ---------   ---------  ---------
                                                                     (Dollars in thousands)
Interest-earning assets:
  FHLB overnight deposits .............         $     42,607    $    42,607    $     --   $      -- $      --
  Investment securities, at fair value.              294,017        143,373       6,590     144,054        --
  Mortgage-backed securities, at
   fair value.........................                74,254         74,228          26          --        --
  Loans receivable....................             9,681,133      9,458,872     166,082      47,707     8,472
                                                 ------------    ----------     --------   --------  ---------
   Total interest-earning assets......          $ 10,092,011    $ 9,719,080    $ 172,698  $ 191,761 $   8,472
                                                 ============    ==========     ========   ========  =========

Interest-bearing liabilities:
  Demand accounts.....................          $  1,592,693    $ 1,592,693    $     --  $       -- $      --
  Fixed rate term certificates........             2,778,964      2,693,855      71,501      13,047       561
   FHLB advances......................             4,155,500      4,035,500      95,000      25,000        --
  Reverse repurchase agreements.......             1,163,684      1,163,684          --          --        --
  Senior debt                                        100,000             --          --      50,000    50,000
                                                 ------------    ----------     --------   --------   --------
   Total interest-bearing
   liabilities........................          $  9,790,841    $ 9,485,732    $ 166,501  $  88,047 $  50,561
                                                 ============    ===========    ========   ========   ========
Interest-sensitivity GAP..............          $    301,170    $   233,348    $   6,197  $ 103,714 $ (42,089)
                                                 ============    ===========    ========   ========   ========
Interest-sensitivity GAP as a
   percentage of total assets.........                               2.23%          0.06%     0.99%    (0.40)%
                                                                 ===========   ==========  ========   ========
Cumulative interest-sensitivity GAP...                                         $ 239,545  $ 343,259 $ 301,170
                                                                               ==========  ========  =========
Cumulative interest-sensitivity GAP as
   a percentage of total assets.......                                              2.29%     3.28%      2.88%
                                                                               ==========  ========  =========

      In order to minimize the impact of rate fluctuations on income, management's goal is to keep the one-year GAP at less than 20% of total assets (positive or negative). At December 31, 2005, our one-year GAP ratio was a positive $233 million or 2.23% of total assets. This compares with a positive GAP ratio of 8.75% of total assets at December 31, 2004 and a positive GAP ratio of 13.8% of total assets at December 31, 2003. The positive one-year GAP at December 31, 2005 decreased from December 31, 2004 because we funded one month adjustable rate loans with borrowings due in one year or less.

      Another measure of interest rate risk, which is required to be performed by OTS-regulated institutions, is an analysis specified by OTS Thrift Bulletin TB-13a, "Management of Interest Rate Risk, Investment Securities, and Derivatives Activities". Under this regulation institutions are required to establish limits on the sensitivity of their net interest income and net portfolio value to changes in interest rates. Such changes in interest rates are defined as instantaneous and sustained movements in interest rates in 100 basis point increments.

      The following table shows the estimated impact of a parallel shift in interest rates on our net portfolio value at December 31, 2005 and December 31, 2004:

                                                     Percentage
            Change in Interest Rates       Change in Net Portfolio Value(1)
             (In Basis Points)                  2005           2004
                                           ------------      ----------
                   +300................         (3)%           (5)%
                   +200................         (2)%           (4)%
                   +100................         (1)%           (3)%
                   --100...............        (10)%           (1)%
                   --200...............        (14)%(2)         --%(2)
                   --300...............        (13)%(2)         --%(2)

(1) The percentage change represents the projected change in the net portfolio value of the Bank in a stable interest rate environment versus the net portfolio value in the various rate scenarios. The OTS defines net portfolio value as the present value of expected cash flows from existing assets minus the present value of expected cash flows from existing liabilities.

(2) A downward shift in interest rates of 200 basis points or 300 basis points for both December 31, 2005 and December 31, 2004 levels would result in negative interest rates in many cases. Therefore, modeling the impact of such declines as of December 31, 2005 and December 31, 2004 is not meaningful or practical.

The following table shows the contract terms and fair value of our interest-earning assets and interest-bearing liabilities as of December 31, 2005 categorized by type and expected maturity for each of the next five years and thereafter:

                                                            Expected Maturity Date as of December 31, (1)
                                  -------------------------------------------------------------------------------------------
                                                                                                          Total       Fair
                                     2006         2007       2008          2009     2010    Thereafter    Balance     Value
                                  ----------  ----------  ----------    --------  --------  ----------  ----------  ---------
                                                                       (Dollars in thousands)
Interest-earning
    assets:
  Loans receivable:
    Adjustable rate loans:
     Single family..............  $2,158,633 $2,189,303   $1,452,160    $755,057  $388,301  $410,785  $7,354,239  $7,515,594
    Average interest rate               6.65%      6.78%        6.80%       6.81%     6.81%     6.82%       6.78%
     Multi-family                    612,947    497,783      327,434     215,761   137,357   147,706   1,938,988   1,949,306
    Average interest rate               5.88%      5.84%        5.83%       5.85%     5.81%     5.80%       5.84%
     Commercial and
       industrial...............      65,621     50,892       33,401      20,744    12,884    19,582     203,124     208,778
    Average interest rate               6.38%      6.37%        6.32%       6.35%     6.33%     6.33%       6.35%
    Fixed rate loans:
     Single family..............       4,718      1,755          556         152        41        15       7,237       7,290
    Average interest rate               6.89%      6.52%        6.63%       6.32%     6.31%     6.30%       6.45%
     Multi-family...............       1,141        772          539         379       141        61       3,033       3,130
    Average interest rate               8.04%      7.62%        7.38%       7.51%     7.20%     7.16%       7.45%
     Commercial and
       industrial...............      34,327     10,512        6,552       2,663       198       184      54,436      56,373
    Average interest rate               7.61%      7.77%        7.75%       7.83%     8.12%     8.09%       7.86%
     Other Loans................       4,744      1,706          623          27        --        --       7,100       7,100
    Average interest rate               3.57%      4.01%        4.01%       4.01%     0.00%     0.00%       3.90%
    Non-mortgage loans:
     Commercial business
      loans.....................      36,242     25,082       17,640       1,222        --        --      80,186      85,444
    Average interest rate               5.62%      5.68%        5.77%       5.83%     0.00%     0.00%       5.72%
    Construction                       1,454      1,583        1,723         150        --        --       4,910       5,179
     loans......................
    Average interest rate               8.50%      8.50%        8.50%       8.50%     0.00%     0.00%       8.50%
     Consumer loans.............      27,554     17,840       11,287         718        --        --      57,399      56,096
    Average interest rate               5.50%      5.50%        5.49%       5.49%     5.49%     0.00%       5.49%
  Mortgage-backed securities:
      Adjustable:                     30,832     18,047       10,597       6,203     3,618     4,919      74,216      74,215
    Average interest rate               2.81%      2.81%        2.81%       2.81%     2.81%     2.81%       2.81%
      Fixed:                              23         11            4          --        --        --          38          39
    Average interest rate               8.00%      8.00%        8.00%       0.00%     0.00%     0.00%       8.00%
  Investment securities:
     Collateralized
      mortgage obligations......      42,106      5,218        5,474       7,070     6,029   228,120    294, 017     294,017
    Average interest rate               0.57%      4.81%        4.82%       4.82%     4.83%     4.79%       4.11%
                                  ----------   ---------   ----------  ---------  --------  --------  -----------   ----------
    Total interest-earning
    assets......................  $3,020,342 $2,820,504   $1,867,990  $1,010,146  $548,569  $811,372  $10,078,923  $10,262,561
                                  ==========   =========   ==========  =========  ========  ========  ===========   ==========
Interest-bearing
    liabilities:
  Deposits:
     Checking accounts..........     595,790          --          --          --        --        --      595,790      595,790
     Average interest rate              0.11%       0.00%       0.00%       0.00%     0.00%     0.00%        0.11%
     Savings accounts...........     996,903          --          --          --        --        --      996,903      996,903
     Average interest rate              1.68%       0.00%       0.00%       0.00%     0.00%     0.00%        1.68%
     Certificate accounts.......   2,693,785      48,502      23,058       6,083     5,669     1,867    2,778,964    2,768,236
     Average interest rate              3.76%       3.69%       3.69%       3.69%     3.69%     3.69%        3.70%
  Borrowings:
     FHLB advances..............   4,035,500      85,000      10,000       5,000     20,000       --    4,155,500    4,150,597
     Average interest rate              4.17%       4.56%       5.43%       5.49%      6.20%    0.00%        5.17%
     Reverse repurchase
      agreements................   1,163,684          --          --          --        --        --    1,163,684    1,160,859
     Average interest rate              4.04%       0.00%       0.00%       0.00%     0.00%     0.00%        4.04%
     Senior debentures..........     100,000          --          --          --        --        --      100,000      103,909
     Average interest rate              5.94%       0.00%       0.00%       0.00%     0.00%     0.00%        5.94%
                                   ---------     -------      -------    --------  --------  ---------  ----------   ----------
    Total interest-bearing
    liabilities..                 $9,585,662    $133,502     $33,058     $11,083   $25,669    $1,867   $9,790,841   $9,776,294
                                  ==========     =======     ========    ========  ========   ========  ==========   ==========

   (1) Expected maturities are contractual maturities adjusted for prepayments of principal. The Bank uses certain assumptions to estimate fair values and expected maturities. For assets, expected maturities are based upon contractual maturity, projected repayments and prepayments of principal. The prepayment experience used is based on the Bank's historical experience. The Bank's average CPR (Constant Prepayment Rate) is 48% for the adjustable single family portfolio and 36% for its adjustable multi-family and commercial real estate portfolios. For fixed rate loans, the Bank's average CPR is 72% and 48% respectively. The Bank used estimated deposit runoff based on available industry information.

                                  STOCK PRICES

      The common stock of FirstFed Financial Corp. is traded on the New York Stock Exchange under the trading symbol "FED". The quarterly high and low information presented below is based on information supplied by the New York Stock Exchange.

      The  Company  has  never   declared  or  paid  a  cash   dividend  to  its
stockholders.

      As of February 2, 2006, there remain 1,472,079 shares eligible for repurchase under the Company's stock repurchase program. The Company repurchased 696,900 and 33,800 shares of its common stock at average per share prices of $40.25 and $28.53 during 2004 and 2003, respectively. No shares were repurchased during 2005.


                           PRICE RANGE OF COMMON STOCK

       First Quarter       Second Quarter      Third Quarter       Fourth Quarter
        High     Low       High      Low       High      Low       High       Low
2005  $55.25    $49.60    $60.35    $47.84    $65.32    $52.26    $57.44    $49.05
2004   46.38    40.40      46.15     38.16     49.16     41.23     54.30     48.50
2003   31.30    26.41      35.57     29.86     41.50     34.77     49.05     39.93
2002   27.00    24.58      29.90     26.26     28.89     23.89     29.15     23.92
2001   32.06    26.25      31.00     28.00     36.30     24.00     25.95     21.90

ITEM 8. - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        FIRSTFED FINANCIAL CORP. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except share data)

                                                        December 31,     December 31,
                                                           2005              2004
                                                       ------------      ------------
ASSETS

Cash and cash equivalents............................  $      93,192  $        68,343
Investment securities, available-for-sale (at
  fair value)(Notes 2 and 10)........................        294,017          250,586
Mortgage-backed securities, available-for-sale
  (at fair value) (Note 3  and 10)...................         74,254           97,059
Loans receivable, held-for-sale (fair value of.......
  $2,893)  (Note 4)..................................          2,873               --
Loans receivable, net of allowance for loan
  losses of $97,558 and $79,171 (Notes 4, 9, and 10).      9,678,260        6,837,945
Accrued interest and dividends receivable............         48,973           24,115
Real estate held for investment (Note 5).............              -              986
Office properties and equipment, net (Note 6)........         15,759           15,881
Investment in Federal Home Loan Bank (FHLB)
  stock, at cost (Notes 7, 9, and 10)................        205,696          143,425
Other assets.........................................         43,925           30,643
                                                         ------------    -------------
                                                       $  10,456,949  $     7,468,983
                                                         ============    =============

LIABILITIES

Deposits (Note 8)....................................  $   4,371,657  $     3,761,165
FHLB advances (Notes 7 and 9) .......................      4,155,500        3,004,600
Securities sold under agreements to repurchase
  (Note 10)..........................................      1,163,684          187,000
Senior debentures (Note 11)..........................        100,000               --
Accrued expenses and other liabilities...............         95,269           38,744
                                                        ------------    -------------
                                                           9,886,110        6,991,509
                                                        ------------    -------------

COMMITMENTS AND CONTINGENT LIABILITIES
 (Notes 1, 4, 6 and 14)

STOCKHOLDERS' EQUITY (Notes 13 and 14)

Common stock, par value $.01 per share;  Authorized  100,000,000 shares;  issued
  23,761,825 and 23,693,350 shares, outstanding
  16,567,229 and  16,498,754 shares..............                238              237
Additional paid-in capital.......................             44,147           40,977
Retained earnings................................            640,900          549,202
Unreleased shares to employee stock
  ownership plan ................................             (1,104)             (53)
Treasury stock, at cost, 7,194,596 shares........           (113,776)        (113,776)
Accumulated other comprehensive income, net of
  taxes..........................................                434              887
                                                        ------------     ------------
                                                             570,839          477,474
                                                        ------------     ------------
                                                       $  10,456,949  $     7,468,983
                                                        ============     ============


   The accompanying notes are in integral part of these consolidated financial statements.

                     FIRSTFED FINANCIAL CORP. AND SUBSIDIARY
                         CONSOLIDATED STATEMENTS OF INCOME
                    YEAR ENDED DECEMBER 31, 2005, 2004 AND 2003
                (Dollars in thousands, except per share data)

                                                            2005         2004         2003
                                                        -----------   ----------   ----------
Interest and dividend income:
   Interest on loans................................    $    450,276 $   247,892 $    224,779
   Interest on mortgage-backed securities...........           2,825       3,312        5,328
   Interest and dividends on investments............          16,556      11,518        5,774
                                                          -----------  ----------   ---------
      Total interest income.........................         469,657     262,722      235,881
                                                          -----------  ----------   ---------
Interest expense:
   Interest on deposits (Note 8)....................          97,857      42,159       39,104
   Interest on borrowings (Notes 9 and 10)..........         151,333      59,031       49,238
                                                          -----------  ----------   ---------
      Total interest expense........................         249,190     101,190       88,342
                                                          -----------  ----------   ---------

Net interest income.................................         220,467     161,532      147,539
   Provision for loan losses (Note 4)...............          19,750       3,000            -
                                                          -----------  ----------   ---------
Net interest income after provision for loan losses.         200,717     158,532      147,539
                                                          -----------  ----------   ---------

Non-interest income:
   Loan servicing and other fees....................          22,774       9,545        7,990
   Banking service fees.............................           5,804       5,639        5,095
   Gain on sale of loans............................             125       5,434        2,444
   Real estate operations, net (Note 5).............           2,013         308          780
   Other operating income...........................             499         370          432
                                                          -----------  ----------   ---------
      Total other income............................          31,215      21,296       16,741
                                                          -----------  ----------   ---------

Non-interest expense:
   Salaries and employee benefits (Note 14).........          45,061      40,907       33,484
   Occupancy (Note 6)...............................           9,726       8,691        8,171
   Advertising......................................             754         705          315
   Amortization of core deposit intangible                     1,995       1,995        1,995
   Federal deposit insurance........................             504         388          394
   Legal............................................           1,381       1,686        1,103
   Other operating expense..........................          14,060      12,000       10,127
                                                         -----------  ----------   ----------
      Total non-interest expense....................          73,481      66,372       55,589
                                                         -----------  ----------   ----------

Income before income taxes..........................         158,451     113,456      108,691
Income taxes (Note 12)..............................          66,753      47,614       44,216
                                                         -----------  ----------   ----------
Net income..........................................    $     91,698 $    65,842 $     64,475
                                                         ===========  ==========   ==========

Earnings per share: (Notes 13 and 16)
   Basic............................................    $       5.55 $      3.95 $       3.80
                                                         ===========  ==========   ==========
   Diluted..........................................    $       5.43 $      3.85 $       3.70
                                                         ===========  ==========   ==========

Weighted average shares outstanding:
   Basic............................................     16,518,300   16,679,927   16,986,725
                                                         ===========  ==========   ==========
   Diluted..........................................     16,887,951   17,090,227   17,407,459
                                                         ===========  ==========   ==========


  The accompanying notes are in integral part of these consolidated financial statements.

                                                       FIRSTFED FINANCIAL CORP. AND SUBSIDIARY
                                             CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                    YEARS  ENDED   DECEMBER  31,
                                                     2005,    2004    AND   2003
                                                     (Dollars   in    thousands,
                                                     except share data)




                                                                                              Accumulated
                                                      Retained      Unreleased                   Other
                                                      Earnings       Shares to               Comprehensive
                                        Additional  (Substantially     ESOP                  Income, Net of
                            Common        Paid-In     Restricted)    (Notes 13    Treasury   Taxes (Notes 2
                            Stock         Capital     (Note 13)       and 14)      Stock         and 3)         Total
                           ---------    ----------   ------------   ----------   ----------    -----------   ---------
Balance, December
31,  2002................  $     234    $  35,680    $   418,885    $   (597)    $ (84,762)    $    2,201    $ 371,641
Comprehensive income:
  Net income.............         --           --         64,475          --            --             --       64,475
   Change in net
     unrealized gain
     on securities
     available for
     sale, net of
     reclassification
     adjustment and
     tax effect..........         --           --             --          --            --         (1,110)      (1,110)
                                                                                                                -------
     Total
       comprehensive
       income............                                                                                       63,365
Exercise of employee
   stock options.........          1        1,828             --          --            --            --         1,829
Net decrease in
   unreleased shares
   to the ESOP...........         --           --             --         472            --            --           472
Benefit from stock
   option tax adjustment.         --          225             --          --            --            --           225
Common stock repurchased
  (33,800 shares)........         --           --             --          --          (965)           --          (965)
                             --------     -------       ---------    --------      --------    ---------        -------
Balance, December
31,  2003................        235       37,733        483,360        (125)      (85,727)       1,091        436,567
Comprehensive income:
  Net income.............         --           --         65,842          --            --           --         65,842
   Change in net
     unrealized gain
     on securities
     available for
     sale, net of
     reclassification
     adjustment and
     tax effect..........         --           --            --           --            --         (204)          (204)
                                                                                                                -------
     Total
       comprehensive
       income............                                                                                       65,638
Exercise of employee
   stock options.........          2         1,979           --            --           --           --          1,981
Net decrease in
   unreleased shares
   to the ESOP...........         --           (52)          --            72           --           --             20
Benefit from stock
   option tax
   adjustment............         --         1,317           --            --           --           --          1,317
Common stock repurchased
  (696,900 shares).......         --            --           --            --      (28,049)          --        (28,049)
                             -------      --------     ---------      --------     -------     ---------       --------
Balance, December
31,  2004................        237        40,977      549,202           (53)    (113,776)         887        477,474
Comprehensive income:
   Net income............         --            --       91,698            --           --           --         91,698
   Change in net
     unrealized gain
     on securities
     available for
     sale, net of
     reclassification
     adjustment and
     tax effect..........         --            --          --             --           --         (453)         (453)
                                                                                                                -------
     Total
       comprehensive
       income............         --            --          --             --           --            --         91,245
Exercise of employee
   stock options.........          1         1,193          --             --           --            --          1,194
Net increase in
   unreleased shares
   to the ESOP...........         --           146          --         (1,051)          --            --           (905)
Benefit from stock
   option tax
   adjustment............         --         1,831          --             --           --            --          1,831
                             --------      --------   ---------       --------     --------     ---------        -------
Balance, December
31, 2005.................  $     238     $  44,147  $   640,900      $ (1,104)    $ (113,77)    $     434     $ 570,839
                             =======      ========   ==========       ========      =======      =========      ========


   The accompanying notes are in integral part of these consolidated financial statements.

                    FIRSTFED FINANCIAL CORP.  AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                                 (In thousands)

                                                     2005       2004       2003
                                                  ---------   --------   ---------
   CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income..................................$    91,698 $    65,842 $    64,475
   Adjustments to reconcile net  income to
    net cash provided by operating activities:
     Net change in loans held-for-sale.......       (2,873)        492       1,801
     Depreciation and amortization...........        1,879       1,335       1,371
     Provision for loan losses...............       19,750       3,000          --
      Amortization of fees and
      premiums/discounts.....................       46,593      14,215       2,009
     (Increase) decrease in interest income
     accrued in excess
       of borrower payments..................      (57,136)     (1,545)      3,861
     Gain on real estate held for investment.       (2,245)         --         (68)
     Gain on sale of loans...................         (125)     (5,434)     (2,444)
     Decrease in servicing asset.............           20         105         240
     FHLB stock dividends....................       (6,555)     (3,863)     (3,260)
     Change in deferred taxes................      (14,148)     (8,430)     (1,762)
     Increase (decrease) in interest and
      dividends receivable...................      (24,858)     (7,174)        811
     Increase (decrease) in interest payable.       45,275       7,356      (3,298)
     Amortization of core deposit intangible
      asset..................................        1,995       1,995       1,995
     (Increase) decrease in other assets.....       13,082       8,932        (945)
     Increase (decrease) in accrued expenses
      and other liabilities..................        6,133      (6,817)      4,942
                                                  ---------   --------    ---------
      Total adjustments......................       26,787       4,167       5,253
                                                  ---------   --------    ---------
      Net cash provided by operating activities    118,485      70,009      69,728
                                                  ---------   --------    ---------

   CASH FLOWS FROM INVESTING ACTIVITIES:
     Loans made to clients and principal
      collections on loans ..................   (2,780,889) (2,428,998)   (593,766)
     Loans purchased.........................         (132)       (422)       (500)
     Net change in unearned loan fees........      (79,651)    (49,314)    (13,758)
     Proceeds from sales of real estate owned        2,887       1,324         884
     Purchase of real estate held for
      investment.............................       (1,869)       (986)     (1,889)
     Proceeds from maturities and principal
      reductions on investment securities,
      available-for-sale.....................      123,843      64,379     134,037
     Principal reductions on mortgage-backed
      securities, available-for-sale.........       22,266      37,178      64,330
     Purchases of investment securities,
      available-for-sale.....................     (167,930)   (198,494)   (148,847)
     Redemptions purchases of FHLB stock, net      (55,716)    (51,787)     (5,787)
     Purchases of premises and equipment.....       (1,757)     (6,648)     (1,597)
                                                  ---------   --------    ---------
      Net cash used in investing activities..   (2,938,948) (2,633,768)   (566,893)
                                                  ---------   --------    ---------

   CASH FLOWS FROM FINANCING ACTIVITIES:
     Net increase in deposits................       610,492   1,222,767     11,372
     Net increase in short term borrowings...     2,407,584   1,586,978    622,349
     Net decrease in long term borrowings....      (180,000)   (212,000)  (128,000)
     Purchases of treasury stock.............             -     (28,049)      (965)
     Net increase in advance payments by
      borrowers for taxes and insurance......        2,474        3,254        802
     Other...................................        4,762        4,834        726
                                                  ---------  ----------   ---------
      Net cash provided by financing activities   2,845,312   2,577,784    506,284
                                                  ---------  ----------   ---------

     Net increase in cash and cash equivalents      24,849       14,025      9,119
      Cash and cash equivalents at beginning of
      period.................................       68,343       54,318     45,199
                                                  ---------  ----------   ---------
     Cash and cash equivalents at end of period$    93,192 $     68,343   $  54,318
                                                  =========  ==========    ========


   The accompanying notes are in integral part of these consolidated financial statements.

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

 Principles of Consolidation and Nature of Operations

      The consolidated financial statements include the accounts of the Company and its subsidiary, the Bank. The Bank maintains 30 retail banking offices in Southern California and 6 lending offices in both Southern and Northern California. The Bank's primary business consists of attracting deposits and wholesale borrowings and using those funds to originate loans secured by mortgages on real estate, consumer loans and business loans. All inter-company balances and transactions have been eliminated in consolidation. Certain items in the 2003 and 2004 consolidated financial statements have been reclassified to conform to the 2005 presentation.

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

Risks Associated with Financial Instruments

      The credit risk of a financial instrument is the possibility that a loss may result from the failure of another party to perform in accordance with the terms of the contract. The most significant credit risk associated with the Bank's financial instruments is concentrated in its loans receivable. Additionally, the Bank is subject to credit risk on certain loans sold with recourse. The Bank has established a system for monitoring the level of credit risk in the loan portfolio and for loans sold with recourse.

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

                    FIRSTFED FINANCIAL CORP. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies (continued)

 Interest Rate Risk

      Financial instruments are subject to interest rate risk to the extent that they re-price on a frequency, degree or basis that varies from market pricing. Interest rate risk occurs to the degree that interest-earning assets re-price on a different frequency or schedule than interest-bearing liabilities. The loan portfolio tends to lag market interest rates by 60 to 90 days. The Bank closely monitors the pricing sensitivity of our financial instruments.

 Concentrations of Credit Risk

      Concentrations of credit risk would exist for groups of borrowers when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. The ability of the Bank's borrowers to repay their commitments is contingent on several factors, including the economic condition in the borrowers' geographic area and the individual financial condition of the borrowers. The Company generally requires collateral or other security to support borrower commitments on loans receivable. This collateral may take several forms. Generally, on our mortgage loans, the collateral will be the underlying mortgaged property. The Bank's lending activities are concentrated in California. The Bank does not have significant exposure to any individual client.

      The Bank's primary product consists of adjustable rate loans secured by residential real estate. An increasing portion of the Bank's interest income results from interest accrued in excess of borrower payments (negative amortization). These loans, in large part, permit negative amortization up to a certain defined level, and the payment on such loans adjusts periodically in accordance with the terms of the loan documents. In the event of an economic downturn, which may result in loss of income to borrowers, borrowers may be unable to make higher payments that may result from such adjustments. Additionally, a downturn affecting the market value of the collateral for the Bank's loans combined with a larger principal balance that can result from a negatively amortizing loan, may result in a loss of adequate security for such loans. The confluence of these economic conditions could have a significant effect on the Bank's net income.

 Securities Purchased under Agreements to Resell

      The Bank invests in securities purchased under agreements to resell ("repurchase agreements"). The Bank obtains collateral for these agreements, which normally consists of U.S. treasury securities or mortgage-backed securities guaranteed by agencies of the U.S. government. The collateral is held in the custody of a trustee, who is not a party to the transaction. The duration of these agreements is typically 1 to 30 days. The Bank deals only with nationally recognized investment banking firms as the counterparties to these agreements. The Company's investment in repurchase agreements consists solely of securities purchased under agreements to resell identical securities.

 Investments and Mortgage-Backed Securities

      Investment securities principally consist of U.S. Treasury and agency securities, collateralized mortgage obligations and mortgage-backed securities. Mortgage-backed securities are created when the Bank exchanges pools of our own loans for mortgage-backed securities.

      The Bank classifies all of its investments and mortgage-backed securities as "available-for-sale" based upon a determination that such securities might be sold at a future date or that there may be foreseeable circumstances under which the Bank would sell such securities.

      Securities designated as available-for-sale are recorded at fair value. Changes in the fair value of such securities available-for-sale are included in stockholders equity as unrealized gains (losses) on securities available-for-sale, net of taxes. Unrealized losses on available-for-sale securities, reflecting a decline in value judged to be other than temporary are charged to income in the Consolidated Statements of Income. Unrealized gains or losses on available-for-sale securities are computed on a specific identification basis. Premiums and discounts on investment securities available for sale are amortized utilizing the interest method over the contractual term of the assets. Interest income on securities is accrued on the unpaid principal balance.

      The Bank did not hold any trading securities at December 31, 2005 or 2004.

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

Loans Held-for-Sale

      Loans that may foresee-ably be sold prior to maturity are classified as held-for-sale. These loans are carried at the lower of carrying value or fair value on an aggregate basis by type of asset. For loans, fair value is calculated on an aggregate basis as determined by current market investor yield requirements.

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

      When a loan is considered impaired, the Bank measures impairment based on the present value of expected future cash flows (over a period not to exceed 5 years) discounted at the loan's effective interest rate. However, if the loan is "collateral-dependent" or a probable foreclosure, impairment is measured based on the fair value of the collateral. When the measure of an impaired loan is less than the recorded investment in the loan, the Bank records an impairment allowance equal to the excess of our recorded investment in the loan over its measured value.

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

Allowances for Loan Losses

      The Bank maintains a general valuation allowance for loan losses due to the inherent risks in the loan portfolio that have yet to be specifically identified. The Bank's loan portfolio is stratified based on factors affecting the perceived level and concentration of risk, such as type of collateral, level of loan documentation, the borrowers credit rating, year of origination, original loan-to-value ratio, geographic location, trends and delinquencies.

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

      Based on this methodology, the Bank recorded $19,750,000 and $3,000,000 in provision for loan losses during 2005 and 2004, respectively. The Bank did not record a loan loss provision during 2003.

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

                    FIRSTFED FINANCIAL CORP. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies (continued)

      The Bank attempts to mitigate the inherent risk of making reduced documentation loans by evaluating the other credit characteristics of the loans, such as the creditworthiness of the borrower and the loan to value ratio based on the collateral's appraised value at the origination date. One measure of the creditworthiness of the borrower is the borrower's FICO score, a standardized credit scoring system developed by Fair Isaac Corporation.

      General allowances are provided for all loans, regardless of any specific allowances provided. The determination of the Bank's general allowance for loan losses is based on estimates that are affected by changes in the regional or national economy and market conditions. Management believes, based on economic and market conditions, that the general allowance for loan losses is adequate as of December 31, 2005 and 2004. Should there be an economic or market downturn or if market interest rates increase significantly, a material increase in the level of loan defaults and charge-offs could result.

      The Bank establishes a specific reserve to charge-off assets with identified weaknesses that render all or part of the asset uncollectible.

Loan Origination Fees and Costs

      Loan origination fees and certain direct loan origination costs are deferred and recognized over the lives of the related loans as an adjustment of loan yields using the interest method. Loan origination costs for residential loans obtained from wholesale loan brokers will generally include fees paid to those brokers, resulting in loan origination costs exceeding loan fees received. These excess loan origination costs are amortized as an adjustment of loan yield based on the expected lives of the related loans, including an estimate of the prepayment speeds on the portfolio. When a loan is repaid or sold, any unamortized net deferred fee balance is included in the statement of income.

 Gain or Loss on Sale of Loans

      Mortgage loans are primarily sold on a servicing released basis and cash gains or losses are recognized immediately in the Statements of Income. The Bank has previously sold mortgage loans and loan participations on a servicing retained basis with yield rates to the buyer based upon the current market rates which may differ from the contractual rate earned on the loans sold. Under GAAP, servicing assets or liabilities and other retained interests are required to be recorded as an allocation of the carrying amount of the loans sold based on the estimated relative fair values of the loans sold and any retained interests, less liabilities incurred. Servicing assets are evaluated for impairment based on the asset's fair value. The Bank estimates fair values by discounting servicing assets cash flows using discount and prepayment rates that the Bank believes market participants would use. Servicing assets arising from the sale of loans are included in other assets and were $172,000 and $192,000 at December 31, 2005 and 2004, respectively. No additional servicing assets were originated in 2005, 2004 or 2003. There was no impairment of the Bank's servicing assets during 2005, 2004, and 2003.

Core Deposit Intangible

      Loans, deposits and other assets and liabilities assumed in connection with acquisitions are accounted for under the purchase method of accounting. Assets and liabilities are recorded at their fair values as of the date of the acquisition and the excess cost over fair values of the assets and liabilities is classified as a core deposit intangible asset. The Company amortizes intangible assets on a straight-line basis over their estimated useful lives, which is seven years. The balance of core deposit intangible at December 31, 2005 was $3,338,000. There was no impairment of the Company's core deposit intangible at December 31, 2005.

      The  following  is a  projection  of  estimated  amortization  of the core deposit intangible for the years ended December 31, (in thousands):
                        2006.......................$   2,005
                        2007........................     889
                        2008........................     444
                                                     --------
                                                   $   3,338
                                                     ========

Real Estate

      Real estate acquired in settlement of loans ("REO") consists of property acquired through foreclosure proceedings or by deed in lieu of foreclosure. Generally, all loans greater than 60 days delinquent are placed into foreclosure and, if necessary, a valuation allowance is established. The Bank acquires title to the property in most foreclosure actions that are not reinstated by the borrower. Once real estate is acquired in settlement of a loan, the property is recorded as REO at the lower of carrying value or fair market value, less estimated selling costs. Fair value is determined by an appraisal obtained at foreclosure. The REO balance is adjusted for any subsequent declines in fair value through a valuation allowance. The Bank may also acquire real estate in settlement of judgments. These properties are also recorded at the lower of carrying value or fair value.

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

Securities Sold Under Agreements to Repurchase

      The Company enters into sales of securities under agreements to repurchase ("reverse repurchase agreements"). Reverse repurchase agreements are treated as financing arrangements and, accordingly, the obligations to repurchase the securities sold are reflected as liabilities in the consolidated financial statements. The loans, mortgage-backed securities and investments collateralizing reverse repurchase agreements are delivered to several major brokerage firms who arrange the transactions. The assets collateralizing reverse repurchase agreements are reflected in the Company's consolidated financial statements. The brokerage firms may loan such securities to other parties in the normal course of their operations and agree to return the identical securities to the Company at the maturity of the agreements.

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

Stock Option Plans

      The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including SFAS Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, issued in March 2000, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123 Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123.

      SFAS No. 123R, Share-Based Payment, requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period which an employee is required to provide service in exchange for the award, the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met; those conditions are much the same as the related conditions in SFAS 123R. The statement is in effect for the Company on January 1, 2006. The Company expects the implementation of FAS 123R to be immaterial to the financial statements.

It is our policy that shares issued upon the exercise of stock options come from authorized, but previously un-issued shares.

                    FIRSTFED FINANCIAL CORP. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies (continued)

      The  following  table   illustrates  the  effect  on  net  income  if  the
fair-value-based method had been applied to all outstanding and unvested awards in each period:

                                             Year Ended December 31,
                                         ---------------------------------
                                            2005        2004        2003
                                         ---------   ---------   ---------
                                        (In thousands, except per share
                                                     data)
  Net income as reported...........   $   91,698  $   65,842  $   64,475

  Deduction:
    Total stock-based compensation
   expense determined under the
   fair-value-based method for all        (1,137)       (740)       (606)
   rewards, net of tax.............
                                         ---------   ---------   ---------
    Pro forma net income...........   $   90,561  $   65,102  $   63,869
                                         =========   =========   =========

  Earnings per share:
  Basic:
    As reported....................   $     5.55  $     3.95  $     3.80
    Pro forma......................   $     5.48  $     3.90  $     3.76

  Diluted:
    As reported....................   $     5.43  $     3.85  $     3.70
    Pro forma......................   $     5.38  $     3.82  $     3.68

      The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2005, 2004 and 2003, respectively: no dividend yield in any year; expected volatility of 31%, 32% and 34%; risk free interest rates of 4.2%, 4.2% and 3.8%; and expected average lives of 5.5 years for 2005 and 5.5 years for 2004 and 6 years for 2003. The weighted-average fair values of options granted during the year are $19.48, $15.82, and $11.31 for 2005, 2004, and 2003, respectively. The Company has elected to recognize forfeitures in the year they occur.

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

Earnings per common share have been computed based on the following:

                                             Year Ended December 31,
                                         ---------------------------------
                                            2005        2004        2003
                                         ---------   ---------   ---------
                                       (In thousands, except share data)
  Net income.......................   $    91,698 $    65,842 $    64,475
                                         =========   =========   =========

  Average number of common shares
   outstanding.....................    16,518,300  16,679,927  16,986,725
  Effect of dilutive options.......       369,651     410,300     420,734
                                        ---------   ---------   ---------
   Average number of common shares
   outstanding used to calculate
   diluted earnings per common share   16,887,951  17,090,227  17,407,459
                                       ==========  ==========  ==========

      There were no anti-dilutive shares excluded from the weighted average shares outstanding calculation during 2005, 2004 or 2003.

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

                    FIRSTFED FINANCIAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies (continued)

Segment Information and Disclosures

      GAAP establishes standards to report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim reports to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major clients. The Company manages its business as one segment.

Derivative Instruments

      The Company accounts for derivative instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities as amended. A derivative is considered either an asset or liability in the balance sheets and measured at fair value. If a derivative is designated as a hedging instrument the changes in fair value of the derivative are either (a) recognized in income in the period of change together with the offsetting gain or loss on the hedged item or (b) reported as a component of other comprehensive income and subsequently reclassified into income when the hedged risk affects income. For a derivative not designated as a hedging instrument, changes in fair value are recognized in income in the period of change. As of December 31, 2005, the Company had no commitments to originate loans held for sale, and had no loan sale commitments that would qualify as derivatives under SFAS No. 133.

Litigation

      The Company is engaged in various legal actions incident to the nature of its business. Management is of the opinion that none of the litigation will have a material effect on the Company's Consolidated Balance Sheets and Statements of Income.

Recent Accounting Pronouncements

      In May  2005,  SFAS  Statement  No.  154,  Accounting  Changes  and  Error
Corrections, was issued. This statement replaces APB Opinion No. 20 Accounting Changes, and SFAS Statement No. 3 Reporting Changes in Interim Financial Statements, and changes the requirement for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transitions provisions, those provisions should be followed.

      In April 2005, the effective date for compliance for SFAS Statement No. 123 (revised) was amended, so that each registrant will have to be in compliance on the first interim or annual period after December 15, 2005.

      In December 2004, Statement of Financial Accounting Standards (SFAS) No. 123 (revised), Share-Based Payment ("FAS 123R"), was issued and then amended in April of 2005. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period which an employee is required to provide service in exchange for the award, the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met; those conditions are much the same as the related conditions in SFAS 123R.

      A public entity will initially measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value; the fair value of that award will be re-measured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless) observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. The statement is in effect for the Company on January 1, 2006. The Company expects the implementation of FAS 123R to be immaterial to the financial statements.

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

                    FIRSTFED FINANCIAL CORP. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2) Investment Securities

      There were no agreements to resell securities as of December 31, 2005 or December 31, 2004.

Investment securities, available-for-sale, are recorded at fair value and summarized below for the periods indicated:

                                          At December 31, 2005
                                 ----------------------------------------
                                              Gross     Gross
                                 Historical Unrealized Unrealized  Fair
                                     Cost     Gains     Losses     Value
                                  --------  --------  ---------  --------
                                                (In thousands)
Collateralized Mortgage          $ 293,453 $     846 $    (282) $ 294,017
Obligations...................... ========  ========  =========  ========

                                           At December 31, 2004
                                  ---------------------------------------
                                              Gross      Gross
                                 Historical Unrealized Unrealized   Fair
                                    Cost      Gains      Losses     Value
                                ----------  ---------- ---------  -------
                                                (In thousands)
Collateralized Mortgage          $ 249,781 $   1,121 $    (316) $ 250,586
Obligations...................... ========  ========  =========  ========

      Collateralized Mortgage Obligations at December 31, 2005 all have contractual maturities greater than 10 years and have expected maturities within five years. There were no sales of investment securities during 2005, 2004 or 2003. Accrued interest on investments was $1,231,000 and $739,000 at December 31, 2005 and 2004, respectively.

(3) Mortgage-backed Securities

      Mortgage-backed  securities,   available-for-sale,  all  have  contractual
maturities greater than 10 years and are summarized below at the dates indicated:

                                            At December 31, 2005
                                 ------------------------------------------
                                              Gross       Gross
                                Historical  Unrealized  Unrealized    Fair
                                  Cost        Gains       Losses     Value
                                ---------   ----------   --------- --------
                                               (In thousands)
Fannie Mae....................$   4,661 $        12  $         -  $  4,673
FHLMC..........................  69,407         174            -    69,581
                                 -------   ----------   ----------  -------
                              $  74,068 $       186  $         -  $ 74,254
                                 =======   ==========   ==========  =======


                                            At December 31, 2004
                                 ------------------------------------------
                                              Gross       Gross
                               Historical  Unrealized   Unrealized    Fair
                                  Cost        Gains       Losses     Value
                               ----------  ----------   ----------  -------
                                               (In thousands)
Fannie Mae....................$   5,752 $        43  $         -  $  5,795
FHLMC..........................  90,582         682            -    91,264
                                 -------   ----------   ----------  -------
                              $  96,334 $       725  $         -  $ 97,059
                                 =======   ==========   ==========  =======

      Accrued  interest   receivable  related  to   mortgage-backed   securities
outstanding at December 31, 2005 and 2004 totaled $480,000 and $478,000, respectively.

                    FIRSTFED FINANCIAL CORP. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4) Loans Receivable

The following is a summary of loans receivable at the periods indicated:

                                                At December 31,
                                             ---------------------
                                                2005       2004
                                             ---------  ----------
                                                (In thousands)
Real estate loans:
  First trust deed residential loans:
     One-to-four units ................   $  7,361,476 $4,585,962
     Five or more units .............        1,942,021  1,825,564
                                             ---------  ----------
     Residential loans ................      9,303,497  6,411,526
  Other real estate loans:
     Commercial and industrial ........        257,560    324,805
     Construction .....................          4,910     20,902
     Land .............................             --         --
     Second trust deeds ...............          6,505      5,466
                                             ---------  ----------
  Real estate loans ...................      9,572,472  6,762,699
Non-real estate loans:
  Deposit accounts  ...................            595        491
  Commercial business loans  ..........         80,186     58,869
  Consumer  ...........................         57,399     60,677
                                             ---------  ----------
     Loans receivable .................      9,710,652  6,882,736
Less:
  General loan valuation allowance  ...         97,558     78,675
  Valuation allowances for impaired loans           --        496
  Deferred loan origination (costs) fees       (68,039)   (34,380)
                                             ---------  ----------
     Subtotal .........................      9,681,133  6,837,945
Less:
   Loans held-for-sale.................          2,873         --
                                             ---------  ----------
Loans receivable, net..................   $  9,678,260 $6,837,945
                                             =========  ==========

      At December 31, 2005 and 2004, negative amortization on all loans totaled $62,622,000 and $5,484,000, respectively. The portfolio of single family loans with a one-year fixed payment was $4,630,320,000 at December 31, 2005, and $2,947,446,000 as of December 31, 2004. The portfolio of single family loans with a three-to-five year fixed payments was $2,693,273,000 as of December 31, 2005, and $1,601,856,000 as of December 31, 2004.

      During 2005 the Bank created $1,289,659,000 in mortgage-backed securities with loans from its multi-family loan portfolio for use in collateralized borrowing arrangements. Because the Bank retained full recourse on the loans, the mortgage-backed securities continue to be accounted for as loans receivable in the accompanying consolidated balance sheet. There were no mortgage-backed securities created with loans originated by the Bank in 2004 or 2003. There were no sales of mortgage-backed securities during 2005, 2004 or 2003.

      The Bank had adjustable loans totaling $9,302,600,000 and $6,252,617,000 at December 31, 2005 and 2004, respectively.

      The Bank had outstanding commitments to fund $599,433,000 and $681,320,000 in real estate loans at December 31, 2005 and December 31, 2004, respectively. All of these loans had variable interest rates. The Bank had outstanding commitments to sell real estate loans of $2,873,000 at December 31, 2005. There were no outstanding commitments to sell real estate loans at December 31, 2004.

      The Bank had undisbursed commercial and construction loan funds totaling $62,544,000 at December 31, 2005 and $76,884,000 at December 31, 2004.
Undisbursed consumer loan funds totaled $136,219,000 and $141,862,000 at December 31, 2005 and December 31, 2004, respectively.

      Accrued interest receivable related to loans outstanding at December 31, 2005 and 2004 totaled $44,839,000 and $21,502,000, respectively.

      Loans delinquent greater than 90 days or in foreclosure were $4,966,000 and $4,985,000 at December 31, 2005 and 2004, respectively, and the related allowance for delinquent interest was $147,000 and $256,000, respectively.

                    FIRSTFED FINANCIAL CORP. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4) Loans Receivable (continued)

      Loans made to directors and executive officers (senior vice presidents and above) totaled $4,043,000 and $4,435,000 at December 31, 2005 and 2004,
respectively.

      See Note 9 for loans that were pledged as security for borrowings as of December 31, 2005.

      The following is a summary of the activity in the general loan valuation allowance and the valuation allowance for impaired loans for the periods indicated:


                                                            Valuation
                                                            Allowance
                                                General     for
                                                Valuation   Impaired
                                                Allowance    Loans       Total
                                                --------    --------    --------
                                                        (In thousands)
Balance at December 31, 2002..............   $    75,223 $      496  $   75,719
  Transfers...............................          (103)        --        (103)
  Charge-offs.............................           118         --         118
                                                --------    --------    --------
  Recoveries..............................        75,238        496      75,734
Balance at December 31, 2003..............         3,000         --       3,000
  Charge-offs.............................           (19)        --         (19)
  Recoveries..............................           456         --         456
                                                --------    --------    --------
Balance at December 31, 2004..............        78,675        496      79,171
  Provision for loan losses...............        18,650      1,100      19,750
  Charge-offs.............................          (168)    (1,596)     (1,764)
  Recoveries..............................           401         --         401
                                                --------    --------    --------
Balance at December 31, 2005..............   $    97,558 $       --  $   97,558
                                                ========    ========    ========

      Loans serviced for others totaled $89,074,000 and $102,546,000 at December 31, 2005 and 2004, respectively.

      The Bank has certain loans that were sold with recourse. These loans totaled $59,856,000 and $76,338,000 at December 31, 2005 and 2004, respectively. The maximum potential recourse liability associated with loans sold with recourse was $16,197,000 and $18,320,000 at December 31, 2005 and December 31, 2004, respectively. Because no additional losses are expected on these loans, the repurchase liability associated with these loans was eliminated during 2004.

      The following is a summary of impaired loans, net of valuation allowances or impairment, at the dates indicated:

                                                       At December 31,
                                                  -----------------------
                                                   2005            2004
                                                  --------        -------
                                                       (In thousands)
                 Single family................  $   1,663       $   1,360
                 Commercial...................      1,364              --
                                                  --------        -------
                 Total non-accrual loans......  $   3,027       $   1,360
                                                  ========        =======



      The Bank considers a loan impaired when management believes that it is probable that the Bank will not be able to collect all amounts due under the contractual terms of the loan. Estimated impairment losses are recorded as separate valuation allowances and may be subsequently adjusted based upon changes in the measurement of impairment. Impaired loans, disclosed net of valuation allowances, include non-accrual major loans (commercial business loans with an outstanding principal amount greater than or equal to $500,000, single family loans greater than or equal to $1,000,000 and income property loans with an outstanding principal amount greater than or equal to $1,500,000), modified loans, and major loans less than 90 days delinquent in which full payment of principal and interest is not expected to be received.

                    FIRSTFED FINANCIAL CORP. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4) Loans Receivable (continued)

      As of December 31, 2005, the Bank's total recorded investment in impaired loans identified in accordance with SFAS 114 was $3,027,000. There were no impairment allowances attributable to such loans. As of December 31, 2004, the total recorded investment in impaired loans was $1,360,000 (net of $496,000 of impairment allowances).

      The following is a summary of information pertaining to impaired and non-accrual loans:

                                                                      At December 31,
                                                                  -----------------------
                                                                     2005         2004
                                                                  ----------    ---------
                                                                       (In thousands)
Impaired loans without a valuation allowance..................... $     3,027   $     1,360
Impaired loans with a valuation allowance........................ $        --   $       496
Valuation allowance related to impaired loans.................... $        --   $       496

Total non-accrual loans.......................................... $     4,966   $     4,985




                                                                            Year Ended December 31,
                                                                        ----------------------------------
                                                                           2005         2004       2003
                                                                        ---------    ---------   ---------
                                                    (In thousands)
  Average investment in impaired loans.............................     $   2,649   $   1,467    $   4,327
  Interest income recognized on impaired loans.....................     $     174   $      16    $     226
  Interest income recognized on a cash
   basis on impaired loans.........................................     $     166   $      22    $     215

      There were no commitments to lend additional funds to borrowers whose loan terms had been modified for any of these periods.


(5) Real Estate

      The Bank owned no real estate as of December 31, 2005. The Bank owned $986,000 in real estate held for investment as of December 31, 2004. These properties were acquired from borrowers in settlement of judgments.

      The following table summarizes real estate operations, net:
                                                                           For the Year Ended December
                                                                                        31,
                                                                        --------------------------------
                                                                          2005         2004       2003
                                                                        --------     --------   --------
                                                                                  (In thousands)
Net income from operations:
  Gain on sale of REO and real estate held for investment..........     $   2,245   $    496    $    884
  Other REO operations.............................................          (232)      (188)      (104)
                                                                        ---------   ---------   --------
     Real estate operations, net ..................................     $   2,013   $    308    $    780
                                                                         ========    ========    =======

      No real estate was acquired in settlement of loans during 2005 and 2004. The Bank acquired real estate totaling $1,582,000 in settlement of loans during 2003.

                    FIRSTFED FINANCIAL CORP. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6) Office Properties, Equipment and Lease Commitments

      Office properties and equipment, at cost, less accumulated depreciation and amortization, are summarized as follows:

                                                     At December 31,
                                                   -----------------------
                                                     2005           2004
                                                   --------       --------
                                                     (In thousands)
Land..........................................   $   6,713      $    6,713
Office buildings..............................       6,642           6,568
Furniture, fixtures and equipment.............      18,428          17,195
Leasehold improvements........................       9,044           9,102
Other.........................................         855             646
                                                   --------       --------
                                                    41,682          40,224
Less accumulated depreciation and amortization      25,923          24,343
                                                   --------       --------
                                                 $  15,759      $   15,881
                                                   ========       ========

      The Bank is obligated under non-cancelable operating leases for periods ranging from five to thirty years. The leases are for certain of the Bank's office facilities. Approximately half of the leases for office facilities contain five and ten year renewal options. Minimum rental commitments at December 31, 2005 under all non-cancelable leases are as follows (in thousands):

2006.......................     $   4,781
2007........................        4,434
2008........................        3,095
2009........................          694
2010........................          410
Thereafter..................       13,619
                                  -------
                                $  27,033
                                  =======

      Rent expense under these leases was $5,148,000, $4,836,000 and $4,690,000 for 2005, 2004 and 2003, respectively. Certain leases require the Bank to pay property taxes and insurance. Additionally, certain leases have rent escalation clauses based on specified indices.

(7) Federal Home Loan Bank Stock

      The Bank's investment in FHLB stock at December 31, 2005 and 2004 was $205,696,000 and $143,425,000, respectively. The FHLB provides a central credit facility for member institutions. As a member of the FHLB system, the Bank is required to own capital stock in the FHLB in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid home loans, home purchase contracts and similar obligations at the end of each calendar year, assuming for such purposes that at least 30% of its assets were home mortgage loans, or 4.7% of its advances (borrowings) from the FHLB. The Bank was in compliance with this requirement at December 31, 2005. The Bank's investment in FHLB stock was pledged as collateral for advances from the FHLB at December 31, 2005 and 2004. The fair value of the Bank's FHLB stock approximates book value due to the Bank's ability to redeem such stock with the FHLB at par value. During 2004, the FHLB amended the redemption policy requiring 5 years written notice to redeem stock effective 2005. Accrued dividends on FHLB stock totaled $2,223,000 and $1,310,000 at December 31, 2005 and December 31, 2004,
respectively.

                    FIRSTFED FINANCIAL CORP. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8) Deposits

      Deposit account balances are summarized as follows:

                                                   At December 31,
                                           ---------------  ---------------
                                                2005             2004
                                           --------  -----  ---------  ----
                                            Amount     %      Amount     %
                                           --------  -----  ---------  ----
                                                (Dollars in thousands)
Variable rate non-term accounts:
Money market deposit accounts (weighted
   average rate of  2.80% and 1.61%).   $   886,592   20  $ 1,328,230   35%
Interest-bearing checking accounts
   (weighted average rate of 0.22% and      299,796    7     279,912     8
   0.23%)............................
Passbook accounts (weighted average rate
   of 1.00%                                 115,380    3     121,355     3
      and 1.00%).....................
Non-interest bearing checking accounts      290,925    7     276,438     7
                                           --------  -----  ---------  ----
                                           1,592,693  37    2,005,935   53
                                           --------  -----  ---------  ----
Fixed-rate term certificate accounts:
Under six-month term (weighted average
   rate of 3.79% and 2.06%)..........       278,621    6     373,907    10
Six-month term (weighted average rate of
   3.65% and 1.96%)..................      1,305,715  30     359,871    10
Nine-month term (weighted average rate
   of 4.00% and 2.27%)...............       532,271   12     526,587    14
One year to 18-month term (weighted
   average rate of 3.99% and 1.84%)..       383,776    9     193,038     5
Two year to 30-month term (weighted
   average rate of 2.85% and 2.40%)..        43,285    1      52,441     1
Over 30-month term (weighted average
   rate of 3.42% and 3.71%)..........        88,468    2     133,402     4
Negotiable certificates of $100,000 and
   greater, 30 day to one year terms
   (weighted average rate of   3.67% and    146,828    3     115,984     3
   1.97%)............................
                                           --------  -----  ---------  ----
                                           2,778,964  63    1,755,230   47
                                           --------  -----  ---------  ----

Total deposits (weighted average rate of
   3.00% and 1.65%)..................   $  4,371,657 100% $ 3,761,165  100%
                                           ========  =====  =========  ====

      Certificates of deposit, placed through four major national brokerage firms, totaled $1,675,555,000 and $1,192,657,000 at December 31, 2005 and 2004,
respectively.

      Cash payments for interest on deposits (including interest credited) totaled $80,294,000, $35,308,000 and $42,108,000 during 2005, 2004 and 2003, respectively. Accrued interest on deposits at December 31, 2005 and 2004 totaled $25,310,000 and $7,746,000, respectively, and is included in accrued expenses and other liabilities in the accompanying Consolidated Balance Sheets.

                    FIRSTFED FINANCIAL CORP. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8) Deposits (continued)

      The following table indicates the maturities and weighted average interest rates of the Bank's deposits:


                          Non-Term                                                There-
                          Accounts          2006            2007         2008      after      Total
                        ------------    ------------     ----------   ---------  --------  -----------
                                           (Dollars in thousands)
Deposits at
  December 31, 2005.... $  1,592,693    $  2,693,932    $  48,462    $  23,039  $  13,531 $ 4,371,657
Weighted average
  Interest rates.......         1.67%           3.76%        3.79%        3.67%      3.83%       3.00%


      Interest expense on deposits is summarized as follows:
                                                    For the Year Ended December 31,
                                                    -------------------------------
                                                      2005        2004      2003
                                                    ---------  ---------   --------
                                                          (In thousands)
Passbook accounts..............................  $    1,205  $   1,287  $    1,370
Money market deposits and interest-bearing
checking accounts..............................      22,585     20,953      21,920
Certificate accounts...........................      74,067     19,919      15,814
                                                    ---------  ---------   --------
                                                 $   97,857  $  42,159  $   39,104
                                                    =========  =========   ========


(9) Federal Home Loan Bank Advances

      FHLB advances consist of the following at December 31:
                                                           2005            2004
                                                        ---------       ----------
                                                                  (In thousands)
    Advances from the FHLB of San Francisco with a
    weighted average interest rate of 4.19% and 2.59%,
    respectively, secured by FHLB stock and certain
    real estate loans with unpaid principal balances of
    approximately $8,200,000,000 at December 31, 2005,
    advances mature through 2010................        $4,155,500      $3,004,600
                                                        ==========      ==========


      At December 31, 2005 and 2004, accrued interest payable on FHLB advances totaled $14,129,000 and $213,000, respectively, which is included in accrued expenses and other liabilities in the accompanying Consolidated Balance Sheets.

      The Bank has a credit facility with the FHLB (advances and lines of credit) which allow borrowings up to 60% of the Bank's assets, as computed for regulatory purposes, or approximately $6,300,000,000 at December 31, 2005, with terms up to 30 years.

      The following is a summary of FHLB advance maturities at December 31, 2005 (in thousands):

                         2006......................     $ 4,035,500
                         2007.......................         85,000
                         2008.......................         10,000
                         2009.......................          5,000
                         2010.......................         20,000
                                                           --------
                                                        $ 4,155,500
                                                          =========

                    FIRSTFED FINANCIAL CORP. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9) Federal Home Loan Bank Advances (continued)

      Cash payments for interest on borrowings (including reverse repurchase agreements and senior debenture - see Note 10 and 11) totaled $122,075,000, $58,248,000 and $49,393,000 during 2005, 2004 and 2003, respectively.

      Interest expense on borrowings is comprised of the following for the years indicated:

                                               For the Year Ended December 31,
                                               ------------------------------
                                                 2005       2004      2003
                                               --------   --------   --------
                                                     (In thousands)
FHLB advances............................   $  114,780 $   56,789 $   47,299
Reverse repurchase agreements............       35,006      1,964      1,800
Other....................................        1,547        278        139
                                               --------   --------   --------
                                            $  151,333 $   59,031 $   49,238
                                               ========   ========   ========

      Other interest expense in 2005, 2004, and 2003 includes accruals and reversals of accrued interest due to the Internal Revenue Service and Franchise Tax Board. See Note 12.


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

      In January of 2005, the Bank completed a loan securitization with Fannie Mae in which $1,289,659,000 in multi-family loans from the Bank's loan portfolio were formed into mortgage-backed securities. Because the Bank retained full recourse on the securitized loans, the mortgage-backed securities continue to be accounted for as part of the loan portfolio under Statement of Financial Accounting Standards No. 140, Accounting for and Servicing of Financial Assets and Extinguishments of Liabilities. These mortgage-backed securities are also being delivered to the dealer who arranged the transactions or its trustee.

      At December 31, 2005, $1,163,684,000 in reverse repurchase agreements were collateralized by loans with a fair market value totaling $1,054,179,000, mortgage-backed securities with a fair value of $61,441,000, investments with a fair market totaling $108,772,000, and FHLB stock totaling $10,387,000. At
December 31, 2004, $187,000,000 in reverse repurchase agreements were collateralized by mortgage-backed securities with a fair market value totaling $80,687,000 and investments with a fair market totaling $116,644,000.

      The  weighted   average   interest  rates  for  borrowings  under  reverse
repurchase agreements were 4.04% and 2.24%, at December 31, 2005 and December 31, 2004, respectively.

      Securities sold under agreements to repurchase averaged $1,048,524,000 and $129,192,000 during 2005 and 2004, respectively, and the maximum amounts outstanding at any month-end during 2005 and 2004 were $1,231,978,000 and $192,000,000, respectively.


      The following is a summary of maturities at December 31, 2005 (in thousands):


                        Up to 30 days..............$        --
                        30 to 90 days...............   827,684
                        Over 90 to 182 days.........   336,000
                                                      --------
                                                   $ 1,163,684
                                                     =========

      Accrued interest on securities sold under agreements to repurchase, included in accrued expenses and other liabilities in the accompanying Consolidated Balance Sheets, was $14,590,000 and $796,000 at December 31, 2005 and 2004, respectively.

                    FIRSTFED FINANCIAL CORP. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(11)  Senior Debentures

   During 2005 the Company completed the placement of $100,000,000 in unsecured fixed/floating rate senior debentures. The first $50,000,000, completed in June of 2005, is due in 2015 and has a fixed rate of 5.65% for the first five years and is adjustable afterwards at 1.55% over the three-month LIBOR. The second $50,000,000, completed in December of 2005, is due in 2016 and has a fixed rate of 6.23% for the first five years and is adjustable afterwards at 1.55% over the three-month LIBOR. Covenants contained in the Indentures prohibit the Company from selling or otherwise disposing of shares of voting stock of the Bank or permitting liens on such Bank stock other than certain permitted liens. The Indentures also impose certain affirmative covenants on the Company, none of which has any material adverse effect on the Company's ability to operate its business.



(12)  Income Taxes

      Income taxes (benefit) consist of the following:
                                                    Year Ended December 31,
                                                 ------------------------------
                                                   2005       2004      2003
                                                 --------   --------   --------
                                                       (In thousands)
   Current:
     Federal...............................   $   60,602 $   42,297 $  32,136
     State.................................       20,299     13,747    13,842
                                                 --------   --------   --------
                                                  80,901     56,044    45,978
                                                 --------   --------   --------
   Deferred:
     Federal...............................      (11,208)    (6,842)    2,694
     State.................................       (2,940)    (1,588)   (4,456)
                                                 --------   --------   --------
                                                 (14,148)    (8,430)   (1,762)
                                                 --------   --------   --------
   Total:
     Federal...............................       49,394     35,455    34,830
     State.................................       17,359     12,159     9,386
                                                 --------   --------   --------
                                              $   66,753 $   47,614 $  44,216
                                                 ========   ========   ========

      A reconciliation of the statutory federal corporate income tax rate to the
Company's effective income tax rate follows:
                                           Year Ended December 31,
                                          ---------------------------
                                            2005      2004     2003
                                          --------   ------  --------

Statutory federal income tax rate ..         35.0%    35.0%     35.0%
Increase in taxes resulting from:
State franchise tax, net of federal
income tax benefit..................          7.1      7.0        5.6
Other, net..........................           --       --        0.1
                                          --------   ------  --------
Effective rate......................         42.1%    42.0%   40.7%
                                          ========   ======  ========


      The Company, the Bank and its subsidiaries file a consolidating federal income tax return. Each entity is responsible for paying its pro-rata shares of the consolidated tax liability. Substantially all of the income taxes (benefit) belong to the Bank during 2005, 2004, and 2003, respectively.

      Cash payments for income taxes totaled $76,490,000, $53,471,000 and $38,727,000 during 2005, 2004 and 2003, respectively.

      Income taxes payable totaled $7,455,358 as of December 31, 2005 and income taxes receivable totaled $3,709,980 as of December 31, 2004.

                    FIRSTFED FINANCIAL CORP. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(12) Income Taxes (continued)

      Listed  below  are the  significant  components  of the net  deferred  tax
(asset) and liability:

                                                      At December 31,
                                                   --------------------
                                                      2005        2004
                                                   ---------   --------
                                                     (In thousands)
Components of the deferred tax asset:
  Bad debts..................................    $ (44,721) $  (36,064)
  Pension expense............................       (6,072)     (5,565)
  State taxes................................       (4,651)     (4,303)
  Core deposit intangible asset..............       (2,902)     (2,535)
  Loan fees..................................       (5,942)         --
  Other......................................       (2,773)     (4,374)
                                                   ---------   --------
    Total deferred tax asset.................      (67,061)    (52,841)
                                                   ---------   --------
Components of the deferred tax liability:
  Loan fees..................................           --       3,346
  FHLB stock dividends.......................       27,242      23,820
  Tax effect of unrealized gain on
     securities available-for-sale...........          315         644
  Other......................................          447         451
                                                   ---------   --------
    Total deferred tax liability.............       28,004      28,261
                                                   ---------   --------
Net deferred tax asset.......................    $ (39,057) $  (24,580)
                                                   =========   ========

      The Company did not have a valuation allowance for the deferred tax asset at December 31, 2005 or 2004, as it is more likely than not that the deferred tax asset will be realized due to the existence of loss carry-backs and expected future earnings.

      The Internal Revenue Service ("IRS") has examined the Company's consolidated federal income tax returns for tax years up to and including 2003. The adjustments proposed by the IRS were primarily related to temporary differences as to the recognition of certain taxable income and expense items. While the Company has provided for deferred taxes for federal and state purposes, a change in the period of recognition of certain income and expense items can result in interest due to the IRS and the Franchise Tax Board ("FTB"). Interest accruals of $56,000 and $260,000 were recorded during 2005 and 2004, respectively for interest on amended returns. During 2005, interest payments totaling $207,000 were paid in settlement of tax years 2001, 2002 and 2003. During 2004, interest payments totaling $252,000 were paid in settlement of tax years 1999 and 2001. The balance of accrued interest payable for amended returns was $159,000 and $408,000 as of December 31, 2005 and December 31, 2004,
respectively.

      The Bank is required to use the specific charge-off method of accounting for bad debts for Federal income tax purposes. Prior to 1995, the Bank used the reserve method of accounting for bad debts. The Consolidated Balance Sheets at December 31, 2005 and 2004 do not include a tax liability of $5,356,000 related to the adjusted base year bad debt reserve that was created when the Bank was on the reserve method. The base year reserve is subject to recapture if: (1) The Bank fails to qualify as a "bank" for federal income tax purposes; (2) certain distributions are made with respect to the stock of the Bank; (3) the bad debt reserves are used for any purpose other than to absorb bad debt losses; or (4) there is a change in federal tax law. Management does not expect any of these events to occur.

                    FIRSTFED FINANCIAL CORP. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(13) Stockholders' Equity and Earnings Per Share

      The  Company's  stock  charter  authorizes   5,000,000  shares  of  serial
preferred stock. As of December 31, 2005, no preferred shares had been issued.

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

      Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk weighted assets (as defined). Management believes that the Bank meets all capital adequacy requirements to which it is subject as of December 31, 2005.

      As of December 31, 2005, the most recent notification from the OTS indicated that the Bank was well- capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since December 31, 2005 that management believes have changed the Bank's classification.

      The following table summarizes the Bank's regulatory capital and required capital as of the dates indicated:

                                               December 31, 2005
                                 ----------------------------------------------
                                                          Tier 1     Risk-based
                                 Tangible    Core       Risk-based    Capital
                                  Capital    Capital     Capital
                                 ----------  ---------  -----------  ----------
                                            (Dollars in thousands)
Actual capital:
   Amount...................... $ 651,447   $ 651,447  $  651,447   $ 720,585
   Ratio........................     6.23%      6.23%       11.84%      13.10%
FDICIA minimum required capital:
   Amount...................... $ 156,772   $ 418,059  $       --   $ 440,213
   Ratio........................     1.50%      4.00%          --%       8.00%
FDICIA well-capitalized required capital:
   Amount...................... $      --   $ 522,573  $  330,159   $ 550,266
   Ratio........................       --%      5.00%        6.00%      10.00%

                                               December 31, 2004
                                  ---------------------------------------------
                                                          Tier 1     Risk-based
                                  Tangible   Core       Risk-based    Capital
                                  Capital    Capital     Capital
                                  ---------  ---------  -----------  ----------
                                             (Dollars in thousands)

Actual capital:
   Amount...................... $  446,662  $ 446,662  $   446,662   $ 499,151
   Ratio........................      5.99%      5.99%       10.70%      11.96%
FDICIA minimum required capital:
   Amount...................... $  111,933  $ 298,489  $        --   $ 333,838
   Ratio........................      1.50%      4.00%          --%       8.00%
FDICIA well-capitalized required capital:
   Amount...................... $      --   $ 373,111  $   250,378   $ 417,297
   Ratio........................       --%      5.00%         6.00%      10.00%

                    FIRSTFED FINANCIAL CORP. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(13) Stockholders' Equity and Earnings Per Share (continued)

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

      The Company may loan up to $6,000,000 to the Employee Stock Ownership Plan ("ESOP") under a line of credit loan. At December 31, 2005, the outstanding loan to the ESOP totaled $890,000. At December 31, 2004, the outstanding loan to the ESOP totaled $45,000. Interest on any outstanding loan balance is due each December 31. Interest varies based on the Bank's monthly cost of funds. The average rates paid during 2005 and 2004 were 2.91% and 1.91%, respectively.

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

(14) Employee Benefit Plans

      The Bank maintains a qualified defined contribution plan established under
Section 401 (k) of the Internal Revenue Code, as amended (the "401(k) Plan"). Participants are permitted to make contributions on a pre-tax basis, a portion of which is matched by the Bank. The 401(k) Plan expense was $416,000, $500,000 and $540,000 for 2005, 2004 and 2003, respectively.

      The Bank has a Supplementary Executive Retirement Plan ("SERP") which covers any individual employed by the Bank as its Chief Executive Officer or Chief Operating Officer. The pension expense for the SERP was $1,476,000, $1,381,000 and $1,287,000 in 2005, 2004 and 2003, respectively. The SERP is unfunded. The expected contribution to the SERP for the proceeding five years will be $287,000.

      The discount rates used in determining the actuarial value of benefit obligations were 5.50% and 5.75%, respectively, as of December 31, 2005 and 2004. The rate of increase in future compensation levels used in determining the pension cost for the SERP was 4.0% as of December 31, 2005 and 4.0% as of 2004. The plan had no assets as of December 31, 2005 or 2004.

                    FIRSTFED FINANCIAL CORP. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(14) Employee Benefit Plans (continued)

      The following table sets forth the funded status of the SERP and amounts recognized in the Company's financial statements for the years indicated:

                                                                    At December 31,
                                                                  ------------------
                                                                   2005       2004
                                                                  --------   -------
                                                                     (In thousands)
Change in Benefit Obligation
      Projected benefit obligation, beginning of the year.....  $  11,748  $  10,185
      Service cost............................................        565        488
      Interest cost...........................................        667        607
      Benefits paid...........................................       (286)      (286)
      Actuarial gain..........................................      1,781        754
                                                                  --------   -------
      Projected benefit obligation, end of the year...........  $  14,475  $  11,748
                                                                  ========   =======

Change in Plan Assets
      Benefits Paid..........................................   $    (286) $    (286)
      Employer contributions.................................         286        286
      Funded status..........................................     (14,474)   (11,748)
      Unrecognized transition obligation.....................          --         --
      Unrecognized prior service cost........................          --         15
      Unrecognized loss......................................       4,270      2,717
                                                                 --------   -------
      Net amount recognized..................................   $ (10,204) $ (9,016)
                                                                  ========   =======

Components of Net Periodic Benefit Cost
      Service cost...........................................   $     565  $     488
      Interest cost..........................................         667        607
      Amortization of net loss...............................         229        151
      Amortization of unrecognized prior service cost                  15        135
                                                                  --------   -------
      Pension cost...........................................   $   1,476  $   1,381
                                                                  ========   =======

      The projected benefit obligation, accumulated benefit obligation, and fair value of assets were $14,475,000, $11,574,000, and $0 respectively, at December 31, 2005 and $11,748,000, $9,944,000, and $0, respectively, at December 31,
2004.

      The Bank has a profit sharing plan (the "ESOP") for all eligible employees and officers who have completed one year of continuous service. The ESOP is accounted for in accordance with SOP 93-6. The number of shares to be released to ESOP participants each year is determined based on the contribution made by the Bank divided by the average market price of the Company's stock for the year. At December 31, 2005, the ESOP held 4.27% of the outstanding stock of the Company. Profit sharing expense for the years ended December 31, 2005, 2004 and 2003 was $1,545,000, $2,530,000 and $2,030,000, respectively. The amount of the contribution made by the Bank is determined each year by the Board of Directors, but is not to exceed 15% of the participants' aggregated compensation. The Bank does not offer post-retirement benefits under this plan.

      At December 31, 2005 and 2004 total allocated ESOP shares were 651,113 and 695,957 shares, respectively. At December 31, 2005 and 2004 total unallocated ESOP shares were 20,267 and 1,162 shares, respectively. The fair value of unallocated ESOP shares totaled $1,105,000 and $60,000 at December 31, 2005 and 2004, respectively.

Stock Compensation Plans

      At December 31, 2005, the Company had two stock-based compensation programs, which are described below. The Company applies APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock compensation plans.

                    FIRSTFED FINANCIAL CORP. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(14) Employee Benefit Plans (continued)

      The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including SFAS Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, issued in March 2000, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No.123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. The aggregate intrinsic value was $2,471,000 and $4,355,000 at December 31, 2005 and December 31 2004, respectively.


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

      The Company also has a stock option plan for non-employee directors, the 1997 Non-employee Directors Stock Incentive Plan (the "Directors Stock Plan"). The Directors Stock Plan provides for the issuance of up to 400,000 shares of common stock to non-employee directors of the Company. The exercise price of each option equals the market value of the Company's stock on the date of the grant, and the maximum term of an option is 10 years plus one month. Options typically vest 100% on the one-year anniversary date of the grant.

The following table summarizes information about stock option activity during the periods indicated:


                                                      ---------------------------
                 Options Outstanding                    2005      2004     2003
                                                      --------  --------  -------
     (Weighted average option prices)                        (In shares)

Beginning of year ($24.05, $19.68, and $17.08 )..     725,458    808,248   857,682
       Granted ($52.47, $42.24, and $29.55)......     156,150    131,785   150,510
       Exercised ($17.43 $13.20, and $12.73).....     (68,497)  (150,011) (149,664)
       Canceled ($35.45 $30.67, and $26.89)......     (55,030)   (64,564)  (50,280)
                                                      --------  --------  -------
End of year ($29.70 $24.05, and $19.68)..........     758,081    725,458   808,248
                                                      ========  ========   =======
Shares exercisable at December 31, ($20.21
      $17.39, and $15.50)........................     390,182    354,398   352,004
                                                      ========   ========  =======



      Additional information with respect to stock options outstanding at December 31, 2005 follows:

                                                    Price  Ranges
                                  ----------------------------------------------------
                                  ($10.88 - $17.25) ($17.25- $31.44) ($31.44 - $52.47)

Options outstanding:

Number of outstanding shares.........   286,901        228,540         242,640
Weighted-average contractual life ...      2.74           6.19            3.81
Weighted-average exercise price .....    $14.21         $29.07          $48.61

Options exercisable:

Number of exercisable shares.........   256,718        105,464          28,000
Weighted-average exercise price .....    $14.22         $29.09          $41.70

                    FIRSTFED FINANCIAL CORP. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(15) Parent Company Financial Information

      The following condensed parent company financial information should be read in conjunction with the other Notes to the Consolidated Financial Statements.

CONDENSED BALANCE SHEETS

                                                            At December 31,
                                                       -------------------------
                                                         2005             2004
                                                       --------         --------
                                                         (In thousands)
Assets:
Cash.............................................    $   13,235        $  23,607
Other assets.....................................         2,268              908
Investment in subsidiary.........................       655,336          453,074
                                                      ---------         --------
                                                     $  670,839        $ 477,589
                                                       ========         ========
Liabilities and Stockholders' Equity:
Other liabilities................................             -              115
Stockholders' equity.............................       570,839          477,474
Senior notes.....................................       100,000                -
                                                       --------         --------
                                                     $  670,839       $  477,589
                                                       ========         ========

                                                                     Year Ended December 31,
                                                            ------------------------------------------
CONDENSED STATEMENTS OF INCOME AND                             2005            2004             2003
                                                            --------         --------        ---------
                 COMPREHENSIVE INCOME                                (In thousands)
Dividends received from Bank.....................          $       -       $   30,000      $        -
Equity in undistributed net income of
 subsidiary .....................................             92,829           36,077          64,605
Other expense, net...............................             (1,131)            (235)           (130)
                                                            --------          --------        --------
Net Income.......................................             91,698           65,842          64,475
Change in other comprehensive income, net of
 taxes...........................................               (453)            (204)         (1,110)
                                                            --------           --------       --------
Comprehensive Income.............................          $  91,245       $   65,638      $   63,365
                                                            ========           ========        =======

                                                         Year Ended December 31,
                                                ----------------------------------------
CONDENSED STATEMENTS OF CASH FLOWS                2005            2004            2003
                                                --------        ---------       --------
                                                      (In thousands)
Net Cash Flows from Operating Activities:
  Net income................................... $ 91,698        $ 65,842        $  64,475
  Adjustments to reconcile net income to
      net   cash   provided   by   operating
      activities:
    Equity in undistributed
      net income of subsidiary................   (92,829)       (36,077)          (64,605)
    Depreciation expense......................         -              -               62
    Other.....................................    (1,360)          (415)             (646)
                                                ---------       --------         ---------
    Net cash provided (used) by operating         (2,491)         29,350             (714)
activities....................................  ---------       --------         ---------

Cash Flows from Investing Activities:
    Investment in subsidiary..................  (110,000)              -                -
    Decrease in fixed assets..................         -               -              197
                                                --------        --------        ---------
    Net cash used in investing activities.....  (110,000)              -              197
                                                --------        --------        ---------
Cash Flows from Financing Activities:
    Purchase of treasury stock................        -          (28,049)            (965)
    Proceeds from issuance of senior debt.....  100,000                -                -
    (Increase) decrease in unreleased shares..   (1,051)               72              472
    Exercise of stock options.................    3,024             3,296            2,053
    Other.....................................      146               (52)               -
                                                --------        --------        ----------
Net cash provided by (used in) financing
activities....................................  102,119          (24,733)           1,560
                                                --------        --------        ----------
Net increase (decrease) in cash...............  (10,372)           4,617            1,043
Cash at beginning of period...................   23,607           18,990           17,947
                                                --------        --------        ----------
Cash at end of period.........................$  13,235         $ 23,607        $  18,990
                                                ========        ========         =========

                    FIRSTFED FINANCIAL CORP. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(16) Quarterly Results of Operations (unaudited)

      Summarized  below are the  Company's  results of operations on a quarterly basis for 2005, 2004, and 2003:
                                             Provision                                             Basic       Diluted
                                             for                       Non-                       Earnings     Earnings
                Interest      Interest       Loan         Other       Interest       Net            per          per
                 Income        Expense       Losses       Income      Expense       Income         Share        Share
                ---------     ---------     ---------   ---------    ---------    ----------     ---------    --------
                                                 (In thousands, except per share data)
First quarter
2005.........   $  91,657     $  41,580     $  3,750     $  4,496     $ 18,867     $ 18,492     $    1.12     $ 1.10
2004..........     58,517        20,804           --        3,461       15,282       14,977          0.88       0.86
2003..........     60,839        23,324           --        3,348       14,116       15,478          0.92       0.89
Second quarter
2005.........   $ 109,088     $  55,027     $  4,000     $  6,095     $ 18,686     $ 21,685     $    1.31     $ 1.29
2004..........     61,360        21,373           --        4,040       15,351       16,553          0.99       0.96
2003..........     59,412        22,350           --        3,393       13,429       15,633          0.92       0.90
Third quarter
2005.........   $ 124,757     $  68,755     $  8,000     $ 10,138     $ 17,772     $ 23,358     $    1.41     $ 1.38
2004..........     64,999        26,133           --        9,326       17,694       17,872          1.09       1.06
2003..........     58,344        21,814           --        5,590       13,522       18,203          1.07       1.04
Fourth quarter
2005.........   $ 144,155     $  83,828     $  4,000     $ 10,486     $ 18,156     $ 28,163     $    1.70     $ 1.67
2004..........     77,846        32,880        3,000        4,469       18,045       16,440          1.00       0.97
2003..........     57,286        20,854           --        4,410       14,522       15,161          0.89       0.87
Total year
2005.........   $ 469,657     $ 249,190     $ 19,750     $ 31,215     $ 73,481     $ 91,698     $    5.55     $ 5.43
2004..........    262,722       101,190        3,000       21,296       66,372       65,842          3.95       3.85
2003..........    235,881        88,342           --       16,741       55,589       64,475          3.80       3.70


(17) Fair Value of Financial Instruments


      The  following  table  presents  fair  value   information  for  financial
instruments for which a market exists:

                                                     At December 31,
                                    -------------------------------------------------
                                              2005                      2004
                                    -----------------------   -----------------------
                                    Carrying                  Carrying
                                      Value     Fair Value      Value     Fair Value
                                    ---------   -----------   ---------   -----------
                                                      (In thousands)
Mortgage-backed securities ...... $   74,254 $      74,254 $    97,059 $      97,059
Collateralized mortgage
obligations .....................    294,017       294,017     250,586       250,586
Loans held-for-sale .............      2,873         2,873          --            --

                    FIRSTFED FINANCIAL CORP. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(17) Fair Value of Financial Instruments (continued)

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


                                                      At December 31,
                                    --------------------------------------------------
                                              2005                       2004
                                    ------------------------   -----------------------
                                                 Calculated                 Calculated
                                    Historical   Fair Value    Historical      Fair
                                       Cost        Amount         Cost         Value
                                                                               Amount
                                    -----------  -----------   ----------   ----------
                                                      (In thousands)
ASSETS
Adjustable loans:
  Single family ................. $ 7,354,239  $ 7,515,594  $  4,576,671 $  4,619,960
  Multi-family ..................   1,938,988    1,949,306     1,817,727    1,820,991
  Commercial  ...................     203,124      208,778       309,491      315,807
Fixed rate loans:
   Single family ................       7,237        7,290         9,210        9,390
  Multi-family ..................       3,033        3,130        10,250       10,571
  Commercial  ...................      54,436       56,373        17,710       18,342
Commercial business loans........      80,186       85,444        59,993       59,845
Construction loans...............       4,910        5,179        20,288       21,476
Consumer loans...................      57,399       56,096        61,396       61,641
Other loans......................       7,100        7,100            --           --
Non-performing loans ............       4,966        4,966         4,985        4,985

LIABILITIES
Fixed-term certificate accounts .   2,778,964    2,768,236     1,755,230    1,754,787
Non-term deposit accounts .......   1,592,693    1,592,693     2,005,935    2,005,935
Borrowings ......................   5,419,184    5,415,365     3,191,600    3,189,486


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

Investment Securities and Mortgage-Backed Securities

      Fair values are based on bid quotations received from national securities dealers.

Loans Receivable

      The portfolio is segregated into those loans with adjustable rates of interest and those with fixed rates of interest. Fair values are based on discounting future cash flows by the current rate offered for such loans with similar remaining maturities and credit risk. The amounts so determined for each loan category are reduced by the Bank's allowance for loans losses which thereby takes into consideration changes in credit risk. At December 31, 2005, the Bank had outstanding commitments to fund $599,433,000 in real estate mortgage loans, and undisbursed funds totaling $62,544,000 in commercial and construction loans and $136,219,000 in consumer loans, respectively. All loan commitments are substantially at fair value. There is no value associated with the Bank's commitment to originate these loans.

                    FIRSTFED FINANCIAL CORP. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(17) Fair Value of Financial Instruments (continued)

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




Board of Directors and Stockholders
FirstFed Financial Corp. and Subsidiary


We have audited the accompanying consolidated balance sheets of FirstFed Financial Corp. and Subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders' equity and comprehensive income, and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FirstFed Financial Corp. and subsidiary as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of FirstFed Financial Corp. and subsidiary's internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 3, 2006 expressed an unqualified opinion thereon.



Grant Thornton LLP



Woodland Hills, California
March 3, 2006

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors and Stockholders
FirstFed Financial Corp.:

We have audited the accompanying consolidated statements of income, changes in stockholders' equity, and cash flows of FirstFed Financial Corp. and subsidiaries (the Company) for the year ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of their operations and their cash flows of FirstFed Financial Corp and subsidiaries for the year ended December 31, 2003 in conformity with U.S. generally accepted accounting principles.


KPMG LLP




Los Angeles, California
January 28, 2004

ITEM 9. - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

A copy of a letter addressed to the Securities and Exchange Commission from KPMG LLP stating that it agrees with the above statements was filedas Exhibit 16 to the form 10K for the year ended December 31, 2004.

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


Item 9A.- Controls and Procedures

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

Based on its assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2005, based on criteria in Internal Control - Integrated Framework issued by the COSO. Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which is included herein.

No changes in the Company's internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-14(c) have come to management's attention that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. While no material weakness in the Company's internal control over financial reporting has been identified by management, the Company's management has become aware of significant deficiencies with regard to the level of documentation of certain accounting policies and procedures. The Company believes that these deficiencies did not affect the accuracy of its financial statements included in this annual report on Form 10-K. The Company is taking steps to correct these deficiencies.

Management's Certifications

The certifications of the Company's Chief Executive Officer and Chief Financial Officer required by the Sarbanes-Oxley Act have been included as Exhibits 31 and 32 in the Company's Form 10-K. In addition, in 2005, the Company's Chief
Executive Officer provided to the New York Stock Exchange the annual CEO certification regarding the Company's compliance with the New York Stock Exchange's corporate governance listing standards.

               REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING
             FIRM ON MANAGEMENT'S ASSESSMENT OF THE EFFECTIVENESS OF
         INTERNAL CONTROL OVER FINANCIAL REPORTING AND THE EFFECTIVENESS
                  OF INTERNAL CONTROL OVER FINANCIAL REPORTING


Board of Directors and Stockholders
FirstFed Financial Corp. and Subsidiary

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that FirstFed Financial Corp. and Subsidiary (the Company) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of FirstFed Financial Corp. and Subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders' equity and comprehensive income, and cashflows for each of the two years in the period ended December 31, 2005 and our report dated March 3, 2006 expressed an unqualified opinion on those financial statements.



Grant Thornton LLP

Woodland Hills, California
Macrh 3, 2006

                                    PART III

ITEM 10. - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information regarding directors and executive officers appearing on page 5 of the Proxy Statement for the Annual Meeting of Stockholders' to be held April 26, 2006 (the "Proxy Statement") is incorporated herein by reference.

ITEM 11. - EXECUTIVE COMPENSATION

      Information regarding executive compensation appearing on page 8 of the Proxy Statement is incorporated herein by reference.

ITEM 12. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Information regarding security ownership of certain beneficial owners and management appearing on pages 2, 3 and 12 of the Proxy Statement incorporated herein by reference. Information regarding securities authorized for issuance under equity compensation plans appearing on page 12 of the Proxy Statement is incorporated herein by reference.

ITEM 13. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information regarding certain relationships and related transactions appearing on page 12 of the Proxy Statement is incorporated herein by reference.

ITEM 14. - PRINCIPAL ACCOUNTING FEES AND SERVICES

      Information regarding principal accounting fees and services appearing on page 16 of the Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 15. - EXHIBITS

(a)   The following documents are filed as a part of this report:

(1) Financial Statements (included in this 2005 Annual Report on Form 10-K under Item 8)
(2)   Exhibits as shown below


 EXHIBIT
 NUMBER
 -------------
(3.1) Restated Certificate of Incorporation filed as Exhibit 3.1 to Form 10-K for the fiscal year ended December 31,1999 and incorporated by reference.
(3.2) By-laws filed as Exhibit (1)(a) to Form 8-A dated September 4,1987 and incorporated by reference.
(4.1) Amended and Restated Rights Agreement dated as of September 25, 1998, filed as Exhibit 4.1 to Form 8-A/A, dated September 25, 1998 and incorporated by reference.
(10.1) Deferred  Compensation  Plan filed as  Exhibit  10.3 to Form 10-K for the fiscal year ended December 31, 1983 and incorporated by reference.
(10.2) Supplemental  Executive  Retirement  Plan dated January 16, 1986 filed as
       Exhibit 10.5 to Form 10-K for the fiscal year ended December 31, 1992 and incorporated by reference.
(10.3) Change of Control Agreement effective September 26, 1996 filed as Exhibit
       10.4 to Form 10-Q for the Quarter ended September 30, 1996 and Amendment filed as Exhibit 10.3 10.4 for change of control to Form 10-Q for the Quarter ended September 30, 2000 and incorporated by reference.
(10.4) 1997  Non-employee  Directors  Stock Incentive Plan filed as Exhibit 1 to
       Form S-8 dated August 12, 1997 and Amendment filed as Exhibit 10.5 to Form 10-Q for the Quarter ended September 30, 2000, and incorporated by reference.
(21) Registrant's sole subsidiary is First Federal Bank of California, a federal savings bank.
(23)   Independent  Auditors' consent.  (24) Power of Attorney (included at page
       78).
(31.1) Certification  of  Babette E.  Heimbuch,  Chairman,  President  and Chief
       Executive Officer of the Company, pursuant to Rule 13a-14(a) of the Exchange Act.
(31.2) Certification  of Douglas J. Goddard,  Executive Vice President and Chief
       Financial Officer of the Company, pursuant to Rule 13a-14(a) of the Exchange Act.
(32.1) Certification  of  Babette E.  Heimbuch,  Chairman,  President  and Chief
       Executive Officer of the Company, pursuant to 18 U.S.C. Section 1350. (32.1) Certification of Douglas J. Goddard, Executive Vice President and Chief
       Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350.

      This 2005 Annual Report on Form 10-K and the Proxy Statement have already been furnished to each stockholder of record who is entitled to receive copies thereof. Copies of these items will be furnished without charge upon request in writing by any stockholder of record on March 3, 2006 and any beneficial owner of Company stock on such date who has not previously received such material and who so represents in good faith and in writing to:

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


                                       FIRSTFED FINANCIAL CORP.,
                                       a Delaware corporation

Dated this 23rd day of February, 2006
                                       By: /s/ Babette E. Heimbuch
                                               -----------------------
                                               Babette E. Heimbuch
                                               Chief Executive Officer

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has be signed by the following persons on behalf of the Registrant and in the capacities indicated on the 23rd day of February, 2006.




SIGNATURE                        TITLE

                                 Chairman of the Board and
                                 Chief Executive Officer (Principal
/s/  Babette E. Heimbuch         Executive Officer)
----------------------------
     Babette E. Heimbuch

                                 Director, President and Chief
/s/  James P. Giraldin           Operating Officer
----------------------------
     James P. Giraldin

                                 Executive Vice President and Chief
                                Financial Officer
/s/  Douglas J. Goddard          (Principal Financial Officer)
----------------------------
     Douglas J. Goddard

                                 Senior Vice President and Controller
/s/  Brenda J. Battey            (Principal Accounting Officer)
----------------------------
     Brenda J. Battey

/s/  Jesse Casso, Jr.            Director
----------------------------
     Jesse Casso, Jr.

/s/  Christopher M. Harding      Director
----------------------------
     Christopher M. Harding

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


Dated this 23rd day of February, 2006

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

(4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)for the registrant and have:

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

Dated this 23rd day of February,2006.

                                    By: /s/ Douglas J. Goddard
                                            -----------------------
                                            Douglas J. Goddard
                                            Chief Financial Officer

                                  EXHIBIT 32.1

                                CEO CERTIFICATION

The undersigned, as Chief Executive Officer hereby certifies, to the best of her knowledge and belief, that:

      (1) the Form 10-K of FirstFed Financial Corp. (the "Company") for the annual period ended December 31, 2005 (the "Report ") accompanying this certification fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

      (2) the information contained in the Report fairly presents, in all material respects, the consolidated balance sheets and consolidated statements of income of the Company for such period.

This certification is made solely for purposes of complying with the provisions of Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

                               FIRSTFED FINANCIAL CORP.
                               Registrant


Date: February 23, 2006
                               By: /s/ Babette E. Heimbuch
                                       -----------------------
                                       Babette E. Heimbuch
                                       Chief Executive Officer

                                  EXHIBIT 32.2


                                CFO CERTIFICATION

The undersigned, as Chief Financial Officer hereby certifies, to the best of his knowledge and belief, that:

      (1) the Form 10-K of FirstFed Financial Corp. (the "Company") for the annual period ended December 31, 2005 (the "Report ") accompanying this certification fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

      (2) the information contained in the Report fairly presents, in all material respects, the consolidated balance sheets and consolidated statements of income of the Company for such period.

This certification is made solely for purposes of complying with the provisions of Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.


                               FIRSTFED FINANCIAL CORP.
                               Registrant



Date: February 23, 2006
                               By:  /s/ Douglas J. Goddard
                                        ---------------------------
                                        Douglas J. Goddard
                                        Chief Financial Officer and
                                        Executive Vice President