Form 10-Q
period 2006-03-31
FIRSTFED FINANCIAL CORP
filed 2006-05-10
CIK 810536

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]               QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 2006

                                       OR

[ ]              TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 1-9566

                            FIRSTFED FINANCIAL CORP.
                           --------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                      95-4087449
         ----------                                     ------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

401 Wilshire Boulevard, Santa Monica, California           90401-1490
-------------------------------------------------         ------------
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [X]    Accelerated filer [ ]   Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
                              Yes     [ ]       No    [X]

As of May 1, 2006 16,603,695 shares of the Registrant's $.01 par value common stock were outstanding.

================================================================================


                            FirstFed Financial Corp.
                                      Index

                                                                            Page
Part I.     Financial Information

            Item 1.  Financial Statements

                     Consolidated  Balance Sheets as of March 31, 2006,        3
                      December 31, 2005 and March 31, 2005

                     Consolidated  Statements  of Income  for the three        4
                     months ended March 31, 2006 and 2005

                     Consolidated  Statements  of  Cash  Flows  for the        5
                     three months ended March 31, 2006 and 2005

                     Notes to Consolidated Financial Statements                6

            Item 2.  Management's  Discussion and Analysis of Financial       10
                       Condition and Results of Operations

            Item 3.  Quantitative and Qualitative Disclosures About           22
                     Market Risk

            Item 4.  Controls and Procedures                                  22

Part II.    Other Information (omitted items are inapplicable)

Signatures                                                                    24

Exhibits
                     31.1 Certification of Chief Executive Officer            25
                         pursuant to Section 302 of the Sarbanes-Oxley
                         Act of 2002

                     31.2 Certification of Chief Financial Officer            26
                         pursuant to Section 302 of the Sarbanes-Oxley
                         Act of 2002

                     32.1 Certification of Chief Executive Officer            27
                         pursuant to 18 USC Section 1350, as adopted
                         pursuant to Section 906 of the Sarbanes-Oxley
                         Act of 2002

                     32.2 Certification of Chief Financial Officer            28
                         pursuant to 18 USC Section 1350, as adopted
                         pursuant to Section 906 of the Sarbanes-Oxley
                         Act of 2002


                          PART I - FINANCIAL STATEMENTS
                          Item 1. Financial Statements

                   FirstFed Financial Corp. and Subsidiary
                           Consolidated Balance Sheets
                        (In thousands, except share data)

                                           March 31,                            March 31,
                                             2006          December 31,           2005
                                          (Unaudited)         2005            (Unaudited)
                                         -------------    -------------       -------------
ASSETS
Cash and cash equivalents             $       57,899     $      93,192     $       43,444
Investment securities,
  available-for-sale (at fair value)         338,143           294,017            225,260
Mortgage-backed securities,
  available-for-sale (at fair value)          69,296            74,254             90,597
Loans receivable, held for sale
  (fair value $97,208, $2,893 and $0)         96,250             2,873                 --
Loans receivable, net of allowance
for loan                                   9,680,194         9,678,260          7,824,493
   losses of $101,433, $97,558 and
  $83,075
Accrued interest and dividends                50,990            48,973             30,629
receivable
Real estate held for investment                   --                --                656
Office properties and equipment, net          15,828            15,759             15,699
Investment in Federal Home Loan Bank
  (FHLB) stock, at cost                      207,952           205,696            158,350
Other assets                                  52,736            43,925             31,575
                                         -------------      ------------      -------------
                                      $   10,569,288     $  10,456,949     $    8,420,703
                                         =============      ============      =============

LIABILITIES
Deposits                              $    5,046,661     $   4,371,657     $    3,803,795
FHLB advances                              3,755,000         4,155,500          2,998,813
Securities sold under agreements to
  repurchase                                 966,000         1,163,684          1,059,700
Senior debentures                            100,000           100,000                 --
Accrued expenses and other                    98,377            95,269             63,062
liabilities
                                         -------------      ------------      -------------
                                           9,966,038         9,886,110          7,925,370
                                         -------------      ------------      -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, par value $.01 per
share;
  authorized 100,000,000 shares;
  issued 23,796,866, 23,761,825
  and 23,717,797 shares,
  outstanding 16,602,270,
  16,567,229 and 16,523,201 shares               238               238                237
Additional paid-in capital                    46,581            44,147             41,414
Retained earnings                            671,853           640,900            567,694
Unreleased shares to employee stock
  ownership plan                                (895)           (1,104)              (799)
Treasury stock, at cost, 7,194,596
  shares                                    (113,776)         (113,776)          (113,776)
Accumulated other comprehensive
  (loss) income, net of taxes                   (751)              434                563
                                         -------------      ------------      -------------
                                             603,250           570,839            495,333
                                         -------------      ------------      -------------
                                      $   10,569,288     $  10,456,949     $    8,420,703
                                         =============      ============      =============

The accompanying  notes are an integral part of these consolidated financial statements.

                   FirstFed Financial Corp. and Subsidiary
                        Consolidated Statements of Income
                (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                             Three months ended March 31,
                                                              ---------------------------
                                                                  2006           2005
                                                              -----------   -------------
Interest and dividend income
   Interest on loans (1)                                  $    162,588   $         89,857
   Interest on mortgage-backed securities                          706                728
   Interest and dividends on investments                         6,506              3,816
                                                             -----------      -------------
      Total interest income                                    169,800             94,401
                                                             -----------      -------------
Interest expense
   Interest on deposits                                         38,914             17,354
   Interest on borrowings                                       56,068             24,226
                                                             -----------      -------------
      Total interest expense                                    94,982             41,580
                                                             -----------      -------------

Net interest income                                             74,818             52,821
Provision for loan losses                                        3,900              3,750
                                                             -----------      -------------
Net interest income after provision for
   loan losses                                                  70,918             49,071
                                                             -----------      -------------

Non-interest income
   Loan servicing and other fees (1)                               710                 84
   Banking service fees                                          1,575              1,323
   Gain on sale of loans                                           145                 --
   Real estate operations, net                                    (108)               248
   Other operating income                                          161                 97
                                                             -----------      -------------
      Total non-interest income                                  2,483              1,752
                                                             -----------      -------------

Non-interest expense
   Salaries and employee benefits                               12,294             12,173
   Occupancy                                                     2,638              2,295
   Advertising                                                     164                 92
   Amortization of core deposit intangible                         499                499
   Federal deposit insurance                                       144                116
   Legal                                                           468                516
   Other operating expense                                       3,709              3,176
                                                             -----------      -------------
      Total non-interest expense                                19,916             18,867
                                                             -----------      -------------

Income before income taxes                                      53,485             31,956
Income taxes                                                    22,532             13,464
                                                             -----------      -------------
Net income                                                $     30,953   $         18,492
                                                             ===========      =============

Net income                                                $     30,953   $         18,492
Other comprehensive loss, net of taxes
                                                                (1,185)              (324)
                                                             -----------      -------------
Comprehensive income                                      $     29,768   $         18,168
                                                             ===========      =============

Earnings per share
   Basic                                                  $       1.87   $           1.12
                                                             ===========      =============
   Diluted                                                $       1.83   $           1.10
                                                             ===========      =============

Weighted average shares outstanding
   Basic                                                    16,572,844         16,502,945
                                                           =============      =============
   Diluted                                                  16,895,022         16,885,989
                                                           =============      =============

(1) Reflects the reclassification of prepayment fees and late payment charges to interest income from non-interest income.

The accompanying notes are an integral part of these consolidated financial statements.

                   FirstFed Financial Corp. and Subsidiary
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                            Three months ended March 31,
                                                         --------------------------------
                                                              2006             2005
                                                         --------------   ---------------
   CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                        $          30,953   $         18,492
   Adjustments to reconcile net income to
     net cash provided by operating activities:
     Net change in loans held-for-sale                         (93,377)                --
     Depreciation and amortization                                 530                428
     Provision for loan losses                                   3,900              3,750
     Amortization of fees and premiums/discounts                12,822              1,933
     Increase in interest income accrued in excess of
        borrower payments                                      (35,909)            (4,855)
     Gain on sale of loans                                        (145)                --
     Decrease in servicing asset                                    14                 16
     FHLB stock dividends                                       (2,256)            (1,292)
     Change in taxes                                            23,505             14,667
     Increase in interest and dividends receivable              (2,017)            (6,514)
     (Decrease) increase in interest payable                   (11,022)             8,840
     Amortization of core deposit intangible asset                 499                499
     Decrease (increase) in other assets                         1,742             (2,094)
     Increase in accrued expenses and other liabilities          2,064              2,577
                                                          --------------    ---------------
      Total adjustments                                        (99,650)            17,955
                                                          --------------    ---------------
      Net cash (used in) provided by operating activities      (68,697)            36,447
                                                          --------------    ---------------

   CASH FLOWS FROM INVESTING ACTIVITIES:
     Loans made to customers and principal
      collections on loans, net                                 13,520           (972,906)
     Net changes in unearned loan fees                         (10,972)           (15,477)
     Proceeds from maturities and principal payments
      of investment securities, available-for-sale              19,302             24,883
     Principal reductions on mortgage-backed securities,
      available for sale                                         4,945              6,302
     Purchase of investment securities,
      available for sale                                       (65,481)                --
     Purchases of FHLB stock                                        --            (13,633)
     Purchases of premises and equipment                          (599)              (246)
                                                          --------------    ---------------
     Net cash used by investing activities                     (39,285)          (971,077)

   CASH FLOWS FROM FINANCING ACTIVITIES:
     Net increase in deposits                                  675,004             42,630
     Net (decrease) increase in short term borrowings         (568,184)           986,913
     Net decrease in long term borrowings                      (30,000)          (120,000)
     Net decrease in advanced payments by borrowers
        for taxes and insurance                                 (6,338)              (782)
     Other                                                       2,207                970
                                                          --------------    ---------------
     Net cash provided by financing activities                  72,689            909,731
                                                          --------------    ---------------

     Net decrease in cash and cash equivalents                 (35,293)           (24,899)
     Cash and cash equivalents at beginning of period           93,192             68,343
                                                          --------------    ---------------
     Cash and cash equivalents at end of period      $          57,899   $         43,444
                                                          ==============    ===============

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

4. Effective January 1, 2006, the Company adopted a change in financial reporting practice implemented by the Office of Thrift Supervision (OTS), the Bank's primary regulator. The OTS changed its financial reporting practice for classifying loan prepayment fees and late payment charges to record them as interest income rather than non-interest income. This adjustment by the OTS led to a change in industry practice in the reporting of loan prepayment fees and late payment charges. Accordingly, the Consolidated Statements of Income for the first quarters of 2006 and 2005 have been updated to include these fees with interest income. This change results in loan prepayment fees being classified in the same category as the amortization of deferred origination costs. Prepayment fees are designed to reimburse the Bank for loan origination costs if the loan pays off early. The reclassification of these fees had no impact on net income, but did affect key financial data, such as the yield on interest-earning assets, the interest rate spread and the effective net spread. Prepayment fees were $7.4 million during the first three months of 2006 and $2.6 million during the first three months of 2005. Late payment charges were $325 thousand during the first three months of 2006 and $190 thousand during the first three months of 2005.

5. Effective January 1, 2006, the Company adopted the fair value provisions of SFAS No. 123R, Share-Based Payments, using the modified prospective transition method described in SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. Prior to January 1, 2006, the Company used the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, issued in March 2000, to account for its fixed-plan stock options. Under this method, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, prior to January 1, 2006, the Company had adopted only the disclosure requirements of SFAS No. 123.

Currently, under the modified prospective transition method, the fair value recognition provision applies only to new awards or awards modified after January 1, 2006. Additionally, the fair value of existing unvested awards at the date of adoption is recorded as compensation expense over the period which an employee is required to provide service in exchange for the award, which, for the Company, is the vesting period of the options. The results from prior periods have not been restated. As a result of adopting this statement, the Company recorded stock-based compensation expense of $403 thousand net of tax for the first quarter of 2006. The total tax benefit recognized for stock-based compensation was $67 thousand.

At March 31, 2006 the Company had two share-based compensation programs, the 1994 Stock Option and Appreciation Rights Plan ("1994 Plan") and the 1997 Non-employee Directors Stock Incentive Plan ("1997 Plan"). The compensation costs that have been charged against income for both plans totaled $470 thousand during the first quarter of 2006. At March 31, 2006 the number of shares authorized for option awards under both plans totaled 2,505,181.

Options under each plan are generally granted with an exercise price equal to the market price of the Company's stock at the date of grant. Options granted under the 1994 Plan usually vest over a six year period and have a maximum contractual term of 10 years. Options granted to non-employee directors under the 1997 Plan vest in one year and have a maximum contractual term of 10 years.

The fair value of each grant has been estimated as of the grant date using the Black-Scholes option valuation model. The expected life is estimated based on the actual weighted average life of historical exercise activity of the grantee population. The volatility factors are based on the historical volatilities of the Company's stock over the expected life of the options. The risk-free interest rate is the implied yield available on zero coupons (U.S. Treasury
Rate) at the grant date with a remaining term equal to the expected life of the options. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive stock incentive awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company.

The following weighted average assumptions were used for grants during the first quarter of 2006: expected volatility of 30%; risk-free interest rate of 4.5%; and expected average life of 6.6 years. The weighted average fair value of options granted during the first quarter of 2006 under the 1994 Plan was $24.30 and the weighted average fair value for options granted under the 1997 Plan was $22.72. The Company has elected to recognize forfeitures in the year of occurrence.

The following is a summary of stock option transactions during the first quarter of 2006:

                                                                    Weighted
                                                         Weighted    Average     Aggregate
                                                          Average   Remaining    Intrinsic
                                              Shares     Exercise  Contractual     Value
   Stock Options:                              (000)       Price       Term        (000)
  -----------------------------------------------------------------------------------------
   Outstanding  at January 1, 2006           758,081      $29.68
   Granted                                   180,115       57.68
   Exercised                                 (35,041)      23.42
   Forfeited                                  (8,336)      54.05
                                          -----------
   Outstanding  at March  31, 2006           894,819      $35.59       4.64      $21,574
                                          ===========
   Exercisable  at March  31, 2006           421,492      $22.68       6.58      $16,750
                                          ===========

The total intrinsic value of options exercised during the first quarter of 2006 was $1.3 million. Cash received from options exercised during the first quarter of 2006 totaled $821 thousand.

A summary of the Company's non-vested shares as of March 31, 2006 is presented below:

                                                              Weighted
                                                               Average
                                             Shares          Grant-Date
Non-vested shares:                            (000)          Fair Value
------------------------------------------------------------------------
Non-vested  at January 1, 2006               367,899            $14.37
Granted                                      180,115            $23.51
Vested                                       (66,351)           $11.03
Forfeited                                     (8,336)           $16.78
                                         -------------
Non-vested  at March  31, 2006               473,327            $16.42
                                         =============

As of March 31, 2006, the unrecognized cost related to non-vested share-based compensation plans totaled $4.2 million.

The pro-forma disclosure below is provided for the quarter ended March 31, 2005, because the Company did not adopt SFAS 123R until January 1, 2006 (in thousands, except per share data):

  Net income as reported...........     $     18,492
                                          ------------
  Deduction:
    Total stock-based compensation
   expense determined under
   fair-value-based method for all
   rewards, net of tax.............
                                                (195)
                                          ------------
    Pro-forma net income...........     $     18,297
                                          ============

  Earnings per share:
  Basic:
    As reported....................     $       1.12
    Pro-forma......................     $       1.11

  Diluted:
    As reported....................     $       1.10
    Pro-forma......................     $       1.09


The fair value of each option grant was estimated as of the grant date using the Black-Scholes option pricing model with the following weighted average assumptions for grants during the first quarter of 2005: expected volatility of 31%; risk-free interest rate of 4.2%; and expected average life of 5.5 years. The weighted average grant-date fair value for options granted during the first quarter of 2005 was $14.30. The Company recognized forfeitures in the year of occurrence.

6. The following table sets forth the net periodic benefit cost attributable to the Company's Supplementary Executive Retirement Plan:

                                                  Pension Benefits
                                           -----------------------------
                                            Three Months Ended March 31,
                                           -----------------------------
                                               2006             2005
                                           -----------      ------------
                                                 (In thousands,)
Quarterly Expense
  Service cost.....................     $         73      $        141
  Interest cost....................              196               167
   Amortization of net loss........              112                57
   Amortization of prior service cost             --                 4
                                           -----------      ------------
      Net period benefit cost......     $        381      $        369

                                           ===========      ============

Weighted Average Assumptions
    Discount rate .................             5.50%             5.75%
    Rate of compensation increase..             4.00%             4.00%
    Expected return on plan assets.              N/A               N/A

The Company does not expect any significant changes to the amounts previously disclosed as contributions for benefits payments.


7. Recent Accounting Pronouncements

In March 2006, SFAS Statement No. 156 Accounting for Servicing of Financial Assets, was issued. This statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, which requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The Company has not sold any loans or financial assets that have resulted in the recognition of any servicing assets or liabilities since this statement was adopted.

In February 2006, SFAS Statement No. 155 Accounting for Certain Hybrid Financial Instruments, was issued. This statement amends FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. This statement's objective with respect to Statement 133 is to permit fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It also eliminated the guidance in Statement 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interest in Securitized Financial Assts," which provided that beneficial interest in securitized financial assets is not subject to the provisions of Statement 133. The primary objective of this statement with respect to Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, is to eliminate a restriction on the passive derivative instrument that a qualified special-purpose entity (SPE) may hold. The Company has no derivative instruments or hedging activity within the scope of this statement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following narrative is written with the presumption that the users have read or have access to our 2005 Annual Report on Form 10-K, which contains the latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2005, and for the year then ended. Therefore, only material changes in the consolidated balance sheets and consolidated statements of income are discussed herein.

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

Note regarding forward looking statements: This quarterly report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). All statements, other than statements of historical facts, included in this quarterly report that address activities, events or developments that we expect, believe or anticipate will or may occur in the future, are forward-looking statements. These statements are based on certain assumptions and analyses made by us in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. These forward-looking statements are subject to various factors, many of which are beyond our control, which could cause actual results to differ materially from such statements. Such factors include, but are not limited to, the general business environment, interest rate fluctuations that may affect operating margins, the California real estate market, branch openings, competitive conditions in the business and geographic areas in which we conduct our business, and regulatory actions. In addition, these forward-looking statements are subject to assumptions as to future business strategies and decisions that are subject to change. We make no guarantees or promises regarding future results and assume no responsibility to update such forward-looking statements.

Consolidated Balance Sheets

At March 31, 2006, FirstFed Financial Corp. ("Company"), the holding company for First Federal Bank of California and its subsidiaries ("Bank"), had consolidated stockholders' equity of $603.3 million compared to $570.8 million at December 31, 2005 and $495.3 million at March 31, 2005. Consolidated total assets at March 31, 2006 were $10.6 billion, comparable to $10.5 billion at December 31, 2005 and 26% more than $8.4 billion at March 31, 2005. Asset growth slowed during the first quarter of 2006 as loan originations fell to $725.8 million from $1.1 billion during the fourth quarter of 2005 and $1.3 billion during the first quarter of 2005. Loan originations fell during the first quarter due to a leveling off of real estate and refinancing activity in the areas where the Bank lends. Also, there was a reduction in demand for adjustable rate loans due to a rise in short term interest rates. Loan payoffs and principal reductions totaled $624.8 million during the first quarter of 2006 compared to $635.0 million during the fourth quarter of 2005 and $339.1 million during the first three months of 2005. Brokered deposits were used most often to fund asset growth during the first quarter because they were the least costly source of funds on an all-in cost basis.

Because substantially all of the Bank's loans are located in California, we continuously monitor the California real estate market and the sufficiency of the collateral supporting our real estate loan portfolio. We consider several factors including the property location, the date of loan origination, the original loan-to-value ratio and the current loan-to-value ratio.

The state of California has been experiencing record high home prices for the last several years. According to the California Association of Realtors ("CAR") report released April 25, 2006, the median price of a single family home in California rose to $561 thousand in March of 2006, up 13% from the level one year ago and 5% from the level during February of 2006.

Many economists believe that California real estate prices can not continue at these record levels. The UCLA Anderson Forecast for California March 2006 report ("UCLA Report") forecasts only a 6% increase in the median price of a residential home in 2006 compared to 2005 and no increase in the median price during 2007 over 2006. According to the UCLA Report, the leading indicator of a cooling real estate market is a reduction in unit sales. According to CAR, unit sales of existing single family homes decreased 15% during March of 2006 compared to the level one year ago and sales of new single family homes decreased 7% compared to the level one year ago. As a result of lower unit sales, the inventory of unsold homes (the number of months needed to deplete the supply of homes on the market at the current sales rate) increased to 4.8 months during March of 2006 from 2.2 during March of 2005. So far the slower unit sales have not resulted in a discernible drop in real estate prices in California, although the rate of home price appreciation appears to be slowing in some areas.

Lending Activities

The following table summarizes loan originations by property type for the periods indicated:

                                                Three months ended
                                                     March 31,
                                          -----------------------------
                                              2006             2005
                                          -----------      ------------
                                                  (In thousands)
   Single family                         $   645,923      $  1,153,401
   Multi-family and commercial                69,257           154,068
   Other (1)                                  10,586             9,436
                                           ----------      -----------
    Total                                $   725,766      $  1,316,905
                                           ==========      ===========

(1) Includes consumer loans and commercial business loans.

The following table summarizes single family loan originations by documentation type for the periods indicated:

                                                Three months ended
                                                     March 31,
                                          ----------------------------
                                              2006             2005
                                          -----------       ----------
                                                  (In thousands)
   Verified Income/Verified Asset         $  112,442      $    198,705
   Stated Income/Verified Asset              159,538           383,537
   Stated Income/Stated Asset                244,475           424,571
   No Income/No Asset                        129,468           146,588
                                           ----------      ------------
    Total                                 $  645,923      $  1,153,401
                                           ==========      ============

Loans that allow for a reduced level of documentation at origination are an increasing percentage of loans originated in our market areas. On Stated Income/Stated Asset ("SISA") loans, the borrower includes information on his/her level of income and assets that is not subject to verification. On Stated
Income/Verified Assets ("SIVA") loans, the borrower includes information on his/her level of income, but his/her assets are verified. For No Income/No Asset ("NINA") loans, the borrower is not required to submit information on his/her level of income or assets. The Bank attempts to mitigate the inherent risk of making reduced documentation loans by evaluating the other credit characteristics of the loans, such as the creditworthiness of the borrower and the loan-to-value ratio based on the collateral's appraised value at the origination date. The underwriting of these loans is based on the borrower's credit score, credit history and the value of the collateral. The average borrower FICO score and average loan-to-value ratio on single family loan originations were 720 and 73%, respectively, for the first quarter of 2006, compared to 713 and 73% for the comparable 2005 period. At March 31, 2006, approximately 11%, 32% and 38% of our single family loan portfolio was comprised of NINA, SIVA and SISA loans, respectively. This compares to 9%, 30% and 38% of our single family loan portfolio being NINA, SIVA and SISA loans, respectively, at March 31, 2005. Our portfolios of multi-family and other real estate loans all require full documentation by the borrowers.

The following table summarizes loan originations by type of index for the periods indicated:

                                               Three months ended
                                                    March 31,
                                              2006             2005
                                           ---------      ------------
                                                  (In thousands)
Adjustable:
 CODI                                     $  115,992      $  1,084,007
 12MAT                                       192,320           198,847
 COFI                                        405,822            24,315
 Other                                        10,587             9,436
Fixed:                                         1,045               300
                                           ----------      ------------
   Total                                  $  725,766      $  1,316,905
                                           ==========      ============

At March 31, 2006, 96.4% of our loan portfolio was invested in adjustable rate products. Loans that adjust monthly based on the 3-Month Certificate of Deposit Index ("CODI") comprised 62.9% of the adjustable rate loan portfolio. Loans that adjust monthly based on the 12-month average U.S. Treasury Security rate ("12MAT") comprised 17.9% of the adjustable rate loan portfolio. Loans that adjust monthly based on the Federal Home Loan Bank ("FHLB") Eleventh District Cost of Funds Index ("COFI") comprised 13.8% of the adjustable rate loan portfolio. Loans that adjust monthly based on the London Inter-Bank Offering Rate ("LIBOR") and other indices comprised 1.8% of the adjustable rate loan portfolio.

Our adjustable rate products allow for negative amortization when a borrower's monthly payment is not large enough to pay the monthly interest accruing on the loan. Negative amortization, which results when unpaid interest earned by the Bank is added to borrowers' loan balances, totaled $98.5 million at March 31, 2006, $62.6 million at December 31, 2005 and $10.3 million at March 31, 2005. Negative amortization increased by $35.9 million during the first quarter of 2006. This compares to an increase of $25.0 million during the fourth quarter of 2005 and $4.9 million in the first quarter of 2005. Negative amortization has increased over the last several quarters due to rising interest rates and an increasing number of single family loans that allow for fixed payment periods of one to five years. The portfolio of single family loans with one-year fixed payment periods totaled $4.7 billion at March 31, 2006, $4.6 billion at December 31, 2005 and $3.1 billion at March 31, 2005. The portfolio of single family loans with three-to-five year fixed payment periods totaled $2.5 billion at March 31, 2006, $2.7 billion at December 31, 2005 and $2.1 billion at March 31, 2005. Negative amortization as a percentage of all single family loans that are susceptible to negative amortization totaled 1.32% at March 31, 2006 compared to 0.86% at December 31, 2005 and 0.19% at March 31, 2005.

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

The following table shows the components of our loan portfolio (including loans held for sale) by type at the dates indicated:

                                           March 31,       December 31,       March 31,
                                              2006             2005             2005
                                         -------------    --------------    -------------
                                                          (In thousands)
   REAL ESTATE LOANS
    First trust deed residential loans
      One-to-four units                 $  7,477,938      $  7,361,476       $  5,503,994
      Five or more units                   1,945,334         1,942,021          1,905,146
                                         -------------     -------------      -------------
        Residential loans                  9,423,272         9,303,497          7,409,140

   OTHER REAL ESTATE LOANS
      Commercial and industrial              246,653           257,560            315,483
      Construction                             3,862             4,910                 --
      Second trust deeds                       4,868             6,505              5,230
      Other                                       --                --              3,615
                                         -------------     -------------      -------------
        Real estate loans                  9,678,655         9,572,472          7,733,468


   NON-REAL ESTATE LOANS
      Deposit accounts                           502               595                488
      Commercial business loans               78,019            80,186             65,386
      Consumer                                54,221            57,399             60,329
                                         -------------     -------------      -------------
        Loans receivable                   9,811,397         9,710,652          7,859,671

   LESS:
      General valuation allowances -
        loan portfolio                       101,433            97,558             82,579
      Valuation allowances - impaired
      loans                                       --                --                496
      Deferred loan origination
      costs, net                             (66,480)          (68,039)           (47,897)
                                          ------------     -------------      -------------
      Net loans receivable              $  9,776,444      $  9,681,133       $  7,824,493
                                         =============     =============      =============

Our non-performing assets to total assets ratio was 0.07% at March 31, 2006, compared to 0.05% at December 31, 2005 and 0.08% at March 31, 2005. (See "Non-performing Assets" for further discussion.)

We recorded net loan charge-offs of $25 thousand and $36 thousand for the first quarter of 2006 and fourth quarter of 2005, respectively. This compares to net loan loss recoveries of $159 thousand during the first quarter of 2005. A $3.9 million loan loss provision was recorded during the first quarter of 2006. This compares to a provision of $4.0 million during the fourth quarter of 2005 and $3.8 million during the first quarter of 2005. Allowances for loan losses (including general valuation allowances and valuation allowances for impaired loans) totaled $101.4 million or 1.03% of gross loans at March 31, 2006. This compares with $97.6 million or 1.00% at December 31, 2005 and $82.6 million or 1.05% at March 31, 2005.

The mortgage-backed securities portfolio, classified as available-for-sale, was recorded at fair value as of March 31, 2006. An unrealized gain of $100 thousand, net of taxes, was recorded in stockholders' equity as of March 31, 2006. This compares to net unrealized gains of $108 thousand as of December 31, 2005 and $327 thousand as of March 31, 2005.

The investment securities portfolio, classified as available-for-sale, was recorded at fair value as of March 31, 2006. An unrealized loss of $851 thousand, net of taxes, was reflected in stockholders' equity as of March 31, 2006. This compares to net unrealized gains of $327 thousand as of December 31, 2005 and net unrealized gain of $235 thousand as of March 31, 2005.

Asset/Liability Management

Market risk is the risk of loss from adverse changes in market prices and interest rates. Our market risk arises primarily from the interest rate risk inherent in our lending and liability funding activities.

Our interest rate spread typically decreases during periods of increasing interest rates because there is a three-month time lag before changes in COFI, and a two-month time lag before changes in 12MAT, CODI and LIBOR, can be implemented with respect to our adjustable rate loans. Therefore, during periods immediately following interest rate increases, our cost of funds tends to increase faster than the yield earned on our adjustable rate loan portfolio. The reverse is true during periods immediately following interest rate decreases. The composition of our financial instruments that are subject to market risk has not changed materially since December 31, 2005.

The one year GAP (the difference between rate-sensitive assets and liabilities re-pricing within one year or less) was a positive $245.1 million or 2.32% of total assets at March 31, 2006. In comparison, the one year GAP was a positive $233.3 million or 2.23% of total assets at December 31, 2005.

Capital

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and percentages of total capital to assets. The Bank meets the standards necessary to be deemed "well-capitalized" under the applicable regulatory requirements. The following table summarizes our actual capital and required capital at March 31, 2006:

                                                                             Tier 1        Risk-
                                                Tangible      Core        Risk-based       based
                                                 Capital     Capital        Capital       Capital
                                              -----------  ------------  ------------   -----------
                                                              (Dollars in thousands)
Actual Capital:
   Amount                                     $  684,410    $  684,410    $  684,410    $  753,996
   Ratio                                            6.48%         6.48%        12.37%        13.62%
FDICIA minimum required capital:
   Amount                                     $  158,475    $  422,599    $       --    $  442,801
   Ratio                                            1.50%        4.00%            --%         8.00%
FDICIA "well-capitalized" required capital:
   Amount                                     $       --    $  528,249    $  332,100    $  553,501
   Ratio                                              --%          5.0%          6.0%         10.0%

There were no additional investments in the Bank by FirstFed Financial Corp. during the first three months of 2006. During the first quarter of 2005 FirstFed Financial Corp. invested $20 million in the Bank. An additional $90 million was invested in the Bank during the remainder of 2005.

There were no repurchases of common stock during the first three months of 2006 or 2005. There remain 1,472,079 shares eligible for repurchase under our stock repurchase program as of May 1, 2006.

Loan Loss Allowances

Listed below is a summary of activity in our general valuation allowance and the valuation allowance for impaired loans during the periods indicated:

                                                 Three Months Ended March 31, 2006
                                        ---------------------------------------------------
                                          General            Impaired
                                         Valuation           Valuation
                                        Allowances           Allowances           Total
                                        --------------    --------------     --------------
                                                           (In thousands)
        Balance at December 31, 2005    $     97,558      $         --       $     97,558
        Provision for loan losses              3,900                                3,900
        Charge-offs:
           Consumer                              (25)                                 (25)
                                          ------------       -----------         ----------
        Total charge-offs                        (25)               --                (25)
        Recoveries                                --                --                 --
                                          ------------       -----------         ----------
        Net (charge-offs)/recoveries             (25)               --                (25)
                                          ------------       -----------         ----------
        Balance at March 31, 2006       $    101,433      $         --       $    101,433
                                          ============       ===========         ==========

                                                 Three Months Ended March 31, 2005
                                        -------------------------------------------------
                                            General          Impaired
                                           Valuation         Valuation
                                          Allowances         Allowances           Total
                                        --------------    --------------     --------------
                                                           (In thousands)
        Balance at December 31, 2004    $     78,675      $        496       $     79,171
        Provision for loan losses              3,750                --              3,750
        Charge-offs:
             Single family                        (5)               --                 (5)
                                          ------------       -----------        -----------
        Total charge-offs                         (5)               --                 (5)
        Recoveries                               159                --                159
                                          ------------       -----------        -----------
        Balance at March 31, 2005       $     82,579     $         496       $     83,075
                                          ============       ===========        ===========


Management is unable to predict future levels of loan loss provisions. Among other things, loan loss provisions are based on the level of loan charge-offs, foreclosure activity, other risks inherent in the loan portfolio, and the Southern California economy.

Consolidated Statements of Income

We reported consolidated net income of $31.0 million or $1.83 per diluted share of common stock during the first quarter of 2006 compared to $18.5 million or $1.10 per diluted share of common stock during the first quarter of 2005. Net income increased due to growth in net interest income which resulted from growth in average interest-earning assets during the first quarter of 2006 over the same period last year. Also, net interest income increased due to the inclusion of loan prepayment fees and late charges, which had been previously disclosed as non-interest income.

Net Interest Income

Net interest income increased to $74.8 million during the first quarter of 2006 from $52.8 million during the first quarter of 2005. The increase is primarily due to a 32% increase in average interest-earning assets during the first quarter of 2006 over the first quarter of 2005. Interest rate spreads were 2.70% and 2.58% for the first quarter of 2006 and the first quarter of 2005, respectively. The effective net spread was 2.89% for the first quarter of 2006 and 2.70% for the first quarter of 2005.

Effective January 1, 2006, we adopted the change in financial reporting practice implemented by the Office of Thrift Supervision (OTS), our primary regulator. The OTS changed its financial reporting practice for classifying loan prepayment fees and late payment charges to record them as interest income rather than non-interest income. This adjustment by the OTS led to a change in industry practice in the reporting of prepayment fees and late payment charges. Accordingly, we have updated our Consolidated Statements of Income for 2006 and 2005 to include these fees with interest income. This change results in loan prepayment fees being classified in the same category as the amortization of deferred origination costs. Prepayment fees are designed to reimburse the Bank for loan origination costs if the loan pays off early. The reclassification of these fees had no impact on net income, but did affect key financial data, such as the yield on interest-earning assets, the interest rate spread and the effective net spread.

The increase in interest rate spread and effective net spread during the first quarter of 2006 compared to the first quarter of 2005 resulted from the reclassification of loan prepayment fees and late fees to interest income on loans. Prior to the reclassification, the interest rate spread showed a decrease of 0.03% during the first quarter of 2006 compared to the first quarter of 2005. Loan prepayment fees were $7.4 million during the first three months of 2006 compared to $2.6 million during the first three months of 2005. A higher percentage of loans in the Bank's current loan portfolio are subject to prepayment fees than in the past. Prepayment fees are meant to compensate the Bank for the cost of originations. Late payment charges were $325 thousand during the first three months of 2006 compared to $190 thousand during the first three months of 2005.

The following tables sets forth: (i) the average daily dollar amounts of and average yields earned on loans, mortgage-backed securities and investment securities, (ii) the average daily dollar amounts of and average rates paid on savings deposits and borrowings, (iii) the average daily dollar differences,
(iv) the interest rate spreads, and (v) the effective net spreads for the periods indicated:

                                                                During the Three Months
                                                                    Ended March 31,
                                                           --------------------------------
                                                                2006              2005
                                                           -------------      -------------
                                                                (Dollars in thousands)
   Average loans (1)                                     $   9,763,063     $    7,315,647
   Average investment securities                               584,985            494,652
                                                           -------------      -------------
   Average interest-earning assets                          10,348,048          7,810,299
                                                           -------------      -------------
   Average savings deposits                                  4,657,604          3,816,761
   Average borrowings                                        5,177,816          3,578,534
                                                           -------------      -------------
   Average interest-bearing liabilities                      9,835,420          7,395,295
                                                           -------------      -------------
   Excess of interest-earning assets over
      interest-bearing liabilities                       $     512,628     $      415,004
                                                           =============      =============

   Yields earned on average interest-earning assets               6.56%              4.83%
   Rates paid on average interest-bearing liabilities             3.86               2.25
   Interest rate spread                                           2.70               2.58
   Effective net spread (2)                                       2.89               2.70

   Total interest income                                 $     169,800     $       94,401
   Total interest expense                                       94,982             41,580
                                                           -------------      -------------
   Net interest income                                   $      74,818     $       52,821
                                                           =============      =============


(1) Non-accrual loans are included in the average dollar amount of loans outstanding;
    however,  there was no income is  included for the period, in which loans were on non-accrual status.
(2) The effective net spread is a  fraction, the denominator of which is the  average dollar amount of  interest-earning  assets,  and  the  numerator  of which is net interest income (excluding stock dividends  and  miscellaneous  interest income).

Non-Interest Income and Expense

Loan servicing and other fees increased to $710 thousand during the first quarter of 2006 from $84 thousand during the first quarter of 2005. The increase is due to additional fees received for loans brokered to other companies, lower outside appraisal costs and additional fees earned on commercial loans.

Real estate operations resulted in a net loss of $108 thousand during the first quarter of 2006 compared to net income of $248 thousand during the first quarter of 2005. The loss during 2006 is the result of legal and other fees associated with enforcing judgments and liens against borrowers. Real estate operations during the first quarter of 2005 included the sale of a property acquired in settlement of a judgment.

Non-interest expense totaled $19.9 million during the first quarter of 2006 and $18.9 million during the first quarter of 2005. The increase in expenses during the first three months of 2006 compared to the first three months of 2005 resulted primarily from higher occupancy costs associated with the opening of two new retail branches and higher OTS assessments. The ratio of non-interest expense to average total assets fell to 0.76% for the first quarter of 2006 from 0.95% during the first quarter of 2005. The decrease in ratio was brought about a 26% increase in assets from the first quarter of 2005 compared to the first quarter of 2006.

Non-accrual, Past Due, Modified and Restructured Loans

We accrue interest earned but uncollected for every loan without regard to its contractual delinquency status and establish a specific interest allowance for each loan which becomes 90 days or more past due or which is in foreclosure. Loans requiring delinquent interest allowances (non-accrual loans) totaled $7.4 million at March 31, 2006, a slight increase from $6.9 million at March 31, 2005.

The amount of interest allowance for loans 90 days or more delinquent or in foreclosure was $293 thousand as of March 31, 2006 and $310 thousand as of March 31, 2005. The decrease in the interest allowance at March 31, 2006 is due to the fact that several loans in foreclosure were current or in prepaid status as of that date.

We allow loan restructurings that result from temporary modifications of principal and interest payments. Under these arrangements, loan terms are typically reduced to no less than a monthly interest payment required under the note. Any loss of revenues under the modified terms would be immaterial to us. Generally, if the borrower is unable to return to scheduled principal and interest payments at the end of the modification period, foreclosure proceedings are initiated. At March 31, 2006, we had net modified loans totaling $2.0 million. No modified loans were 90 days or more delinquent at March 31, 2006.

We consider a loan impaired when management believes that it is probable that we will not be able to collect all amounts due under the contractual terms of the loan. Estimated impairment losses are recorded as separate valuation allowances and may be subsequently adjusted based upon changes in the measurement of impairment. Impaired loans, disclosed net of valuation allowances, include non-accrual major loans (commercial business loans with an outstanding principal amount greater than or equal to $500 thousand, single-family loans greater than or equal to $1.0 million, and income property loans with an outstanding principal amount greater than or equal to $1.5 million), modified loans, and major loans less than 90 days delinquent in which full payment of principal and interest is not expected to be received.

The following is a summary of impaired loans, net of valuation allowances for impairment, at the dates indicated:

                                           March 31,       December 31,         March 31,
                                              2006             2005               2005
                                        --------------     -------------      -------------
                                                          (In thousands)
      Non-accrual loans                $       4,315      $      3,027        $     4,546
                                        ==============     =============      =============

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

      The following is a summary of information pertaining to impaired loans:

                                                                     At March 31,
                                                           -------------------------------
                                                               2006               2005
                                                           ------------        -----------
                                                                    (In thousands)
    Impaired   loans  without  a  valuation
      allowance ................................           $     4,315        $     4,546
    Impaired   loans   with   a   valuation
      allowance.................................           $        --        $       496
    Valuation    allowance    related    to
      impaired loans............................           $        --        $       496


                                                         Three Months Ended
                                         --------------------------------------------------
                                           March 31,       December 31,         March 31,
                                             2006              2005                2005
                                         -------------     -------------       ------------
                                                           (In thousands)
  Average investment in impaired loans   $     4,349       $     3,703        $     3,484
  Interest income recognized on
    impaired loans.....................  $       107       $        30        $        --
  Interest income recognized on a cash
    basis on impaired loans............  $        99       $        29        $        --

Asset Quality

The following table sets forth certain asset quality ratios at the dates indicated:

                                            March 31,       December 31,        March 31,
                                              2006              2005              2005
                                         -------------      ------------      -------------
Non-performing   loans  to   gross   loans
  receivable (1)                                0.08%             0.05%              0.09%

Non-performing assets to total assets (2)       0.07%             0.05%              0.08%

Loan  loss  allowances  to  non-performing
  loans (3)                                    1,367%            1,965%             1,213%

Loan  loss   allowances   to  gross  loans
  receivable                                    1.03%             1.00%              1.05%


(1)Loans receivable are before deducting unrealized loan fees (costs), general  valuation allowances and valuation allowances for impaired loans.

(2)Non-performing assets are net of valuation allowances related to those assets.

(3)Loan loss allowances include general valuation allowances and valuation allowances for impaired loans.


Non-performing Assets

We define non-performing assets as loans delinquent over 90 days (non-accrual loans), loans in foreclosure and real estate acquired by foreclosure (real estate owned). The following is an analysis of non-performing assets at the dates indicated:

                                           March 31,        December 31,        March 31,
                                             2006               2005             2005
                                        --------------      ------------    ---------------
                                                           (In thousands)
Non-accrual loans:
   Single family                        $      5,712      $      3,569       $      5,438
   Multi-family                                1,680                --                 --
   Other                                          28             1,397              1,413
                                        --------------      ------------    ---------------
     Total non-accrual loans                   7,420             4,966              6,851
                                        --------------      ------------    ---------------
     Total non-performing
     assets                             $      7,420      $      4,966       $      6,851
                                        ==============      ============   ===============


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

Savings deposits are accepted from retail banking offices, telemarketing sources, the internet, and national deposit brokers. The cost of funds, operating margins and net income associated with brokered and telemarketing deposits are generally comparable to the all-in cost of funds, operating margins and net income associated with retail deposits, FHLB borrowings and repurchase agreements. The process of gathering deposits through the internet is in start-up mode and has somewhat higher costs than the other deposit sources. As the cost of each source of funds fluctuates from time to time, based on market rates of interest offered by us and other depository institutions, we select funds from the lowest cost source until the relative costs change. As the cost of funds, operating margins and net income associated with each source of funds are generally comparable; we do not deem the impact of our use of any one of the specific sources of funds to be material at a given time.

Total savings deposits increased by $675.0 million during the first quarter of 2006. The increase in deposits for the first quarter of 2006 is primarily attributable to additional deposits acquired from national brokerage firms ("brokered deposits") and retail banking offices.

Brokered deposits increased by $597.5 million during the first quarter of 2006. As brokered deposits were the lowest cost source of funds during the first quarter, they were used to replace borrowings from the FHLB. Brokered deposits comprised 45.0% and 32.0% of total deposits at March 31, 2006 and March 31, 2005. Because we have sufficient capital to be deemed "well-capitalized" under the standards established by the Office of Thrift Supervision, we may solicit brokered funds without special regulatory approval.

Deposits accepted by retail banking offices increased by $70.0 million during the first quarter of 2006. Retail deposits comprised 53.4% and 66.8% of total deposits as of March 31, 2006 and March 31, 2005. One new retail branch was opened during the first quarter of 2006. We are actively seeking to expand our sources of deposits through the establishment of additional branch offices. We are in various stages of negotiation for additional possible offices. We are continuing to evaluate these and other potential branch sites in the Southern California area. However, there can be no assurance that any of these evaluations will result in the establishment of additional branch offices.

Telemarketing deposits decreased by $19.6 million during the first quarter of 2006. These deposits are normally large deposits from pension plans, managed trusts and other financial institutions. These deposit levels fluctuate based on the attractiveness of our rates compared to returns available to investors on alternative investments. Telemarketing deposits comprised 1.2% and 1.5% of total deposits at March 31, 2006 and March 31, 2005.

We started accepting internet deposits in the later part of 2005 by posting our rates on internet rate boards. Deposits acquired during the first quarter of 2006 totaled $29.6 million compared to $2.4 million during the fourth quarter of 2005.

Total borrowings decreased by $597.7 million during the first quarter of 2006. FHLB advances decreased by $400.5 million during the first quarter of 2006 because lower cost funds were available. Borrowings under reverse repurchase agreements decreased by $197.7 million during the first quarter of 2006 due to principal reductions and payoffs of the mortgage-backed securities used as collateral.

Internal sources of funds include amortized principal payments that can vary based upon borrowers' option to adjust their loan payment amounts, as well as prepayments. The level of prepayment activity fluctuates based upon the availability of loans with lower interest rates and lower monthly payments.

Loan payoffs and principal reductions totaled $624.8 million during the first quarter of 2006 compared to $339.1 million during the first quarter of 2005.

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

                           PART II - OTHER INFORMATION


Item 6.      Exhibits


(3.1) Restated  Certificate of  Incorporation  filed as Exhibit 3.1 to Form 10-K for the fiscal year ended December 31, 1999 and incorporated by reference.
(3.2) Bylaws   filed as  Exhibit  3.2 to Form 10-Q  dated  August  12,  2002 and incorporated by reference.
(4.1) Amended and  Restated  Rights  Agreement  dated as of September  25, 1998,
      filed   as   Exhibit   4.1   to   Form 8-A/A, dated September 25, 1998 and
      incorporated by reference.
(10.1)Deferred  Compensation  Plan  filed as Exhibit  10.3 to Form 10-K for the fiscal  year ended December 31, 1983 and incorporated by reference.
(10.2)Supplemental   Executive  Retirement Plan dated January 16, 1986 filed as
      Exhibit  10.5   to Form 10-K for the  fiscal   year  ended  December  31,
      1992 and incorporated by reference.
(10.3)Change of Control Agreement effective September 26, 1996 filed as Exhibit
      10.4 to Form 10-Q for the Quarter ended September 30, 1996 and Amendment filed as Exhibit 10.3 and 10.4 for change of control to Form 10-Q for the Quarter ended June 30, 2001 and incorporated by reference.
(10.4)1997 Non-employee  Directors  Stock  Incentive Plan filed as Exhibit 1 to
      Form  S-8   dated  August 12, 1997 and Amendment filed as Exhibit 10.5 to
      Form 10-Q for the Quarter ended June 30, 2001, and incorporated by reference.
(21) Registrant's sole subsidiary is First Federal Bank of California, a federal savings bank.
(31.1)Certification  of  Chief Executive  Officer pursuant to Section 302 of the
      Sarbanes-Oxley Act of 2002.
(31.2)Certification  of  Chief Financial  Officer pursuant to Section 302 of the
      Sarbanes-Oxley Act of 2002.
(32.1)Certification  of Chief Executive  Officer  pursuant to 18 U.S.C.  section
      1350,   as  adopted  pursuant  to  Section  906  of the Sarbanes-Oxley Act of 2002.
(32.2)Certification  of  Chief Financial  Officer pursuant to 18 U.S.C.  section
      1350,   as  adopted  pursuant  to  Section  906  of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                     FIRSTFED FINANCIAL CORP.
                                                     Registrant


Date: May 10, 2006                            By:/s/ Douglas J. Goddard
                                                     ------------------
                                                     Douglas J. Goddard
                                                     Chief Financial Officer and
                                                     Executive Vice President

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

(4) The registrant's other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

Dated this 10th day of May 2006.
                                              By:/s/ Babette E. Heimbuch
                                                     -------------------
                                                     Babette E. Heimbuch
                                                     Chief Executive Officer

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

(4) The registrant's other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

Dated this 10th day of May 2006.
                                              By:/s/ Douglas J. Goddard
                                                     ------------------
                                                     Douglas J. Goddard
                                                     Chief Financial Officer

                                  EXHIBIT 32.1


                                CEO CERTIFICATION

The undersigned, as Chief Executive Officer hereby certifies, to the best of her knowledge and belief, that:

        (1) the Form 10-Q of FirstFed Financial Corp. (the "Company") for the quarterly period ended March 31, 2006 (the "Report ") accompanying this certification fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

        (2)   the  information  contained  in the Report fairly presents, in all
              material    respects,   the   consolidated   balance  sheets   and
              consolidated statements of income of the Company for such period.

This certification is made solely for purposes of complying with the provisions of Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

                                                     FIRSTFED FINANCIAL CORP.
                                                     Registrant

Date:   May 10, 2006
                                              By:/s/ Babette E. Heimbuch
                                                     -------------------
                                                     Babette E. Heimbuch
                                                     Chief Executive Officer

                                  EXHIBIT 32.2


                                CFO CERTIFICATION

The undersigned, as Chief Financial Officer hereby certifies, to the best of his knowledge and belief, that:

        (1) the Form 10-Q of FirstFed Financial Corp. (the "Company") for the quarterly period ended March 31, 2006 (the "Report") accompanying this certification fully complies with the requirements of Section 13 (a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

        (2)   the information contained in the Report fairly   presents,  in all
              material    respects,    the    consolidated  balance  sheets  and
              consolidated statements of income of the Company for such period.

This certification is made solely for purposes of complying with the provisions of Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

                                                     FIRSTFED FINANCIAL CORP.
                                                     Registrant

Date:   May 10, 2006
                                              By:/s/ Douglas J. Goddard
                                                     ------------------
                                                     Douglas J. Goddard
                                                     Chief Financial Officer and
                                                     Executive Vice President
                                      28