Form 10-Q
period 2006-06-30
FIRSTFED FINANCIAL CORP
filed 2006-08-08
CIK 810536

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

|X|                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Quarterly Period Ended June 30, 2006

                                       OR

|_|               TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 1-9566

                            FIRSTFED FINANCIAL CORP.
                            ------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                   95-4087449
           --------                                   ----------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

401 Wilshire Boulevard, Santa Monica, California           90401-1490
------------------------------------------------           ----------
(Address of principal executive offices)                   (Zip Code)

                                (310) 319-6000
               (Registrant's telephone number, including area code)

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

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer |X|    Accelerated filer |_|   Non-accelerated filer |_|

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                  Yes    |_|           No    |X|

 As of August 1, 2006, 16,606,647 shares of the Registrant's $.01 par value common stock were outstanding.

================================================================================

                            FirstFed Financial Corp.
                                      Index
                               Report on Form 10-Q
                   For the Quarterly Period Ended June 30, 2006

                                                                            Page
Part I.     Financial Information

            Item 1.  Financial Statements

                     Consolidated  Balance  Sheets as of June 30, 2006,
                     December 31, 2005 and June 30, 2005                       3

                     Consolidated  Statements  of Income  for the three
                     and six months ended June 30, 2006 and 2005               4

                     Consolidated  Statements of Cash Flows for the six
                     months ended June 30, 2006 and 2005                       5

                     Notes to Consolidated Financial Statements                6

            Item 2.  Management's  Discussion and Analysis of Financial
                     Condition and Results of Operations                      11

            Item 3.  Quantitative and Qualitative Disclosures About           24
                     Market Risk

            Item 4.  Controls and Procedures                                  24

Part II.    Other Information  (omitted items are inapplicable)

            Item 6.  Exhibits                                                 25

Signatures                                                                    26

Exhibits
            31.1     Certification of Chief Executive Officer pursuant
                     to Section 302 of the Sarbanes-Oxley Act of 2002         27

            31.2     Certification of Chief Financial Officer pursuant
                     to Section 302 of the Sarbanes-Oxley Act of 2002         28

            32.1     Certification of Chief Executive Officer pursuant
                     to 18 USC Section 1350, as adopted pursuant to
                     Section 906 of the Sarbanes-Oxley Act of 2002            29

            32.2     Certification of Chief Financial Officer pursuant
                     to 18 USC Section 1350, as adopted pursuant to
                     Section 906 of the Sarbanes-Oxley Act of 2002            30


                          PART I - FINANCIAL STATEMENTS
                          Item 1. Financial Statements

                     FirstFed Financial Corp. and Subsidiary
                           Consolidated Balance Sheets
                        (In thousands, except share data)
                                   (Unaudited)

                                           June 30,      December 31,      June 30,
                                             2006            2005            2005
                                         -------------   -------------   -------------
ASSETS
Cash and cash equivalents              $      77,690   $      93,192   $      52,356
Investment securities,
  available-for-sale (at fair value)         313,878         294,017         192,652
Mortgage-backed securities,
  available-for-sale (at fair value)          64,791          74,254          85,351
Loans receivable, held for sale
  (fair value $50,469,$2,893
  and $8,842)                                 49,926           2,873           8,768
Loans receivable, net of allowances
  for loan losses of $103,875, $97,558
  and $86,594                              9,413,935       9,678,260       8,680,970
Accrued interest and dividends
  receivable                                  55,232          48,973          36,916
Real estate held for investment                   --              --             669
Office properties and equipment, net          16,429          15,759          15,508
Investment in Federal Home Loan
  Bank (FHLB) stock, at cost                 206,649         205,696         163,227
Other assets                                  56,139          43,925          42,252
                                         -------------   -------------   -------------
                                       $  10,254,669   $  10,456,949   $   9,278,669
                                         =============   =============   =============

LIABILITIES
Deposits                               $   5,517,702   $   4,371,657   $   3,980,714
FHLB advances                              2,909,000       4,155,500       3,426,913
Securities sold under agreements
  to repurchase                            1,000,000       1,163,684       1,230,978
Senior debentures                            100,000         100,000          50,000
Accrued expenses and other
liabilities                                   92,119          95,269          73,814
                                         -------------   -------------   -------------
                                           9,618,821       9,886,110       8,762,419
                                         -------------   -------------   -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, par value $.01 per
share;
  authorized 100,000,000 shares;
  issued 23,799,999, 23,761,825
  and 23,737,495 shares;
  outstanding 16,605,403, 16,567,229
  and 16,542,899 shares                          238             238             237
Additional paid-in capital                    46,860          44,147          41,800
Retained earnings                            704,362         640,900         589,379
Unreleased shares to employee
  stock ownership plan                          (594)         (1,104)         (2,515)
Treasury stock, at cost, 7,194,596
  shares                                    (113,776)       (113,776)       (113,776)
Accumulated other comprehensive
  (loss) income, net of taxes                 (1,242)            434           1,125
                                         -------------   -------------   -------------
                                             635,848         570,839         516,250
                                         -------------   -------------   -------------
                                       $  10,254,669   $  10,456,949   $   9,278,669
                                         =============   =============   =============

The accompanying notes are an integral part of these consolidated financial statements.

                     FirstFed Financial Corp. and Subsidiary
                        Consolidated Statements of Income
                   (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                  Three months ended June 30,   Six months ended June 30,
                                                  ---------------------------    ---------------------------
                                                      2006           2005            2006           2005
                                                  ------------   ------------    ------------   ------------
Interest and dividend income:
   Interest on loans  (1)                        $   170,914    $   108,983     $   333,502    $   198,840
   Interest on mortgage-backed securities                717            698           1,423          1,426
   Interest and dividends on investments               6,934          3,742          13,440          7,558
                                                  ------------   ------------    ------------   ------------
      Total interest income                          178,565        113,423         348,365        207,824
                                                  ------------   ------------    ------------   ------------
Interest expense:
   Interest on deposits                               51,026         20,667          89,940         38,021
   Interest on borrowings                             53,623         34,360         109,691         58,586
                                                  ------------   ------------    ------------   ------------
      Total interest expense                         104,649         55,027         199,631         96,607
                                                  ------------   ------------    ------------   ------------

Net interest income                                   73,916         58,396         148,734        111,217
Provision for loan losses                              2,500          4,000           6,400          7,750
                                                  ------------   ------------    ------------   ------------
Net interest income after
   provision for loan losses                          71,416         54,396         142,334        103,467
                                                  ------------   ------------    ------------   ------------

Other income:
   Loan servicing and other fees (1)                     619            178           1,329            262
   Banking service fees                                1,625          1,445           3,200          2,768
   Gain on sale of loans                               1,938             --           2,083             --
   Real estate operations, net                           245             27             137            275
   Other operating income                                195            110             356            207
                                                  ------------   ------------    ------------   ------------
      Total other income                               4,622          1,760           7,105          3,512
                                                  ------------   ------------    ------------   ------------

Non-interest expense:
   Salaries and employee benefits                     11,798         11,582          24,092         23,755
   Occupancy                                           2,591          2,480           5,229          4,775
   Advertising                                           635            260             799            352
   Amortization of core deposit intangible               498            499             997            998
   Federal deposit insurance                             138            131             282            247
   Legal                                                 265            557             733          1,073
   Other operating expense                             3,491          3,177           7,200          6,353
                                                  ------------   ------------    ------------   ------------
      Total non-interest expense                      19,416         18,686          39,332         37,553
                                                  ------------   ------------    ------------   ------------

Income before income taxes                            56,622         37,470         110,107         69,426
Income taxes                                          24,113         15,785          46,645         29,249
                                                  ------------   ------------    ------------   ------------
Net income                                       $    32,509    $    21,685     $    63,462    $    40,177
                                                  ============   ============    ============   ============

Net income                                       $    32,509    $    21,685     $    63,462    $    40,177
Other comprehensive income, net of taxes                (491)           562          (1,676)           238
                                                  ------------   ------------    ------------   ------------
Comprehensive income                             $    32,018    $    22,247     $    61,786    $    40,415
                                                  ============   ============    ============   ============

Earnings per share:
   Basic                                         $      1.96    $      1.31     $      3.83    $      2.44
                                                  ============   ============    ============   ============
   Diluted                                       $      1.92    $      1.29     $      3.75    $      2.38
                                                  ============   ============    ============   ============

Weighted average shares outstanding:
   Basic                                          16,594,058     16,510,775      16,586,062     16,496,890
                                                  ============   ============    ============   ============
   Diluted                                        16,904,414     16,871,375      16,902,458     16,868,365
                                                  ============   ============    ============   ============

(1) Reflects the reclassification of prepayment fees and late payment charges to interest income from non-interest income.

The accompanying notes are an integral part of these consolidated financial statements.

                     FirstFed Financial Corp. and Subsidiary
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                       Six months ended June 30,
                                                                    -------------------------------
                                                                         2006             2005
                                                                    --------------   --------------
   CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                    $      63,462    $      40,177
     Adjustments to reconcile net income to
      Net cash provided by operating activities:
       Net change in loans held-for-sale                                 (47,053)          (8,768)
          Depreciation and amortization                                    1,067              912
          Provision for loan losses                                        6,400            7,750
          Amortization of fees and premiums/discounts                     25,804            4,736
          Increase in interest income accrued in excess
            of borrower payments                                         (73,738)         (14,915)
          Gain on sale of loans                                           (2,083)              --
          Decrease in servicing asset                                         29               33
          FHLB stock dividends                                              (953)          (2,902)
          Change in taxes                                                (14,249)         (11,042)
          Increase in interest and  dividends receivable                  (6,259)         (12,801)
          Increase in interest payable                                     5,859           18,589
          Amortization of core deposit intangible asset                      997              998
          Decrease in other assets                                        (6,025)           2,700
          Increase (decrease) in accrued expenses
            and other liabilities                                         (2,160)           2,414
                                                                    --------------   --------------
           Total adjustments                                            (112,364)         (12,296)
                                                                    --------------   --------------
          Net cash (used in) provided by operating activities            (48,902)          27,881
                                                                    --------------   --------------

   CASH FLOWS FROM INVESTING ACTIVITIES:
     Loans made to customers and principal collections on loans, net     142,745       (1,813,355)
     Loan sales                                                          185,263               --
     Net change in unearned loan fees                                    (16,606)         (27,702)
     Proceeds from maturities and principal payments
       of investment securities, available-for-sale                       42,692           58,194
     Principal reductions on mortgage-backed securities,
       available for sale                                                  9,438           11,787
     Purchase of investment securities, available for sale               (65,481)              --
     Purchases of FHLB stock                                                  --          (16,900)
     Purchases of premises and equipment                                  (1,737)            (539)
                                                                    --------------   --------------
          Net cash provided by (used in) investing activities            296,314       (1,788,515)

   CASH FLOWS FROM FINANCING ACTIVITIES:
     Net increase in deposits                                          1,146,045          219,549
     Net increase (decrease) in short term borrowings                 (1,355,184)       1,721,291
     Net decrease in long term borrowings                                (55,000)        (205,000)
     Net increase in advanced payments by
       borrowers for taxes and insurance                                     135            3,156
     Other                                                                 1,090            5,651
                                                                    --------------   --------------
          Net cash (used in) provided by financing activities           (262,914)       1,744,647

     Net decrease in cash and cash equivalents                           (15,502)         (15,987)
     Cash and cash equivalents at beginning of period                     93,192            68,343
                                                                    --------------   --------------
     Cash and cash equivalents at end of period                    $      77,690    $      52,356
                                                                    ==============   ==============

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

 4. Effective January 1, 2006, the Company adopted a change in financial reporting practice implemented by the Office of Thrift Supervision (OTS), the Bank's primary regulator. The OTS changed its financial reporting practice for classifying loan prepayment fees and late payment charges to record them as interest income rather than non-interest income. This adjustment by the OTS led to a change in industry practice in the reporting of loan prepayment fees and late payment charges. Accordingly, the Consolidated Statements of Income for the second quarters of 2006 and 2005 have been updated to include these fees with interest income. The change results in loan prepayment fees being classified in the same category as the amortization of deferred origination costs. Prepayment fees are designed to reimburse the Bank for loan origination costs if the loan pays off early. The reclassification of these fees had no impact on net income, but did affect key financial data, such as the yield on interest-earning assets, the interest rate spread and the effective net spread. Prepayment fees were $7.7 million and $15.1 million during the second quarter and first six months of 2006, respectively, and $4.1 million and $6.7 million during the second quarter and first six months of 2005, respectively. Late payment charges were $301 thousand and $626 thousand during the second quarter and first six months of 2006, respectively, and $221 thousand and $410 thousand during the second quarter and first six months of 2005, respectively.

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

 The fair value recognition requirement applies only to new awards or awards modified after January 1, 2006. Additionally, the fair value of existing unvested awards at the date of adoption is recorded as compensation expense over the period which an employee is required to provide service in exchange for the award, which, for the Company, is the vesting period of the options. The results from prior periods have not been restated. As a result of adopting this statement, the Company recorded stock-based compensation expense of $403 thousand net of tax for the second quarter of 2006 and $806 thousand, net of tax, for the first six months of 2006. The tax benefit recognized for stock-based compensation expense was $67 thousand for the second quarter of 2006 and $134 thousand for the first six months of 2006.

 At June 30, 2006 the Company had two share-based compensation programs, the 1994 Stock Option and Appreciation Rights Plan ("1994 Plan") and the 1997 Non-employee Directors Stock Incentive Plan ("Directors 1997 Plan"). On April 26, 2006, the stockholders of the Company adopted the 2007 Non-employee Directors Restricted Stock Plan ("2007 Plan"). Upon registration of the 2007 Plan (expected to occur in the latter half of 2006), the Directors 1997 Plan will be terminated, and no new grants will be made under the Directors 1997 Plan. At June 30, 2006, the number of shares authorized for option awards under the 1994 Plan totaled 1,855,166.

 Options under each plan are granted with an exercise price equal to the market price of the Company's stock at the date of grant. Options granted under the 1994 Plan usually vest over a six year period and have a maximum contractual term of 10 years. Options granted to non-employee directors under the 1997 Plan vest in one year and have a maximum contractual term of 10 years.

 The fair value of each grant has been estimated as of the grant date using the Black-Scholes option valuation model. The expected life is estimated based on the actual weighted average life of historical exercise activity of the grantee population. The volatility factors are based on the historical volatilities of the Company's stock, and these are used to estimate volatilities over the expected life of the options. The risk-free interest rate is the implied yield available on zero coupons (U.S. Treasury Rate) at the grant date with a remaining term equal to the expected life of the options. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive stock incentive awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company.

 There were no options granted during the second quarter of 2006. The following weighted average assumptions were used for options granted during the first quarter of 2006: expected volatility of 30%; risk-free interest rate of 4.5%; and expected average life of 6.6 years. The weighted average fair value of options granted during the first quarter of 2006 under the 1994 Plan was $24.30 and the weighted average fair value for options granted under the 1997 Plan was $22.72.

 The following is a summary of stock option transactions during the quarter ended June 30, 2006:

                                                                     Weighted
                                                        Weighted      Average       Aggregate
                                                        Average      Remaining      Intrinsic
                                                        Exercise    Contractual       Value
   Stock Options:                            Shares      Price         Term       (In thousands)
   ---------------------------------------------------------------------------------------------------

   Outstanding  at  April  1, 2006           894,819      $35.70
   Granted                                        --          --
   Exercised                                  (3,133)      20.89
   Forfeited                                 (20,986)      51.77
                                           -----------  ----------
   Outstanding  at  June  30, 2006           870,700       35.37       6.04          $19,633
                                           ===========  ==========  ===========    ===========

 The following is a summary of stock option transactions during the six months ended June 30, 2006:

                                                                     Weighted
                                                        Weighted      Average       Aggregate
                                                        Average      Remaining      Intrinsic
                                                        Exercise    Contractual       Value
   Stock Options:                            Shares      Price         Term       (In thousands)
   ---------------------------------------------------------------------------------------------------

   Outstanding  at January 1, 2006           758,081      $29.70
   Granted                                   180,115       58.73
   Exercised                                 (38,174)      23.21
   Forfeited                                 (29,322)      51.37
                                           -----------  ----------

   Outstanding  at  June  30, 2006           870,700       35.37       6.04          $19,633
                                           ===========  ==========  ===========    ===========

   Exercisable  at  June  30, 2006           452,948       19.70       3.90          $17,197
                                           ===========  ==========  ===========    ===========

 The total intrinsic value of options exercised during the second quarter and first six months of 2006 was $133 thousand and $1.4 million, respectively. Cash received from options exercised during the second quarter and first six months of 2006 totaled $65 thousand and $886 thousand, respectively.

 A summary of the Company's non-vested shares during the quarter ended June 30, 2006 is presented below:

                                                         Weighted
                                                         Average
                                                        Grant-Date
Non-vested shares:                           Shares     Fair Value
--------------------------------------------------------------------

Non-vested  at  April  1, 2006               438,738      $18.73
Granted                                           --          --
Vested                                            --          --
Forfeited                                    (20,986)      20.58
                                           -----------
Non-vested  at  June  30, 2006               417,752      $18.64
                                           ===========

 A summary of the Company's non-vested shares during the six months ended June 30, 2006 is presented below:

                                                         Weighted
                                                         Average
                                                        Grant-Date
Non-vested shares:                           Shares     Fair Value
--------------------------------------------------------------------

Non-vested  at January 1, 2006               367,899      $14.37
Granted                                      180,115       24.05
Vested                                      (100,940)      12.30
Forfeited                                    (29,322)      20.20
                                           -----------
Non-vested  at  June  30, 2006               417,752      $18.64
                                           ===========

 As of June 30, 2006, the unrecognized cost related to non-vested share-based compensation plans totaled $3.9 million.

 The pro-forma disclosure below is provided for the second quarter and first six months of 2005 because the Company did not adopt SFAS 123R until January 1, 2006 (in thousands, except per share data):

                                           Three Months Ended  Six Months Ended
                                             June 30, 2005      June 30, 2005
                                           -----------------   -----------------

  Net income as reported............      $         21,685    $         40,177
  Deduction:
   Total stock-based compensation
   expense determined under
   fair-value-based method for all
   awards, net of tax...............                  (366)               (561)
                                           -----------------   -----------------
   Pro-forma net income.............      $         21,319    $         39,616
                                           =================   =================

  Earnings per share:
  Basic:
    As reported.....................      $           1.31    $           2.44
    Pro-forma.......................      $           1.29    $           2.40

  Diluted:
    As reported.....................      $           1.29    $           2.38
    Pro-forma.......................      $           1.26    $           2.35

 The fair value of each option grant was estimated as of the grant date using the Black-Scholes option pricing model with the following weighted average assumptions for grants during 2005: expected volatility of 31%; risk-free interest rate of 4.2%; and expected average life of 5.5 years. The weighted average grant-date fair value for options granted during 2005 was $19.34.

 6. The following table sets forth the net periodic benefit cost attributable to the Company's Supplementary Executive Retirement Plan:

                                                               Pension Benefits
                                             -------------------------  -------------------------
                                                 Three months ended         Six months ended
                                                      June 30,                  June 30,
                                             -------------------------  -------------------------
                                                 2006         2005          2006          2005
                                             -----------  ------------  ------------  -----------
                                                                (In thousands)
  Service cost.........................     $       73   $       141   $       146   $      282
  Interest cost........................            196           167           392          334
  Amortization of net loss.............            112            57           224          114
  Amortization of prior service cost...             --             4            --            8
                                             -----------  ------------  ------------  -----------
    Net periodic benefit cost..........     $      381   $       369   $       762   $      738
                                             ===========  ============  ============  ===========

Weighted Average Assumptions

  Discount rate........................           5.50%         5.75%         5.50%        5.75%
  Rate of compensation increase........           4.00%         4.00%         4.00%        4.00%
  Expected return on plan assets.......            N/A           N/A           N/A          N/A

 The Company does not expect any significant changes to the amounts previously disclosed as contributions for benefit payments.


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

 In February 2006, SFAS Statement No. 155 Accounting for Certain Hybrid Financial Instruments was issued. This statement amends FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. This statement's objective with respect to Statement 133 is to permit fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It also eliminated the guidance in Statement 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interest in Securitized Financial Assets," which provided that a beneficial interest in securitized financial assets is not subject to the provisions of Statement 133. The primary objective of this statement with respect to Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, is to eliminate a restriction on the passive derivative instrument that a qualified special-purpose entity (SPE) may hold. The Company has no derivative instruments or hedging activity within the scope of this statement.

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

 The Securities and Exchange Commission ("SEC") maintains a web site which contains reports, proxy and information statements, and other information pertaining to registrants that file electronically with the SEC, including the Company. The internet address is: www.sec.gov. In addition, our periodic and
 current   reports   are   available   free  of   charge  on  our   website   at
 www.firstfedca.com as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.

 Note regarding forward-looking statements: This quarterly report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). All statements, other than statements of historical facts, included in this quarterly report that address activities, events or developments that we expect, believe or anticipate will or may occur in the future, are forward-looking statements. These statements are based on certain assumptions and analyses made by us in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. These forward-looking statements are subject to various factors, many of which are beyond our control, which could cause actual results to differ materially from such statements. Such factors include, but are not limited to, the general business environment, interest rate fluctuations that may affect operating margins, the California real estate market, branch openings, competitive conditions in the business and geographic areas in which we conduct our business, and regulatory actions. In addition, these forward-looking statements are subject to assumptions as to future business strategies and decisions that are subject to change. We make no guarantees or promises regarding future results and assume no responsibility to update such forward-looking statements.


Consolidated Balance Sheets

 At June 30, 2006, FirstFed Financial Corp. ("Company"), the holding company for First Federal Bank of California and its subsidiaries ("Bank"), had consolidated stockholders' equity of $635.8 million compared to $570.8 million at December 31, 2005 and $516.3 million at June 30, 2005. Consolidated total assets at June 30, 2006 were $10.3 billion compared to $10.5 billion at December 31, 2005 and $9.3 billion at June 30, 2005. Assets decreased during the first six months of 2006 as loan originations fell to $1.3 billion from $2.6 billion during the first six months of 2005. Loan originations fell during 2006 due to a cooling in the California real estate market and modifications to our lending programs. Also, there was a reduction in demand for adjustable rate loans due to a rise in short term interest rates. Loan payoffs and principal reductions totaled $1.4 billion during the first six months of 2006 compared to $780.8 million during the first six months of 2005.

 Because substantially all of our loans are collateralized by properties located in California, we continuously monitor the California real estate market and the sufficiency of the collateral supporting our real estate loan portfolio. We consider several factors including the property location, the date of loan origination, the original loan-to-value ratio and the current loan-to-value ratio.

 The California real estate market has experienced record levels of real estate activity during the last several years, but the activity has begun to slow during 2006. According to the California Association of Realtors ("CAR") report released July 25, 2006, home resale activity decreased 26% during June of 2006 compared to the level recorded during June of 2005. As a result of lower unit sales, the inventory of unsold homes (the number of months needed to deplete the supply of homes on the market at the current sales rate) increased to 6.2 months during June of 2006 from 2.5 during June of 2005. Even at the slower sales pace, the median price of a single family home in California has continued to increase during 2006. According to CAR, the median sales price of a single family home in California rose to $576 thousand during June of 2006, up 6% from the level during June of 2005 and up 2% from the previous month.

 The rapid increases in California real estate prices have cooled substantially over the last several months. The UCLA Anderson Forecast for California June 2006 report ("UCLA Report") predicts a flat housing market and a slower economy for the state. The UCLA Report forecasts this scenario based on a predicted rate of employment loss and the historical record showing that home prices do not usually fall in the absence of a higher rate of job loss.


Lending Activities

 The following table summarizes total loan originations by property type for the periods indicated:

                                             Six months ended
                                                 June 30,
                                       ---------------------------
                                           2006           2005
                                       ------------   ------------
                                              (In thousands)
   Single family                       $ 1,158,306    $ 2,277,745
   Multi-family and commercial             148,618        314,494
   Other (1)                                17,303         25,553
                                       ------------   ------------
    Total                              $ 1,324,227    $ 2,617,792
                                       ===========    ============

(1) Includes consumer loans and commercial business loans.


 The following table summarizes single family loan originations by borrower documentation type for the periods indicated:

                                             Six months ended
                                                 June 30,
                                           2006           2005
                                       ------------   ------------
                                              (In thousands)
   Verified Income/Verified Asset      $   244,833    $   396,295
   Stated Income/Verified Asset            314,546        758,643
   Stated Income/Stated Asset              366,718        809,102
   No Income/No Asset                      232,209        313,705
                                       ------------   ------------
    Total                              $ 1,158,306    $ 2,277,745
                                       ============   ============

 On Verified Income/Verified Asset loans ("VIVA"), the borrower includes information on his/her income and assets, which are then verified. Loans that allow for a reduced level of documentation at origination are a significant percentage of single family loans originated in our market areas. On Stated Income/Stated Asset ("SISA") loans, the borrower includes information on his/her level of income and assets that is not subject to verification. On Stated Income/Verified Assets ("SIVA") loans, the borrower includes information on his/her level of income and that information is not subject to verification; while information provided by the borrower on his/her assets is verified. For No Income/No Asset ("NINA") loans, the borrower is not required to submit information on his/her level of income or assets; however, all single family loans require full credit reports and appraisals. All multi-family loans and other real estate loans require full documentation by the borrowers.

 The following table shows the composition of our single family loan portfolio by borrower documentation type at the dates indicated:

                                         June 30,       December 31,       June 30,
   Documentation Type:                    2006             2005             2005
                                      --------------   --------------   --------------
                                                     (In thousands)
   Verified Income/Verified Asset    $   1,441,640    $   1,444,640    $   1,374,598
   Stated Income/Verified Asset          2,287,280        2,361,778        1,927,622
   Stated Income/Stated Asset            2,637,369        2,777,116        2,361,741
   No Income/No Asset                      834,472          777,942          637,534
                                      --------------   --------------   --------------
       Total                         $   7,200,761    $   7,361,476    $   6,301,495
                                      ==============   ==============   ==============

 We attempt to mitigate the inherent risk of making reduced documentation loans by evaluating the other characteristics of the loans, such as the creditworthiness of the borrower and the loan-to-value ratio based on the collateral's appraised value at the origination date. The underwriting of these loans is based on the borrower's credit score, credit history and the value of the collateral. The creditworthiness of the borrower is based on the borrower's credit score ("FICO"), prior use of and repayment of credit, job history and stability. The average borrower FICO score and average loan-to-value ratio on single family loan originations were 720 and 73%, respectively, for the first six months of 2006, compared to 713 and 74%, respectively, for the comparable 2005 period.

 The following table shows the composition of our single family loan portfolio at the dates indicated by original loan-to-value ratio:

                                         June 30,       December 31,       June 30,
Original LTV Ratio:                       2006             2005             2005
                                      --------------   --------------   --------------
                                                     (In thousands)
   <65%                              $   1,403,038    $   1,416,329    $   1,209,605

   65-70%                                  814,673          837,964          708,682

   70-75%                                  907,344          931,461          819,733

   75-80%                                3,368,773        3,349,640        2,703,983

   80-85%                                  140,333          162,115          169,807

   85-90%                                  467,687          544,825          566,551

   >90%                                    98,913           119,142          123,134
                                      --------------   --------------   --------------
       Total                         $   7,200,761    $   7,361,476    $   6,301,495
                                      ==============   ==============   ==============

 The following table shows the composition of our single family loan portfolio at the dates indicated by the FICO score of the borrower at origination:


FICO Score at Origination:            June 30,     December 31,      June 30,
                                       2006            2005            2005
                                   -------------   -------------   -------------
                                                  (In thousands)
      <620                        $     46,677    $     53,059    $     59,077

      620-659                          639,573         644,412         580,505

      660-719                        3,296,485       3,430,230       2,996,284

      >720                           3,164,583       3,171,315       2,597,544

      Not Available                     53,443          62,460          68,085
                                   -------------   -------------   -------------
      Total                       $  7,200,761    $  7,361,476    $  6,301,495
                                   =============   =============   =============

 The following table summarizes total loan originations by type of index for the periods indicated:

                                                         Six months ended
                                                             June 30,
                                                   -----------------------------
                                                     2006             2005
                                                   -------------   -------------
                                                           (In thousands)
     Adjustable:
        CODI                                      $    127,858    $  2,142,396
        12MAT                                          352,809         367,963
        COFI                                           805,050          83,967
        Other                                           17,973          22,991
        Hybrid and Fixed:                               20,537             475
                                                   -------------   -------------
     Total                                        $  1,324,227    $  2,617,792
                                                   =============   =============

 At June 30, 2006, 96.68% of our loan portfolio was invested in adjustable rate products. Loans with interest rates that adjust monthly based on the 3-Month Certificate of Deposit Index ("CODI") comprised 53.27% of the loan portfolio. Loans with interest rates that adjust monthly based on the 12-month average U.S. Treasury Security rate ("12MAT") comprised 19.24% of the loan portfolio. Loans with interest rates that adjust monthly based on the Federal Home Loan Bank ("FHLB") Eleventh District Cost of Funds Index ("COFI") comprised 22.48% of the loan portfolio. Loans with interest rates that adjust monthly based on the London Inter-Bank Offering Rate ("LIBOR") and other indices comprised 1.69% of the loan portfolio.

 Our adjustable rate loan products allow for negative amortization when a scheduled monthly payment is not sufficient to pay the monthly interest accruing on the loan. Negative amortization, which results when unpaid interest earned by the Bank is added to borrowers' loan balances, totaled $136.4 million at June 30, 2006, $62.6 million at December 31, 2005 and $20.4 million at June 30, 2005. Negative amortization increased by $37.9 million and $73.7 million during the second quarter and first six months of 2006. This compares to increases of $10.0 million and $14.9 million during the second quarter and first six months of 2005. Negative amortization has increased over the last few quarters primarily due to rising interest rates. The portfolio of single family loans with a one-year fixed payment period totaled $4.9 billion at June 30, 2006, $4.6 billion at December 31, 2005 and $3.7 billion at June 30, 2005. The portfolio of single family loans with three-to-five year fixed payment periods totaled $2.3 billion at June 30, 2006 and $2.7 billion at December 31, 2005, and $2.6 billion at June 30, 2005. Negative amortization was 1.89% of all single family loans with fixed payment periods in the Bank's portfolio as of June 30, 2006. This compares to 0.86% at December 31, 2005 and 0.32% at June 30, 2005.

 The amount of negative amortization that may occur in the loan portfolio is uncertain and is influenced by a number of factors outside of our control, including changes in the underlying index, the amount and timing of borrowers' monthly payments, and unscheduled principal payments. If the applicable index were to increase and remain at relatively high levels, the amount of deferred interest occurring in the loan portfolio would be expected to trend higher, absent other mitigating factors such as increased prepayments or borrowers making monthly payments that meet or exceed the amount of interest then accruing on their mortgage loans. Similarly, if the index were to decline and remain at relatively low levels, the amount of negative amortization occurring in the loan portfolio would be expected to trend lower.

 The following table shows the components of our loan portfolio (including loans held for sale) by type at the dates indicated:

                                            June 30,     December 31,       June 30,
                                             2006            2005            2005
                                         -------------   -------------   -------------
                                                         (In thousands)
   REAL ESTATE LOANS:
    First trust deed residential loans
      One-to-four units                 $  7,200,761    $  7,361,476    $  6,301,495
      Five or more units                   1,930,261       1,942,021       1,968,034
                                         -------------   -------------   -------------
        Residential loans                  9,131,022       9,303,497       8,269,529

   OTHER REAL ESTATE LOANS:
      Commercial and industrial              238,071         257,560         301,016
      Construction                                --           4,910              --
      Second trust deeds                       3,333           6,505           5,128
      Other                                    4,322              --           3,834
                                         -------------   -------------   -------------
        Real estate loans                  9,376,748       9,572,472       8,579,507

   NON-REAL ESTATE LOANS:
      Deposit accounts                           496             595             493
      Commercial business loans               82,446          80,186          75,919
      Consumer                                49,145          57,399          62,810
                                         -------------   -------------   -------------
        Loans receivable                   9,508,835       9,710,652       8,718,729

   LESS:
      General valuation allowances -
        loan portfolio                       103,875          97,558          85,494
      Valuation allowances -
        impaired loans                            --              --           1,100
      Deferred loan origination
        costs, net                           (58,901)        (68,039)        (57,603)
                                         -------------   -------------   -------------
      Net loans receivable              $  9,463,861    $  9,681,133    $  8,689,738
                                         =============   =============   =============

 Our non-performing assets to total assets ratio was 0.07% at June 30, 2006, compared to 0.05% at December 31, 2005 and 0.07% at June 30, 2005. (See "Non-performing Assets" for further discussion.)

 We recorded net loan charge-offs of $58 thousand and $83 thousand for the second quarter and first six months of 2006, respectively. This compares to net loan charge-offs of $486 thousand and $327 thousand during the second quarter and first six months of 2005, respectively. Allowances for loan losses (including general valuation allowances and valuation allowances for impaired loans) totaled $103.9 million or 1.09% of gross loans outstanding at June 30, 2006. This compares with $97.6 million or 1.00% at December 31, 2005 and $86.6 million or 0.99% at June 30, 2005.

 The mortgage-backed securities portfolio, classified as available-for-sale, was recorded at fair value as of June 30, 2006. An unrealized gain of $94 thousand, net of taxes, was recorded in stockholders' equity as of June 30, 2006. This compares to net unrealized gains of $108 thousand as of December 31, 2005 and $466 thousand as of June 30, 2005.

 The investment securities portfolio, classified as available-for-sale, was recorded at fair value as of June 30, 2006. An unrealized loss of $1.3 million, net of taxes, was reflected in stockholders' equity as of June 30, 2006. This compares to net unrealized gains of $327 thousand as of December 31, 2005 and net unrealized gain of $659 thousand as of June 30, 2005.


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

 The one year GAP, the difference between rate-sensitive assets and liabilities re-pricing within one year or less, was a positive $424.8 million or 4.14% of total assets at June 30, 2006. In comparison, the one year GAP was a positive $445.2 million or 4.26% of total assets at December 31, 2005. (The December 31, 2005 dollar amounts and percentages have been adjusted to include FHLB stock, which was not initially included in interest-earning assets at the end of that period.)

Capital

 Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and percentages of total capital to assets. The Bank meets the standards necessary to be deemed "well-capitalized" under the applicable regulatory requirements. The following table summarizes our actual capital and required capital at June 30, 2006:

                                                                        Tier 1
                                               Tangible      Core     Risk-based  Risk-based
                                                Capital     Capital     Capital     Capital
                                              ----------  ----------  ----------  ----------
                                                            (Dollars in thousands)
Actual Capital:
   Amount                                    $ 718,769   $ 718,769   $ 718,769   $ 786,283
   Ratio                                          7.01%       7.01%      13.40%      14.66%
FDICIA minimum required capital:
   Amount                                    $ 153,848   $ 410,260   $      --   $ 429,178
   Ratio                                          1.50%       4.00%         --        8.00%
FDICIA "well-capitalized" required capital:
   Amount                                    $      --   $ 512,825   $ 321,884   $ 536,473
   Ratio                                            --         5.0%        6.0%       10.0%

 There were no additional investments in the Bank by the Company during the first six months of 2006. During the second quarter of 2005 the Company invested $20 million in the Bank. An additional $90 million was invested in the Bank during the remainder of 2005.

 There were no repurchases of common stock during the first six months of 2006 or 2005. There remain 1,472,079 shares eligible for repurchase under our stock repurchase program as of August 1, 2006.


Loan Loss Allowances

 Listed below is a summary of activity in our general valuation allowance and the valuation allowance for impaired loans during the periods indicated:

                                                    Six Months Ended June 30, 2006
                                              ------------------------------------------
                                                General       Impaired
                                               Valuation      Valuation
                                               Allowances     Allowances        Total
                                              ------------   ------------   ------------
                                                           (In thousands)
        Balance at December 31, 2005:        $    97,558    $        --    $    97,558
        Provision for loan losses                  6,400             --          6,400
        Charge-offs:
           Consumer loans                            (60)            --            (60)
           Commercial business loans                 (26)            --            (26)
                                              ------------   ------------   -----------
        Total charge-offs                            (86)            --            (86)
        Recoveries                                     3             --              3
                                              ------------   ------------   -----------
        Net (charge-offs)/recoveries                 (83)            --            (83)
                                              ------------   ------------   -----------
        Balance at June 30, 2006:            $   103,875    $        --    $   103,875
                                              ============   ============   ===========

                                                    Six Months Ended June 30, 2005
                                              ------------------------------------------
                                                General       Impaired
                                               Valuation      Valuation
                                               Allowances     Allowances        Total
                                              ------------   ------------   ------------
                                                           (In thousands)
        Balance at December 31, 2004:        $    78,675    $       496    $    79,171
        Provision for loan losses                  6,650          1,100          7,750
        Charge-offs:
           Single family                              (5)            --             (5)
           Commercial                                 --           (496)          (496)
                                              ------------   ------------   -----------
        Total charge-offs                             (5)          (496)          (501)
        Recoveries                                   174             --            174
                                              ------------   ------------   -----------
        Net (charge-offs)/recoveries                 169           (496)          (327)
                                              ============   ============   ===========
        Balance at June 30, 2005:            $    85,494    $     1,100    $    86,594
                                              ============   ============   ===========

 Management is unable to predict future levels of loan loss provisions. Among other things, loan loss provisions are based on the level of loan charge-offs, foreclosure activity, other risks inherent in the loan portfolio, and the California economy.

Consolidated Statements of Income

 We reported consolidated net income of $32.5 million or $1.92 per diluted share of common stock during the second quarter of 2006, compared to $21.7 million or $1.29 per diluted share of common stock during the second quarter of 2005. Net income increased during the second quarter of 2006 due to growth in net interest income, which resulted from growth in average interest-earning assets and an increase in loan prepayment fee income compared to the same quarter of 2005. Also, net income increased during the second quarter of 2006 compared to the same quarter of 2005 due to lower provisions for loan losses and gains recorded on the sale of loans.

 We reported consolidated net income of $63.5 million or $3.75 per diluted share of common stock during the first six months of 2006 compared to $40.2 million or $2.38 per diluted share of common stock during the first six months of 2005. Net income increased during the first six months of 2006 compared to the same period last year due to the same factors that increased quarterly earnings.


Net Interest Income

 Net interest income increased to $73.9 million during the second quarter of 2006 from $58.4 million during the second quarter of 2005. The increase is primarily due to a 17% increase in average interest-earning assets during the second quarter of 2006 compared to the second quarter of 2005. Also, the interest rate spread increased by 10 basis points during the second quarter of 2006 compared to the second quarter of 2005 due to increased loan prepayment fee income. Net interest income for the first six months of 2006 increased to $148.7 million from $111.2 million during the first six months of 2005. The increase is primarily due to a 24% increase in average interest-earning assets during the first six months of 2006 compared to the first six months of 2005. The interest rate spread also increased by 10 basis points during the first six months of 2006 compared to the first six months of 2005 due to increased loan prepayment fee income.

 Effective January 1, 2006, we adopted the change in financial reporting practice implemented by the Office of Thrift Supervision (OTS), our primary regulator. The OTS changed its financial reporting practice for classifying loan prepayment fees and late payment charges to record them as interest income rather than non-interest income. This adjustment by the OTS led to a change in industry practice in the reporting of prepayment fees and late payment charges. Accordingly, we have updated our Consolidated Statements of Income for 2006 and 2005 to include these fees with interest income. This change results in loan prepayment fees being classified in the same category as the amortization of deferred origination costs. Prepayment fees are designed to reimburse the Bank for loan origination costs if the loan pays off early. A higher percentage of loans in the Bank's current loan portfolio are subject to prepayment fees than in the past. Loan prepayment fees increased to $7.7 million and $15.1 million during the second quarter and first six months of 2006, respectively. This compares to $4.1 million and 6.7 million during the second quarter and first six months of 2005, respectively. Late payment charges were $301 thousand and $626 thousand during the second quarter and first six months of 2006, respectively. This compares to $221 thousand and $410 thousand during the second quarter and first six months of 2005, respectively. The reclassification of these fees had no impact on net income, but did affect key financial data, such as the yield on interest-earning assets, the interest rate spread and the effective net spread.

 The following table sets forth: (i) the average daily dollar amounts of and average yields earned on loans, mortgage-backed securities and investment securities, (ii) the average daily dollar amounts of and average rates paid on savings deposits and borrowings, (iii) the average daily dollar differences,
 (iv) the interest rate spreads, and (v) the effective net spreads for the periods indicated:

                                                               During the Six Months
                                                                     Ended June 30,
                                                           -------------------------------
                                                                2006              2005
                                                           -------------     -------------
                                                                (Dollars in thousands)
   Average loans (1)                                      $  9,714,149      $  7,812,139
   Average investment securities                               602,103           482,739
                                                           -------------     -------------
   Average interest-earning assets                          10,316,252         8,294,878
                                                           -------------     -------------
   Average savings deposits                                  4,967,767         3,868,336
   Average borrowings                                        4,807,607         3,992,055
                                                           -------------     -------------
   Average interest-bearing liabilities                      9,775,374         7,860,391
                                                           -------------     -------------
   Excess of interest-earning assets over
      interest-bearing liabilities                        $    540,878      $    434,487
                                                           =============     =============

   Yields earned on average interest-earning assets               6.75%             5.01%
   Rates paid on average interest-bearing liabilities             4.12              2.48
   Interest rate spread                                           2.63              2.53
   Effective net spread (2)                                       2.88              2.68

   Total interest income                                  $    348,365      $    207,824
   Total interest expense                                      199,631            96,607
                                                           -------------     -------------
   Net interest income                                    $    148,734      $    111,217
                                                           =============     =============

 (1) Non-accrual loans are included in the average dollar amount of loans outstanding;
     however, there was no income included for the period, in which loans were on non-accrual status.

 (2) The effective net spread is a fraction, the denominator of which is the average dollar amount of interest-earning assets, and the numerator of which is net interest income (excluding stock dividends and miscellaneous interest income).


Non-Interest Income and Expense

 Loan servicing and other fees increased to $619 thousand and $1.3 million, respectively, during the second quarter and first six months of 2006 compared to $178 thousand and $262 thousand, respectively, during the second quarter and first six months of 2005, respectively. The increases are due to additional fees received for loans brokered to other companies, lower outside appraisal costs and additional fees earned on commercial loans.

 Gains recorded on the sale of loans reached $1.9 million for the second quarter and $2.1 million for the first six months of 2006 due to loan sales of $170.2 million during the second quarter and $185.3 million during the first six months of 2006. During the second quarter we developed correspondent lending relationships with other financial institutions to originate and sell loan types that we do not keep in our portfolio. There were no loan sales during the first six months of 2005.

 Non-interest expense was $19.4 million and $39.3 million, respectively, during the second quarter and first six months of 2006 compared to $18.7 million and $37.6 million, respectively, during the second quarter and first six months of 2005. Expenses increased during the second quarter and first six months of 2006 compared to the prior year periods due to increased assessments by the OTS, higher operating losses at the retail branches, and advertising costs for internet deposits. Non-interest expense as a percentage of average total assets was 0.75% for both the second quarter and the first six months of 2006. This compares to percentages of 0.84% and 0.90% for the second quarter and the first six months of 2005, respectively. The ratios decreased during 2006 due to growth in average assets.

Non-accrual, Past Due, Modified and Restructured Loans

 We accrue interest earned but uncollected for every loan without regard to its contractual delinquency status, and establish a specific interest allowance for each loan which becomes 90 days or more past due or which is in foreclosure. Loans requiring delinquent interest allowances (non-accrual loans) totaled $6.8 million at June 30, 2006, an increase from $6.1 million at June 30, 2005.

 The amount of interest allowance for loans 90 days or more delinquent or in foreclosure was $328 thousand as of June 30, 2006 and $161 thousand as of June 30, 2005. The increase in the interest allowance at June 30, 2006 is due to an increase in loans in foreclosure and higher interest rates in 2006 compared to 2005.

 We allow loan restructurings that result from temporary modifications of principal and interest payments. Under these arrangements, loan terms are typically reduced to no less than a monthly interest payment required under the note. Any loss of revenues under the modified terms would be immaterial to us. Generally, if the borrower is unable to return to scheduled principal and interest payments at the end of the modification period, foreclosure proceedings are initiated. At June 30, 2006, we had net modified loans totaling $1.9 million. No modified loans were 90 days or more delinquent at June 30, 2006.

 We consider a loan impaired when management believes that it is probable that we will not be able to collect all amounts due under the contractual terms of the loan. Estimated impairment losses are recorded as separate valuation allowances and may be subsequently adjusted based upon changes in the measurement of impairment. Impaired loans, disclosed net of valuation allowances, include non-accrual major loans (commercial business loans with an outstanding principal amount greater than or equal to $500 thousand, single family loans greater than or equal to $1.0 million, and income property loans with an outstanding principal amount greater than or equal to $1.5 million), modified loans, and major loans less than 90 days delinquent in which full payment of principal and interest is not expected to be received.

 The following is a summary of impaired loans, net of valuation allowances for impairment, at the dates indicated:

                               June 30,        December       June 30,
                                 2006          31, 2005         2005
                             --------------  -------------  -------------
                                           (In thousands)
   Non-accrual loans        $       4,334   $      3,027   $        300
   Other impaired loans             2,879             --             --
                             --------------  -------------  -------------
                            $       7,213   $      3,027   $        300
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

 The following is a summary of information pertaining to impaired loans:

                                                             At June 30,
                                                        ---------------------
                                                            2006       2005
                                                        ----------  ---------
                                                           (In thousands)
     Impaired loans without a valuation allowance      $   7,213   $     --
     Impaired loans with a valuation allowance         $      --   $  1,400
     Valuation allowance related to impaired loans     $      --   $  1,100

                                                                For the Three Months Ended
                                                       ---------------------------------------------
                                                         June 30,       December 31,     June 30,
                                                           2006            2005            2005
                                                       -------------   -------------   -------------
                                                                       (In thousands)
  Average investment in impaired loans                $      7,210    $      3,703    $      4,058
  Interest income recognized on impaired loans        $         17    $         30    $        137
  Interest income recognized on impaired loans
   using the cash basis of income recognition         $         64    $         29    $        137


Asset Quality

 The following table sets forth certain asset quality ratios at the dates indicated:

                                                         June 30,     December 31,       June 30,
                                                           2006          2005              2005
                                                       -------------   -------------   -------------

Non-performing loans to gross loans receivable (1)            0.07%           0.05%           0.07%

Non-performing assets to total assets (2)                     0.07%           0.05%           0.07%

Loan loss allowances to non-performing loans (3)             1,521%          1,965%          1,428%

Loan loss allowances to gross loans receivable                1.09%           1.00%           0.99%


 (1) Loans receivable are before deducting unrealized loan fees (costs), general valuation allowances and valuation allowances for impaired loans.

 (2) Non-performing assets are net of valuation allowances related to those assets.

 (3) Loan loss allowances include general valuation allowances and valuation allowances for impaired loans.

Non-performing Assets

 We define non-performing assets as loans delinquent over 90 days (non-accrual loans), loans in foreclosure and real estate acquired by foreclosure (real estate owned). The following is an analysis of non-performing assets at the dates indicated:

                                       June 30,         December         June 30,
                                         2006           31, 2005           2005
                                     --------------   ------------   ---------------
                                                     (In thousands)

Non-accrual loans:
   Single family                    $       5,129    $     3,569    $       $4,198
   Multi-family                             1,680             --               454
   Other                                       20          1,397             1,413
                                     --------------   ------------   ---------------
     Total non-accrual loans                6,829          4,966             6,065
                                     --------------   ------------   ---------------
     Total non-performing assets    $       6,829    $     4,966    $       $6,065
                                     ==============   ============   ===============


 Real estate owned and non-accrual loans, while varying from quarter to quarter, have remained at relatively low levels for the last few years due to a strong real estate market in California. A slowdown in the California real estate market, such as what we have been experiencing during the first six months of 2006, could negatively impact our level of non-performing assets. According to CAR, it is taking longer to sell homes and the inventory of unsold homes has increased substantially since June of last year. However, at this time, real estate values remain at record high levels. The UCLA Forecast suggests that home prices will remain high until we see some weakness in the job market. Historically, single family non-performing loans have been attributable to factors such as job layoffs and decreased incomes. Historically, multi-family and commercial non-performing loans have been attributable to factors such as declines in occupancy rates, employment rates and rental values.


Sources of Funds

 External sources of funds include savings deposits from several sources, advances from the FHLB of San Francisco, and securitized borrowings.

 Savings deposits are accepted from retail banking offices, national deposit brokers, telemarketing sources and the internet. The process of gathering deposits through the internet is in start-up mode and has somewhat higher costs than the other deposit sources. As the cost of each source of funds fluctuates from time to time, based on market rates of interest offered by us and other depository institutions, we select funds from the lowest cost source until the relative costs change. We do not deem our use of any specific source of funds to have a material impact on our operations because the cost of funds, operating margins and net income associated with all of the sources are comparable.

 Total savings deposits increased by $471.0 million and $1.1 billion during the second quarter and first six months of 2006. The increase in deposits during 2006 is primarily attributable to additional deposits acquired from national brokerage firms ("brokered deposits") and retail banking offices.

 Brokered deposits increased by $437.6 million and $1.0 billion during the second quarter and first six months of 2006, respectively. Because brokered deposits were the lowest cost source of funds during 2006, they were used to replace borrowings from the FHLB. Brokered deposits comprised 49% of total deposits at June 30, 2006. Because we have sufficient capital to be deemed "well-capitalized" under the standards established by the Office of Thrift Supervision, we may solicit brokered funds without special regulatory approval.

 Deposits at retail banking offices increased by $23.8 million and $93.7 million during the second quarter and first six months of 2006, respectively. Retail deposits comprised 49% of total deposits as of June 30, 2006. We are actively seeking to expand our sources of deposits through the establishment of additional branch offices. One new retail branch was opened during the first quarter of 2006 and one new retail branch was opened during the second quarter of 2006. We are at various stages of construction for two additional branch offices, which are expected to open during late 2006 or early 2007. We are continuing to evaluate these and other potential branch sites in the Southern California area. However, there can be no assurance that any of these evaluations will result in the establishment of additional branch offices.

 Telemarketing deposits decreased by $10.4 million and $30.1 million during the second quarter and first six months of 2006, respectively. These are normally large deposits from pension plans, managed trusts and other financial institutions. The level of these deposits fluctuates based on the attractiveness of our rates compared to returns available to investors on alternative investments. Telemarketing deposits comprised 1% of total deposits at June 30, 2006.

 We started accepting internet deposits during the later part of 2005 by posting our rates on internet rate boards. Internet deposits increased by $20.1 million and $47.3 million during the second quarter and first six months of 2006, respectively. Due to the high cost of advertising and the higher rates paid for internet deposits, we continue to evaluate the cost effectiveness of these deposits. Internet deposits comprised 1% of total deposits as of June 30, 2006.

 Total borrowings decreased by $812.0 million and $1.4 billion during the second quarter and first six months of 2006, respectively. Because lower cost funds were available, FHLB advances decreased by $846.0 million and $1.2 billion during the second quarter and first six months of 2006, respectively. Borrowings under reverse repurchase agreements increased by $34.0 million during the second quarter due to the pledging of securities purchased during the first quarter. Borrowings under reverse repurchase agreements decreased by $163.7 million during the first six months of 2006 due to overall net payoffs of collateral.

 Internal sources of funds include amortized principal payments that can vary based upon borrowers' option to adjust their loan payment amounts, as well as prepayments. The level of prepayment activity fluctuates based upon the availability of loans with lower interest rates and lower monthly payments.

 We sold $170.2 million and $185.3 million in loans during the second quarter and first six months of 2006, respectively. The majority of these loan sales were made pursuant to correspondent lending relationships with various lenders to originate and sell loan types that we do not keep in portfolio. There were no loan sales during the first six months of 2005.

 Loan prepayments and principal reductions totaled $699.8 million and $1.4 billion during the second quarter and first six months of 2006, respectively, compared to $441.7 million and $780.8 million during the second quarter and first six months of 2005, respectively.

 Item 3. Quantitative and Qualitative Disclosures about Market Risk

 See "Management's and Discussion and Analysis of Consolidated Balance Sheets and Consolidated Statements of Income- Asset/Liability Management" on page 11 hereof for Quantitative and Qualitative Disclosures about Market Risk.


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

                           PART II - OTHER INFORMATION


 Item 6. Exhibits


(3.1) Restated Certificate of Incorporation filed as Exhibit 3.1 to Form 10-K for the fiscal year ended December 31, 1999 and incorporated by reference. (3.2) Bylaws filed as Exhibit 3.2 to Form 10-Q dated August 12, 2002 and incorporated by reference.
(4.1) Amended and Restated Rights Agreement dated as of September 25, 1998, filed as Exhibit 4.1 to Form 8-A/A, dated September 25, 1998 and incorporated by reference.
(10.1)Supplemental Executive Retirement Plan dated January 16, 1986 filed as
      Exhibit 10.5 to Form 10-K for the fiscal year ended December 31, 1992 and incorporated by reference.
(10.2)Change of Control Agreement effective September 26, 1996 filed as Exhibit
      10.4 to Form 10-Q for the Quarter ended September 30, 1996 and
      Amendment filed as Exhibit 10.3 and 10.4 for change of control to Form 10-Q for the Quarter ended June 30, 2001 and incorporated by reference.
(10.3)1997 Non-employee Directors Stock Incentive Plan filed as Exhibit 1 to
      Form S-8 dated August 12, 1997 and Amendment filed as Exhibit 10.5 to
      Form 10-Q for the Quarter ended June 30, 2001, and incorporated by reference.
(10.4)2007 Non-employee Directors Restricted Stock Plan filed as Appendix A to
      Schedule 14A, Proxy Statement for the Annual Stockholders' Meeting held on April 26, 2006.
(31.1)Certification of Chief Executive Officer pursuant to Section 302 of the
      Sarbanes-Oxley Act of 2002.
(31.2)Certification of Chief Financial Officer pursuant to Section 302 of the
      Sarbanes-Oxley Act of 2002.
(32.1)Certification of Chief Executive Officer pursuant to 18 U.S.C. section
      1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(32.2)Certification of Chief Financial Officer pursuant to 18 U.S.C. section
      1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                       FIRSTFED FINANCIAL CORP.
                                   Registrant



Date:  August 8, 2006                        By: /s/ Douglas J. Goddard
                                                     ------------------
                                                     Douglas J. Goddard
                                                     Chief Financial Officer and
                                                     Executive Vice President

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

Dated this 8th day of August, 2006.
                                               By: /s/ Babette E. Heimbuch
                                                       -------------------
                                                       Babette E. Heimbuch
                                                       Chief Executive Officer

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

Dated this 8th day of August, 2006.
                                               By: /s/ Douglas J. Goddard
                                                       ------------------
                                                       Douglas J. Goddard
                                                       Chief Financial Officer

                                  EXHIBIT 32.1


                                CEO CERTIFICATION

 The undersigned, as Chief Executive Officer hereby certifies, to the best of her knowledge and belief, that:

      (1) the Form 10-Q of FirstFed Financial Corp. (the "Company") for the quarterly period ended June 30, 2006 (the "Report ") accompanying this certification fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

      (2) the information contained in the Report fairly presents, in all material respects, the consolidated balance sheets and consolidated statements of income of the Company for such period.

 This certification is made solely for purposes of complying with the provisions of Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

                            FIRSTFED FINANCIAL CORP.
                              Registrant


Date:   August 8, 2006
                                               By: /s/ Babette E. Heimbuch
                                                       -------------------
                                                       Babette E. Heimbuch
                                                       Chief Executive Officer

                                  EXHIBIT 32.2


                                CFO CERTIFICATION

 The undersigned, as Chief Financial Officer hereby certifies, to the best of his knowledge and belief, that:

      (1) the Form 10-Q of FirstFed Financial Corp. (the "Company") for the quarterly period ended June 30, 2006 (the "Report ") accompanying this certification fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

      (2) the information contained in the Report fairly presents, in all material respects, the consolidated balance sheets and consolidated statements of income of the Company for such period.

 This certification is made solely for purposes of complying with the provisions of Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

                            FIRSTFED FINANCIAL CORP.
                              Registrant


Date:   August 8, 2006
                                             By: /s/ Douglas J. Goddard
                                                     ------------------
                                                     Douglas J. Goddard
                                                     Chief Financial Officer and
                                                     Executive Vice President