Form 10-Q
period 2006-09-30
FIRSTFED FINANCIAL CORP
filed 2006-11-08
CIK 810536

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X|            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2006

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

Large accelerated filer |X|   Accelerated filer |_|    Non-accelerated filer |_|


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                          Yes |_|           No |X|


As of November 1, 2006, 16,612,883 shares of the Registrant's $.01 par value common stock were outstanding.

================================================================================

                            FirstFed Financial Corp.
                                      Index
                               Report on Form 10-Q
                For the Quarterly Period Ended September 30, 2006


Part I.   Financial Information                                                          Page

          Item 1. Financial Statements

                  Consolidated    Balance    Sheets   as   of September  30, 2006,
                  December 31, 2005 and September 30, 2005                                 3

                  Consolidated  Statements  of Income for the three and nine months
                  ended September 30, 2006 and 2005                                        4

                  Consolidated  Statements  of Cash Flows for the nine months ended
                  September 30, 2006 and 2005                                              5

                  Notes to Consolidated Financial Statements                               6

          Item 2. Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                11

          Item 3. Quantitative and Qualitative Disclosures About
                  Market Risk                                                              25

          Item 4. Controls and Procedures                                                  25

Part II.  Other Information  (omitted items are inapplicable)

          Item 6. Exhibits                                                                 26

Signatures                                                                                 27

Exhibits
          31.1    Certification of Chief Executive Officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002                            28

          31.2    Certification of Chief Financial Officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002                            29

          32.1    Certification of Chief Executive Officer pursuant to
                  18 USC Section 1350, as adopted pursuant to Section 906
                  of the Sarbanes-Oxley Act of 2002                                        30

          32.2    Certification of Chief Financial Officer pursuant to
                  18 USC Section 1350, as adopted pursuant to Section 906
                  of the Sarbanes-Oxley Act of 2002                                        31


                          PART I - FINANCIAL STATEMENTS
                          Item 1. Financial Statements

                     FirstFed Financial Corp. and Subsidiary
                           Consolidated Balance Sheets
                        (In thousands, except share data)
                                   (Unaudited)

                                           September 30,    December 31,   September 30,
                                               2006            2005            2005
                                           ------------   -------------   -------------
ASSETS
Cash and cash equivalents                 $     308,902   $      93,192   $      52,194
Investment securities,
  available-for-sale (at fair value)            292,468         294,017         204,730
Mortgage-backed securities,
  available-for-sale (at fair value)             61,670          74,254          79,460
Loans receivable, held for sale (fair value
  $107,698, $2,893 and $15,130)                 106,463           2,873          14,870
Loans receivable, net of allowances
  for loan losses of $106,858, $97,558
  and $93,594                                 9,052,708       9,678,260       9,216,259
Accrued interest and dividends receivable        56,694          48,973          41,220
Real estate owned, net                              367              --              --
Office properties and equipment, net             16,543          15,759          15,407
Investment in Federal Home Loan Bank
  (FHLB) stock, at cost                         116,936         205,696         182,778
Other assets                                     63,409          43,925          44,060
                                           ------------    ------------    ------------
                                          $  10,076,160   $  10,456,949   $   9,850,978
                                           ============    ============    ============


LIABILITIES
Deposits                                  $   5,988,414   $   4,371,657   $   4,404,765
FHLB advances                                 2,238,000       4,155,500       3,654,900
Securities sold under agreements
  to repurchase                                 950,000       1,163,684       1,125,838
Senior debentures                               100,000         100,000          50,000
Accrued expenses and other liabilities          132,036          95,269          76,292
                                           ------------    ------------    ------------
                                              9,408,450       9,886,110       9,311,795
                                           ------------    ------------    ------------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, par value $.01 per share;
  authorized 100,000,000 shares;
  issued 23,806,854, 23,761,825 and
  23,751,046 shares; outstanding 16,612,258,
  16,567,229 and 16,556,450 shares                  238             238             238
Additional paid-in capital                       47,198          44,147          42,157
Retained earnings                               736,449         640,900         612,737
Unreleased shares to employee stock
  ownership plan                                (2,342)         (1,104)         (2,628)
Treasury stock, at cost, 7,194,596 shares     (113,776)       (113,776)       (113,776)
Accumulated other comprehensive
  (loss) income, net of taxes                      (57)             434             455
                                           ------------    ------------    ------------
                                                667,710         570,839         539,183
                                           ------------    ------------    ------------
                                          $  10,076,160   $  10,456,949   $   9,850,978
                                           ============    ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                     FirstFed Financial Corp. and Subsidiary
                        Consolidated Statements of Income
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                              Three months ended       Nine months ended
                                                 September 30,           September 30,
                                            -----------------------  ----------------------
                                               2006         2005       2006        2005
                                            ----------   ----------  ----------  ----------
Interest and dividend income:
  Interest on loans  (1)                   $  175,265   $  126,441  $  508,767  $  325,280
  Interest on mortgage-backed securities          736          702       2,159       2,128
  Interest and dividends on investments         6,826        4,048      20,266      11,606
                                            ----------   ----------  ----------  ----------
     Total interest income                    182,827      131,191     531,192     339,014
                                            ----------   ----------  ----------  ----------
Interest expense:
  Interest on deposits                         63,489       26,922     153,429      64,943
  Interest on borrowings                       46,366       41,833     156,057     100,419
                                            ----------   ----------  ----------  ----------
     Total interest expense                   109,855       68,755     309,486     165,362
                                            ----------   ----------  ----------  ----------

Net interest income                            72,972       62,436     221,706     173,652
Provision for loan losses                       3,000        8,000       9,400      15,750
                                            ----------   ----------  ----------  ----------
Net interest income after provision for
  loan losses                                  69,972       54,436     212,306     157,902
                                            ----------   ----------  ----------  ----------

Non-interest income:
  Loan servicing and other fees (1)               537          410       1,866         673
  Banking service fees                          1,583        1,400       4,783       4,168
  Gain (loss) on sale of loans                  1,767          (14)      3,850         (14)
  Real estate operations, net                     (70)       1,785          67       2,060
  Other operating income                          229          123         585         330
                                            ----------   ----------  ----------  ----------
     Total non-interest income                  4,046        3,704      11,151       7,217
                                            ----------   ----------  ----------  ----------

Non-interest expense:
  Salaries and employee benefits               10,826       10,966      34,918      34,721
  Occupancy                                     2,595        2,480       7,824       7,255
  Advertising                                     164           60         963         412
  Amortization of core deposit intangible         498          498       1,495       1,496
  Federal deposit insurance                       531          125         813         372
  Legal                                           186          127         919       1,200
  Other operating expense                       3,543        3,516      10,743       9,869
                                            ----------   ----------  ----------  ----------
     Total non-interest expense                18,343       17,772      57,675      55,325
                                            ----------   ----------  ----------  ----------

Income before income taxes                     55,675       40,368     165,782     109,794
Income taxes                                   23,588       17,010      70,233      46,259
                                            ----------   ----------  ----------  ----------
Net income                                 $   32,087   $   23,358  $   95,549  $   63,535
                                            ==========   ==========  ==========  ==========

Net income                                 $   32,087   $   23,358  $   95,549  $   63,535
Other comprehensive income, net of taxes        1,185         (670)       (491)       (432)
                                            ----------   ----------  ----------  ----------
Comprehensive income                       $   33,272   $   22,688  $   95,058  $   63,103
                                            ==========   ==========  ==========  ==========

Earnings per share:
  Basic                                    $     1.94   $     1.41  $     5.77  $     3.85
                                            ==========   ==========  ==========  ==========
  Diluted                                  $     1.90   $     1.38  $     5.67  $     3.76
                                            ==========   ==========  ==========  ==========
Weighted average shares outstanding:
  Basic                                    16,567,958   16,536,425  16,559,670  16,517,040
                                           ==========   ==========  ==========  ==========
  Diluted                                  16,853,849   16,928,804  16,865,595  16,897,927
                                           ==========   ==========  ==========  ==========

(1) Reflects the reclassification of prepayment fees and late payment charges to interest income from non-interest income.

The accompanying notes are an integral part of these consolidated financial statements.


                     FirstFed Financial Corp. and Subsidiary
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)
                                                                     Nine months ended September 30,
                                                                     -------------------------------
                                                                          2006             2005
                                                                     --------------    ------------

   CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                      $     95,549      $    63,535
     Adjustments to reconcile net income to
     Net cash provided by operating activities:
         Net change in loans held-for-sale                               (103,590)         (14,870)
         Stock option compensation                                          1,411               --
         Depreciation and amortization                                      1,613            1,380
         Provision for loan losses                                          9,400           15,750
         Amortization of fees and premiums/discount                        38,810           32,491
         Increase in interest income accrued in excess of
            borrower payments                                            (115,171)         (32,148)
         Gain on sale of real estate held for investment                       --           (1,870)
         (Gain) loss on sale of loans                                      (3,850)              14
         FHLB stock dividends                                              (7,499)          (4,573)
         Change in taxes                                                  (13,564)         (14,546)
         Increase in interest and dividends receivable                     (7,721)         (17,105)
         Increase in interest payable                                      25,187           16,673
         Amortization of core deposit intangible asset                      1,495            1,496
         (Increase) decrease in other assets                               (1,498)          (2,125)
         Increase (decrease) in accrued expenses and other
            liabilities                                                     2,286            4,849
                                                                     -------------     -------------
         Total adjustments                                               (172,691)         (14,584)
                                                                     -------------     -------------
         Net cash (used in) provided by operating activities              (77,142)          48,951
                                                                     -------------     -------------

   CASH FLOWS FROM INVESTING ACTIVITIES:
     Loans made to customers and principal collections
       on loans, net                                                      715,600       (2,331,862)
     Deferred loan origination costs                                      (21,821)         (61,435)
     Proceeds from sales of real estate held for investment                    --            2,856
     Proceeds from maturities and principal payments
       of investment securities, available-for-sale                        66,277           96,910
     Principal reductions on mortgage-backed securities,
       available for sale                                                  12,398           17,270
     Purchase of investment securities, available for sale                (65,481)         (51,570)
     Redemptions (purchases) of FHLB stock                                 96,259          (34,780)
     Purchases of premises and equipment                                   (2,397)            (906)
                                                                     -------------     -------------
         Net cash provided by (used in) investing activities              800,835       (2,363,517)

   CASH FLOWS FROM FINANCING ACTIVITIES:
     Net increase in deposits                                           1,616,757          643,600
     Net (decrease) increase in accounts payable to investors                (782)           6,161
     Net (decrease) increase in short term borrowings                  (2,046,184)       1,954,138
     Net (decrease) in long term borrowings                               (85,000)        (315,000)
     Proceeds from stock options exercised                                    999              989
     Net increase in advanced payments by borrowers
       for taxes and insurance                                              6,824           10,912
     Other                                                                   (597)          (2,383)
                                                                     -------------     -------------
         Net cash (used in) provided by financing activite               (507,983)       2,298,417
                                                                     -------------     -------------
         Net increase (decrease) in cash and cash equivalents             215,710          (16,149)
         Cash and cash equivalents at beginning of period                  93,192           68,343
                                                                     -------------     -------------
         Cash and cash equivalents at end of period                  $    308,902      $    52,194
                                                                     =============     =============

The accompanying notes are an integral part of these consolidated financial statements.

                     FirstFed Financial Corp. and Subsidiary
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


1. The unaudited consolidated financial statements included herein have been prepared by FirstFed Financial Corp. ("Company") pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements include the accounts of the Company and First Federal Bank of California and its subsidiaries ("Bank"). In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the periods covered have been made. Certain information and note disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading.

It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. The results for the periods covered hereby are not necessarily indicative of the operating results for a full year.

2. Basic earnings per share were computed by dividing net earnings by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share additionally include the effect of stock options, if dilutive. Earnings per common share have been computed based on the following:

                                 Three months ended        Nine months ended
                                   September 30,             September 30,
                              ------------------------   -----------------------
                                  2006         2005         2006        2005
                              ----------   -----------   ---------   -----------
                                      (in thousands, except share data)

Net income                   $    32,087   $    23,358  $    95,549  $    63,535
                              ===========   ===========  ===========  ===========
Average number of common
 shares outstanding           16,567,958    16,536,425   16,559,670   16,517,040
Effect of dilutive options       285,891       392,379      305,925      380,887
                              -----------   -----------  -----------  -----------
Average number of common
 shares outstanding used to
 calculate diluted earnings
 per common share             16,853,849    16,928,804   16,865,595   16,897,927
                              ===========   ===========  ===========  ===========

There were 136,125 anti-dilutive shares excluded from the weighted average shares outstanding calculation during the third quarter and first nine months of 2006 and there were no anti-dilutive shares excluded during the third quarter and first nine months of 2005.

3. For purposes of reporting cash flows on the "Consolidated Statements of Cash Flows", cash and cash equivalents include cash, overnight investments and securities purchased under agreements to resell which mature within 90 days of the date of purchase.

4. Effective January 1, 2006, the Bank adopted a change in financial reporting practice implemented by the Office of Thrift Supervision (OTS), the Bank's primary regulator. The OTS changed its financial reporting practice for classifying loan prepayment fees and late payment charges to record them as interest income rather than non-interest income. This adjustment by the OTS led to a change in industry practice in the reporting of loan prepayment fees and late payment charges. Accordingly, the Consolidated Statements of Income have been updated to include these fees with interest income. The change results in loan prepayment fees being classified in the same category as the amortization of deferred origination costs. Prepayment fees are designed to reimburse the Bank for loan origination costs if the loan is repaid prior to the Bank recovering these costs through the interest spread on the loan. The reclassification of these fees had no impact on net income, but did affect key financial data, such as the yield on interest-earning assets, the interest rate spread and the effective net spread. Prepayment fees were $7.4 million and $22.4 million during the third quarter and first nine months of 2006, respectively, and $6.2 million and $12.8 million during the third quarter and first nine months of 2005, respectively. Late payment charges were $288 thousand and $914 thousand during the third quarter and first nine months of 2006, respectively, and $280 thousand and $690 thousand during the third quarter and first nine months of 2005, respectively.

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

The fair  value  recognition  requirement  applies  only to new awards or awards modified after January 1, 2006. Additionally, the fair value of existing unvested awards at the date of adoption is recorded as compensation expense over the period which an employee is required to provide service in exchange for the award, which, for the Company, is the vesting period of the options. The results from prior periods have not been restated. As a result of adopting this statement, the Company recorded stock-based compensation expense of $403 thousand net of tax for the third quarter of 2006 and $1.2 million, net of tax, for the first nine months of 2006. The tax benefit recognized for stock-based compensation expense was $66 thousand for the third quarter of 2006 and $200 thousand for the first nine months of 2006.

At September 30, 2006 the Company had options outstanding issued under two share-based compensation programs, the 1994 Stock Option and Appreciation Rights Plan ("1994 Plan") and the 1997 Non-employee Directors Stock Incentive Plan ("Directors 1997 Plan"). On April 26, 2006, the stockholders of the Company adopted the 2007 Non-employee Directors Restricted Stock Plan ("2007 Plan"). The Directors 1997 Plan has been terminated in connection with implementation of the 2007 Plan, and no new grants will be made under the Directors 1997 Plan. At September 30, 2006, the number of shares authorized for option awards under the 1994 Plan totaled 1,856,356.

Options under each plan are granted with an exercise price equal to the market price of the Company's stock at the date of grant. Options granted under the 1994 Plan usually vest over a six year period and have a maximum contractual term of 10 years. Options granted to non-employee directors under the Directors 1997 Plan vest in one year and have a maximum contractual term of 10 years.

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

There were no options granted under either plan during the second quarter or third quarter of 2006. The following weighted average assumptions were used for options granted during the first quarter of 2006: expected volatility of 30%; risk-free interest rate of 4.5%; and expected average life of 6.6 years. The weighted average fair value of options granted during the first quarter of 2006 under the 1994 Plan was $24.30 and the weighted average fair value for options granted under the 1997 Plan was $22.72.

The following is a summary of stock option transactions during the quarter ended September 30, 2006:

                                                               Weighted
                                                  Weighted      Average      Aggregate
                                                   Average     Remaining     Intrinsic
                                                  Exercise    Contractual      Value
   Stock Options:                      Shares       Price       Term       (In thousands)
   ------------------------------------------------------------------------------------------

   Outstanding at July 1, 2006        870,700      $35.26
   Granted                                 --          --
   Exercised                           (6,855)      16.43
   Forfeited                           (3,590)      57.38
                                   ----------
   Outstanding at Sept 30, 2006       860,255       35.32       5.78           $18,937
                                   ==========    ========    ==========     =============

The following is a summary of stock option transactions during the nine months ended September 30, 2006:

                                                               Weighted
                                                  Weighted      Average      Aggregate
                                                   Average     Remaining     Intrinsic
                                                  Exercise    Contractual      Value
   Stock Options:                      Shares       Price       Term       (In thousands)
   ------------------------------------------------------------------------------------------
   Outstanding at January 1, 2006     758,081      $29.70
   Granted                            180,115       58.73
   Exercised                          (45,029)      22.18
   Forfeited                          (32,912)      52.02
                                   ----------
   Outstanding at Sept 30, 2006       860,255       35.32       5.78           $18,937
                                   ==========    ========    ==========     =============

   Exercisable at Sept 30, 2006       446,093      $19.75       3.67           $16,491
                                   ==========    ========    ==========     =============

The total intrinsic value of options exercised during the third quarter and first nine months of 2006 was $263 thousand and $1.7 million, respectively. Cash received from options exercised during the third quarter and first nine months of 2006 totaled $113 thousand and $999 thousand, respectively. Cash received from options exercised during the third quarter and first nine months of 2005 were $264 thousand and $989 thousand, respectively.

A summary of the Company's non-vested shares during the quarter ended September 30, 2006 is presented below:


                                                Weighted
                                              Average Grant-
  Non-vested shares:              Shares      Date Fair Value
----------------------------------------------------------------
Non-vested at July 1, 2006        417,752           $18.64
Granted                                --               --
Vested                                 --               --
Forfeited                          (3,590)           23.00
                               -----------
Non-vested at Sept 30, 2006       414,162           $18.60
                               ===========

A summary of the Company's non-vested shares during the nine months ended September 30, 2006 is presented below:

                                                Weighted
                                              Average Grant-
  Non-vested shares:              Shares      Date Fair Value
----------------------------------------------------------------
Non-vested at January 1, 2006     367,899           $14.37
Granted                           180,115            24.05
Vested                           (100,940)           12.30
Forfeited                         (32,912)           20.50
                               -----------
Non-vested at Sept 30, 2006       414,162           $18.60
                               ===========

As  of  September  30,  2006,  the  unrecognized   cost  related  to  non-vested
share-based compensation plans totaled $3.5 million.

The pro-forma disclosure below is provided for the third quarter and first nine months of 2005 because the Company did not adopt SFAS 123R until January 1, 2006 (in thousands, except per share data):

                                                 Three Months Ended       Nine Months Ended
                                                 September 30, 2005       September 30, 2005
                                                 ------------------       ------------------
Net income as reported....................      $        23,358          $        63,535
Deduction:
  Total stock-based compensation expense
  determined under fair-value-based method for
  all awards, net of tax..................                 (310)                    (871)
                                                 ------------------       ------------------
  Pro-forma net income....................      $        23,048          $        62,664
                                                 ==================       ==================

Earnings per share:
Basic:
  As reported.............................      $          1.41          $          3.85
  Pro-forma...............................      $          1.39          $          3.79

Diluted:
  As reported.............................      $          1.38          $          3.76
  Pro-forma...............................      $          1.36          $          3.71

The fair value of each option grant was estimated as of the grant date using the Black-Scholes option pricing model with the following weighted average assumptions for grants during 2005: expected volatility of 31%; risk-free interest rate of 4.2%; and expected average life of 5.5 years. The weighted average grant-date fair value for options granted during 2005 was $19.34.

6. The following table sets forth the net periodic benefit cost attributable to the Company's Supplementary Executive Retirement Plan:


                                             Pension Benefits
                              ---------------------  ----------------------
                               Three months ended      Nine months ended
                                  September 30,          September 30,
                              ---------------------  ----------------------
                                 2006       2005        2006        2005
                              ---------  ----------  ----------  ----------
                                              (In thousands)
Service cost...............  $      73  $     141   $      219  $      423
Interest cost..............        196        167          588         501
Amortization of net loss...        112         57          336         171
Amortization of prior
  service cost..............        --          4           --          12
                              ---------  ----------  ----------  ----------
Net periodic benefit cost    $     381  $     369   $    1,143  $    1,107
                              =========  ==========  ==========  ==========


Weighted Average Assumptions

Discount rate................     5.50%      5.75%        5.50%       5.75%
Rate of compensation
  increase...................     4.00%      4.00%        4.00%       4.00
Expected return on plan
  assets.....................      N/A        N/A          N/A         N/A

The Bank does not expect any significant changes to the amounts previously disclosed as contributions for benefit payments.

7. Recent Accounting Pronouncements

In September 2006, SFAS Statement No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, was issued. This statement amends FASB Statement No. 87, Employees' Accounting for Pensions, FASB Statement No. 88, Employers' Accounting for Settlements and Curtailments of Defined
Benefit Pension Plans and for Termination Benefits, FASB Statement No. 106, Employers' Accounting for Postretirement Benefits Other than Pensions and FASB Statement No. 132 Revised, Employers' Disclosures about Pensions and Other Postretirement Benefits. This statement requires that the overfunded or underfunded status of a defined benefit postretirement plan be measured as of year end and be recognized as an asset or liability in the Bank's statement of financial position and to recognize changes in the funded status in the year in which the changes occur through comprehensive income. The funded status is measured as the difference between the plan's assets at fair market value and the benefit obligation. This information was previously disclosed in the notes to financial statements but was not reflected in the statement of financial position. This statement is effective for fiscal years ending after December 15, 2006. The Bank plans to adopt this statement in its 2006 year end financial statements but does not expect a material impact on its financial results.

In September 2006, SFAS Statement No. 157, Fair Value Measurements, was issued. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The statement clarifies that assumptions used in measuring fair value should consider the risk inherent in a particular valuation technique as well as credit and non-performance risk. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Management plans to adopt this statement on January 1, 2008 but does not expect a material impact on its financial results.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 ("SAB 108"), "Considering the Effects of Prior Year Misstatements When Quantifying
Misstatements in Current Year Financial Statements", providing guidance on quantifying financial statement misstatement and implementation (e.g., restatement or cumulative effect to assets, liabilities and retained earnings) when first applying this guidance. SAB 108 is effective for fiscal years ending after November 15, 2006. The Bank does not believe the guidance provided by SAB 108 will have a material effect on the Bank's financial condition or results of operations.

In June 2006, the FASB issued Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, that clarifies the accounting for uncertainties in income taxes recognized in accordance with SFAS No. 109. The interpretation prescribes a recognition threshold and measurement attribute for the recognition and measurement of a tax position taken or expected to be taken in a tax return. Companies are required to determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position (assuming the taxing authority has full knowledge of all relevant facts). If the tax position meets the more likely than not criteria, the position is to be measured at the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement with the taxing authorities. The Bank does not expect the adoption of FIN No. 48 to have a material impact on the consolidated financial statements or results of operations.

In March 2006, SFAS Statement No. 156, Accounting for Servicing of Financial Assets, was issued. This statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, which requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The Bank has not sold any loans or financial assets that have resulted in the recognition of any servicing assets or liabilities since this statement was adopted.

In February 2006, SFAS Statement No. 155 Accounting for Certain Hybrid Financial Instruments was issued. This statement amends FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. This statement's objective with respect to Statement 133 is to permit fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It also eliminated the guidance in Statement 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interest in Securitized Financial Assets," which provided that a beneficial interest in securitized financial assets is not subject to the provisions of Statement 133. The primary objective of this statement with respect to Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, is to eliminate a restriction on the passive derivative instrument that a qualified special-purpose entity (SPE) may hold. The Bank has no derivative instruments or hedging activity within the scope of this statement.


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

Consolidated Balance Sheets

At September 30, 2006, FirstFed Financial Corp. ("Company"), the holding company for First Federal Bank of California and its subsidiaries ("Bank"), had consolidated stockholders' equity of $667.7 million compared to $570.8 million at December 31, 2005 and $539.2 million at September 30, 2005. Consolidated total assets at September 30, 2006 were $10.1 billion compared to $10.5 billion at December 31, 2005 and $9.9 billion at September 30, 2005. Assets decreased during the first nine months of 2006 as loan originations fell to $1.8 billion from $3.7 billion during the first nine months of 2005. Loan originations fell during 2006 due to modifications to our lending programs and decreased activity in the California housing market. Also, there was a reduction in demand for adjustable rate loans due to a rise in short term interest rates which made the annual percentage rate of some adjustable rate loans exceed that of fixed rate loans. Loan payoffs and principal reductions totaled $2.0 billion during the first nine months of 2006 compared to $1.4 billion during the first nine months of 2005.

Because substantially all of our loans are collateralized by properties located in California, we continuously monitor the California real estate market and the sufficiency of the collateral supporting our real estate loan portfolio. We consider several factors including the property location, the date of loan origination, the original loan-to-value ratio and the current loan-to-value ratio.

After having been vibrant for several years, activity in the California real estate market has begun to slow during 2006. According to the California Association of Realtors ("CAR") report released October 25, 2006, home resale activity decreased 32% during September of 2006 compared to the level recorded during September of 2005. As a result of lower unit sales, the inventory of unsold homes (the number of months needed to deplete the supply of homes on the market at the current sales rate) increased to 7.0 months during September of 2006 from 3.2 months during September of 2005.

The September 2006 UCLA Anderson Forecast for California report ("UCLA Report") states that sales of new and existing homes are down 30% in California from their September 2005 highs. As a result, homebuilders have been actively revising down their quarterly sales and profit forecasts. However, home prices have, for the most part, not been greatly affected by this news. The UCLA Report states that though sales rates have plummeted, prices overall continue to push upward, though at a much slower rate, while some cities have experienced modest price declines.

Lending Activities

The following table summarizes total loan originations by property type for the periods indicated:

                                    Nine months ended
                                       September 30,
                                    2006         2005
                                  ---------    ---------
                                      (In thousands)

  Single family                  $1,606,466   $3,321,379
  Multi-family and commercial       204,642      390,520
  Other (1)                          29,108       35,615
                                  ---------    ---------
  Total                          $1,840,216   $3,747,514
                                  =========    =========

(1) Includes consumer loans and commercial business loans.

The following table summarizes single family loan originations by borrower documentation type for the periods indicated:

                                    Nine months ended
                                       September 30,
                                     2006        2005
                                  ---------    ---------
                                      (In thousands)
  Verified Income/Verified Asset $  322,691   $  544,375
  Stated Income/Verified Asset      482,271    1,124,049
  Stated Income/Stated Asset        494,263    1,216,061
  No Income/No Asset                307,241      436,894
                                  ---------    ---------
  Total                          $1,606,466   $3,321,379
                                  =========    =========

On Verified Income/Verified Asset loans ("VIVA"), the borrower includes information on his/her income and assets, which is then verified. Loans that allow for a reduced level of documentation at origination are a significant percentage of single family loans originated in our market areas. On Stated Income/Stated Asset ("SISA") loans, the borrower includes information on his/her level of income and assets that is not subject to verification. On Stated
Income/Verified Assets ("SIVA") loans, the borrower includes information on his/her level of income and that information is not subject to verification while information provided by the borrower on his/her assets is verified. For No Income/No Asset ("NINA") loans, the borrower is not required to submit information on his/her level of income or assets. However, all single family loans, including NINA loans, require credit reports and appraisals. All multi-family loans and other real estate loans require complete customary documentation from the borrowers.

The following table shows the composition of our single family loan portfolio by borrower documentation type at the dates indicated:

                                  September 30,   December 31,   September 30,
Documentation Type:                   2006           2005            2005
                                  -------------  -------------   ------------
                                                (In thousands)

Verified Income/Verified Asset   $   1,417,719  $   1,444,640   $  1,456,148
Stated Income/Verified Asset         2,227,739      2,361,778      2,159,849
Stated Income/Stated Asset           2,485,629      2,777,116      2,553,851
No Income/No Asset                     808,999        777,942        703,780
                                  -------------  -------------   ------------
Total                            $   6,940,086  $   7,361,476   $  6,873,628
                                  =============  =============   ============

We attempt to mitigate the inherent risk of making reduced documentation loans by evaluating the other characteristics of the loans, such as the creditworthiness of the borrower and the loan-to-value ratio based on the collateral's appraised value at the origination date. The underwriting of these loans is based on the borrower's credit score, credit history and the value of the collateral. The creditworthiness of the borrower is based on the borrower's credit score ("FICO"), prior use of and repayment of credit, job history and stability. The average borrower FICO score and average loan-to-value ratio on single family loan originations were 717 and 73%, respectively, for the first nine months of 2006, compared to 715 and 74%, respectively, for the comparable 2005 period.

The following table shows the composition of our single family loan portfolio at the dates indicated by original loan-to-value ratio:

                                  September 30,   December 31,   September 30,
Original LTV Ratio:                   2006           2005            2005
                                  -------------  -------------   ------------
                                                (In thousands)

        <65%                     $   1,335,342  $   1,416,329   $  1,328,240

        65-70%                         783,122        837,964        775,257

        70-75%                         868,381        931,461        871,728

        75-80%                       3,297,879      3,349,640      3,041,296

        80-85%                         127,458        162,115        167,134

        85-90%                         435,378        544,825        569,807

        >90%                            92,526        119,142        120,166
                                  -------------  -------------   ------------
        Total                    $   6,940,086  $   7,361,476   $  6,873,628
                                  =============  =============   ============


The following table shows the composition of our single family loan portfolio at the dates indicated by the FICO score of the borrower at origination:

                                  September 30,  December 31,    September 30,
FICO Score at Origination:            2006          2005             2005
                                  -------------  -------------   ------------
                                                (In thousands)
        <620                     $      42,103  $      53,059   $     55,944

        620-659                        617,581        644,412        618,422

        660-719                      3,192,189      3,430,230      3,247,260

        >720                         3,036,127      3,171,315      2,886,565

    Not Available                       52,086         62,460         65,437
                                  -------------  -------------   ------------
        Total                    $   6,940,086  $   7,361,476   $  6,873,628
                                  =============  =============   ============

The following table summarizes total loan originations by type of index for the periods indicated:

                                       Nine months ended
                                         September 30,
                                       2006          2005
                                  -------------  -------------
                                         (In thousands)
     Adjustable:

        CODI                     $     130,089  $   3,037,519

        12MAT                          449,710        508,687

        COFI                         1,105,055        168,758

        Other                           30,447         31,610

        Hybrid and Fixed:              124,915            940
                                  -------------  -------------
         Total                   $   1,840,216  $   3,747,514
                                  =============  =============

At September 30, 2006, 96.93% of our loan portfolio was invested in adjustable rate products. Loans with interest rates that adjust monthly based on the 3-Month Certificate of Deposit Index ("CODI") comprised 50.56% of the loan portfolio. Loans with interest rates that adjust monthly based on the 12-month average U.S. Treasury Security rate ("12MAT") comprised 18.77% of the loan portfolio. Loans with interest rates that adjust monthly based on the Federal Home Loan Bank ("FHLB") Eleventh District Cost of Funds Index ("COFI") comprised 25.82% of the loan portfolio. Loans with interest rates that adjust monthly based on the London Inter-Bank Offering Rate ("LIBOR") and other indices comprised 1.78% of the loan portfolio.

Our adjustable rate loan products all allow for negative amortization when a scheduled monthly payment is not sufficient to pay the monthly interest accruing on the loan. Negative amortization, which results when interest earned by the Bank is added to borrowers' loan balances, totaled $177.8 million at September 30, 2006, $62.6 million at December 31, 2005 and $37.6 million at September 30, 2005. Negative amortization increased by $41.4 million and $115.2 million during the third quarter and first nine months of 2006. This compares to increases of

$17.2 million and $32.1 million during the third quarter and first nine months of 2005. Negative amortization has increased over the last few quarters primarily due to rising short term interest rates and borrowers choosing to make less than a fully amortizing payment. The portfolio of single family loans with a one-year fixed payment period totaled $4.9 billion at September 30, 2006, $4.6 billion at December 31, 2005 and $4.2 billion at September 30, 2005. The portfolio of single family loans with three-to-five year fixed payment periods totaled $2.1 billion at September 30, 2006 and $2.7 billion at both December 31, 2005 and September 30, 2005. Negative amortization was 2.59% of all single family loans in the Bank's portfolio as of September 30, 2006. This compares to 0.86% at December 31, 2005 and 0.55% at September 30, 2005.

The amount of negative amortization that may occur in the loan portfolio is uncertain and is influenced by a number of factors outside of our control, including changes in the underlying index, the amount and timing of borrowers' monthly payments, and unscheduled principal payments. If the applicable index were to increase and remain at relatively high levels, the amount of negative amortization occurring in the loan portfolio would be expected to trend higher, absent other mitigating factors such as increased prepayments or borrowers making monthly payments that meet or exceed the amount of interest then accruing on their mortgage loans. Similarly, if the index were to decline and remain at relatively low levels, the amount of negative amortization occurring in the loan portfolio would be expected to trend lower.

In September 2006, the OTS along with the other federal banking agencies published the final Interagency Guidance on Nontraditional Mortgage Product Risks ("Guidance"), which addresses adjustable rate and interest-only loans. Nontraditional products are generally defined as loans that allow interest-only payments or have the potential for negative amortization. The Guidance states that underwriting standards should address the effect of a substantial payment increase on the borrower's capacity to repay when loan amortization begins. Consequently, an institution's analysis of a borrower's repayment capacity should include an evaluation of their ability to repay the debt by final maturity at the fully-indexed rate, assuming a fully-amortizing repayment schedule. The repayment analysis should also be based upon the initial loan amount plus any balance increase that may accrue from negative amortization. The Guidance also suggests that, in analyzing a borrower's repayment capacity, a lender should avoid over-reliance on credit scores as a substitute for income, asset or outstanding liability verification in the underwriting process.

While the Guidance terms interest-only and negative amortization loans as "nontraditional", the Bank has been offering adjustable rate loan products for over twenty years. Prior to the issuance of the Guidance, the Bank had employed (and continues to employ) certain of the standards and practices suggested in the Guidance, such as using the fully indexed rate in evaluating a borrower's ability to repay a loan. We are assessing the impact of the Guidance on our lending process. We will continue to closely monitor trends in the residential housing and lending markets, and make adjustments as deemed appropriate. At this time, however, we cannot predict the precise levels, or the impact, on our loan production as certain aspects of the Guidance are not specific and will be subject to interpretation by the Federal banking agencies.

The following table shows the components of our loan portfolio (including loans held for sale) by type at the dates indicated:

                                  September 30,  December 31,    September 30,
                                      2006          2005             2005
                                  -------------  -------------   ------------
                                                (In thousands)

REAL ESTATE LOANS:
  First trust deed residential loans
    One-to-four units            $   6,940,086  $   7,361,476   $  6,873,628
    Five or more units               1,909,002      1,942,021      1,938,436
                                  -------------  -------------   ------------
       Residential loans             8,849,088      9,303,497      8,812,064

OTHER REAL ESTATE LOANS:
  Commercial and industrial            222,712        257,560        295,558
  Construction                              --          4,910             --
  Second trust deeds                     3,286          6,505          6,555
  Other                                  4,703             --          4,448
                                  -------------  -------------   ------------
       Real estate loans             9,079,789      9,572,472      9,118,625


NON-REAL ESTATE LOANS:
  Deposit accounts                         827            595            396
  Commercial business loans             87,069         80,186         81,977
  Consumer                              47,203         57,399         60,303
                                  -------------  -------------   ------------
       Loans receivable              9,214,888      9,710,652      9,261,301

LESS:
  General valuation allowances -
    loan portfolio                     106,858         97,558         93,594
  Deferred loan origination
    costs, net                         (51,141)       (68,039)       (63,422)
                                  -------------  -------------   ------------
       Net loans receivable      $   9,159,171   $  9,681,133    $ 9,231,129
                                  =============  =============   ============

Our non-performing assets to total assets ratio was 0.11% at September 30, 2006, compared to 0.05% at December 31, 2005 and 0.07% at September 30, 2005. (See "Non-performing Assets" for further discussion.)

We recorded net loan charge-offs of $17 thousand and $100 thousand for the third quarter and first nine months of 2006, respectively. This compares to net loan charge-offs of $1.0 million and $1.3 million during the third quarter and first nine months of 2005, respectively. Allowances for loan losses (including general valuation allowances and valuation allowances for impaired loans) totaled $106.9 million or 1.16% of gross loans outstanding at September 30, 2006. This compares with $97.6 million or 1.00% at December 31, 2005 and $93.6 million or 1.01% at September 30, 2005.

The mortgage-backed securities portfolio, classified as available-for-sale, was recorded at fair value as of September 30, 2006. An unrealized gain of less than $1 thousand, net of taxes, was recorded in stockholders' equity as of September 30, 2006. This compares to net unrealized gains of $108 thousand as of December 31, 2005 and $230 thousand as of September 30, 2005.

The investment securities portfolio, classified as available-for-sale, was recorded at fair value as of September 30, 2006. An unrealized loss of $57 thousand, net of taxes, was reflected in stockholders' equity as of September 30, 2006. This compares to net unrealized gains of $326 thousand and $225 thousand at December 31, 2005 and September 30, 2005, respectively.


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

The one year GAP, the difference between rate-sensitive assets and liabilities repricing within one year or less, was a positive $598.6 million or 5.94% of total assets at September 30, 2006. In comparison, the one year GAP was a positive $445.2 million or 4.26% of total assets at December 31, 2005. (The December 31, 2005 dollar amounts and percentages have been adjusted to include FHLB stock, which was not initially included in interest-earning assets at the end of that period.)


Capital

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and percentages of total capital to assets. The Bank meets the standards necessary to be deemed "well-capitalized" under the applicable regulatory requirements. The following table summarizes our actual capital and required capital at September 30, 2006:


                                                                        Tier 1
                                                  Tangible   Core       Risk-based   Risk-based
                                                  Capital    Capital    Capital      Capital
                                                  ---------  ---------  -----------  ---------
                                                             (Dollars in thousands)
Actual Capital:
  Amount                                         $ 752,759  $ 752,759  $   752,759  $ 818,791
  Ratio                                               7.47%      7.47%       14.36%     15.62%
FDICIA minimum required capital:
  Amount                                         $ 151,075  $ 402,866  $        --  $ 419,336
  Ratio                                               1.50%      4.00%          --       8.00%
FDICIA "well-capitalized" required capital:
  Amount                                         $      --  $ 503,582  $   314,502  $ 524,170
  Ratio                                                 --        5.0%         6.0%      10.0%

There were no additional investments in the Bank by the Company during the first nine months of 2006. During the second quarter of 2005 the Company invested $20 million in the Bank. An additional $90 million was invested in the Bank during the remainder of 2005. There were no repurchases of common stock during the first nine months of 2006 or 2005. There remain 1,472,079 shares eligible for repurchase under our stock repurchase program as of November 1, 2006.


Loan Loss Allowances

Listed below is a summary of activity in our general valuation allowance and the valuation allowance for impaired loans during the periods indicated:

                                  Nine Months Ended September 30, 2006
                                  ------------------------------------
                                  General     Impaired
                                  Valuation   Valuation
                                  Allowances  Allowances     Total
                                  ----------  ----------  ----------
                                           (In thousands)
Balance at December 31, 2005     $   97,558  $      --   $  97,558
Provision for loan losses             9,400         --       9,400
Charge-offs:
  Consumer loans                        (74)        --         (74)
  Commercial business loans             (34)        --         (34)
                                  ----------  ----------  ----------
Total charge-offs                      (108)        --        (108)
Recoveries                                8         --           8
                                  ----------  ----------  ----------
Net (charge-offs)/recoveries           (100)        --        (100)
                                  ----------  ----------  ----------
Balance at September 30, 2006:   $  106,858  $      --   $ 106,858
                                  ==========  ==========  ==========



                                  Nine Months Ended September 30, 2005
                                  ------------------------------------
                                  General     Impaired
                                  Valuation   Valuation
                                  Allowances  Allowances     Total
                                  ----------- ----------  ----------
                                           (In thousands)

Balance at December 31, 2004     $   78,675  $     496   $  79,171
Provision for loan losses            14,650      1,100      15,750
Charge-offs:
  Single family                          (5)        --          (5)
  Commercial                             --     (1,596)     (1,596)
                                  ----------- ----------  ----------
Total charge-offs                        (5)    (1,596)     (1,601)
Recoveries                              274         --         274
                                  ----------- ----------  ----------
Net (charge-offs) / recoveries          269     (1,596)     (1,327)
                                  =========== ==========  ==========
Balance at September 30, 2005    $   93,594  $      --   $  93,594
                                  =========== ==========  ==========


Management is unable to predict future levels of loan loss provisions. Among other things, loan loss provisions are based on the level of loan charge-offs, foreclosure activity, other risks inherent in the loan portfolio, and the California economy.


Consolidated Statements of Income

The Company reported consolidated net income of $32.1 million or $1.90 per diluted share of common stock during the third quarter of 2006, compared to $23.4 million or $1.38 per diluted share of common stock during the third quarter of 2005. Net earnings were approximately the same during the third quarter of 2006 compared to the second quarter of 2006 but increased compared to the third quarter of 2005, primarily due to an increase in net interest income.

The Company reported consolidated net income of $95.5 million or $5.67 per diluted share of common stock during the first nine months of 2006 compared to $63.5 million or $3.76 per diluted share of common stock during the first nine months of 2005. The increase in earnings during the first nine months of 2006 compared to the same period of 2005 is primarily attributable to higher net interest income, lower provisions for loan losses and gains from the sale of loans.


Net Interest Income

Net interest income increased to $73.0 million during the third quarter of 2006 from $62.4 million during the third quarter of 2005. The increase is primarily due to a 6% increase in average interest-earning assets during the third quarter of 2006 compared to the third quarter of 2005. Also, the interest rate spread increased by 16 basis points during the third quarter of 2006 compared to the third quarter of 2005 partially due to increased loan prepayment fee income. Net interest income for the first nine months of 2006 increased to $221.7 million from $173.7 million during the first nine months of 2005. The increase was due to an 18% increase in average interest-earning assets during the first nine months of 2006 compared to the first nine months of 2005 and a 13 basis points increase in the interest rate spread over the first nine months of 2005. The increase in the interest rate spread included a $9.6 million increase in loan prepayment fees from $12.8 million in the first nine months of 2005 to $22.4 million in the first nine months of 2006.

Effective January 1, 2006, we adopted a change in financial reporting practice implemented by the Office of Thrift Supervision (OTS), our primary regulator. The OTS changed its financial reporting practice for classifying loan prepayment fees and late payment charges to record them as interest income rather than non-interest income. This adjustment by the OTS led to a change in industry practice in the reporting of prepayment fees and late payment charges. Accordingly, we have updated our Consolidated Statements of Income for 2006 and 2005 to include these fees with interest income. This change results in loan prepayment fees being classified in the same category as the amortization of deferred origination costs. Prepayment fees are designed to reimburse the Bank for loan origination costs if the loan is repaid prior to the Bank recovering these costs through the interest spread on the loan. A higher percentage of loans in the Bank's current loan portfolio are subject to prepayment fees than in the prior year. Loan prepayment fees increased to $7.4 million and $22.4 million during the third quarter and first nine months of 2006, respectively. This compares to $6.2 million and $12.8 million during the third quarter and first nine months of 2005, respectively. Late payment charges were $288 thousand and $914 thousand during the third quarter and first nine months of 2006, respectively. This compares to $280 thousand and $690 thousand during the third quarter and first nine months of 2005, respectively. The reclassification of these fees had no impact on net income, but did affect key financial data, such as the yield on interest-earning assets, the interest rate spread and the effective net spread.

The following table sets forth: (i) the average daily dollar amounts of and average yields earned on loans, mortgage-backed securities and investment securities, (ii) the average daily dollar amounts of and average rates paid on savings deposits and borrowings, (iii) the average daily dollar differences,
(iv) the interest rate spreads, and (v) the effective net spreads for the periods indicated:

                                           During the Nine Months
                                             Ended September 30,
                                           -------------------------
                                              2006          2005
                                           ----------    -----------
                                           (Dollars in thousands)
Average loans (1)                        $  9,603,242  $  8,194,514
Average investment securities                 597,117       473,659
                                           ----------    -----------
Average interest-earning assets            10,200,359     8,668,173
                                           ----------    -----------
Average savings deposits                    5,256,443     3,967,244
Average borrowings                          4,380,787     4,250,675
                                           ----------    -----------
Average interest-bearing liabilities        9,637,230      8,217,919
                                           ----------    -----------
Excess of interest-earning assets over
  interest-bearing liabilities           $    563,129  $    450,254
                                           ==========    ===========

Yields earned on average interest-earning
  assets                                         6.94%         5.21%
Rates paid on average interest-bearing
  liabilities                                    4.29          2.69
Interest rate spread                             2.65          2.52
Effective net spread (2)                         2.90          2.67

Total interest income                    $    531,192  $    339,014
Total interest expense                        309,486       165,362
                                           ----------    -----------
Net interest income                      $    221,706  $    173,652
                                           ==========    ===========

(1) Non-accrual loans are included in the average dollar amount of loans outstanding; however, there was no income included for the period, in which loans were on non-accrual status.

(2) The effective net spread is a fraction, the numerator of which is net interest income and the denominator of which is the average dollar amount of interest-earning assets.


Non-Interest Income and Expense

Non-interest income increased to $4.0 million in the third quarter of 2006 compared to $3.7 million in the third quarter of 2005. A $1.8 million decrease in income from real estate operations in the third quarter of 2006 compared to the prior year's third quarter was offset by a $1.8 million increase in gains on loan sales of $134.5 million during the third quarter of 2006. Loan servicing and other fees increased to $537 thousand in the third quarter of 2006 compared to $410 thousand in the third quarter of last year. Banking service fees increased to $1.6 million in the third quarter of 2006 compared to $1.4 million in the third quarter of 2005.

Non-interest income for the first nine months of 2006 increased by $3.9 million over the prior year's nine month period to $11.2 million. Loan servicing and other fees increased to $1.9 million compared to $673 thousand in the first nine months of 2005. This increase included a $533 thousand increase in net appraisal fee income. Gains recorded on the sale of loans were $3.9 million for the first nine months of 2006 on loan sales of $319.8 million during that period. During the second quarter we developed correspondent lending relationships with other financial institutions to originate and sell loan types that we do not keep in our portfolio. There were no loan sales in the first nine months of 2005.

Non-interest expense was $18.3 million and $57.7 million during the third quarter and first nine months of 2006 compared to $17.8 million and $55.3 million during the third quarter and first nine months of 2005. Non-interest expense as a percentage of average total assets was 0.72% and 0.74% for the third quarter and the first nine months of 2006. This compares with percentages of 0.74% and 0.84% for the third quarter and first nine months of 2005. The ratios decreased during 2006 due to growth in average assets. The increase in non-interest expense during the third quarter of 2006 as compared to the third quarter of 2005 was primarily due to an increase in federal deposit insurance expense. The increase in non-interest expense for the first nine months of 2006 compared to the same period in 2005 was primarily due to increases in Office of Thrift Supervision assessments, occupancy expense and federal deposit insurance expense.


Non-accrual, Past Due, Modified and Restructured Loans

We accrue interest earned but uncollected for every loan without regard to its contractual delinquency status, and establish a specific interest allowance for each loan which becomes 90 days or more past due or which is in foreclosure. Loans requiring delinquent interest allowances (non-accrual loans) totaled $10.8 million at September 30, 2006, an increase from $5.0 million at December 31, 2005 and $6.7 million at September 30, 2005.

The amount of interest allowance for loans 90 days or more delinquent or in foreclosure was $499 thousand at September 30, 2006, $147 thousand at December 31, 2005 and $185 thousand at September 30, 2005. The increase in the interest allowance at September 30, 2006 was primarily due to higher interest rates in 2006 compared to 2005 and an overall increase in delinquent loans.

We allow loan restructurings that result from temporary modifications of principal and interest payments. Under these arrangements, loan terms are typically reduced to no less than a monthly interest payment required under the note. Any loss of revenues under the modified terms would be immaterial to us. Generally, if the borrower is unable to return to scheduled principal and interest payments at the end of the modification period, foreclosure proceedings are initiated. At September 30, 2006, we had net modified loans totaling $1.9 million. No modified loans were 90 days or more delinquent at September 30, 2006.

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

The following is a summary of impaired loans, net of valuation allowances for impairment, at the dates indicated:

                                 September 30,   December 31,    September 30,
                                    2006             2005            2005
                                 -------------   -------------   -------------
                                                (In thousands)
   Non-accrual loans            $       4,485   $          --   $          --
   Other impaired loans                 2,884           3,027           2,722
                                 -------------   -------------   -------------
                                $       7,369   $       3,027   $       2,722
                                 =============   =============   =============

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

The following is a summary of information pertaining to impaired loans at the dates indicated:

                                         September 30,   December 31,    September 30,
                                             2006            2005            2005
                                         -------------   -------------   -------------
                                                        (In thousands)
Impaired loans  without a
   valuation allowance                  $       7,369   $       3,027   $      2,722
Impaired loans with a
   valuation allowance                  $          --   $          --   $         --
Valuation  allowance related
   to impaired loans                    $          --   $          --   $         --


                                                For the Three Months Ended
                                         ---------------------------------------------
                                         September 30,   December 31,    September 30,
                                             2006            2005            2005
                                         -------------   -------------   -------------
                                                        (In thousands)

Average investment in impaired loans    $       7,267   $       3,703   $      2,893
Interest income recognized on
   impaired loans                       $           1   $          30   $         37
Interest income recognized on impaired
   loans using the cash basis of
   income recognition                   $         100   $          29   $         29


Asset Quality

The following table sets forth certain asset quality ratios at the dates indicated:

                                         September 30,   December 31,    September 30,
                                             2006            2005            2005
                                         -------------   -------------   -------------

Non-performing loans to gross loans
   receivable (1)                               0.12%           0.05%          0.07%

Non-performing assets to total assets (2)       0.11%           0.05%          0.07%

Loan loss allowances to non-performing
   loans (3)                                     994%          1,965%         1,393%

Loan loss allowances to gross loans
   receivable                                   1.16%           1.00%          1.01%


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

Non-performing Assets

We define non-performing assets as loans delinquent over 90 days (non-accrual loans), loans in foreclosure and real estate acquired by foreclosure (real estate owned). The following is an analysis of non-performing assets at the dates indicated:

                                         September 30,   December 31,    September 30,
                                             2006            2005            2005
                                         -------------   -------------   -------------
                                                        (In thousands)
Non-accrual loans:
   Single family                        $       8,954   $       3,569   $      6,718
   Multi-family                                 1,775              --             --
   Other                                           26           1,397             --
                                         -------------   -------------   -------------
     Total non-accrual loans                   10,755           4,966          6,718
Real estate owned                                 367              --             --
                                         -------------   -------------   -------------
     Total non-performing assets        $      11,122   $       4,966   $      6,718
                                         =============   =============   =============

Real estate owned and non-accrual loans, while varying from quarter to quarter, have remained at relatively low levels for the last few years due to a strong real estate market in California. A slowdown in the California real estate market, such as what we have experienced during the first nine months of 2006, could negatively impact our level of non-performing assets to the extent that such a slowdown affects the economy generally and real estate prices in particular. According to CAR, the median number of days it took to sell a single-family home was 54 days in September 2006 compared with 30 days for the same period a year ago. The UCLA Report suggests that in the absence of recession, statewide home prices are unlikely to experience significant declines. The UCLA Report goes on to state that since builders are much more willing to lower home prices than owners, the handful of areas where new homes account for an above-average share of total sales activity could see some price declines. Historically, single family non-performing loans have been attributable to factors such as job layoffs and decreased incomes while multi-family and commercial non-performing loans have been attributable to factors such as declines in occupancy rates, employment rates and rental values.


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

Total savings deposits increased by $470.7 million and $1.6 billion during the third quarter and first nine months of 2006. The increase in deposits during 2006 is primarily attributable to additional deposits acquired from national brokerage firms ("brokered deposits") and retail banking offices.

Brokered deposits increased by $344.8 million and $1.4 billion during the third quarter and first nine months of 2006, respectively. Because brokered deposits were the lowest cost source of funds during 2006, they were used to replace borrowings from the FHLB. Brokered deposits comprised 51% of total deposits at September 30, 2006. Because we have sufficient capital to be deemed "well-capitalized" under the standards established by the Office of Thrift Supervision, we may solicit brokered funds without special regulatory approval.

Deposits at retail banking offices increased by $45.9 million and $139.7 million during the third quarter and first nine months of 2006, respectively. Retail deposits comprised 46% of total deposits as of September 30, 2006. We are actively seeking to expand our sources of deposits through the establishment of additional branch offices. One new retail branch was opened during the first quarter of 2006 and one new retail branch was opened during the second quarter of 2006. Lease agreements have been signed for two additional branch offices, the first of which is expected to open during early 2007. We are continuing to evaluate these and other potential branch sites in the Southern California area. However, there can be no assurance that any of these evaluations will result in the establishment of additional branch offices.

Telemarketing deposits increased by $80.0 million and $49.9 million during the third quarter and first nine months of 2006, respectively. These are normally large deposits from pension plans, managed trusts and other financial institutions. The level of these deposits fluctuates based on the attractiveness of our rates compared to returns available to investors on alternative investments. Telemarketing deposits comprised 2% of total deposits at September 30, 2006.

We started accepting internet deposits during the later part of 2005 by posting our rates on internet rate boards. Internet deposits increased by $52 thousand and $47.3 million during the third quarter and first nine months of 2006, respectively. Due to the high cost of advertising and the higher rates paid for internet deposits, we continue to evaluate the cost effectiveness of these deposits. Internet deposits comprised 1% of total deposits as of September 30, 2006.

Total borrowings decreased by $721.0 million and $2.1 billion during the third quarter and first nine months of 2006, respectively. Because lower cost funds were available, FHLB advances decreased by $671.0 million and $1.9 billion during the third quarter and first nine months of 2006, respectively. As a result of this decrease in FHLB advances, the Bank redeemed $96.3 million of FHLB stock during the first nine months of 2006. Borrowings under reverse repurchase agreements decreased by $50.0 million during the third quarter of 2006 and $213.7 million during the first nine months of 2006 due to overall net payoffs of collateral.

Internal sources of funds include amortized principal payments that can vary based upon borrowers' option to adjust their loan payment amounts, as well as prepayments. The level of prepayment activity fluctuates based upon the availability of loans with lower interest rates and lower monthly payments.

We sold $134.5 million and $319.8 million in loans during the third quarter and first nine months of 2006, respectively. The majority of these loan sales were made pursuant to correspondent lending relationships with various lenders to originate and sell loan types that we do not keep in portfolio. There were no loan sales in the first nine months of 2005.

Loan prepayments and principal reductions totaled $707.8 million and $2.0 billion during the third quarter and first nine months of 2006, respectively, compared to $587.9 million and $1.4 billion during the third quarter and first nine months of 2005, respectively.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Information about the Company's quantitative and qualitative disclosures about market risk were included in the Company's annual report on Form 10-K for the year ended December 31, 2005. We do not believe that there has been a material change in the nature or categories of market risk exposure, except as noted in "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 11.


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

(10.1)  Supplemental  Executive  Retirement Plan dated January 16, 1986 filed as
        Exhibit 10.5 to Form 10-K for the fiscal year ended December 31, 1992 and incorporated by reference.

(10.2)  Change of  Control  Agreement  effective  September  26,  1996  filed as
        Exhibit 10.4 to Form 10-Q for the Quarter ended September 30, 1996 and Amendment filed as Exhibit 10.3 and 10.4 for change of control to Form 10-Q for the Quarter ended June 30, 2001 and incorporated by reference.

(10.3) 1997 Non-employee Directors Stock Incentive Plan filed as Exhibit 1 to Form S-8 dated August 12, 1997 and Amendment filed as Exhibit 10.5 to Form 10-Q for the Quarter ended June 30, 2001, and incorporated by reference.

(10.4)  2007 Non-employee Directors Restricted Stock Plan filed as Appendix A to
        Schedule 14A, Proxy Statement for the Annual Stockholders' Meeting held on April 26, 2006.

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



                                         FIRSTFED FINANCIAL CORP.
                                         ------------------------
                                         Registrant



Date: November 8, 2006                   By: /s/ Douglas J. Goddard
                                             ---------------------
                                                 Douglas J. Goddard
                                                 Chief Financial Officer and
                                                 Executive Vice President

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


Dated this 8th day of November, 2006.

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


Dated this 8th day of November, 2006.

                                         By: /s/ Douglas J. Goddard
                                                 ------------------
                                                 Douglas J. Goddard
                                                 Chief Financial Officer

                                  EXHIBIT 32.1

                                CEO CERTIFICATION

The undersigned, as Chief Executive Officer hereby certifies, to the best of her knowledge and belief, that:

    (1) the Form 10-Q of FirstFed Financial Corp. (the "Company") for the quarterly period ended September 30, 2006 (the "Report ") accompanying this certification fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

    (2) The information contained in the Report fairly presents, in all material respects, the consolidated balance sheets and consolidated statements of income of the Company for such period.

This certification is made solely for purposes of complying with the provisions of Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.


                                         FIRSTFED FINANCIAL CORP.
                                         ------------------------
                                         Registrant


Date: November 8, 2006
                                         By: /s/ Babette E. Heimbuch
                                                 -------------------
                                                 Babette E. Heimbuch
                                                 Chief Executive Officer

                                  EXHIBIT 32.2


                                CFO CERTIFICATION

The undersigned, as Chief Financial Officer hereby certifies, to the best of his knowledge and belief, that:

    (1) the Form 10-Q of FirstFed Financial Corp. (the "Company") for the quarterly period ended September 30, 2006 (the "Report ") accompanying this certification fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

    (2) The information contained in the Report fairly presents, in all material respects, the consolidated balance sheets and consolidated statements of income of the Company for such period.

This certification is made solely for purposes of complying with the provisions of Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.


                                         FIRSTFED FINANCIAL CORP.
                                         ------------------------
                                         Registrant


Date:   November 8, 2006
                                         By: /s/ Douglas J. Goddard
                                                 ------------------
                                                 Douglas J. Goddard
                                                 Chief Financial Officer and
                                                 Executive Vice President