Form 10-K
period 2006-12-31
FIRSTFED FINANCIAL CORP
filed 2007-03-01
CIK 810536

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 2006
                                       OR
[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Transition Period from N/A to
                                                    -----   -----

                         Commission File Number: 1-9566
                            FirstFed Financial Corp.
                            ------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                               95-4087449
                --------                               ----------
     (State or other jurisdiction of      (I. R. S. Employer Identification No.)
      incorporation or organization)

          401 Wilshire Boulevard
         Santa Monica, California                          90401-1490
         ------------------------                          ----------
  (Address of principal executive offices)                 (Zip Code)

       Registrant's telephone number, including area code: (310) 319-6000

           Securities registered pursuant to Section 12(b) of the Act:
                          Common Stock $0.01 par value
                                (Title of Class)

        Securities registered pursuant to Section 12(g) of the Act: None

 Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the SecuritiesAct.
 Yes [X]   No [ ]

 Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of theAct.
 Yes [ ]   No [X]

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes [X]     No [ ]

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (sub-section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.
 Yes [ ]   No [X]

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the
 Act).
 Large accelerated filer [X]   Accelerated filer [ ]   Non-accelerated filer [ ]

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
 Yes [ ]   No [X]

 The approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2006 was $877,144,000, based on the closing sales price of the registrant's common stock on the New York Stock Exchange on such date of $57.67 per share. For purposes of the preceding sentence only, all directors, executive officers and beneficial owners of ten percent or more of the common stock, as well as the Company's Employee Stock Ownership Plan ("ESOP"), are assumed to be affiliates.


 The number of shares of registrant's $0.01 par value common stock outstanding as of February 26, 2007: 16,570,568.
                       DOCUMENTS INCORPORATED BY REFERENCE

 Portions of the Proxy Statement for Annual Meeting of Stockholders to be held April 25, 2007 ("Proxy Statement"), (Parts II, III & IV).

Disclosure Regarding Forward-looking Statements

     This Annual Report on Form 10-K for the year ended December 31, 2006 includes certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, (the "Securities Act") and Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). All statements, other than statements of historical facts, included in this Annual Report that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, including, but not limited to, such matters as future product development, business development, competition, future revenues, business strategies, expansion and growth of the Company's operations and assets and other such matters are forward-looking statements. These kinds of statements are signified by words such as "believes," "anticipates," "expects," "intends," "may", "could," and other similar expressions. However, these words are not the exclusive means of identifying such statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, including the risk factors discussed below, general economic and business conditions, the business opportunities (or lack thereof) that may be presented to and pursued by the Company, changes in law or regulations and other factors, many of which are beyond the Company's control. Specific factors that could cause results to differ materially from historical results or those anticipated are: (1) the level of demand for adjustable rate mortgages, which is affected by external factors such as interest rates and the strength of the
California economy; (2) fluctuations between consumer interest rates and the cost of funds; (3) federal and state regulation of lending, deposit and other operations; (4) competition for financial products and services within the Bank's market areas; (5) operational and infrastructural risks; (6) capital market activities; and (7) critical accounting estimates. Investors are cautioned that any such statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in the forward-looking statements. Investors are also referred to the more detailed discussion of risk factors in "Risk Factors" and " Management's Discussion and Analysis" in this Report.

                            FirstFed Financial Corp.
                                      Index
                                                                                       Page

Part I     Item 1.  Business.......................................................       4
           Item 1A. Risk Factors...................................................      23
           Item 1B. Unresolved Staff Comments......................................      24
           Item 2.  Properties.....................................................      24
           Item 3.  Legal Proceedings..............................................      24
           Item 4.  Submission of Matters to a Vote of Security Holders............      25

Part II    Item 5.  Market for Registrant's Common Equity and Related
                    Stockholder Matters............................................      25
           Item 6.  Selected Financial Data........................................      27
           Item 7.  Management's Discussion and Analysis of Consolidated Balance
                    Sheets and Consolidated Statements of Income...................      28
           Item 7A. Quantitative and Qualitative Disclosure About Market Risk......      41
           Item 8.  Financial Statements and Supplementary Data....................      45
                    Notes to Consolidated Financial Statements.....................      49
                    Report of Independent Registered Public Accounting Firm........      74
           Item 9A. Controls and Procedures........................................      75

Part III   Item 10. Directors and Executive Officers of the Registrant.............      77
           Item 11. Executive Compensation.........................................      77
           Item 12. Security Ownership of Certain Beneficial Owners and
                    Management.....................................................      77
           Item 13. Certain Relationships and Related Transactions.................      77
           Item 14. Principal Accounting Fees and Services.........................      77

Part IV    Item 15. Exhibits.......................................................      78
                    Signatures.....................................................      79
                    Power of Attorney..............................................      79
Exhibits
           31.1 Certification of Chief Executive Officer pursuant to Section 302
                of the Sarbanes-Oxley Act of 2002..................................      80
           31.2 Certification of Chief Financial Officer pursuant to Section 302
                of the Sarbanes-Oxley Act of 2002..................................      81
           32.1 Certification of Chief Executive Officer pursuant to 18 USC
                Section 1350, as adopted pursuant to Section 906 of the
                Sarbanes-Oxley Act of 2002.........................................      82
           32.2 Certification of Chief Financial Officer pursuant to 18 USC
                Section 1350, as adopted pursuant to Section 906 of the
                Sarbanes-Oxley Act of 2002.........................................      83

                                     PART I

ITEM 1. -- BUSINESS

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

     The Company is a savings and loan holding company and the holding company, as well as our bank subsidiary, are subject to examination and regulation by the Office of Thrift Supervision ("OTS"). Our deposits are insured through the Deposit Insurance Fund ("DIF") of the Federal Deposit Insurance Corporation ("FDIC"), and we are subject to regulation by the FDIC. We are a member of the Federal Home Loan Bank ("FHLB") of San Francisco, which is one of the 12 regional banks comprising the Federal Home Loan Bank System. We are also subject to certain regulations of the Board of Governors of the Federal Reserve System ("FRB") with respect to reserves required to be maintained against deposits and certain other matters. See "--Summary of Material Legislation and Regulations--".

     The Company's periodic and current reports are available free of charge on our website at www.firstfedca.com as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission ("SEC").

     Our principal business is attracting checking and savings deposits from the general public, and using such deposits, together with borrowings and other funds, to make real estate, business and consumer loans.

     We derive our revenues principally from interest and fees on loans, interest on investments and gains on loan sales. Our major items of expense are interest on deposits and borrowings, and general and administrative expense.

     As of January 31, 2007, we operated 32 full-service banking branches, all located in Southern California. Permission to operate full-service branches is granted by the OTS. In addition to these branches, we operate 6 lending offices which are located in both Southern and Northern California, a call center which conducts transactions with deposit and loan clients by telephone, and an internet website through which clients can open accounts, transfer funds or pay bills. We offer wealth management and trust services to complement the other services currently offered by the retail branches and our business banking division. Revenues from wealth management and trust services have comprised less than 1% of revenues for the last three years.

     At December 31, 2006, the Company had assets totaling $9.3 billion, compared to $10.5 billion at December 31, 2005 and $7.5 billion at December 31, 2004. Assets decreased during 2006 due to less market demand for our loan portfolio product, which is adjustable rate loans. The Company recorded net income of $129.1 million for 2006, compared to $91.7 million for 2005 and $65.8 million for 2004.

     Prior to 2004, the Bank's primary lending area was Southern California. In 2004, we opened one single family loan office in Northern California. Single family loans originated in Northern California comprised 42% of originations during 2006 compared to 47% of originations during 2005 and 38% of originations during 2004. The majority of our residential loans are obtained from wholesale loan brokers. Residential loans are also offered by all of our full-service branches. In addition, we have an income property lending group and a commercial banking group which lend primarily in Southern California.

     At the end of 2006 we began soliciting residential loans from wholesale loan brokers in states outside of California (Washington, Oregon, Utah, Nevada and Arizona). However, no loans were originated outside of California during 2006. It is our initial intent to originate these loans for sale only. We do not anticipate having a physical presence in those states.

     The  Bank  has   three   wholly-owned   subsidiaries:   Seaside   Financial
Corporation, Oceanside Insurance Agency, Inc. and Santa Monica Capital Group, all of which are California corporations. See "--Subsidiaries--".

Current Operating Environment

     The Company's operating results are significantly influenced by national and regional economic conditions, monetary and fiscal policies of the federal government, local housing demand and affordability, and general levels of interest rates.

     Home prices in the nation and California declined during 2006 after several years of double digit increases. Many forecasters predict that home sales prices will continue to decrease during 2007 as real estate markets stabilize.

     The UCLA Anderson Forecast for California, December 2006 Report ("Forecast"), states "slowing housing markets will create a significant slowdown in the California economy, but will not create a recession without a secondary source of weakness." The Forecast also states that, "The construction sector will continue to weaken, with total residential permit activity and construction employment hitting bottom in late 2007. 2008 will see a small recovery, but will remain sluggish."

     A slowdown in the California real estate market, such as what we have experienced during 2006, could negatively impact our level of non-performing assets to the extent that such a slowdown affects the economy generally and real estate prices in particular.

     We continuously monitor the sufficiency of the collateral supporting our real estate loan portfolio based on many factors including property location, date of loan origination, original loan-to-value ratios and the amount of negative amortization.

     Business loans collateralized by inventory, accounts receivable and/or other assets are monitored on a monthly or quarterly basis through reports provided by the borrower. Site visits and collateral audits are generally required at loan origination and periodically thereafter.

     We adjust our general allowance for loan losses as a result of our evaluations and the overall level of the loan portfolio. We recorded a $12.4 million provision for loan losses during 2006 compared to $19.8 million during 2005 and $3.0 million during 2004.

     The ratio of allowances for loan losses (general valuation allowance and valuation allowances for impaired loans) to gross loans receivable was 1.28% at the end of 2006 compared to 1.00% at the end of 2005 and 1.15% at the end of 2004. The change in the ratio over the last three years is due to changes in risk factors for various segments of the portfolio. See "--Business - Loan Loss Allowance--" for additional information.

     Our non-performing assets increased to 0.21% of total assets at the end of 2006 from 0.05% of total assets at the end of 2005 and 0.07% of total assets at the end of 2004.

     Current Interest Rate Environment. The Federal Reserve Board ("FRB") has increased the federal funds rate several times over the last three years bringing the current rate to 5.25%, up from 4.25% at the end of 2005, 2.25% at the end of 2004 and 1.00% at the end of 2003. There has been no change in the federal funds rate since June 29, 2006.

     Typically, our interest rate spread decreases during increasing interest rate environments (savings and borrowing costs respond to increasing rates faster than our loan portfolio). The reverse is true during periods of decreasing interest rates. Due to borrower preference, demand for our adjustable rate products typically decreases during periods when interest rates on fixed rate loans are comparable to or less than adjustable rate loans. Adjustable rate loans comprised 88% of loan originations during 2006. The remaining 12% of loan originations during 2006 were hybrid fixed/adjustable rate loans.

     Changes in interest rates impact our portfolio yield due to the interest rate adjustment features of our loans. Additionally, a time lag exists before changes in interest rates can be implemented with respect to our real estate loan portfolio due to operational and regulatory constraints. These constraints do not allow us to implement monthly changes in the indices utilized for adjustable rate loan clients for periods of sixty to ninety days.

     Our interest rate spread was 2.71% in 2006 compared to 2.54% in 2005 and 2.86% in 2004. The average cost of deposits and borrowings increased by 1.49% during 2006 compared to 2005, while the average yield earned on the loan portfolio increased by 1.70% during the year. See "Asset-Liability Management" and "Components of Earnings - Net Interest Income" in "--Management's Discussion and Analysis of Consolidated Balance Sheets and Consolidated Statements of Income--" for additional information.

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

     We compete for loans primarily with savings institutions, commercial banks, mortgage companies, real estate investment trusts and insurance companies. Commercial banks are our primary competition for business loans. The primary factors in competing for loans are interest rates, loan fees, interest rate caps, interest rate adjustment provisions and the quality and extent of service to borrowers and mortgage brokers.

     Environmental Concerns. In certain circumstances, such as when actively participating in the management or operation of properties securing our loans, we could have liability for properties found to have pollutant or toxic features. Environmental protection laws are strict and impose joint and several liability on numerous parties. It is possible for the cost of cleanup of environmental problems to exceed the value of the security property. We have adopted environmental underwriting requirements when considering loans secured by properties which appear to have environmentally high-risk characteristics (e.g. commercial and industrial properties and construction of all property types, which may contain friable asbestos or lead paint hazards). We utilize third-party specialists to provide an assessment of environmental risk on all commercial properties (retail, office, industrial) and on multi-family properties that may be near any commercial influence. These assessments may include the sampling of underground soils as necessary. These requirements are intended to minimize the risk of environmental hazard liability. Our policies are also designed to minimize the potential for liability imposed on lenders who assume the management of a property.

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

Lending Activities

     General. Our primary lending activity is the origination of loans for the purchase or refinance of, or construction of improvements on residential real property. The loan portfolio primarily consists of loans made to homeowners on the security of single family dwellings and property owners on multi-family dwellings. The loan portfolio also includes loans secured by commercial and industrial properties, consumer loans and commercial business loans.

     For an analysis of the loan portfolio composition and an analysis of the types of loans originated, see "--Management's Discussion and Analysis of Consolidated Balance Sheets and Consolidated Statements of Income - Balance Sheet Analysis - Loan Portfolio and Loan Composition--".

     Origination and Sale of Loans. We obtain qualified loan applicants from mortgage brokers, borrower referrals, and the clients of our full-service banking branches.

     Loan originations were $2.2 billion in 2006, $4.8 billion in 2005, and $3.9 billion in 2004. Loan originations decreased in 2006 due to higher interest rates on adjustable rate mortgages, a cooling off of the California real estate market and the impact resulting from implementing the Interagency Guidance on Non-Traditional Mortgage Product Risks. Due to a decrease in demand for the adjustable loan types we maintain in our portfolio, we entered into correspondent lending relationships with various other lenders to originate and sell loans to them during 2006.

     Loans sold totaled $481.6 million in 2006, $12.8 million in 2005, and $3.3 million in 2004. During 2006, $619.6 million in loans were originated for sale compared to $15.7 million in 2005 and $2.8 million in 2004. Loans originated for sale totaled 28.10%, 0.32%, and 0.07% of loan originations during 2006, 2005, and 2004, respectively.

     Loans held-for-sale at December 31, 2006, 2005, and 2004 were $140.9 million, $2.9 million, and $0, respectively. Loans originated for sale are recorded at the lower of carrying amount or fair value. The time from origination to sale varies depending on the type of loan. Adjustable rate loans may take up to six months to sell as the loans are originated and aggregated into pools for delivery. There is substantially no market risk during this time period. Hybrid fixed/adjustable rate loans are typically sold within 30-45 days after origination. During this time period we may be exposed to price adjustments as a result of fluctuations in market interest rates.

     The portfolio of mortgage-backed securities, classified as available-for-sale, was recorded at fair value at December 31, 2006, 2005, and 2004. Unrealized gains of $83 thousand, $108 thousand and $420 thousand, net of tax, were recorded in stockholders' equity at December 31, 2006, 2005, and 2004, respectively.

     We serviced $128.9 million in loans for other investors as of December 31, 2006, $53.2 million of which were sold under recourse arrangements ($3.9 million of the loans sold with recourse were formed into mortgage-backed securities and are still owned by us as of December 31, 2006). Due to regulatory requirements, we maintain capital for loans sold with recourse as if those loans had not been sold. Our portfolio of loans sold with recourse were originated prior to 1990 and because no further losses are expected, the repurchase liability on these loans was eliminated in 2004. The principal balance of loans sold with recourse decreased to $53.2 million at the end of 2006 from $59.9 million at the end of 2005 and $76.3 million at the end of 2004, due to loan payments and payoffs.

     From time to time we form mortgage-backed securities with loans from our loan portfolio for use in collateralized borrowing arrangements. In exchange for the improvement in credit risk when the mortgage-backed securities are formed, guarantee fees are paid to the Federal Home Loan Mortgage Corporation ("FHLMC") or the Federal National Mortgage Association ("FNMA"). Since the securitized loans were initially originated using our standard credit and underwriting guidelines, the mortgage-backed securities that we create generally have the same experience with respect to prepayment, repayment, delinquencies, and other factors as our overall loan portfolio. In January of 2005, we completed a loan securitization with FNMA in which $1.3 billion in multi-family loans from our loan portfolio were formed into mortgage-backed securities. At December 31, 2006, the outstanding balance of these loans totaled $918.6 million compared to $1.1 billion at December 31, 2005. Because we retained full recourse on the securitized loans, the mortgage-backed securities continue to be accounted for as part of the loan portfolio under current accounting literature and are not considered as serviced for others. These mortgage-backed securities are being used in collateralized borrowing arrangements.

     Interest Rates, Terms and Fees. We originate residential adjustable mortgage loans ("AMLs") with 30 and 40 year terms and interest rates which adjust monthly based upon various indices. The indices used include the 12-month average of the 3-month certificate of deposit Index ("CODI"), the 12-month average of the one year U.S. Treasury Security rate ("12MAT"), the Federal Home Loan Bank's Eleventh District Cost of Funds Index ("COFI") and the London Inter-bank Offered Rate ("LIBOR"). The CODI index is the monthly rate on 3-month certificate of deposits as published by the Federal Reserve Bank and is a simple average based upon the twelve most recent months of data. CODI loans comprised 6% of loan originations during 2006, 76% during 2005 and 69% during 2004. The COFI index is the monthly weighted average cost of savings, borrowings and advances of members of the Federal Home Loan Bank of San Francisco, as made available. COFI loans comprised 57% of loan originations during 2006, 9% during 2005 and 3% during 2004. 12MAT loans comprised 23% of loan originations during 2006, 14% during 2005 and 25% during 2004. (See "--Asset-Liability Management--" in "--Quantitative and Qualitative Disclosures about Market Risk--".)

     Payment Caps. There are varying periods for which our loan payments may be fixed, ranging from one year to five years. If the payment is fixed for one year, after the first year the payment may be increased by no more than 7.5% each year. If the payment is fixed for three years, after the third year the payments for the fourth and fifth years may be increased by no more than 7.5% for each year. If the payment is fixed for five years, after the fifth year, the payment will be adjusted to provide for full amortization, starting with the sixth year. An annual payment cap of 7.5% applies thereafter, subject to the lifetime balance cap described below. Most of our loans, including loans with fixed payment periods of less than or equal to five years, will have payments adjusted ("recast") every five years without regard to the 7.5% limitation to provide for full amortization over the balance of the loan term. The annual payment cap of 7.5% applies thereafter. The portfolio of single family loans with a one-year fixed payment was $4.6 billion at both December 31, 2006 and December 31, 2005 and was $2.9 billion at December 31, 2004. The portfolio of single family loans with three-to-five year fixed payments was $1.8 billion at December 31, 2006, compared to $2.7 billion at December 31, 2005, and $1.6 million at December 31, 2004.

     Additionally, we have Graduated Payment Advantage ("GPA") loans which start at lower interest rates and increase by pre-determined amounts over the first five years of the loan. After the first five years these loans are subject to the same payment caps and "recast" provisions as the Bank's other adjustable rate loans.

     Any interest not paid by the borrower each month is accrued, recognized as income, and added to the principal balance of the loan ("negative amortization"). Payments may revert to the fully amortizing payment without regard to the payment caps if the loan balance reaches its maximum allowed negative amortization (lifetime balance cap), which can range from 110% to 125% of the original loan balance. For loans with an 80% or less loan-to-value ratio at origination, the lifetime balance cap can range from 110% to 125%. For loans with a loan-to-value ratio over 80% at origination, the lifetime balance cap is limited to 110%. Once the lifetime balance cap is reached, the 7.5% payment cap no longer applies to the loan until the balance falls below the lifetime cap again.

     Because AML loan-to-value ratios may increase above those established at the time of loan origination due to negative amortization, when we do lend in excess of 80% of the appraised value, additional fees and higher rates are charged or we may require mortgage insurance which reduces our loss exposure to below 75%.

     At December 31, 2006, 2005, and 2004, negative amortization, included in the balance of loans receivable, totaled $215.8 million, $62.6 million, and $5.5 million, respectively. Negative amortization as a percentage of all single family loans with fixed payment periods in the Bank's portfolio totaled 3.44% at December 31, 2006, 0.86% at December 31, 2005 and 0.12% at December 31, 2004.
Negative amortization has increased over the last two years primarily due to increases in short-term interest rates.

     In September 2006, the OTS along with the other federal banking agencies, published the final Interagency Guidance on Non-Traditional Mortgage Product Risks ("Guidance"), which addresses adjustable rate and interest-only loans. Non-Traditional products are generally defined as loans that allow interest-only payments or have the potential for negative amortization. The Guidance states that underwriting standards should address the effect of a substantial payment increase on the borrower's capacity to repay when full loan amortization begins. Consequently, an institution's analysis of a borrower's repayment capacity should include an evaluation of their ability to repay the debt at the first "recast" at the fully-indexed rate, assuming a fully-amortizing repayment schedule. The repayment analysis should also be based upon the initial loan amount plus any balance increase that may accrue from negative amortization. The Guidance also suggests that, in analyzing a borrower's repayment capacity, a lender should avoid over-reliance on credit scores as a substitute for income, asset or outstanding liability verification in the underwriting process.

     While the Guidance terms interest-only and negative amortization loans as "non-traditional", the Bank has been offering adjustable rate loan products for over twenty years. Prior to the issuance of the Guidance, the Bank had employed (and continues to employ) certain of the standards and practices suggested in the Guidance, such as using the fully indexed rate in evaluating a borrower's ability to repay a loan. We are assessing the impact of the Guidance on our lending process. We will continue to closely monitor trends in the residential housing and lending markets, and make adjustments as deemed appropriate. At this time, however, we cannot predict the precise levels, or the impact, on our loan production as certain aspects of the Guidance are not specific and will be subject to interpretation by the Federal banking agencies.

     Although interest rates are adjusted monthly, AMLs have maximum interest rates ranging from 400 to 750 basis points above the initial interest rate.

     Generally, AMLs may be assumed at any time during the term, provided that the person assuming the loan meets our credit standards and enters into a separate written agreement with us. Additionally, the new borrower is required to pay assumption fees customarily charged for similar transactions.

     We generally require that borrowers obtain private mortgage insurance on loans in excess of 80% of the appraised property value. On certain loans originated for the portfolio, we charge premium rates and/or fees in exchange for waiving the insurance requirement. Management believes that the additional rates and fees that we receive for these loans compensate for the additional risk associated with this type of loan. Subsequent to the origination of a portfolio loan, we may purchase private mortgage insurance with our own funds. Under certain mortgage insurance programs we act as co-insurer and participate with the insurer in absorbing any future loss. As of December 31, 2006, 2005, and 2004, loans with co-insurance totaled $295.1 million, $334.8 million and $202.4 million, respectively. Loans with initial loan-to-value ratios greater than 80% with no private mortgage insurance totaled $292.4 million at December 31, 2006, $495.5 million at December 31, 2005, and $519.0 million at December 31, 2004.

     Loans with 40-year terms were 80%, 77%, and 27% of loan originations during 2006, 2005, and 2004, respectively. The increase in loans with 40-year terms is attributable to increased marketing efforts for this product as a response to the decreased "affordability" of houses in our market areas.

     The following table shows the contractual maturities of our loan portfolio at December 31, 2006:

                                                        Loan Maturity Analysis
                              ----------------------------------------------------------------------------------
                                Total        1 Year    > 1 Year     > 5-10     > 10-20   > 20-30
                               Balance       or Less   to 5 Years    Years       Years     Years     > 30 Years
                              ----------  ----------  ----------  ----------  ----------  ----------  ----------
                                                        (Dollars in thousands)

Interest rate sensitive loans:
  AMLs........................$8,408,855    $108,895    $878,371    $626,120  $1,818,126  $2,708,864 $ 2,268,479
  Fixed rate loans............    43,905       3,280      28,040       6,400       4,235       1,704         246
  Commercial business loans...    83,759      20,771      62,988          --          --          --          --
  Consumer and other loans....    48,745      14,494      34,251          --          --          --          --
                              ----------  ----------  ----------  ----------  ----------  ----------  ----------
  Total.......................$8,585,264    $147,440  $1,003,650    $632,520  $1,822,361  $2,710,568 $ 2,268,725
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

     The following is a summary of non-accrual loans for which delinquent interest allowances had been established as of December 31, at each of the periods indicated:

                             % of            % of           % of          % of            % of
                      2006  Total    2005   Total   2004   Total   2003  Total    2002   Total
                     ------ -----   ------  -----  ------  -----  ------  -----  ------  -----
                                        (Dollars in thousands)
Non-accrual loans:
  Single family.....$18,474   98%   $3,569   72%   $4,590   92%   $3,326   99%   $5,705   85%
  Multi-family......     --   --        --   --       391    8        --   --     1,017   15
  Commercial........     --   --     1,364   28        --   --        --   --        --   --
  Consumer..........     11    1        13   --         4   --        16    1        --   --
  Business..........     12    1        20   --        --   --        --   --        --   --
                     ------  ----  -------  ----   ------  ----   ------  ----   ------  ----
Total non-accrual   $18,497  100%   $4,966  100%   $4,985  100%   $3,342  100%   $6,722  100%
   loans.......      ======  ====  =======  ====   ======  ====   ======  ====   ======  ====


     The allowance for delinquent interest, based on loans past due more than 90 days or in foreclosure, totaled $769 thousand, $147 thousand, $256 thousand, $227 thousand, and $372 thousand at December 31, 2006, 2005, 2004, 2003, and 2002, respectively.

     Our modified loans result primarily from temporary modifications of principal and interest payments or an extension of maturity dates. Under these arrangements, loan terms are typically reduced to no less than a monthly interest payment required under the note. If the borrower is unable to return to scheduled principal and interest payments at the end of the modification period, foreclosure proceedings are initiated or the modification period may be extended. As of December 31, 2006, the Bank had modified loans totaling $1.8 million. This compares with modified loans of $2.0 million as of December 31, 2005 and $1.4 million as of December 31, 2004. No modified loans were 90 days or more delinquent as of December 31, 2006, 2005, or 2004.

     Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS No. 114"), requires the measurement of impaired loans. SFAS No. 114 does not apply to large groups of homogeneous loans that are collectively reviewed for impairment.

     We consider a loan to be impaired when management believes that we will be unable to collect all amounts due under the contractual terms of the loan agreement. In accordance with SFAS 114, we annually evaluate the collectibility of commercial business loans greater than or equal to $500 thousand, single family loans greater than or equal to $1.0 million and income property loans greater than or equal to $1.5 million for impairment purposes using our normal loan review procedures. When a loan is determined to be impaired, we measure impairment based on either (1) the present value of expected future cash flows, discounted at the loan's effective interest rate, or (2) the loan's observable market price, or (3) the fair value of the collateral. Estimated impairment losses are included in our impairment allowances.

     There were no valuation allowances for impaired loans at December 31, 2006 or 2005. There was a $496 thousand valuation allowance for impaired loans at December 31, 2004. The following is a summary of impaired loans, net of valuation allowances for impairment, at the dates indicated:

                                              At December 31,
                                       -------------------------
                                         2006     2005     2004
                                       -------   ------   ------
                                              (In thousands)

Non-accrual loans...................... $2,544   $3,027   $1,360
Other impaired loans...................  2,894       --       --
                                       -------   ------   ------
                                        $5,438   $3,027   $1,360
                                       =======   ======   ======

     The following is a summary of impaired loans, net of valuation allowances for impairment, by loan type, at the dates indicated:

                                              At December 31,
                                       -------------------------
                                         2006     2005     2004
                                       -------   ------   ------
                                              (In thousands)

Single family.......................... $5,438   $1,663   $1,360
Commercial.............................     --    1,364       --
                                       -------   ------   ------
Total impaired loans................... $5,438   $3,027   $1,360
                                       =======   ======   ======

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

     The following is an analysis of the activity in our valuation allowances for impaired loans during the periods indicated (in thousands):

Balance at December 31, 2001..................$1,850
  Transfer to general valuation allowance.....(1,354)
                                              ------
Balance at December 31, 2002..................   496
  Net charge-offs.............................    --
                                              ------
Balance at December 31, 2003..................   496
  Net charge-offs.............................    --
                                              ------
Balance at December 31, 2004..................   496
  Net charge-offs.............................    --
    Provision for loan losses................. 1,100
    Net charge-offs...........................(1,596)
                                              ------
Balance at December 31, 2005..................    --
   Net charge-offs............................    --
                                              ------
Balance at December 31, 2006..................$   --
                                              ======

     Cash payments received from impaired loans are recorded in accordance with the contractual terms of the loan. The principal portion of the payment is used to reduce the principal balance of the loan, whereas the interest portion is recognized as interest income.

     The following is a summary of information pertaining to impaired and non-accrual loans:

                                                       At December 31,
                                                    ---------------------
                                                       2006       2005
                                                    ----------  ---------
                                                        (In thousands)

Impaired loans without a valuation allowance........$   5,438   $   3,027
Impaired loans with a valuation allowance...........$      --   $      --
Valuation allowances related to impaired loans......$      --   $      --

Total non-accrual loans.............................$  18,497   $   4,966



                                                        Year Ended December 31,
                                                    ---------------------------------
                                                       2006        2005       2004
                                                    ---------   ---------  ----------
                                                             (In thousands)

Average investment in impaired loans................$   6,767   $   2,649   $   1,467
Total interest income recognized on impaired loans..$     689   $     174   $      22
Interest income recognized on a cash basis
  on impaired loans.................................$     562   $     166   $      22


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

Loan Loss Allowance

     We maintain a general valuation allowance for loan losses due to the inherent risks in the loan portfolio that have yet to be specifically identified. Our loan portfolio is stratified based on factors affecting the perceived level and concentration of risk, the type of collateral, the extent of borrower documentation obtained, the borrower's credit rating, year of origination, original loan-to-value ratio, the level of negative amortization and geographic location.

     The appropriate level of general valuation allowance is calculated by applying reserve factors to the various stratifications identified above. These reserve factors represent the expected likelihood of default multiplied by the expected rate of loss. The expected rates of loss and default are based on our historical loss experience adjusted for current conditions and trends in our lending areas.

     Based on this methodology, we recorded a $12.4 million provision for loan losses during 2006, $19.8 million during 2005 and $3.0 million during 2004.

     Loans that allow for a reduced level of borrower documentation at origination are a significant percentage of loans originated in our market areas. On "Stated Income/Stated Asset" ("SISA") loans, the borrower includes information on his/her level of income and assets that is not subject to verification. On "Stated Income/Verified Assets" ("SIVA") loans, the borrower includes information on his/her level of income that is not subject to verification, but his/her assets are verified. For "No Income/No Asset" ("NINA") loans, the borrower is not required to submit information on his/her level of income or assets. The underwriting of these loans is based on the borrower's credit score and credit history, intended occupancy, reasonableness of stated income and the value of the collateral. Adjustments to interest rates, loan-to-values and required credit scores are made on these types of reduced documentation loans in order to compensate for any additional risks the lack of documentation may pose. At December 31, 2006, approximately 12%, 33%, and 35% of our single family loan portfolio was comprised of NINA, SIVA, or SISA loans, respectively. This compares to 11%, 32%, and 38% of our single family loan portfolio being NINA, SIVA, or SISA loans respectively, at December 31, 2005. Our portfolios of multi-family and other real estate loans all require complete and customary documentation from the borrowers.

     The following is an analysis of the activity in our general loan valuation allowance for the periods indicated:

                                                    Year Ended December 31,
                                              --------------------------------------------------
                                              --------------------------------------------------
                                                2006      2005       2004       2003      2002
                                              --------  --------   --------   --------  --------
                                                               (In thousands)

Beginning general loan valuation allowance...$ 97,558  $ 78,675   $ 75,238   $ 75,223  $ 72,919
Provision for loan losses.........             12,400    18,650      3,000         --        --
Charge-offs, net of recoveries:
   Single family..................                (35)       11        120        (52)     (372)
   Multi-family...................                  2       189        237         14       189
   Commercial.....................                (53)       85         (7)        --        --
   Non-real estate................               (104)      (52)        87         53     1,133
                                              --------  --------   --------   --------  --------
Total net (charge-offs) recoveries               (190)      233        437         15       950
                                              --------  --------   --------   --------  --------
                                              --------  --------   --------   --------  --------
Transfers from (to) impaired                       --        --         --         --     1,354
   valuation allowance
                                              --------  --------   --------   --------  --------
Ending general loan valuation                $109,768  $ 97,558   $ 78,675   $ 75,238  $ 75,223
allowance.........................
                                              ========  ========   ========   ========  ========


     We recorded total net charge-offs of $190 thousand against the general valuation allowance during 2006. There were no chargeoffs from valuation allowances for impaired loans in 2006. The low level of charge-offs over the last five years is attributable to the relatively strong economy and real estate market in California during those years. The Bank establishes a specific reserve to charge off assets with identified weaknesses that may render all or part of the asset uncollectible.

     Any increase in charge-offs would adversely impact our future loan loss provision and net income.

     The ratio of general loan loss allowances to gross loans receivable was 1.28%, 1.00%, 1.15%, 1.70% and 1.96% at December 31, 2006, 2005, 2004, 2003, and
2002, respectively.

     The following table details the general valuation allowance by loan type at the dates indicated:

                                                    December 31,
                      ---------------------------------------------------------------------------
                               % of           % of             % of           % of            % of
                       2006   Total   2005   Total    2004    Total    2003  Total    2002   Total
                      ------  -----  ------  -----   ------   -----   ------ -----   ------  -----
                                               (Dollars in thousands)
Real estate loans:
  Single family.....$ 83,934   77%  $ 68,329   70%  $ 48,271   61%  $ 28,775   38%  $ 24,952   33%
  Multi-family......  17,686   16     20,486   21     19,570   25     24,789   33     27,037   36
  Commercial........   2,395    2      3,221    3      5,053    6      6,185    8      9,938   13
  Construction......      --   --        148   --        508    1      2,266    3      2,281    3
                      ------  -----  -------   ---     -----  ----    ------  -----    -----  ------
Total real estate
  loans..............104,015   95     92,184   94     73,402   93     62,015   82     64,208   85
                      ------  -----  -------  -----     -----  ------  ------  -----   -----  ------

Non-real estate loans:
  Commercial.........  3,626    3      2,855    3      2,618    3      5,595    8      4,977    7
  Consumer...........  2,127    2      2,519    3      2,655    4      7,624   10      5,978    8
  Other..............    --     -         --    -         --    -          4      --      60    -
                      ------  -----    -----  -----    -----  ------  ------  -----    -----  ------
Total non-real         5,753    5      5,374    6      5,273    7     13,223   18     11,015   15
  estate loans.......
                      ------  -----    -----  -----    -----  ------  ------  -----   -----  ------
Total...............$109,768  100%  $ 97,558  100%  $ 78,675  100%  $ 75,238  100%  $ 75,223  100%
                      ======  =====    =====  =====    =====  ======  ======  =====  =====  ======


     During 2006, the exposure base of single family loans decreased by $920 million. However, because home prices began to decline during 2006 and due to concerns about specific portions of the single family loan portfolio, the general valuation allowance increased by $15.6 million. There were several adjustments made to the calculation of the general valuation allowance for the single family portfolio. The risk factors for no documentation loans, loans in certain geographic areas with weak housing markets and loans with loan to value ratios higher than 85% and no mortgage insurance were increased. The exposure base for multi-family loans decreased by $129 million, resulting in a decrease in the general valuation allowance of $2.8 million. The exposure base for commercial real estate loans decreased by $63 million, resulting in a decrease in the general valuation allowance of $826 thousand. The construction loan portfolio fully paid off and the general valuation allowance of $148 thousand was eliminated. The total non-real estate loan portfolio decreased by $6.7 million. However, the non-real estate commercial exposure, which has a higher general valuation allowance (GVA) allocation factor, increased and the non-real estate consumer exposure, which has a lower GVA allocation factor, decreased resulting in a $379 thousand increase to the general valuation allowance.


     During 2005, the exposure base of single family loans increased by $2.8 billion, generating a net increase in the general valuation allowance of $20.1 million. There were two changes pertaining to the calculation of the general valuation allowance for the single family portfolio: we decreased risk factors for loans with loan-to-value ratios up to 60%; and we also decreased risk factors for loans with less than complete customary documentation. The exposure base for multi-family loans increased by $116.5 million and the general valuation allowance increased by $916 thousand. The exposure base for commercial real estate decreased $67.2 million, generating a decrease in the general valuation allowance of $1.8 million. The exposure base of the construction loan portfolio decreased by $16.0 million, while the general valuation allowance declined by $360 thousand. The non-real estate commercial loan exposure base increased by $21.3 million and the general valuation allowance increased by $237 thousand. The consumer loan exposure base decreased by $3.3 million and the general valuation allowance decreased by $136 thousand.


     During 2004, the exposure base of single family loans increased by $2.1 billion, generating an increase in the general valuation allowance of $19.6 million. Also, documentation type was added as a risk factor for the single family portfolio during 2004. The exposure base for multi-family loans increased by $279.8 million; however, the general valuation allowance decreased by $5.2 million. This decrease in general valuation allowance was attributable to lowered risk factors for certain geographic locations. We also reduced the loss factors associated with anticipated loss on this product. The exposure base for commercial real estate decreased $20.2 million, generating a decrease in the general valuation allowance of $1.1 million. The exposure base of the construction loan portfolio decreased by $4.5 million, while the general valuation allowance declined by $1.8 million. The non-real estate commercial loan exposure base increased by $47.0 million; however, the general valuation allowance decreased by $3.0 million. The consumer loan exposure base increased by $29.8 million; however, the general valuation allowance decreased by $5.0 million. The decrease in general valuation allowances for non-real estate consumer and commercial loans was attributable to a decline in the expected rates of default as we gained experience with these product lines.


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

     Our Asset Classification Committee meets at least quarterly to review and monitor the condition of the loan portfolio. Additionally, a special workout group of our officers meets at least quarterly to review delinquent loan situations and to insure that actions are commenced enforcing our rights in security properties pending foreclosure and liquidation.

     Non-performing Assets. For a further discussion of non-performing assets, see "--Management's Discussion and Analysis of Consolidated Balance Sheets and Consolidated Statements of Income - Non-Performing Assets--".

     Generally, real estate loans greater than 90 days delinquent are placed into foreclosure and a specific valuation allowance is established, if necessary. We acquire title to the property in most foreclosure actions in which the loan is not reinstated by the borrower. Once real estate is acquired in settlement of a loan, the property is recorded at the lower of carrying amount or fair value.

     Real Estate Owned. Real Estate Owned ("REO") is property acquired as a result of foreclosure. Following the acquisition of REO, we evaluate the property and establish a plan for marketing and disposing of the property. After inspecting the property, we determine whether the property may be disposed of in its present condition or if repairs, rehabilitation or improvements are necessary.

      The following table provides information regarding our REO for the periods indicated:

                                     Year Ended December 31,
                                  ----------------------------
                                    2006      2005      2004
                                  --------  --------  --------
                                         (In thousands)

Beginning balance................ $     -   $      -  $      -
  Additions......................   1,461          -         -
  Sales and other................    (367)         -         -
                                  --------  --------  --------
Ending balance................... $ 1,094   $      -  $      -
                                  ========  ========  ========

     Real Estate Held for Investment. From time to time we acquire real estate as a result of the enforcement of judgments against borrowers.

     The following table provides information regarding our real estate held for investment activity for the last three years:

                                      Year Ended December 31,
                                  -----------------------------
                                    2006      2005       2004
                                  --------  --------   --------
                                         (In thousands)

Beginning balance................ $      -  $    986  $   1,324
  Additions......................        -     1,869        986
  Sales and other................        -    (2,855)    (1,324)
                                  --------  --------   --------
Ending balance................... $      -  $      -  $     986
                                  ========  ========   ========

     Other  Interest-Earning   Assets.  We  owned  no  contractually  delinquent
interest-earning assets other than loans as of December 31, 2006.

     Investment Activities. It is our policy to maintain liquidity investments at a modest level and to use available cash to originate mortgages that normally command higher yields. Therefore, interest income on investments generally represents less than 5% of total revenues.

     Collateralized Mortgage Obligations. The following table summarizes the portfolio of collateralized mortgage obligations at fair value by type at the end of the periods indicated:

                                                       At December 31,
                                  -----------------------------------------------------
                                    2006       2005       2004       2003       2002
                                  --------   --------   --------   --------   ---------
                                                    (Dollars in thousands)

Collateralized mortgage
   obligations ("CMO's")....      $ 311,467  $ 293,453  $ 249,781  $ 115,992  $ 101,802
Unrealized gain on securities
   available-for-sale............       383        564        805        219      1,053
                                    --------   --------   --------   --------  --------
                                  $ 311,850  $ 294,017  $ 250,586  $ 116,211  $ 102,855
                                    ========   ========   ========   ========  ========
Weighted average yield on
   interest-earning investments        5.51%     4.15%      2.82%      2.92%      4.77%
   end of period..................
                                     ========   ========   ========   ========  ========

     Our collateralized mortgage obligations all have expected maturities within five years.

     Mortgage-Backed Securities. Our portfolio of mortgage-backed securities was formed with loans from our loan portfolio. In exchange for the improvement in credit risk when the mortgage-backed securities are formed, guarantee fees are paid to FHLMC or FNMA. Since the securitized loans were initially originated using our standard credit and underwriting guidelines, the mortgage-backed securities that we create generally have the same experience with respect to prepayment, repayment, delinquencies, and other factors as our overall loan portfolio.

     The following table sets forth the composition of our mortgage-backed securities at the dates indicated:

                                                    December 31,
                                  --------------------------------------------------
                                  --------------------------------------------------
                                    2006       2005      2004      2003       2002
                                  --------   --------  --------  ---------  --------
                                                    (In thousands)
FHLMC and FNMA Mortgage-backed
  securities (at fair value):
   Secured by single family
   dwellings...................   $ 53,290  $ 69,581  $ 91,308  $ 128,465  $ 192,395
   Secured by multi-family
   dwellings...................      3,907     4,673     5,751      6,711      8,190
                                  --------   --------  --------  ---------  --------
    Total Mortgage-backed         $ 57,197  $ 74,254  $ 97,059  $ 135,176  $ 200,585
    securities.................   ========   ========  ========  =========  ========


     FHLB Stock. The Bank owned $119.0 million, $205.7 million, $143.4 million, $87.8 million and $78.7 million of FHLB stock at December 31, 2006, 2005, 2004, 2003 and 2002, respectively. The yields on the stock were 5.37%, 4.67%, 3.97%, 3.85% and 5.31%, respectively, at the end of each year.

Sources of Funds

     General. Our principal sources of funds are deposits, principal and interest payments on loans, loan sales, advances from the FHLB, and securities sold under agreements to repurchase.

     Deposits. We obtain deposits through four different sources: 1) our full-service branch system, 2) phone solicitations by designated employees (telemarketing deposits), 3) national brokerage firms, and 4) the internet.

     Deposits obtained through the branch system were $2.9 billion, $2.6 billion, and $2.5 billion at December 31, 2006, 2005, and 2004, respectively. Branch deposits comprised 49% of total deposits at December 31, 2006, 60% of total deposits at December 31, 2005 and 67% of total deposits at December 31, 2004.

     Deposits acquired through telemarketing efforts are typically placed with us by professional money managers and represented 3%, 2%, and 1% of total deposits at December 31, 2006, 2005 and 2004, respectively. The level of telemarketing deposits varies based on yields available to depositors on other investment instruments and the depositors' perception of our creditworthiness.

     Deposits acquired through national brokerage firms represented 47%, 38%, and 32% of total deposits at December 31, 2006, 2005, and 2004, respectively. Any fees paid to deposit brokers are amortized over the term of the deposit. We increased our use of this type of deposit in 2006 because they were the least expensive source of funds on an "all-in cost" basis. We have used brokered deposits in varying amounts since 1983. Based on historical renewal percentages, management believes that these deposits are a stable source of funds. Institutions meeting the regulatory capital standards necessary to be deemed well-capitalized are not required to obtain a waiver from the FDIC in order to accept brokered deposits. See "--Management's Discussion and Analysis - Capital Resources and Liquidity--".

     Deposits acquired through the internet are acquired by posting our rates on internet rate boards. We accept internet deposits from every state except California. These deposits comprise a minor amount of total deposits at December 31, 2006. Due to the high cost of advertising and the higher rates paid for internet deposits, we are continually evaluating the cost effectiveness of these deposits.

      The following table shows the average balances and average rates paid on deposits by deposit type for the periods indicated:

                                           During the Year Ended December 31,
                            -----------------------------------------------------------------
                            -----------------------------------------------------------------
                                  2006                   2005                    2004
                            ------------------     ------------------     -------------------
                            Average   Average      Average   Average      Average   Average
                            Balance    Rate        Balance    Rate        Balance     Rate
                            --------  --------     --------  --------     --------  ---------
                                             (Dollars in thousands)

Passbook accounts......   $  107,296    1.26%    $  119,421    1.01%    $  124,923    1.03%
Money market
   deposit accounts....      884,007    3.79      1,069,070    2.05      1,383,119    1.47
Interest-bearing
   checking accounts...      196,818    0.32        212,054    0.31        198,084    0.31
Non interest-bearing
   checking accounts..       387,091      --        401,998      --        338,692      --
Fixed-term certificate
   accounts.........       3,850,539    4.82      2,276,242    3.25        923,939    2.16
                           --------               --------               --------
                          $5,425,751    4.07%    $4,078,785    2.40%    $2,968,757    1.42%
                           ========               ========               ========

     The following table shows information regarding the amount of deposits in the various types of deposit programs offered by us at the end of the years indicated and the balances and average rates for those dates:

                                                             At December 31,
                                            --------------------------------------------------
                                            --------------------------------------------------
                                                2006              2005              2004
                                            --------------   ---------------   ---------------
                                             Amount    %       Amount     %     Amount     %
                                            --------  ----   ---------  ----   --------  -----
                                                          (Dollars in thousands)
Variable rate non-term accounts:

Money market deposit accounts
   (weighted average rate of 4.12%,
   2.80%, and 1.61%).................     $  887,933   15%  $  886,592   20%   $1,328,230   35%

Interest-bearing checking accounts
   (weighted average rate of 0.34%,
   0.34%, and 0.23%).................        172,297    3      196,741     5      279,912    8

Passbook accounts (weighted average
   rate of 1.31%, 1.00%, and 1.00%)..         93,155    2      115,380     3      121,355    3

Non-interest bearing checking
accounts.............................        361,973    6      393,980     9      276,438    7
                                            --------  ----   ---------   ----    --------  ----
                                           1,515,358   26    1,592,693    37    2,005,935   53
                                            --------  ----   ---------   ----    --------  ----
Fixed-rate term certificate accounts:

Under six-month term (weighted
   average rate of 5.29%, 3.73%, and
   2.02%)...........................         659,843   11      374,660     9      423,656   11

Six-month term (weighted average
   rate of 5.11%, 3.74%, and 1.96%)..        724,280   12      766,527    17      391,141   11

Nine-month term (weighted average
   rate of 5.16%, 3.84%, and 2.27%)..        623,038   11      519,956    12      549,615   15

One year to 18-month term (weighted
   average rate of 5.05%, 3.82%, and
   1.87%)............................      2,289,550   39      986,068    22      204,975    5

Two year to 30-month term (weighted
   average rate of 4.24%, 2.85%, and
   2.40%)............................         19,904    0       43,285     1       52,441    1

Over 30-month term (weighted average
   rate of 3.80%, 3.42%, and 3.71%)..         57,908    1       88,468     2      133,402    4
                                            --------  ----   ---------   ----    --------  ----
                                           4,374,523   74    2,778,964    63    1,755,230   47
                                            --------  ----   ---------   ----    --------  ----
Total deposits (weighted average
   rate of 4.44%, 3.00%, and 1.65%)..     $5,889,881  100%  $4,371,657   100%  $3,761,165  100%
                                            ========  ====   =========   ====    ========  ====

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

     The following table shows the maturity distribution of certificates of deposit of $100,000 and greater as of December 31, 2006 (in thousands):

Maturing in:
  1 month or less..........................  $  91,664
  Over 1 month to 3 months.................    238,392
  Over 3 months to 6 months................    266,444
  Over 6 months to 12 months...............    177,629
  Over 12 months...........................     42,939
                                              --------
Total......................................  $ 817,068
                                              ========

     Based on historical renewal percentages at maturity, we believe that deposits greater than $100,000 are a stable source of funds. For additional information with respect to deposits, see Note 8 of the Notes to Consolidated Financial Statements.

     Borrowings. The Federal Home Loan Bank System functions as a source of credit to financial institutions that are members of a regional Federal Home Loan Bank. The Bank may apply for advances from the FHLB secured by the FHLB capital stock owned by the Bank, certain of our mortgages and other assets (principally obligations issued or guaranteed by the United States government or its agencies). Advances can be requested for any sound business purpose which an institution is authorized to pursue. Any institution not meeting the qualified thrift lender test will be subject to restrictions on its ability to obtain advances from the FHLB. See "Summary of Material Legislation and Regulation - Qualified Thrift Lender Test". In granting advances, the FHLB also considers a member's creditworthiness and other relevant factors.

     Total advances from the FHLB were $1.5 billion at December 31, 2006 at a weighted average rate of 5.33%. This compares with advances of $4.2 billion at December 31, 2005 and $3.0 billion at December 31, 2004 at weighted average rates of 4.19% and 2.59%, respectively. We have credit availability with the FHLB, which allows us to borrow up to 60% of our total assets as computed for regulatory purposes. At December 31, 2006, our unused borrowing capacity at the FHLB was in excess of $4.0 billion.

     We enter into sales of securities under agreements to repurchase (reverse repurchase agreements) which require the repurchase of the same securities. The agreements are treated as borrowings in our Consolidated Balance Sheets. There are certain risks involved with entering into these types of transactions. In order to minimize these risks, our policy is to enter into agreements only with well-known national brokerage firms that meet their regulatory capital requirements.

     Borrowings under reverse repurchase agreements decreased by $185.2 million to $978.4 million at December 31, 2006 due to payoffs of the collateral supporting the borrowings. The weighted average rate was 5.37% at December 31, 2006 and the borrowings were secured by loans with market values totaling $917.8 million, investments with market values totaling $73.2 million and mortgage-backed securities with market values totaling $46.9 million. Borrowings under reverse repurchase agreements totaled $1.2 billion at December 31, 2005 and $187.0 million at December 31, 2004 at weighted average rates of 4.04% and 2.24%, respectively.

     We had $100,000,000 of Senior Debentures outstanding at both December 31, 2006 and December 31, 2005. The weighted average interest rate was 5.94% at the end of each year.

     Borrowings from all sources totaled $2.6 billion, $5.4 billion, and $3.2 billion at weighted average rates of 5.37%, 4.19%, and 2.57% at December 31, 2006, 2005, and 2004, respectively. The decrease in borrowings during 2006 is due to the increased use of brokered deposits.

     Our portfolio of short-term borrowings includes FHLB advances due in less than one year and securities sold under agreements to repurchase. The following schedule summarizes short-term borrowings for the last three years at December 31:

                                                 Maximum
                                                 Month-End
                                                 Outstanding
                                                 Balance
                                                 During
                           End of Period         the Period           Average
                         -------------------     -----------    --------------------
                         -------------------
                         Outstanding  Rate                      Outstanding   Rate
                         -----------  ------                    -----------   ------
                                           (Dollars in thousands)

2006
Short-term FHLB
advances............. $  1,455,000    5.31%  $  4,087,000    $  2,755,833     4.96%
Securities sold
   under agreements
   to repurchase..... $    978,448    5.37%  $  1,163,684    $  1,006,344     4.98%

2005
Short-term FHLB
advances............. $  4,035,500    4.17%  $  4,035,500    $  3,288,391     3.31%
Securities sold
   under agreements
   to repurchase..... $  1,163,684    4.04%  $  1,231,978    $  1,048,524     3.34%

2004
Short-term FHLB
advances............. $  2,604,600    2.30%  $  2,604,600    $  1,789,575     2.05%
Securities sold
   under agreements
   to repurchase..... $    187,000    2.24%  $    192,000    $    129,192     1.52%

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

     Revenues and operating results of these subsidiaries accounted for less than 1% of consolidated revenues in 2006 and 2005 and no material change is foreseen.

     Trustee Activities. Seaside acts as trustee on our deeds of trust. Trustee fees for this activity amounted to $63 thousand in both 2006 and 2005 and $41 thousand in 2004.

     Insurance Brokerage Activities. Oceanside engages in limited insurance agent activities. Income to date from this source has been insignificant. Oceanside operates as a licensed life insurance agent and receives commissions on the sale of annuities and other insurance products conducted in our branches. During 2006, 2005, and 2004, Oceanside received commission income of $65 thousand, $55 thousand, and $181 thousand, respectively, from the sale of non-insured annuity products.

Employees

     As of December 31, 2006, we had a total of 603 full time equivalent employees, including part-time employees. No employees were represented by a collective bargaining group. At present, all of our employees are employed by the Bank, not by our holding company. We provide our regular full-time and part-time employees with a comprehensive benefits program that includes basic and major medical insurance, long-term disability coverage, sick leave, a 401(k) plan, and a profit sharing employee stock ownership plan. We consider our employee relations to be excellent.

Summary of Material Legislation and Regulations

     General. We are subject to extensive regulation. The regulatory framework is intended primarily for the protection of depositors, federal deposit insurance funds and the banking system, and not for the protection of stockholders. The following discussion of significant elements of the laws and regulations applicable to us is qualified in its entirety by reference to the full text of the statutes, regulations and policies that are described. These statutes, regulations and policies are continually under review by legislative bodies and regulatory agencies. A change in statutes, regulations or regulatory policies applicable to us could have a material effect on our business.

     FFC, as a savings and loan holding company, is registered with and subject to regulation and examination by the OTS. FFC is also under the jurisdiction of the SEC as well as the rules of the New York Stock Exchange ("NYSE") for listed companies. The Bank, which is a federally chartered savings bank and a member of the FHLB System, is subject to regulation and examination by the OTS with respect to most of its business activities, including lending activities, capital standards, general investment authority, deposit taking and borrowing authority, mergers and other business combinations, establishment of branch offices, and permitted subsidiary investments and activities. Our deposits are insured by the FDIC. As insurer, the FDIC is authorized to conduct examinations of the Bank. The OTS imposes assessments and examination fees on savings institutions. OTS assessments, based on asset size, were $2.3 million in 2006, $1.1 million in 2005, and $751 thousand in 2004. We are also subject to Federal Reserve Board regulations concerning reserves required to be maintained against deposits.

     As a member of the FHLB System, we are required to own capital stock in our regional FHLB in an amount at least equal to the greater of 1% of the aggregate principal amount of our unpaid residential mortgage loans, home purchase contracts and similar obligations at the end of each quarter, or 4.7% of our outstanding borrowings from the FHLB. We were in compliance with this requirement, with an investment of $119.0 million in FHLB stock at December 31, 2006.

     The FHLB serves as a source of liquidity for the member institutions within an assigned region. Our assigned region is the FHLB Eleventh District. The FHLB is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the Federal Housing Finance Board and the Board of Directors of each regional FHLB. At December 31, 2006, our advances from the FHLB amounted to $1.5 billion, or 18% of our total funding sources (deposits and borrowings).

     The FHLBs are required to contribute to affordable housing programs through direct loans or interest rate subsidies on advances targeted for community investment and low and moderate income housing projects. These contributions have adversely affected the level of dividends that the FHLBs have paid to their members. These contributions also could have an adverse effect on the value of FHLB stock in the future. The dividend yield earned on FHLB stock was 5.12% during 2006 compared to 4.40% in 2005 and 4.01% in 2004.

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

     The GLB Act also significantly amended the FHLB System, by modifying membership requirements in regional FHLBs to permit membership to be voluntary for both thrift and bank members. The GLB Act changed corporate governance of the FHLBs by eliminating the right of the Federal Housing Finance Board ("FHFB"), the regulator of the FHLB System, to select the management of the local FHLBs, and returning that authority to the boards of directors of the FHLBs. Additionally, the obligations of the FHLBs to repay federal borrowings to finance the thrift bailout have been restructured from a fixed dollar amount to a fixed percentage of the FHLBs' annual net income.

     There continues to be ongoing discussions in Congress as to whether the regulator of the FHLBs should be changed and if so, to which regulatory agency. The FHFB has required the FHLBanks to register a class of their equity securities with the SEC. On December 22, 2006, the FHFB adopted a final rule which prohibits an FHLBank from issuing new excess stock (stock in excess of the minimum amount of stock required for membership) if such member excess stock exceeds 1% of the FHLBank's assets. The new rule also permits the FHLBanks to pay dividends only out of known income. Additionally, the FHFB has indicated its intent to issue a regulation concerning the FHLBanks "retained earnings" policy, the purpose of which is to cause the FHLBanks to retain more of their earnings versus paying dividends to members such as the Bank. Because of the level of our borrowings from the FHLB, the outcome of these changes could affect the cost of borrowings and the dividends we receive on our FHLB stock.

     Savings and Loan Holding Company Regulations. The activities of savings and loan holding companies are governed by the Home Owners' Loan Act of 1933, as amended. Pursuant to that statute, we are subject to certain restrictions with respect to its activities and investments.

     A savings and loan holding company, like FFC, which controls only one savings association, is exempt from restrictions on the conduct of unrelated business activities that are applicable to savings and loan holding companies that control more than one savings association. The restrictions on multiple savings and loan holding companies are similar to the restrictions on the conduct of unrelated business activities applicable to bank holding companies under the Bank Holding Company Act. We would become subject to these restrictions if we were to acquire control of another savings association and maintain that association as a separate entity or if we were to fail to meet our qualified thrift lender ("QTL") test. See "--Qualified Thrift Lender Test--".

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

     Regulatory Capital Requirements. The capital regulations of the OTS (the "Capital Regulations") require federally insured institutions such as the Bank to meet certain minimum capital requirements. (See "--Management's Discussion and Analysis of Consolidated Balance Sheets and Consolidated Statements of Income - Capital Resources and Liquidity - Capital Requirements--"). The OTS may establish, on a case-by-case basis, individual minimum capital requirements for a savings institution which vary from the requirements that would otherwise apply under the Capital Regulations.

     The OTS has adopted rules based upon five capital tiers: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. An institution falls into one of these classifications depending primarily on its capital ratios. We meet the standards necessary to be considered "well-capitalized" for purposes of these capital measures.

     Insurance of Deposit Accounts. In February 2006, the Budget Reconciliation Bill (S. 1932) was enacted. The legislation contains comprehensive Deposit Insurance Reform provisions. The bill provides for legislative reforms to modernize the federal deposit insurance system. Among other things, provisions in the legislation and subsequent implementing regulations merged the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF") into the new Deposit Insurance Fund ("DIF") effective March 31, 2006; indexed the $100 thousand deposit insurance limit to inflation beginning in 2010 and every succeeding five years while giving the FDIC and the National Credit Union Administration ("NCUA") boards authority to determine whether raising the standard maximum deposit insurance is warranted; increase the deposit insurance limit for certain retirement accounts to $250 thousand and indexed that limit to inflation; establish a general range of 1.15 percent to 1.50 percent within which the FDIC Board of Directors may set the DIF reserve ratio; require certain actions by the FDIC if the reserve ratio varies within this range; and allow the FDIC Board to set assessments for deposit insurance according to risk for all insured institutions. The legislation granted a one-time initial assessment credit to recognize institutions' past contributions to the insurance fund.

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

     Liquidity. The OTS requires a savings institution to maintain sufficient liquidity to ensure its safe and sound operation. The determination of what constitutes safe and sound operation is left to the discretion of management. For several years it has been our strategy to keep cash and liquid investments at a modest level due to availability of substantial credit lines. Our liquidity policy includes unused borrowing capacity in the definition of available liquidity. Our current liquidity policy requires that cash and cash equivalents, short-term investments and unused borrowing capacity be maintained at a minimum level of 10% of our liquidity base (defined as deposits and borrowings due within one year). At December 31, 2006, liquidity-qualifying balances were 57.41% of our liquidity base.

     Community Reinvestment Act. The Community Reinvestment Act ("CRA") requires each savings institution, as well as commercial banks and certain other lenders, to assist in meeting the credit needs of their market areas consistent with safe and sound banking practice by, among other things, providing credit to low- and moderate-income individuals and communities. The CRA requires the OTS to periodically assess an institution's performance in complying with the CRA, and to take such assessments into consideration in reviewing applications with respect to branches, mergers and other business combinations, including acquisitions by savings and loan holding companies. Failure to achieve a rating of at least "satisfactory" may be considered by the regulators when considering approval of a proposed transaction. We were rated "satisfactory" in our last CRA examination, which was conducted in 2003. An institution that is found to be deficient in its performance in meeting its community's credit needs may be subject to enforcement actions, including cease and desist orders and civil money penalties.

     Restrictions on Dividends and Other Capital Distributions. OTS regulations require that savings institutions controlled by savings and loan holding companies file a 30-day advance notice of a proposed capital distribution. The OTS may disapprove a notice if it finds that (a) the savings association will be undercapitalized, significantly undercapitalized or critically undercapitalized following the distribution, (b) the proposed capital distribution raises safety and soundness concerns; or (c) the proposed distribution violates a prohibition contained in a statute, regulation or agreement between the savings institution and the OTS (or FDIC) or a condition imposed by an OTS approval. The regulations also require a 30-day advance notice to be filed for proposed capital distributions that would result in the savings institution being less than well-capitalized or that involve the reduction or retirement of the savings institution's stock. No capital distributions were made to the Company during 2006 or 2005. During 2004, the Bank paid a total of $30.0 million in capital distributions to the Company.

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

     Savings institutions are subject to the same loans-to-one borrower ("LTOB") restrictions that are applicable to national banks, with limited provisions for exceptions. In general, the national bank standard restricts loans to a single borrower to no more than 15% of a bank's unimpaired capital and surplus, plus an additional 10% if the loan is collateralized by certain readily marketable collateral. Our loans were within the LTOB limitations at December 31, 2006.

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

     Federal regulations contain a number of measures intended to promote early identification of management problems at depository institutions and to ensure that regulators intervene promptly to require corrective action by institutions. Our annual management report on the effectiveness of internal control standards and compliance with certain designated laws will be made available on our website in March of 2007.

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

     Only "well-capitalized" institutions may obtain brokered deposits without a waiver. An "adequately capitalized" institution can obtain brokered deposits only if it receives a waiver from the FDIC. An "undercapitalized" institution may not accept brokered deposits under any circumstances. We met the "well-capitalized" standards during 2006 and were eligible to accept brokered deposits without a waiver.

     Qualified Thrift Lender Test. In general, the QTL test requires that 65% of an institution's portfolio assets be invested in "qualified thrift investments" (primarily loans, securities and other investments related to housing), measured on a monthly average basis for nine out of every 12 months on a rolling basis. Any savings institution that fails to meet the QTL test must either convert to a bank charter or become subject to national bank-type restrictions on branching, business activities, and dividends, and its ability to obtain FHLB advances. We met the QTL test at December 31, 2006, with 98.6% of the portfolio assets comprised of "qualified thrift investments".

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

     Transactions with Insiders. By regulation of the OTS, federal savings institutions are subject to the restrictions of Sections 22(g) and (h) of the Federal Reserve Act which, among other things, restrict the amount of extensions of credit which may be made to executive officers, directors, certain principal shareholders (collectively "insiders"), and to their related interests. When lending to insiders, a savings association must follow credit underwriting procedures that are no less stringent than those applicable to comparable transactions with persons outside the association. The amount that a savings association can lend in the aggregate to insiders (and to their related interests) is limited to an amount equal to the association's core capital and surplus. Insiders are also prohibited from knowingly receiving (or knowingly permitting their related interests to receive) any extensions of credit not authorized under these statutes. All of our loans to insiders are made in compliance with these regulations.

     Federal Reserve System. Federal Reserve Board regulations require savings institutions to maintain non-interest bearing reserves against their transaction accounts. The reserve for transaction accounts as of December 31, 2006 was 0% of the first $8.5 million of such accounts, 3% of the next $37.3 million of such accounts and 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) on net transaction accounts in excess of $45.8 million. We are in compliance with these requirements as of December 31, 2006.

     Taxation. The Company, the Bank and the Bank's subsidiaries file a consolidated federal income tax return on a calendar year basis using the accrual method. Each entity is responsible for paying its pro rata share of the consolidated tax liability. The maximum marginal federal tax rate is currently 35%.

     We are required to use the specific charge-off method of accounting for bad debts for federal income tax purposes. Prior to 1995, we used the reserve method of accounting for bad debts. The Consolidated Balance Sheet at December 31, 2006 does not include a tax liability of $5,356,000 related to the adjusted base year bad debt reserve that was created when we were on the reserve method. The base year reserve is subject to recapture if: (1) we fail to qualify as a "bank" for federal income tax purposes; (2) certain distributions are made with respect to the stock of the Bank; (3) the bad debt reserves are used for any purpose other than to absorb bad debt losses; or (4) there is a change in federal tax law. We do not expect any of these events to occur.

     To the extent that distributions by the Bank to the Company exceed our cumulative income and profits (as computed for federal income tax purposes), such distributions would be treated for tax purposes as being made out of our base year reserve and would thereby constitute taxable income to ourselves in an amount equal to the lesser of our base year reserve or the amount which, when reduced by the amount of income tax attributable to the inclusion of such amount in gross income, is equal to the amount of such distribution. At December 31, 2006, our cumulative income and profits (as computed for federal income tax purposes) was approximately $800.5 million.

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

     At December 31, 2006, we had $88.9 million in gross deferred tax assets. The Company did not have a valuation allowance for the deferred tax asset at December 31, 2006 or 2005, as it is more likely than not that the deferred tax asset will be realized due to taxable income in prior years, to which losses could be carried back, and an expectation of future earnings. Gross deferred tax liabilities totaled $30.1 million at December 31, 2006.

     We are subject to an alternative minimum tax ("AMT") if the AMT is larger than the tax otherwise payable. Generally, alternative minimum taxable income is a taxpayer's regular taxable income, increased by the taxpayer's tax preference items for the year and adjusted by computing certain deductions utilizing a methodology that negates the acceleration of such deductions under the regular tax. The adjusted income is then reduced by an exemption amount and is subject to tax at a 20% rate. No AMT was applicable to us for tax years 2006, 2005 or 2004.

     California tax laws generally conform to federal tax laws. For California franchise tax purposes, federal savings banks are taxed as "financial corporations" at a rate 2% higher than that applicable to non-financial corporations because of exemptions from certain state and local taxes. The tax rate for 2006, 2005, and 2004 was 10.84%.

     As described in Footnote 1, the Company reversed $3.7 million of accrued state and federal tax liabilities which were on the Consolidated Balance Sheet at December 31, 2005. This resulted in a $3.7 million increase in the Company's retained earnings at January 1, 2006.

     The Internal Revenue Service ("IRS") has examined our consolidated federal income tax returns for tax years up to and including 2003. The adjustments proposed by the IRS were primarily related to temporary differences as to the recognition of certain taxable income and expense items. While we have provided for deferred taxes for federal and state purposes, a change in the period of recognition of certain income and expense items can result in interest due to the IRS and the Franchise Tax Board ("FTB"). Interest accruals of $62 and $56 thousand were recorded during 2006 and 2005, respectively, for interest on amended returns. During 2006 and 2005, interest payments totaling $138 thousand and $207 thousand, respectively, were paid in settlement of tax years 1999 through 2003. The balance of accrued interest payable for amended returns was $83 thousand and $159 thousand as of December 31, 2006 and December 31, 2005, respectively.

     Financial Privacy and Data Security. In accordance with the GLB Act, federal banking regulators adopted rules that limit the ability of savings banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third-parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. The privacy provisions of the GLB Act affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors. Data security regulations and regulatory guidance also require institutions to take appropriate precautions in developing security for confidential data, such as customer information, and impose reporting requirements for certain types of security breaches.

     Anti-Money Laundering Initiatives and the USA Patriot Act. A major focus of governmental policy on financial institutions in recent years has been aimed at combating money laundering and terrorist financing. The USA Patriot Act of 2001 (the "USA Patriot Act") substantially broadened the scope of United States anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. The United States Treasury Department has issued a number of implementing regulations which apply to various requirements of the USA Patriot Act to financial institutions such as the Bank. These regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their clients. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could subject us to penalties and cause damage to our reputation.

     Legislative Initiatives. From time to time, various legislative and regulatory initiatives are introduced in Congress and state legislatures, as well as by regulatory agencies. Such initiatives may include proposals to expand or contract the powers of savings and loan holding companies and depository institutions or proposals to substantially change the financial institution regulatory system. Such legislation could change banking statutes and our operating environment in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. We cannot predict whether any such legislation will be enacted, and, if enacted, the effect that it, or any implementing regulations, would have on our Consolidated Balance Sheets or Consolidated Statements of Income of the Company. A change in statutes, regulations or regulatory policies applicable to the Bank could have a material effect on our business.

     On October 13, 2006, the Financial Services Regulatory Relief Act of 2006 ("FSRRA") was enacted. The FSRRA was intended to eliminate unnecessary and overly burdensome regulation of depository institutions. As enacted, the FSRRA does contain provisions that will reduce regulatory burden, and also contains provisions that are helpful to the federal banking regulators in the areas of enforcement actions and resolution of failed institutions. The FSRRA contains several provisions directly affecting federal savings institutions. Among these are rules that : (a) direct the SEC and Board of the Federal Reserve System to adopt final rules to make banks (including federal savings institutions) exempt from the definition of broker based on activity-specific statutory exemptions encompassing "traditional banking activities"; (b) provide federal associations with the same exemption as banks currently have from investment adviser and broker-dealer regulatory requirements; (c) eliminate reporting of loans to insiders, (although no changes were made in the substantive restrictions on loans to insiders contained in Regulation O, 12 CFR 215 et seq.) and (d) direct the banking regulatory agencies, including the OTS, to develop a model form of privacy notice to satisfy the requirements of GLBA. Rules have been proposed to implement the "broker" exceptions for banks and provide parity for federal associations, as well as to eliminate the reporting of loans to insiders (this rule has been adopted on an interim basis). The implementation of FSRRA is not expected to have a material affect on our day-to-day operations or practices.

     In September 2006, the OTS, along with the other federal banking agencies, published the final Interagency Guidance on Non-Traditional Mortgage Product Risks ("Guidance"), which addresses adjustable rate and interest-only loans. Non-Traditional products are generally defined in the Guidance as loans that allow interest-only payments or have the potential for negative amortization. The Guidance states that underwriting standards should address the effect of a substantial payment increase on the borrower's capacity to repay when loan amortization begins. Consequently, an institution's analysis of a borrower's repayment capacity should include an evaluation of their ability to repay the debt at recast at the fully-indexed rate, assuming a fully-amortizing repayment schedule. The repayment analysis should also be based upon the initial loan amount plus any balance increase that may accrue from negative amortization. The Guidance also suggests that, in analyzing a borrower's repayment capacity, a lender should avoid over-reliance on credit scores as a substitute for income, assets or outstanding liability verification in the underwriting process.

     While the Guidance terms interest-only and negative amortization loans as "non-traditional", we have been offering adjustable rate loan products for over twenty years. Prior to the issuance of the Guidance, we had employed (and continue to employ) a number of the standards and practices suggested in the Guidance, such as using the fully indexed rate in evaluating a borrower's ability to repay a loan. We are assessing the impact of the Guidance on our lending process. We will continue to closely monitor trends in the residential housing and lending markets, and make adjustments as deemed appropriate. At this time, however, we cannot predict the precise levels, or the impact, on our loan production as a result of the Guidance, as certain aspects of the Guidance are not specific and are subject to further interpretation by the Federal banking agencies.

     On December 14, 2006, the OTS issued its Guidance entitled "Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices" (the "CRE Guidance"). The scope of the CRE Guidance includes many types of commercial property which we accept as collateral for our loans, including multi-family residential property. The effect of the CRE Guidance could be to increase the cost of capital required for commercial real estate lending transactions. From time to time we have had concentrations in commercial loans. We are assessing the impact of the Guidance on our commercial lending practices. We will continue to closely monitor our commercial lending portfolio, and make adjustments as deemed appropriate. At this time, we cannot predict the impact on us as a result of the Guidance. However, it is not expected that our risk management practices will be significantly or adversely affected by the CRE Guidance.

ITEM 1A. -- RISK FACTORS

     Investment in our stock involves a number of risks and uncertainties. The risks described below are not the only ones we face. There may be additional risks that are currently unknown or that are now considered immaterial, which may be material in the future. These additional risks could also impair our business or adversely affect our financial condition or results of operations. If any of the following risks actually occurs, our business, financial condition or results of operations could be adversely affected. In such case, the price or value of our stock could decline.

General economic conditions may be less favorable than expected.

     Our business is affected by general economic conditions in California as well as, to a lesser degree, the United States in general. An economic downturn could negatively impact household and corporate incomes. This impact may lead to decreased demand for the products and services we offer and increase the likelihood of defaults by borrowers on their loans. A severe or prolonged downturn in California's real estate market would also have an adverse effect on our business as our real estate loans are secured by property in California.

Our loan portfolio consists principally of adjustable rate loans subject to negative amortization.

     Our primary product consists of adjustable rate loans secured by residential real estate. An increasing portion of our interest income results from interest accrued in excess of borrower payments (negative amortization). These loans, in large part, permit negative amortization up to a certain defined level, and the payment on such loans adjusts periodically in accordance with the terms of the loan documents. In the event of an economic downturn, which may result in loss of income to borrowers, borrowers may be unable to make higher payments that may result from such adjustments. Additionally, a downturn affecting the market value of the collateral for our loans combined with a larger principal balance that can result from a negatively amortizing loan, may result in a loss of adequate security for such loans. The confluence of these economic conditions could have a significant effect on our net income.

     Many of these loans are made under low-documentation loan programs. Under these programs, which are typical in the current residential loan market, information about applicants' income and/or assets may not be provided or if provided, may not be verified. While we take steps to mitigate the risk of unverified income and asset information, such as verification of collateral value, evaluation of credit history and limitations on the loan amount and loan-to-value ratio, there is a risk that the applicant may not in fact be qualified for the loan requested.

If we do not adjust to rapid changes in the financial services industry, our financial performance may suffer.

     In order to achieve a strong financial performance, we must be able to meet the changing needs and demands of our customers, and respond to competitive pressure. We operate in a highly competitive environment, and must be able to respond quickly to changes in regulation, technology and product delivery systems, consolidation among financial service providers, and changing economic conditions.

Legislative, regulatory or accounting changes, or significant litigation, could adversely impact our business.

     We are subject to extensive state and federal regulation, supervision and legislation. These laws and regulations change from time to time, and these changes may negatively impact us. Actions by regulatory agencies or significant litigation against us could cause us to devote time and resources to undertaking a defense; violations of law or regulations may result in penalties that affect us and our shareholders. Additionally, accounting standard setters, including the Financial Accounting Standards Board ("FASB"), SEC and other regulatory bodies, may change the financial accounting and reporting standards applicable to the preparation of our Consolidated Financial Statements. These changes can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in the restatement of prior period financial statements.




We are exposed to operational risk.

     We are exposed to operational risk, including risk to our reputation, compliance issues, the risk of fraud or theft by employees or others, and operational errors, including errors resulting from faulty or disabled computer or telecommunications systems.

     We are exposed to risk to our reputation, which can result from actual or alleged conduct in a number of activities, including lending practices, corporate governance and actions taken in response by government regulators or consumer groups. Damage to our reputation can adversely affect our ability to attract and keep customers and employees.

     We are dependent on data processing systems, including third-party systems, to record and process transactions. This exposes us to the risk that system flaws or tampering or manipulation of those systems will result in losses. We may be subject to disruptions of our systems arising from events that are beyond our control (such as computer viruses or electrical or telecommunications outages), which may cause disruption of service and financial losses or liability. We are also exposed to the risk that our providers of services may default on their contractual obligations and to the risk that our or our providers' continuity and data security systems are inadequate.

Changes in interest rates could affect our income.

     Our income depends to a great extent on the difference between the interest rates earned on interest-earning assets such as loans and investment securities, and the interest rates paid on interest-bearing liabilities such as deposits and borrowings. These rates are sensitive to factors that are beyond our control, including general economic conditions and the policies of various governmental and regulatory agencies including the Federal Reserve Board. Changes in monetary policy, including changes in interest rates, will influence the origination of loans, the prepayment of loans, and the volume of deposits. The impact of these changes may be greater if we do not effectively manage the relative sensitivity of its assets and liabilities to changes in market interest rates.

     To some extent, we are reliant on the FHLB as a funding source for our operations. The FHLB is subject to regulation and other factors beyond our control. These factors may adversely affect the availability and pricing of advances to members such as the Bank.

The preparation of our financial statements requires the use of estimates that may vary from actual results.

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make significant estimates that affect the financial statements. One of our most critical estimates is the level of the allowance for loan losses. Due to the inherent nature of these estimates, we cannot provide absolute assurance that we will not significantly increase the allowance for loan losses and/or sustain loan losses that are significantly higher than the provided allowance.

Our stock price is volatile.

     Our stock price has been volatile in the past, and several factors could cause the price to fluctuate substantially in the future. These factors include changes in earnings; business developments; circumstances affecting peer companies in the financial services industry, as well as trends and concerns in the industry in general. Our stock price may fluctuate significantly in the future, and these fluctuations may be unrelated to our performance. General market price declines or market volatility in the future could adversely affect the price of our common stock, and the current market price may not be indicative of future market prices.

      Also see "Management's Discussion & Analysis - Risk and Uncertainties".

ITEM 1B. -- UNRESOLVED STAFF COMMENTS

      None.

ITEM 2. -- PROPERTIES

     At December 31, 2006, we owned the building and the land for nine of our branch offices, owned the building but leased the land for two additional offices, and leased our remaining offices. Properties leased by us include our corporate and executive offices located in an office tower in downtown Santa Monica, a general services and banking operations office building in Santa Monica and a residential lending operations office in Los Angeles. For information concerning rental obligations, see Note 6 of the Notes to Consolidated Financial Statements.

ITEM 3. -- LEGAL PROCEEDINGS

     We are involved as a plaintiff or defendant in various legal actions incident to our business, none of which are believed by management to be material to us.

ITEM 4. -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II

ITEM 5. -- MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a) Market Information. Our common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "FED". Included in "Management's Discussion and Analysis of Consolidated Balance Sheets and Consolidated Statements of Income" is a table representing the range of high and low stock prices for our common stock for each quarterly period for the last five years.

     (b) Holders. As of February 13, 2007, 16,689,358 shares of our common stock, representing approximately 592 stockholders were on record. This total does not include the number of stockholders whose shares are held in street name.

     (c) Dividends. As a publicly traded company, we have no history of dividend payments on our common stock. However, we may in the future adopt a policy of paying dividends, depending on our net income, financial position and capital requirements, as well as regulatory restrictions, tax consequences and our ability to obtain a dividend from our bank subsidiary for payment to stockholders. OTS regulations limit amounts that the Bank can pay as a capital distribution to the Company. No such distribution may be made if the Bank's net worth falls below regulatory requirements. See "--Business - Summary of Material Legislation and Regulations--" for other regulatory capital distributions. No capital distributions were made by the Bank to the Company during 2006 or 2005. The Board of Directors of the Bank declared and paid a $30 million capital distribution to the Company during 2004 for the purpose of repurchasing shares of our common stock.

     During 2005, we invested $110 million in our bank subsidiary as a capital investment in order to help finance the bank subsidiary's growth and for general corporate purposes. No investments were made during 2006.

     (d) Securities authorized for issuance under equity compensation plans. Information appearing on page 20 of the Proxy Statement is incorporated herein by reference.






































                                PERFORMANCE GRAPH

     Set forth below is a stock performance graph comparing the yearly total return on our stock with (a) the cumulative total return on stocks included in the Industry Group 419 - Savings and Loan Index, prepared and published by Hemscott, Inc., and (b) the cumulative total return on stocks included in the NYSE Market Index, prepared and published by The New York Stock Exchange. The information provided is from December 31, 2001 through December 31, 2006.

     The graph assumes $100 invested on December 31, 2001 with dividends reinvested.










     It should be noted that this graph represents historical stock price performance and is not necessarily indicative of any future stock price performance. We will not make or endorse any predictions as to the future stock performance.

     THE  FOREGOING  PERFORMANCE  GRAPH  SHALL NOT BE  DEEMED  TO BE  SOLICITING
MATERIAL OR TO BE FILED WITH THE SEC OR INCORPORATED BY REFERENCE IN ANY DOCUMENT SO FILED.

ITEM 6. -- SELECTED FINANCIAL DATA

      Our selected financial data is presented below:

                     FIRSTFED FINANCIAL CORP. AND SUBSIDIARY
                  FIVE YEAR CONSOLIDATED SUMMARY OF OPERATIONS

                                   2006         2005         2004         2003         2002
                                 --------     --------     --------     --------     --------
                                        (Dollars in thousands, except per share data)
For the Year Ended December 31:
  Interest income............  $  712,622    $  491,106  $  271,427   $  242,894   $  266,804
  Interest expense............    415,050       249,190     101,190       88,342      128,419
  Net interest income.........    297,572       241,916     170,237      154,552      138,385
  Provision for loan losses...     12,400        19,750       3,000           --           --
  Non-interest income.........     16,236         9,766      12,591        9,728       15,148
  Non-interest expense........     77,448        73,481      66,372       55,589       58,212
  Income before income taxes..    223,960        73,481     113,456      108,691       95,321
  Income taxes................     94,870        66,753      47,614       44,216       40,149
  Net income..................    129,090        91,698      65,842       64,475       55,172
Basic earnings per share......       7.79          5.55        3.95         3.80         3.22
Dilutive earnings per share...       7.65          5.43        3.85         3.70         3.15
End of Year:
  Loans receivable, net (1)...  8,517,452     9,681,133   6,837,945    4,374,112    3,769,235
  Mortgage-backed securities,
    at fair value.............    57,197         74,254      97,059      135,176      200,585
  Investment securities, at
  fair value....................  311,850       294,017     250,586      116,411      103,055
  Total assets................  9,295,587    10,456,949   7,468,983    4,825,022    4,253,729
  Deposits....................  5,889,881     4,371,657   3,761,165    2,538,398    2,527,026
  Borrowings..................  2,568,448     5,419,184   3,191,600    1,816,622    1,322,273
  Liabilities.................  8,590,872     9,886,110   6,991,509    4,388,455    3,882,088
  Stockholders' equity........    704,715       570,839     477,474      436,567      371,641
  Book value per share........      42.33         34.46       28.94        25.61        21.95
  Tangible book value per share     42.25         34.25       28.62        25.18        21.40
Selected Ratios:
  Return on average assets....       1.27%         1.01%       1.12%        1.43%        1.24%
  Return on average equity....      20.28%        17.64%      14.54%       15.97%       15.82%
  Ratio of non-performing
     assets to total assets...       0.21%         0.05%       0.07%        0.10%        0.17%
  Effective net spread........       2.97%         2.69%       2.99%        3.52%        3.18%
  Ratio of non-interest
   expense to average assets..       0.76%         0.81%       1.13%        1.24%        1.31%
Other Data:
Number of retail banking
  offices.....................         32            30          29           29           29
Number of lending only offices          6             6           4            2           2

(1) Includes loans held for sale.

     Also see summarized results of operations on a quarterly basis for 2006, 2005, and 2004 in Note 16 of the Notes to Consolidated Financial Statements.
















ITEM 7. -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED BALANCE SHEETS
           AND CONSOLIDATED STATEMENTS OF INCOME

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

     Accounting for the allowances for loan losses involves significant judgments and assumptions by management which has a material impact on the carrying value of net loans receivable. We consider the accounting for loan valuation allowances to be a critical accounting policy. The judgments and assumptions used by management are based on historical experience and other factors, which are believed reasonable under the circumstances as described in the "Business - Loan Loss Allowance" section.

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

                             RISKS AND UNCERTAINTIES

     In the normal course of business, we encounter two significant types of risk: economic risk and regulatory risk. We are also exposed to operational risk which is discussed in Item 1A.-Risk Factors.

                                  ECONOMIC RISK

     There are three main components of economic risk: credit risk, collateral risk, and market risk (which includes interest rate risk).

Credit Risk

     Credit risk is the risk of default in our loan portfolio that results from a borrower's inability to make contractually required payments. See "--Loss Provision--" and "--Non-performing Assets--".

     The determination of the allowance for loan losses and the valuation of real estate collateral are based on estimates that are susceptible to changes in the economic environment and market conditions. We recorded loan loss provisions of $12.4 million, $19.8 million and $3.0 million during 2006, 2005 and 2004, respectfully. A downward turn in the current economic climate could increase the likelihood of losses due to credit risks. This could create the need for additional loan loss provisions above those required for loan growth.

Collateral Risk

     Collateral risk is the risk that the collateral securing our loans, primarily real estate, may decline in value. A downward turn in the California real estate market could increase the likelihood of losses if the loan exceeds the value of the collateral. This could create the need for additional loan loss provisions. Collateral risk may be increased by negative amortization which is added to the outstanding loan balance.

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

     A sustained flat or inverted interest rate yield curve may hamper our ability to originate adjustable rate loans and may cause additional loan prepayments.

     See "--Asset-Liability Management--" in "--Quantitative and Qualitative Disclosures About Market Risk--" for additional information relating to market risk.

                                 REGULATORY RISK

     Regulatory risk is the risk that regulations will change or the regulators will reach different conclusions than we have regarding our financial position. The OTS examines our financial results, capital adequacy, asset quality, and other performance measures every year. The OTS reviews the allowance for loan losses and may require us to adjust the allowance based on information available at the time of their examination. The OTS can also require that we maintain capital levels above the regulatory minimums.

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

Pending Lawsuits

     We have been named as a defendant in various lawsuits, none of which are expected to have a materially adverse effect on us.

                                    OVERVIEW

     Our results of operations are primarily affected by our levels of net interest income, provisions for loan losses, non-interest income, non-interest expense, and income taxes. Our results are strongly influenced by the California economy in which we operate and the direction and level of general market interest rates.

     Net income of $129.1 million or $7.65 per diluted share was recorded in 2006, compared to net income of $91.7 million or $5.43 per diluted share in 2005 and net income of $65.8 million or $3.85 per diluted share in 2004.

     Net income grew from 2005 to 2006 due to increased net interest income, higher loan prepayment fees and gains on the sale of loans. The increase in net income from 2004 to 2005 was due to increased net interest income, higher loan prepayment fees and increased gains on real estate held for investment. Operating expenses increased during 2006 compared to 2005 due to higher deposit insurance and regulatory assessments, increased occupancy costs associated with new branches and normal salary increases.

     Consolidated assets at the end of 2006 were $9.3 billion, representing an 11% decrease from $10.5 billion at the end of 2005 and a 24% increase from $7.5 billion at the end of 2004. The decline in assets during 2006 and the growth in assets in 2005 are directly attributable to the level of loan origination activity. Loan originations decreased to $2.2 billion during 2006 compared to $4.8 billion in 2005 and $3.9 billion in 2004. Loan originations decreased in 2006 due to higher interest rates on adjustable rate mortgages, a cooling off of the California real estate market and the impact resulting from implementing the Interagency Guidance on Non-Traditional Mortgage Product Risks. Loan originations increased during 2005 because we increased the number of account executives and increased our Northern California loan originations.

     We recorded loan loss provisions of $12.4 million, $19.8 million and $3.0 million during 2006, 2005 and 2004, respectfully. We recorded net loan charge-offs of $190 thousand and $1.4 million during 2006 and 2005, respectively. We recorded net loan recoveries of $437 thousand during 2004.

     Certain of our key financial ratios are presented below:

                                         Year Ended December 31,
                                      -----------------------------
                                                            Average
                                     Return on  Return on  Equity to
                                      Average    Average    Average
                                       Assets    Equity     Assets
                                      --------   --------   --------
2006..............................       1.27%    20.28%     6.28%
2005..............................       1.01     17.64      5.72
2004..............................       1.12     14.54      7.69
2003..............................       1.43     15.97      8.98
2002..............................       1.24     15.82      7.83

     Non-performing assets (primarily loans 90 days past due or in foreclosure plus foreclosed real estate) were $19.6 million or 0.21% of total assets at December 31, 2006 compared to $5.0 million or .05% of total assets at December 31, 2005 and $5.0 million or 0.07% of total assets at December 31, 2004. The low level of non-performing assets over the last several years is attributable to the relative strength of the California real estate market resulting in lower balance of delinquent loans. See --"Non-Performing Assets--".

     At December 31, 2006 our regulatory risk-based capital ratio was 17.53% and our tangible and core capital ratios were 8.49%. We met the regulatory capital standards necessary to be deemed "well-capitalized" at December 31, 2006. See --"Capital Requirements--".

     As of February 26, 2007, 1,327,779 shares of our stock remain eligible for repurchase under our authorized repurchase program. During the first two months of 2007, we repurchased 144,300 shares of our stock at an average price of $63.10. We did not repurchase any of our stock in 2006 or 2005, and we repurchased 696,900 shares of our stock during 2004.

                              COMPONENTS OF INCOME
Net Interest Income

     Net interest income is the primary component of our income. The chief determinants of net interest income are the dollar amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid thereon. The greater the excess of average interest-earning assets over average interest-bearing liabilities, the more beneficial the impact on net interest income. The excess of average interest-earning assets over average interest-bearing liabilities was $590.2 million in 2006, $461.7 million in 2005, and $399.8 million in 2004.

     During 2006, we adopted a change in financial reporting practice implemented by the OTS to classify prepayment fees and late charges as interest income rather than non-interest income. The computations for previous years were updated to include these fees with interest income. This change results in loan prepayment fees being classified in the same category as the amortization of deferred origination costs, which were always recorded in interest income. Loan prepayment fees grew to $30.4 million in 2006 compared to $20.5 million in 2005 and $8.0 million in 2004 because a greater number of loans subject to prepayment fees were paid off by borrowers. Real estate loans with prepayment fees represented 93.0%, 94.8%, and 86.6% of loans originated during December 31, 2006, 2005, and 2004, respectively.

     To conform to industry practice, starting in 2006, we began including Federal Home Loan Bank stock dividends in the computation of the yield on investments and interest-earning assets. The computations for previous years were also updated. FHLB stock dividends were $9.5 million, $7.5 million and $4.5 million for 2006, 2005 and 2004, respectively. The average yield on FHLB stock was 5.12%, 4.40% and 4.01% in 2006, 2005 and 2004, respectively.

 During the fourth quarter of 2006, we changed our practice for recording dividend income on Federal Home Loan Bank stock to recognize income when the final dividend amount is declared. The accrual at the end of 2005 was reversed against retained earnings on January 1, 2006 in accordance with SEC Staff Accounting Bulletin No. 108 (SAB 108) and no accrual was recorded at the end of 2006. If we had continued to follow our previous practice for recording dividends on FHLB stock, interest on investments would have been $613 thousand lower in 2006.

     The following table sets forth the components of interest-earning assets and liabilities, the excess of interest-earning assets over interest-bearing liabilities, the yields earned and rates paid and net interest income for the periods indicated:

                                                              Year Ended December 31,
                                                      ------------------------------------
                                                         2006         2005         2004
                                                      ----------   ----------   ----------
                                                         (Dollars in thousands)

Average loans (1) ............................       $ 9,427,915  $ 8,509,250  $ 5,210,220
Average investment securities.................           576,878      483,565      475,873
                                                      ----------   ----------   ----------
Average interest-earning assets...............        10,004,793    8,992,815    5,686,093
                                                      ----------   ----------   ----------

Average deposits..............................         5,425,751    4,078,785    2,968,757
Average borrowings............................         3,988,806    4,452,325    2,317,518
                                                      ----------   ----------   ----------
Average interest-bearing liabilities..........         9,414,557    8,531,110    5,286,275
                                                      ----------   ----------   ----------
Excess of interest-earning assets over
  interest-bearing liabilities................       $   590,236  $   461,705  $   399,818
                                                      ==========   ==========   ==========

Yields earned on average interest-earning assets            7.12%        5.46%        4.77%
Rates paid on average interest-bearing
  liabilities.................................              4.41         2.92         1.91
Interest rate spread..........................              2.71         2.54         2.86
Effective net spread (2)......................              2.97         2.69         2.99

Interest on loans.............................       $   682,716  $   471,725  $   256,597
Interest and dividends on investments.........            29,906       19,381       14,830
                                                      ----------   ----------   ----------
  Total interest income.......................           712,622      491,106      271,427
Interest on deposits..........................           220,932       97,857       42,159
Interest on borrowings........................           194,118      151,333       59,031
                                                      ----------   ----------   ----------
  Total interest expense......................           415,050      249,190      101,190
                                                      ----------   ----------   ----------
Net interest income...........................       $   297,572  $   241,916  $   170,237
                                                      ==========   ==========   ==========

 (1) Non-accrual loans are included in the average dollar amount of loans outstanding. However, no income is included for the period that each such loan was on non-accrual status.
 (2) The effective net spread is a fraction, the numerator of which is net interest income and the denominator of which is the average dollar amount of interest-earning assets.

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

     The Federal Reserve increased interest rates four times during the first half of 2006, but no changes have been made since June 29, 2006. As a result, due to the time lag mentioned above, our loan and investment rates continued to increase during the last half of 2006 while our deposit and borrowing rates stayed approximately the same. Our interest rate spread increased by 0.17% during 2006 based on a 1.66% increase in the yield on loans and investments while our cost of funds increased by 1.49%.

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

                                    Year Ended December 31, 2006    Year Ended December 31, 2005
                                               Versus                           Versus
                                          December 31, 2005               December 31, 2004
                                   ------------------------------   ------------------------------
                                           Change Due To                   Change Due To
                                   ------------------------------   ------------------------------
                                    Volume      Rate       Total      Volume     Rate       Total
                                   --------   --------   --------   --------   --------   --------
                                                              (In thousands)

Interest Income:
Loans..........................   $  54,912  $ 156,079  $ 210,991  $ 179,684  $  35,444  $ 215,128
Investments....................       4,190      6,335     10,525        243      4,308      4,551
                                   --------   --------   --------   --------   --------   --------
    Total interest income......      59,102    162,414    221,516    179,927     39,752    219,679
                                   --------   --------   --------   --------   --------   --------
Interest Expense:
Deposits.......................      39,588     83,487    123,075     19,573     36,125     55,698
Borrowings.....................     (17,104)    59,889     42,785     67,696     24,606     92,302
                                   --------   --------   --------   --------   --------   --------
    Total interest expense.....      22,484    143,376    165,860     87,269     60,731    148,000
                                   --------   --------   --------   --------   --------   --------
   Change in net interest income  $  36,618  $  19,038  $  55,656  $  92,658  $ (20,979) $  71,679
                                   ========   ========   ========   ========   ========   ========

      Note: Changes in rate/volume (change in rate multiplied by the change in average volume) have been allocated to the change in rate or the change in volume based upon the respective percentages of the combined totals.

                                                               Interest Rate Spreads and Effective Net Spreads
                                                                          Year Ended December 31,
                                            ---------------------------------------------------------------------------------------
                                                 2006             2005              2004              2003              2002
                                            --------------   ---------------   ---------------   ---------------   ---------------
                                            During  End of   During   End of   During   End of   During   End of   During   End of
                                            Period  Period   Period   Period   Period   Period   Period   Period   Period   Period
                                            ------  ------   ------   ------   ------   ------   ------   ------   ------   ------
Weighted average yield on loans...........    7.24%   8.13%    5.54%    6.60%    4.92%    5.02%    5.76%    5.14%    6.40%    6.08%

Weighted average yield on investments.....    5.18    4.77     4.01     4.28     3.12     3.07     3.09     3.18     4.06     4.42

Weighted average yield on all
  interest-earning assets.................    7.12    7.91     5.46     6.46     4.77     4.88     5.54     4.99     6.13     5.93

Weighted average rate paid on deposits....    4.07    4.44     2.40     3.00     1.42     1.65     1.56     1.29     2.41     1.98

Weighted average rate paid on borrowings
  and FHLB advances.......................    4.87    5.37     3.40     4.19     2.55     2.57     3.22     2.76     4.45     3.63

Weighted average rate paid on all
  interest-bearing liabilities............    4.41    4.72     2.92     3.65     1.91     2.06     2.19     1.90     3.18     2.54


Interest rate spread (1)..................    2.71    3.19     2.54     2.81     2.86     2.82     3.35     3.09     2.95     3.39

Effective net spread (2)..................    2.97             2.69              2.99              3.52              3.18

(1) Weighted average yield on all interest-earning assets less weighted average rate paid on all interest-bearing liabilities.
(2) Net interest income divided by average interest-earning assets.


Loss Provision

     We recorded loan loss provisions of $12.4 million, $19.8 million and $3.0 million during 2006, 2005 and 2004, respectively. Non-performing assets were $19.6 million at December 31, 2006 compared to $5.0 million at both December 31, 2005 and 2004. We have a policy of providing for general valuation allowances, unallocated to any specific loan, but available to offset any loan losses inherent in the loan portolio at the balance sheet date. The allowance is maintained at an amount that we believe to be adequate to cover estimable and probable loan losses.We also maintain valuation allowances for impaired loans and loans sold with recourse when needed. See "--Business - Loan Loss Allowance--". We perform regular risk assessments of our loan portfolio to maintain appropriate valuation allowances. Additional loan loss provisions may be required to the extent that charge- offs are recorded against valuation allowances for impaired loans or the general valuation allowance.

     We recorded net loan charge-offs of $190 thousand during 2006 and $1.4 million during 2005. There were net loan recoveries of $437 thousand during 2004. The charge-offs during 2006 and 2005 primarily resulted from losses on business loans not secured by real estate. The recoveries during 2004 resulted from cash payments by borrowers on loans that had been previously charged-off.

Non-interest Income

     Loan servicing and other fees were $2.6 million in 2006 compared to $1.3 million in 2005 and $840 thousand in 2004. The increases in both 2006 compared to 2005 and 2005 compared to 2004 were due to increases in appraisal fee income and brokered loan fees.

     Retail office fees increased to $6.6 million in 2006 compared to $5.8 million in 2005 and $5.6 million in 2004. The increases in 2006 compared to 2005 and 2005 compared to 2004 resulted from increases in overdraft service fees and the implementation of an unavailable funds fee.

     Gain on sale of loans was $6.2 million in 2006, $125 thousand in 2005 and $5.4 million in 2004. Loans sold were $481.6 million in 2006, $12.8 million in 2005 and $3.3 million in 2004. The $5.4 million gain recorded during 2004 resulted from the reversal of the repurchase liability for loans sold with recourse. Loans sold vary based on the attractiveness of our adjustable rate loan programs to borrowers compared to fixed rate and other loans programs. In situations when fixed rate loans or adjustable rate loans that we do not originate for our portfolio are more attractive to borrowers, we tend to originate the loans for sale to other investors. The elimination of the repurchase liability for loans sold with recourse reflects the fact that the portfolio of loans sold with recourse has been experiencing significant pay-offs, and has had better credit experience than previously estimated. Loans sold with recourse were originated prior to 1990. We do not expect to incur any future losses on loans sold with recourse.

     Real estate operations resulted in a net loss of $14 thousand during 2006 compared to gains of $2.0 million and $308 thousand in 2005 and 2004, respectively. The loss reported during 2006 resulted from write-downs of real estate owned due to valuation adjustments. The gains recorded during 2005 and 2004 resulted from the sale of properties acquired in settlement of judgments. Real estate operations also include gain on sale of foreclosed properties, if any, operational income and expense during the holding period, and recoveries of prior losses on real estate sold.

     Other operating income increased to $842 thousand in 2006 compared to $499 thousand in 2005 and $370 thousand in 2004. The increases in 2006 compared to 2005 and 2005 compared to 2004 were primarily due to increases in investment services commission income.

Non-interest Expense

     The ratio of non-interest expense to average total assets was 0.76% for 2006, 0.81% for 2005 and 1.13% for 2004. The ratios decreased during each of the last three years due to increases in average total assets for those years. Non-interest expense increased during 2006 compared to 2005 primarily due to an increase in OTS assessments and an increase in FDIC deposit insurance premiums. Non-interest expense increased during 2005 and 2004 due to additional costs associated with loan originations. Non-interest expense in 2004 included higher legal costs compared to 2005.

     Salary and benefit costs increased 2% in 2006 compared to 2005 primarily due to stock option expense of $1.9 million which we recorded for the first time in 2006 as a result of our implementation of Statement of Financial Accounting Standards No. 123R. Also, incentive costs decreased 38% due to a decrease in loan fundings and salary costs increased by 4% due to normal salary adjustments. Salary and benefit costs increased 10% in 2005 compared to 2004 primarily due to higher compensation and incentive costs due to our significant loan growth during 2005. These higher costs were offset by lower profit sharing costs as a result of a decreased contribution to our Employee Stock Ownership Plan.

     Occupancy expense increased 10% in 2006 compared to 2005 due to the opening of two new branches during the year, additional repairs and remodels at existing branches and increased security costs. Occupancy expense increased 12% in 2005 compared to 2004 due to the continued expansion of our loan divisions in Southern and Northern California.

     Other operating costs increased 9% in 2006 compared to 2005 due to an $889 thousand increase in deposit insurance premiums and a $1.1 million increase in OTS assessments. Other operating costs increased 12% in 2005 compared to 2004 due to higher operating losses at the retail branches, higher OTS assessments and increased audit fees.

     The following table details the components of non-interest expense for the periods indicated:

                                                    Non-Interest Expense
                                                   Year Ended December 31,
                                    ----------------------------------------------------
                                      2006       2005       2004       2003       2002
                                    --------   --------   --------   --------   --------
                                                   (Dollars in thousands)
Salaries and Employee Benefits:
     Salaries....................  $  28,890  $  27,850  $  25,992  $  21,565  $  20,984
     Incentive compensation......      4,137      6,719      4,217      3,480      3,122
     Payroll taxes...............      2,598      2,660      2,334      1,883      1,827
     Stock option expense........      1,880         --         --         --         --
     Employee benefit insurance..      1,798      1,817      1,629      1,016      1,386
     Bonus compensation..........      2,296      2,057      1,500      1,275      1,500
     Profit sharing..............      1,548      1,545      2,530      2,030      2,024
     SERP........................      1,526      1,476      1,381      1,287      1,161
     401(k)......................        652        416        500        540        310
     Other salaries and benefits.        644        521        824        408        313
                                    --------   --------   --------   --------   --------
                                      45,969     45,061     40,907     33,484     32,627
                                    --------   --------   --------   --------   --------
Occupancy:
     Rent........................      5,303      5,148      4,836      4,690      4,673
     Equipment...................      2,230      2,184      1,826      1,378      1,836
     Maintenance costs...........      1,163        912        861        904        879
     Other occupancy.............      1,991      1,482      1,168      1,199      1,169
                                    --------   --------   --------   --------   --------
                                      10,687      9,726      8,691      8,171      8,557
                                    --------   --------   --------   --------   --------
Other Operating Expense:
     Insurance...................        803        896        746        648        690
     Amortization of core deposit
       intangible................      1,995      1,995      1,995      1,995      1,962
     Data processing.............      2,743      2,596      2,587      2,905      2,838
     Contributions...............        494        492        502        409        363
     Professional services.......        524        660        292        201        195
     Legal expenses..............      1,467      1,381      1,686      1,103      2,888
     OTS assessments.............      2,260      1,125        751        667        708
     Federal deposit insurance
       premiums..................      1,393        504        388        394        438
     Telephone...................        563        844        775        569        582
     Office supplies.............      1,139        936        833        839        700
     Postage.....................        988        965        677        335        376
     Subscriptions...............        236        281        229        194        188
     Delivery....................        598        638        565        480        420
     Other contracted services...        991      1,052        820        583        514
     Uninsured losses............        628      1,111        651        185        368
     Other operating costs.......      2,722      2,464      2,572      2,112      2,420
                                    --------   --------   --------   --------   --------
                                      19,544     17,940     16,069     13,619     15,650
                                    --------   --------   --------   --------   --------

Advertising......................      1,248        754        705        315      1,378
                                    --------   --------   --------   --------   --------
  Total.........................   $  77,448  $  73,481  $  66,372  $  55,589  $  58,212
                                    ========   ========   ========   ========   ========

Non-interest expense as
    % of average assets..........       0.76%      0.81%      1.13%      1.24%      1.31%
                                    ========   ========   ========   ========   ========

                             BALANCE SHEET ANALYSIS

     Consolidated assets were $9.3 billion, $10.5 billion and $7.5 billion at the end of 2006, 2005 and 2004, respectively. The 11% decrease from 2005 and the 24% increase from 2004 are attributable to loan origination activity. Loan originations totaled $2.2 billion in 2006, down from $4.8 billion in 2005 and $3.9 billion in 2004. Loan originations decreased in 2006 due to higher interest rates on adjustable rate mortgages, a cooling off of the California real estate market and the impact resulting from implementing the Interagency Guidance on Non-Traditional Mortgage Product Risks. Also, there was a reduction in demand for adjustable rate loans due to a rise in short term interest rates which made the annual percentage rate of some adjustable rate loans exceed that of fixed rate loans. Principal repayments on loans totaled $2.8 billion during 2006, $2.0 billion during 2005, and $1.4 billion during 2004.

Real Estate Loan Portfolio

     At the end of 2006, 48% of our loans had adjustable interest rates based on monthly changes in the CODI, 18% were based on the 12MAT Index and 29% were based on the COFI Index. As part of our asset-liability management strategy, we have maintained a high level of adjustable rate loans in our portfolio for over twenty years. Loans tied to the COFI represented 57% and 9% of loan originations during 2006 and 2005, respectively. Loans tied to CODI comprised 6% of loan originations during 2006 and 76% during 2005. The increase in 2006 loan originations based on COFI was due to customer preference as the relative level of the COFI index was lower in 2006. During 2005 and 2004, we focused on marketing adjustable loans based on the CODI. We believe that the high level of adjustable rate mortgages will help insulate us from fluctuations in interest rates, notwithstanding the two to three month time lag between a change in its monthly cost of funds and a corresponding change in its loan yields. See "--Asset - Liability Management--".

     There are varying periods for which our loan payments may be fixed, ranging from one year to five years. See "-Business-Interest Rates, Terms and Fees-".

     Because AML loan-to-value ratios may increase above those established at the time of loan origination due to negative amortization, when we do lend in excess of 80% of the appraised value, additional fees and higher rates are charged or we may require mortgage insurance which reduces our loss exposure to below 75%. The amount of negative amortization increases during periods of rising short term interest rates. See "Business-Interest Rates, Terms and Fees".

     At December 31, 2006, 2005 and 2004, negative amortization, included in the balance of loans receivable, totaled $215.8 million, $62.6 million and $5.5 million, respectively. Negative amortization has increased over the last two years primarily due to increasing short-term interest rates and borrowers choosing to make less than a fully amortizing payment. The portfolio of single family loans with a one-year fixed payment totaled $4.6 billion at both December 31, 2006 and December 31, 2005 and $2.9 billion at December 31, 2004. The portfolio of single family loans with a three-to-five year fixed payments was $1.8 billion at December 31, 2006, compared to $2.7 billion at December 31, 2005, and $1.6 million at December 31, 2004. Negative amortization as a percentage of all single family loans with fixed payment periods in our loan portfolio totaled 3.44% at December 31, 2006, 0.86% at December 31, 2005, and 0.12% at December 31, 2004. Single family loans comprised 88% of originations during 2006 compared to 90% of originations in 2005 and 80% of originations during 2004.

     The following table summarizes loan originations and purchases by loan type for the periods indicated:

                                                             Loan Originations and
                                                             Purchases by Loan Type
                                                             Year ended December 31,
                                                          ----------------------------------
                                                            2006         2005         2004
                                                          ---------    ---------   ---------
                                                                (In thousands)
    Adjustable:
     12MAT............................................. $   502,990  $   672,230 $   988,123
     CODI..............................................     130,553    3,666,643   2,678,739
     COFI..............................................   1,259,875      443,259     109,331
     LIBOR.............................................          --           --       9,832
     Prime.............................................      39,332       40,341      70,691
                                                          ---------    ---------   ---------
                                                          1,932,750    4,822,473   3,856,716

     Fixed.............................................       5,016        1,510      19,609
     Hybrid............................................     267,504           --       4,484
                                                          ---------    ---------   ---------
        Total.......................................... $ 2,205,270  $ 4,823,983 $ 3,880,809
                                                          =========    =========   =========

     The following table details loan originations and loan purchases by property type for the periods indicated:

                                                  Loan Originations and Purchases by Property Type
                                                               Year Ended December 31,
                                           -----------------------------------------------------------------
                                              2006           2005         2004         2003          2002
                                           ----------     ----------   ----------   ----------    ----------
                                                                     (In thousands)
Single family (one-to-four units).......  $ 1,929,686    $ 4,329,439  $ 3,095,010  $ 1,712,584   $   728,309
Multi-family............................      229,332        409,201      647,326      470,426       441,407
Commercial real estate..................       11,757         45,001       66,010       35,237        84,050
Commercial business loans...............       32,275         36,197       43,226       31,581        17,572
Other...................................        2,220          4,145       29,237       25,702        17,434
                                           ----------     ----------   ----------   ----------    ----------
Total...................................  $ 2,205,270    $ 4,823,983  $ 3,880,809  $ 2,275,530   $ 1,288,772
                                           ==========     ==========   ==========   ==========    ==========

      No loans were originated upon the sale of real estate owned during 2006, 2005 or 2004.

     The following table summarizes single family loan originations by borrower documentation type for the periods indicated:

                                                                             Loan originations by
                                                                         Borrower Documentation Type
                                                                           Year ended December 31,
                                                                       -------------------------------------
                                                                          2006         2005          2004
                                                                       ----------   ----------    ----------
                                                                                  (In thousands)
     Verified Income/Verified Asset.................................  $   356,758  $   664,807   $   526,582
     Stated Income/Verified Asset...................................      639,756    1,462,935       969,333
     Stated Income/Stated Asset.....................................      568,723    1,634,148     1,282,999
     No Income/No Asset.............................................      364,449      567,549       316,096
                                                                       ----------   ----------    ----------
     Total..........................................................  $ 1,929,686  $ 4,329,439   $ 3,095,010
                                                                       ==========   ==========    ==========

     On Verified Income/Verified Asset loans (VIVA), the borrower includes information on his/her income and assets, which is then verified. Loans that allow for a reduced level of documentation at origination are a significant percentage of single family loans originated in our market areas. On SISA loans, the borrower includes information on his/her level of income and assets that is not subject to verification. On SIVA loans, the borrower includes information on his/her level of income and that information is not subject to verification while information provided by the borrower on his/her assets is verified. For NINA loans, the borrower is not required to submit information on his/her level of income or assets. However, all single family loans, including NINA loans, require credit reports and appraisals. All multi-family loans and other real estate loans require complete and customary documentation from the borrowers.

Loan Composition

     Loans based on the security of single family properties (one-to-four units) comprise the largest category of our loan portfolio. The loan portfolio also includes loans secured by multi-family and commercial and industrial properties. At December 31, 2006, 75% of the loan portfolio consisted of first liens on single family properties while first liens on multi-family properties were 21% of the portfolio, and first liens on commercial properties represented 2% of the portfolio. Commercial business loans, construction loans, consumer loans and other loans comprised the remaining 2% of the loan portfolio at December 31, 2006.

     The following table sets forth the composition of our portfolio of loans at the dates indicated:

                                                                      December 31,
                                           -----------------------------------------------------------------
                                              2006           2005        2004          2003          2002
                                           ----------     ----------   ----------   ----------    ----------
                                                                     (In thousands)
REAL ESTATE LOANS
 First trust deed residential loans:
   One-to-four units....................  $ 6,444,225    $ 7,361,476  $ 4,585,962  $ 2,456,971   $ 1,723,690
   Five or more units...................    1,811,966      1,942,021    1,825,564    1,547,771     1,646,430
                                           ----------     ----------   ----------   ----------    ----------
       Residential loans................    8,256,191      9,303,497    6,411,526    4,004,742     3,370,120

OTHER REAL ESTATE LOANS
   Commercial and industrial............      196,569        257,560      324,805      345,273       419,273
   Construction.........................           --          4,910       20,902        9,053         6,927
   Land.................................           --             --           --           --           203
   Second trust deeds...................        3,392          6,505        5,466        7,281         5,965
                                           ----------     ----------   ----------   ----------    ----------
   Real estate loans....................    8,456,152      9,572,472    6,762,699    4,366,349     3,802,488

 NON-REAL ESTATE LOANS
   Deposit accounts.....................          825            595          491          649         1,185
   Commercial business loans............       83,759         80,186       58,869       34,424        19,582
   Consumer loans.......................       44,528         57,399       60,677       49,738        35,395
                                           ----------     ----------   ----------   ----------    ----------
   Loans receivable.....................    8,585,264      9,710,652    6,882,736    4,451,160     3,858,650

LESS:
   General valuation allowance..........      109,768         97,558       78,675       75,238        75,223
   Impaired loan valuation allowances...           --             --          496          496           496
   Deferred loan origination (costs)fees      (41,956)       (68,039)     (34,380)       1,314        13,696
                                           ----------     ----------   ----------   ----------    ----------
   Net loans receivable (1).............  $ 8,517,452    $ 9,681,133  $ 6,837,945  $ 4,374,112   $ 3,769,235
                                           ==========     ==========   ==========   ==========    ==========
   (1) Includes loans held-for-sale.

     The following table shows the composition of our single family loan portfolio by borrower documentation type at the dates indicated:

Documentation Type:                       December 31,   December 31,
                                              2006           2005
                                           ----------     ----------
                                                (In thousands)

   Verified Income/Verified Asset         $ 1,322,883    $ 1,444,640
   Stated Income/Verified Asset             2,120,962      2,361,778
   Stated Income/Stated Asset               2,251,179      2,777,116
   No Income/No Asset                         749,201        777,942
                                           ----------     ----------
       Total                              $ 6,444,225    $ 7,361,476
                                           ==========     =========

     We attempt to mitigate the inherent risk of making reduced documentation loans by evaluating the other characteristics of the loans, such as the creditworthiness of the borrower and the loan-to-value ratio based on the collateral's appraised value at the origination date. The underwriting of these loans is based on the borrower's credit score and credit history, intended occupancy, reasonableness of stated income and the value of the collateral. The creditworthiness of the borrower is based on the borrower's credit score ("FICO"), prior use of and repayment of credit, job history and stability. The average borrower FICO score and average loan-to-value ratio on single family loan originations were 714 and 73%, respectively, in 2006, compared to 715 and 74%, respectively, in 2005.

     The following table shows the composition of our single family loan portfolio at the dates indicated by original loan-to-value ratio:

Original LTV                  December 31,   December 31,
Ratio:                            2006           2005
                               ----------     ----------
                                    (In thousands)

<65%                          $ 1,230,750    $ 1,416,329

65-70%                            722,380        837,964

70-75%                            802,885        931,461

75-80%                          3,104,381      3,349,640

80-85%                            111,678        162,115

85-90%                            391,128        544,825

>90%                               81,023        119,142
                               ----------     ----------
Total                         $ 6,444,225    $7,361,476
                               ==========     ==========

       The following table shows the composition of our single family loan portfolio at the dates indicated by the FICO score of the borrower at origination:

FICO Score at                 December 31,   December 31,
Origination                       2006           2005
                              -----------     ----------
                                    (In thousands)
<620                          $    36,428    $    53,059
620-659                           576,947        644,412
660-719                         2,957,784      3,430,230
>720                            2,824,692      3,171,315
Not Available                      48,374         62,460
                               ----------     ----------
Total                         $ 6,444,225    $ 7,361,476
                               ==========     ==========

     Net deferred loan origination costs were $42.0 million at December 31, 2006, $68.0 million at December 31, 2005 and $34.4 million at December 31, 2004. The changes in net deferred loan costs result from the volume of wholesale loans originated during those years. Wholesale single family loans typically have loan deferred origination costs in excess of deferred loan origination income due to commissions paid to mortgage loan brokers.

Loans Sold with Recourse

     Loans sold with recourse totaled $53.2 million as of December 31, 2006, $59.9 million as of December 31, 2005 and $76.3 million as of December 31, 2004. Loans sold with recourse are primarily secured by multi-family properties. Although no longer owned by us, these loans are evaluated for the purposes of measuring risk exposure for regulatory capital.

     We also have full recourse on multi-family loans sold to FNMA in exchange for mortgage-backed securities during 2005. Due to the recourse provisions of the sale, these mortgage-backed securities continue to be accounted for as part of our loan portfolio pursuant to Statement of Financial Accounting Standards No. 140, Accounting for and Servicing of Financial Assets and Extinguishments of Liabilities. The outstanding balance of these loans was $918.6 million as of December 31, 2006 and $1.1 billion at December 31, 2005. These mortgage-backed securities are being used in collateralized borrowing arrangements.

                                  ASSET QUALITY

 Asset Quality Ratios

     The following table sets forth certain asset quality ratios at the dates indicated:

                                                                 December 31,
                                           -----------------------------------------------------
                                              2006       2005      2004       2003       2002
                                           ---------  ---------  ---------  ---------  ---------
Non-performing loans to gross
   loans receivable (1).................       0.22%      0.05%      0.07%      0.08%      0.17%
Non-performing assets to
   total assets (2).....................       0.21%      0.05%      0.07%      0.10%      0.17%
Loan loss allowances to
   non-performing loans (3).............        593%     1,965%     1,588%     2,266%     1,126%
General loss allowances
   to gross loans receivable (4)........       1.28%      1.00%      1.15%      1.70%      1.96%

(1) Loans receivable are before deducting unrealized loan fees, the general valuation allowance and valuation allowances for impaired loans.
(2) Non-performing assets are net of valuation allowances related to those assets.
(3) Loan loss allowances, including the general valuation allowance and valuation allowances for impaired loans.
(4) General valuation allowance plus the allowances for impaired loans as a percentage of loans receivable before deducting unrealized loan fees, the general valuation allowance and valuation allowances for impaired loans.

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

                                                          Non-Performing Assets
                                                               December 31,
                              ------------------------------------------------------------------------------
                                   2006            2005            2004             2003            2002
                              -------------   -------------   -------------    -------------   -------------
                                $       %       $       %       $       %       $        %       $       %
                              ------  -----   ------  -----   ------  -----    ------  -----   ------  -----
                                                         (Dollars in thousands)
Real estate owned:
Single family..............  $ 1,094     6%  $    --    --%  $    --    --%   $ 1,324    28%  $   519     7%
Multi-family...............       --    --        --    --        --    --         --    --        --    --
Less: general valuation
  allowance................       --    --        --    --        --    --         --    --      (200)   (2)
                              ------  -----   ------  -----   ------  -----    ------  -----   ------  -----
Total real estate owned....    1,094     6        --    --        --    --      1,324    28       319     5
Non-performing loans:
Single family..............   18,474    94     3,569    72     4,590    92      3,326    71     5,705    81
Multi-family...............       --    --        --    --       391     8         --    --     1,017    14
Commercial and industrial..       12    --     1,364    27        --    --         --    --        --    --
Other......................       11    --        33     1         4    --         16     1        --    --
                              ------  -----   ------  -----   ------  -----    ------  -----   ------  -----
Total non-performing loans.   18,497    94     4,966   100     4,985   100      3,342    72     6,722    95
                              ------  -----   ------  -----   ------  -----    ------  -----   ------  -----
Total......................  $19,591   100%  $ 4,966   100%  $ 4,985   100%   $ 4,666   100%  $ 7,041   100%
                              ======  =====   ======  =====   ======  =====    ======  =====   ======  =====
Ratio of non-perfomring
  assets to total assets...           0.21%           0.05%           0.07%            0.10%           0.17%
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

     Impaired loans totaled $5.4 million, $3.0 million, and $1.4 million, net of related allowances of $0, $0 and $496 thousand as of December 31, 2006, 2005, and 2004, respectively. See "--Business - Non-accrual, Past Due, Impaired and Restructured Loans--" for further discussion of impaired loans.

     Modified loans result primarily from temporary modifications of principal and interest payments or an extension of maturity dates. Under these arrangements, loan terms are typically reduced to no less than a required monthly interest payment. Any loss of revenue under the modified terms would currently be immaterial to us. If the borrower is unable to return to scheduled principal and interest payments at the end of the modification period, foreclosure procedures are initiated, or, in certain circumstances, the modification period is extended. As of December 31, 2006, we had modified loans totaling $1.8 million. This compares with $2.0 million and $1.4 million as of December 31, 2005 and December 31, 2004, respectively. No modified loans were 90 days or more delinquent as of December 31, 2006, 2005 or 2004.

                         CAPITAL RESOURCES AND LIQUIDITY

Liquidity Requirements

     As permitted by the OTS, we determine the level of liquidity required for the safe and sound operation of our business. Our strategy is to keep cash and liquid investments at a modest level due to the availability of credit lines. These credit lines are considered in our definition of available liquidity. Our liquidity policy requires that cash and cash equivalents, short-term investments and unused borrowing capacity be maintained at a minimum level of 10% of our liquidity base (defined as deposits and borrowings due within one year). As of December 31, 2006, liquidity-qualifying balances were 57.41% of our liquidity base.

 External Sources of Funds

     External sources of funds include deposits, loan sales, advances from the FHLB and reverse repurchase agreements ("reverse repos"). For purposes of funding asset growth, the source or sources of funds with the lowest total cost for the desired term are generally selected. The incremental source of funds used most often during 2006 was brokered deposits. The source of funds used most often during 2005 and 2004 was FHLB advances.

     Deposits are accepted from our full-service banking branches, internet banking, national deposit brokers ("brokered deposits") and telemarketing sources. The cost of funds, operating margins and our net income associated with brokered and telemarketing deposits are generally comparable to the cost of funds, operating margins and our net income associated with branch deposits, FHLB borrowings and repurchase agreements. As the cost of each source of funds fluctuates from time to time, based on market rates of interest offered by us and other depository institutions, we select funds from the lowest cost source until the relative costs change. As the cost of funds, operating margins and net income associated with each source of funds are generally comparable, we do not deem the impact of its use of any one of the specific sources of funds at a given time to be material.

     Deposits at full-service banking branches were $2.9 billion at December 31, 2006, $2.6 billion at December 31, 2005 and $2.5 billion at December 31, 2004.

     Deposits obtained from national brokerage firms ("brokered deposits") are considered a source of funds similar to a borrowing. In evaluating brokered deposits as a source of funds, the cost of these deposits, including commission fees, is compared to other funding sources. We had $2.8 billion in brokered deposits at December 31, 2006, $1.7 billion at December 31, 2005 and $1.2 billion at December 31, 2004. The utilization of brokered deposits increased during 2006 and 2005 because they were less costly than other sources of funds on an "all-in" cost basis.

     Telemarketing deposits were $177.4 million at the end of 2006, $78.0 million at the end of 2005 and $45.1 million at the end of 2004. These deposits are normally large deposits from pension plans, managed trusts and other financial institutions. The level of telemarketing deposits varies based on the activity of investors, who are typically professional money managers. The availability of telemarketing deposits also varies based on the rates offered and the investors' perception of our creditworthiness.

     We began accepting deposits acquired through the internet in late 2005 by posting our rates on internet rate boards. We accept internet deposits from every state except California. These deposits totaled $48.2 million at December 31, 2006 and $2.4 million at December 31, 2005.

     Loan sales were $481.6 million during 2006, $12.8 million during 2005 and $3.3 million during 2004. Loan sales increased during 2006 because we originated and sold adjustable and fixed rate loans that do not meet the financial requirements for our loan portfolio. Loan sales during 2005 and 2004 were due to the origination and sale of 30-year fixed rate products.

     FHLB advances were $1.5 billion at the end of 2006, $4.2 billion at the end of 2005 and $3.0 billion at the end of 2004. Borrowings from the FHLB decreased during 2006 because they were more costly than brokered deposits. Borrowings increased during 2005 and 2004 because FHLB advances were used most often to fund loan originations during those years.

     Reverse repurchase agreements are short-term borrowings secured by loans and investment securities. These borrowings decreased to $978.4 million at the end of 2006 from $1.2 billion at the end of 2005 and $187.0 million at the end of 2004. The decrease during 2006 was due to the paydown of the collateral supporting the reverse repurchase agreements. The large increase in 2005 was due to additional collateral created in a loan securitization with FNMA.

     We believe that we have sufficient funds available to fund current loan origination activity. We have a credit facility with the FHLB in the form of advances and lines of credit which allow borrowings of up to 60% of our assets as computed for regulatory purposes. At December 31, 2006, our unused borrowing capacity at the FHLB was in excess of $4.0 billion. Actual advances from the FHLB totaled $1.5 billion at the end of 2006. Other sources of liquidity include principal and interest payments on loans, proceeds from loan sales and other borrowings, such as reverse repurchase transactions. Historically, we have retained a significant portion of maturing deposits. While management anticipates that there may be some outflow of these deposits upon maturity due to the current competitive rate environment, they are not expected to have a material impact on our long-term liquidity position.

     We completed the placement of $100.0 million in unsecured fixed/floating rate senior debentures during 2005. The first $50.0 million transaction was completed in June of 2005 and is due in 2015. The debentures have a fixed rate of 5.65% for the first five years and are adjustable afterwards based on a rate of 1.55% over the three-month LIBOR. The second $50.0 million transaction was completed in December of 2005 and is due in 2016. The debentures have a fixed rate of 6.23% for the first five years and are adjustable afterwards based on a rate of 1.55% over the three-month LIBOR. The debentures in each transaction are redeemable at par after the first five years. Negative covenants contained in the indentures governing the terms of these debentures generally prohibit us from selling or otherwise disposing of shares of voting stock of the Bank or permitting liens on the Bank's stock other than certain permitted liens. The indentures also impose certain affirmative covenants on us, none of which is believed to have a material adverse effect on our ability to operate our business.
     The table below details the amounts of our contractual obligations by maturity at December 31, 2006.

                                                            Payments due by period
                                       --------------------------------------------------------------
                                                                                            More than
                                         Total        1 year     1 - 3 years  3 - 5 years   5 years
                                       ----------   ----------   ----------   ----------   ----------
                                                               (In thousands)
Fixed-rate term certificates......... $ 4,374,523  $ 4,271,539  $    94,962  $     7,377  $       645
FHLB advances........................   1,490,000    1,455,000       15,000       20,000           --
Reverse repurchase agreements........     978,448      978,448           --           --           --
Senior debentures....................     100,000           --           --           --      100,000
Operating lease obligations..........      14,340        5,502        5,300        1,518        2,020
                                       ----------   ----------   ----------   ----------   ----------
Total................................ $ 6,957,311  $ 6,710,489  $   115,262  $    28,895  $   102,665
                                       ==========   ==========   ==========   ==========   ==========


Internal Sources of Funds

     Internal sources of funds include loan principal payments, loan payoffs, and positive cash flows from operations. Principal payments were $2.8 billion in 2006 compared to $2.0 billion in 2005 and $1.4 billion in 2004. Principal payments include both scheduled principal pay downs and prepayments which are a function of real estate activity and the general level of interest rates.

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

     The following table summarizes the capital ratios of the "well-capitalized" category and our regulatory capital position at December 31, 2006 as compared to such ratios. As indicated in the table, our capital levels exceeded the three minimum capital ratios of the "well-capitalized" category:

                                     December 31, 2006
                                     Amount         %
                                   (Dollars in thousands)
                                    -------------------

Bank's core capital..............  $ 788,611     8.49%
Core capital requirement.........    464,643     5.00%
                                    --------  ---------
   Excess core capital...........  $ 323,968     3.49%
                                    ========  =========

Bank's tier 1 risk-based capital.  $ 788,611    16.27%
Tier 1 risk-based capital
  requirement....................    290,893     6.00%
                                    --------  ---------
   Excess core capital...........  $ 497,718    10.27%
                                    ========  =========

Risk-based capital...............  $ 849,821    17.53%
Risk-based capital requirement...    484,822    10.00%
                                    --------  ---------
   Excess core capital...........  $ 364,999     7.53%
                                    ========  =========



Recent Accounting Pronouncements

     In February 2007, SFAS Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115, was issued. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Management plans to adopt this statement on January 1, 2008 but does not expect a material impact on its financial results.

     In September 2006, SFAS Statement No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, was issued. This statement amends FASB Statement No. 87, Employees' Accounting for Pensions, FASB Statement No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, FASB Statement No. 106, Employers' Accounting for Postretirement Benefits Other than Pensions and FASB Statement No. 132 Revised, Employers' Disclosures about Pensions and Other Postretirement Benefits. This statement requires that the overfunded or underfunded status of a defined benefit postretirement plan be measured as of year end and be recognized as an asset or liability in our Consolidated Balance Sheet and to recognize changes in the funded status in the year in which the changes occur through comprehensive income. The funded status is measured as the difference between the plan's assets at fair market value and the projected benefit obligation. This information was previously disclosed in the notes to financial statements but was not reflected in the Consolidated Balance Sheet. This statement is effective for fiscal years ending after December 15, 2006. In connection with our adoption of SFAS No. 158, we recorded a $3.7 million increase to our SERP liability, which resulted in a $2.1 reduction, net of tax, reduction in Accumulated Other Comprehensive Earnings on the Consolidated Balance Sheet.

     In September 2006, SFAS Statement No. 157, Fair Value Measurements, was issued. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The statement clarifies that assumptions used in measuring fair value should consider the risk inherent in a particular valuation technique as well as credit and non-performance risk. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. We plan to adopt this statement on January 1, 2008 but do not expect a material impact on our financial results.

     In September 2006, the SEC issued Staff Accounting Bulletin No. 108 ("SAB 108"), "Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements", providing guidance on quantifying financial statement misstatement and implementation (e.g., restatement or cumulative effect to assets, liabilities and retained earnings) when first applying this guidance. SAB 108 is effective for fiscal years ending after November 15, 2006. In connection with the adoption of SAB 108 during the fourth quarter of 2006, we changed our practice for recording dividends on Federal Home Loan Bank stock and also adjusted our liabilities for accrued income taxes and pension costs as of January 1, 2006. These changes resulted in a $2.5 million net increase in retained earnings as of January 1, 2006. If we had continued to follow our previous practice of recording dividends on FHLB stock, interest on investments would have been $613 thousand lower in 2006. We now record the dividend when the final dividend amount is declared. We had previously accrued the dividend when the FHLB declared the estimated dividend amount. Also related ot the adoption of SFAS No. 108, we reversed a $275,000 excess SERP accrual with an offset to Retained Earnings as of January 1, 2006.

     In June 2006, the FASB issued Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes, ("FIN No. 48") an interpretation of FASB Statement No. 109, that clarifies the accounting for uncertainties in income taxes recognized in accordance with SFAS No. 109. The interpretation prescribes a recognition threshold and measurement attribute for the recognition and measurement of a tax position taken or expected to be taken in a tax return. Companies are required to determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position (assuming the taxing authority has full knowledge of all relevant facts). If the tax position meets the more likely than not criteria, the position is to be measured at the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement with the taxing authorities. We do not expect the adoption of FIN No. 48 on January 1, 2007 to have a material impact on the consolidated financial statements or results of operations.

     In March  2006,  SFAS  Statement  No.  156,  Accounting  for  Servicing  of
Financial Assets, was issued. This statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities ("SFAS No. 140"), which requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. We have not sold any loans or financial assets that have resulted in the recognition of any servicing assets or liabilities since this statement was adopted.

     In February 2006, SFAS Statement No. 155 Accounting for Certain Hybrid Financial Instruments was issued. This statement amends FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133) and SFAS No. 140. This statement's objective with respect to SFAS No. 133 is to permit fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It also eliminated the guidance in SFAS No. 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interest in Securitized Financial Assets," which provided that a beneficial interest in securitized financial assets is not subject to the provisions of SFAS No. 133. The primary objective of this statement with respect to Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, is to eliminate a restriction on the passive derivative instrument that a qualified special-purpose entity (SPE) may hold. We have no derivative instruments or hedging activity within the scope of this statement.


ITEM 7A. -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                           ASSET-LIABILITY MANAGEMENT

     Our primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on our net interest income and capital, while, at the same time, adjusting our asset-liability mix to achieve the most favorable impact on income.

     Our asset-liability management policy is designed to improve the balance between the maturities and repricing of interest-earning assets and interest-bearing liabilities in order to better insulate net income from interest rate fluctuations. Under this program, we emphasize the funding of monthly adjustable mortgages with short-term savings and borrowings and match the re-pricing of these assets and liabilities. By policy, we will either match the fixed rate period of these loans with borrowings for the same term or will hold unmatched fixed rate loans in our portfolio in an amount not to exceed 5% of total assets.

     At the end of 2006, 48% of our loans had adjustable interest rates based on monthly changes in the CODI, 18% were based on the 12MAT Index and 29% were based on the COFI. Comparisons over the last several years show that changes in our cost of funds generally correlate with changes in these indices. We do not use any futures, options or swaps in our asset-liability strategy.

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

     The following table shows the interest sensitivity of our assets and liabilities by repricing period at December 31, 2006 and the consolidated GAP position as a percentage of total assets at that time:

                                                                              INTEREST-SENSITIVITY GAP
                                                        -------------------------------------------------------------------
                                                                                      Balances     Balances      Balances
                                                                      Balances        Repricing    Repricing     Repricing
                                                          Total       Repricing       Within 1-3   Within 4-10      After
                                                          Balance    Within 1 Year      Years        Years        10 Years
                                                        ----------   -------------    ----------   -----------   ----------
                                                                               (Dollars in thousands)
Interest-earning assets:
  FHLB and other interest-earning deposits...........  $   102,628  $   102,628      $        --  $         --  $        --
  Investment securities, at fair value...............      311,850      202,671           47,283        61,896           --
  Mortgage-backed securities, at fair value..........       57,197       57,192                5            --           --
  FHLB stock.........................................      118,979      118,979               --            --           --
  Loans receivable...................................    8,585,264    8,434,739           82,535        54,631       13,359
                                                        ----------   -------------    ----------   -----------   ----------
   Total interest-earning assets.....................  $ 9,175,918  $ 8,916,209      $   129,823  $    116,527  $    13,359
                                                        ==========   =============    ==========   ===========   ==========

Interest-bearing liabilities:
  Demand accounts....................................  $ 1,515,358  $ 1,515,358      $        --  $         --  $        --
  Fixed rate term certificates.......................    4,374,523    4,271,539           94,962         7,893          129
  FHLB advances......................................    1,490,000    1,455,000           15,000        20,000           --
  Reverse repurchase agreements......................      978,448      978,448               --            --           --
  Senior debt                                              100,000           --               --       100,000         --
                                                        ----------   -------------    ----------   -----------   ----------
   Total interest-bearing liabilities................  $ 8,458,329  $ 8,220,345      $   109,962  $    127,893  $       129
                                                        ==========   =============    ==========   ===========   ==========

Interest-sensitivity GAP.............................  $   717,589  $   695,864      $    19,861  $    (11,366) $    13,230
                                                        ==========   =============    ==========   ===========   ==========

Interest-sensitivity GAP as a percentage of
   total assets......................................                      7.49%            0.21%       (0.12)%        0.14%
                                                                     =============    ==========   ===========   ==========
Cumulative interest-sensitivity GAP..................                                $   715,725  $    704,359  $   717,589
                                                                                      ==========   ===========   ==========
Cumulative interest-sensitivity
   GAP as a percentage of total assets...............                                       7.70%         7.58%        7.72%
                                                                                      ==========   ===========   ==========

     In order to minimize the impact of rate fluctuations on income, our goal is to keep the one-year GAP at less than 20% of total assets (positive or negative). At December 31, 2006, our one-year GAP ratio was a positive $695.9 million or 7.49% of total assets. This compares with a positive GAP ratio of 4.20% of total assets at December 31, 2005 and a positive GAP ratio of 10.67% of total assets at December 31, 2004. The positive one-year GAP at December 31, 2006 increased from the December 31, 2005 level due to an increase in interest-earning deposits and investments at the end of the year.

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

     The following table shows the estimated impact of a parallel shift in interest rates on our net portfolio value at December 31, 2006 and December 31, 2005:
                                                  Percentage
                                       Change in Net Portfolio Value(1)
                                       --------------------------------
           Change in Interest Rates         2006            2005
             (In Basis Points)             ------          ------
                   +300..............       (11)%            (3)%
                   +200..............        (4)%            (2)%
                   +100..............        (1)%            (1)%
                  --100..............        (2)%            (9)%
                  --200 .............        (4)%           (14)% (2)
                  --300 .............        (4)%           (13)% (2)

 (1) The percentage change represents the projected change in the net portfolio value of the Bank in a stable interest rate environment versus the net portfolio value in the various rate scenarios. The OTS defines net portfolio value as the present value of expected cash flows from existing assets minus the present value of expected cash flows from existing liabilities.

 (2) A downward shift in interest rates of 200 basis points or 300 basis points at December 31, 2005 levels would have resulted in negative interest rates in many cases. Therefore, modeling the impact of such declines at December 31, 2005 was not meaningful or practical.

The following table shows the contract terms and fair value of our interest-earning assets and interest-bearing liabilities as of December 31, 2006 categorized by type and expected maturity for each of the next five years and thereafter:

                                                   Expected Maturity Date as of December 31, (1)
                                  --------------------------------------------------------------------------------------
                                                                                                   Total        Fair
                                     2007       2008       2009      2010       2011  Thereafter   Balance      Value
                                  ---------   --------   --------  --------   -------  --------   ---------    --------

 Interest-earning assets:
 Loans receivable:
  Adjustable rate loans:
   Single family................  $2,179,852  $1,431,003  $950,923  $631,704  $419,484  $824,650  $6,437,616  $6,671,076
   Average interest rate........        8.35%       8.35%     8.36%     8.36%     8.36%     8.38%       8.36%
   Multi-family.................     412,915     321,726   297,160   243,901   174,219   359,830   1,809,751   1,847,532
   Average interest rate........        7.10%       7.11%     7.23%     7.14%     6.19%     7.09%       7.11%
   Commercial and industrial....      36,755      29,437    22,358    17,978    12,950    42,009     161,487     168,364
   Average interest rate                7.68%       7.65%     7.62%     7.64%     7.63%     7.66%      7.66%
  Fixed rate loans:
   Single family................       2,680       1,579       932       564       341       513       6,609       6,638
   Average interest rate........        6.77%       6.74%     6.70%     6.68%     6.68%     6.65%       6.73%
   Multi-family.................         620         435       477       351       102       230       2,215       2,217
   Average interest rate........        6.29%       6.20%     6.80%     6.43%     5.89%     6.58%       6.42%
   Commercial and industrial....      10,617      12,684     8,708       854       677     1,542      35,082      35,848
   Average interest rate........        7.72%       7.64%     7.83%     7.96%     7.99%     7.85%       7.73%
   Other Loans..................       1,736         867       567       370       241       436       4,217       4,254
   Average interest rate........        4.70%       6.16%     6.16%     6.16%     6.16%     6.16%       5.56%
  Non-mortgage loans:
   Commercial business loans....      20,771      21,494    22,280    19,214        --        --      83,759      83,363
   Average interest rate........        8.25%       8.25%     8.25%     8.25%     0.00%     0.00%       8.25%
   Construction loans...........          --          --        --        --        --        --          --          --
   Average interest rate........          --          --        --        --        --        --          --          --
   Consumer loans...............      10,277      11,633    12,116    10,502        --        --      44,528      46,021
   Average interest rate........        9.08%       9.13%     9.18%     9.23%     0.00%     0.00%       9.15%
  Mortgage-backed securities:
    Adjustable..................      14,091      10,658     8,126     6,180     4,687    13,441      57,183      57,183
     Average interest rate......        5.38%       5.38%     5.38%     5.38%     5.38%     5.38%      5.38%
  Fixed:                                   9           5        --        --        --        --          14          14
   Average interest rate........        8.00%       8.00%     0.00%     0.00%     0.00%     0.00%       8.00%
  FHLB stock....................     118,979                                                         118,979    118,979
   Average interest rate........        5.37%                                                           5.37%
  FHLB and other
    interest-earning deposits...     102,628          --        --        --        --        --     102,628     102,628
   Average interest rate........        4.96%       0.00%     0.00%     0.00%     0.00%     0.00%       4.96%
  Investment securities:
   Collateralized mortgage
    obligations.................       8,213       8,091     8,544     9,024     9,531   268,447     311,850     311,850
   Average interest rate........        5.47%       5.47%     5.47%     5.47%     5.48%     5.57%       5.55%
                                   ---------  --------  --------  --------  -------   --------  ---------  --------
 Total interest-earning
    assets......................  $2,920,143  $1,849,612 $1,332,191 $940,642  $622,232 $1,511,098  $9,175,918 $9,455,967
                                   =========   ========= =========  ========   ======= =========   =========   =========

 Interest-bearing
    liabilities:
 Deposits:
  Checking accounts.............    $534,270          --        --        --        --        --    $534,270     534,270
  Average interest rate.........        0.09%       0.00%     0.00%     0.00%     0.00%     0.00%       0.09%
  Savings accounts..............     981,088          --        --        --        --        --     981,088     981,088
  Average interest rate.........        3.86%       0.00%     0.00%     0.00%     0.00%     0.00%       3.86%
  Certificate accounts..........   4,271,539      85,149     9,813     4,796     2,581       645   4,374,523   4,373,474
  Average interest rate.........        5.10%       4.99%     4.30%     4.02%     4.49%     4.31%       5.09%
 Borrowings:
  FHLB advances.................   1,455,000      10,000     5,000    20,000        --        --   1,490,000   1,489,528
  Average interest rate.........        5.31%       5.43%     5.49%     6.20%     0.00%     0.00%       5.33%
  Reverse repurchase
   agreements...................     978,448          --        --        --        --        --     978,448     977,009
  Average interest rate.........        5.37%       0.00%     0.00%     0.00%     0.00%     0.00%       5.37%
  Senior debentures.............          --          --        --        --        --   100,000     100,000     102,835
  Average interest rate.........        0.00%       0.00%     0.00%     0.00%     0.00%     5.94%       5.94%
                                   ---------    --------  --------  --------   -------   -------   ---------    --------
 Total interest-bearing
  liabilities...................  $8,220,345     $95,149   $14,813   $24,796    $2,581  $100,645  $8,458,329  $8,458,204
                                   =========    ========  ========  ========   =======  ========   =========   =========

     (1) Expected maturities are contractual maturities adjusted for prepayments of principal. We use certain assumptions to estimate fair values and expected maturities. For assets, expected maturities are based upon contractual maturity, projected repayments and prepayments of principal. The prepayment experience used is based on the Bank's historical experience. Our average CPR (Constant Prepayment Rate) is 33% for the adjustable single family portfolio and 20% for its adjustable multi-family and commercial real estate portfolios. For fixed rate loans, the Bank's average CPR is 38% and 24% respectively. We used estimated deposit runoff based on available industry information.

                                  STOCK PRICES

     The common stock of FirstFed Financial Corp. is traded on the New York Stock Exchange under the trading symbol "FED". The quarterly high and low information presented below is based on information supplied by the New York Stock Exchange.

     We have never declared or paid a cash dividend to our stockholders.

     As of February 26, 2007, 1,327,779 shares of our stock remain eligible for repurchase under our authorized repurchase program. During the first two months of 2007, we repurchased 144,300 shares of our stock at an average price of $63.10. We did not repurchase any of our stock in 2006 or 2005, and we repurchased 696,900 shares of our stock during 2004.

                           PRICE RANGE OF COMMON STOCK

         First Quarter   Second Quarter   Third Quarter   Fourth Quarter
         High    Low      High    Low      High   Low      High    Low

2006    $64.85  $55.45   $65.30  $51.80   $60.60  $50.01  $68.41  $55.40
2005     55.25   49.60    60.35   47.84    65.32   52.26   57.44   49.05
2004     46.38   40.40    46.15   38.16    49.16   41.23   54.30   48.50
2003     31.30   26.41    35.57   29.86    41.50   34.77   49.05   39.93
2002     27.00   24.58    29.90   26.26    28.89   23.89   29.15   23.92



ITEM 8. -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                     FIRSTFED FINANCIAL CORP. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except share data)


                                                       December 31,     December 31,
                                                          2006             2005
                                                      ------------   --------------
ASSETS

Cash and cash equivalents........................  $     151,090  $        93,192
Investment securities, available-for-sale (at
  fair value)                                            311,850          294,017
   (Notes 2 and 10)..............................
Mortgage-backed securities, available-for-sale
  (at fair value) (Notes 3  and 10)..............         57,197           74,254
Loans receivable, held-for-sale (fair value of
  $143,141 and $2,893)  (Note 4).................        140,860            2,873
Loans receivable, net of general allowance for
  loan losses of $109,768 and $97,558 (Notes 4,        8,376,592        9,678,260
  9, and 10) ....................................
Accrued interest and dividends receivable........         54,812           48,973
Real estate owned (Note 5).......................          1,094               --
Office properties and equipment, net (Note 6)....         16,569           15,759
Investment in Federal Home Loan Bank (FHLB)
  stock, at cost (Notes 7, 9, and 10)............        118,979          205,696
Other assets.....................................         66,544           43,925
                                                      ------------   --------------
                                                   $   9,295,587  $    10,456,949
                                                      ============   ==============

LIABILITIES

Deposits (Note 8)................................  $   5,889,881  $     4,371,657
FHLB advances (Notes 7 and 9) ...................      1,490,000        4,155,500
Securities sold under agreements to repurchase           978,448        1,163,684
  (Note 10)......................................
Senior debentures (Note 11)......................        100,000          100,000
Accrued expenses and other liabilities...........        132,543           95,269
                                                      ------------   --------------
                                                       8,590,872        9,886,110
                                                      ------------   --------------

COMMITMENTS AND CONTINGENT LIABILITIES
 (Notes 1, 4, 6 and 14)

STOCKHOLDERS' EQUITY (Notes 1, 2, 3, 13 and 14)

Common stock, par value $0.01 per share;
  Authorized 100,000,000 shares; issued
  23,842,934 and 23,761,825 shares, outstanding              238              238
  16,648,338 and 16,567,229 shares...............
Additional paid-in capital.......................         49,610           44,147
Retained earnings................................        772,537          640,900
Unreleased shares to employee stock
  ownership plan ................................         (2,050)          (1,104)
Treasury stock, at cost, 7,194,596 shares........       (113,776)        (113,776)
Accumulated other comprehensive income, net of            (1,844)             434
  taxes..........................................
                                                      ------------   --------------
                                                         704,715          570,839
                                                      ------------   --------------
                                                     $   9,295,587  $    10,456,949
                                                      ============   ==============

The accompanying notes are an integral part of these consolidated financial statements.









                     FIRSTFED FINANCIAL CORP. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                          YEAR ENDED DECEMBER 31, 2006, 2005 AND 2004 (Dollars
                in thousands, except per share data)

                                                  2006        2005         2004
                                              -----------  ----------   ----------
Interest and dividend income:
   Interest on loans......................  $    682,716 $   471,725 $    256,597
   Interest on mortgage-backed securities.         2,899       2,825        3,312
   Interest and dividends on investments..        27,007      16,556       11,518
                                              -----------  ----------   ----------
      Total interest income...............       712,622     491,106      271,427
                                              -----------  ----------   ----------
Interest expense:
   Interest on deposits (Note 8)..........       220,932      97,857       42,159
   Interest on borrowings (Notes 9 and 10)       194,118     151,333       59,031
                                              -----------  ----------   ----------
      Total interest expense..............       415,050     249,190      101,190
                                              -----------  ----------   ----------

Net interest income.......................       297,572     241,916      170,237
   Provision for loan losses (Note 4).....        12,400      19,750        3,000
                                              -----------  ----------   ----------
Net interest income after provision for
   loan losses                                   285,172     222,166      167,237
                                              -----------  ----------   ----------
Non-interest income:
   Loan servicing and other fees..........         2,589       1,325          840
   Retail office fees.....................         6,596       5,804        5,639
   Gain on sale of loans..................         6,223         125        5,434
   Real estate operations, net (Note 5)...          (14)       2,013          308
   Other operating income.................           842         499          370
                                              -----------  ----------   ----------
      Total non-interest income...........        16,236       9,766       12,591
                                              -----------  ----------   ----------
Non-interest expense:
   Salaries and employee benefits (Note 14)       45,969      45,061       40,907
   Occupancy (Note 6).....................        10,687       9,726        8,691
   Advertising............................         1,248         754          705
   Amortization of core deposit intangible         1,995       1,995        1,995
   Federal deposit insurance..............         1,393         504          388
   Legal..................................         1,467       1,381        1,686
   Other operating expense................        14,689      14,060       12,000
                                              -----------  ----------   ----------
      Total non-interest expense..........        77,448      73,481       66,372
                                              -----------  ----------   ----------

Income before income taxes................       223,960     158,451      113,456
Income taxes (Note 12)....................        94,870      66,753       47,614
                                              -----------  ----------   ----------
                                              -----------  ----------   ----------
Net income................................  $    129,090 $    91,698 $     65,842
                                              ===========  ==========   ==========

Earnings per share: (Notes 1, 14 and 16)
   Basic..................................  $       7.79 $      5.55 $       3.95
                                              ===========  ==========   ==========
   Diluted................................  $       7.65 $      5.43 $       3.85
                                              ===========  ==========   ==========

Weighted average shares outstanding:
   Basic..................................    16,571,488   16,518,300   16,679,927
                                              ===========  ==========   ==========
   Diluted................................    16,865,105   16,887,951   17,090,227
                                              ===========  ==========   ==========


The accompanying notes are an integral part of these consolidated financial statements.

                     FIRSTFED FINANCIAL CORP. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                  YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
                    (Dollars in thousands, except share data)

                                                                                                            Accumulated
                                                                     Retained                                  Other
                                                    Additional       Earnings      Unreleased              Comprehensive
                                          Common     Paid-In      (Substantially   Shares to    Treasury   Income Net of
                                           Stock     Capital        Restricted)       ESOP       Stock        Taxes         Total
                                          -------   ----------   ---------------   ----------   --------   -------------   ---------
Balance, Dec.31, 2003................... $    235  $    37,733    $      483,360  $      (125) $ (85,727)   $      1,091  $ 436,567
Comprehensive income:
 Net income.............................       --           --            65,842           --         --              --     65,842
   Change in net unrealized gain
     on securities available for
     sale, net of tax effect............       --           --                --           --         --            (204)      (204)
                                                                                                                           ---------
     Total comprehensive income.........                                                                                     65,638
 Exercise of employee stock options.....        2        1,979                --           --         --              --      1,981
Net decrease in unreleased
 shares to the ESOP.....................       --          (52)               --           72         --              --         20
Benefit from stock option tax
 adjustment.............................       --        1,317                --           --         --              --      1,317
Common stock repurchased
 (696,900 shares).......................       --           --                --           --    (28,049)             --    (28,049)
                                          -------   ----------   ---------------   ----------   --------   -------------   ---------
Balance, December 31, 2004..............      237       40,977           549,202          (53)  (113,776)            887    477,474
Comprehensive income:
 Net income.............................       --           --            91,698           --         --              --     91,698
   Change in net unrealized gain
     on securities available for
     sale, net of tax effect............       --           --                --           --         --            (453)      (453)
                                                                                                                           ---------
     Total comprehensive income.........                                                                                     91,245
Exercise of employee stock options......        1        1,193                --           --         --              --      1,194
Net increase in unreleased shares
   to the ESOP..........................       --          146                --       (1,051)        --              --       (905)
Benefit from stock option tax
   adjustment...........................       --        1,831                --           --         --              --      1,831
                                          -------   ----------   ---------------   ----------   --------   -------------   ---------
Balance, December 31,  2005.............      238       44,147           640,900       (1,104)  (113,776)            434    570,839
Adjustments pursuant to SAB No. 108,
net of tax effect:
      FHLB stock dividends..............       --           --            (1,288)          --         --              --     (1,288)
      SERP adjustment...................       --           --               160           --         --              --     160
      Tax liabilities...................       --           --             3,675           --         --              --      3,675
Comprehensive income:
   Net income...........................       --           --           129,090           --         --              --    129,090
   Change in net unrealized gain
     on securities available for
     sale, net of tax effect............       --           --                --           --         --            (129)      (129)
   SERP adjustment......................       --           --                --           --         --          (2,149)    (2,149)
                                                                                                                           ---------
     Total comprehensive income.........       --           --                --           --         --              --    126,812
Exercise of employee stock options......       --        1,643                --           --         --              --      1,643
Stock option expense....................       --        1,880                --           --         --              --      1,880
Net increase in unreleased shares
   to the ESOP..........................       --          350                --         (946)        --              --      (596)
Benefit from stock option tax
   adjustment...........................       --        1,590                --           --         --              --      1,590
                                          -------   ----------   ---------------   ----------   --------   -------------   ---------
Balance, December 31, 2006.............. $    238  $    49,610    $      772,537  $    (2,050) $(113,776)   $     (1,844) $ 704,715
                                          =======   ==========   ===============   ==========   ========   =============   =========

       The accompanying notes are an integral part of these consolidated financial statements.

                    FIRSTFED FINANCIAL CORP.  AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
                                 (In thousands)

                                                     2006         2005         2004
                                                  ----------   ----------   ----------
   CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income..................................  $   129,090  $    91,698  $    65,842
   Adjustments to reconcile net  income to
    net cash provided by operating activities:
     Net change in loans held-for-sale.........     (137,987)      (2,873)         492
     Stock option compensation.................        1,880           --           --
     Depreciation and amortization.............        2,252        1,879        1,335
     Provision for loan losses.................       12,400       19,750        3,000
     Amortization of fees and
       premiums/discounts......................       51,228       46,593       14,215
     (Increase) decrease in interest income
       accrued in excess of borrower payments..     (153,177)     (57,136)      (1,545)
     Gain on sale of real estate held for
       investment..............................           --       (2,245)          --
     Gain on sale of real estate owned.........         (325)          --         (496)
     Gain on sale of loans.....................       (6,223)        (125)      (5,434)
     FHLB stock dividends......................       (9,542)      (6,555)      (3,863)
     Change in deferred taxes..................      (16,217)     (14,148)      (8,430)
     Increase in interest and dividends
       receivable..............................       (5,839)     (24,858)      (7,174)
     Increase in interest payable..............       35,824       45,275        7,356
     Amortization of core deposit intangible
       asset...................................        1,995        1,995        1,995
     (Increase) decrease in other assets.......       (5,142)      13,102        9,037
     Increase (decrease) in accrued expenses
       and other liabilities...................          148        6,133       (6,817)
                                                  ----------   ----------   ----------
      Total adjustments........................     (228,725)      26,787        3,671
                                                  ----------   ----------   ----------
      Net cash (used in) provided by operating
        activities.............................      (99,635)     118,485       69,513
                                                  ----------   ----------   ----------

   CASH FLOWS FROM INVESTING ACTIVITIES:

     Loans made to clients and principal
       collections on loans, net ..............    1,421,427   (2,780,889)  (2,428,998)
     Loans purchased...........................         (366)        (132)        (422)
     Deferred loan origination costs...........      (24,996)     (79,651)     (49,314)
     Proceeds from sales of real estate........          695        2,887        1,820
     Purchase of real estate held for
       investment..............................           --       (1,869)        (986)
     Proceeds from maturities and  principal
       reductions on investment securities,
       available-for-sale......................       86,630      123,843       64,379
     Principal reductions on mortgage-backed
       securities, available-for-sale..........       17,014       22,266       37,178
     Purchases of investment securities,
       available-for-sale......................     (104,791)    (167,930)    (198,494)
     Redemptions (purchases) of FHLB stock, net       96,259      (55,716)     (51,787)
     Purchases of premises and equipment.......       (3,062)      (1,757)      (6,648)
                                                  ----------   ----------   ----------
      Net cash provided by (used in) investing
       activities..............................    1,488,810   (2,938,948)  (2,633,272)
                                                  ----------   ----------   ----------

   CASH FLOWS FROM FINANCING ACTIVITIES:
     Net increase in deposits..................    1,518,224      610,492    1,222,767
     Net (decrease) increase in short term
       borrowings..............................   (2,765,736)   2,407,584    1,586,978
     Net decrease in long term borrowings......      (85,000)    (180,000)    (212,000)
     Proceeds from stock options exercised.....        1,644        1,194        1,981
     Purchases of treasury stock...............           --           --      (28,049)
     Net (decrease) increase in advance
     payments by borrowers for taxes
       and insurance...........................       (3,949)       2,474        3,254
     Other.....................................        3,540        3,568        2,853
                                                  ----------   ----------   ----------
      Net cash (used in) provided by financing
      activities...............................   (1,331,277)   2,845,312    2,577,784
                                                  ----------   ----------    ---------

     Net increase in cash and cash equivalents.       57,898       24,849       14,025
     Cash and cash equivalents at beginning of
       period..................................       93,192       68,343       54,318
                                                  ----------   ----------   ----------
     Cash and cash equivalents at end of period  $   151,090  $    93,192  $    68,343
                                                  ==========   ==========   ==========

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

Uses of Estimates

     In preparing consolidated financial statements in conformity with generally accepted accounting principles ("GAAP") and general practices within the banking industry, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the determination of the expected lives of residential loans used to amortize deferred origination costs and the valuation of deferred tax assets.

 Principles of Consolidation and Nature of Operations

     The consolidated financial statements include the accounts of the Company and its subsidiary, the Bank. The Bank maintains 32 retail banking offices in Southern California and 6 lending offices in both Southern and Northern California. The Bank's primary business consists of attracting deposits and wholesale borrowings and using those funds to originate loans secured by mortgages on real estate, consumer loans and business loans. All inter-company balances and transactions have been eliminated in consolidation. Certain items in the 2005 and 2004 consolidated financial statements have been reclassified to conform to the 2006 presentation.

Cash and Cash Equivalents

     For purposes of reporting cash flows, cash and cash equivalents include cash, overnight investments and securities purchased under agreements to resell with maturities within 90 days of the date of purchase. The amounts advanced under agreements to resell securities (repurchase agreements) represent short-term investments. During the agreement period the securities are maintained by the dealer under a written custodial agreement that explicitly recognizes the Bank's interest in the securities. The Bank had $62,000,000 in agreements to resell securities at December 31, 2006. There were no agreements to resell securities at December 31, 2005. The Bank also had overnight deposits with the Federal Home Loan Bank which totaled $40,628,000 and $42,607,000, respectively at December 31, 2006 and December 31, 2005.

Financial Instruments

     GAAP requires the disclosure of the fair value of financial instruments, whether or not recognized on the Consolidated Balance Sheets, whenever it is practicable to estimate the value. A significant portion of our assets and liabilities are financial instruments as defined under GAAP. Fair values, estimates and assumptions are set forth in Note 17, Fair Value of Financial Instruments.

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

     The market risk of a financial instrument is the possibility that future changes in market prices may reduce the value of a financial instrument or increase the contractual obligations of the Bank. The Bank's market risk is primarily concentrated in its loans receivable. When a borrower fails to meet the contractual requirements of his or her loan agreement, the Bank is subject to the market risk of the collateral securing the loan. Likewise, the Bank is subject to the volatility of real estate prices with respect to real estate acquired by foreclosure. The Bank's securities classified as available-for-sale are traded in active markets. The value of these securities is susceptible to the fluctuations of the market.

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

 Concentrations of Credit Risk

     Concentrations of credit risk would exist for groups of borrowers when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. The ability of the Bank's borrowers to repay their commitments is contingent on several factors, including the economic condition in the borrowers' geographic area and the individual financial condition of the borrowers. The Company generally requires collateral or other security to support borrower commitments on loans receivable. This collateral may take several forms. Generally, on the Bank's mortgage loans, the collateral will be the underlying mortgaged property. The Bank's lending activities are concentrated in California. However, in December 2006, the Bank began soliciting loans from mortgage brokers in four other states: Washington, Oregon, Nevada and Utah. It is the Bank's initial intent to originate these loans for sale only. There were no loans originated in those four states during 2006. The Bank does not have significant exposure to any individual client.

     The Bank's primary product consists of adjustable rate loans secured by residential real estate. An increasing portion of the Bank's interest income results from interest accrued in excess of borrower payments (negative amortization). Adjustable rate loans, in large part, permit negative amortization up to a certain defined level, and the payment on such loans adjusts periodically in accordance with the terms of the loan documents. For loans with an 80% or less loan-to-value ratio at origination, the lifetime loan balance cap can range from 110% to 125% of the original loan balance. For loans with a loan-to-value ratio over 80% at origination, the lifetime loan balance cap is limited to 110% of the original loan balance. In the event of an economic downturn, which may result in loss of income to borrowers, borrowers may be unable to make higher payments that may result from such adjustments. Additionally, a downturn affecting the market value of the collateral for the Bank's loans combined with a larger principal balance that can result from a negatively amortizing loan, may result in a loss of adequate security for such loans. The confluence of these economic conditions could have a significant effect on the Bank's net income.

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

 Investments and Mortgage-Backed Securities

     Investment securities principally consist of U.S. Treasury and agency securities, collateralized mortgage obligations and mortgage-backed securities. Mortgage-backed securities are created when the Bank exchanges pools of its loans for mortgage-backed securities.

     The Bank classifies all of its investments and mortgage-backed securities as "available-for-sale" based upon a determination that such securities might be sold at a future date or that there may be foreseeable circumstances under which the Bank would sell such securities.

     Securities designated as available-for-sale are recorded at fair value. Changes in the fair value of such securities available-for-sale are included in stockholders' equity as unrealized gains (losses) on securities available-for-sale, net of taxes. Unrealized losses on available-for-sale securities, reflecting a decline in value, judged to be other than temporary, are charged to income in the Consolidated Statements of Income. Unrealized gains or losses on available-for-sale securities are computed on a specific identification basis. Premiums and discounts on investment securities available for sale are amortized utilizing the interest method over the contractual term of the assets. Interest income on securities is accrued on the unpaid principal balance. The Bank did not hold any trading securities at December 31, 2006 or 2005.

Loans Held-for-Investment

     The Bank's loan portfolio is primarily comprised of single family residential loans (one-to-four units), and multi-family loans (five or more units). Loans are generally recorded at the contractual amounts owed by borrowers, less unearned loan fees and allowances for loan losses. Interest income on loans is accrued on the unpaid principal balance.

Loans Held-for-Sale

     Loans that may be sold prior to maturity are classified as held-for-sale. These loans are carried at the lower of carrying value or fair value on an aggregate basis by type of asset. For loans, fair value is calculated on an aggregate basis as determined by current market investor yield requirements.

(1) Summary of Significant Accounting Policies (continued)

Impaired Loans

     The Bank evaluates loans for impairment whenever the collectibility of contractual principal and interest payments is questionable. A loan is impaired when, based on current circumstances and events, a creditor will be unable to collect all amounts contractually due under a loan agreement.

     When a loan is considered impaired, the Bank measures impairment based on the present value of expected future cash flows (over a period not to exceed 5 years) discounted at the loan's effective interest rate. However, if the loan is "collateral-dependent" or a probable foreclosure, impairment is measured based on the fair value of the collateral. When the measure of an impaired loan is less than the recorded investment in the loan, the Bank records an impairment allowance equal to the excess of its recorded investment in the loan over its measured value.

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

Allowances for Loan Losses

     The Bank maintains a general valuation allowance for loan losses due to the inherent risks in the loan portfolio that have yet to be specifically identified. The Bank's loan portfolio is stratified based on factors affecting the perceived level and concentration of risk, such as type of collateral, level of loan documentation, the borrowers credit rating, year of origination, original loan-to-value ratio, the level of negative amortization, geographic location and trends and delinquencies.

     The appropriate level of general valuation allowance is calculated by applying reserve factors to the various stratifications identified above.. These reserve factors represent the expected likelihood of default multiplied by the expected rate of loss. The expected rates of loss and default are based on the Bank's historical loss experience and adjusted for current conditions and trends in the Bank's lending areas.

     Based on this methodology, the Bank recorded $12,400,000, $19,750,000 and $3,000,000 in loan loss provisions during 2006, 2005 and 2004, respectively.

     The Bank originates loans with a reduced level of documentation. On "Stated Income/Stated Asset" ("SISA") loans, the borrower includes information on his/her level of income and assets that is not subject to verification by the Bank. On "Stated Income/Verified Assets" ("SIVA") loans, the borrower includes information on his/her level of income and that information is not subject to verification while information provided by the borrower on his/her assets is verified. For "No Income/No Asset" ("NINA") loans, the borrower is not required to submit information on his/her level of income or assets. However, all single family loans, including NINA loans, require credit reports and appraisals. All multi-family loans and other real estate loans all require complete customary documentation from the borrowers.

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

     The determination of the Bank's general allowance for loan losses is based on estimates that are affected by changes in the regional or national economy and market conditions. Management believes, based on economic and market conditions, that the general allowance for loan losses is adequate as of December 31, 2006 and 2005. Should there be an economic or market downturn or if market interest rates increase significantly, a material increase in the level of loan defaults and charge-offs could result.

     The  Bank  establishes  a  specific  reserve  to  charge-off   assets  with
identified weaknesses that render all or part of the asset uncollectible.

Loan Origination Fees and Costs

     Loan origination fees and certain direct loan origination costs are deferred and recognized over the lives of the related loans as an adjustment of loan yields using the interest method. Loan origination costs for residential loans obtained from wholesale loan brokers will generally include fees paid to those brokers, resulting in loan origination costs exceeding loan fees received. These excess loan origination costs are amortized as an adjustment to the loan yield based on the expected lives of the related loans, including an estimate of the prepayment speeds on the portfolio. When a loan is repaid or sold, any unamortized net deferred fee balance is included in the Consolidated Statements of Income.

Gain or Loss on Sale of Loans

     Mortgage loans are primarily sold on a servicing-released basis and cash gains or losses are recognized immediately in the Statements of Income. The Bank has previously sold mortgage loans and loan participations on a servicing-retained basis with yield rates to the buyer based upon the current market rates which may differ from the contractual rate earned on the loans sold. Under GAAP, servicing assets or liabilities and other retained interests are required to be recorded as an allocation of the carrying amount of the loans sold based on the estimated relative fair values of the loans sold and any retained interests, less liabilities incurred. Servicing assets are evaluated for impairment based on the asset's fair value. The Bank estimates fair value by discounting cash flows from servicing assets using discount and prepayment rates that the Bank believes market participants would use. Servicing assets arising from the sale of loans are included in other assets and were $107,000 and $172,000 at December 31, 2006 and 2005, respectively. No additional servicing assets were originated in 2006, 2005 or 2004. There was no impairment of the Bank's servicing assets during 2006, 2005, and 2004.

Core Deposit Intangible

     Loans, deposits and other assets and liabilities assumed in connection with acquisitions are accounted for under the purchase method of accounting. Assets and liabilities are recorded at their fair values as of the date of the acquisition and the excess cost over fair values of the assets and liabilities is classified as a core deposit intangible asset. The Company amortizes intangible assets on a straight-line basis over their estimated useful lives, which is seven years. The balance of the core deposit intangible at December 31, 2006 was $1,343,000. There was no impairment of the Company's core deposit intangible at December 31, 2006.

     The following is a projection of estimated amortization of the core deposit intangible for the years ended December 31, (in thousands):

                        2007........................ $    879
                        2008........................      464
                                                     --------
                                                     $  1,343
                                                     ========
Real Estate

     Real estate acquired in settlement of loans ("REO") consists of property acquired through foreclosure proceedings or by deed in lieu of foreclosure. Generally, all loans greater than 60 days delinquent are placed into foreclosure and, if necessary, a specific valuation allowance is established. The Bank acquires title to the property in most foreclosure actions that are not reinstated by the borrower. Once real estate is acquired in settlement of a loan, the property is recorded as REO at the lower of carrying value or fair market value, less estimated selling costs. Fair value is determined by an appraisal obtained at foreclosure. The REO balance is reduced for any subsequent declines in fair value. The Bank may also acquire real estate in settlement of judgments. These properties are reported as Real Estate Held for Investment and are also recorded at the lower of carrying value or fair value.

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

     The Bank also acquires real estate in settlement of judgments. These properties are classified as real estate held for investment.

Depreciation and Amortization

     Depreciation of office properties and equipment is provided by use of the straight-line method over the estimated useful lives of the related assets, which range from 3 to 30 years. Amortization of leasehold improvements is provided by use of the straight-line method over the lesser of the life of the improvement or the term of the lease.

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

Income Taxes

     The Company files a consolidated Federal income tax return and a combined California franchise tax report with the Bank and the Bank's subsidiaries. Income taxes are accounted for using the asset and liability method. In the asset and liability method, deferred tax assets and liabilities are established as of the reporting date for the realizable cumulative temporary differences between the financial reporting and tax return basis of the Company's assets and liabilities. The tax rates applied are the statutory rates expected to be in effect when the temporary differences are realized or settled.

Stock Option Plans

     The Company adopted the fair value provisions of SFAS No. 123R, Share-Based Payments, on January 1, 2006, using the modified prospective transition method described in SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. Prior to January 1, 2006, the Company used the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, issued in March 2000, to account for its fixed-plan stock options. Under this method, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, prior to January 1, 2006, the Company had adopted only the disclosure requirements of SFAS No. 123. See Note 14 for a detailed discussion of stock options.

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

     Earnings per common share have been computed based on the following:

                                             Year Ended December 31,
                                         ----------------------------------
                                            2006        2005        2004
                                         ---------   ---------   ----------
                                         (In thousands, except share data)

  Net income.......................     $  129,090  $   91,698  $    65,842
                                         =========   =========   ==========

  Average number of common shares
    outstanding......................   16,571,488  16,518,300   16,679,927
  Effect of dilutive options.........      293,617     369,651      410,300
                                        ----------  ----------   ----------
   Average number of common shares
    outstanding used to calculate
    diluted earnings per common share   16,865,105  16,887,951   17,090,227
                                        ==========  ==========   ==========

     There were 134,820 anti-dilutive shares excluded from the weighted average shares outstanding calculation during 2006 and no anti-dilutive shares excluded during 2005 or 2004.

Comprehensive Income

     Accounting principles generally require that the recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the Consolidated Balance Sheets, such items, along with net income, are components of comprehensive income. There were $305,000 and $434,000 of unrealized gains on available-for-sale securities in Accumulated Other Comprehensive Earnings as of December 31, 2006 and 2005, respectively. The Company adopted SFAS No. 158 as of December 31, 2006, which resulted in a $2.1 million reduction in Accumulated Other Comprehensive Earnings in the 2006 Consolidated Balance Sheet related to the Bank's Supplemental Executive Retirement Plan.

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

Derivative Instruments

     The Company accounts for derivative instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities as amended. A derivative is considered either an asset or liability in the balance sheets and measured at fair value. If a derivative is designated as a hedging instrument the changes in fair value of the derivative are either (a) recognized in income in the period of change together with the offsetting gain or loss on the hedged item or (b) reported as a component of other comprehensive income and subsequently reclassified into income when the hedged risk affects income. For a derivative not designated as a hedging instrument, changes in fair value are recognized in income in the period of change. As of December 31, 2006, the Company had no commitments to originate loans held for sale, and had no loan sale commitments that would qualify as derivatives under SFAS No. 133.

Litigation

     The Company is engaged in various legal actions incident to the nature of its business. Management is of the opinion that none of the litigation will have a material effect on the Company's Consolidated Balance Sheets and Statements of Income.

Recent Accounting Pronouncements

     In February 2007, SFAS Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115, was issued. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Management plans to adopt this statement on January 1, 2008 but does not expect a material impact on its financial results.

     In September 2006, SFAS Statement No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, was issued. This statement amends FASB Statement No. 87, Employees' Accounting for Pensions, FASB Statement No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, FASB Statement No. 106, Employers' Accounting for Postretirement Benefits Other than Pensions and FASB Statement No. 132 Revised, Employers' Disclosures about Pensions and Other Postretirement Benefits. This statement requires that the overfunded or underfunded status of a defined benefit postretirement plan be measured as of year end and be recognized as an asset or liability in the Bank's Consolidated Balance Sheet and to recognize changes in the funded status in the year in which the changes occur through comprehensive income. The funded status is measured as the difference between the plan's assets at fair market value and the projected benefit obligation. This information was previously disclosed in the notes to financial statements but was not reflected in the Consolidated Balance Sheet. This statement is effective for fiscal years ending after December 15, 2006. In connection with our adoption of SFAS No. 158, we recorded a $3.7 million increase to our SERP liability, which resulted in a $2.1 reduction, net of tax, reduction in Accumulated Other Comprehensive Earnings on the Consolidated Balance Sheet.

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

     In September 2006, the SEC issued Staff Accounting Bulletin No. 108 ("SAB 108"), "Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements", providing guidance on quantifying financial statement misstatement and implementation (e.g., restatement or cumulative effect to assets, liabilities and retained earnings) when first applying this guidance. SAB 108 is effective for fiscal years ending after November 15, 2006. In connection with the adoption of SAB 108 during the fourth quarter of 2006, the Bank changed its practice for recording dividends on Federal Home Loan Bank stock and also adjusted its liabilities for accrued income taxes and pension costs as of January 1, 2006. These changes resulted in a $2.5 million net increase in retained earnings as of January 1, 2006. If the Bank had continued to follow its previous practice of recording dividends on FHLB stock, interest on investments would have been $613 thousand lower in 2006. The Bank now records the dividend when the final dividend amount is declared.
The Bank had previously accrued the dividend when the FHLB declared the estimated dividend amount. Also related to the adoption of SFAS No. 108, we reversed a $275,000 excess SERP accrual with an offset to retained earnings as of January 1, 2006. The Company believes the net effect of these adjustments was not material, either quantitatively or qualitatively, in any of the years affected.

     In June 2006, the FASB issued Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, that clarifies the accounting for uncertainties in income taxes recognized in accordance with SFAS No. 109. The interpretation prescribes a recognition threshold and measurement attribute for the recognition and measurement of a tax position taken or expected to be taken in a tax return. Companies are required to determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position (assuming the taxing authority has full knowledge of all relevant facts). If the tax position meets the more likely than not criteria, the position is to be measured at the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement with the taxing authorities. Neither the Company, or the Bank and its subsidiaries, have an uncertain tax position as defined by FIN No. 48. Therefore, the Company does not expect the adoption of FIN No. 48, which is effective for financial statements issued for fiscal years beginning after December 15, 2006, to have a material impact on the consolidated financial statements or results of operations.

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

     In February 2006, SFAS Statement No. 155 Accounting for Certain Hybrid Financial Instruments was issued. This statement amends FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. This statement's objective with respect to Statement 133 is to permit fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It also eliminated the guidance in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interest in Securitized Financial
Assets, which provided that a beneficial interest in securitized financial assets is not subject to the provisions of Statement 133. The primary objective of this statement with respect to Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, is to eliminate a restriction on the passive derivative instrument that a qualified special-purpose entity (SPE) may hold. The Bank has no derivative instruments or hedging activity within the scope of this statement.

     Effective January 1, 2006, the Bank adopted a change in financial reporting practice implemented by the Office of Thrift Supervision (OTS), the Bank's primary regulator. The OTS changed its financial reporting practice for classifying loan prepayment fees and late payment charges to record them as interest income rather than non-interest income. This adjustment by the OTS led to a change in industry practice in the reporting of loan prepayment fees and late payment charges. Accordingly, the Consolidated Statements of Income have been updated to include these fees with interest income. The change results in loan prepayment fees being classified in the same category as the amortization of deferred origination costs. Prepayment fees are designed to reimburse the Bank for loan origination costs if the loan is repaid prior to the Bank recovering these costs through the interest spread on the loan. The reclassification of these fees had no impact on net income, but did affect key financial data, such as the yield on interest-earning assets, the interest rate spread and the effective net spread. Prepayment fees were $30.4 million, $20.5 million and $8.0 million in 2006, 2005 and 2004, respectively. Late payment charges were $1.2 million, $999 thousand and $706 thousand in 2006, 2005 and 2004, respectively.

 (2) Investment Securities

     Investment securities, available-for-sale, are recorded at fair value and summarized below for the periods indicated:

                                                   At December 31, 2006
                                     -------------------------------------------------
                                                     Gross       Gross
                                     Historical   Unrealized   Unrealized      Fair
                                        Cost         Gains       Losses        Value
                                     ----------   ----------   ----------   ----------
                                                      (In thousands)
Collateralized Mortgage
  Obligations...................... $   311,467  $       742  $      (359) $   311,850
                                     ==========   ==========   ==========   ==========

                                                   At December 31, 2006
                                     -------------------------------------------------
                                                     Gross       Gross
                                     Historical   Unrealized   Unrealized      Fair
                                        Cost         Gains       Losses        Value
                                     ----------   ----------   ----------   ----------
                                                      (In thousands)
Collateralized Mortgage
 Obligations....................... $   293,453  $       846  $      (282) $   294,017
                                     ==========   ==========   ==========   ==========


     Collateralized Mortgage Obligations at December 31, 2006 all have contractual maturities greater than 6 years and have expected maturities within five years. There were no sales of investment securities during 2006, 2005 or 2004. Accrued interest on investments was $1,726,000 and $1,231,000 at December 31, 2006 and 2005, respectively.

(3) Mortgage-backed Securities

     Mortgage-backed securities, available-for-sale, have contractual maturities from 17 months to 353 months and are summarized below at the dates indicated:

                                                   At December 31, 2006
                                     -------------------------------------------------
                                                     Gross       Gross
                                     Historical   Unrealized   Unrealized      Fair
                                        Cost         Gains       Losses        Value
                                     ----------   ----------   ----------   ----------
                                                      (In thousands)

FNMA............................... $     3,897  $        10  $        --  $     3,907
FHLMC..............................      53,157          133           --       53,290
                                     ----------   ----------   ----------   ----------
                                    $    57,054  $       143  $        --  $    57,197
                                     ==========   ==========   ==========   ==========

                                                   At December 31, 2006
                                     -------------------------------------------------
                                                     Gross       Gross
                                     Historical   Unrealized   Unrealized      Fair
                                        Cost         Gains       Losses        Value
                                     ----------   ----------   ----------   ----------
                                                      (In thousands)

FNMA............................... $     4,661  $        12  $        --  $     4,673
FHLMC..............................      69,407          174           --       69,581
                                     ----------   ----------   ----------   ----------
                                    $    74,068  $       186  $        --  $    74,254
                                     ==========   ==========   ==========   ==========


     Accrued  interest   receivable   related  to   mortgage-backed   securities
outstanding at December 31, 2006 and 2005 totaled $496,000 and $480,000, respectively.

(4) Loans Receivable

     The following is a summary of loans receivable at the periods indicated:

                                                    At December 31,
                                                  -----------------------
                                                     2006       2005
                                                  ----------   ----------
                                                      (In thousands)
Real estate loans:
First trust deed residential loans:
     One-to-four units ..................        $ 6,444,225  $ 7,361,476
     Five or more units .................          1,811,966    1,942,021
                                                  ----------   ----------
     Residential loans ..................          8,256,191    9,303,497
  Other real estate loans:
     Commercial and industrial ..........            196,569      257,560
     Construction .......................                 --        4,910
     Second trust deeds .................              3,392        6,505
                                                  ----------   ----------
  Real estate loans .....................          8,456,152    9,572,472
Non-real estate loans:
  Deposit accounts.......................                825          595
  Commercial business loans  ............             83,759       80,186
  Consumer...............................             44,528       57,399
                                                  ----------   ----------
     Loans receivable ...................          8,585,264    9,710,652
Less:
  General loan valuation allowance.......            109,768       97,558
  Valuation allowances for impaired loans                 --           --
  Deferred loan origination (costs) fees.            (41,956)     (68,039)
                                                  ----------   ----------
     Subtotal ...........................          8,517,452    9,681,133
Less:
   Loans held-for-sale...................            140,860        2,873
                                                  ----------   ----------
Loans receivable, net....................        $ 8,376,592  $ 9,678,260
                                                  ==========   ==========

     The Bank originates loans with reduced levels of borrower documentation at origination. On "Stated Income/Stated Asset" ("SISA") loans, the borrower includes information on his/her level of income and assets that is not subject to verification. On "Stated Income/Verified Assets" ("SIVA") loans, the borrower includes information on his/her level of income that is not subject to verification, but his/her assets are verified. For "No Income/No Asset" ("NINA") loans, the borrower is not required to submit information on his/her level of income or assets. The underwriting of these loans is based on the borrower's credit score and credit history, intended occupancy, reasonableness of stated income and the value of the collateral. Adjustments to interest rates, loan-to-values and required credit scores are made on these types of reduced documentation loans in order to compensate for any additional risks the lack of documentation may pose. At December 31, 2006, approximately 12%, 33%, and 35% of the single family loan portfolio was comprised of NINA, SIVA, or SISA loans, respectively. This compares to 11%, 32%, and 38% of the single family loan portfolio being NINA, SIVA, or SISA loans respectively, at December 31, 2005. The portfolios of multi-family and other real estate loans all require complete and customary documentation from the borrowers.

     At December 31, 2006 and 2005, negative amortization, included in the balance of loans receivable, totaled $215,799,000 and $62,622,000, respectively. The portfolio of single family loans with a one-year fixed payment was $4,621,706,000 at December 31, 2006, and $4,630,320,000 as of December 31, 2005.
The portfolio of single family loans with a three-to-five year fixed payment was $1,822,519,000 as of December 31, 2006, and $2,693,273,000 as of December 31,
2005.

      During 2005 the Bank created $1,289,659,000 in mortgage-backed securities with loans from its multi-family loan portfolio for use in collateralized borrowing arrangements. Because the Bank retained full recourse on the loans, the mortgage-backed securities continue to be accounted for as loans receivable in the accompanying Consolidated Balance Sheet. There were no mortgage-backed securities created with loans originated by the Bank in 2006 or 2004. There were no sales of mortgage-backed securities during 2006, 2005 or 2004.

     The Bank had adjustable loans totaling $8,391,073,000 and $9,302,600,000 at December 31, 2006 and 2005, respectively.

     The Bank had outstanding commitments to fund $213,735,000 and $599,433,000 in real estate loans at December 31, 2006 and December 31, 2005, respectively. All of these loans had variable interest rates. The Bank classified $140,860,000 and $2,873,000 as loans held for sale at December 31, 2006 and 2005, respectively. There were no formal outstanding commitments to sell these loans.

     The Bank had undisbursed commercial and construction loan funds totaling $75,665,000 at December 31, 2006 and $62,544,000 at December 31, 2005.
Undisbursed consumer loan funds totaled $121,690,000 and $136,219,000 at December 31, 2006 and December 31, 2005, respectively.

     Accrued interest receivable related to loans outstanding at December 31, 2006 and 2005 totaled $53,359,000 and $45,186,000, respectively.

     Loans delinquent greater than 90 days or in foreclosure were $18,497,000 and $4,966,000 at December 31, 2006 and 2005, respectively, and the related allowance for delinquent interest was $769,000 and $147,000, respectively.

     Loans made to directors and executive officers (senior vice presidents and above) totaled $6,404,000 and $4,043,000 at December 31, 2006 and 2005,
respectively.

      See Notes 9 and 10 for loans pledged as security for borrowings as of December 31, 2006.

     The following is a summary of the activity in the general loan valuation allowance and valuation allowances for impaired loans for the periods indicated:

                                                            Valuation
                                                            Allowances
                                                General        for
                                                Valuation    Impaired
                                                Allowance      Loans      Total
                                                ---------   ----------   --------
                                                          (In thousands)
Balance at December 31, 2003..............     $   75,238  $       496  $  75,734
  Provision for loan losses...............          3,000           --      3,000
  Charge-offs.............................            (19)          --        (19)
  Recoveries..............................            456           --        456
                                                ---------   ----------   --------
Balance at December 31, 2004..............         78,675          496     79,171
  Provision for loan losses...............         18,650        1,100     19,750
  Charge-offs.............................           (168)      (1,596)    (1,764)
  Recoveries..............................            401           --        401
                                                ---------   ----------   --------
Balance at December 31, 2005..............         97,558           --     97,558
  Provision for loan losses...............         12,400           --     12,400
  Charge-offs.............................           (203)          --       (203)
  Recoveries..............................             13           --         13
                                                ---------   ----------   --------
Balance at December 31, 2006..............     $  109,768  $        --  $ 109,768
                                                =========   ==========   ========

     Loans serviced for others totaled $128,939,000 and $89,074,000 at December 31, 2006 and 2005, respectively. Loans serviced for others at December 31, 2006 included $52,471,000 of loans serviced under interim servicing agreements.

     The Bank has certain loans that were sold with recourse. These loans totaled $53,245,000 and $59,856,000 at December 31, 2006 and 2005, respectively. The maximum potential recourse liability associated with loans sold with recourse was $15,471,000 and $16,197,000 at December 31, 2006 and December 31, 2005, respectively. Because no additional losses are expected on these loans, the repurchase liability associated with these loans was eliminated during 2004.

     The following is a summary of impaired loans, net of valuation allowances for impairment, at the dates indicated:
                                                   At December 31,
                                                  ------------------
                                                    2006       2005
                                                  --------   -------
                                                   (In thousands)

                 Non-accrual loans.............. $   2,544  $  3,027
                 Other impaired loans...........     2,894        --
                                                  --------   -------
                 Total impaired loans........... $   5,438  $  3,027
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

     The following is a summary of information pertaining to impaired and non-accrual loans:

                                                      At December 31,
                                                   ---------------------
                                                      2006       2005
                                                   ----------  ---------
                                                      (In thousands)

        Impaired loans without a valuation
          allowance ............................  $     5,438 $    3,027
        Impaired loans with a valuation
          allowance.............................  $        -- $       --
        Valuation allowances related to
          impaired loans........................  $        -- $       --

         Total non-accrual loans................  $    18,497 $    4,966


                                             Year Ended December 31,
                                         ---------------------------------
                                            2006        2005        2004
                                         ---------   ---------   ---------
                                                    (In thousands)

  Average investment in impaired loans$     6,767 $     2,649 $     1,467
  Total interest income recognized on $       689 $       174 $        22
impaired loans.....................
  Interest income recognized on a cash
   basis on impaired loans.........   $       562 $       166 $        22


      There were no commitments to lend additional funds to borrowers whose loan terms had been modified for any of these periods.

(5) Real Estate

      The Bank had $1,094,000 and $0 of real estate owned as of December 31, 2006 and 2005, respectively. The Bank did not own any real estate held for investment as of December 31, 2006 or 2005.

      The following table summarizes real estate operations, net:
                                                 For the Year Ended December
                                                             31,
                                                -----------------------------
                                                  2006       2005     2004
                                                --------   --------  --------
                                                      (In thousands)
Net income from operations:
  Gain on sale of REO.....................    $     325 $        - $     496
  Gain on sale of real estate held for                -      2,245         -
investment.....................
  Other REO operations....................         (339)      (232)     (188)
                                                --------   --------  --------
     Real estate operations, net .........    $     (14)$    2,013 $     308
                                                ========   ========  ========

      The Bank acquired $1,461,000 of real estate during settlement of loans during 2006 and none during 2005 and 2004.



(6) Office Properties, Equipment and Lease Commitments

      Office properties and equipment, at cost, less accumulated depreciation and amortization, are summarized as follows:

                                                     At December 31,
                                                   -------------------
                                                     2006       2005
                                                   --------   --------
                                                     (In thousands)

Land..........................................   $   6,713 $    6,713
Office buildings..............................       6,843      6,642
Furniture, fixtures and equipment.............      19,589     18,428
Leasehold improvements........................      10,387      9,044
Other.........................................         809        855
                                                   --------   --------
                                                    44,341     41,682
Less accumulated depreciation and amortization      27,772     25,923
                                                   --------   --------
                                                 $  16,569 $   15,759
                                                   ========   ========

      The Bank is obligated under non-cancelable operating leases for periods ranging from five to thirty years. The leases are for certain of the Bank's office facilities.

      Approximately half of the leases for office facilities contain five and ten year renewal options. Minimum rental commitments at December 31, 2006 under all non-cancelable leases are as follows (in thousands):


2007.......................$   5,502
2008........................   3,976
2009........................   1,324
2010........................     949
2011........................     569
Thereafter..................   2,020
                              -------
                           $  14,340
                              =======

      Rent expense under these leases was $5,303,000, $5,148,000 and $4,836,000 for 2006, 2005 and 2004, respectively. Certain leases require the Bank to pay property taxes and insurance. Additionally, certain leases have rent escalation clauses based on specified indices.

(7) Federal Home Loan Bank Stock

      The Bank's investment in FHLB stock at December 31, 2006 and 2005 was $118,979,000 and $205,696,000, respectively. The FHLB provides a central credit facility for member institutions. As a member of the FHLB system, the Bank is required to own capital stock in the FHLB in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid home loans, home purchase contracts and similar obligations at the end of each calendar year, assuming for such purposes that at least 30% of its assets were home mortgage loans, or 4.7% of its advances (borrowings) from the FHLB. The Bank was in compliance with this requirement at December 31, 2006. The Bank's investment in FHLB stock was pledged as collateral for advances from the FHLB at December 31, 2006 and 2005. The fair value of the Bank's FHLB stock approximates book value due to the Bank's ability to redeem such stock with the FHLB at par value. The Bank did not accrue any dividends on its FHLB stock at December 31, 2006. The Bank changed its practice for accruing dividend income on FHLB stock in the fourth quarter of 2006, as discussed in Footnote 1. The Bank also reversed $2,223,000 of accrued FHLB stock dividends which were on the Consolidated Balance Sheet at December 31, 2005. This resulted in a $1,288,000 reduction in the Bank's retained earnings, net of $935,000 in deferred taxes at January 1, 2006.



(8) Deposits

      Deposit account balances are summarized as follows:

                                                   At December 31,
                                           ---------------  ---------------
                                                2006             2005
                                           ---------------  ---------------
                                            Amount     %      Amount     %
                                           --------  -----  ---------  ----
                                                (Dollars in thousands)
Variable rate non-term accounts:
Money market deposit accounts (weighted
   average rate of 4.12% and 2.80%)..     $ 887,933   15%  $ 886,592    20%
Interest-bearing checking accounts
   (weighted average rate of 0.34% and
   0.34%)............................       172,297    3     196,741     5
Passbook accounts (weighted average rate
   of 1.31% and 1.00%)...............        93,155    2     115,380     3
Non-interest bearing checking accounts      361,973    6     393,980     9
                                           --------  -----  ---------  ----
                                          1,515,358   26   1,592,693    37
                                           --------  -----  ---------  ----
Fixed-rate term certificate accounts:
Under six-month term (weighted average
   rate of 5.29% and 3.73%)..........      659,843    11     374,660     9
Six-month term (weighted average rate of
   5.11% and 3.74%)..................      724,280    12     766,527    17
Nine-month term (weighted average rate
   of 5.16% and 3.84%)...............      623,038    11     519,956    12
One year to 18-month term (weighted
   average rate of 5.05% and 3.82%)..    2,289,550    39     986,068    22
Two year to 30-month term (weighted
   average rate of 4.24% and 2.85%)..       19,904     0      43,285     1
Over 30-month term (weighted average
   rate of 3.80%     and 3.42%)......       57,908     1      88,468     2
                                           --------  -----  ---------  ----
                                         4,374,523    74   2,778,964    63
                                           --------  -----  ---------  ----

Total deposits (weighted average rate of
   4.44% and 3.00%)..................   $5,889,881   100%  $4,371,657   100%
                                           ========  =====  =========   ====

     Certificates of deposit, placed through seven major national brokerage firms, totaled $2,782,669,000 and $1,675,555,000 at December 31, 2006 and 2005,
respectively.

     Cash payments for interest on deposits (including interest credited) totaled $177,480,000, $80,294,000 and $35,308,000 during 2006, 2005 and 2004, respectively. Accrued interest on deposits at December 31, 2006 and 2005 totaled $68,762,000 and $25,310,000, respectively, and is included in accrued expenses and other liabilities in the accompanying Consolidated Balance Sheets.

     The following table indicates the maturities and weighted average interest rates of the Bank's deposits:


                       Non-Term                                    There-
                       Accounts      2007      2008       2009      after     Total
                       --------   ---------  ---------  ---------  --------  --------
                                           (Dollars in thousands)

Deposits at
  December 31, 2006.$  1,515,358 $ 4,271,539 $ 85,149    $ 9,813   $  8,022 $ 5,889,881
Weighted average
  Interest rates.....     2.54%       5.10%     4.99%      4.30%       4.19%     4.44%




(8) Deposits (continued)

      The following table shows the maturity distribution of certificates of deposit of $100,000 and greater as of December 31, 2006 (in thousands):

Maturing in:
  1 month or less..........................   $ 91,664

  Over 1 month to 3 months.................    238,392

  Over 3 months to 6 months................    266,444

  Over 6 months to 12 months...............    177,629

  Over 12 months...........................     42,939
                                              --------
   Total...................................  $ 817,068
                                              ========

     Interest expense on deposits is summarized as follows:

                                                    For the Year Ended December 31,
                                                    -------------------------------
                                                      2006        2005      2004
                                                    ---------  ---------   --------
                                                             (In thousands)

Passbook accounts..............................  $    1,348  $   1,205  $    1,287
Money market deposits and interest-bearing
checking accounts..............................      34,164     22,585      20,953
Certificate accounts...........................     185,420     74,067      19,919
                                                    ---------  ---------   --------
                                                 $  220,932  $  97,857  $   42,159
                                                    =========  =========   ========

(9) Federal Home Loan Bank Advances

      FHLB advances consist of the following at December 31:

                                                                                         2006        2005
                                                                                      ----------  ---------
                                                                                          (In thousands)
    Advances from the FHLB of San Francisco with a weighted average interest rate of 5.33% and 4.19%, respectively, secured by FHLB stock and certain real estate loans with unpaid principal balances of approximately
    $7,139,855,000 at December 31, 2006,
    advances mature through 2010................                                      $1,490,000  $4,155,500
                                                                                      ==========  ==========


     At December 31, 2006 and 2005, accrued interest payable on FHLB advances totaled $5,954,000 and $14,129,000, respectively, which is included in accrued expenses and other liabilities in the accompanying Consolidated Balance Sheets.

     The Bank has a credit facility with the FHLB (advances and lines of credit) which allow borrowings up to 60% of the Bank's assets, as computed for regulatory purposes. At December 31, 2006 the Company's unused borrowing capacity was in excess of $4.0 billion.

      The following is a summary of FHLB advance maturities at December 31, 2006 (in thousands):


                         2007......................$ 1,455,000
                         2008.......................    10,000
                         2009.......................     5,000
                         2010.......................    20,000
                         2011.......................         -
                                                      --------
                                                   $ 1,490,000
                                                      ========

     Cash payments for interest on borrowings (including reverse repurchase agreements and senior debentures -see Notes 10 and 11) totaled $195,740,000, $122,075,000 and $58,248,000 during 2006, 2005 and 2004, respectively.


     Interest expense on borrowings is comprised of the following for the years indicated:

                                               For the Year Ended December 31,
                                               ------------------------------
                                                 2006       2005      2004
                                               --------   --------   --------
                                                        (In thousands)

FHLB advances............................   $  138,881 $  114,780 $   56,789
Reverse repurchase agreements............       49,233     35,006      1,964
Senior debentures........................        5,940      1,557          -
Other....................................           64        (10)       278
                                               --------   --------   --------
                                            $  194,118 $  151,333 $   59,031
                                               ========   ========   ========

     Other interest expense in 2006, 2005, and 2004 includes accruals and reversals of accrued interest due to the Internal Revenue Service and Franchise Tax Board and other miscellaneous items (see Note 12).

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

     In January of 2005, the Bank completed a loan securitization with FNMA in which $1,289,659,000 in multi-family loans from the Bank's loan portfolio were formed into mortgage-backed securities. Because the Bank retained full recourse on the securitized loans, the mortgage-backed securities are accounted for as part of the loan portfolio under Statement of Financial Accounting Standards No. 140, Accounting for and Servicing of Financial Assets and Extinguishments of Liabilities. These mortgage-backed securities are also delivered to the dealer who arranged the transactions or its trustee.

     At December 31, 2006, $978,448,000 in reverse repurchase agreements were collateralized by loans with a fair market value totaling $917,832,000, mortgage-backed securities with a fair market value of $46,929,000 and investments with a fair market value totaling $73,152,000. At December 31, 2005, $1,163,684,000 in reverse repurchase agreements were collateralized by loans with a fair market value totaling $1,054,179,000, mortgage-backed securities with a fair market value of $61,441,000, investments with a fair market value totaling $108,772,000 and FHLB stock totaling $10,387,000.

     The weighted average interest rates for borrowings under reverse repurchase agreements were 5.37% and 4.04%, at December 31, 2006 and December 31, 2005, respectively.

     The following is a summary of maturities at December 31, 2006 (in thousands):


                        Up to 30 days..............   $     --
                        30 to 90 days...............   580,000
                        Over 90 to 182 days.........   398,448
                                                      --------
                                                      $978,448
                                                      ========

     Accrued  interest  on  securities  sold  under  agreements  to  repurchase,
included  in  accrued  expenses  and  other   liabilities  in  the  accompanying
Consolidated Balance Sheets, was $15,138,000 and $14,590,000 at December 31, 2006 and 2005, respectively.

(11) Senior Debentures

     The Company completed the placement of $100,000,000 in unsecured fixed/floating rate senior debentures during 2005. The first $50,000,000, completed in June of 2005, is due in 2015 and has a fixed rate of 5.65% for the first five years and is adjustable afterwards at 1.55% over the three-month LIBOR. The second $50,000,000, completed in December of 2005, is due in 2016 and has a fixed rate of 6.23% for the first five years and is adjustable afterwards at 1.55% over the three-month LIBOR. The debentures in each transaction are redeemable at par after the first five years. Covenants contained in the Indentures prohibit the Company from selling or otherwise disposing of shares of voting stock of the Bank or permitting liens on such Bank stock other than certain permitted liens. The Indentures also impose certain affirmative covenants on the Company, none of which has any material adverse effect on the Company's ability to operate its business.


(12) Income Taxes

     Income taxes (benefit) consist of the following:
                                                    Year Ended December 31,
                                                 ------------------------------
                                                   2006       2005      2004
                                                 --------   --------   --------
                                                       (In thousands)
   Current:
     Federal...............................   $   82,965 $   60,602 $   42,297
     State.................................       28,122     20,299     13,747
                                                                       --------
                                                 --------   --------
                                                 111,087     80,901     56,044
                                                 --------   --------   --------
   Deferred:
     Federal...............................      (12,775)   (11,208)    (6,842)
     State.................................       (3,442)    (2,940)    (1,588)
                                                            --------   --------
                                                 --------
                                                 (16,217)   (14,148)    (8,430)
                                                 --------   --------   --------
   Total:
     Federal...............................       70,190     49,394     35,455
     State.................................       24,680     17,359     12,159
                                                 --------   --------   --------
                                              $   94,870 $   66,753 $   47,614
                                                 ========   ========   ========

     A reconciliation of the statutory federal corporate income tax rate to the Company's effective income tax rate follows:
                                           Year Ended December 31,
                                          ---------------------------
                                            2006      2005     2004
                                          --------   ------  --------
                                                             --------

Statutory federal income tax rate ..         35.0%    35.0%   35.0%
Increase in taxes resulting from:
State franchise tax, net of federal           7.2      7.1     7.0
income tax benefit..................
Non-deductible stock options........          0.2      -        -
Other, net..........................           -       -        -
                                          --------   ------  --------
Effective rate......................         42.4%    42.1%   42.0%
                                          ========   ======  ========

     The Company, the Bank and the Bank's subsidiaries file a consolidating federal income tax return. Each entity is responsible for paying its pro-rata shares of the consolidated tax liability. Substantially all of the income taxes (benefit) belong to the Bank during 2006, 2005, and 2004, respectively.

     Cash payments for income taxes totaled $111,690,000, $76,490,000 and $53,471,000 during 2006, 2005 and 2004, respectively.

     Income taxes payable totaled $547,000 as of December 31, 2006 and $3,332,000 as of December 31, 2005.

     Listed below are the significant components of the net deferred tax (asset) and liability:

                                                      At December 31,
                                                   --------------------
                                                      2006        2005
                                                   ---------   --------
                                                     (In thousands)
Components of the deferred tax asset:
  Bad debts..................................    $ (50,609) $  (44,721)
  Pension expense............................       (6,524)     (6,072)
  State taxes................................       (6,315)     (4,751)
  Core deposit intangible asset..............       (3,270)     (2,902)
  SERP liability adjustment..................       (1,559)          -
  Loan fees..................................      (18,235)     (7,065)
  Other......................................       (2,368)     (2,581)
                                                   ---------   --------
    Total deferred tax asset.................      (88,880)    (68,092)
                                                   ---------   --------
Components of the deferred tax liability:
  FHLB stock dividends.......................       29,529      27,242
  Tax effect of unrealized gain on
     securities available-for-sale...........          221         315
  Other......................................          328         496
                                                   ---------   --------
    Total deferred tax liability.............       30,078      28,053
                                                   ---------   --------
Net deferred tax asset.......................    $ (58,802) $  (40,039)
                                                   =========   ========

(12) Income Taxes (continued)

     The Company did not have a valuation allowance for the deferred tax asset at December 31, 2006 or 2005, as it is more likely than not that the deferred tax asset will be realized due to the existence of loss carry-backs and expected future earnings.

     As described in Footnote 1, the Company reversed $3,675,000 of accrued state and federal tax liabilities which were on the Consolidated Balance Sheet at December 31, 2005. This resulted in a $3,675,000 increase in the Company's retained earnings at January 1, 2006.

     The Internal Revenue Service ("IRS") has examined the Company's consolidated federal income tax returns for tax years up to and including 2003. The adjustments proposed by the IRS were primarily related to temporary differences as to the recognition of certain taxable income and expense items. While the Company has provided for deferred taxes for federal and state purposes, a change in the period of recognition of certain income and expense items can result in interest due to the IRS and the Franchise Tax Board ("FTB"). Interest accruals of $62,000 and $56,000 were recorded during 2006 and 2005, respectively for interest on amended returns. During 2006 and 2005 interest payments totaling $0 and $207,000, respectively, were paid to the IRS in settlement of tax years 2001, 2002 and 2003. During 2006, interest payments totaling $138,000 were paid to the FTB for tax years 1999 and 2000. The balance of accrued interest payable for amended returns was $83,000 and $159,000 as of December 31, 2006 and December 31, 2005, respectively.

     The Bank is required to use the specific charge-off method of accounting for bad debts for Federal income tax purposes. Prior to 1995, the Bank used the reserve method of accounting for bad debts. The Consolidated Balance Sheet at December 31, 2006 does not include a tax liability of $5,356,000 related to the adjusted base year bad debt reserve that was created when the Bank was on the reserve method. The base year reserve is subject to recapture if: (1) The Bank fails to qualify as a "bank" for federal income tax purposes; (2) certain distributions are made with respect to the stock of the Bank; (3) the bad debt reserves are used for any purpose other than to absorb bad debt losses; or (4) there is a change in federal tax law. Management does not expect any of these events to occur.

(13) Stockholders' Equity

     The Company's stock charter authorizes 5,000,000 shares of serial preferred stock with a par value of $0.01 per share. As of December 31, 2006, no preferred shares had been issued.

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

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined). Management believes that the Bank meets all capital adequacy requirements to which it is subject as of December 31, 2006.

     As of December 31, 2006, the Bank was well- capitalized as defined under the regulatory framework for prompt corrective action. There are no conditions or events since December 31, 2006 that management believes have changed the Bank's classification.




(13) Stockholders' Equity (continued)


                                               December 31, 2006
                                 ----------------------------------------------
                                                          Tier 1     Risk-based
                                 Tangible    Core       Risk-based    Capital
                                  Capital    Capital     Capital
                                 ----------  ---------  -----------  ----------
                                            (Dollars in thousands)
Actual capital:
   Amount...................... $ 788,611   $ 788,611  $  788,611   $ 849,821
   Ratio........................     8.49%      8.49%       16.27%      17.53%
FDICIA minimum required
capital:
   Amount...................... $ 139,393   $ 371,715  $        -   $ 387,857
   Ratio........................     1.50%      4.00%           -%       8.00%
FDICIA well-capitalized
required capital:
   Amount...................... $       -   $ 464,643  $  290,893   $ 484,822
   Ratio........................        -%      5.00%        6.00%      10.00%


                                               December 31, 2005
                                  ---------------------------------------------
                                                          Tier 1     Risk-based
                                  Tangible   Core       Risk-based    Capital
                                  Capital    Capital     Capital
                                  ---------  ---------  -----------  ----------
                                             (Dollars in thousands)
Actual capital:
   Amount...................... $  651,447  $ 651,447   $  651,447    $ 720,585
   Ratio........................      6.23%      6.23%       11.84%       13.10%
FDICIA minimum required
capital:
   Amount...................... $  156,772  $ 418,059   $        -    $ 440,213
   Ratio........................     1.50%       4.00%           -%        8.00%
FDICIA well-capitalized
required capital:
   Amount...................... $       -   $ 522,573   $  330,159    $ 550,266
   Ratio........................        -%       5.00%        6.00%       10.00%


     The payment of dividends is subject to certain federal income tax consequences. Specifically, the Bank is capable of paying dividends to the Company in any year without incurring tax liability only if such dividends do not exceed both the tax basis current year income and profits and accumulated tax income and profits as of the beginning of the year.

     Thirty days' prior notice to the OTS of the intent to declare dividends is required for the declaration of such dividends by the Bank. The OTS generally allows a savings institution which meets its fully phased-in capital requirements to distribute, without OTS approval, dividends up to 100% of the institution's net income for the applicable calendar year plus retained net income for the two prior calendar years. However, the OTS has the authority to preclude the declaration of any dividends or adopt more stringent amendments to its capital regulations.

     The Company may loan up to $6,000,000 to the Employee Stock Ownership Plan ("ESOP") under a line of credit loan. At December 31, 2006, the outstanding loan to the ESOP totaled $1,489,000. At December 31, 2005, the outstanding loan to the ESOP totaled $890,000. Interest on any outstanding loan balance is due each December 31st. Interest varies based on the Bank's monthly cost of funds. The average rates paid during 2006 and 2005 were 4.42% and 2.91%, respectively.

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

(14) Employee Benefit Plans

     The Bank maintains a qualified defined  contribution plan established under
Section 401 (k) of the Internal Revenue Code, as amended (the "401(k) Plan"). Participants are permitted to make contributions on a pre-tax basis, a portion of which is matched by the Bank. The 401(k) Plan expense was $652,000, $416,000 and $500,000 for 2006, 2005 and 2004, respectively.

     The Bank has a Supplementary Executive Retirement Plan ("SERP") which is unfunded and covers the individuals currently employed by the Bank as its Chief Executive Officer and Chief Operating Officer. The pension expense for the SERP was $1,526,000, $1,476,000 and $1,381,000 in 2006, 2005 and 2004, respectively.
The expected annual contributions to the SERP for the next five years will be $287,000 in 2007, $829,000 in 2008 and $1,009,000 in each of the following three years. In connection with the Bank's adoption of SFAS No. 158, the Bank recorded a $3.7 million increase to its SERP liability, which resulted in a $2.1 million, net of tax, reduction in Accumulated Other Comprehensive Earnings on the Consolidated Balance Sheet. Also related to the adoption of SFAS No. 108, the Bank reversed a $275,000 excess SERP accrual with an offset to Retained Earnings as of January 1, 2006. The Bank's SERP liability at December 31, 2006 was $11.7 million prior to the SFAS No. 108 and SFAS No. 158 adjustments and was $15.2 million after the adjustments.

     The discount rates used in determining the actuarial value of benefit obligations were 5.75% and 5.50%, respectively, as of December 31, 2006 and 2005. The rate of increase in future compensation levels used in determining the pension cost for the SERP was 4.0% at both December 31, 2006 and 2005. The plan had no assets as of December 31, 2006 or 2005.

      The following table sets forth the funded status of the SERP and amounts recognized in the Company's financial statements for the years indicated:

                                                             At December 31,
                                                           ------------------
                                                             2006       2005
                                                           --------   -------
                                                            (In thousands)
Change in Benefit Obligation
      Projected benefit obligation, beginning of the year $  14,433  $  11,748
      Service cost...................................           291        565
      Interest cost..................................           786        667
      Benefits paid..................................          (287)       (287)
      Actuarial (gain) loss..........................           (72)     1,740
                                                           --------   --------
      Projected benefit obligation, end of the year..     $  15,151  $  14,433
                                                           ========   ========

Change in Plan Assets
      Benefits Paid..................................     $    (287) $    (287)
      Employer contributions.........................           287        287
      Funded status..................................       (15,151)   (14,433)
      Unrecognized transition obligation.............           -          -
      Unrecognized prior service cost................           -          -
      Unrecognized net actuarial loss................         3,707      4,229
                                                           --------   --------
      Net amount recognized..........................     $ (11,444) $ (10,204)
                                                           ========   ========

Components of Net Periodic Benefit Cost
      Service cost...................................     $     291  $     565
      Interest cost..................................           786        667
      Amortization of unrecognized net loss..........           449        229
      Amortization of unrecognized prior service cost             -         15
                                                           --------   --------
      Pension cost...................................     $   1,526  $   1,476
                                                           ========   ========

     The projected benefit obligation, accumulated benefit obligation, and fair value of assets were $15,151,000, $12,607,000 and $0 respectively, at December 31, 2006 and $14,433,000, $11,523,000, and $0, respectively, at December 31,
2005.
     The Bank has a profit sharing plan (the "ESOP") for all eligible employees and officers who have completed one year of continuous service. The ESOP is accounted for in accordance with AICPA Statement of Position 93-6, Employers' Accounting for Employee Stock Ownership Plans. The number of shares to be released to ESOP participants each year is determined based on the contribution made by the Bank divided by the average market price of the Company's stock for the year.

     At December 31, 2006, the ESOP held 4.07% of the outstanding stock of the Company. Profit sharing expense for the years ended December 31, 2006, 2005 and 2004 was $1,548,000, $1,545,000 and $2,530,000, respectively. The amount of the contribution made by the Bank is determined each year by the Board of Directors, but is not to exceed 15% of the participants' aggregated compensation. The Bank does not offer post-retirement benefits under this plan.

     At December 31, 2006 and 2005 total allocated ESOP shares were 602,611 and 651,845 shares, respectively. At December 31, 2006 and 2005 total unallocated ESOP shares were 34,893 and 20,267 shares, respectively. The fair value of unallocated ESOP shares totaled $2,337,000 and $1,105,000 at December 31, 2006 and 2005, respectively.

Stock Option Plans

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

     The fair value recognition requirement applies only to new awards or awards modified after January 1, 2006. Additionally, the fair value of existing unvested awards at the date of adoption is recorded as compensation expense over the period which an employee is required to provide service in exchange for the award, which, for the Company, is the vesting period of the options. The results from prior periods have not been restated. As a result of adopting this statement, the Company recorded stock-based compensation expense of $1.6 million, net of tax, in 2006. The deferred tax benefit recognized for stock-based compensation expense was $267 thousand in 2006.

     On April 26, 2006, the stockholders of the Company adopted the 2007 Non-employee Directors Restricted Stock Plan ("2007 Plan"). Under the 2007 Plan, the Company may grant up to 200,000 shares to non-employee Directors of the Company. Fifty percent of the restricted shares will vest on the one-year anniversary date of the issuance and the remaining fifty percent will vest on the second-year anniversary date of the issuance. No shares were granted as of December 31, 2006 under the 2007 Plan.

     At December 31, 2006 the Company had options outstanding issued under two share-based compensation programs, the 1994 Stock Option and Appreciation Rights Plan ("1994 Plan") and the 1997 Non-employee Directors Stock Incentive Plan ("Directors 1997 Plan"). The Directors 1997 Plan has been terminated in connection with implementation of the 2007 Plan, and no new grants will be made under the Directors 1997 Plan. At December 31, 2006, the number of shares authorized for option awards under the 1994 Plan totaled 1,857,351.

     Under the 1994 Plan, the Company may grant options to employees of the Bank for up to 3,000,000 shares of common stock, subject to limitations set forth under the 1994 Plan. Options under each plan are granted with an exercise price equal to the market price of the Company's stock at the date of grant. Options granted under the 1994 Plan usually vest over a six year period and have a maximum contractual term of 10 years. The Directors 1997 Plan provided for the issuance of up to 400,000 shares of common stock to non-employee directors of the Company. Options previously granted to non-employee directors under the Directors 1997 Plan vest in one year and have a maximum contractual term of 10 years.

     The aggregate intrinsic value of options exercised was $3,334,000, $2,505,000 and $5,150,000 in 2006, 2005 and 2004, respectively. The aggregate intrinsic value of stock options outstanding at December 31, 2006 was $17,788,000. Cash proceeds received from options exercised in 2006 were $1,644,000 and $1,194,000 in 2005.

     The fair value of each option grant in 2006, 2005 and 2004 was estimated on the date of the grant using the Black-Scholes option valuation model. The expected life was estimated based on the actual weighted average life of historical exercise activity of the grantee population. The volatility factors were based on the historical volatilities of the Company's stock, and these were used to estimate volatilities over the expected life of the options. The risk-free interest rate was the implied yield available on zero coupons (U.S. Treasury Rate) at the grant date with a remaining term equal to the expected life of the options. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive stock incentive awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company. The following weighted average assumptions were used for grants in 2006, 2005 and 2004, respectively: no dividend yield in any year; expected volatility of 30%, 31% and 32%; risk-free interest rates of 4.5%, 4.2% and 4.2%; and expected average lives of 6.6 years for 2006 and 5.5 years for 2005 and 2004. The weighted-average fair values of options granted during the year are $24.05, $19.48 and $15.82 for 2006, 2005, and 2004, respectively. Forfeitures were recognized in the year of occurrence. It is the Company's policy that shares issued upon the exercise of stock options come from authorized, but previously un-issued shares.

     The following table summarizes information about stock option activity during the periods indicated:


                                                      ---------------------------
     Options Outstanding                                2006      2005     2004
                                                      --------  --------  -------
     (Weighted average option prices)                     (In shares except
                                                           intrinsic value)

Beginning of year ($29.70, $24.05, and $19.68 )..     758,081   725,458   808,248
       Granted ($58.73, $52.47, and $42.24)......     180,115   156,150   131,785
       Exercised ($20.27, $17.43, and $13.20)....     (81,109)  (68,497)  (150,011)
       Cancelled ($50.61, $35.45, and $30.67)....     (36,707)  (55,030)  (64,564)
                                                      --------  --------  -------
End of year ($36.07, $29.70, and $24.05).........     820,380   758,081   725,458
                                                      ========  ========  =======
       Shares exercisable at December 31, ($23.53,
           $20.21, and $17.39)...................     410,247   394,448   354,398
                                                      ========  ========  =======

   A summary of the Company's non-vested shares during 2006 is presented below:

                                             Weighted
                                             Average
Non-vested shares:                           Grant-Date
                                  Shares     Fair Value
-------------------------------------------------------


Non-vested  at January 1, 2006.... 363,633      $15.19
Granted........................... 180,115       24.05
Vested............................ (96,908)      13.20
Forfeited......................... (36,707)      20.02
                                  --------
Non-vested at December 31, 2006... 410,453      $19.12
                                  ========



     As of December 31, 2006, the unrecognized cost related to non-vested share-based compensation plans was $3.0 million to be recognized over a weighted-average period of 4.36 years.

     Additional information with respect to stock options outstanding at December 31, 2006 follows:


                                                        Price Ranges
-------------------------------------------------------------------------------------------------

                                       ($10.88 - $17.25)    ($26.75 - $31.44)   ($41.70 - $59.20)
Options outstanding:

Number of outstanding shares.........       224,136            216,930              379,314
Weighted-average contractual life ...          1.98               5.37                 5.23
Weighted-average exercise price .....        $14.47             $29.09               $52.83

Options exercisable:

Number of exercisable shares.........       224,136            125,403              60,388
Weighted-average contractual life ...          1.85               4.97                7.48
Weighted-average exercise price .....        $14.47             $28.80              $46.25




(14) Employee Benefit Plans (continued)

     The pro-forma disclosure below is provided for 2005 and 2004 because the Company did not adopt SFAS 123R until January 1, 2006:

                                                 Year Ended December 31,
                                                  ---------------------
                                                     2005        2004
                                                  ---------   ---------
                                                     (in thousands,
                                                 except per share data)

  Net income as reported...........             $  91,698    $   65,842

  Deduction:
    Total stock-based compensation
   expense determined under the
   fair-value-based method for all
   rewards, net of tax.............                (1,137)       (740)
                                                  ---------   ---------
                                                  ---------   ---------
    Pro forma net income...........             $  90,561    $ 65,102
                                                  =========   =========

  Earnings per share:
  Basic:
    As reported....................             $    5.55    $   3.95
    Pro forma......................             $    5.48    $   3.90

  Diluted:
    As reported....................             $    5.43    $   3.85
    Pro forma......................             $    5.38    $   3.82

(15) Parent Company Financial Information

      The following condensed parent company financial information should be read in conjunction with the other Notes to the Consolidated Financial Statements.

CONDENSED BALANCE SHEETS

                                                         At December 31,
                                                       -------------------
                                                         2006       2005
                                                       --------   --------
                                                          (In thousands)
Assets:
Cash.............................................    $  11,990   $ 13,235
Other assets, net................................        2,359      2,268
Investment in subsidiary.........................      790,366    655,336
                                                       --------   --------
                                                     $ 804,715   $670,839
                                                       ========   ========
Liabilities and Stockholders' Equity:
Stockholders' equity.............................      704,715    570,839
Senior notes.....................................      100,000    100,000
                                                       --------   --------
                                                     $ 804,715 $  670,839
                                                       ========   ========


                                                   Year Ended December 31,
 CONDENSED STATEMENTS OF INCOME AND             ------------------------------
      COMPREHENSIVE INCOME                        2006       2005      2004
                                                --------   --------  ---------
                                                      (In thousands)

Dividends received from Bank...............   $       -   $      -  $  30,000
Equity in undistributed net income of
subsidiary ................................     132,827     92,829     36,077
Other expense, net.........................      (3,737)    (1,131)      (235)
                                                --------   --------  ---------
Net Income.................................     129,090     91,698     65,842
Change in other comprehensive income, net of
taxes......................................      (2,278)      (453)     (204)
                                                --------   --------  ---------
Comprehensive Income.......................   $ 126,812 $   91,245 $  65,638
                                                ========   ========  =========


(15) Parent Company Financial Information (continued)

                                                  Year Ended December 31,
                                                ----------------------------
CONDENSED STATEMENTS OF CASH FLOWS                2006      2005      2004
                                                --------  --------   -------
                                                      (In thousands)
Net Cash Flows from Operating Activities:
  Net income...............................    $ 129,090  $ 91,698  $  65,842
  Adjustments to reconcile net income to
  net   cash   provided   by   operating
  activities:
    Equity in undistributed
       net income of subsidiary............     (132,827)  (92,829)   (36,077)
    Other..................................         (145)   (1,360)      (415)
                                                --------  --------   -------
    Net cash (used in) provided by operating
    activities..............................      (3,882)   (2,491)    29,350
                                                --------  --------   -------
Cash Flows from Investing Activities:
    Investment in subsidiary...............          -    (110,000)       -
    Decrease in fixed assets...............          -         -          -
                                                --------  --------   -------
    Net cash used in investing activities..          -    (110,000)       -
                                                --------  --------   -------
Cash Flows from Financing Activities:
    Purchase of treasury stock.............          -         -      (28,049)
    Proceeds from issuance of senior debt            -    100,000         -
    (Increase) decrease in unreleased shares      (946)    (1,051)        72
    Exercise of stock options..............      3,233      3,024      3,296
    Other..................................        350        146        (52)
                                                --------  --------   -------

Net cash provided by (used in) financing
   activities...............................     2,637    102,119    (24,733)
                                                --------  --------   -------
Net increase (decrease) in cash............     (1,245)   (10,372)     4,617
Cash at beginning of period................     13,235     23,607     18,990
                                                --------  --------   -------
Cash at end of period......................   $ 11,990    $13,235   $ 23,607
                                                ========  ========   =======

(16) Quarterly Results of Operations (unaudited)

      Summarized below are the Company's results of operations on a quarterly basis for 2006, 2005, and 2004:

                                                                                           Diluted
                                  Provision    Non-       Non-                 Basic       Earnings
               Interest  Interest for          Interest   Interest   Net       Earnings    per
               Income    Expense  Loan Losses  Income     Expense    Income    Per Share   Share
               --------  -------  -----------  --------   --------   --------  ---------   -------
                                (In thousands, except per share data)

First quarter
2006.........$ 169,493  $ 94,982 $  3,900      $ 2,483   $ 19,916    $ 30,774  $   1.86    $ 1.82
2005.......... 94,402     41,580    3,750        1,751     18,867      18,492      1.12      1.10
2004.......... 60,242     20,804       --        1,736     15,282      14,977      0.88      0.86
Second quarter
2006.........$ 178,513  $104,649 $  2,500      $ 4,622   $ 19,416    $ 32,479  $   1.96    $ 1.92
2005.......... 113,423    55,027    4,000        1,760     18,686      21,685      1.31      1.29
2004.......... 63,566     21,373       --        1,834     15,351      16,553      0.99      0.96
Third quarter
2006.........$ 183,473  $109,855 $  3,000      $ 4,046   $ 18,343    $ 32,462  $   1.96    $ 1.93
2005.......... 131,190    68,755    8,000        3,705     17,772      23,358      1.41      1.38
2004.......... 67,357     26,133       --        6,968     17,694      17,872      1.09      1.06
Fourth quarter
2006.........$ 181,143  $105,564 $  3,000      $ 5,085   $ 19,773    $ 33,375  $   2.01    $ 1.98
2005.......... 152,091    83,828    4,000        2,550     18,156      28,163      1.70      1.67
2004.......... 80,262     32,880    3,000        2,053     18,045      16,440      1.00      0.97
Total year
2006.........$ 712,622  $415,050 $ 12,400      $ 16,236  $ 77,448    $ 129,090 $   7.79    $ 7.65
2005.......... 491,106   249,190   19,750         9,766    73,481       91,698     5.55      5.43
2004.......... 271,427   101,190    3,000        12,591    66,372       65,842     3.95      3.85



(17) Fair Value of Financial Instruments

      The following table presents fair value information for financial instruments for which a market exists:

                                                     At December 31,
                                    -------------------------------------------------
                                              2006                      2005
                                    -----------------------   -----------------------
                                    Carrying                  Carrying
                                      Value     Fair Value      Value     Fair Value
                                    ---------   -----------   ---------   -----------
                                                      (In thousands)

Mortgage-backed securities ......   $ 57,197    $  57,197     $ 74,254     $  74,254
Collateralized mortgage
  obligations ...................    311,850      311,850      294,017       294,017
Loans held-for-sale .............    140,860      143,141        2,873         2,893
FHLB Stock.......................    118,979      118,979      205,696       205,696


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


                                                      At December 31,
                                    --------------------------------------------------
                                              2006                       2005
                                    ------------------------   -----------------------
                                                 Calculated                 Calculated
                                    Historical   Fair Value    Historical     Fair
                                       Cost        Amount         Cost        Value
                                                                             Amount
                                    -----------  -----------   ----------   ----------
                                                      (In thousands)

ASSETS
Adjustable loans:
  Single family ................. $ 6,437,616  $ 6,671,076  $  7,354,239 $  7,515,594
  Multi-family ..................   1,809,751    1,847,532     1,938,988    1,949,306
  Commercial  ...................     161,487      168,364       203,124      208,778
Fixed rate loans:
   Single family ................       6,609        6,638         7,237        7,290
   Multi-family .................       2,215        2,217         3,033        3,130
   Commercial  ..................      35,082       35,848        54,436       56,373
Commercial business loans........      83,759       83,363        80,186       85,444
Construction loans...............          --          --          4,910        5,179
Consumer loans...................      44,528       46,021        57,399       56,096
Other loans......................       4,217        4,254         7,100        7,100
Non-performing loans ............      18,497       18,497         4,966        4,966

LIABILITIES
Fixed-term certificate accounts .   4,374,523     4,373,474    2,778,964    2,768,236
Non-term deposit accounts .......   1,515,358     1,515,358    1,592,693    1,592,693
Borrowings ......................   2,568,448     2,569,372    5,419,184    5,415,365


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


(17) Fair Value of Financial Instruments (continued)

Loans Receivable

     The  portfolio  is  segregated  into those loans with  adjustable  rates of interest and those with fixed rates of interest. Fair values are based on discounting future cash flows by the current rate offered for such loans with similar remaining maturities and credit risk. The amounts so determined for each loan category are reduced by the Bank's allowance for loans losses which thereby takes into consideration changes in credit risk. At December 31, 2006, the Bank had outstanding commitments to fund $213,735,000 in real estate mortgage loans, and undisbursed funds totaling $75,665,000 in commercial loans, $0 in construction loans and $121,690,000 in consumer loans and lines of credit, respectively. As no fees are received for these loan commitments, any value associated with the Bank's commitment to originate these loans would be immaterial.

Non-performing Loans

     The carrying amounts reported in the Consolidated Balance Sheets for these assets approximate fair value.

Deposits

     The fair value of deposits with no stated term, such as regular passbook accounts, money market accounts and checking accounts, is defined by SFAS No. 107, Disclosures about Fair Value of Financial Instruments, as the carrying amounts reported in the Consolidated Balance Sheets. The fair value of deposits with a stated maturity, such as certificates of deposit, is based on discounting future cash flows by the current rate offered for such deposits with similar remaining maturities.

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
FirstFed Financial Corp. and Subsidiary

     We have audited the accompanying consolidated balance sheets of FirstFed Financial Corp. and Subsidiary (the "Company") as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FirstFed Financial Corp. and Subsidiary as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 1 to the financial statements, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payments and SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans in 2006, and recorded a cumulative effect adjustment as of January 1, 2006 in connection with the adoption of Securities and Exchange Commission Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of FirstFed Financial Corp. and Subsidiary's internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 16, 2007 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.



Grant Thornton LLP



Woodland Hills, California
February 16, 2007

ITEM 9A. -- CONTROLS AND PROCEDURES

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

     Based on its assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2006, based on criteria in Internal Control - Integrated Framework issued by the COSO. Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2006, has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which is included herein.

     No changes in the Company's internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-14(c) have come to management's attention that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's Certifications

     The certifications of the Company's Chief Executive Officer and Chief Financial Officer required by the Sarbanes-Oxley Act have been included as Exhibits 31 and 32 in the Company's Form 10-K. In addition, in 2006, the Company's Chief Executive Officer provided to the New York Stock Exchange the annual CEO certification regarding the Company's compliance with the New York Stock Exchange's corporate governance listing standards.

               REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING
             FIRM ON MANAGEMENT'S ASSESSMENT OF THE EFFECTIVENESS OF
         INTERNAL CONTROL OVER FINANCIAL REPORTING AND THE EFFECTIVENESS
                  OF INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Stockholders
FirstFed Financial Corp. and Subsidiary

     We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that FirstFed Financial Corp. and Subsidiary, (the "Company") maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

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

     In our opinion, management's assessment that FirstFed Financial Corp. and Subsidiary maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, FirstFed Financial Corp. and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of FirstFed Financial Corp. and Subsidiary as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2006 and our report dated February 16, 2007 expressed an unqualified opinion on those financial statements.

Grant Thornton LLP

Woodland Hills, California
February 16, 2007

                                   PART III

ITEM 10. -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding directors and executive officers appearing on page 5 of the Proxy Statement for the Annual Meeting of Stockholders' to be held April 25, 2007 (the "Proxy Statement") is incorporated herein by reference.

ITEM 11. -- EXECUTIVE COMPENSATION

     Information regarding executive compensation appearing on page 11 of the Proxy Statement is incorporated herein by reference.

ITEM 12. -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding security ownership of certain beneficial owners and management appearing on pages 2, 3 and 4 of the Proxy Statement incorporated herein by reference. Information regarding securities authorized for issuance under equity compensation plans appearing on page 20 of the Proxy Statement is incorporated herein by reference.

ITEM 13. -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information   regarding  certain  relationships  and  related  transactions appearing on page 9 of the Proxy Statement is incorporated herein by reference.

ITEM 14. --PRINCIPAL ACCOUNTING FEES AND SERVICES

     Information regarding principal accounting fees and services appearing on page 22 of the Proxy Statement is incorporated herein by reference.

                                       PART IV

ITEM 15. -- EXHIBITS

(a) The following documents are filed as a part of this report:

 (1) Financial Statements (included in this 2006 Annual Report on Form 10-K under Item 8)
 (2)  Exhibits as shown below

 EXHIBIT
 NUMBER
 -------------
 (3.1)Restated  Certificate of  Incorporation  filed as Exhibit 3.1 to Form 10-K for the fiscal year ended December 31, 1999 and incorporated by reference. (3.2) By-laws filed as Exhibit 3.2 to Form 10-Q dated August 12, 2002 and incorporated by reference.
 (4.1) Amended and Restated Rights Agreement dated as of September 25, 1998, filed as Exhibit 4.1 to Form 8-A/A, dated September 25, 1998 and incorporated by reference.
 (10.1) Supplemental  Executive  Retirement Plan dated January 16, 1986 filed as
      Exhibit 10.5 to Form 10-K for the fiscal year ended December 31, 1992 and incorporated by reference.
 (10.2)Change of Control Agreement effective September 26, 1996 filed as Exhibit
      10.4 to Form 10-Q for the Quarter ended September 30, 1996 and Amendment filed as Exhibits 10.3 and 10.4 for change of control to Form 10-Q for the Quarter ended June 30, 2001 and incorporated by reference.
 (10.3)1997  Non-employee  Directors  Stock Incentive Plan filed as Exhibit 1 to
      Form S-8 dated August 12, 1997 and Amendment filed as Exhibit 10.5 to Form 10-Q for the Quarter ended June 30, 2001 and incorporated by reference.
 (10.4) 2007 Non-employee Directors Restricted Stock Plan filed as Appendix A to
      Schedule 14A, Proxy Statement for the Annual Stockholders' Meeting held on April 26, 2006 and incorporated by reference.
 (21)Registrant's sole subsidiary is First Federal Bank of California, a federal savings bank.
 (23)Independent Auditors' consent.
 (24) Power of Attorney (included at page 78).
 (31.1)Certification  of Chief Executive  Officer pursuant to Section 302 of the
      Sarbanes-Oxley Act of 2002.
 (31.2) Certification of Chief Financial  Officer pursuant to Section 302 of the
      Sarbanes-Oxley Act of 2002.
 (32.1)Certification  of Chief Executive  Officer pursuant to 18 U.S.C.  Section
      1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
 (32.2) Certification of Chief Financial  Officer pursuant to 18 U.S.C.  Section
      1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
 (99.1) Performance Graph

     This 2006 Annual Report on Form 10-K and the Proxy Statement have already been furnished to each stockholder of record who is entitled to receive copies thereof. Copies of these items will be furnished without charge upon request in writing by any stockholder of record on March 5, 2007 and any beneficial owner of Company stock on such date who has not previously received such material and who so represents in good faith and in writing to:

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


                                       FIRSTFED FINANCIAL CORP.,
                                       a Delaware corporation

Dated this 28th day of February, 2007
                                       By: /s/ Babette E. Heimbuch
                                               -------------------
                                               Babette E. Heimbuch
                                               Chief Executive Officer

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has be signed by the following persons on behalf of the Registrant and in the capacities indicated on the 28th day of February, 2007.




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

                                Director, President and Chief
/s/ James P. Giraldin           Operating Officer
----------------------------
    James P. Giraldin

                                Executive Vice President and Chief
/s/ Douglas J. Goddard          Financial Officer
----------------------------    (Principal Financial Officer)
    Douglas J. Goddard

/s/ Brenda J. Battey            Senior Vice President and Controller
----------------------------    (Principal Accounting Officer)
    Brenda J. Battey

/s/ Brian Argrett                Director
----------------------------
    Brian Argrett

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


Dated this 28th day of February, 2007

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


Dated this 28th day of February, 2007

                                    By: /s/ Douglas J. Goddard
                                            ------------------
                                            Douglas J. Goddard
                                            Chief Financial Officer

                                  EXHIBIT 32.1

                                CEO CERTIFICATION

The undersigned, as Chief Executive Officer hereby certifies, to the best of her knowledge and belief, that:

      (1) the Form 10-K of FirstFed Financial Corp. (the "Company") for the annual period ended December 31, 2006 (the "Report ") accompanying this certification fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

      (2) the information contained in the Report fairly presents, in all material respects, the Consolidated Balance sheets and Consolidated Statements of Income of the Company for such period.

This certification is made solely for purposes of complying with the provisions of Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

                               FIRSTFED FINANCIAL CORP.
                              Registrant


Date: February 28, 2007
                           By: /s/ Babette E. Heimbuch
                               Babette E. Heimbuch
                                          Chief Executive Officer

                                  EXHIBIT 32.2


                                CFO CERTIFICATION

The undersigned, as Chief Financial Officer hereby certifies, to the best of his knowledge and belief, that:

      (1) the Form 10-K of FirstFed Financial Corp. (the "Company") for the annual period ended December 31, 2006 (the "Report ") accompanying this certification fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

      (2) the information contained in the Report fairly presents, in all material respects, the Consolidated Balance sheets and Consolidated Statements of Income of the Company for such period.

This certification is made solely for purposes of complying with the provisions of Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.


                                 FIRSTFED FINANCIAL CORP.
                                 ------------------------
                                 Registrant



Date: February 28, 2007
                                 By: /s/ Douglas J. Goddard
                                         ------------------
                                         Douglas J. Goddard
                                         Chief Financial Officer and
                                         Executive Vice President