Form 10-K/A
period 2006-12-31
FIRSTFED FINANCIAL CORP
filed 2007-03-05
CIK 810536

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K/A
                                 AMENDMENT NO. 1

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


 The number of shares of registrant's $0.01 par value common stock outstanding as of February 26, 2007: 16,570,568.
                       DOCUMENTS INCORPORATED BY REFERENCE

 Portions of the Proxy Statement for Annual Meeting of Stockholders to be held April 25, 2007 ("Proxy Statement"), (Parts II, III & IV).

                                EXPLANATORY NOTE

 The purpose of this amendment (Amendment No. 1) on Form 10-K/A to the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 1, 2007, for the fiscal year ended December 31, 2006 of FirstFed Financial Corp., is to include as Exhibit 99 the Performance Graph, which was inadvertently omitted from the original 10-K filing, and to revise Item 5 to identify that the Performance Graph may be found on Exhibit 99.

 Also, Footnote 1 of the financial statements under Recent Accounting Pronouncements Staff Accounting Bulletin No. 108 on page 61 has been revised to read as follows: "Also related to the adoption of SAB No. 108, the Bank reversed a $275,000 excess SERP accrual with a $159,000, net of tax, increase to Retained Earnings as of January 1, 2006."

 For the convenience of the reader, this Form 10-K/A sets forth the originally filed Form 10-K in its entirety. However, the only substantive changes to the original Form 10-K being made by this Form 10-K/A are the changes described above. This Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K or modify or update any other disclosures. Information not affected by the amendment is unchanged and reflects the disclosures made at the time of the filing of the original Form 10-K.

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

                            FirstFed Financial Corp.
                                      Index
                                                                                       Page

Part I     Item 1.  Business.......................................................       4
           Item 1A. Risk Factors...................................................      25
           Item 1B. Unresolved Staff Comments......................................      27
           Item 2.  Properties.....................................................      27
           Item 3.  Legal Proceedings..............................................      27
           Item 4.  Submission of Matters to a Vote of Security Holders............      27

Part II    Item 5.  Market for Registrant's Common Equity and Related
                    Stockholder Matters............................................      28
           Item 6.  Selected Financial Data........................................      29
           Item 7.  Management's Discussion and Analysis of Consolidated Balance
                    Sheets and Consolidated Statements of Income...................      30
           Item 7A. Quantitative and Qualitative Disclosure About Market Risk......      46
           Item 8.  Financial Statements and Supplementary Data....................      51
                    Notes to Consolidated Financial Statements.....................      55
                    Report of Independent Registered Public Accounting Firm........      81
           Item 9A. Controls and Procedures........................................      82

Part III   Item 10. Directors and Executive Officers of the Registrant.............      84
           Item 11. Executive Compensation.........................................      84
           Item 12. Security Ownership of Certain Beneficial Owners and
                    Management.....................................................      84
           Item 13. Certain Relationships and Related Transactions.................      84
           Item 14. Principal Accounting Fees and Services.........................      84

Part IV    Item 15. Exhibits.......................................................      85
                    Signatures.....................................................      86
                    Power of Attorney..............................................      86
Exhibits
           31.1 Certification of Chief Executive Officer pursuant to Section 302
                of the Sarbanes-Oxley Act of 2002..................................      87
           31.2 Certification of Chief Financial Officer pursuant to Section 302
                of the Sarbanes-Oxley Act of 2002..................................      88
           32.1 Certification of Chief Executive Officer pursuant to 18 USC
                Section 1350, as adopted pursuant to Section 906 of the
                Sarbanes-Oxley Act of 2002.........................................      89
           32.2 Certification of Chief Financial Officer pursuant to 18 USC
                Section 1350, as adopted pursuant to Section 906 of the
                Sarbanes-Oxley Act of 2002.........................................      90

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

                                                    Year Ended December 31,
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

     We had $100.0 million of Senior Debentures outstanding at both December 31, 2006 and December 31, 2005. The weighted average interest rate was 5.94% at the end of each year.

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


                                PERFORMANCE GRAPH

     Set forth as Exhibit 99 is a stock performance graph comparing the yearly total return on our stock with (a) the cumulative total return on stocks included in the Industry Group 419 - Savings and Loan Index, prepared and published by Hemscott, Inc., and (b) the cumulative total return on stocks included in the NYSE Market Index, prepared and published by The New York Stock Exchange. The information provided on Exhibit 99 is from December 31, 2001 through December 31, 2006.

ITEM 6. -- SELECTED FINANCIAL DATA

      Our selected financial data is presented below:

                     FIRSTFED FINANCIAL CORP. AND SUBSIDIARY
                  FIVE YEAR CONSOLIDATED SUMMARY OF OPERATIONS

                                   2006         2005         2004         2003         2002
                                 --------     --------     --------     --------     --------
                                        (Dollars in thousands, except per share data)
For the Year Ended December 31:
  Interest income............  $  712,622    $  491,106  $  271,427   $  242,894   $  266,804
  Interest expense............    415,050       249,190     101,190       88,342      128,419
  Net interest income.........    297,572       241,916     170,237      154,552      138,385
  Provision for loan losses...     12,400        19,750       3,000           --           --
  Non-interest income.........     16,236         9,766      12,591        9,728       15,148
  Non-interest expense........     77,448        73,481      66,372       55,589       58,212
  Income before income taxes..    223,960       158,451     113,456      108,691       95,321
  Income taxes................     94,870        66,753      47,614       44,216       40,149
  Net income..................    129,090        91,698      65,842       64,475       55,172
Basic earnings per share......       7.79          5.55        3.95         3.80         3.22
Dilutive earnings per share...       7.65          5.43        3.85         3.70         3.15
End of Year:
  Loans receivable, net (1)...  8,517,452     9,681,133   6,837,945    4,374,112    3,769,235
  Mortgage-backed securities,
    at fair value.............    57,197         74,254      97,059      135,176      200,585
  Investment securities, at
  fair value....................  311,850       294,017     250,586      116,411      103,055
  Total assets................  9,295,587    10,456,949   7,468,983    4,825,022    4,253,729
  Deposits....................  5,889,881     4,371,657   3,761,165    2,538,398    2,527,026
  Borrowings..................  2,568,448     5,419,184   3,191,600    1,816,622    1,322,273
  Liabilities.................  8,590,872     9,886,110   6,991,509    4,388,455    3,882,088
  Stockholders' equity........    704,715       570,839     477,474      436,567      371,641
  Book value per share........      42.33         34.46       28.94        25.61        21.95
  Tangible book value per share     42.25         34.25       28.62        25.18        21.40
Selected Ratios:
  Return on average assets....       1.27%         1.01%       1.12%        1.43%        1.24%
  Return on average equity....      20.28%        17.64%      14.54%       15.97%       15.82%
  Ratio of non-performing
     assets to total assets...       0.21%         0.05%       0.07%        0.10%        0.17%
  Effective net spread........       2.97%         2.69%       2.99%        3.52%        3.18%
  Ratio of non-interest
   expense to average assets..       0.76%         0.81%       1.13%        1.24%        1.31%
Other Data:
Number of retail banking
  offices.....................         32            30          29           29           29
Number of lending only offices          6             6           4            2           2

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

Loss Provision

     We recorded loan loss provisions of $12.4 million, $19.8 million and $3.0 million during 2006, 2005 and 2004, respectively. Non-performing assets were $19.6 million at December 31, 2006 compared to $5.0 million at both December 31, 2005 and 2004. We have a policy of providing for general valuation allowances, unallocated to any specific loan, but available to offset any loan losses. The allowance is maintained at an amount that we believe to be adequate to cover estimable and probable loan losses inherent in the loan portfolio at the balance sheet date. We also maintain valuation allowances for impaired loans and loans sold with recourse when needed. See "--Business - Loan Loss Allowance--". We perform regular risk assessments of our loan portfolio to maintain appropriate valuation allowances. Additional loan loss provisions may be required to the extent that charge- offs are recorded against valuation allowances for impaired loans or the general valuation allowance.

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
                                           ==========     ==========   ==========   ==========    ==========
   (1) Includes loans held-for-sale.

     The following table shows the composition of our single family loan portfolio by borrower documentation type at the dates indicated:

Documentation Type:                             At December 31,
                                           -------------------------
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

     The following table shows the composition of our single family loan portfolio at the dates indicated by original loan-to-value ratio:

Original LTV                        At December 31,
Ratio:                         -------------------------
                                  2006           2005
                               ----------     ----------
                                    (In thousands)

<65%                          $ 1,230,750    $ 1,416,329

65-70%                            722,380        837,964

70-75%                            802,885        931,461

75-80%                          3,104,381      3,349,640

80-85%                            111,678        162,115

85-90%                            391,128        544,825

>90%                               81,023        119,142
                               ----------     ----------
Total                         $ 6,444,225    $7,361,476
                               ==========     ==========

       The following table shows the composition of our single family loan portfolio at the dates indicated by the FICO score of the borrower at origination:

FICO Score at                       At December 31,
Origination                   --------------------------
                                  2006           2005
                              -----------     ----------
                                    (In thousands)
<620                          $    36,428    $    53,059
620-659                           576,947        644,412
660-719                         2,957,784      3,430,230
>720                            2,824,692      3,171,315
Not Available                      48,374         62,460
                               ----------     ----------
Total                         $ 6,444,225    $ 7,361,476
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

                                       43

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

     In September 2006, the SEC issued Staff Accounting Bulletin No. 108 ("SAB 108"), "Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements", providing guidance on quantifying financial statement misstatement and implementation (e.g., restatement or cumulative effect to assets, liabilities and retained earnings) when first applying this guidance. SAB 108 is effective for fiscal years ending after November 15, 2006. In connection with the adoption of SAB 108 during the fourth quarter of 2006, we changed our practice for recording dividends on Federal Home Loan Bank stock and also adjusted our liabilities for accrued income taxes and pension costs as of January 1, 2006. These changes resulted in a $2.4 million net increase in retained earnings as of January 1, 2006. If we had continued to follow our previous practice of recording dividends on FHLB stock, interest on investments would have been $613 thousand lower in 2006. We now record the dividend when the final dividend amount is declared. We had previously accrued the dividend when the FHLB declared the estimated dividend amount. Also related to the adoption of SAB No. 108, we reversed a $275,000 excess SERP accrual with a $159,000, net of tax, increase to Retained Earnings as of January 1, 2006.

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

                                       47

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

                     FIRSTFED FINANCIAL CORP. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                   YEAR ENDED DECEMBER 31, 2006, 2005 AND 2004
                  (Dollars in thousands, except per share data)

                                                  2006        2005         2004
                                              -----------  ----------   ----------
Interest and dividend income:
   Interest on loans......................  $    682,716 $   471,725 $    256,597
   Interest on mortgage-backed securities.         2,899       2,825        3,312
   Interest and dividends on investments..        27,007      16,556       11,518
                                              -----------  ----------   ----------
      Total interest income...............       712,622     491,106      271,427
                                              -----------  ----------   ----------
Interest expense:
   Interest on deposits (Note 8)..........       220,932      97,857       42,159
   Interest on borrowings (Notes 9 and 10)       194,118     151,333       59,031
                                              -----------  ----------   ----------
      Total interest expense..............       415,050     249,190      101,190
                                              -----------  ----------   ----------

Net interest income.......................       297,572     241,916      170,237
   Provision for loan losses (Note 4).....        12,400      19,750        3,000
                                              -----------  ----------   ----------
Net interest income after provision for
   loan losses                                   285,172     222,166      167,237
                                              -----------  ----------   ----------
Non-interest income:
   Loan servicing and other fees..........         2,589       1,325          840
   Retail office fees.....................         6,596       5,804        5,639
   Gain on sale of loans..................         6,223         125        5,434
   Real estate operations, net (Note 5)...          (14)       2,013          308
   Other operating income.................           842         499          370
                                              -----------  ----------   ----------
      Total non-interest income...........        16,236       9,766       12,591
                                              -----------  ----------   ----------
Non-interest expense:
   Salaries and employee benefits (Note 14)       45,969      45,061       40,907
   Occupancy (Note 6).....................        10,687       9,726        8,691
   Advertising............................         1,248         754          705
   Amortization of core deposit intangible         1,995       1,995        1,995
   Federal deposit insurance..............         1,393         504          388
   Legal..................................         1,467       1,381        1,686
   Other operating expense................        14,689      14,060       12,000
                                              -----------  ----------   ----------
      Total non-interest expense..........        77,448      73,481       66,372
                                              -----------  ----------   ----------

Income before income taxes................       223,960     158,451      113,456
Income taxes (Note 12)....................        94,870      66,753       47,614
                                              -----------  ----------   ----------
Net income................................  $    129,090 $    91,698 $     65,842
                                              ===========  ==========   ==========

Earnings per share: (Notes 1, 14 and 16)
   Basic..................................  $       7.79 $      5.55 $       3.95
                                              ===========  ==========   ==========
   Diluted................................  $       7.65 $      5.43 $       3.85
                                              ===========  ==========   ==========

Weighted average shares outstanding:
   Basic..................................    16,571,488   16,518,300   16,679,927
                                              ===========  ==========   ==========
   Diluted................................    16,865,105   16,887,951   17,090,227
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

Comprehensive Income

     Accounting principles generally require that the recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the Consolidated Balance Sheets, such items, along with net income, are components of comprehensive income. There were $305,000 and $434,000 of unrealized gains on available-for-sale securities in Accumulated Other Comprehensive Earnings as of December 31, 2006 and 2005, respectively. The Company adopted SFAS No. 158 as of December 31, 2006, which resulted in a
$2,149,000 reduction in Accumulated Other Comprehensive Earnings in the 2006 Consolidated Balance Sheet related to the Bank's Supplemental Executive Retirement Plan.

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

     In September 2006, SFAS Statement No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, was issued. This statement amends FASB Statement No. 87, Employees' Accounting for Pensions, FASB Statement No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, FASB Statement No. 106, Employers' Accounting for Postretirement Benefits Other than Pensions and FASB Statement No. 132 Revised, Employers' Disclosures about Pensions and Other Postretirement Benefits. This statement requires that the overfunded or underfunded status of a defined benefit postretirement plan be measured as of year end and be recognized as an asset or liability in the Bank's Consolidated Balance Sheet and to recognize changes in the funded status in the year in which the changes occur through comprehensive income. The funded status is measured as the difference between the plan's assets at fair market value and the projected benefit obligation. This information was previously disclosed in the notes to financial statements but was not reflected in the Consolidated Balance Sheet. This statement is effective for fiscal years ending after December 15, 2006. In connection with our adoption of SFAS No. 158, the Bank recorded a $3,708,000 increase to our SERP liability, which resulted in a $2,149,000 reduction, net of tax, reduction in Accumulated Other Comprehensive Earnings on the Consolidated Balance Sheet.

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

     In September 2006, the SEC issued Staff Accounting Bulletin No. 108 ("SAB 108"), "Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements", providing guidance on quantifying financial statement misstatement and implementation (e.g., restatement or cumulative effect to assets, liabilities and retained earnings) when first applying this guidance. SAB 108 is effective for fiscal years ending after November 15, 2006. In connection with the adoption of SAB 108 during the fourth quarter of 2006, the Bank changed its practice for recording dividends on Federal Home Loan Bank stock and also adjusted its liabilities for accrued income taxes and pension costs as of January 1, 2006. These changes resulted in a $2,387,000 net increase in retained earnings as of January 1, 2006. If the Bank had continued to follow its previous practice of recording dividends on FHLB stock, interest on investments would have been $613,000 lower in 2006. The Bank now records the dividend when the final dividend amount is declared. The Bank had previously accrued the dividend when the FHLB declared the estimated dividend amount. Also related to the adoption of SAB No. 108, the Bank reversed a $275,000 excess SERP accrual with a $159,000, net of tax, increase to retained earnings as of January 1, 2006. The Company believes the net effect of these adjustments was not material, either quantitatively or qualitatively, in any of the years affected.

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

     Effective January 1, 2006, the Bank adopted a change in financial reporting practice implemented by the Office of Thrift Supervision (OTS), the Bank's primary regulator. The OTS changed its financial reporting practice for classifying loan prepayment fees and late payment charges to record them as interest income rather than non-interest income. This adjustment by the OTS led to a change in industry practice in the reporting of loan prepayment fees and late payment charges. Accordingly, the Consolidated Statements of Income have been updated to include these fees with interest income. The change results in loan prepayment fees being classified in the same category as the amortization of deferred origination costs. Prepayment fees are designed to reimburse the Bank for loan origination costs if the loan is repaid prior to the Bank recovering these costs through the interest spread on the loan. The reclassification of these fees had no impact on net income, but did affect key financial data, such as the yield on interest-earning assets, the interest rate spread and the effective net spread. Prepayment fees were $30,393,000,
$20,450,000  and $7,999,000 in 2006, 2005 and 2004,  respectively.  Late payment charges  were  $1,244,000,  $999,000  and  $706,000  in  2006,  2005  and  2004,
respectively.

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

                                                   At December 31, 2005
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

                                                   At December 31, 2005
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

(8) Deposits

      Deposit account balances are summarized as follows:

                                                   At December 31,
                                           ---------------  ---------------
                                                2006             2005
                                           ---------------  ---------------
                                            Amount     %      Amount     %
                                           --------  -----  ---------  ----
                                                (Dollars in thousands)
Variable rate non-term accounts:
Money market deposit accounts (weighted
   average rate of 4.12% and 2.80%).....  $ 887,933   15%  $ 886,592    20%
Interest-bearing checking accounts
   (weighted average rate of 0.34% and
   0.34%)...............................    172,297    3     196,741     5
Passbook accounts (weighted average rate
   of 1.31% and 1.00%)..................     93,155    2     115,380     3
Non-interest bearing checking accounts..    361,973    6     393,980     9
                                           --------  -----  ---------  ----
                                          1,515,358   26   1,592,693    37
                                           --------  -----  ---------  ----
Fixed-rate term certificate accounts:
Under six-month term (weighted average
   rate of 5.29% and 3.73%).............   659,843    11     374,660     9
Six-month term (weighted average rate of
   5.11% and 3.74%).....................   724,280    12     766,527    17
Nine-month term (weighted average rate
   of 5.16% and 3.84%)..................   623,038    11     519,956    12
One year to 18-month term (weighted
   average rate of 5.05% and 3.82%)..... 2,289,550    39     986,068    22
Two year to 30-month term (weighted
   average rate of 4.24% and 2.85%).....    19,904     0      43,285     1
Over 30-month term (weighted average
   rate of 3.80% and 3.42%).............    57,908     1      88,468     2
                                           --------  -----  ---------  ----
                                         4,374,523    74   2,778,964    63
                                           --------  -----  ---------  ----

Total deposits (weighted average rate of
   4.44% and 3.00%).....................$5,889,881   100% $4,371,657   100%
                                         =========   ====  =========   ====

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

                                       68

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
                                                 ========   ========   ========

     A reconciliation of the statutory federal corporate income tax rate to the Company's effective income tax rate follows:
                                           Year Ended December 31,
                                          ---------------------------
                                            2006      2005     2004
                                          --------   ------  --------
                                                             --------

Statutory federal income tax rate ..         35.0%    35.0%   35.0%
Increase in taxes resulting from:
State franchise tax, net of federal
income tax benefit..................          7.2      7.1     7.0
Non-deductible stock options........          0.2      -        -
Other, net..........................           -       -        -
                                          --------   ------  --------
Effective rate......................         42.4%    42.1%   42.0%
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

     The Bank has a Supplementary Executive Retirement Plan ("SERP") which is unfunded and covers the individuals currently employed by the Bank as its Chief Executive Officer and Chief Operating Officer. The pension expense for the SERP was $1,526,000, $1,476,000 and $1,381,000 in 2006, 2005 and 2004, respectively.
The expected annual contributions to the SERP for the next five years will be $287,000 in 2007, $829,000 in 2008 and $1,009,000 in each of the following three years. In connection with the Bank's adoption of SFAS No. 158, the Bank recorded a $3,708,000 increase to its SERP liability, which resulted in a $2,149,000, net of tax, reduction in Accumulated Other Comprehensive Earnings on the Consolidated Balance Sheet. Also related to the adoption of SAB No. 108, the Bank reversed a $275,000 excess SERP accrual with a $159,000, net of tax, increase to Retained Earnings as of January 1, 2006. The Bank's SERP liability at December 31, 2006 was $11,719,000 prior to the SAB No. 108 and SFAS No. 158 adjustments and was $15,151,000 after the adjustments.

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

     The fair value recognition requirement applies only to new awards or awards modified after January 1, 2006. Additionally, the fair value of existing unvested awards at the date of adoption is recorded as compensation expense over the period which an employee is required to provide service in exchange for the award, which, for the Company, is the vesting period of the options. The results from prior periods have not been restated. As a result of adopting this statement, the Company recorded stock-based compensation expense of $1,613,000, net of tax, in 2006. The deferred tax benefit recognized for stock-based compensation expense was $267,000 in 2006.

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

     The aggregate intrinsic value of options exercised was $3,334,000, $2,505,000 and $5,150,000 in 2006, 2005 and 2004, respectively. The aggregate intrinsic value of stock options outstanding at December 31, 2006 was 25,257,000. The aggregate intrinsic value of shares exercisable at December 31, 2006 was $17,788,000. Cash proceeds received from options exercised in 2006 were $1,644,000 and $1,194,000 in 2005.

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

     The following table summarizes information about stock option activity during the periods indicated:


                                                      ---------------------------
     Options Outstanding                                2006      2005     2004
                                                      --------  --------  -------
     (Weighted average option prices)                         (In shares)


Beginning of year ($29.70, $24.05, and $19.68 )..     758,081   725,458   808,248
       Granted ($58.73, $52.47, and $42.24)......     180,115   156,150   131,785
       Exercised ($20.27, $17.43, and $13.20)....     (81,109)  (68,497)  (150,011)
       Cancelled ($50.61, $35.45, and $30.67)....     (36,707)  (55,030)  (64,564)
                                                      --------  --------  -------
End of year ($36.07, $29.70, and $24.05).........     820,380   758,081   725,458
                                                      ========  ========  =======
       Shares exercisable at December 31, ($23.54,
           $20.44, and $17.39)...................     410,247   394,448   354,398
                                                      ========  ========  =======

   A summary of the Company's non-vested shares during 2006 is presented below:

                                             Weighted
                                             Average
Non-vested shares:                           Grant-Date
                                  Shares     Fair Value
-------------------------------------------------------


Non-vested  at January 1, 2006.... 363,633      $15.19
Granted........................... 180,115       24.05
Vested............................ (96,908)      13.20
Forfeited......................... (36,707)      20.02
                                  --------
Non-vested at December 31, 2006... 410,133      $19.12
                                  ========



     As of December 31, 2006, the unrecognized cost related to non-vested share-based compensation plans was $3,007,000 to be recognized over a weighted-average period of 4.36 years.

     Additional information with respect to stock options outstanding at December 31, 2006 follows:


                                                        Price Ranges
-------------------------------------------------------------------------------------------------

                                       ($10.88 - $17.25)    ($26.75 - $31.44)   ($41.70 - $59.20)
Options outstanding:

Number of outstanding shares.........       224,136            216,930              379,314
Weighted-average contractual life ...          1.98               5.37                 5.23
Weighted-average exercise price .....        $14.47             $29.09               $52.83

Options exercisable:

Number of exercisable shares.........       224,136            125,723              60,388
Weighted-average contractual life ...          1.85               4.97                7.48
Weighted-average exercise price .....        $14.47             $28.80              $46.25


     The pro-forma disclosure below is provided for 2005 and 2004 because the Company did not adopt SFAS 123R until January 1, 2006:

                                                 Year Ended December 31,
                                                  ---------------------
                                                     2005        2004
                                                  ---------   ---------
                                          (in thousands, except per share data)

  Net income as reported..........              $  91,698    $   65,842

  Deduction:
    Total stock-based compensation
   expense determined under the
   fair-value-based method for all
   rewards, net of tax.............                (1,137)       (740)
                                                  ---------   ---------
    Pro forma net income...........             $  90,561    $ 65,102
                                                  =========   =========

  Earnings per share:
  Basic:
    As reported....................             $    5.55    $   3.95
    Pro forma......................             $    5.48    $   3.90

  Diluted:
    As reported....................             $    5.43    $   3.85
    Pro forma......................             $    5.38    $   3.82

(15) Parent Company Financial Information

      The following condensed parent company financial information should be read in conjunction with the other Notes to the Consolidated Financial Statements.

CONDENSED BALANCE SHEETS

                                                         At December 31,
                                                       -------------------
                                                         2006       2005
                                                       --------   --------
                                                          (In thousands)
Assets:
Cash.............................................    $  11,990   $ 13,235
Other assets, net................................        2,359      2,268
Investment in subsidiary.........................      790,366    655,336
                                                       --------   --------
                                                     $ 804,715   $670,839
                                                       ========   ========
Liabilities and Stockholders' Equity:
Stockholders' equity.............................      704,715    570,839
Senior notes.....................................      100,000    100,000
                                                       --------   --------
                                                     $ 804,715 $  670,839
                                                       ========   ========


                                                   Year Ended December 31,
 CONDENSED STATEMENTS OF INCOME AND             ------------------------------
      COMPREHENSIVE INCOME                        2006       2005      2004
                                                --------   --------  ---------
                                                      (In thousands)

Dividends received from Bank...............   $       -   $      -  $  30,000
Equity in undistributed net income of
subsidiary ................................     132,827     92,829     36,077
Other expense, net.........................      (3,737)    (1,131)      (235)
                                                --------   --------  ---------
Net Income.................................     129,090     91,698     65,842
Change in other comprehensive income, net of
taxes......................................      (2,278)      (453)     (204)
                                                --------   --------  ---------
Comprehensive Income.......................   $ 126,812 $   91,245 $  65,638
                                                ========   ========  =========

                                                  Year Ended December 31,
                                                ----------------------------
CONDENSED STATEMENTS OF CASH FLOWS                2006      2005      2004
                                                --------  --------   -------
                                                      (In thousands)
Net Cash Flows from Operating Activities:
  Net income...............................     $129,090  $ 91,698  $ 65,842
  Adjustments to reconcile net income to
  net   cash   provided   by   operating
  activities:
    Equity in undistributed
       net income of subsidiary............     (132,827)  (92,829)  (36,077)
    Other..................................         (145)   (1,360)     (415)
                                                --------  --------   -------
    Net cash (used in) provided by operating
    activities..............................      (3,882)   (2,491)   29,350
                                                --------  --------   -------
Cash Flows from Investing Activities:
    Investment in subsidiary...............            -  (110,000)        -
    Decrease in fixed assets...............            -         -         -
                                                --------  --------   -------
    Net cash used in investing activities..            -  (110,000)        -
                                                --------  --------   -------
Cash Flows from Financing Activities:
    Purchase of treasury stock.............            -         -   (28,049)
    Proceeds from issuance of senior debt              -   100,000         -
    (Increase) decrease in unreleased shares        (946)   (1,051)       72
    Exercise of stock options..............        3,233     3,024     3,296
    Other..................................          350       146       (52)
                                                --------  --------   -------
Net cash provided by (used in) financing
   activities...............................       2,637   102,119   (24,733)
                                                --------  --------   -------
Net increase (decrease) /riod................       13,235    23,607    18,990
                                                --------  --------   -------
Cash at end of period......................     $ 11,990  $ 13,235  $ 23,607
                                                ========  ========   =======

(16) Quarterly Results of Operations (unaudited)

      Summarized below are the Company's results of operations on a quarterly basis for 2006, 2005, and 2004:

                                                                                           Diluted
                                  Provision    Non-       Non-                 Basic       Earnings
               Interest  Interest for          Interest   Interest   Net       Earnings    per
               Income    Expense  Loan Losses  Income     Expense    Income    Per Share   Share
               --------  -------  -----------  --------   --------   --------  ---------   -------
                                   (In thousands, except per share data)

First quarter
2006......... $169,493   $ 94,982    $ 3,900   $ 2,483    $19,916   $ 30,774     $ 1.86    $ 1.82
2005..........  94,402     41,580      3,750     1,751     18,867     18,492       1.12      1.10
2004..........  60,242     20,804         --     1,736     15,282     14,977       0.88      0.86
Second quarter
2006......... $178,513   $104,649    $ 2,500   $ 4,622    $19,416   $ 32,479     $ 1.96    $ 1.92
2005.......... 113,423     55,027      4,000     1,760     18,686     21,685       1.31      1.29
2004..........  63,566     21,373         --     1,834     15,351     16,553       0.99      0.96
Third quarter
2006......... $183,473   $109,855    $ 3,000   $ 4,046    $18,343   $ 32,462     $ 1.96    $ 1.93
2005.......... 131,190     68,755      8,000     3,705     17,772     23,358       1.41      1.38
2004..........  67,357     26,133         --     6,968     17,694     17,872       1.09      1.06
Fourth quarter
2006......... $181,143   $105,564    $ 3,000   $ 5,085    $19,773   $ 33,375     $ 2.01    $ 1.98
2005.......... 152,091     83,828      4,000     2,550     18,156     28,163       1.70      1.67
2004..........  80,262     32,880      3,000     2,053     18,045     16,440       1.00      0.97
Total year
2006......... $712,622   $415,050    $12,400   $16,236    $77,448   $129,090     $ 7.79    $ 7.65
2005.......... 491,106    249,190     19,750     9,766     73,481     91,698     +3  5.55      5.43
2004.......... 271,427    101,190      3,000    12,591     66,372     65,842       3.95      3.85


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

                                       PART IV

ITEM 15. -- EXHIBITS

(a) The following documents are filed as a part of this report:

 (1) Financial Statements (included in this 2006 Annual Report on Form 10-K under Item 8)
 (2)  Exhibits as shown below

 EXHIBIT
 NUMBER
 -------------
 (3.1)Restated  Certificate of  Incorporation  filed as Exhibit 3.1 to Form 10-K for the fiscal year ended December 31, 1999 and incorporated by reference. (3.2) By-laws filed as Exhibit 3.2 to Form 10-Q dated August 12, 2002 and incorporated by reference.
 (4.1) Amended and Restated Rights Agreement dated as of September 25, 1998, filed as Exhibit 4.1 to Form 8-A/A, dated September 25, 1998 and incorporated by reference.
 (10.1) Supplemental  Executive  Retirement Plan dated January 16, 1986 filed as
      Exhibit 10.5 to Form 10-K for the fiscal year ended December 31, 1992 and incorporated by reference.
 (10.2)Change of Control Agreement effective September 26, 1996 filed as Exhibit
      10.4 to Form 10-Q for the Quarter ended September 30, 1996 and Amendment filed as Exhibits 10.3 and 10.4 for change of control to Form 10-Q for the Quarter ended June 30, 2001 and incorporated by reference.
 (10.3)1997  Non-employee  Directors  Stock Incentive Plan filed as Exhibit 1 to
      Form S-8 dated August 12, 1997 and Amendment filed as Exhibit 10.5 to Form 10-Q for the Quarter ended June 30, 2001 and incorporated by reference.
 (10.4) 2007 Non-employee Directors Restricted Stock Plan filed as Appendix A to
      Schedule 14A, Proxy Statement for the Annual Stockholders' Meeting held on April 26, 2006 and incorporated by reference.
 (21)Registrant's sole subsidiary is First Federal Bank of California, a federal savings bank.
 (23)Independent Auditors' consent.
 (24) Power of Attorney (included at page 78).
 (31.1)Certification  of Chief Executive  Officer pursuant to Section 302 of the
      Sarbanes-Oxley Act of 2002.
 (31.2) Certification of Chief Financial  Officer pursuant to Section 302 of the
      Sarbanes-Oxley Act of 2002.
 (32.1)Certification  of Chief Executive  Officer pursuant to 18 U.S.C.  Section
      1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
 (32.2) Certification of Chief Financial  Officer pursuant to 18 U.S.C.  Section
      1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
 (99) Performance Graph

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




SIGNATURE                       TITLE


/s/ Babette E. Heimbuch         Chairman of the Board and
---------------------------     Chief Executive Officer
    Babette E. Heimbuch         (Principal Executive Officer)

/s/ James P. Giraldin           Director, President and
---------------------------     Chief Operating Officer
    James P. Giraldin

/s/ Douglas J. Goddard          Executive Vice President and
---------------------------     Chief Financial Officer
    Douglas J. Goddard          (Principal Financial Officer)

/s/ Brenda J. Battey            Senior Vice President and Controller
---------------------------     (Principal Accounting Officer)
    Brenda J. Battey

/s/ Brian Argrett               Director
---------------------------
    Brian Argrett

/s/ Jesse Casso, Jr.            Director
---------------------------
    Jesse Casso, Jr.

/s/ Christopher M. Harding      Director
---------------------------
    Christopher M. Harding

/s/ William G. Ouchi            Director
---------------------------
    William G. Ouchi

/s/ William P. Rutledge         Director
---------------------------
    William P. Rutledge

/s/ Steven L. Soboroff          Director
---------------------------
    Steven L. Soboroff

/s/ John R. Woodhull            Director
---------------------------
    John R. Woodhull

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


(4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

   (i) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our super-vision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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


(4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

   (i) Designed such disclosure controls and procedures or caused such dis-closure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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