Form 10-Q
period 2007-03-31
FIRSTFED FINANCIAL CORP
filed 2007-05-10
CIK 810536

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X|              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2007

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

                            Yes |_|         No   |X|

As of May 3, 2007, 16,519,648 shares of the Registrant's $.01 par value common stock were outstanding.


                                                FirstFed Financial Corp.
                                                          Index
                                                   Report on Form 10-Q
                                      For the Quarterly Period Ended March 31, 2007


                                                                                                               Page
Part I.           Financial Information

                  Item 1.      Financial Statements

                               Consolidated  Balance Sheets as of March 31, 2007,  December 31, 2006 and
                               March 31, 2006                                                                     3

                               Consolidated  Statements  of Income for the three  months ended March 31,
                               2007 and 2006                                                                      4

                               Consolidated  Statements  of Cash Flows for the three  months ended March
                               31, 2007 and 2006                                                                  5

                               Notes to Consolidated Financial Statements                                         6

                  Item 2.      Management's  Discussion and Analysis of Financial  Condition and Results
                               of Operations                                                                     10

                  Item 3.      Quantitative and Qualitative Disclosures About Market Risk                        22

                  Item 4.      Controls and Procedures                                                           22

Part II.          Other Information  (omitted items are inapplicable)

                  Item 6.      Exhibits                                                                          23

Signatures                                                                                                       24

Exhibits
                  31.1         Certification of Chief Executive Officer pursuant to Section 302 of the
                               Sarbanes-Oxley Act of 2002                                                        25

                  31.2         Certification of Chief Financial Officer pursuant to Section 302 of the
                               Sarbanes-Oxley Act of 2002                                                        26

                  32.1         Certification of Chief Executive Officer pursuant to 18 USC Section
                               1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
                               2002                                                                              27

                  32.2         Certification of Chief Financial Officer pursuant to 18 USC Section
                               1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
                               2002                                                                              28



                                                            2


                                             PART I - FINANCIAL STATEMENTS
                                              Item 1.Financial Statements

                                         FirstFed Financial Corp. and Subsidiary
                                              Consolidated Balance Sheets
                                           (In thousands, except share data)
                                                      (Unaudited)

                                                                 March 31,            December 31,              March 31,
                                                                   2007                   2006                    2006
                                                             -----------------      -----------------        -----------------

ASSETS
Cash and cash equivalents                                 $          135,011     $         151,090     $            57,899
Investment securities, available-for-sale
  (at fair value)                                                    294,620               311,850                 338,143
Mortgage-backed securities, available-for-sale
  (at fair value)                                                     52,846                57,197                  69,296
Loans receivable, held for sale (fair value
   $143,762, $143,141 and $97,208)                                   141,867               140,860                  96,250
Loans receivable, net of general allowance for
  loan losses of $112,940, $109,768 and
   $101,433                                                        7,669,153             8,376,592               9,680,194
Accrued interest and dividends receivable                             48,971                54,812                  48,460
Real estate owned, net                                                 5,195                 1,094                      --
Office properties and equipment, net                                  16,683                16,569                  15,828
Investment in Federal Home Loan Bank stock,
  at cost
                                                                      89,560               118,979                 207,952
Other assets                                                          79,490                66,544                  53,671
                                                             -----------------      ----------------      ------------------
                                                          $        8,533,396     $       9,295,587     $        10,567,693
                                                             =================      ================      ==================

LIABILITIES
Deposits                                                  $        5,124,181     $       5,889,881     $         5,046,661
FHLB advances                                                      1,540,000             1,490,000               3,755,000
Securities sold under agreements to
  repurchase                                                         898,448               978,448                 966,000
Senior debentures                                                    100,000               100,000                 100,000
Accrued expenses and other liabilities                               139,891               132,543                  94,415
                                                             -----------------      ----------------      ------------------
                                                                   7,802,520             8,590,872               9,962,076
                                                             -----------------      ----------------      ------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, par value $.01 per share;
    authorized 100,000,000 shares; issued
  23,925,596, 23,842,934 and 23,796,866
  shares; outstanding 16,593,000,
    16,648,338 and 16,602,270 shares                                     239                   238                     238
Additional paid-in capital                                            52,262                49,610                  49,127
Retained earnings                                                    804,921               772,537                 671,674
Unreleased shares to employee stock
ownership plan                                                        (1,762)               (2,050)                  ( 895)
Treasury stock, at cost, 7,332,596 shares,                          (122,885)             (113,776)               (113,776)
  7,194,596 shares and 7,194,596 shares
Accumulated other comprehensive loss, net of
  taxes                                                               (1,899)               (1,844)                   (751)
                                                             -----------------      ----------------      ------------------
                                                                     730,876               704,715                 605,617
                                                             -----------------      ----------------      ------------------
                                                          $        8,533,396     $       9,295,587     $        10,567,693
                                                             =================      ================      ==================

The accompanying notes are an integral part of these consolidated financial statements.


                                         FirstFed Financial Corp. and Subsidiary
                                            Consolidated Statements of Income
                                      (Dollars in thousands, except per share data)
                                                     (Unaudited)
                                                                        Three months ended
                                                                            March 31,
                                                              -------------------------------------
                                                                    2007                 2006
                                                              ----------------     ----------------

Interest and dividend income:
     Interest on loans                                     $           163,321  $           162,588
     Interest on mortgage-backed securities                                709                  706
     Interest and dividends on investments                               6,387                6,199
                                                              ----------------     ----------------
        Total interest income                                          170,417              169,493
                                                              ----------------     ----------------
Interest expense:
     Interest on deposits                                               61,065               38,914
     Interest on borrowings                                             34,134               56,068
                                                              ----------------     ----------------
        Total interest expense                                          95,199               94,982
                                                              ----------------     ----------------

Net interest income                                                     75,218               74,511
Provision for loan losses                                                3,800                3,900
                                                              ----------------     ----------------
Net interest income after provision for loan                            71,418               70,611
     losses

Non-interest income:
     Loan servicing and other fees                                         960                  710
     Retail office fees                                                  1,686                1,575
     Gain on sale of loans                                               2,956                  145
     Real estate operations, net                                          (272)                (108)
     Other operating income                                                336                  161
                                                              ----------------     ----------------
Total non-interest income                                                5,666                2,483
                                                              ----------------     ----------------

Non-interest expense:
     Salaries and employee benefits                                     12,709               12,294
     Occupancy                                                           2,803                2,638
     Advertising                                                           234                  164
     Amortization of core deposit intangible                               499                  499
     Federal deposit insurance                                             628                  144
     Data processing                                                       621                  567
     OTS assessment                                                        576                  548
     Legal                                                                 471                  468
     Other operating expense                                             2,120                2,594
                                                              ----------------     ----------------
        Total non-interest expense                                      20,661               19,916
                                                              ----------------     ----------------

Income before income taxes                                              56,423               53,178
Provision for income taxes                                              24,039               22,404
                                                              ----------------     ----------------
Net income                                                 $            32,384   $           30,774
                                                              ================     ================

Net income                                                 $            32,384   $           30,774
Other comprehensive loss, net of taxes                                     (55)              (1,185)
                                                              ----------------     ----------------
Comprehensive income                                       $            32,329   $           29,589
                                                              ================     ================
Earnings per share:
     Basic                                                 $              1.95   $             1.86
                                                              ================     ================
     Diluted                                               $              1.92   $             1.82
                                                              ================     ================
Weighted average shares outstanding:
     Basic                                                          16,604,435           16,572,844
                                                              ================     ================
     Diluted                                                        16,857,838           16,895,022
                                                              ================     ================

The accompanying notes are an integral part of these consolidated financial statements.

                                         FirstFed Financial Corp. and Subsidiary
                                          Consolidated Statements of Cash Flows
                                                    (In thousands)
                                                      (Unaudited)
                                                                                         Three months ended March 31,
                                                                               -----------------------------------------------
                                                                                       2007                       2006
                                                                               --------------------        -------------------

     CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income                                                             $             32,384        $            30,774
       Adjustments to reconcile net income to Net cash provided by operating activities:
             Net change in loans held-for-sale                                              (1,007)                   (93,377)
             Stock option compensation
                                                                                               606                        470
             Depreciation and amortization                                                     634                        530
             Provision for loan losses                                                       3,800                      3,900
             Amortization of fees and premiums/discounts                                    11,150                     12,822
             Increase in interest income accrued in excess
                      of borrower payments                                                 (32,690)                   (35,909)
             REO write down                                                                     85                         --
             Gain on sale of loans                                                          (2,956)                      (145)
             FHLB stock dividends                                                           (1,739)                    (2,256)
             Change in deferred taxes                                                      (11,782)                    (5,600)
             Decrease in interest payable                                                  (16,319)                   (11,022)
             Decrease in interest and dividends receivable
                                                                                             5,841                        513
             Amortization of core deposit intangible asset                                     499                        499
             Increase in other assets
                                                                                            (1,622)                    (3,785)
             Increase in current taxes payable                                              34,588                     16,611
             (Decrease) increase in accrued expenses
                     and other liabilities                                                  (5,691)                       331
                                                                               --------------------      ---------------------
              Total adjustments                                                            (16,603)                  (116,418)
                                                                               --------------------      ---------------------
         Net cash provided by (used in) operating activities                                15,781                    (85,644)
                                                                               --------------------      ---------------------

     CASH FLOWS FROM INVESTING ACTIVITIES:
       Loans made to clients and principal collections
            on loans, net                                                                  727,557                     28,391
       Deferred loan origination costs                                                      (3,921)                   (10,972)
       Proceeds from sales of real estate                                                      345                         --
       Proceeds from maturities and principal payments
            of investment securities, available-for-sale                                    17,245                     19,302
       Principal reductions on mortgage-backed securities,
            Available for sale
                                                                                             4,208                      4,945
       Purchase of investment securities, available for sale                                    --                    (65,481)
       Redemptions of FHLB stock
                                                                                            31,158                         --
       Purchases of premises and equipment                                                    (748)                      (599)
                                                                               --------------------      ---------------------
            Net cash provided by (used in) investing activities                            775,844                    (24,414)
                                                                               --------------------      ---------------------

     CASH FLOWS FROM FINANCING ACTIVITIES:
       Net (decrease) increase in deposits                                                (765,700)                   675,004
       Net decrease in short term borrowings                                               (30,000)                  (568,184)
       Net decrease in long term borrowings                                                     --                    (30,000)
       Proceeds from stock options exercised                                                 1,244                        821
       Purchases of treasury stock                                                          (9,109)                        --
       Net decrease in advanced payments by
             borrowers for taxes and insurance                                              (5,230)                    (6,338)
       Other                                                                                 1,091                      3,462
                                                                               --------------------      ---------------------
             Net cash (used in) provided by financing activities                          (807,704)                    74,765
                                                                               --------------------      ---------------------
       Net decrease in cash and cash equivalents                                           (16,079)                   (35,293)
       Cash and cash equivalents at beginning of period                                    151,090                     93,192
                                                                               --------------------      ---------------------
       Cash and cash equivalents at end of period                             $            135,011        $            57,899
                                                                               ====================      =====================

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

2. Basic earnings per share were computed by dividing net earnings by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share additionally include the effect of stock options, if dilutive. Earnings per common share have been computed based on the following:

                                                       Three months ended
                                                            March 31,
                                            ----------------------------------------
(in thousands, except share data)                  2007                  2006
                                            -----------------     ------------------
         Net income                         $      32,384         $      30,774
                                            =================     ==================
        Average number of
           common shares
           outstanding                         16,604,435            16,572,844
        Effect of dilutive
           options                                253,403               322,178
                                            -----------------     ------------------
        Average number of
           common shares
           outstanding used to
           calculate diluted
           earnings per
           common share                        16,857,838            16,895,022
                                            =================     ==================

There were 256,034 anti-dilutive shares excluded from the weighted average shares outstanding calculation during the first quarter of 2007 and there were no anti-dilutive shares excluded during the first quarter of 2006.

3. For purposes of reporting cash flows on the "Consolidated Statements of Cash Flows", cash and cash equivalents include cash, overnight investments and securities purchased under agreements to resell, which mature within 90 days of the date of purchase.

4. Effective January 1, 2006, the Company adopted the fair value provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payments, using the modified prospective transition method described in SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. Prior to January 1, 2006, the Company used the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including Financial Accounting Standards Board (FASB) Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, issued in March 2000, to account for its fixed-plan stock options. Under this method, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, prior to January 1, 2006, the Company had adopted only the disclosure requirements of SFAS No. 123.

The fair value recognition requirement applies only to new awards or awards modified after January 1, 2006. Additionally, the fair value of existing unvested awards at the date of adoption is recorded as compensation expense over the period which an employee is required to provide service in exchange for the award, which, for the Company, is the vesting period of the options. The results for periods prior to 2006 have not been restated. The Company recorded stock-based compensation expense of $606 thousand, net of tax, for the first quarter of 2007 and $403 thousand, net of tax, for the first quarter of 2006.

At March 31, 2007 the Company had options outstanding issued under two share-based compensation programs, the 1994 Stock Option and Appreciation Rights Plan ("1994 Plan") and the 1997 Non-employee Directors Stock Incentive Plan ("Directors 1997 Plan"). At March 31, 2007, the number of shares authorized for option awards under the 1994 Plan totaled 1,745,880. The Directors 1997 Plan was terminated in connection with the implementation of a new plan during 2007. No new grants will be made under the Directors 1997 Plan.

Options granted under the 1994 Plan usually vest over a six year period and have a maximum contractual term of 10 years. Options granted to non-employee directors under the Directors 1997 Plan vest in one year and have a maximum contractual term of 10 years.

Options under all of the share-based compensation programs are granted with an exercise price equal to the market price of the Company's stock at the date of grant. The fair value of each grant has been estimated as of the grant date using the Black-Scholes option valuation model. The expected life is estimated based on the actual weighted average life of historical exercise activity of the grantee population. The volatility factors are based on the historical volatilities of the Company's stock, and these are used to estimate volatilities over the expected life of the options. The risk-free interest rate is the implied yield available on zero coupons (U.S. Treasury Rate) at the grant date with a remaining term equal to the expected life of the options. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive stock incentive awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company.

The weighted average fair value of options granted under the 1994 Plan in the first quarter of 2007 was $25.30 using the following assumptions: expected volatility of 27%; risk-free interest rate of 4.87%; and an expected average life of 6.0 years. The weighted average fair value of options granted under the 1994 Plan in the first quarter of 2006 was $24.30 and the weighted average fair value of options granted under the Directors 1997 Plan in the first quarter of 2006 was $22.72.

On April 26, 2006, the stockholders of the Company adopted the 2007 Non-employee Directors Restricted Stock Plan ("2007 Plan"). Under the 2007 Plan, the Company may grant up to 200,000 shares to non-employee Directors of the Company. Fifty percent of the restricted shares will vest on the one-year anniversary date of the issuance and the remaining fifty percent will vest on the second-year anniversary date of the issuance. The Company issued 900 shares of restricted stock to each of the seven outside directors during the first quarter of 2007. Stock-based compensation expense recorded in connection with the 2007 Plan totaled $19 thousand, net of tax, during the first quarter of 2007.

The following is a summary of stock option transactions during the quarter ended March 31, 2007:

                                                                                   Weighted
                                                                 Weighted           Average            Aggregate
                                                                  Average          Remaining           Intrinsic
                                                                 Exercise         Contractual            Value
    Stock Options:                              Shares             Price             Term            (In thousands)
-------------------------------------------------------------------------------------------------------------------

    Outstanding at January 1, 2007              820,380           $36.07
    Granted                                     123,984            67.26
    Exercised                                   (82,662)           15.05
    Forfeited                                   (12,513)           58.97
                                            ----------------
    Outstanding at March 31, 2007               849,189            42.33              6.48               $12,309
                                            ================    ============    ================    ================
    Exercisable at March 31, 2007               414,472            29.35              4.55               $11,391
                                            ================    ============    ================    ================

The total intrinsic value of options exercised during the first quarters of 2007 and 2006 was $4.0 million and $1.3 million, respectively. Cash received from options exercised during the first quarters of 2007 and 2006 was $1.2 million and $821 thousand, respectively.

A summary of the Company's non-vested share activity during the quarter ended March 31, 2007 is presented below:

                                                              Weighted
Non-vested shares:                              Shares         Average
                                                           Grant-Date Fair
                                                                Value
---------------------------------------------------------------------------
Non-vested at January 1, 2007                   416,058        $19.03
Granted                                         123,984         25.30
Vested                                          (92,812)        16.74
Forfeited                                       (12,513)        22.93
                                       ------------------ -----------------
Non-vested at March 31, 2007                    434,717        $21.20
                                       ================== =================

As of March 31, 2007, the unearned compensation cost related to non-vested share-based compensation plans totaled $4.4 million to be recognized over a weighted average period of 4.87 years.

5. In September 2006, the SEC issued Staff Accounting Bulletin No. 108 ("SAB 108"), Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, providing guidance on quantifying financial statement misstatement and implementation (e.g., restatement or cumulative effect to assets, liabilities and retained earnings) when first applying this guidance. SAB 108 was effective for fiscal years ending after November 15, 2006. In connection with the adoption of SAB 108 during the fourth quarter of 2006, the Bank changed its practice for recording dividends on Federal Home Loan Bank stock and also adjusted its liabilities for accrued income taxes and pension costs as of January 1, 2006. These changes resulted in a $2,387,000 net increase in retained earnings as of January 1, 2006. The Bank now records the dividend when the final dividend amount is declared. The Bank had previously accrued the dividend when the FHLB declared the estimated dividend amount. Also related to the adoption of SAB No. 108, the Bank reversed a $275,000 excess SERP accrual with a $160,000, net of tax, increase to Retained Earnings as of January 1, 2006. The Company believes the net effect of these adjustments was not material, either quantitatively or qualitatively.

6. The following table sets forth the net periodic benefit cost attributable to the Company's Supplementary Executive Retirement Plan:

                                                                     Pension Benefits
                                                           ------------------------------------
                                                               Three Months Ended March 31,
                                                           ------------------------------------
                                                                 2007                2006
                                                           ----------------   -----------------
                                                                       (In thousands)
Quarterly Expense
  Service cost                                             $           76      $          73
  Interest cost                                                       216                196
  Amortization of net loss                                             96                112
  Amortization of prior service cost                                   --                 --
                                                           ----------------   -----------------
    Net period benefit cost                                $          388      $         381
                                                           ================   =================

Weighted Average Assumptions
    Discount rate                                                    5.75%              5.50%
    Rate of compensation increase                                    4.00%              4.00%
    Expected return on plan assets                                    N/A                N/A

The Company does not expect any significant changes to the amounts previously disclosed as contributions for benefits payments.

7. Subsequent Event

On April 26, 2007, FirstFed Financial Corp. sold $50 million of fixed/floating rate senior debentures due in 2017. The net proceeds will be used for general corporate purposes, including the possible repurchase of additional shares of stock. The debentures have a ten year maturity and have a fixed interest rate of 6.585% for the first five years and are adjustable thereafter based on the 3 month LIBOR index plus a margin of 1.60%.

8. Recent Accounting Pronouncements

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


In June 2006, the FASB issued Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, that clarifies the accounting for uncertainties in income taxes recognized in accordance with SFAS No. 109. The interpretation prescribes a recognition threshold and measurement attribute for the recognition and measurement of a tax position taken or expected to be taken in a tax return. Companies are required to determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position (assuming the taxing authority has full knowledge of all relevant facts). If the tax position meets the more likely than not criteria, the position is to be measured at the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement with the taxing authorities. Neither the Company, or the Bank and its subsidiaries, have an uncertain tax position as defined by FIN No. 48. Therefore, the adoption of FIN No. 48, which is effective for financial statements issued for fiscal years beginning after December 15, 2006, did not have a material impact on the consolidated financial statements or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following narrative is written with the presumption that the users have read or have access to our 2006 Annual Report on Form 10-K, which contains the latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2006, and for the year then ended. Therefore, only material changes in the consolidated balance sheets and consolidated statements of income are discussed herein.

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

Consolidated Balance Sheets

At March 31, 2007, FirstFed Financial Corp. ("Company"), the holding company for First Federal Bank of California and its subsidiaries ("Bank"), had consolidated stockholders' equity of $730.9 million compared to $704.7 million at December 31, 2006 and $605.6 million at March 31, 2006. Consolidated total assets at March 31, 2007 were $8.5 billion compared to $9.3 billion at December 31, 2006 and $10.6 billion at March 31, 2006. Our assets decreased during the first three months of 2007 because loan repayments and sales exceeded loan originations. Due to reduced activity in the California real estate market, loan originations decreased to $259.5 million during the first quarter of 2007 from $365.1 million during the fourth quarter of 2006 and $725.8 in the first quarter of 2006. Loan payoffs and principal reductions totaled $772.5 million during the first three months of 2007 compared to $831.8 million during the fourth quarter of 2006 and $624.8 million during the first three months of 2006.

Because substantially all of our loans are collateralized by properties located in California, we continuously monitor the California real estate market and the sufficiency of the collateral supporting our real estate loan portfolio. We consider several factors including the property location, the date of loan origination, the original loan-to-value ratio and the current loan-to-value ratio.

The California real estate market has stagnated over the last year after having increased substantially during the previous five years. In certain areas where rapid development caused the supply of homes to exceed demand, single family homes values have generally decreased. Non-performing assets as a percentage of total assets increased to 0.46% at March 31, 2007 compared to 0.21% at December 31, 2006 and 0.07% at March 31, 2006. To date, our non-performing assets are primarily the result of defaults on single family loans located in areas where rapid development has occurred.

According to the UCLA Anderson Forecast, March 2007 Report ("Forecast"), the California economy is expected to remain sluggish throughout 2007 due to decreases in activity in the construction industry and in the mortgage finance industry. However, the Forecast does not predict a recession unless another sector of the economy (in addition to real estate) begins to experience job losses. As stated by the Forecast, "...there is still no other sector that looks poised to combine with real estate to generate enough job loss to cause a recession."

Lending Activities

Due to weakness in the California real estate market, loan origination volume has decreased during the first quarter of 2007 compared to the first quarter of last year. The following table summarizes total loan originations by property type for the periods indicated:

                                                                 Three months ended
                                                                     March 31,
                                                               2007             2006
                                                          ---------------------------------
                                                                   (In thousands)

    Single family                                         $      219,618  $       645,923
    Multi-family and commercial                                   38,722           69,257
    Other (1)                                                      1,168           10,586
                                                            --------------  ---------------
       Total                                              $      259,508  $       725,766
                                                            ==============  ===============

(1) Includes consumer loans and commercial business loans.


The following table summarizes single family loan originations by borrower documentation type for the periods indicated:

                                                                 Three months ended
                                                                     March 31,
                                                               2007            2006
                                                          --------------- ----------------
                                                                  (In thousands)

    Verified Income/Verified Asset                        $      26,668   $      112,442
    Stated Income/Verified Asset                                114,090          159,538
    Stated Income/Stated Asset                                   43,155          244,475
    No Income/No Asset                                           35,705          129,468
                                                            -------------   --------------
      Total                                               $     219,618   $      645,923
                                                            =============   ==============

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

The following table shows the composition of our single family loan portfolio by borrower documentation type at the dates indicated:


Documentation Type:                            March 31, 2007           December 31, 2006           March 31, 2006
                                             -------------------     ------------------------     -------------------
                                                                         (In thousands)

    Verified Income/Verified Asset       $            1,203,629  $                 1,322,883  $            1,452,621
    Stated Income/Verified Asset                      1,930,482                    2,120,962               2,362,730
    Stated Income/Stated Asset                        2,021,496                    2,251,179               2,823,873
    No Income/No Asset                                  691,499                      749,201                 838,714
                                             -------------------     ------------------------     -------------------
        Total                            $            5,847,106  $                 6,444,225  $            7,477,938
                                             ===================     ========================     ===================

We attempt to mitigate the inherent risk of making reduced documentation loans by evaluating the other characteristics of the loan, such as the creditworthiness of the borrower and the loan-to-value ratio based on the collateral's appraised value at the origination date. The underwriting of these loans is based on the borrower's credit score and credit history, intended occupancy, reasonableness of stated income and the value of the collateral. The creditworthiness of the borrower is based on the borrower's credit score ("FICO"), prior use of and repayment of credit, job history and stability. The average borrower FICO score and average loan-to-value ratio on single family loan originations were 721 and 71%, respectively, for the first three months of 2007, compared to 719 and 73% for the comparable 2006 period.

The following table shows the composition of our single family loan portfolio at the dates indicated by original loan-to-value ratio:

Original LTV Ratio:              March 31, 2007           December 31, 2006               March 31, 2006
                               -------------------      -----------------------      -------------------------
                                                           (In thousands)

    <65%                    $           1,089,779  $                 1,230,750  $                   1,467,493
    65-70%                                650,355                      722,380                        856,045
    70-75%                                716,049                      802,885                        943,653
    75-80%                              2,887,912                    3,104,381                      3,439,109
    80-85%                                 93,745                      111,678                        148,345
    85-90%                                344,428                      391,128                        510,908
    >90%                                   64,838                       81,023                        112,385
                               -------------------      -----------------------      -------------------------
        Total               $           5,847,106   $                6,444,225   $                  7,477,938
                               ===================      =======================      =========================

The following table shows the composition of our single family loan portfolio at the dates indicated by the FICO score of the borrower at origination:

FICO Score at Origination:             March 31, 2007           December 31, 2006         March 31, 2006
                                   --------------------    ------------------------   -----------------------
                                                                 (In thousands)


    <620                       $                  34,014  $                   36,428  $                 51,890

    620-659                                      530,464                     576,947                   645,142

    660-719                                    2,690,840                   2,957,784                 3,441,468

    >720                                       2,545,000                   2,824,692                 3,279,843

    Not Available                                 46,788                      48,374                    59,595
                                     --------------------    ------------------------   -----------------------
    Total                      $               5,847,106  $                6,444,225  $              7,477,938
                                     ====================    ========================   =======================

The following table summarizes total loan originations by type of index for the periods indicated:

                                                    Three months ended
                                                          March 31,
                                                 2007                  2006
                                          --------------------------------------
                                                      (In thousands)
Adjustable:

  CODI                                    $         4,275       $        115,992

  12MAT                                            45,373               192,320

  COFI                                             65,579               405,822

  Other                                             5,827                 10,587

Hybrid and Fixed:                                 138,454                  1,045
                                          ----------------      ----------------
    Total                                         259,508                725,766
                                          ================      ================

At March 31, 2007, 97.08% of our loan portfolio was invested in adjustable rate products. Loans with interest rates that adjust monthly based on the 3-Month Certificate of Deposit Index ("CODI") comprised 46.32% of the loan portfolio. Loans with interest rates that adjust monthly based on the 12-month average U.S. Treasury Security rate ("12MAT") comprised 18.43% of the loan portfolio. Loans with interest rates that adjust monthly based on the Federal Home Loan Bank ("FHLB") Eleventh District Cost of Funds Index ("COFI") comprised 30.60% of the loan portfolio. Loans with interest rates that adjust monthly based on the London Inter-Bank Offering Rate ("LIBOR") and other indices comprised 4.65% of the loan portfolio.

Our adjustable rate loan products all allow for negative amortization when a scheduled monthly payment is not sufficient to pay the monthly interest accruing on the loan. Negative amortization, which results when interest earned by the Bank is added to borrowers' loan balances, totaled $248.5 million at March 31, 2007, $215.8 million at December 31, 2006 and $98.5 million at March 31, 2006. Negative amortization increased by $32.7 million during the first quarter of 2007. This compares to an increase of $35.9 million during the first quarter of 2006. Negative amortization has increased over the last few quarters primarily due to rising short term interest rates and borrowers choosing to make less than fully amortizing payments. Negative amortization was 4.36% of all single family loans in the Bank's portfolio as of March 31, 2007. This compares to 3.44% at December 31, 2006 and 1.32% at March 31, 2006.

The portfolio of single family loans with a one-year fixed payment period totaled $4.4 billion at March 31, 2007, $4.6 billion at December 31, 2006 and $4.7 billion at March 31, 2006. The portfolio of single family loans with three-to-five year fixed payment periods totaled $1.5 billion at March 31, 2007, $1.8 billion at December 31, 2006 and $2.5 billion at March 31, 2006.

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

In September 2006, the OTS, along with the other federal banking agencies, published the final Interagency Guidance on Non-Traditional Mortgage Product Risks ("Guidance"), which addresses adjustable rate and interest-only loans. Non-Traditional products are generally defined in the Guidance as loans that allow for interest-only payments or have the potential for negative amortization. The Guidance states that underwriting standards should address the effect of a substantial payment increase on the borrower's capacity to repay when loan amortization begins. Consequently, an institution's analysis of a borrower's repayment capacity should include an evaluation of their ability to repay the debt at the fully-indexed rate, assuming a fully-amortizing repayment schedule. The repayment analysis should also be based upon the initial loan amount plus any balance increase that may accrue from negative amortization. The Guidance also suggests that, in analyzing a borrower's repayment capacity, a lender should avoid over-reliance on credit scores as a substitute for income, assets or outstanding liability verification in the underwriting process.

While the Guidance terms interest-only and negative amortization loans as "non-traditional", we have been offering adjustable rate loan products for over twenty years. Prior to the issuance of the Guidance, the Bank had employed (and continues to employ) a number of the standards and practices suggested in the Guidance, such as using the fully-indexed rate in evaluating a borrower's ability to repay a loan. We are assessing the impact of the Guidance on our lending process. We will continue to closely monitor trends in the residential housing and lending markets, and make adjustments as deemed appropriate. At this time, however, we cannot predict the precise levels, or the impact, on our loan production as a result of the Guidance, as certain aspects of the Guidance are not specific and are subject to further interpretation by the Federal banking agencies.

The following table shows the components of our loan portfolio (including loans held for sale) by type at the dates indicated:

                                                              March 31,              December 31,            March 31,
                                                                2007                    2006                    2006
                                                        --------------------     -------------------     -----------------
                                                                                   (In thousands)
     REAL ESTATE LOANS:
      First trust deed residential loans
        One-to-four units                                    $     5,847,106         $     6,444,225     $       7,477,938
        Five or more units                                         1,752,087               1,811,966             1,945,334
                                                        --------------------     -------------------     -----------------
           Residential loans                                       7,599,193               8,256,191             9,423,272

    OTHER REAL ESTATE LOANS:
        Commercial and industrial                                    171,351                 196,569               246,653
        Construction                                                      --                      --                 3,862
        Second trust deeds                                             3,169                   3,392                 4,868
        Other                                                          3,905                      --                    --
                                                        --------------------     -------------------     -----------------
            Real estate loans                                      7,777,618               8,456,152             9,678,655


    NON-REAL ESTATE LOANS:
        Deposit accounts                                                 785                     825                   502
        Commercial business loans                                     74,002                  83,759                78,019
        Consumer                                                      40,163                  44,528                54,221
                                                        --------------------     -------------------     -----------------
            Loans receivable                                       7,892,568               8,585,264             9,811,397

    LESS:
        General valuation allowances - loan
           portfolio                                                 112,940                 109,768               101,433
        Deferred loan origination costs, net                         (31,392)                (41,956)              (66,480)

                                                        --------------------     -------------------     -----------------
        Net loans receivable                        $              7,811,020            $  8,517,452          $  9,776,444
                                                        ====================     ===================     =================


We recorded net loan charge-offs of $628 thousand in the first quarter of 2007 compared to $90 thousand in the fourth quarter of 2006 and $25 thousand in last year's first quarter. The allowance for loan losses totaled $112.9 million or 1.43% of gross loans outstanding at March 31, 2007. This compares with $109.8 million or 1.28% at December 31, 2006 and $101.4 million or 1.03% at March 31, 2006.

The mortgage-backed securities portfolio, classified as available-for-sale, was recorded at fair value as of March 31, 2007. An unrealized gain of $1 thousand, net of taxes, was recorded in stockholders' equity at March 31, 2007. This compares to net unrealized gains of $83 thousand and $100 thousand at December 31, 2006 and March 31, 2006, respectively.

The investment securities portfolio, classified as available-for-sale, was recorded at fair value as of March 31, 2007. An unrealized gain of $250 thousand, net of taxes, was reflected in stockholders' equity as of March 31, 2007. This compares to a net unrealized gain of $222 thousand at December 31, 2006 and a net unrealized loss of $851 thousand at March 31, 2006.

Asset/Liability Management

Market risk is the risk of loss from adverse changes in market prices and interest rates. Our market risk arises primarily from the interest rate risk inherent in our lending and liability funding activities.

Our interest rate spread typically decreases during periods of increasing interest rates because there is a three-month time lag before changes in COFI, and a two-month time lag before changes in 12MAT, CODI and LIBOR, can be implemented with respect to our adjustable rate loans. Therefore, during periods immediately following interest rate increases, our cost of funds tends to increase faster than the yield earned on our adjustable rate loan portfolio. The reverse is true during periods immediately following interest rate decreases. The composition of our financial instruments that are subject to market risk has not changed materially since December 31, 2006.

The one year GAP, the difference between rate-sensitive assets and liabilities repricing within one year or less, was a positive $573.5 million or 6.72% of total assets at March 31, 2007. In comparison, the one year GAP was a positive $695.9 million or 7.49% of total assets at December 31, 2006.

Capital

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and percentages of total capital to assets. The Bank meets the standards necessary to be deemed "well-capitalized" under the applicable regulatory requirements.

The following table summarizes our actual capital and required capital at March 31, 2007:

                                                                                            Tier 1           Risk-based
                                                      Tangible        Core Capital        Risk- based         Capital
                                                      Capital                               Capital
                                                    -------------     --------------    ----------------    -------------
                                                                         (Dollars in thousands)

Actual Capital:
    Amount                                       $      825,248   $        825,248   $         825,248   $      881,934
    Ratio                                                 9.68%              9.68%              18.43%           19.69%
FDICIA minimum required capital:
    Amount                                       $      127,937   $        341,165   $              --   $      358,287
    Ratio                                                 1.50%              4.00%                  --            8.00%
FDICIA "well-capitalized" required capital:
    Amount                                       $           --   $        426,457   $         268,715   $      447,858
    Ratio                                                    --               5.0%                6.0%            10.0%


There were no investments in the Bank by the Company during the first three months of 2007 or 2006. On May 3, 2007, the Bank paid a $25 million dividend to the Company.

During the first quarter of 2007, we repurchased 144,300 shares of our common stock at an average price of $63.10 per share. An additional 99,100 shares were repurchased during May of 2007 at an average price of $61.18 per share. There were no repurchases of common stock during the first quarter of 2006. As of May 4, 2007, 1,228,679 shares of our stock remain eligible for repurchase under our authorized stock repurchase program.

On April 26, 2007, FirstFed Financial Corp. sold $50 million of fixed/floating rate senior debentures due in 2017. We plan to use the net proceeds for general corporate purposes, including the possible repurchase of additional shares of our stock. The debentures have a ten year maturity and have a fixed interest rate of 6.585% for the first five years and are adjustable thereafter based on the 3 month LIBOR index plus a margin of 1.60%.

Loan Loss Allowances

Listed below is a summary of activity in our general valuation allowance and the valuation allowance for impaired loans during the periods indicated:

                                                                    Three Months Ended March 31, 2007
                                                          ----------------- -- ---------------- -- -------------
                                                              General             Impaired
                                                             Valuation            Valuation
                                                             Allowances           Allowances           Total
                                                          -----------------    ----------------    -------------
                                                                                (In thousands)

            Balance at December 31, 2006:              $          109,768   $                --  $       109,768
            Provision for loan losses                               3,800                    --            3,800
            Charge-offs:
               Single family                                         (597)                   --             (597)
               Consumer loans                                         (31)                   --              (31)
                                                          -----------------    ----------------    -------------
            Total charge-offs                                        (628)                   --             (628)
            Recoveries                                                 --                    --               --
                                                          -----------------    ----------------    -------------
            Net (charge-offs)/recoveries                             (628)                   --             (628)
                                                          -----------------    ----------------    -------------
            Balance at March 31, 2007:                 $          112,940   $                --  $       112,940
                                                          =================    ================    =============


                                                                    Three Months Ended March 31, 2006
                                                          ----------------- -- ---------------- -- --------------
                                                              General             Impaired
                                                             Valuation            Valuation
                                                             Allowances           Allowances            Total
                                                          -----------------    ----------------    --------------
                                                                                (In thousands)

            Balance at December 31, 2005:              $           97,558   $                --  $        97,558
            Provision for loan losses                               3,900                    --            3,900
            Charge-offs:
                 Consumer                                             (25)                   --              (25)
                 Commercial                                            --                    --               --
                                                          -----------------    ----------------    --------------
            Total charge-offs                                         (25)                   --              (25)
            Recoveries                                                 --                    --               --
                                                          -----------------    ----------------    --------------
            Net (charge-offs) / recoveries                            (25)                   --              (25)
                                                          -----------------    ----------------    --------------
            Balance at March 31, 2006:                 $          101,433   $                --  $       101,433
                                                          =================    ================    ==============


Management is unable to predict future levels of loan loss provisions. Among other things, loan loss provisions are based on the level of loan charge-offs, foreclosure activity, other risks inherent in the loan portfolio, and the California economy.

Consolidated Statements of Income

The Company reported consolidated net income of $32.4 million or $1.92 per diluted share of common stock during the first quarter of 2007, compared to $30.8 million or $1.82 per diluted share of common stock during the first quarter of 2006. The increase in net income was primarily due to a $2.8 million increase in gain on the sale of loans compared to the first quarter of last year.

Net Interest Income

Net interest income increased to $75.2 million during the first quarter of 2007 from $74.5 million during the first quarter of 2006. The increase is primarily due to an increase in net interest spread to 3.01% in the first quarter of 2007 from 2.63 % in the first quarter of 2006 which offset a 16% decrease in average interest-earning assets during the first quarter of 2007 compared to the first quarter of 2006. Loan prepayment fees and late charges, which are included in interest income on loans, decreased to $6.8 million in the first quarter of 2007 compared to $7.8 million in the first quarter of 2006.

The following table sets forth: (i) the average daily dollar amounts of and average yields earned on loans, mortgage-backed securities and investment securities, (ii) the average daily dollar amounts of and average rates paid on savings deposits and borrowings, (iii) the average daily dollar differences,
(iv) the interest rate spreads, and (v) the effective net spreads for the periods indicated:

                                                                          During the Three Months Ended March 31,
                                                                          --------------------------------------
                                                                                2007                 2006
                                                                          --------------------------------------
                                                                                  (Dollars in thousands)

     Average loans (1)                                                 $      8,209,924   $          9,763,063
     Average investment securities                                              514,875                584,985
                                                                          ---------------     ------------------
     Average interest-earning assets                                          8,724,799             10,348,048
                                                                          ---------------     ------------------

     Average savings deposits                                                 5,471,811              4,657,604
     Average borrowings                                                       2,564,615              5,177,816
                                                                          ---------------     ------------------
     Average interest-bearing liabilities                                     8,036,426              9,835,420
                                                                          ---------------     ------------------
     Excess of interest-earning assets over
         interest-bearing liabilities                                  $        688,373   $            512,628
                                                                          ===============     ==================

     Yields earned on average interest-earning assets                              7.81%                  6.55%
     Rates paid on average interest-bearing liabilities                            4.80                   3.92
     Interest rate spread                                                          3.01                   2.63
     Effective net spread (2)                                                      3.45                   2.88

     Interest on loans                                                 $        163,321   $            162,588
     Interest and dividends on investments                                        7,096                  6,905
                                                                          ---------------     ------------------
        Total interest income                                                   170,417                169,493
                                                                          ---------------     ------------------
     Interest on deposits                                                        61,065                 38,914
     Interest on borrowings                                                      34,134                 56,068
                                                                          ---------------     ------------------
       Total interest expense                                                    95,199                 94,982
                                                                          ---------------     ------------------
     Net interest income                                               $         75,218   $             74,511
                                                                          ===============     ==================

(1) Non-accrual loans are included in the average dollar amount of loans outstanding; however, there was no income included for the period in which loans were on non-accrual status.

(2) The effective net spread is a fraction, the numerator of which is net interest income and the denominator of which is the average dollar amount of interest-earning assets.

Non-Interest Income and Expense

Non-interest income increased to $5.7 million during the first quarter of 2007 compared to $2.5 million during the first quarter of 2006. Gains from the sale of loans were $3.0 million in the first quarter of 2007 compared to $145 thousand in the first quarter of 2006. The Bank sold $180.5 million in loans during the first quarter of 2007 compared to loan sales of $15.1 million during the prior year's first quarter. Loan servicing and other fees increased to $960 thousand in the first quarter of 2007 compared to $710 thousand in the first quarter of last year primarily due to fees earned to loans brokered to other financial institutions. Retail office fees increased to $1.7 million in the first quarter of 2007 compared to $1.6 million in the first quarter of 2006. Real estate operations resulted in a loss of $272 thousand in the first quarter of 2007 compared to a loss of $108 thousand in the first quarter of last year. Real estate operations during the first quarter of 2007 included $85 thousand in write downs on real estate owned. No write downs were recorded during the first quarter of 2006.

Non-interest expense totaled $20.7 million during the first quarter of 2007 compared to $19.9 million in the first quarter of 2006. The increase in non-interest expense during the first quarter of 2007 compared to the first quarter of 2006 is primarily due to increases in Office of Thrift Supervision assessments, occupancy expense and federal deposit insurance expense. As a result of these expense increases and a decrease in average total assets, the ratio of non-interest expense to average total assets increased to 0.93% in the first quarter of 2007 compared to 0.76% in the first quarter of last year.


Non-accrual, Past Due, Modified and Restructured Loans

We accrue interest earned but uncollected for every loan without regard to its contractual delinquency status, and establish a specific interest allowance for each loan which becomes 90 days or more past due or which is in foreclosure. Loans requiring delinquent interest allowances (non-accrual loans) totaled $33.9 million at March 31, 2007, compared to $18.5 million at December 31, 2006 and $7.4 million at March 31, 2006. Delinquent interest allowances for loans in foreclosure and delinquent greater than 90 days increased to $1.5 million at March 31, 2007 compared to $769 thousand at December 31, 2006 and $289 thousand at March 31, 2006.

We allow loan restructurings that result from temporary modifications of principal and interest payments or an extension of maturity dates. Under these arrangements, loan terms are typically reduced to no less than a monthly interest payment required under the note. Any loss of revenues under the modified terms would currently be immaterial to us. Generally, if the borrower is unable to return to scheduled principal and interest payments at the end of the modification period, foreclosure proceedings are initiated or the modification period may be extended. At March 31, 2007, we had net modified loans totaling $617 thousand. No modified loans were 90 days or more delinquent at March 31, 2007.

We consider a loan impaired when management believes that it is probable that we will not be able to collect all amounts due under the contractual terms of the loan agreement. Estimated impairment losses are recorded as separate valuation allowances and may be subsequently adjusted based upon changes in the measurement of impairment. Impaired loans, disclosed net of valuation allowances, include non-accrual major loans (commercial business loans with an outstanding principal amount greater than or equal to $500 thousand, single family loans greater than or equal to $1.0 million, and income property loans with an outstanding principal amount greater than or equal to $1.5 million), modified loans, and major loans less than 90 days delinquent in which full payment of principal and interest is not expected to be received.

The following is a summary of impaired loans, net of valuation allowances for impairment, at the dates indicated:

                                           March 31, 2007          December 31, 2006           March 31, 2006
                                         -------------------     -----------------------     --------------------
                                                                     (In thousands)
         Non-accrual loans               $          4,860        $             2,544         $           4,315
         Other impaired loans                       2,904                      2,894                        --
                                         -------------------     -----------------------     --------------------
                                         $          7,764        $             5,438         $           4,315
                                         ===================     =======================     ====================

We evaluate loans for impairment when the collectibility of contractual principal and interest payments is questionable. When a loan is considered impaired we measure impairment based on the present value of expected future cash flows (over a period not to exceed 5 years) discounted at the loan's effective interest rate. However, if the loan is "collateral-dependent" or foreclosure is probable, impairment is measured based on the fair value of the collateral. When the measure of an impaired loan is less than the recorded investment in the loan, we record an impairment allowance equal to the excess of our recorded investment in the loan over its measured value.

The following is a summary of information pertaining to impaired loans at the dates indicated:

                                                                 March 31,              December 31,            March 31,
                                                                    2007                    2006                  2006
                                                            -------------------     ------------------     -----------------
                                                                                     (In thousands)
Impaired loans without valuation allowances             $            7,764        $          5,438       $          4,315
Impaired loans with valuation allowances                $               --        $             --       $             --
Valuation allowances related to impaired loans          $               --        $             --       $             --


                                                                               For the Three Months Ended
                                                              --------------------------------------------------------------
                                                                   March 31,            December 31,            March 31,
                                                                     2007                   2006                  2006
                                                              -----------------     ------------------     -----------------
                                                                                     (In thousands)
  Average investment in impaired loans                    $          6,931      $            8,243       $          4,349
  Interest income recognized on impaired loans            $            192      $              300       $            107
  Interest income recognized on impaired loans using the
    cash basis of income recognition                      $            165      $              300       $             99

Asset Quality

The following table sets forth certain asset quality ratios at the dates indicated:

                                                                   March 31,            December 31,             March 31,
                                                                     2007                   2006                   2006
                                                               -------------------    ------------------    -------------------
Non-performing loans to gross loans receivable (1)                   0.43%                   0.22%                  0.08%
Non-performing assets to total assets (2)                            0.46%                   0.21%                  0.07%
Loan loss allowances to non-performing loans (3)                      333%                    593%                 1,367%
Loan loss allowances to gross loans receivable                       1.43%                   1.28%                  1.03%


    (1) Loans receivable are before deducting unrealized loan fees (costs), general valuation allowance and valuation allowances for impaired loans.

    (2) Non-performing assets are net of valuation allowances related to those assets.

    (3) Loan loss allowances include the general valuation allowance and valuation allowances for impaired loans.

Non-performing Assets

We define non-performing assets as loans delinquent over 90 days (non-accrual loans), loans in foreclosure and real estate acquired by foreclosure (real estate owned). The following is an analysis of non-performing assets at the dates indicated:

                                                    March 31,             December 31,            March 31,
                                                      2007                    2006                  2006
                                               ------------------     ------------------     ------------------
                                                                        (In thousands)
Non-accrual loans:
    Single family                              $           33,938      $          18,474     $            5,712
    Multi-family                                               --                     --                  1,680
    Other                                                       7                     23                     28
                                               ------------------     ------------------     ------------------
       Total non-accrual loans                             33,945                 18,497                  7,420
Real estate owned                                           5,195                  1,094                     --
                                               ------------------     ------------------     ------------------
       Total non-performing assets             $           39,140      $          19,591     $            7,420
                                               ==================     ==================     ==================


The increase in our non-performing assets at March 31, 2007 is due primarily to foreclosed and delinquent single family homes. Single family home prices in California have flattened over the last year after having increased tremendously over the previous five years. Some areas, such as Sacramento and San Diego have experienced declines in home prices due to excessive home development which caused supply to outpace demand. We expect that non-performing assets will continue to increase until equilibrium is reached between buyers and sellers. Historically, single family non-performing loans have been attributable to factors such as job layoffs, divorce and relocations. Multi-family and commercial non-performing loans have been attributable to factors such as declines in occupancy rates, employment rates and rental values.

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

Total savings deposits decreased by $765.7 million during the first quarter of 2007. The decrease in deposits in the first quarter of 2007 was primarily attributable to decreases in wholesale deposit sources, primarily deposits acquired from national brokerage firms ("brokered deposits"). Retail deposit sources increased during the first quarter of 2007.

Brokered deposits decreased by $875.6 million during the first quarter of 2007 because loan payoffs and loan sales decreased our need for wholesale deposit sources. Brokered deposits decreased to 37% of total deposits at March 31, 2007 from 45% at March 31, 2006. We may solicit brokered funds without special regulatory approval because we have sufficient capital to be deemed "well-capitalized" under the standards established by the Office of Thrift Supervision.

Deposits at retail banking offices increased by $136.0 million during the first quarter of 2007. Retail deposits comprised 59% and 53% of total deposits at March 31, 2007 and March 31, 2006, respectively. We are actively seeking to expand our retail sources of deposits through the establishment of additional branch offices. One new retail branch was opened during the first quarter of 2007 and three additional retail branches are scheduled to open later in 2007. We are continuing to evaluate these and other potential branch sites in the Southern California area. However, there can be no assurance that any of these evaluations will result in the establishment of additional branch offices.

Telemarketing deposits decreased by $24.1 million during the first quarter of 2007. These are normally large deposits from pension plans, managed trusts and other financial institutions. The level of these deposits fluctuates based on the attractiveness of our rates compared to returns available to investors on alternative investments. Telemarketing deposits comprised 3% of total deposits at March 31, 2007 compared to 1% at March 31, 2006.

We started accepting internet deposits over one year ago by posting our rates on internet rate boards. Internet deposits decreased by $2.0 million during the first quarter of 2007 and comprised 1% of total deposits at March 31, 2007 and March 31, 2006, respectively.

Total borrowings decreased by $30.0 million during the first quarter of 2007 due to a decreased need for wholesale funding sources. Borrowings under reverse repurchase agreements decreased by $80.0 million during the first quarter of 2007 due to net payoffs of collateral. FHLB advances increased by $50.0 million during the first quarter because advance rates became more favorable than other funding sources near the end of the quarter. Due to a decrease in FHLB advances over the last six months, $31.2 million in FHLB stock was redeemed during the first quarter of 2007.

Internal sources of funds include amortized principal payments that can vary based upon the borrower's option to adjust their loan payment amounts, as well as prepayments. The level of prepayment activity fluctuates based upon the availability of loans with lower interest rates and lower monthly payments. Loan prepayments and principal reductions totaled $772.5 million during the first quarter of 2007, compared to $624.8 million during the first quarter of 2006. Proceeds from the sale of loans to other financial institutions are another internal source of funds. During the first quarter of 2007 we sold $180.5 million in loans to other investors compared to $15.1 million during the first quarter of 2006.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Information about the Company's quantitative and qualitative disclosures about market risk were included in the Company's annual report on Form 10-K for the year ended December 31, 2006. We do not believe that there has been a material change in the nature or categories of market risk exposure, except as noted in "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 10.




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




                                        FIRSTFED FINANCIAL CORP.
                                        ------------------------
                                        Registrant



Date:  May 9, 2007                      By:  /s/ Douglas J. Goddard
                                             ----------------------
                                                 Douglas J. Goddard
                                                 Chief Financial Officer and
                                                 Executive Vice President

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

Dated this 9th day of May, 2007.

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

Dated this 9th day of May, 2007.

                                        By: /s/ Douglas J. Goddard
                                            ----------------------
                                                Douglas J. Goddard
                                                Chief Financial Officer

                                  EXHIBIT 32.1


                                CEO CERTIFICATION

The undersigned, as Chief Executive Officer hereby certifies, to the best of her knowledge and belief, that:

       (1) the Form 10-Q of FirstFed Financial Corp. (the "Company") for the quarterly period ended March 31, 2007 (the "Report ") accompanying this certification fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

       (2) The information contained in the Report fairly presents, in all material respects, the consolidated balance sheets and consolidated statements of income of the Company for such period.

This certification is made solely for purposes of complying with the provisions of Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

                                        FIRSTFED FINANCIAL CORP.
                                        ------------------------
                                        Registrant


Date:   May 9, 2007

                                        By: /s/ Babette E. Heimbuch
                                            -----------------------
                                                Babette E. Heimbuch
                                                Chief Executive Officer

                                  EXHIBIT 32.2


                                CFO CERTIFICATION

The undersigned, as Chief Financial Officer hereby certifies, to the best of his knowledge and belief, that:

       (1) the Form 10-Q of FirstFed Financial Corp. (the "Company") for the quarterly period ended March 31, 2007 (the "Report ") accompanying this certification fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

       (2) The information contained in the Report fairly presents, in all material respects, the consolidated balance sheets and consolidated statements of income of the Company for such period.

This certification is made solely for purposes of complying with the provisions of Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

                                        FIRSTFED FINANCIAL CORP.
                                        ------------------------
                                        Registrant


Date:   May 9, 2007
                                        By:  /s/ Douglas J. Goddard
                                             ----------------------
                                                 Douglas J. Goddard
                                                 Chief Financial Officer and
                                                 Executive Vice President