Form 10-Q
period 2007-06-30
FIRSTFED FINANCIAL CORP
filed 2007-08-09
CIK 810536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑                     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

OR
*                                                                                               TRANSITION REPORT UNDER SECTION 13 OR 15(d)
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
Yes    ☑                                           No   *

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):
Large accelerated filer ☑                                     Accelerated filer *                                 Non-accelerated filer *

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  *                         No    ☑

As of August 7, 2007, 14,596,398 shares of the Registrant's $.01 par value common stock were outstanding.

FirstFed Financial Corp.
Index
Report on Form 10-Q
For the Quarterly Period Ended June 30, 2007

			Page
Part I.	Financial Information

	Item 1.	Financial Statements

		Consolidated Balance Sheets as of June 30, 2007, December 31, 2006 and June 30, 2006	3

		Consolidated Statements of Income for the three and six months ended June 30, 2007 and 2006	4

		Consolidated Statements of Cash Flows for the six months ended June 30, 2007 and 2006	5

		Notes to Consolidated Financial Statements	6

	Item 2.	Management’s Discussion and Analysis of Consolidated Balance Sheets and Consolidated Statements of Income	12

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

	Item 4.	Controls and Procedures	26

Part II.	Other Information (omitted items are inapplicable)

	Item 4.	Submission of Matters to a Vote of Security Holders	27

	Item 6.	Exhibits	27

Signatures			28

Exhibits
	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	29

	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	30

	32.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	31

	32.2	Certification of Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32

PART I - FINANCIAL STATEMENTS
Item 1. Financial Statements

FirstFed Financial Corp. and Subsidiary
Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)
	June 30, 2007	December 31, 2006	June 30, 2006
ASSETS
Cash and cash equivalents	$89,896	$151,090	$77,690
Investment securities, available-for-sale (at fair value)	296,046	311,850	313,878
Mortgage-backed securities, available-for-sale (at fair value)	50,569	57,197	64,791
Loans receivable, held for sale (fair value $63,056, $143,141 and $50,469)	62,338	140,860	49,926
Loans receivable, net of allowances for loan losses of $114,894, $109,768 and $103,875	6,932,088	8,376,592	9,413,935
Accrued interest and dividends receivable	46,083	54,812	52,650
Real estate owned, net (REO)	11,774	1,094	-
Office properties and equipment, net	16,480	16,569	16,429
Investment in Federal Home Loan Bank (FHLB) stock, at cost	84,431	118,979	206,649
Other assets	79,581	66,544	57,074
	$7,669,286	$9,295,587	$10,253,022

LIABILITIES
Deposits	$4,848,040	$5,889,881	$5,517,702
FHLB advances	945,000	1,490,000	2,909,000
Securities sold under agreements to repurchase	900,900	978,448	1,000,000
Senior debentures	150,000	100,000	100,000
Accrued expenses and other liabilities	101,012	132,543	88,135
	6,944,952	8,590,872	9,614,837

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, par value $.01 per share; authorized 100,000,000 shares; issued 23,966,227, 23,842,934 and 23,799,999 shares; outstanding 16,009,977, 16,648,338, and 16,605,403 shares	240	238	238
Additional paid-in capital	54,313	49,610	46,859
Retained earnings	833,992	772,537	706,700
Unreleased shares to employee stock ownership plan	(1,365)	(2,050)	(594)
Treasury stock, at cost, 7,956,250, 7,194,596, and 7,194,596 shares	(160,291)	(113,776)	(113,776)
Accumulated other comprehensive loss, net of taxes	(2,555)	(1,844)	(1,242)
	724,334	704,715	638,185
	$7,669,286	$9,295,587	$10,253,022

The accompanying notes are an integral part of these consolidated financial statements.

FirstFed Financial Corp. and Subsidiary
Consolidated Statements of Income
(Dollars in thousands, except per share data)
(Unaudited)
	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Interest and dividend income:
Interest on loans	$148,512	$170,914	$311,833	$333,502
Interest on mortgage-backed securities	681	717	1,390	1,423
Interest and dividends on investments	5,543	6,882	11,930	13,081
Total interest income	154,736	178,513	325,153	348,006
Interest expense:
Interest on deposits	54,053	51,026	115,118	89,940
Interest on borrowings	30,991	53,623	65,125	109,691
Total interest expense	85,044	104,649	180,243	199,631

Net interest income	69,692	73,864	144,910	148,375
Provision for loan losses	3,100	2,500	6,900	6,400
Net interest income after provision for loan losses	66,592	71,364	138,010	141,975

Other income:
Loan servicing and other fees	854	619	1,814	1,329
Banking service fees	1,686	1,625	3,372	3,200
Gain on sale of loans	1,482	1,938	4,438	2,083
Real estate operations, net	(472)	245	(744)	137
Other operating income	423	195	759	356
Total other income	3,973	4,622	9,639	7,105

Non-interest expense:
Salaries and employee benefits	12,044	11,798	24,753	24,092
Occupancy	2,997	2,591	5,800	5,229
Advertising	208	635	442	799
Amortization of core deposit intangible	126	498	625	997
Federal deposit insurance	924	138	1,552	282
Data processing	582	610	1,203	1,177
OTS assessment	577	548	1,153	1,096
Legal	522	265	993	733
Other operating expense	2,591	2,333	4,711	4,927
Total non-interest expense	20,571	19,416	41,232	39,332

Income before income taxes	49,994	56,570	106,417	109,748
Income taxes	20,923	24,091	44,962	46,495
Net income	$29,071	$32,479	$61,455	$63,253

Net income	$29,071	$32,479	$61,455	$63,253
Other comprehensive loss, net of taxes	(656)	(491)	(711)	(1,676)
Comprehensive income	$28,415	$31,988	$60,744	$61,577

Earnings per share:
Basic	$1.77	$1.96	$3.72	$3.81
Diluted	$1.74	$1.92	$3.66	$3.74

Weighted average shares outstanding:
Basic	16,458,283	16,594,058	16,539,440	16,586,062
Diluted	16,671,802	16,904,414	16,774,887	16,902,458

The accompanying notes are an integral part of these consolidated financial statements.

FirstFed Financial Corp. and Subsidiary
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)
	Six months ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$61,455	$63,253
Adjustments to reconcile net income to
Net cash provided by operating activities:
Net change in loans held-for-sale	79,548	(47,053)
Stock option compensation	912	940
Excess tax benefits related to stock option awards	(794)	(1,416)
Depreciation and amortization	1,233	1,067
Provision for loan losses	6,900	6,400
Amortization of fees and premiums/discounts	20,601	25,804
Increase in interest income accrued in excess
of borrower payments	(51,679)	(73,738)
REO write down	109	-
Gain on sale of loans	(4,438)	(2,083)
FHLB stock dividends	(2,933)	(953)
Change in deferred taxes	(15,210)	(9,398)
Change in current taxes	1,412	(4,851)
Decrease (increase) in interest and dividends receivable	8,729	(5,900)
(Decrease) increase in interest payable	(28,771)	5,859
Amortization of core deposit intangible asset	625	997
Decrease (increase) in other assets	2,064	(5,996)
Decrease in accrued expenses and other liabilities	(251)	(2,309)
Total adjustments	18,057	(112,630)
Net cash provided by (used in) operating activities	79,512	(49,377)

CASH FLOWS FROM INVESTING ACTIVITIES:
Loans made to customers and principal collections
on loans, net	1,455,862	328,008
Net change in unearned loan fees	1,111	(16,606)
Proceeds from sale of real estate	4,423	-
Proceeds from maturities and principal payments
of investment securities, available-for-sale	34,630	42,692
Principal reductions on mortgage-backed securities,
available for sale	6,485	9,438
Purchase of investment securities, available for sale	(20,000)	(65,481)
Redemption of FHLB stock	37,481	-
Purchases of premises and equipment	(1,144)	(1,737)
Net cash provided by investing activities	1,518,848	296,314

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits	(1,041,841)	1,146,045
Net decrease in short term borrowings	(622,548)	(1,355,184)
Net increase (decrease) in long term borrowings	50,000	(55,000)
Proceeds from stock options exercised	2,473	886
Purchase of treasury stock	(46,515)	-
Excess tax benefits related to stock option awards	794	1,416
Other	(1,917)	(602)
Net cash used in financing activities	(1,659,554)	(262,439)
Net decrease in cash and cash equivalents	(61,194)	(15,502)
Cash and cash equivalents at beginning of period	151,090	93,192
Cash and cash equivalents at end of period	$89,896	$77,690
The accompanying notes are an integral part of these consolidated financial statements.

FirstFed Financial Corp. and Subsidiary
Notes to Consolidated Financial Statements
(Unaudited)

Basis of Presentation

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

It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K, which contains the latest available audited consolidated financial statements and notes thereto, which are as of and for the year ended December 31, 2006.  The results for the periods covered hereby are not necessarily indicative of the operating results for a full year.

Earnings per Share

2.
Basic earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding for the period.  Additionally diluted earnings per share includes the effect of stock options, if dilutive. Earnings per common share have been computed based on the following:

	Three months ended June 30,
(in thousands, except share data)	2007	2006

Net income	$29,071	$32,479

Average number of common shares outstanding	16,458,283	16,594,058
Effect of dilutive stock options	213,519	310,356
Average number of common shares outstanding used to calculate diluted earnings per common share	16,671,802	16,904,414

There were 248,944 and 166,745 anti-dilutive shares excluded from the weighted average shares outstanding calculation during the second quarter of 2007 and 2006, respectively.

	Six months ended June 30,
(in thousands, except share data)	2007	2006

Net income	$61,455	$63,253

Average number of common shares outstanding	16,539,440	16,586,062
Effect of dilutive stock options	235,447	316,396
Average number of common shares outstanding used to calculate diluted earnings per common share	16,774,887	16,902,458

There were 248,944 and 166,745 anti-dilutive shares excluded from the weighted average shares outstanding calculation during the first six months of 2007 and 2006, respectively.

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

Stock Options

The Company recorded stock-based compensation expense of $306 thousand and $912 thousand,  for the second quarter and first six months of 2007. For the second quarter and first six months of 2006, the Company recorded stock-based compensation expense of $470 thousand and $940 thousand.

At June 30, 2007 the Company had options outstanding issued under two share-based compensation programs, the 1994 Stock Option and Appreciation Rights Plan (“1994 Plan”) and the 1997 Non-employee Directors Stock Incentive Plan (“Directors 1997 Plan”). At June 30, 2007, the number of shares authorized for option awards under the 1994 Plan totaled 1,759,290. No options were granted during the second quarter of 2007. The Directors 1997 Plan was terminated in connection with the implementation of a new plan during 2007. No new grants will be made under the Directors 1997 Plan.

Options granted under the 1994 Plan are vested over a six year period and have a maximum contractual term of 10 years. Options previously granted to non-employee directors under the Directors 1997 Plan vest in one year and have a maximum contractual term of 10 years.

Options under all of the share-based compensation programs are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. The fair value of each grant has been estimated as of the grant date using the Black-Scholes option valuation model. The expected life is estimated based on the actual weighted average life of historical exercise activity of the grantee population.  The volatility factors are based on the historical volatilities of the Company’s stock, and these are used to estimate volatilities over the expected life of the options. The risk-free interest rate is the implied yield available on zero coupons (U.S. Treasury Rate) at the grant date with a remaining term equal to the expected life of the options. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive stock incentive awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value calculated by the Company.

The weighted average fair value of options granted under the 1994 Plan during the first six months of 2007 was $25.30 using the following assumptions: expected volatility of 27%; risk-free interest rate of 4.87%; and an expected average life of 6.0 years. The weighted average fair value of options granted under the 1994 Plan during the first six months of 2006 was $24.30 using the following assumptions; expected volatility of 30%; risk-free interest rate of 4.5%; and an expected average life of 6.6 years. There were no options granted during the second quarter of 2007 or 2006.

The following is a summary of stock option transactions during the six months ended June 30, 2007:

Stock Options:	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)

Outstanding at January 1, 2007	820,380	$36.07
Granted	124,984	67.20
Exercised	(123,293)	20.06
Forfeited	(26,923)	55.64
Outstanding at June 30, 2007	795,148	42.79	6.28	$11,089
Exercisable at June 30, 2007	373,841	29.25	4.26	$10,274

The total intrinsic value of options exercised during the second quarter of 2007 and first six months of 2007 was $1.2 million and $5.2 million, respectively. This compares to $133 thousand and $1.4 million during the second quarter and the first six months of 2006, respectively. Cash received from options exercised during the second quarter and the first six months of 2007 were $1.2 million and $2.5 million, respectively. Cash received from options exercised during the second quarter and the first six months of 2006 were $65 thousand and $886 thousand.

As of June 30, 2007, the unearned compensation cost related to non-vested stock options totaled $4.0 million to be recognized over a weighted average period of 4.65 years.

Restricted Stock

On April 26, 2006, the stockholders of the Company adopted the 2007 Non-employee Directors Restricted Stock Plan (“2007 Plan”). Under the 2007 Plan, the Company may grant up to 200,000 shares to non-employee Directors of the Company. 50% of the restricted shares will vest on the one-year anniversary date of the issuance and the remaining 50% will vest on the second-year anniversary date of the issuance. The Company issued 900 shares of restricted stock to each of the seven outside directors during the first quarter of 2007.

The following is a summary of the Company’s non-vested restricted stock as of June 30, 2007.

Non-vested Stock:	Number of Shares	Weighted Average Grant Date Fair Value

Outstanding at January 1, 2007	-	-
Granted	6,300	$67.26
Vested	(900)	$67.26
Forfeited	-	-
Outstanding at June 30, 2007	5,400	$67.26

The total fair value of the restricted stock awards that vested during the six months ended June 30, 2007 was $54 thousand. The vested shares were due to the retirement of a director. There were no restricted stock awards outstanding during 2006.

Stock-based compensation expense recorded in connection with the 2007 Plan totaled $114 thousand, net of tax, during the six months ended June 30, 2007. As of June 30, 2007, the total unrecognized compensation cost related to non-vested restricted awards was $227 thousand, and the weighted average period over which it is expected to be recognized was 1.5 years.

5.  In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, providing guidance on quantifying financial statement misstatement and implementation (e.g., restatement or cumulative effect to assets, liabilities and retained earnings) when first applying this guidance. SAB 108 was effective for fiscal years ending after November 15, 2006.  In connection with the adoption of SAB 108 during the fourth quarter of 2006, the Bank changed its practice for recording dividends on Federal Home Loan Bank (“FHLB”) stock and also adjusted its liabilities for accrued income taxes and pension costs as of January 1, 2006. These changes resulted in a $2,387,000 net increase in retained earnings as of January 1, 2006. The Bank now records the FHLB dividend when the final dividend amount is declared. The Bank had previously accrued the dividend when the FHLB declared the estimated dividend amount. Also related to the adoption of SAB No. 108, the Bank reversed a $275,000 excess Supplementary Executive Retirement Plan (“SERP”) accrual with a $159,000, net of tax, increase to Retained Earnings as of January 1, 2006. The Company believes the net effect of these adjustments was not material, either quantitatively or qualitatively. The effect of this change in practice decreased both accrued FHLB dividend receivable and net income of $209 thousand from prior filing, and those adjustments have been reflected into this filing as of and for the period ended June 30, 2006.

6.      The following table sets forth the net periodic benefit cost attributable to the Company’s Supplementary Executive Retirement Plan:

	Pension Benefits

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(In thousands)

Service cost	$76	$73	$152	$146
Interest cost	216	196	432	392
Amortization of net loss	96	112	192	224
Amortization of prior service cost	-	-	-	-
Net periodic benefit cost	$388	$381	$776	$762

Weighted Average Assumptions

Discount rate	5.75%	5.50%	5.75%	5.50%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%
Expected return on plan assets	N/A	N/A	N/A	N/A

The Company does not expect any significant changes to the amounts previously disclosed as contributions for benefit payments.

7. Subsequent Event

On August 1, 2007, the Board of Directors authorized the expansion of the Company’s stock repurchase program to permit repurchase of an additional 1.5 million shares.

8. Recent Accounting Pronouncements

In February 2007, SFAS Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115, was issued. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. We plan to adopt this statement on January 1, 2008, and we are currently evaluating the potential impact of this statement on our financial reporting.

In September 2006, SFAS Statement No. 157, Fair Value Measurements, was issued. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The statement clarifies that assumptions used in measuring fair value should consider the risk inherent in a particular valuation technique as well as credit and non-performance risk. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. We plan to adopt this statement on January 1, 2008, and we are currently evaluating the potential impact of this statement on our financial reporting.

In June 2006, the FASB issued Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes, an interpretation  of  FASB  Statement  No. 109, that clarifies the accounting for uncertainties in income taxes recognized in accordance with SFAS No. 109. The interpretation prescribes a recognition threshold and measurement attribute for the recognition and measurement of a tax position taken or expected to be taken in a tax return. Companies are required to determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position (assuming the taxing authority has full knowledge of all relevant facts). If the tax position meets the more likely than not criteria, the position is to be measured at the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement with the taxing authorities. Neither the Company, nor the Bank and its subsidiaries, has identified any uncertain tax positions as defined by FIN No. 48. Therefore, the  adoption of FIN No. 48, which is effective for financial statements issued for fiscal years beginning after December 15, 2006, did not have a material impact on the consolidated financial statements or results of operations.

Item 2.	Management’s Discussion and Analysis of Consolidated Balance Sheets and Consolidated Statements of Income

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

The Securities and Exchange Commission (“SEC”) maintains a web site which contains reports, proxy and information statements, and other information pertaining to registrants that file electronically with the SEC, including the Company. The internet address is: www.sec.gov. In addition, our periodic and current reports are available free of charge on our website at www.firstfedca.com as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.

Note regarding forward-looking statements:  This quarterly report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”).  All statements, other than statements of historical facts, included in this quarterly report that address activities, events or developments that we expect, believe or anticipate will or may occur in the future, are forward-looking statements.  These statements are based on certain assumptions and analyses made by us in light of our experience and perception of historical trends, current conditions, expected future developments and other factors the Company believe are appropriate in the circumstances.  These forward-looking statements are subject to various factors, many of which are beyond our control, which could cause actual results to differ materially from such statements. Such factors include, but are not limited to, the general business environment, interest rate fluctuations that may affect operating margins, the California real estate market, branch openings, regulatory actions, and competitive conditions in the business and geographic areas in which the Company conducts business..  In addition, these forward-looking statements are subject to assumptions as to future business strategies and decisions that are subject to change.  The Company makes no guarantees or promises regarding future results and assumes no responsibility to update such forward-looking statements.

Consolidated Balance Sheets

At June 30, 2007, FirstFed Financial Corp. ("Company"), the holding company for First Federal Bank of California and its subsidiaries ("Bank"), had consolidated stockholders’ equity of $724.3 million compared to $704.7 million at December 31, 2006 and $638.2 million at June 30, 2006.  Consolidated total assets at June 30, 2007 were $7.7 billion compared to $9.3 billion at December 31, 2006 and $10.3 billion at June 30, 2006. Our assets decreased during the first six months of 2007 because loan repayments and sales exceeded loan originations. Due to decreased activity in the California real estate market, loan originations decreased to $180.4 million during the second quarter of 2007 from $598.5 million during the second quarter of 2006. Loan payoffs and principal reductions totaled $806.0 million and $1.6 billion during the second quarter and the first six months of 2007. This compares with $736.5 million and $1.4 billion in the second quarter and the first six months of 2006. The volume of loans sold totaled $155.1 million and $341.3 million during the second quarter and first six months of 2007 compared to $170.2 million and $185.3 million during the second quarter and first six months of 2006.

Because substantially all of our loans are collateralized by properties located in California, the Company continuously monitors the California real estate market and the sufficiency of the collateral supporting our real estate loan portfolio. The Company considers several factors including the property location, the date of loan origination, the original loan-to-value ratio and the current loan-to-value ratio.

Values in the California real estate market have stagnated over the last several quarters after having increased substantially during the previous five years. In certain areas where rapid development caused the supply of homes to exceed demand, single family homes values have generally declined. As a result, the Bank has experienced an increase in non-performing assets throughout the state of California. Recent published reports have indicated that foreclosures are increasing at most financial institutions that originated residential loans over the past few years.  The foreclosure of these loans has significantly increased the inventory of homes for sale as well as the time required to sell these properties throughout California.  The California Association of Realtors has reported  that the May 2007 Unsold Inventory Index (the number of months it would take to sell the existing inventory of homes for sale at the current sales rate of homes) has risen to 10.7 months compared to 6.0 months for the same period in the prior year.

 It is expected that non-performing assets will continue to increase until real estate prices stabilize and the level of foreclosures in California begin to subside.  Non-performing assets as a percentage of total assets increased to 0.85% at June 30, 2007 compared to 0.21% at December 31, 2006 and 0.07% at June 30, 2006. To date, our non-performing assets are primarily the result of defaults on single family loans.

According to the UCLA Anderson Forecast for California, June 2007 Report (“Forecast”), the California economy is expected to remain sluggish through 2008 due to decreased activity in the construction and real estate finance industries. Recently, there has been a spike in mortgage defaults which the Forecast attributes to the use of option-ARMs at the height of the real estate boom. Due to the high levels of option-ARM loans expected to reset in the near future, mortgage defaults are expected to increase over the next several years. Still, the Forecast does not predict a dramatic decrease in home prices but expects a pattern of flat to slightly falling prices and weak sales volume for some time to come.

Lending Activities

Loan origination volume has decreased significantly during the first six months of 2007 compared to the first six months of 2006. One factor is the weak real estate market in the state of California which has decreased the overall demand for mortgage loans. Also, borrowers have preferred either fixed rate loans which we do not originate for our loan portfolio or adjustable rate loans at terms not suitable for our loan portfolio. During 2007 we have started to focus on originating loans for sale to other investors. Loans originated for sale comprised 77% of loan originations during the first six months of 2007 compared to 24% of loan originations during the first six months of 2006.

The following table summarizes total loan originations by property type:

	Six months ended
	June 30,
	2007	2006
	(In thousands)

Single family	$351,405	$1,158,306
Multi-family and commercial	76,947	148,618
Other (1)	11,533	17,303
Total	$439,885	$1,324,227

(1) Includes consumer loans and commercial business loans.

The following table summarizes single family loan originations by borrower documentation type for the periods indicated:
	Six months ended
	June 30,
	2007	2006
	(In thousands)

Verified Income/Verified Asset	$57,097	$244,833
Stated Income/Verified Asset	178,803	314,546
Stated Income/Stated Asset	59,897	366,718
No Income/No Asset	55,608	232,209
Total	$351,405	$1,158,306

On Verified Income/Verified Asset loans (“VIVA”), the borrower includes information on his/her income and assets, which is then verified. Loans that allow for a reduced level of documentation at origination are a significant percentage of single family loans originated in our market areas. On Stated Income/Stated Asset (“SISA”) loans, the borrower includes information on his/her level of income and assets that is not subject to verification. On Stated Income/Verified Assets (“SIVA”) loans, the borrower includes information on his/her level of income and that information is not subject to verification while information provided by the borrower on his/her assets is verified. For No Income/No Asset (“NINA”) loans, the borrower is not required to submit information on his/her level of income or assets. However, all single family loans, including NINA loans, require credit reports and appraisals. All multi-family loans and other real estate loans require complete customary documentation from the borrowers.

The Bank attempts to mitigate the inherent risk of making reduced documentation loans by evaluating the other characteristics of the loan, such as the creditworthiness of the borrower and the loan-to-value ratio based on the collateral’s appraised value at the origination date. The underwriting of these loans is based on the borrower’s credit score and credit history, intended occupancy, reasonableness of stated income and the value of the collateral. The creditworthiness of the borrower is based on the borrower’s credit score (“FICO”), prior use of and repayment of credit, job history and stability. The average borrower FICO score and average loan-to-value ratio on single family loan originations were 719 and 70%, respectively, for the first six months of 2007, compared to 720 and 73% for the comparable 2006 period.

The following table shows the composition of our single family loan portfolio by borrower documentation type at the dates indicated:

Documentation Type:	June 30, 2007	December 31, 2006	June 30, 2006
		(In thousands)

Verified Income/Verified Asset	$1,094,518	$1,322,883	$1,441,640
Stated Income/Verified Asset	1,676,326	2,120,962	2,287,280
Stated Income/Stated Asset	1,770,105	2,251,179	2,637,369
No Income/No Asset	610,581	749,201	834,472
Total	$5,151,530	$6,444,225	$7,200,761

The following table shows the composition of our single family loan portfolio at the dates indicated by original loan-to-value ratio:

Original LTV Ratio:	June 30, 2007	December 31, 2006	June 30, 2006
		(In thousands)

<65%	$930,601	$1,230,750	$1,403,038
65-70%	559,165	722,380	814,673
70-75%	638,813	802,885	907,344
75-80%	2,581,858	3,104,381	3,368,773
80-85%	82,049	111,678	140,333
85-90%	303,047	391,128	467,687
>90%	55,997	81,023	98,913
Total	$5,151,530	$6,444,225	$7,200,761

The following table shows the composition of our single family loan portfolio at the dates indicated by the FICO score of the borrower at origination:

FICO Score at Origination:	June 30, 2007	December 31, 2006	June 30, 2006
		(In thousands)

<620	$31,037	$36,428	$46,677
620-659	483,340	576,947	639,573
660-719	2,390,860	2,957,784	3,296,485
>720	2,201,498	2,824,692	3,164,583
Not Available	44,795	48,374	53,443
Total	$5,151,530	$6,444,225	$7,200,761

The following table summarizes total loan originations by type of index for the periods indicated:

	Six months ended
	June 30,
	2007	2006
	(In thousands)
Adjustable:
CODI	$4,275	$127,858
12MAT	62,479	352,809
COFI	131,296	805,050
Other	18,774	17,973
Hybrid and Fixed:	223,061	20,537
Total	$439,885	$1,324,227

At June 30, 2007, 96.84% of our loan portfolio was invested in adjustable rate products. Loans with interest rates that adjust monthly based on the 3-Month Certificate of Deposit Index (“CODI”) comprised 43.41% of the loan portfolio. Loans with interest rates that adjust monthly based on the 12-month average U.S. Treasury Security rate (“12MAT”) comprised 19.30% of the loan portfolio.  Loans with interest rates that adjust monthly based on the Federal Home Loan Bank (“FHLB”) Eleventh District Cost of Funds Index (“COFI”) comprised 32.19% of the loan portfolio. Loans with interest rates that adjust monthly based on the London Inter-Bank Offering Rate (“LIBOR”) and other indices comprised 1.94% of the loan portfolio.

Substantially all adjustable single family loans in the Bank’s loan portfolio allow for negative amortization when a scheduled monthly payment is not sufficient to pay the monthly interest accruing on the loan. Negative amortization, which results when interest earned by the Bank is added to borrowers’ loan balances, was $267.5 million at June 30, 2007, $215.8 million at December 31, 2006 and $136.4 million at June 30, 2006. Negative amortization as a percentage of all single family loans in the Bank’s loan portfolio was 5.19% at June 30, 2007 compared to 3.44% at December 31, 2006 and 1.89% at June 30, 2006. Negative amortization increased by $19.0 million during the second quarter of 2007 compared to an increase of $37.9 million during the second quarter of 2006. Negative amortization is increasing at a slower rate due to loan payoffs and the payment increases required under the terms of our adjustable rate loan notes. For the first six months of 2007, negative amortization increased by $51.7 million compared to $73.7 million for the first six months of 2006.

The portfolio of single family loans with a one-year fixed payment period totaled $3.6 billion at June 30, 2007, $4.6 billion at December 31, 2006 and $4.9 billion at June 30, 2006. The portfolio of single family loans with three-to-five year fixed payment periods totaled $1.3 billion at June 30, 2007, $1.8 billion at December 31, 2006 and $2.3 billion at June 30, 2006.

The amount of negative amortization that may occur in the loan portfolio is uncertain and is influenced by a number of factors outside of our control, including changes in the underlying index, the amount and timing of borrowers’ monthly payments, and unscheduled principal payments. If the applicable index were to increase and remain at relatively high levels, the amount of negative amortization occurring in the loan portfolio would be expected to trend higher, absent other mitigating factors such as increased prepayments or borrowers making monthly payments that meet or exceed the amount of interest then accruing on their mortgage loans. Similarly, if the index were to decline and remain at relatively low levels, the amount of negative amortization occurring in the loan portfolio would be expected to trend lower.

In September 2006, the OTS, along with the other federal banking agencies, published the final Interagency Guidance on Non-Traditional Mortgage Product Risks (“Guidance”), which addresses adjustable rate and interest-only loans. Non-Traditional products are generally defined in the Guidance as loans that allow for interest-only payments or have the potential for negative amortization. The Guidance states that underwriting standards should address the effect of a substantial payment increase on the borrower’s capacity to repay when loan amortization begins. Consequently, an institution’s analysis of a borrower’s repayment capacity should include an evaluation of their ability to repay the debt at the fully-indexed rate, assuming a fully-amortizing repayment schedule. The repayment analysis should also be based upon the initial loan amount plus any balance increase that may accrue from negative amortization. The Guidance also suggests that, in analyzing a borrower’s repayment capacity, a lender should avoid over-reliance on credit scores as a substitute for income, assets or outstanding liability verification in the underwriting process.

While the Guidance terms interest-only and negative amortization loans as “non-traditional”, the Bank has been offering adjustable rate loan products for over twenty years.  Prior to the issuance of the Guidance, the Bank had employed (and continues to employ) a number of the standards and practices suggested in the Guidance, such as using the fully-indexed rate in evaluating a borrower’s ability to repay a loan.  The Bank continues to assess the impact of the Guidance on our lending process.  The Bank will continue to closely monitor trends in the residential housing and lending markets, and make adjustments as deemed appropriate.  At this time, however, the Bank cannot predict the precise levels or the impact on our loan production as a result of the Guidance, as certain aspects of the Guidance are not specific and are subject to further interpretation by the Federal banking agencies.

The following table shows the components of our loan portfolio (including loans held for sale) by type at the dates indicated:

	June 30, 2007	December 31, 2006	June 30, 2006
	(In thousands)
REAL ESTATE LOANS:
First trust deed residential loans
One-to-four units	$5,151,530	$6,444,225	$7,200,761
Five or more units	1,649,551	1,811,966	1,930,261
Residential loans	6,801,081	8,256,191	9,131,022

OTHER REAL ESTATE LOANS:
Commercial and industrial	162,799	196,569	238,071

Second trust deeds	2,965	3,392	3,333
Other	4,270	-	4,322
Real estate loans	6,971,115	8,456,152	9,376,748

NON-REAL ESTATE LOANS:
Deposit accounts	1,123	825	496
Commercial business loans	78,949	83,759	82,446
Consumer	37,799	44,528	49,145
Loans receivable	7,088,986	8,585,264	9,508,835

LESS:
General valuation allowances – loan portfolio	114,894	109,768	103,875
Deferred loan origination costs, net	(20,334)	(41,956)	(58,901)
Net loans receivable	$6,994,426	$8,517,452	$9,463,861

The Bank recorded net loan charge-offs of $ 1.1 million and $1.8 million for the second quarter and the first six months of 2007, respectively. This compares to net loan charge-offs of $58 thousand and $83 thousand for the second quarter and the first six months of 2006, respectively. The allowance for loan losses totaled $114.9 million or 1.62% of gross loans outstanding at June 30, 2007. This compares with $109.8 million or 1.28% at December 31, 2006 and $103.9 million or 1.09% at June 30, 2006.

Loan Loss Allowances

Listed below is a summary of activity in our general valuation allowance during the periods indicated. There was no allowance for impaired loans during the first six months of 2007 or the first six months of 2006.

General Valuation Allowances
Balance at December 31, 2006:	$109,768
Provision for loan losses	6,900
Charge-offs:
Single family	(1,801)
Consumer loans	(50)
Total charge-offs	(1,851)
Recoveries	77
Net (charge-offs)/recoveries	(1,774)
Balance at June 30, 2007:	$114,894

General Valuation Allowances

Balance at December 31, 2005:	$97,558
Provision for loan losses	6,400
Charge-offs:
Consumer	(60)
Commercial	(26)
Total charge-offs	(86)
Recoveries	3
Net (charge-offs) / recoveries	(83)
Balance at June 30, 2006:	$103,875

Management is unable to predict future levels of loan loss provisions. Among other things, loan loss provisions are based on the level of loan charge-offs, foreclosure activity, other risks inherent in the loan portfolio, and the California economy.

Other Investments

The mortgage-backed securities portfolio, classified as available-for-sale, was recorded at fair value as of June 30, 2007. There was no unrealized gain or loss at June 30, 2007. This compares to net unrealized gains of $83 thousand and $94 thousand at December 31, 2006 and June 30, 2006, respectively.

The investment securities portfolio, classified as available-for-sale, was recorded at fair value as of June 30, 2007.  An unrealized loss of $406 thousand, net of taxes, was reflected in stockholders' equity as of June 30, 2007. This compares to a net unrealized gain of $222 thousand at December 31, 2006 and a net unrealized loss of $1.3 million at June 30, 2006.

Asset/Liability Management

Market risk is the risk of loss from adverse changes in market prices and interest rates.  Our market risk arises primarily from the interest rate risk inherent in our lending and liability funding activities.

Our interest rate spread typically decreases during periods of increasing interest rates. There is a three-month time lag before changes in COFI, and a two-month time lag before changes in 12MAT, CODI and LIBOR, which can be implemented with respect to our adjustable rate loans. Therefore, during periods immediately following interest rate increases, our cost of funds tends to increase faster than the yield earned on our adjustable rate loan portfolio. The reverse is true during periods immediately following interest rate decreases. The composition of our financial instruments that are subject to market risk has not changed materially since December 31, 2006.

The one year GAP, the difference between rate-sensitive assets and liabilities repricing within one year or less, was a positive $465.5 million or 6.07% of total assets at June 30, 2007.  In comparison, the one year GAP was a positive $695.9 million or 7.49% of total assets at December 31, 2006 and a positive $424.6 million or 4.14% of total assets at June 30, 2006.

Capital

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and percentages of total capital to assets. The Company meets the standards necessary to be deemed “well–capitalized” under the applicable regulatory requirements.

The following table summarizes our actual capital and required capital at June 30, 2007:

	Tangible Capital	Core Capital	Tier 1 Risk- based Capital	Risk-based Capital
	(Dollars in thousands)

Actual Capital:
Amount	$831,193	831,193	831,193	882,399
Ratio	10.84%	10.84%	20.61%	21.88%
FDICIA minimum required capital:
Amount	$115,003	306,675	-	322,628
Ratio	1.50%	4.00%	-	8.00%
FDICIA “well-capitalized” required capital:
Amount	$-	383,343	241,971	403,285
Ratio	-	5.00%	6.00%	10.00%

During the second quarter of 2007, the Bank paid a $25 million dividend to the Company. On July 18, 2007, the Bank paid an additional $25 million dividend to the Company.

The Company repurchased 623,654 shares of its common stock at an average price of $59.98 during the second quarter of 2007. During the first six months of 2007, shares repurchased totaled 767,954 at an average price of $60.57. On August 1, 2007, the Board of Directors authorized the expansion of the Company’s stock repurchase program to permit repurchase of an additional 1.5 million shares. An additional of 1,413,579 shares has been purchased through August 7, 2007 at an average price of $44.47 per share. The shares eligible for repurchase totaled 790,546 shares as of August 7, 2007.

On April 26, 2007, FirstFed Financial Corp. sold $50 million of fixed/floating rate senior debentures due in 2017. The Company plans to use the net proceeds for general corporate purposes, including the possible repurchase of additional shares of our stock. The debentures have a ten year maturity and have a fixed interest rate of 6.585% for the first five years and are adjustable thereafter based on the 3 month LIBOR index plus a margin of 1.60%.

Consolidated Statements of Income

The Company reported consolidated net income of $29.1 million or $1.74 per diluted share of common stock during the second quarter of 2007, compared to $32.5 million or $1.92 per diluted share of common stock during the second quarter of 2006. The decrease in net income was primarily due to a decrease in net interest income which resulted from a decrease in interest-earning assets triggered by loan payoffs which outpaced loan originations. Also, a large portion of loan production during 2007 was originated for sale. The volume of loans sold totaled $155.1 million and $341.3 million during the second quarter and first six months of 2007 compared to $170.2 million and $185.3 million during the second quarter and first six months of 2006.

The Company reported consolidated net income of $61.5 million or $3.66 per diluted share of common stock during the first six months of 2007, compared to $63.3 million or $3.74 per diluted share of common stock during the first six months of 2006. The decrease in net income was primarily due to lower net interest income which resulted from the same factors that decreased net interest income for the second quarter of 2007.

Net Interest Income

Net interest income decreased to $69.7 million for the second quarter of 2007 from $73.9 million for the second quarter of 2006. Loan payoffs, combined with loan sales, outpaced loan originations and caused average interest-earning assets during the second quarter of 2007 to decrease by 24% compared to the second quarter of 2006. The interest rate spread increased to 3.16% during the second quarter of 2007 from 2.62% during the second quarter of 2006 due to upward rate adjustments on the adjustable rate loan portfolio. Early payoff fees and late charges on loans decreased to $6.1 million for the second quarter of 2007 from $8.0 million during the second quarter of 2006.

Net interest income decreased to $144.9 million for the six months of 2007 from $148.4 million for the six months of 2006 also due to decreases in average interest-earning assets. Average interest-earning assets declined 20% during the first six months of 2007 compared to the first six months of 2006. The interest rate spread increased to 3.08% during the first six months of 2007 from 2.63% during the first six months of 2006 due to upward rate adjustments on the adjustable rate loan portfolio.

The following table sets forth: (i) the average daily dollar amounts of and average yields earned on loans and investment securities, (ii) the average daily dollar amounts of and average rates paid on savings deposits and borrowings, (iii) the average daily dollar differences, (iv) the interest rate spreads, and (v) the effective net spreads for the periods indicated:

	During the Six Months Ended June 30,
	2007	2006
	(Dollars in thousands)

Average loans (1)	$7,806,242	$9,714,149
Average investment securities	487,832	602,103
Average interest-earning assets	8,294,074	10,316,252

Average savings deposits	5,201,614	4,967,767
Average borrowings	2,436,988	4,807,607
Average interest-bearing liabilities	7,638,602	9,775,374
Excess of interest-earning assets over
interest-bearing liabilities	$655,472	$540,878

Yields earned on average interest-earning assets	7.84%	6.75%
Rates paid on average interest-bearing liabilities	4.76%	4.12%
Interest rate spread	3.08%	2.63%
Effective net spread (2)	3.49%	2.88%

Interest on loans	$311,833	$333,502
Interest and dividends on investments	13,320	14,504
Total interest income	325,153	348,006
Interest on deposits	115,118	89,940
Interest on borrowings	65,125	109,691
Total interest expense	180,243	199,631
Net interest income	$144,910	$148,375
(1)  Non-accrual loans are included in the average dollar amount of loans outstanding; however, there was no income included for the period in which loans were on non-accrual status.

    (2)  The effective net spread is a fraction, the numerator of which is net interest income and the denominator of which is the average amount of interest-earning assets.

Non-Interest Income and Expense

Non-interest income decreased to $4.0 million during the second quarter of 2007 from $4.6 million during the second quarter of 2006. The decrease was primarily due to a $472 thousand loss from real estate operations recorded during the second quarter of 2007 compared to net income of $245 thousand recorded during the second quarter of 2006. Also, gain on sale of loans decreased by $456 thousand during the second quarter of 2007 compared to the second quarter of 2006. These decreases were offset by a $235 thousand increase in loan servicing and other fees mainly due to fees earned on loans brokered to other financial institutions. Also, other operating income increased by $228 thousands primarily due to an increase in investment services income.

The net loss on real estate operations during the second quarter of 2007 resulted primarily from carrying costs associated with the increase in single family real estate owned. Also a $24 thousand write down of single family real estate owned was recorded during the second quarter of 2007. Real estate operations for the second quarter of 2006 included a $300 thousand recovery from a judgment that had been outstanding for several years.

Gain on sale of loans was $1.5 million during the second quarter of 2007 compared to $1.9 million during the second quarter of 2006. Results during the second quarter of 2007 include a $547 thousand loss recorded upon the transfer of $4.9 million in loans from the “held for sale” to the “held for investment” category. These loans will not be sold because of a defect, which may include a document deficiency or an investor guideline change while the loan was pending sale.  If certain documentation defects or guideline deficiencies cannot be corrected within a timely manner the loan is precluded from being included in the investor’s mortgage backed securities.  The volume of loans sold during the second quarter of 2007 was $155.1 million compared to $170.2 million during the second quarter of 2006.

Non-interest income increased to $9.6 million during the first six months of 2007 from $7.1 million during the first six months of 2006. Gain on sale of loans increased by $2.3 million during the first six months of 2007 compared to the first six months of 2006 due to a higher volume of loans sold during the first quarter of 2007 compared to the first quarter of the prior year. Loan servicing and other fees increased by $485 during the first six months of 2007 compared to the first six months of 2006 mostly due to additional fees earned on brokered loans. Other operating income increased by $403 thousand during the first six months of 2007 compared to the first six months of 2006 primarily due to increases in investment services income. These increases were offset by a loss from real estate operations which totaled $744 thousand for the first six months of 2007 compared to net income of $137 thousand for the first six months of 2006.

Gain on sale of loans was $4.4 million during the first six months of 2007 compared to $2.1 million during the first six months of 2006. The volume of loans sold during the first six months of 2007 totaled $341.3 million compared to $185.3 million during the first six months of 2006.

Non-interest expense increased to $20.6 million for the second quarter of 2007 from $19.4 million for the second quarter of 2006. The increase was mainly due to normal salary adjustments, salary and occupancy costs associated with the opening of new branches, increased assessments by the Office of Thrift Supervision and higher deposit insurance costs. As a result of the increased expenses and a decrease in average total assets, the ratio of non-interest expense to average total assets increased to 1.02% for the second quarter of 2007 compared to 0.75% for the second quarter of 2006.

Non-interest expense increased to $41.2 million for the six months of 2007 from $39.3 million for the first six months of 2006. The increase was primarily the result of the same factors that caused the increase in second quarter expenses compared to the second quarter of the prior year. Due to the increased expenses and a decrease in average total assets, the ratio of non-interest expense to average total assets increased to 0.97% for the first six months of 2007 from 0.75% for the first six months of 2006.

Non-accrual, Past Due, Modified and Restructured Loans

We accrue interest earned but uncollected for every loan without regard to its contractual delinquency status, and establish a specific interest allowance for each loan which becomes 90 days or more past due or which is in foreclosure. Loans requiring delinquent interest allowances (non-accrual loans) totaled $53.3 million at June 30, 2007, compared to $18.5 million at December 31, 2006 and $6.8 million at June 30, 2006. Delinquent interest allowances for loans in foreclosure and delinquent greater than 90 days increased to $2.3 million at June 30, 2007 compared to $769 thousand at December 31, 2006 and $328 thousand at June 30, 2006.

The Bank allows loan restructurings that result from temporary modifications of principal and interest payments or an extension of maturity dates. Under these arrangements, loan terms are typically reduced to no less than a monthly interest payment required under the note.  Any loss of revenues under the modified terms would currently be immaterial to us. Generally, if the borrower is unable to return to scheduled principal and interest payments at the end of the modification period, foreclosure proceedings are initiated or the modification period may be extended. The Bank had no modified loans as of June 30, 2007, but there were modified loans totaling $1.9 million as of June 30, 2006.

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

The following is a summary of impaired loans, net of valuation allowances for impairment, at the dates indicated:

	June 30, 2007	December 31, 2006	June 30, 2006
	(In thousands)
Non-accrual loans	$11,489	$2,544	$4,334
Other impaired loans	3,997	2,894	2,879
	$15,486	$5,438	$7,213

The Bank evaluates loans for impairment when the collectibility of contractual principal and interest payments is questionable.  When a loan is considered impaired the Bank measures impairment based on the present value of expected future cash flows (over a period not to exceed 5 years) discounted at the loan's effective interest rate. However, if the loan is "collateral-dependent" or foreclosure is probable, impairment is measured based on the fair value of the collateral.  When the measure of an impaired loan is less than the recorded investment in the loan, the Bank records an impairment allowance equal to the excess of our recorded investment in the loan over its measured value.

The following is a summary of information pertaining to impaired loans at the dates indicated:

	June 30, 2007	December 31, 2006	June 30, 2006
(In thousands)
Impaired loans without valuation allowances	$15,486	$5,438	$7,213
Impaired loans with valuation allowances	$-	$-	$-
Valuation allowances related to impaired loans	$-	$-	$-

	For the Three Months Ended
	June 30, 2007	December 31, 2006	June 30, 2006
	(In thousands)
Average investment in impaired loans	$11,431	$8,243	$7,210
Interest income recognized on impaired loans	$83	$300	$81
Interest income recognized on impaired loans using the cash basis of income recognition	$82	$300	$64

Asset Quality

The following table sets forth certain asset quality ratios at the dates indicated:

	June 30, 2007	December 31, 2006	June 30, 2006
Non-performing loans to gross loans receivable (1)	0.75%	0.22%	0.07%
Non-performing assets to total assets (2)	0.85%	0.21%	0.07%
Loan loss allowances to non-performing loans (3)	215%	593%	1,521%
Loan loss allowances to gross loans receivable	1.62%	1.28%	1.09%

(1)	Loans receivable are before deducting unrealized loan fees (costs), general valuation allowance and valuation allowances for impaired loans.
(2)         Non-performing assets are net of valuation allowances related to those assets.

(3)	Loan loss allowances include the general valuation allowance and valuation allowances for impaired loans.

Non-performing Assets

The Bank defines non-performing assets as loans delinquent over 90 days (non-accrual loans), loans in foreclosure and real estate acquired by foreclosure (real estate owned).  The following is an analysis of non-performing assets at the dates indicated:

	June 30, 2007	December 31, 2006	June 30, 2006
	(In thousands)
Non-accrual loans :
Single family	$53,330	$18,474	$5,129
Multi-family	-	-	1,680
Other	14	23	20
Total non-accrual loans	53,344	18,497	6,829
Real estate owned	11,774	1,094	-
Total non-performing assets	$65,118	$19,591	$6,829

.
Values in the California real estate market have stagnated over the last several quarters after having increased substantially during the previous five years. In certain areas where rapid development caused the supply of homes to exceed demand, single family homes values have generally declined. As a result the Bank has experienced an increase in non-performing assets throughout the state of California.

It is expected that non-performing assets will continue to increase until real estate prices stabilize and the level of foreclosures in the state begin to subside.  Non-performing assets as a percentage of total assets increased to 0.85% at June 30, 2007 compared to 0.21% at December 31, 2006 and 0.07% at June 30, 2006. To date, our non-performing assets are primarily the result of defaults on single family loans.

Sources of Funds

External sources of funds include savings deposits from several sources, advances from the FHLB of San Francisco, and securitized borrowings.

Savings deposits are accepted from retail banking offices, national deposit brokers, telemarketing sources and the internet. As the cost of each source of funds fluctuates from time to time, based on market rates of interest offered by us and other depository institutions, the Bank selects funds from the lowest cost source until the relative costs change.  We do not deem our use of any specific source of funds to have a material impact on our operations because the cost of funds, operating margins and net income associated with all of the sources are comparable.

Total savings deposits decreased by $276.1 million and $1.0 billion during the second quarter and the first six months of 2007, respectively. The decrease in deposits in the first six months of 2007 was primarily attributable to decreases in wholesale deposit sources, primarily deposits acquired from national brokerage firms (“brokered deposits”).  Retail deposit sources increased during the first six months of 2007.

Brokered deposits decreased by $324.3 million and $1.2 billion during the second quarter and the first six months of 2007, respectively. Loan payoffs and loan sales combined with increased deposits from the retail branches decrease our need for wholesale deposit sources Brokered deposits decreased to 33% of total deposits at June 30, 2007 from 49% at June 30, 2006. The Bank may solicit brokered funds without special regulatory approval because the Bank has sufficient capital to be deemed “well-capitalized” under the standards established by the Office of Thrift Supervision.

Deposits at retail branch offices increased by $65.5 million and $201.5 million for the second quarter and the first six months of 2007. Retail deposits comprised 63% and 49% of total deposits at June 30, 2007 and June 30, 2006, respectively. The Bank is actively seeking to expand our retail sources of deposits through the establishment of additional branch offices.  One new retail branch was opened during the first quarter of 2007 and three additional retail branches are scheduled to open later in 2007. The Bank is continuing to evaluate these and other potential branch sites in the Southern California area. However, there can be no assurance that any of these evaluations will result in the establishment of additional branch offices.

Telemarketing deposits decreased by $20.1 million and $44.2 million during the second quarter and the first six months of 2007, respectively. These are normally large deposits from pension plans, managed trusts and other financial institutions. The level of these deposits fluctuates based on the attractiveness of our rates compared to returns available to investors on alternative investments. Telemarketing deposits comprised 3% of total deposits at June 30, 2007 and June 30, 2006.

The Bank started accepting internet deposits over one year ago by posting our rates on internet rate boards. Internet deposits increased by $2.8 million and $751 thousand during the second quarter and the first six months of 2007, respectively, and comprised 1% of total deposits at June 30, 2007 and June 30, 2006.

Total borrowings decreased by $542.5 million and $572.5 million during the second quarter and the first six months of 2007, respectively, due to a decreased need for wholesale funding sources. Borrowings under reverse repurchase agreements increased by $2.5 million during the second quarter of 2007, but, overall, it decreased by $77.5 million during the first six months of 2007 due to net payoffs of collateral. FHLB advances decreased by $595.0 million and $545.0 million during the second quarter and the first six months of 2007 due to a decreased need for wholesale funding sources. Due to the decrease in FHLB advances over the last six months, $37.5 million in FHLB stock was redeemed during the first six months of 2007.

Internal sources of funds include amortized principal payments that can vary based upon the borrower’s option to adjust their loan payment amounts, as well as prepayments. The level of prepayment activity fluctuates based upon the availability of loans with lower interest rates and lower monthly payments. Loan prepayments and principal reductions totaled $806.0 million and $1.6 billion during the second quarter and the first six months of 2007, respectively, compared to $736.5 million and $1.4 billion during the second quarter and the first six months of 2006, respectively. Proceeds from the sale of loans to other financial institutions are another internal source of funds. The Bank sold $155.1 million and 341.3 million of loans to other investors during the second quarter and the first six months of 2007, respectively, compared to $170.2 million and $185.3 million during the second quarter and the first six months of 2006, respectively.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

See “Management’s Discussion and Analysis of Consolidated Balance Sheets and Consolidated Statements of Income- Asset/Liability Management” on page 19 hereof for Quantitative and Qualitative Disclosures about market risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under SEC rules, the Company are required to maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that the Company file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Within the 90-day period prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Our management, including our Chief Executive Officer and Chief Financial Officer, supervised and participated in the evaluation.  Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of the evaluation date, our disclosure controls and procedures the were effective in alerting management to material information that may be required to be included in our public filings.  In designing and evaluating the disclosure controls and procedures, management recognizes that any such controls and procedures can provide only reasonable assurance as to the control objectives.  Management is required to apply its judgment in evaluating the cost-benefit relationship of such controls and procedures.

Changes in Internal Controls

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II – OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Securities Holders

On April 25, 2007, the Company held its Annual Meeting of Stockholders for the purpose of voting on three proposals. The following are matters voted on at the meeting and the votes cast for, against or withheld, and abstentions as to each such matter.  There were no broker non-votes as to these matters.

1)	Election of Directors.
                                       For                             Withhold
James P. Giraldin                                               14,575,816                         160,340
Babette E. Heimbuch                                        14,525,092                         211,064

2)	Approval of the FirstFed Financial Corp. Executive Incentive Bonus Plan.

For                                                                      14,231,980
Against                                                                   391,610
Abstain                                                                   132.506

3)	Ratification of Grant Thornton LLP as independent public auditors for the Company for 2007.

For                                                                      14,631,599
Against                                                                       2,598
Abstain                                                                   101,959

Item 6.                       Exhibits

(3.1)	Restated Certificate of Incorporation filed as Exhibit 3.1 to Form 10-K for the fiscal year ended December 31, 1999 and incorporated by reference.
(3.2)	Bylaws filed as Exhibit 3.2 to Form 10-Q dated August 12, 2002 and incorporated by reference.
(4.1)	Amended and Restated Rights Agreement dated as of September 25, 1998, filed as Exhibit 4.1 to Form 8-A/A, dated September 25, 1998 and incorporated by reference.
(10.1)	Supplemental Executive Retirement Plan dated January 16, 1986 filed as Exhibit 10.5 to Form 10-K	for the fiscal year ended December 31, 1992 and incorporated by reference.
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
(10.4)	2007 Non-employee Directors Restricted Stock Plan filed as Appendix A to Schedule 14A, Proxy Statement for the Annual Stockholders’ Meeting held on April 26, 2006.
(31.1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31.2)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(32.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      FIRSTFED FINANCIAL CORP.
                                       Registrant

Date:  August 9, 2007                                                                                                        By:  /s/ Douglas J. Goddard
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

(4)
The registrant’s other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

(iii) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(iv) Disclosed in this report any change in the registrant’s internal control over financial reporting that    occurred during the registrant’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting;

(5)
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

(i) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(ii) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting; and

(6)
The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal control over financial reporting or in other factors that could significantly affect internal control over financial reporting subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 9th day of August, 2007.
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

(4)
The registrant’s other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

(iii) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(iv) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting;

(5)
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

(i) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(ii) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting; and

(6)
The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal control over financial reporting or in other factors that could significantly affect internal control over financial reporting subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 9th day of August, 2007.
                                               By: /s/ Douglas J. Goddard
                                                                Douglas J. Goddard
                                                                Chief Financial Officer

EXHIBIT 32.1

CEO CERTIFICATION

The undersigned, as Chief Executive Officer hereby certifies, to the best of her knowledge and belief, that:

(1)
the Form 10-Q of FirstFed Financial Corp. (the "Company") for the quarterly period ended June 30, 2007 (the "Report ") accompanying this certification fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

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

Date: August 9, 2007
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
                                                                Chief Executive Officer

EXHIBIT 32.2

CFO CERTIFICATION

The undersigned, as Chief Financial Officer hereby certifies, to the best of his knowledge and belief, that:

(1)
the Form 10-Q of FirstFed Financial Corp. (the "Company") for the quarterly period ended June 30, 2007 (the "Report ") accompanying this certification fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

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

Date: August 9, 2007
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