Form 10-Q
period 2007-09-30
FIRSTFED FINANCIAL CORP
filed 2007-11-07
CIK 810536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

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
Yes    *             No    ☑

As of November 7, 2007, 13,636,997 shares of the Registrant's $.01 par value common stock were outstanding.

FirstFed Financial Corp.
Index
Report on Form 10-Q
For the Quarterly Period Ended September 30, 2007

			Page
Part I.	Financial Information

	Item 1.	Financial Statements

		Consolidated Balance Sheets as of September 30, 2007, December 31, 2006 and September 30, 2006	3

		Consolidated Statements of Income for the three and nine months ended September 30, 2007 and 2006	4

		Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 and 2006	5

		Notes to Consolidated Financial Statements	6

	Item 2.	Management’s Discussion and Analysis of Consolidated Balance Sheets and Consolidated Statements of Income	12

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

	Item 4.	Controls and Procedures	27

Part II.	Other Information (omitted items are inapplicable)

	Item 4.	Submission of Matters to a Vote of Security Holders	28

	Item 6.	Exhibits	28

Signatures			29

Exhibits
	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	30

	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31

	32.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32

	32.2	Certification of Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	33

PART I - FINANCIAL STATEMENTS
Item 1. Financial Statements

FirstFed Financial Corp. and Subsidiary
Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	September 30, 2007	December 31, 2006	September 30, 2006
ASSETS
Cash and cash equivalents	$114,557	$151,090	$308,902
Investment securities, available-for-sale (at fair value)	327,351	311,850	292,468
Mortgage-backed securities, available-for-sale (at fair value)	47,923	57,197	61,670
Loans receivable, held for sale (fair value $218, $143,141 and $107,698)	218	140,860	106,463
Loans receivable, net of allowances for loan losses of $116,224, $109,768 and $106,858	6,632,392	8,376,592	9,052,708
Accrued interest and dividends receivable	45,120	54,812	54,758
Real estate owned, net (REO)	18,728	1,094	367
Office properties and equipment, net	16,295	16,569	16,543
Investment in Federal Home Loan Bank (FHLB) stock, at cost	76,751	118,979	116,936
Other assets	88,761	66,544	64,344
	$7,368,096	$9,295,587	$10, 075,159

LIABILITIES
Deposits	$4,466,519	$5,889,881	$5,988,414
FHLB advances	1,501,000	1,490,000	2,238,000
Securities sold under agreements to repurchase	520,000	978,448	950,000
Senior debentures	150,000	100,000	100,000
Accrued expenses and other liabilities	87,745	132,543	128,322
	6,725,264	8,590,872	9,404,736

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, par value $.01 per share;
authorized 100,000,000 shares; issued 23,966,227, 23,842,934 and 23,806,854 shares; outstanding 13,636,997, 16,648,338, and 16,612,258 shares	240	238	238
Additional paid-in capital	54,303	49,610	47,198
Retained earnings	856,993	772,537	739,162
Unreleased shares to employee stock ownership plan	(870)	(2,050)	(2,342)
Treasury stock, at cost, 10,329,230, 7,194,596, and 7,194,596 shares	(266,040)	(113,776)	(113,776)
Accumulated other comprehensive loss, net of taxes	(1,794)	(1,844)	(57)
	642,832	704,715	670,423
	$7,368,096	$9,295,587	$10,075,159

The accompanying notes are an integral part of these consolidated financial statements.

FirstFed Financial Corp. and Subsidiary
Consolidated Statements of Income
(Dollars in thousands, except per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Interest and dividend income:
Interest on loans	$134,090	$175,265	$445,923	$508,767
Interest on mortgage-backed securities	636	736	2,026	2,159
Interest and dividends on investments	5,687	7,472	17,617	20,553
Total interest income	140,413	183,473	465,566	531,479
Interest expense:
Interest on deposits	50,606	63,489	165,724	153,429
Interest on borrowings	27,628	46,366	92,753	156,057
Total interest expense	78,234	109,855	258,477	309,486

Net interest income	62,179	73,618	207,089	221,993
Provision for loan losses	4,500	3,000	11,400	9,400
Net interest income after provision for loan losses	57,679	70,618	195,689	212,593

Other income:
Loan servicing and other fees	550	537	2,364	1,866
Banking service fees	1,663	1,583	5,035	4,783
Gain on sale of loans	308	1,767	4,746	3,850
Real estate operations, net	(2,077)	(70)	(2,821)	67
Other operating income	610	229	1,369	585
Total other income	1,054	4,046	10,693	11,151

Non-interest expense:
Salaries and employee benefits	12,366	10,826	37,119	34,918
Occupancy	3,295	2,595	9,095	7,824
Advertising	194	164	636	963
Amortization of core deposit intangible	127	498	752	1,495
Federal deposit insurance	743	531	2,295	813
Data processing	535	559	1,738	1,762
OTS assessment	501	525	1,654	1,678
Legal	(1,352)	186	(359)	919
Other operating expense	2,253	2,459	6,964	7,303
Total non-interest expense	18,662	18,343	59,894	57,675

Income before income taxes	40,071	56,321	146,488	166,069
Income taxes	17,070	23,859	62,032	70,354
Net income	$23,001	$32,462	$84,456	$95,715

Net income	$23,001	$32,462	$84,456	$95,715
Other comprehensive income (loss), net of taxes	761	1,185	50	(491)
Comprehensive income	$23,762	$33,647	$84,506	$95,224

Earnings per share:
Basic	$1.58	$1.96	$5.32	$5.78
Diluted	$1.57	$1.93	$5.25	$5.68

Weighted average shares outstanding:
Basic	14,536,615	16,567,958	15,865,884	16,559,670
Diluted	14,693,226	16,853,849	16,075,136	16,865,595

The accompanying notes are an integral part of these consolidated financial statements.

FirstFed Financial Corp. and Subsidiary
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)
	Nine months ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$84,456	$95,715
Adjustments to reconcile net income to
Net cash provided by operating activities:
Net change in loans held-for-sale	140,642	(103,590)
Stock option compensation	1,584	1,411
Excess tax benefits related to stock option awards	(1,877)	(1,465)
Depreciation and amortization	1,906	1,613
Provision for loan losses	11,400	9,400
Amortization of fees and premiums/discounts	27,481	38,810
Increase in interest income accrued in excess
of borrower payments	(74,153)	(115,171)
REO write down	1,785	-
Gain on sale of loans	(4,746)	(3,850)
FHLB stock dividends	(4,038)	(7,499)
Change in deferred taxes	(19,963)	(16,816)
Change in current taxes	853	3,252
Decrease (increase) in interest and dividends receivable	9,692	(8,008)
(Decrease) increase in interest payable	(43,364)	25,187
Amortization of core deposit intangible asset	752	1,495
Increase in other assets	(3,093)	(1,498)
(Decrease) increase in accrued expenses and other liabilities	(2,463)	2,407
Total adjustments	42,398	(174,322)
Net cash provided by (used in) operating activities	126,854	(78,607)

CASH FLOWS FROM INVESTING ACTIVITIES:
Loans made to customers and principal collections
on loans, net	1,759,416	715,600
Net change in unearned loan fees	2,602	(21,821)
Proceeds from sale of real estate	2,849	-
Proceeds from maturities and principal payments
of investment securities, available-for-sale	50,043	66,277
Principal reductions on mortgage-backed securities,
available for sale	8,769	12,398
Purchase of investment securities, available for sale	(65,019)	(65,481)
Redemption of FHLB stock	46,265	96,259
Purchases of premises and equipment	(1,632)	(2,397)
Net cash provided by investing activities	1,803,293	800,835

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in retail and commercial deposits	185,793	236,849
Net (decrease) increase in brokered deposits	(1,609,155)	1,379,908
Net decrease in short term borrowings	(447,448)	(2,046,184)
Net increase (decrease) in long term borrowings	50,000	(85,000)
Proceeds from stock options exercised	2,474	999
Purchases of treasury stock	(152,264)	-
Excess tax benefits related to stock option awards	1,877	1,465
Other	2,043	5,445
Net cash used in financing activities	(1,966,680)	(506,518)
Net (decrease) increase in cash and cash equivalents	(36,533)	215,710
Cash and cash equivalents at beginning of period	151,090	93,192
Cash and cash equivalents at end of period	$114,557	$308,902

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

Earnings per Share

2.
Basic earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding for the period. Additionally diluted earnings per share include the effect of stock options and non-vested restricted stock, if dilutive. Earnings per common share have been computed based on the following:

	Three months ended September 30,
(In thousands, except share data)	2007	2006

Net income	$23,001	$32,462

Average number of common shares outstanding	14,536,615	16,567,958
Effect of dilutive stock options	156,611	285,891
Average number of common shares outstanding used to calculate diluted earnings per common share	14,693,226	16,853,849

There were 390,272 and 136,125 anti-dilutive shares excluded from the weighted average shares outstanding calculation during the third quarter of 2007 and the third quarter of 2006.

	Nine months ended September 30,
(In thousands, except share data)	2007	2006

Net income	$84,456	$95,715

Average number of common shares outstanding	15,865,884	16,559,670
Effect of dilutive stock options	209,252	305,925
Average number of common shares outstanding used to calculate diluted earnings per common share	16,075,136	16,865,595

There were 245,624 and 136,125 anti-dilutive shares excluded from the weighted average shares outstanding calculation during the first nine months of 2007 and the first nine months of  2006.

Cash and Cash Equivalents

3.
For purposes of reporting cash flows on the "Consolidated Statements of Cash Flows", cash and cash equivalents include cash, overnight investments and securities purchased under agreements to resell which mature within 90 days of the date of purchase.

Stock Options and Restricted Stocks

4.
The Company recorded stock-based compensation expense of $407 thousand and $1.3 million for the third quarter and first nine months of 2007. For the third quarter and first nine months of 2006, the Company recorded stock-based compensation expense of $403 thousand, net of tax, and $1.2 million, net of tax.

At September 30, 2007 the Company had options outstanding issued under two share-based compensation programs, the 1994 Stock Option and Appreciation Rights Plan (“1994 Plan”) and the 1997 Non-employee Directors Stock Incentive Plan (“Directors 1997 Plan”). At September 30, 2007, the number of shares authorized for option awards under the 1994 Plan totaled 1,762,610. No options were granted during the third quarter of 2007. The Directors 1997 Plan was terminated in connection with the implementation of a new plan during 2007. No new grants will be made under the Directors 1997 Plan.

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

The weighted average fair value of options granted under the 1994 Plan during the first nine months of 2007 was $25.30 using the following assumptions: expected volatility of 27%; risk-free interest rate of 4.87%; and an expected average life of 6.0 years. The weighted average fair value of options granted under the 1994 Plan during the first nine months of 2006 was $24.30 using the following assumptions; expected volatility of 30%; risk-free interest rate of 4.5%; and an expected average life of 6.6 years. There were no options granted during the third quarter of 2007 or 2006.

The following is a summary of stock option transactions during the nine months ended September 30, 2007:

Stock Options:	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)

Outstanding at January 1, 2007	820,380	$36.07
Granted	124,984	67.20
Exercised	(123,293)	20.06
Forfeited	(30,243)	56.66
Outstanding at September 30, 2007	791,828	$42.69	6.02	$9,179
Exercisable at September 30, 2007	373,841	$29.25	4.01	$7,862

There were no stock options exercised during the third quarter of 2007. The total intrinsic value of options exercised during first nine months of 2007 was $5.2 million. This compares to $263 thousand and $1.7 million during the third quarter and the first nine months of 2006. Cash received from options exercised during the first nine months of 2007 were $2.5 million. Cash received from options exercised during the third quarter and the first nine months of 2006 were $113 thousand and $999 thousand.

As of September 30, 2007, the unearned compensation cost related to non-vested stock options totaled $3.6 million to be recognized over a weighted average period of 4.43 years.

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

The following is a summary of the Company’s non-vested restricted stock as of September 30, 2007.

Non-vested Stock:	Number of Shares	Weighted Average Grant Date Fair Value

Outstanding at January 1, 2007	0	0
Granted	6,300	$67.26
Vested	(900)	$67.26
Forfeited	0	0
Outstanding at September 30, 2007	5,400	$67.26

The total fair value of the restricted stock awards that vested during the nine months ended September 30, 2007 was $54 thousand. The vested shares were due to the retirement of a director. There were no restricted stock awards outstanding during 2006.

Stock-based compensation expense recorded in connection with the 2007 Plan totaled $154 thousand, net of tax, during the nine months ended September 30, 2007. As of September 30, 2007, the total unrecognized compensation cost related to non-vested restricted awards totaled $159 thousand to be recognized over a weighted average period of 1.25 years.

Adoption of Staff Accounting Bulletin No. 108

5.  In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, providing guidance on quantifying financial statement misstatement and implementation (e.g., restatement or cumulative effect to assets, liabilities and retained earnings) when first applying this guidance. SAB 108 was effective for fiscal years ending after November 15, 2006.  In connection with the adoption of SAB 108 during the fourth quarter of 2006, the Bank changed its practice for recording dividends on Federal Home Loan Bank (“FHLB”) stock and also adjusted its liabilities for accrued income taxes and pension costs as of January 1, 2006. These changes resulted in a $2.4 million net increase in retained earnings as of January 1, 2006. The Bank now records the FHLB dividend when the final dividend amount is declared. The Bank had previously accrued the dividend when the FHLB declared the estimated dividend amount. Also related to the adoption of SAB 108, the Bank reversed a $275 thousand excess Supplementary Executive Retirement Plan (“SERP”) accrual with a $159 thousand, net of tax, increase to Retained Earnings as of January 1, 2006. The Company believes the net effect of these adjustments was not material, either quantitatively or qualitatively. The effect of this change in practice increased both accrued FHLB dividend receivable and net income of $166 thousand from the prior filing, and those adjustments have been reflected into this filing as of and for the period ended September 30, 2006.

Supplementary Executive Retirement Plan

6.      The following table sets forth the net periodic benefit cost attributable to the Company’s Supplementary Executive Retirement Plan:

	Pension Benefits

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(In thousands)

Service cost	$76	$73	$228	$219
Interest cost	216	196	648	588
Amortization of net loss	96	112	288	336
Amortization of prior service cost	-	-	-	-
Net periodic benefit cost	$388	$381	$1,164	$1,143

Weighted Average Assumptions

Discount rate	5.75%	5.50%	5.75%	5.50%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%
Expected return on plan assets	N/A	N/A	N/A	N/A

The Company does not expect any significant changes to the amounts previously disclosed as contributions for benefit payments.

Recent Accounting Pronouncements

7. In February 2007, SFAS Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115, was issued. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. We plan to adopt this statement on January 1, 2008, and we are currently evaluating the potential impact of this statement on our financial reporting.

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

Note regarding forward-looking statements:  This quarterly report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”).  All statements, other than statements of historical facts, included in this quarterly report that address activities, events or developments that we expect, believe or anticipate will or may occur in the future, are forward-looking statements. These statements are based on certain assumptions and analyses made by us in light of our experience and perception of historical trends, current conditions, expected future developments and other factors the Company believe are appropriate in the circumstances. These forward-looking statements are subject to various factors, many of which are beyond our control, which could cause actual results to differ materially from such statements. Such factors include, but are not limited to, the general business environment, interest rate fluctuations that may affect operating margins, the California real estate market, branch openings, regulatory actions, and competitive conditions in the business and geographic areas in which the Company conducts business. In addition, these forward-looking statements are subject to assumptions as to future business strategies and decisions that are subject to change. The Company makes no guarantees or promises regarding future results and assumes no responsibility to update such forward-looking statements.

Consolidated Balance Sheets

At September 30, 2007, FirstFed Financial Corp. ("Company"), the holding company for First Federal Bank of California and its subsidiaries ("Bank"), had consolidated stockholders’ equity of $642.8 million compared to $704.7 million at December 31, 2006 and $670.4 million at September 30, 2006. Consolidated total assets at September 30, 2007 were $7.4 billion compared to $9.3 billion at December 31, 2006 and $10.1 billion at September 30, 2006. Our assets decreased during the first nine months of 2007 because loan repayments and sales exceeded loan fundings. Due to decreased activity in the California real estate market, loan fundings decreased to $702.8 million during the first nine months of 2007 from $1.8 billion during the first nine months of 2006. Loan payoffs and principal reductions totaled $2.1 billion during the first nine months of 2007 compared to $2.0 billion in the first nine months of 2006. The volume of loans sold totaled $416.6 million during the first nine months of 2007 compared to $319.8 million during the first nine months of 2006.

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

The Bank has experienced an increase in non-performing assets throughout the state of California primarily due to defaults on single family loans.  Non-performing assets as a percentage of total assets increased to 1.40% at September 30, 2007 compared to 0.21% at December 31, 2006 and 0.11% at September 30, 2006. Recently published reports indicate that loan defaults and foreclosures are increasing at most financial institutions that have originated residential loans over the past few years. The foreclosure of these loans has significantly increased the inventory of homes for sale as well as the time required to sell these properties throughout California. The California Association of Realtors (“CAR”) has reported that the August 2007 Unsold Inventory Index (the number of months needed to sell the existing inventory of homes for sale at the current sales rate) has risen to 11.8 months compared to 5.9 months for the same period in the prior year. The median number of days it took to sell a single-family home was 55.5 days in August 2007, compared with 50.9 days for the same period a year ago. Home sales decreased 27.8% during August in California compared with the same period a year ago.

As a result of the increased loan defaults, the increased inventory of homes for sale, and the longer number of days on the market, home values in California are expected to remain soft throughout 2007 and to decrease by 4% during 2008 compared to 2007, according to CAR. It is expected that non-performing assets will continue to increase until real estate prices stabilize and the level of foreclosures in California begins to subside.

A contributing factor to the increase in foreclosures is the high volume of adjustable rate loans originated by mortgage lenders over the last few years which give borrowers the option of making less than a fully amortizing loan payment for initial periods ranging from 2-5 years. Borrowers who choose to make less than the fully amortizing loan payment experience high levels of negative amortization which causes a large payment increase at the end of the initial period. Defaults may occur because, very often, the minimum required payment more than doubles when the payment adjusts to an amount that will fully amortize the loan. Also, many lenders increased their funding of loans to borrowers with very low credit scores (sub prime mortgages) who are less able to afford a fully amortizing payment.

According to the UCLA Anderson Forecast for California, September 2007 Report (“Forecast”), the end of 2007 will mark the peak of subprime, adjustable rate mortgage resets. The Forecast expects mortgage defaults to peak sometime in the first half of 2008 and for the real estate markets to be a drag on the California economy for at least one year to come.  Job growth is forecasted to be less than 1% during this period due to worse-than-expected job loss in Financial Activities and unemployment is expected to peak at the end of 2008. According to the Forecast, mortgage problems are expected to moderate in late 2008 or early 2009 and the California economy is expected to return to normal by the end of 2009.

Lending Activities

Loan origination volume has decreased significantly during the first nine months of 2007 compared to the first nine months of 2006. One factor is the weak real estate market in the state of California which has decreased the overall demand for mortgage loans. Also, borrowers have preferred either longer term fixed-rate loans which we do not originate for our loan portfolio or adjustable rate loans at terms not suitable for our loan portfolio. During 2007 we started to focus on originating loans for sale to other investors. However, during the third quarter of 2007, the Bank was unable to sell loans in the secondary loan markets due to the liquidity crisis in the debt markets which affected mortgage lenders. As a result, $20.1 million in loans that were initially originated for sale were transferred to the held for investment portfolio as of September 30, 2007. Gains recorded during the third quarter of 2007 were negatively impacted by a $337 thousand adjustment recorded upon the transfer of loans to the held for investment portfolio.

The following table summarizes total loan fundings by type:

	Nine months ended
	September 30,
	2007	2006
	(In thousands)

Single family real estate	$518,027	$1,606,466
Multi-family and commercial real estate	171,447	204,642
Other (1)	13,356	29,108
Total	$702,830	$1,840,216

(1) Includes consumer loans and commercial business loans.

Loan originations funded by other mortgage lenders totaled $98.1 million during the first nine months of 2007 compared $51.0 million for the same period in 2006, and the fees received totaled $946 thousand during the first nine months of 2007 compared $495 thousand for the same period in 2006.

The following table summarizes total loan fundings by type of index for the periods indicated:

	Nine months ended
	September 30,
	2007	2006
	(In thousands)
Adjustable:
CODI	$4,275	$130,089
12MAT	78,201	449,710
COFI	269,403	1,105,055
Other	21,549	30,447
Hybrid and Fixed	329,402	124,915
Total	$702,830	$1,840,216

At September 30, 2007, 94.45% of our loan portfolio was invested in hybrid and adjustable rate products. Loans with interest rates that adjust monthly based on the 3-Month Certificate of Deposit Index (“CODI”) comprised 41.1% of the loan portfolio. Loans with interest rates that adjust monthly based on the 12-month average U.S. Treasury Security rate (“12MAT”) comprised 18.1% of the loan portfolio.  Loans with interest rates that adjust monthly based on the Federal Home Loan Bank (“FHLB”) Eleventh District Cost of Funds Index (“COFI”) comprised 33.4% of the loan portfolio. Loans with interest rates that adjust monthly based on the London Inter-Bank Offering Rate (“LIBOR”) and other indices comprised 1.9% of the loan portfolio.

The following table summarizes single family loan fundings by borrower documentation type for the periods indicated:
	Nine months ended
	September 30,
	2007	2006
	(In thousands)

Verified Income/Verified Asset	$146,983	$322,691
Stated Income/Verified Asset	229,951	482,271
Stated Income/Stated Asset	69,392	494,263
No Income/No Asset	71,701	307,241
Total	$518,027	$1,606,466

On Verified Income/Verified Asset loans (“VIVA”), the borrower includes information on his/her income and assets, which is then verified. Loans that allow for a reduced level of documentation at origination are a significant percentage of single family loans originated in our market areas. On Stated Income/Stated Asset (“SISA”) loans, the borrower includes information on his/her level of income and assets that is not subject to verification. On Stated Income/Verified Assets (“SIVA”) loans, the borrower includes information on his/her level of income and that information is not subject to verification while information provided by the borrower on his/her assets is verified. For No Income/No Asset (“NINA”) loans, the borrower is not required to submit information on his/her level of income or assets. However, all single family loans, including NINA loans, require credit reports and appraisals. All multi-family loans and other real estate loans require complete customary documentation from the borrowers. The Bank no longer originates SISA and NINA loans as of October, 2007.

The following table shows the composition of our single family loan portfolio by borrower documentation type at the dates indicated:

Documentation Type:	September 30, 2007	December 31, 2006	September 30, 2006
		(In thousands)

Verified Income/Verified Asset	$1,104,439	$1,322,883	$1,417,719
Stated Income/Verified Asset	1,549,968	2,120,962	2,227,739
Stated Income/Stated Asset	1,629,330	2,251,179	2,485,629
No Income/No Asset	573,356	749,201	808,999
Total	$4,857,093	$6,444,225	$6,940,086

The Bank attempts to mitigate the inherent risk of making reduced documentation loans by evaluating the other characteristics of the loan, such as the creditworthiness of the borrower and the loan-to-value ratio based on the collateral’s appraised value at the origination date. The underwriting of these loans is based on the borrower’s credit score and credit history, intended occupancy, reasonableness of stated income and the value of the collateral. The creditworthiness of the borrower is based on the borrower’s credit score (“FICO”), prior use of and repayment of credit, job history and stability. The average borrower FICO score and average loan-to-value ratio on single family loan fundings were 715 and 73.6% for the first nine months of 2007, compared to 716 and 73.3% for the comparable 2006 period.

The following table shows the composition of our single family loan portfolio by borrower documentation type at the dates indicated with weighted average LTV Ratio and FICO Score:

	September 30, 2007		December 31, 2006		September 30, 2006
	LTV Ratio	FICO Score	LTV Ratio	FICO Score	LTV Ratio	FICO Score
Verified Income/Verified Asset	73.5%	707	73.7%	706	73.7%	706
Stated Income/Verified Asset	74.0	715	73.7	717	73.7	717
Stated Income/Stated Asset	74.4	715	73.8	716	73.8	716
No Income/No Asset	70.4	729	69.8	729	69.9	728
Total Weighted Average	73.6%	715	73.3%	716	73.3%	716

The following table shows the composition of our single family loan portfolio at the dates indicated by the
FICO score of the borrower at origination:

FICO Score at Origination:	September 30, 2007	December 31, 2006	September 30, 2006
		(In thousands)

<620	$28,973	$36,428	$42,103
620-659	451,158	576,947	617,581
660-719	2,257,252	2,957,784	3,192,189
>720	2,075,981	2,824,692	3,036,127
Not Available	43,729	48,374	52,086
Total	$4,857,093	$6,444,225	$6,940,086

The Bank does not focus on the origination of subprime loans, which are generally considered to be loans with credit scores less than 620.

The following table shows the composition of our single family loan portfolio at the dates indicated by original loan-to-value ratio:

Original LTV Ratio:	September 30, 2007	December 31, 2006	September 30, 2006
		(In thousands)

<65%	$857,807	$1,230,750	$1,335,342
65-70%	533,522	722,380	783,122
70-75%	620,405	802,885	868,381
75-80%	2,428,641	3,104,381	3,297,879
80-85%	78,976	111,678	127,458
85-90%	283,094	391,128	435,378
>90%	54,648	81,023	92,526
Total	$4,857,093	$6,444,225	$6,940,086

The Bank generally requires that borrowers obtain private mortgage insurance on loans in excess of 80% of the appraised property value. On certain loans originated for the portfolio, the Bank charges premium rates and/or fees in exchange for waiving the insurance requirement. Management believes that the additional rates and fees that the Bank receives for these loans compensate for the additional risk associated with this type of loan. Subsequent to the origination of a portfolio loan, the Bank may purchase private mortgage insurance with the Bank’s own funds. Under certain mortgage insurance programs, the Bank acts as co-insurer and participates with the insurer in absorbing any future loss. As of September 30, 2007, December 31, 2006, and September 30, 2006, loans with co-insurance totaled $223.7 million, $295.1 million, and $317.6 million. Loans with initial loan-to-value ratios greater than 80% with no private mortgage insurance totaled $191.7 million at September 30, 2007, $292.4 million at December 31, 2006 and 342.0 million at September 30, 2006.

The following table shows the composition of our single family loan portfolio by geographic distribution at the date indicated:

	September 30, 2007		December 31, 2006		September 30, 2006
	(In thousands)
Los Angeles County	$1,166,069	24.01%	$1,583,346	24.57%	$1,711,425	24.66%
Bay Area	821,055	16.90	1,125,806	17.47	1,229,089	17.71
Central California Coast	635,300	13.08	858,371	13.32	932,748	13.44
San Diego Area	581,401	11.97	741,086	11.50	782,842	11.28
Orange County	446,986	9.20	581,269	9.02	624,608	9.00
San Bernardino/Riverside	393,920	8.11	541,959	8.41	581,579	8.38
San Joaquin Valley	315,497	6.50	390,520	6.06	415,017	5.98
Sacramento Valley	287,877	5.93	350,566	5.44	367,825	5.30
Other	208,988	4.30	271,302	4.21	294,953	4.25
Total	$4,857,093	100.00%	$6,444,225	100.00%	$6,940,086	100.00%

The following table shows the composition of our single family loan portfolio by year of origination as of September 30, 2007 (In thoudsnds):

2003 and Prior	$425,735	8.77%
2004	815,936	16.80
2005	2,294,932	47.25
2006	1,096,535	22.58
2007	223,955	4.60
Total	$4,857,093	100.00%

Substantially all adjustable single family loans in the Bank’s loan portfolio allow for negative amortization when a scheduled monthly payment is not sufficient to pay the monthly interest accruing on the loan. Negative amortization, which results when interest earned by the Bank is added to borrowers’ loan balances, was $290.0 million at September 30, 2007, $215.8 million at December 31, 2006 and $177.8 million at September 30, 2006. Negative amortization as a percentage of single family loans that have negative amortization in the Bank’s loan portfolio was 7.08% at September 30, 2007 compared to 3.93% at December 31, 2006 and 3.04% at September 30, 2006. Negative amortization increased by $22.5 million during the third quarter of 2007 compared to an increase of $41.4 million during the third quarter of 2006. Negative amortization is increasing at a slower rate due to loan payoffs and the payment increases required under the terms of our adjustable rate loan notes. For the first nine months of 2007, negative amortization increased by $74.2 million compared to $115.2 million for the first nine months of 2006.

The portfolio of single family loans with a one-year fixed payment period totaled $3.4 billion at September 30, 2007, compared to $4.6 billion at December 31, 2006 and $4.9 billion at September 30, 2006. The portfolio of single family loans with a three-to-five year fixed payment period totaled $1.2 billion at September 30, 2007 compared to $1.8 billion at December 31, 2006 and $2.1 billion at September 30, 2006.

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

The following table shows the components of our loan portfolio (including loans held for sale) by type at the dates indicated:

	September 30, 2007	December 31, 2006	September 30, 2006
	(In thousands)
REAL ESTATE LOANS:
First trust deed residential loans
One-to-four units	$4,857,093	$6,444,225	$6,940,086
Five or more units	1,610,892	1,811,966	1,909,002
Residential loans	6,467,985	8,256,191	8,849,088

OTHER REAL ESTATE LOANS:
Commercial and industrial	157,460	196,569	222,712
Second trust deeds	2,273	3,392	3,286
Other	4,251	-	4,703
Real estate loans	6,631,969	8,456,152	9,079,789

NON-REAL ESTATE LOANS:
Deposit accounts	1,206	825	827
Commercial business loans	69,244	83,759	87,069
Consumer	34,475	44,528	47,203
Loans receivable	6,736,894	8,585,264	9,214,888

LESS:
General valuation allowances – loan portfolio	116,224	109,768	106,858
Deferred loan origination costs, net	(11,940)	(41,956)	(51,141)
Net loans receivable	$6,632,610	$8,517,452	$9,159,171

The Bank recorded net loan charge-offs of $3.2 million and $4.9 million for the third quarter and the first nine months of 2007. This compares to net loan charge-offs of $17 thousand and $100 thousand for the third quarter and the first nine months of 2006. The allowance for loan losses totaled $116.2 million or 1.73% of gross loans outstanding at September 30, 2007. This compares with $109.8 million or 1.28% at December 31, 2006 and $106.9 million or 1.16% at September 30, 2006.

Loan Loss Allowances

Listed below is a summary of activity in our general valuation allowance during the periods indicated. There was no allowance for impaired loans during the first nine months of 2007 or the first nine months of 2006.

General Valuation Allowances
(In thousands)
Balance at December 31, 2006:	$109,768
Provision for loan losses	11,400
Charge-offs:
Single family	(5,008)
Consumer loans	(50)
Commercial loans	(52)
Total charge-offs	(5,110)
Recoveries	166
Net (charge-offs)/recoveries	(4,944)
Balance at September 30, 2007:	$116,224

General Valuation Allowances
(In thousands)
Balance at December 31, 2005:	$97,558
Provision for loan losses	9,400
Charge-offs:
Consumer	(74)
Commercial	(34)
Total charge-offs	(108)
Recoveries	8
Net (charge-offs) / recoveries	(100)
Balance at September 30, 2006:	$106,858

Management is unable to predict future levels of loan loss provisions. Among other things, loan loss provisions are based on the level of loan charge-offs, foreclosure activity, other risks inherent in the loan portfolio, and the California economy.

Other Investments

The mortgage-backed securities portfolio, classified as available-for-sale, was recorded at fair value as of September 30, 2007. An unrealized loss of $210 thousand, net of taxes, was reflected in stockholders’ equity as of September 30, 2007. This compares to net unrealized gains of $83 thousand and $94 thousand at December 31, 2006 and September 30, 2006.

The investment securities portfolio, classified as available-for-sale, was recorded at fair value as of September 30, 2007. An unrealized gain of $565 thousand, net of taxes, was reflected in stockholders' equity as of September 30, 2007. This compares to a net unrealized gain of $222 thousand at December 31, 2006 and a net unrealized loss of $1.3 million at September 30, 2006.

Asset/Liability Management

Market risk is the risk of loss from adverse changes in market prices and interest rates.  Our market risk arises primarily from the interest rate risk inherent in our lending and liability fundings activities.

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

The one year GAP, the difference between rate-sensitive assets and liabilities repricing within one year or less, was a positive $324.0 million or 4.40% of total assets at September 30, 2007.  In comparison, the one year GAP was a positive $695.9 million or 7.49% of total assets at December 31, 2006 and a positive $598.6 million or 5.94% of total assets at September 30, 2006. The decrease in one year GAP from December 31, 2006 to September 30, 2007 was primarily due to an increase in hybrid and fixed rate loans during the first nine months of 2007.

Capital

Quantitative measures established by regulations to ensure capital adequacy require the Company to maintain minimum amounts and percentages of total capital to assets. The Company meets the standards necessary to be deemed “well–capitalized” under the applicable regulatory requirements.

The following table summarizes our actual capital and required capital at September 30, 2007:

	Tangible Capital	Core Capital	Tier 1 Risk- based Capital	Risk-based Capital
	(In thousands)

Actual Capital:
Amount	$781,236	781,236	781,236	830,497
Ratio	10.61%	10.61%	20.17%	21.44%
FDICIA minimum required capital:
Amount	$110,470	294,586	-	309,910
Ratio	1.50%	4.00%	-	8.00%
FDICIA “well-capitalized” required capital:
Amount	$-	368,233	232,432	387,387
Ratio	-	5.00%	6.00%	10.00%

During the third quarter of 2007, the Bank paid a $75 million dividend to the Company. During the first nine months of 2007, the Bank paid a $100 million dividend to the Company.

The Company repurchased 2,372,980 shares of its common stock at an average price of $44.56 during the third quarter of 2007. During the first nine months of 2007, shares repurchased totaled 3,140,934 at an average price of $48.48. The shares eligible for repurchase totaled 1,181,145 shares as of November 7, 2007.

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

Consolidated Statements of Income

The Company reported consolidated net income of $23.0 million or $1.57 per diluted share of common stock during the third quarter of 2007, compared to $32.5 million or $1.93 per diluted share of common stock during the third quarter of 2006. The decrease in net income was primarily due to a decrease in net interest income which resulted from a decrease in interest-earning assets. The decrease in interest-earning assets was due to lower average loan balances which resulted from loan payoffs which outpaced loan fundings. Gain on sale of loans decreased during the third quarter of 2007 compared to the third quarter of 2006 due to a drop in loans sold and a one-time adjustment for loans transferred to the loan investment portfolio. Real estate operations resulted in a net loss during the third quarter due to write-downs and operating costs on single family foreclosed properties. Also, non-interest expense increased due to higher compensation costs and occupancy costs, but the increases were mitigated by an adjustment to legal expenses during the quarter.

The Company reported consolidated net income of $84.5 million or $5.25 per diluted share of common stock during the first nine months of 2007, compared to $95.7 million or $5.68 per diluted share of common stock during the first nine months of 2006. The decrease in net income was primarily due to lower net interest income which resulted from a decrease in average interest earning assets due to loan payoffs and increased loan sales during the first nine months of 2007 compared to the same period of 2006. Results during the first nine months of 2007 were also impacted by a higher gain on the sale of loans due to higher loan sales compared to the same period of the prior year and a net loss on real estate operations due to write-downs and operating costs on single family foreclosed properties. Also, non-interest expense increased during the first nine months of 2007 due to higher compensation costs, occupancy costs and deposit insurance costs compared to the same period of the prior year.

Net Interest Income

Net interest income decreased by $11.4 million or 15.5% to $62.2 million for the third quarter of 2007 from $73.6 million for the third quarter of 2006. Loan payoffs outpaced loan fundings and caused average interest-earning assets during the third quarter of 2007 to decrease by 28% compared to the third quarter of 2006. The interest rate spread increased by 44 basis points to 3.12% during the third quarter of 2007 from 2.68% during the third quarter of 2006 due to upward rate adjustments on the adjustable rate loan portfolio. Early payoff fees and late charges on loans decreased to $3.7 million for the third quarter of 2007 from $7.7 million during the third quarter of 2006 due to a decrease in loan payoffs compared to the prior year.

Net interest income decreased by $14.9 million or 6.7% to $207.1 million for the nine months of 2007 from $222.0 million for the nine months of 2006. The decrease was also due to lower average interest-earning assets due to a decrease in loan fundings and an increase in loan sales compared to the prior year. Average interest-earning assets decreased by 22% during the first nine months of 2007 compared to the first nine months of 2006. The interest rate spread increased by 44 basis points to 3.09% during the first nine months of 2007 from 2.65% during the first nine months of 2006 due to upward rate adjustments on the adjustable rate loan portfolio. Early payoff fees and late charges on loans decreased to $16.6 million for the first nine months of 2007 from $23.4 million during the first nine months of 2006 due to a decrease in loan payoffs compared to the prior year.

The following table sets forth: (i) the average daily dollar amounts of and average yields earned on loans and investment securities, (ii) the average daily dollar amounts of and average rates paid on savings deposits and borrowings, (iii) the average daily dollar differences, (iv) the interest rate spreads, and (v) the effective net spreads for the periods indicated:

	During the Nine Months Ended September 30,
	2007	2006
	(In thousands)

Average loans (1)	$7,459,006	$9,603,242
Average investment securities	477,189	597,117
Average interest-earning assets	7,936,195	10,200,359
Average savings deposits	5,010,165	5,256,443
Average borrowings	2,303,286	4,380,787
Average interest-bearing liabilities	7,313,451	9,637,230
Excess of interest-earning assets over interest-bearing liabilities	$622,744	$563,129

Yields earned on average interest-earning assets	7.82%	6.94%
Rates paid on average interest-bearing liabilities	4.73	4.29
Interest rate spread	3.09	2.65
Effective net spread (2)	3.48	2.90

Interest on loans	$445,923	$508,767
Interest and dividends on investments	19,643	22,712
Total interest income	465,566	531,479
Interest on deposits	165,724	153,429
Interest on borrowings	92,753	156,057
Total interest expense	258,477	309,486
Net interest income	$207,089	$221,993

(1)  Non-accrual loans are included in the average dollar amount of loans outstanding; however, there was no income included for the period in which loans were on non-accrual status.

    (2)  The effective net spread is a fraction, the numerator of which is net interest income and the denominator of which is the average amount of interest-earning assets.

Non-Interest Income and Expense

Non-interest income decreased to $1.1 million during the third quarter of 2007 from $4.0 million during the third quarter of 2006. The decrease was primarily due to a $2.1 million loss from real estate operations recorded during the third quarter of 2007 compared to net loss of $70 thousand recorded during the third quarter of 2006. Gain on sale of loans decreased to $308 thousand during the third quarter of 2007 from $1.8 million during the third quarter of 2006. These decreases were offset by an $80 thousand increase in service fees earned from retail banking operations and a $381 thousand increase in other operating income primarily due to an increase in investment services income.

The net loss on real estate operations during the third quarter and first nine months of 2007 resulted primarily from write-downs of $1.7 million and $1.8 million on real estate owned due to valuation adjustments and maintenance costs related to single family real estate owned. For the third quarter and the first nine months of 2006, real estate operations resulted in net losses of $70 thousand and net gains of $67 thousand.

The decrease in gain on sale of loans resulted from a $337 thousand loss recorded upon the transfer of $20.1 million in loans from the “held for sale” to the held for investment portfolio due to unfavorable secondary market conditions which made it difficult for the Bank to sell loans. The volume of loans sold during the third quarter of 2007 was $75.3 million compared to $134.5 million during the third quarter of 2006.

Non-interest income decreased to $10.7 million during the first nine months of 2007 from $11.2 million during the first nine months of 2006 due to increased losses on real estate owned, offset by increased gains on the sale of loans and higher loan servicing and other fees. Gain on sale of loans increased by $896 thousand during the first nine months of 2007 compared to the first nine months of 2006 due to a higher volume of loans sold during the first nine months of 2007 compared to the same period in prior year. Loan servicing and other fees increased by $498 thousand during the first nine months of 2007 compared to the first nine months of 2006 mostly due to additional fees earned on brokered loans. Other operating income increased by $784 thousand during the first nine months of 2007 compared to the first nine months of 2006 primarily due to increases in investment services income. These increases were offset by a loss from real estate operations which totaled $2.8 million for the first nine months of 2007 compared to net income of $67 thousand for the first nine months of 2006 mainly due to write-offs and operating costs on single family real estate owned.

Gain on sale of loans was $4.7 million during the first nine months of 2007 compared to $3.9 million during the first nine months of 2006. The volume of loans sold during the first nine months of 2007 totaled $416.6 million compared to $319.8 million during the first nine months of 2006.

Non-interest expense increased to $18.7 million for the third quarter of 2007 from $18.3 million for the third quarter of 2006. The increase was mainly due to normal salary adjustments, occupancy costs associated with the opening of new branches, increased assessments by the Office of Thrift Supervision (“OTS”) and higher deposit insurance costs. During the third quarter of 2007, legal expense decreased by $1.5 million due to the favorable outcome of a pending legal matter. Over five years ago, the Bank had established a reserve of $1.8 million due to probable loss of a legal matter. Due to a favorable court ruling in the third quarter of 2007, the accrual was reversed. As a result of the overall increase in expenses and the decrease in average total assets, the ratio of non-interest expense to average total assets increased to 0.99% for the third quarter of 2007 compared to 0.72% for the third quarter of 2006.

Non-interest expense increased to $59.9 million for the nine months of 2007 from $57.7 million for the first nine months of 2006. The increase was also the result of higher compensation costs, higher occupancy costs, increased assessments by the OTS and higher insurance costs. Due to the increase in expenses and a decrease in average total assets, the ratio of non-interest expense to average total assets increased to 0.97% for the first nine months of 2007 from 0.74% for the first nine months of 2006.

Non-accrual, Past Due, Modified and Restructured Loans

We accrue interest earned but uncollected for every loan without regard to its contractual delinquency status, and establish a specific interest allowance for each loan which becomes 90 days or more past due or which is in foreclosure. Loans requiring delinquent interest allowances (non-accrual loans) totaled $84.2 million at September 30, 2007, compared to $18.5 million at December 31, 2006 and $10.8 million at September 30, 2006. Delinquent interest allowances for loans in foreclosure and delinquent greater than 90 days increased to $3.6 million at September 30, 2007 compared to $769 thousand at December 31, 2006 and $499 thousand at September 30, 2006.

The Bank allows loan restructurings that result from temporary modifications of principal and interest payments or an extension of maturity dates. Under these arrangements, loan terms are typically reduced to no less than a monthly interest payment required under the note. Any loss of revenues under the modified terms would currently be immaterial to us. Generally, if the borrower is unable to return to scheduled principal and interest payments at the end of the modification period, foreclosure proceedings are initiated or the modification period may be extended. The Bank had $1.1 million in modified loans as of September 30, 2007 compared to $1.8 million as of December 31, 2006 and $1.9 million as of September 30, 2006.

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

The following is a summary of impaired loans, net of valuation allowances for impairment, at the dates indicated:

	September 30, 2007	December 31, 2006	September 30, 2006
	(In thousands)
Non-accrual loans	$11,907	$2,544	$4,485
Other impaired loans	4,478	2,894	2,884
	$16,385	$5,438	$7,369

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

The following is a summary of information pertaining to impaired loans at the dates indicated:

	September 30, 2007	December 31, 2006	September 30, 2006
(In thousands)
Impaired loans without valuation allowances	$16,385	$5,438	$7,369
Impaired loans with valuation allowances	$-	$-	$-
Valuation allowances related to impaired loans	$-	$-	$-

	September 30, 2007	December 31, 2006	September 30, 2006
	(In thousands)
Average investment in impaired loans	$15,264	$8,243	$7,267
Interest income recognized on impaired loans	$258	$300	$100
Interest income recognized on impaired loans using the cash basis of income recognition	$213	$300	$100

Asset Quality

The following table sets forth certain asset quality ratios at the dates indicated:

	September 30, 2007	December 31, 2006	September 30, 2006
Non-performing loans to gross loans receivable (1)	1.25%	0.22%	0.12%
Non-performing assets to total assets (2)	1.40%	0.21%	0.11%
Loan loss allowances to non-performing loans (3)	138%	593%	994%
Loan loss allowances to gross loans receivable	1.73%	1.28%	1.16%

(1)	Loans receivable are before deducting unrealized loan fees (costs), general valuation allowance and valuation allowances for impaired loans.

(2)        Non-performing assets are net of valuation allowances related to those assets.

(3)	Loan loss allowances include the general valuation allowance and valuation allowances for impaired loans.

Non-performing Assets

The Bank defines non-performing assets as loans delinquent over 90 days (non-accrual loans), loans in foreclosure and real estate acquired by foreclosure (real estate owned).  The following is an analysis of non-performing assets at the dates indicated:

	September 30, 2007	December 31, 2006	September 30, 2006
	(In thousands)
Non-accrual loans :
Single family	$82,970	$18,474	$8,954
Multi-family and commercial	1,245	0	1,775
Other	3	23	26
Total non-accrual loans	84,218	18,497	10,755
Real estate owned	18,728	1,094	367
Total non-performing assets	$102,946	$19,591	$11,122

The Bank has experienced an increase in non-performing assets primarily due to defaults on single family loans.  Non-performing assets as a percentage of total assets increased to 1.40% at September 30, 2007 compared to 0.21% at December 31, 2006 and 0.11% at September 30, 2006.  It is expected that non-performing assets will continue to increase until real estate prices stabilize and the level of foreclosures in California begins to subside.

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

Total retail and commercial deposits at branch offices increased by $36.6 million and $238 million for the third quarter and the first nine months of 2007. Retail deposits comprised 70% of total deposits at September 30, 2007 and compared to 46% at September 30, 2006. The Bank is actively seeking to expand our retail sources of deposits through the establishment of additional branch offices. One new retail branch was opened during the first quarter of 2007, one additional retail branch is scheduled to open late in 2007, and five additional retail branches are scheduled to open during 2008. The Bank is continuing to evaluate these and other potential branch sites in the Southern California area. However, there can be no assurance that any of these evaluations will result in the establishment of additional branch offices.

Telemarketing deposits decreased by $4.7 million and $48.9 million during the third quarter and the first nine months of 2007. These are normally large deposits from pension plans, managed trusts and other financial institutions. The level of these deposits fluctuates based on the attractiveness of our rates compared to returns available to investors on alternative investments. Telemarketing deposits comprised 3% of total deposits at September 30, 2007 compared to 2% at September 30, 2006.

The Bank started accepting internet deposits about two years ago by posting our rates on internet rate boards. Internet deposits decreased by $4.1 million and $3.3 million during the third quarter and the first nine months of 2007, and comprised 1% of total deposits at September 30, 2007 and September 30, 2006.

Brokered deposits decreased by $409.3 million and $1.6 billion during the third quarter and the first nine months of 2007. Loan payoffs and loan sales combined with increased deposits from the retail branches decrease our need for wholesale deposit sources. Brokered deposits decreased to 26% of total deposits at September 30, 2007 from 51% at September 30, 2006. The Bank may solicit brokered funds without special regulatory approval because the Bank has sufficient capital to be deemed “well-capitalized” under the standards established by the Office of Thrift Supervision.

Total borrowings increased by $175.1 million during the third quarter, but, overall, borrowings decreased by $397.4 million during the first nine months of 2007 due to a decreased need for wholesale fundings sources. Borrowings under reverse repurchase agreements decreased by $380.9 million and $458.4 million during the third quarter and the first nine months of 2007 due to net payoffs of collateral. FHLB advances increased by $556 million and $11 million during the third quarter and the first nine months of 2007.

Internal sources of funds include amortized principal payments that can vary based upon the borrower’s option to adjust their loan payment amounts, as well as prepayments. The level of prepayment activity fluctuates based upon the availability of loans with lower interest rates and lower monthly payments. Loan prepayments and principal reductions totaled $529.3 million and $2.1 billion during the third quarter and the first nine months of 2007, compared to $707.8 million and $2.0 billion during the third quarter and the first nine months of 2006. Proceeds from the sale of loans to other financial institutions are another internal source of funds. The Bank sold $75.3 million and $416.6 million of loans to other investors during the third quarter and the first nine months of 2007, compared to $134.5 million and $319.8 million during the third quarter and the first nine months of 2006.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

See “Management’s Discussion and Analysis of Consolidated Balance Sheets and Consolidated Statements of Income-Asset/Liability Management”
on page 20 hereof for    Quantitative and Qualitative Disclosures about market risk.

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

                      None

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

                                               FIRSTFED FINANCIAL CORP.
                                               Registrant

Date:  November 7, 2007                                                                                                             By: /s/ Douglas J. Goddard
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

Dated this 7th day of November, 2007.
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

Dated this 7th day of November, 2007.
                                                       By: /s/ Douglas J. Goddard
                                                                        Douglas J. Goddard
                                       Chief Financial Officer

EXHIBIT 32.1

CEO CERTIFICATION

The undersigned, as Chief Executive Officer hereby certifies, to the best of her knowledge and belief, that:

(1)
the Form 10-Q of FirstFed Financial Corp. (the "Company") for the quarterly period ended September 30, 2007 (the "Report ") accompanying this certification fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

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

Date: November 7, 2007
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
                                                                        Chief Executive Officer

EXHIBIT 32.2

CFO CERTIFICATION

The undersigned, as Chief Financial Officer hereby certifies, to the best of his knowledge and belief, that:

(1)
the Form 10-Q of FirstFed Financial Corp. (the "Company") for the quarterly period ended September 30, 2007 (the "Report ") accompanying this certification fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

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

Date: November 7, 2007
       By: /s/ Douglas J. Goddard
                                                                    Douglas J. Goddard
                                                                    Chief Financial Officer and
                                                                  Executive Vice President