Form 10-K
period 2007-12-31
FIRSTFED FINANCIAL CORP
filed 2008-02-29
CIK 810536

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
                                                                  OF THE SECURITIES EXCHANGE ACT OF 1934
                                                                  For the Fiscal Year Ended December 31, 2007
                                                  OR
[  ]                                                                                          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                                                                  OF THE SECURITIES EXCHANGE ACT OF 1934

                                                            For the Transition Period from  _____ to  _____

                                                                                                                         Commission File Number: 1-9566
                                                           FirstFed Financial Corp.
                                                                 (Exact name of registrant as specified in its charter)

                                                              Delaware                                                                         95-4087449
                                                                          (State or other jurisdiction of                                      (I. R. S. Employer Identification No.)
                                                          incorporation or organization)

                                                                    401 Wilshire Blvd.
                                                              Santa Monica, California                                                                   90401
                                                                   (Address of principal executive offices)                                                  (Zip Code)

                                                         Registrant's telephone number, including area code:  (310) 319-6000

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
Yes [X]      No [  ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.
 Yes [  ]     No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]      No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (sub-section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.
Yes [  ]      No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Act).
Large accelerated filer [X]                                                      Accelerated filer [  ]                                           Non-accelerated filer [  ]                                           Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [  ]      No [X]

The approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2007 was $838,897,000, based on the closing sales price of the registrant’s common stock on the New York Stock Exchange on such date of $56.73 per share.  For purposes of the preceding sentence only, all directors, executive officers and beneficial owners of ten percent or more of the common stock, as well as participants in the Company’s Employee Stock Ownership Plan (“ESOP”), are assumed to be affiliates.

The number of shares of registrant’s $0.01 par value common stock outstanding as of February 19, 2008: 13,676,553.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for Annual Meeting of Stockholders to be held April 30, 2008 (“Proxy Statement”) (Parts II, III & IV).

Disclosure Regarding Forward-looking Statements

This Annual Report on Form 10-K for the year ended December 31, 2007 includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical facts, included in this Annual Report that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, including, but not limited to, such matters as future product development, business development, competition, future revenues, business strategies, expansion and growth of the Company’s operations and assets and other such matters are forward-looking statements. These kinds of statements are signified by words such as “believes,” “anticipates,” “expects,” “intends,” “may”, “could,” and other similar expressions. However, these words are not the exclusive means of identifying such statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, including the risk factors discussed below, general economic and business conditions, the business opportunities (or lack thereof) that may be presented to and pursued by the Company, changes in law or regulations and other factors, many of which are beyond the Company’s control. Specific factors that could cause results to differ materially from historical results or those anticipated are: (1) the level of demand for adjustable rate mortgages, which is affected by external factors such as interest rates and the strength of the California economy; (2) fluctuations between consumer interest rates and the cost of funds; (3) federal and state regulation of lending, deposit and other operations; (4) competition for financial products and services within the Bank’s market areas; (5) operational and infrastructural risks; (6) capital market activities; and (7) critical accounting estimates. Investors are cautioned that any such statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in the forward-looking statements. The Company does not undertake to update any forward-looking statements, except to the extent that it is obligated to do so under applicable law. Investors are also referred to the more detailed discussion of risk factors in “Risk Factors” and “ Management’s Discussion and Analysis” in this Report.

                                               FirstFed Financial Corp.
                                                               Index
                                                                                                                                                                                                                                                            Page

Part I	Item 1.	Business	4

	Item 1A.	Risk Factors	24

	Item 1B.	Unresolved Staff Comments	26

	Item 2.	Properties	26

	Item 3.	Legal Proceedings	26

	Item 4.	Submission of Matters to a Vote of Security Holders	26

Part II	Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and
		Issuer Purchasers of Equity Securities	27

	Item 6.	Selected Financial Data	29

	Item 7.	Management's Discussion and Analysis of Financial Condition and
		Results of Operations	30

	Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	48

	Item 8.	Financial Statements and Supplementary Data	52

		Notes to Consolidated Financial Statements	56

		Report of Independent Registered Public Accounting Firm	83

	Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial
		Disclosure	84

	Item 9A.	Controls and Procedures	84

	Item 9B.	Other Information	84

Part III	Item 10.	Directors and Executive Officers of the Registrant	86

	Item 11.	Executive Compensation	86

	Item 12.	Security Ownership of Certain Beneficial Owners and
		Management and Related Stockholder Matters	86

	Item 13.	Certain Relationships and Related Transactions	86

	Item 14.	Principal Accounting Fees and Services	86

Part IV	Item 15.	Exhibits, Financial Statement Schedule	87

		Signatures	88

		Power of Attorney	88

Exhibits
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
	of 2002		89
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
	of 2002		90
32.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1350, as adopted
	pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		91
32.2	Certification of Chief Financial Officer pursuant to 18 USC Section 1350, as adopted
	pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		92

PART I
ITEM 1. — BUSINESS

General Description

FirstFed Financial Corp., a Delaware Corporation ["FFC,” and collectively with its sole and wholly-owned subsidiary, First Federal Bank of California (the "Bank"), the "Company"], was incorporated on February 3, 1987. Since September 22, 1987, FFC has operated as a savings and loan holding company engaged primarily in the business of owning the Bank. Because the Company does not presently engage in any significant independent business operations, substantially all income and performance figures herein reflect the operations of the Bank.

The Bank was organized in 1929 as a state-chartered savings and loan association, and, in 1935, converted to a federal mutual charter. In February 1983, the Bank obtained a federal savings bank charter, and, in December 1983, converted from mutual to stock ownership. At the date of this filing our executive offices are located at 401 Wilshire Boulevard, Santa Monica, California, telephone number (310) 319-6000. We have definitive plans to move our executive offices to 12555 W. Jefferson Boulevard, Los Angeles, California, in March 2008.

The Company is a savings and loan holding company and the holding company, as well as our bank subsidiary, are subject to examination and regulation by the Office of Thrift Supervision (“OTS”). Our deposits are insured through the Deposit Insurance Fund (“DIF”) of the Federal Deposit Insurance Corporation (“FDIC”), and we are subject to regulation by the FDIC. We are a member of the Federal Home Loan Bank (“FHLB”) of San Francisco, which is one of the 12 regional banks comprising the Federal Home Loan Bank System. We are also subject to certain regulations of the Board of Governors of the Federal Reserve System (“FRB”) with respect to reserves required to be maintained against deposits and certain other matters. See “—Summary of Material Legislation and Regulations—”.

The Company’s periodic and current reports are available free of charge on our website at www.firstfedca.com as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”).

Our principal business is attracting checking and savings deposits from the general public, and using such deposits, together with borrowings and other funds, to make real estate, business and consumer loans.

We derive our revenues principally from interest and fees on loans and interest on investments. Our major items of expense are interest on deposits and borrowings, and general and administrative expense.

As of January 31, 2008, we operated 33 full-service banking branches, all located in Southern California.  Permission to operate full-service branches is granted by the OTS. In addition to these branches, we operate two lending offices located in Southern and Northern California, a call center that conducts transactions with deposit and loan clients by telephone, and an internet website through which clients can open accounts, transfer funds or pay bills. We offer wealth management and trust services to complement the other services currently offered by the retail branches and our business banking division. Revenues from wealth management and trust services have comprised less than 1% of revenues for the last three years.

At December 31, 2007, the Company had assets totaling $7.2 billion, compared to $9.3 billion at December 31, 2006 and $10.5 billion at December 31, 2005. Total assets have decreased over the last two years due to loan payoffs and a decline in loan originations. The Company recorded net income of $92.9 million for 2007, compared to $129.1 million for 2006 and $91.7 million for 2005.

The Bank originates loans in both Southern California and Northern California. Single family loans originated in Northern California comprised 33% of the number of loans originated during 2007, compared to 42% during 2006 and 47% during 2005. The majority of our residential loans are obtained from wholesale loan brokers. Residential loans are also offered by all of our full-service branches. In addition, we have an income property lending group and a commercial banking group, which lend primarily in Southern California.

At the end of 2006, we began soliciting residential loans from wholesale loan brokers in states outside of California (specifically, Washington, Oregon, Utah, Nevada and Arizona). No loans were originated outside of California during 2006 and fewer than $2.0 million were originated outside of California during 2007. In January 2008, we terminated our origination of loans outside of California due to unfavorable changes in the real estate and mortgage markets.

The Bank has three wholly-owned subsidiaries: Seaside Financial Corporation, Oceanside Insurance Agency, Inc. and Santa Monica Capital Group, all of which are California corporations. See "—Subsidiaries—".

Current Operating Environment

The Company's operating results are significantly influenced by national and regional economic conditions, monetary and fiscal policies of the federal government, local housing demand and affordability, and general levels of interest rates.

The economic environment for California and the nation deteriorated during 2007 and has continued to do so thus far during 2008. Single family property values are declining and delinquencies and foreclosures are increasing. According to a California Association of Realtors press release dated January 29, 2008, the number of home sales in California decreased by 33.4% during December 2007 compared with the same period a year ago and the median price of an existing home fell by 16.5% during the same period.

Adjustable rate mortgages that have reached their maximum allowable negative amortization and now require an increased payment have contributed to the increase in delinquent loans. Of the loans outstanding as of December 31, 2007, 1,550 mortgages with principal balances totaling $720.8 million reached their maximum negative amortization and were recast during 2007. We expect another 1,960 mortgages with principal balances totaling $907.3 million to reach their maximum negative amortization in 2008 and an additional 1,677 mortgages with principal balances totaling $752.8 million to reach their maximum in 2009. This could lead to further delinquencies and foreclosures, particularly if economic conditions do not improve during this time frame.

Many borrowers who had hoped to refinance mortgages after the initial payment period are now finding it difficult to find and/or qualify for new loans with similar terms. Also, due to the secondary market liquidity crisis, which caused many non-bank lenders to exit the mortgage markets last summer, there are fewer financing options available to borrowers compared to previous years. Borrowers are finding: (1) more stringent documentation requirements than when they initially obtained their loans, (2) they cannot refinance their loan for the same amount because their property value is worth less than at loan origination, and (3) even though the property is worth less, the principal balance may be 10 to 25% higher due to negative amortization. As a result, these borrowers may be faced with fully-amortizing payment amounts that could be two or three times higher than their original payment amount.

Single family non-accrual loans (greater than 90 days delinquent or in foreclosure) increased to $179.7 million at December 31, 2007 from $18.5 million as of December 31, 2006 and $3.6 million at December 31, 2005. Of the $179.7 million of non-accrual loans, $96.7 million became non-accrual in the fourth quarter of 2007. Due to the increase in single family loans in foreclosure or delinquent greater than 90 days, our non-performing assets ratio increased to 2.79% of total assets at the end of 2007 from 0.21% of total assets at the end of 2006 and 0.05% of total assets at the end of 2005.

Also of concern is the trend in single family loans delinquent less than 90 days. These loans increased to $236.7 million as of December 31, 2007 from $12.9 million as of December 31, 2006 and $4.0 million as of December 31, 2005. Of the $236.7 million, $165.2 million became delinquent in the fourth quarter of 2007.

Due to the increase in delinquent loans during the fourth quarter of 2007, particularly those delinquent less than 90 days, we recorded a $21.0 million provision for loan losses for the fourth quarter which brought the total provision to $32.4 million for 2007. In comparison, we recorded a $12.4 million provision for 2006 and a $19.8 million provision for 2005.

The ratio of allowances for loan losses (general valuation allowance and valuation allowance for impaired loans) to gross loans receivable was 1.93% at the end of 2007, compared to 1.28% at the end of 2006 and 1.0% at the end of 2005. In addition to changes in delinquency trends, the ratio has been adjusted over the last three years for changes in risk factors for various segments of the portfolio.  See “—Business - Loan Loss Allowance—” for additional information.

We continuously monitor the sufficiency of the collateral supporting our real estate loan portfolio based on many factors, including property location, date of loan origination, original loan-to-value ratios, document type and the amount of negative amortization.

Business loans collateralized by inventory, accounts receivable and/or other assets are monitored on a monthly or quarterly basis through reports provided by the borrower. Site visits and collateral audits are generally required at loan origination and periodically thereafter.

Current Interest Rate Environment

In an effort to spur the economy, the Federal Reserve Board (“FRB”) decreased the discount rate four times during 2007 and two times so far during 2008. This brought the Federal Funds rate to 3.00% at the end of January 2008, down more than half from 6.25% at the end of 2006.

Typically, our interest rate spread decreases during increasing interest rate environments (savings and borrowing costs respond to increasing rates faster than our loan portfolio). The reverse is true during periods of decreasing interest rates. Due to borrower preference, demand for our adjustable rate products typically decreases during periods when interest rates on fixed rate loans are comparable to or less than adjustable rate loans. Adjustable rate loans comprised 50.4% of loan originations during 2007. The remaining 49.6% of loan originations during 2007 were hybrid fixed/adjustable rate loans.

Changes in interest rates impact our portfolio yield due to the interest rate adjustment features of our loans.  Additionally, a time lag exists before changes in interest rates can be implemented with respect to our adjustable real estate loan portfolio due to operational and regulatory constraints. These constraints do not allow us to implement monthly changes in the indices utilized for adjustable rate loan clients for periods of sixty to ninety days.

Our interest rate spread was 3.06% in 2007, compared to 2.71% in 2006 and 2.54% in 2005. The average cost of deposits and borrowings increased by 27 basis points during 2007 compared to 2006, while the average yield earned on the loan portfolio increased by 62 basis points during the year. See "—Asset-Liability Management—" and "—Components of Income - Net Interest Income—" in "—Management's Discussion and Analysis of Financial Condition and Results of Operation—" for additional information.

Competition

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

Environmental Concerns

In certain circumstances, such as when actively participating in the management or operation of properties securing our loans, we could have liability for properties found to have pollutant or toxic features. Environmental protection laws are strict and impose joint and several liabilities on numerous parties. It is possible for the cost of cleanup of environmental problems to exceed the value of the security property. We have adopted environmental underwriting requirements when considering loans secured by properties which appear to have environmentally high-risk characteristics (e.g. commercial and industrial properties and construction of all property types, which may contain friable asbestos or lead paint hazards). We utilize third-party specialists to provide an assessment of environmental risk on all commercial properties (retail, office, industrial) and on multi-family properties that may be near any commercial influence. These assessments may include the sampling of underground soils as necessary. These requirements are intended to minimize the risk of environmental hazard liability. Our policies are also designed to minimize the potential for liability imposed on lenders who assume the management of a property.

Business Concentration

We have no single client or group of clients, either as depositors or borrowers, the loss of any one or more of which would have a material adverse effect on our operations or earnings prospects.

Yields Earned and Rates Paid

Net interest income, the major component of earnings for us, depends primarily upon the difference between the combined average yield earned on the loan and investment security portfolios and the combined average interest rate paid on deposits and borrowings, as well as the relative balances of interest-earning assets and interest-bearing liabilities. See "—Management's Discussion and Analysis of Financial Condition and Results of Operation - Components of Income - Net Interest Income—" for further analysis and discussion.

Lending Activities

General

Our primary lending activity is the origination of loans for the purchase or refinance of residential real property. The loan portfolio primarily consists of loans made to homeowners on the security of single family dwellings and property owners on multi-family dwellings. The loan portfolio also includes loans secured by commercial and industrial properties, consumer loans and commercial business loans.

For an analysis of the loan portfolio composition and an analysis of the types of loans originated, see "—Management's Discussion and Analysis of Financial Condition and Results of Operation - Balance Sheet Analysis - Loan Portfolio and Loan Composition—".

Origination and Sale of Loans

We obtain qualified loan applicants from mortgage brokers, borrower referrals, and the clients of our full-service banking branches. Loan originations were $1.1 billion in 2007, $2.2 billion in 2006, and $4.8 billion in 2005.  Loan originations decreased in 2007 due to the weak real estate market in the state of California, which has decreased the overall demand for mortgage loans. Also, borrowers have had difficulty qualifying for loans due to more stringent documentation requirements required by mortgage lenders. Furthermore, the Bank is no longer able to originate and sell loans in the secondary loan markets due to the liquidity crisis that affected mortgage lenders beginning in the third quarter of 2007.

Loans sold totaled $417.2 million in 2007, $481.6 million in 2006, and $12.8 million in 2005. During 2007, $437.3 million in loans were originated for sale, compared to $619.6 million in 2006 and $15.7 million in 2005. Loans originated for sale totaled 40.82%, 28.10% and 0.32% of loan originations during 2007, 2006, and 2005, respectively.

There were no loans held-for-sale at December 31, 2007. Due to unfavorable secondary market conditions, certain loans that had been originated for sale were transferred to the “held for investment” investment portfolio. Upon this transfer, a $337 thousand adjustment was recorded against gain on sale of loans at the end of the third quarter of 2007. Loans held-for-sale at December 31, 2006 and 2005 were $140.9 million, and $2.9 million, respectively.

Loans originated for sale are recorded at the lower of carrying amount or fair value. The time from origination to sale varies depending on the type of loan. Adjustable rate loans may take up to six months to sell as the loans are originated and aggregated into pools for delivery. Hybrid fixed/adjustable rate loans are typically sold within 30-45 days after origination. During this time period, we may be exposed to price adjustments as a result of fluctuations in market interest rates.

The portfolio of mortgage-backed securities, classified as available for sale, was recorded at fair value. Unrealized gains of $34 thousand, $83 thousand and $108 thousand, net of tax, were recorded in stockholders’ equity at December 31, 2007, 2006, and 2005, respectively.

We serviced $62.0 million in loans for other investors as of December 31, 2007, $42.2 million of which were sold under recourse arrangements ($3.0 million of the loans sold with recourse were formed into mortgage-backed securities and are still owned by us as of December 31, 2007). Due to regulatory requirements, we maintain capital for loans sold with recourse as if those loans had not been sold. Our portfolio of loans sold with recourse was originated prior to 1990 and because no further losses are expected, the repurchase liability on these loans was eliminated in 2004. The principal balance of loans sold with recourse decreased to $42.2 million at the end of 2007 from $53.2 million at the end of 2006 and $59.9 million at the end of 2005, due to loan payments and payoffs.

From time to time we form mortgage-backed securities with loans from our loan portfolio for use in collateralized borrowing arrangements. In exchange for the improvement in credit risk when the mortgage-backed securities are formed, guarantee fees are paid to the Federal Home Loan Mortgage Corporation ("FHLMC") or the Federal National Mortgage Association ("FNMA"). Since the securitized loans were initially originated using our standard credit and underwriting guidelines, the mortgage-backed securities that we create generally have the same experience with respect to prepayment, repayment, delinquencies, and other factors as our overall loan portfolio. In January 2005, we completed a loan securitization with FNMA in which $1.3 billion in multi-family loans from our loan portfolio were formed into mortgage-backed securities. At December 31, 2007, the outstanding balance of these loans totaled $658.5 million, compared to $918.6 million at December 31, 2006. Because we retained full recourse on the securitized loans, the mortgage-backed securities continue to be accounted for as part of the loan portfolio under current accounting literature and are not considered as serviced for others.

Interest Rates, Terms and Fees

We originate residential adjustable mortgage loans ("AMLs") with 30 and 40 year terms and interest rates that adjust monthly or semi-annually based upon various indices. We also originate fixed/adjustable hybrid loans primarily with five year fixed periods when interest rates on fixed rate loans are comparable to adjustable rate loans. During 2007, hybrid loans comprised 50% of loan originations, compared to 12% during 2006 and none during 2005.

                The indices we use on adjustable rate loans include the Federal Home Loan Bank's Eleventh District Cost of Funds Index ("COFI"), the 12-month average of the one year U.S. Treasury Security rate (“12MAT”), the 12-month average of the 3-month certificate of deposit Index (“CODI”), and the London Inter-bank Offered Rate (“LIBOR”). The COFI index is the monthly weighted average cost of savings, borrowings and advances of members of the Federal Home Loan Bank of San Francisco. COFI loans comprised 38% of loan originations during 2007, 57% during 2006 and 9% during 2005. 12MAT loans comprised 9% of loan originations during 2007, 23% during 2006 and 14% during 2005. The CODI index is the monthly rate on 3-month certificate of deposits as published by the Federal Reserve Bank and is a simple average based upon the twelve most recent months of data. CODI loans comprised an insignificant percentage of loan originations during 2007, 6% during 2006 and 76% during 2005. Loans based on LIBOR and prime have represented an insignificant percentage of our loan originations for the last three years. (See "—Asset-Liability Management—" in "—Quantitative and Qualitative Disclosures about Market Risk—".)

Payment Caps

There are varying periods for which our loan payments may be fixed, ranging from one year to five years. Typically, if the payment is fixed for one year, after the first year the payment may be increased by no more than 7.5% each year. If the payment is fixed for three years, after the third year the payments for the fourth and fifth years may be increased by no more than 7.5% for each year. If the payment is fixed for five years, after the fifth year the payment will be adjusted to be interest only or fully-amortized, starting with the sixth year. Typically, an annual payment cap of 7.5% applies thereafter, subject to the lifetime balance cap described below. Most of our loans, including loans with fixed payment periods of less than or equal to five years, will have payments adjusted (“recast”) every five years without regard to the 7.5% limitation to provide for full amortization over the balance of the loan term. The annual payment cap of 7.5% applies thereafter. The portfolio of single family loans with a one-year fixed payment was $3.2 billion at December 31, 2007 and $4.6 billion at both December 31, 2006 and December 31, 2005. The portfolio of single family loans with three-to-five year fixed payments was $1.1 billion at December 31, 2007, compared to $1.8 billion at December 31, 2006 and $2.7 billion at December 31, 2005.

Additionally, we have Graduated Payment Advantage (“GPA”) loans which start at lower interest rates and increase by pre-determined amounts over the first five years of the loan. After the first five years, these loans are subject to the same payment caps and “recast” provisions as the Bank’s other adjustable rate loans.

Any interest not paid by the borrower each month is accrued, recognized as income, and added to the principal balance of the loan (“negative amortization”). Payments may revert to the fully-amortizing payment without regard to the payment caps if the loan balance reaches its maximum allowed negative amortization (lifetime balance cap). For loans with an 80% or less loan-to-value ratio at origination, the lifetime balance cap can range from 110% to 125%. For loans with a loan-to-value ratio over 80% at origination, the lifetime balance cap is generally limited to 110% of the original loan balance. Once the lifetime balance cap is reached, the 7.5% payment cap no longer applies to the loan until the balance falls below the lifetime cap again. At December 31, 2007, loans with a lifetime balance cap of 110%, 115%,120% and 125% comprised 53%, 5%, 1% and 41%, respectively, of the single family loan portfolio.

Because AML loan-to-value ratios may increase above those established at the time of loan origination due to negative amortization, when we do lend in excess of 80% of the appraised value, additional fees and higher rates are charged or we may require mortgage insurance to reduce our loss exposure to below 75%.

At December 31, 2007, 2006, and 2005, negative amortization, included in the balance of loans receivable, totaled $301.7 million, $215.8 million, and $62.6 million, respectively. Negative amortization as a percentage of all single family loans that have negative amortization totaled 7.68% at December 31, 2007, 3.93% at December 31, 2006 and 1.18% at December 31, 2005. Negative amortization has increased over the last three years primarily due to borrowers electing to make a mortgage payment less than what is required by either the “interest only” or “fully amortizing” option.

In September 2006, the OTS along with the other federal banking agencies, published the final Interagency Guidance on Non-Traditional Mortgage-Product Risks (“Guidance”), which addresses adjustable rate and interest-only loans. See “—Summary of Material Legislation and Regulations—”.

Other Features

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

We generally require that borrowers obtain private mortgage insurance on loans in excess of 80% of the appraised property value. Prior to April 2006, on certain loans originated for the portfolio, we charged premium rates and/or fees in exchange for waiving the insurance requirement. Management believes that the additional rates and fees that we received for these loans compensated for the additional risk associated with this type of loan. In certain of these cases when we waived the insurance requirement, we purchased private mortgage insurance with our own funds. At December 31, 2007, 72% of loans with mortgage insurance were insured by RMIC, the Republic Mortgage Insurance Company, and 28% were insured by MGIC, the Mortgage Guaranty Insurance Corporation. Under certain mortgage insurance programs, we continue to act as co-insurer and participate with the insurer in absorbing any future loss. As of December 31, 2007, 2006 and 2005, loans with co-insurance totaled $212.0 million, $295.1 million and $334.8 million, respectively. Loans with initial loan-to-value ratios greater than 80% with no private mortgage insurance totaled $175.9 million at December 31, 2007, $292.4 million at December 31, 2006 and $495.5 million at December 31, 2005.

The Bank does not originate “piggy-back” loans, in which both a first mortgage and a second mortgage are made on the same property, for its loan portfolio. However, without the Bank’s knowledge, borrowers may obtain second mortgages from other financial institutions. These second mortgages increase the likelihood that borrowers will have difficulty making loan payments in the future. The Bank periodically purchases data in order to identify loans with second trust deeds in its loan portfolio. Based solely on that data, at December 31, 2007, approximately 21% of the Bank’s single family loan portfolio was secured by properties encumbered by second mortgages that were originated by other financial institutions and are subordinate to our loan.

Loans with 40-year terms were approximately 60%, 80%, and 77% of loan originations during 2007, 2006, and 2005, respectively. The level of loans with 40-year terms is attributable to the “affordability” of houses in our market areas.

                The following table shows the contractual maturities of our loan portfolio at December 31, 2007:

	Loan Maturity Analysis
	Total Balance	1 Year or Less	> 1 Year to 5 Years	> 5-10 Years	> 10-20 Years	> 20-30 Years	> 30 Years
	(Dollars in thousands)
Interest rate sensitive loans:
AMLs	$5,855,045	$78,992	$685,244	$488,802	$1,300,139	$1,803,740	$1,498,128
Fixed/Adjustable loans	644,244	11,723	219,038	78,705	128,057	164,697	42,024
Fixed rate loans	24,613	6,197	7,598	5,131	3,579	1,912	196
Commercial business loans	75,848	18,965	56,883	—	—	—	—
Land loans……………………	4,242	972	3,270	—	—	—	—
Consumer and other loans	35,197	8,551	26,646	—	—	—	—
Total	$6,639,189	$125,400	$998,679	$572,638	$1,431,775	$1,970,349	$1,540,348

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

The following is a summary of non-accrual loans for which delinquent interest allowances had been established as of December 31, at each of the periods indicated:

	2007	% of Total	2006	% of Total	2005	% of Total	2004	% of Total	2003	% of Total
	(Dollars in thousands)
Non-accrual loans:
Single family	$179,679	99.6%	$18,474	99.9%	$3,569	71.9%	$4,590	92.1%	$3,326	99.5%
Multi-family	—	—	—	—	—	—	391	7.8	—	—
Commercial	720	0.4	12	0.1	1,364	27.5	—	—	—	—
Consumer	14	—	11	—	13	0.2	4	0.1	16	0.5
Business………….	—	—	—	—	20	0.4	—	—	—	—
Total non-accrual loans	$180,413	100.0%	$18,497	100.0%	$4,966	100.0%	$4,985	100.0%	$3,342	100.0%

The allowance for delinquent interest, based on loans past due more than 90 days or in foreclosure, totaled $7.8 million, $769 thousand, $147 thousand, $256 thousand, and $227 thousand at December 31, 2007, 2006, 2005, 2004, and 2003, respectively.

Our modified loans result primarily from temporary modifications of principal and interest payments or an extension of maturity dates. Under these arrangements, loan terms are typically reduced to no less than a monthly interest payment required under the note. If the borrower is unable to return to scheduled principal and interest payments at the end of the modification period, foreclosure proceedings are initiated or the modification period may be extended.  As of December 31, 2007, we had no modified loans that were not considered troubled debt restructurings.  Troubled debt restructurings are included in impaired loans. As of December 31, 2006 and 2005, the Bank had modified loans of $1.8 million and $2.0 million, respectively. These modified loans were not considered troubled debt restructurings and were not included in impaired loans. No modified loans were 90 days or more delinquent as of December 31, 2007, 2006 or 2005.

Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan ("SFAS No. 114"), requires the measurement of impaired loans. SFAS No. 114 does not apply to large groups of homogeneous loans that are collectively reviewed for impairment.

We consider a loan to be impaired when management believes that we will be unable to collect all amounts due under the contractual terms of the loan agreement. In accordance with SFAS No. 114, we annually evaluate the collectability of commercial business loans greater than or equal to $500 thousand, single family loans greater than or equal to $1.0 million and income property loans greater than or equal to $1.5 million for impairment purposes using our normal loan review procedures.  When a loan is determined to be impaired, we measure impairment based on either (1) the present value of expected future cash flows, discounted at the loan’s effective interest rate, or (2) the loan’s observable market price, or (3) the fair value of the collateral. Estimated impairment losses are included in our impairment allowances.

Valuation allowances on impaired loans totaled $555 thousand at December 31, 2007. There were no valuation allowances on impaired loans at December 31, 2006 or 2005.

The following is a summary of impaired loans, net of valuation allowances for impairment, by loan type, at the dates indicated:

	At December 31,
	2007	2006	2005
	(In thousands)

Restructured loans	$1,799	$—	$—
Non-accrual loans	20,112	2,544	3,027
Other impaired loans	1,625	2,894	—
	$23,536	$5,438	$3,027

The following is a summary of impaired loans, net of valuation allowances for impairment, by property type, at the dates indicated:

	At December 31,
	2007	2006	2005
	(In thousands)

Single family	$23,536	$5,438	$1,663
Commercial	—	—	$1,364
Total impaired loans	$23,536	$5,438	$3,027

The present value of an impaired loan’s expected future cash flows changes from one reporting period to the next because of the passage of time and also because of revised estimates in the amount or timing of those cash flows.  We record the entire change in the present value of the expected future cash flows as an impairment valuation allowance, which may necessitate an increase in the provision for loan losses.  Similarly, the fair value of the collateral of an impaired collateral-dependent loan may change from one reporting period to the next.  We also record a change in the measure of these impaired loans as an impairment valuation allowance, which may necessitate an adjustment to the provision for loan losses.

The following is an analysis of the activity in our valuation allowances for impaired loans during the periods indicated (in thousands):

Balance at December 31, 2002                                                                                                $        496
Transfer to general valuation allowance                                                                                —
Balance at December 31, 2003                                                                                                          496
Net charge-offs                                                                                                                                —
Balance at December 31, 2004                                                                                                          496
Net charge-offs                                                                                                                    (1,596)
Provision for loan losses                                                                                                      1,100
Balance at December 31, 2005                                                                                                       —
    Net charge-offs                                                                                                                           —
Balance at December 31, 2006                                                                                                       —
Provision for loan losses                                                                                                             555
Balance at December 31, 2007                                                                                                $        555

Cash payments received from impaired loans are recorded in accordance with the contractual terms of the loan. The principal portion of the payment is used to reduce the principal balance of the loan, whereas the interest portion is recognized as interest income.

The following is a summary of information pertaining to impaired and non-accrual loans:

	December 31,
	2007	2006	2005
	(In thousands)

Impaired loans without a valuation allowance	$16,606	$5,438	$3,027
Impaired loans with a valuation allowance	$7,485	$—	$—
Valuation allowances related to impaired loans	$(555)	$—	$—

Non-accrual loans	$180,413	$18,497	$4,966

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Average investment in impaired loans	$13,278	$6,767	$2,649
Total interest income recognized on impaired loans	$549	$689	$174
Interest income recognized on a cash basis on impaired loans	$508	$562	$166

See “—Non-performing Assets—” for an additional discussion of problem loans.

Internal Asset Review System

We classify our assets according to a nine-tier risk rating system. The nine risk grades are segmented into three general groups: “Unclassified” (Pass 1 through 5), “Criticized” (Special Mention), and “Classified” (Substandard, Doubtful and Loss).  In determining the appropriate risk grade for an asset, consideration is given to a number of factors affecting the timely liquidation of the asset, including but not limited to: the cash flow provided by the collateral; the financial condition of borrowers, guarantors and endorsers; collateral value; and payment history. For internal asset review purposes, assets are segregated into two groups: homogeneous and non-homogeneous assets.

Homogeneous Assets These are defined as groups of assets that share similar risk characteristics that are collectively evaluated for asset classification purposes. Homogeneous assets include single family residential loans with balances less than $1.0 million, multi-family residential and commercial real estate loans (“income property loans”) with balances less than $1.5 million, commercial business loans with balances less than $500 thousand, consumer loans, and high-grade investment securities.

Non-Homogeneous Assets These are individually reviewed for asset classification purposes due to their relatively higher balances or complexity. Non-homogeneous assets include single family residential loans with balances of $1.0 million or greater, income property loans of $1.5 million or more, and commercial business loans of $500 thousand or greater. Other non-homogeneous assets include modified or restructured loans, real estate owned through foreclosure, investments in subsidiaries, and significant off-balance sheet items.

Loan Loss Allowance

We maintain a general valuation allowance for loan losses due to the inherent risks in the loan portfolio that have yet to be specifically identified. Our loan portfolio is stratified based on factors affecting the perceived level and concentration of risk, the type of collateral, the extent of borrower documentation obtained, the borrower’s credit rating, year of origination, original loan-to-value ratio, the level of negative amortization and geographic location.

The appropriate level of general valuation allowance is calculated by applying reserve factors to the various stratifications identified above. These reserve factors represent the expected likelihood of default multiplied by the expected rate of loss. The expected rates of loss and default are based on our historical loss experience, adjusted for current conditions and trends in our lending areas.

Based on this methodology, we recorded a $32.4 million provision for loan losses during 2007, $12.4 million during 2006 and $19.8 million during 2005.

We stopped originating “stated income/stated asset” loans (“SISA” loans) and without income or asset verification loans (“NINA” loans) during 2007, but continued to originate “stated income/verified asset” loans (“SIVA” loans) until February 2008. Loans that allow for a reduced level of borrower documentation at origination continue to represent a significant percentage of loans in our loan portfolio. At December 31, 2007, approximately 12%, 32%, and 32% of our single family loan portfolio was comprised of NINA, SIVA, or SISA loans, respectively. This compares to 12%, 33%, and 35% of our single family loan portfolio being NINA, SIVA, or SISA loans, respectively, at December 31, 2006. We adjusted the interest rates, loan-to-value ratios and required credit scores at loan origination on these reduced documentation loans in order to compensate for the additional risks the lack of documentation may pose. We require complete and customary documentation on multi-family and other types of real estate loans.

The following is an analysis of the activity in our general loan valuation allowance for the periods indicated:

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands)

Beginning general loan valuation allowance	$109,768	$97,558	$78,675	$75,238	$75,223
Provision for loan losses	31,845	12,400	18,650	3,000	—
Charge-offs, net of recoveries:
Single family	(13,977)	(35)	11	120	(52)
Multi-family	—	2	189	237	14
Commercial	(52)	(53)	85	(7)	—
Non-real estate	(81)	(104)	(52)	87	53
Total net (charge-offs) recoveries	(14,110)	(190)	233	437	15
Ending general loan valuation allowance	$127,503	$109,768	$97,558	$78,675	$75,238

We recorded total net charge-offs of $14.1 million against the general valuation allowance during 2007. There were no charge-offs from valuation allowances for impaired loans in 2007. The high level of charge-offs during 2007 was due to the weakened real estate market in California, particularly in the second half of the year, and the inability of borrowers to afford an increased payment or to refinance their loan at the end of their low initial fixed payment period. The low level of charge-offs during the previous four years was attributable to the relatively strong economy and real estate market in California during those years. The Bank establishes a specific reserve to charge off assets with identified weaknesses that may render all or part of the asset uncollectible. An increase in charge-offs adversely impacts our future loan loss allowance and net income.

The ratio of general loan loss allowances to gross loans receivable was 1.93%, 1.28%, 1.00%, 1.15% and 1.70% at December 31, 2007, 2006, 2005, 2004 and 2003, respectively.

                The following table details the general valuation allowance by loan type at the dates indicated:

	December 31,
	2007	% of Total	2006	% of Total	2005	% of Total	2004	% of Total	2003	% of Total
	(Dollars in thousands)
Real estate loans:
Single family	$116,191	91.1%	$83,934	76.5%	$68,329	70.0%	$48,271	61.4%	$28,775	38.2%
Multi-family	6,352	5.0	17,686	16.1	20,486	21.0	19,570	24.9	24,789	32.9
Commercial	1,760	1.4	2,395	2.2	3,221	3.3	5,053	6.4	6,185	8.2
Land	85	0.1	—	—	148	0.2	508	0.6	2,266	3.1
Total real estate loans	124,388	97.6	104,015	94.8	92,184	94.5	73,402	93.3	62,015	82.4

Non-real estate loans:
Commercial	2,439	1.9	3,626	3.3	2,855	2.9	2,618	3.3	5,595	7.5
Consumer	674	0.5	2,127	1.9	2,519	2.6	2,655	3.4	7,624	10.1
Other	2	—	—	—	—	—	—	—	4	—
Total non-real estate loans	3,115	2.4	5,753	5.2	5,374	5.5	5,273	6.7	13,223	17.6
Total	$127,503	100.0%	$109,768	100.0%	$97,558	100.0%	$78,675	100.0%	$75,238	100.0%

During 2007, the exposure base of single family loans decreased by $1.8 billion. However, because of a general deterioration in the real estate market and increased concerns about specific portions of the single family loan portfolio, we increased the general valuation allowance by $32.3 million. To more accurately assess risk in the single family loan portfolio, we updated home values in order to estimate current collateral values for the portfolio and we purchased data on second trust deeds in order to estimate total borrower debt. This information was used to make adjustments to the calculation of the general valuation allowance for the single family loan portfolio. During the second half of 2007, we analyzed the actual delinquency, foreclosure and loss experience of our single-family portfolio and, based on this analysis, adjusted foreclosure and loss ratios for the single family portfolio general valuation allowance for the fourth quarter of 2007. The exposure base for multi-family loans decreased by $102.2 million. Because the multi-family portfolio is seasoned and the multi-family real estate market is very strong in the geographic areas that we operate, the general valuation allowance allocation factors (“GVA factors”) for multi-family real estate were reduced in 2007. The decrease in exposure base and the decrease in the multi-family GVA factors resulted in a decrease in the general valuation allowance of $11.3 million.  The exposure base for commercial real estate loans decreased by $38 million, resulting in a decrease in the general valuation allowance of $634 thousand.

During 2006, the exposure base of single family loans decreased by $920 million. However, because home prices began to decline during 2006 and due to concerns about specific portions of the single family loan portfolio, the general valuation allowance increased by $15.6 million. There were several adjustments made to the calculation of the general valuation allowance for the single family portfolio. The risk factors for no documentation loans, loans in certain geographic areas with weak housing markets and loans with loan to value ratios higher than 85% and no mortgage insurance were increased. The exposure base for multi-family loans decreased by $129 million, resulting in a decrease in the general valuation allowance of $2.8 million. The exposure base for commercial real estate loans decreased by $63 million, resulting in a decrease in the general valuation allowance of $826 thousand. The construction loan portfolio fully paid off and the general valuation allowance of $148 thousand was eliminated in 2006. The total non-real estate loan portfolio decreased by $6.7 million. However, the non-real estate commercial exposure, which has higher GVA factors, increased and the non-real estate consumer exposure, which has a lower GVA allocation factor, decreased by $12.9 million, resulting in a $379 thousand increase to the general valuation allowance.

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

See “—Management’s Discussion and Analysis of Financial Condition and Results of Operation - Asset Quality - Asset Quality Ratios—” for an analysis of our general valuation allowances as a percentage of non-performing loans and loans receivable.

Our Asset Classification Committee meets at least quarterly to review and monitor the condition of the loan portfolio. Additionally, a special workout group of our officers meets at least monthly to review delinquent loan situations and to ensure that actions are being taken to enforce our security interest in properties pending foreclosure and liquidation.

Non-performing Assets

                Generally, real estate loans greater than 90 days delinquent are placed into foreclosure and a specific valuation allowance is established if necessary. We acquire title to the property in most foreclosure actions in which the loan is not reinstated by the borrower. Once real estate is acquired in settlement of a loan, the property is recorded at the lower of carrying amount or fair value.

Real Estate Owned

Real Estate Owned (“REO”) is property acquired as a result of foreclosure.  Following the acquisition of REO, we evaluate the property and establish a plan for marketing and disposing of the property.  After inspecting the property, we determine whether the property may be disposed of in its present condition or if repairs, rehabilitation or improvements are necessary.

The following table provides information regarding our REO for the periods indicated:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Beginning balance	$1,094	$ ─	$ ─
Additions	36,572	1,461	─
Sales and other	(16,576)	(367)	─
Ending balance	$21,090	$1,094	$ ─

For a further discussion of REO, see "—Management's Discussion and Analysis of Financial Condition and Results of Operation - Non-Performing Assets—".

Real Estate Held for Investment

From time to time we acquire real estate as a result of the enforcement of judgments against borrowers.

The following table provides information regarding our real estate held for investment activity for the last three years:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Beginning balance	$ ─	$ ─	$986
Additions	─	─	1,869
Sales and other	─	─	(2,855)
Ending balance	$ ─	$ ─	$ ─

Other Interest-Earning Assets

We owned no contractually delinquent interest-earning assets other than loans as of December 31, 2007.

Investment Activities

It is our policy to maintain liquidity investments at a modest level and to use available cash to originate mortgages that normally command higher yields. Therefore, interest income on investments generally represents less than 5% of total revenues.

Collateralized Mortgage Obligations

The following table summarizes the portfolio of collateralized mortgage obligations at fair value by type at the end of the periods indicated:

	At December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)

Collateralized mortgage obligations (“CMO’s”)	$313,274	$311,467	$293,453	$249,781	$115,992
Unrealized gain on securities available-for-sale	3,514	383	564	805	219
	$316,788	$311,850	$294,017	$250,586	$116,211
Weighted average yield on interest-earning investments end of period	5.56%	5.51%	4.15%	2.82%	2.92%

Our collateralized mortgage obligations all have expected maturities within five years.

Mortgage-Backed Securities

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

                The following table sets forth the composition of our mortgage-backed securities at the dates indicated:

	December 31,
	2007	2006	2005	2004	2003
	(In thousands)
FHLMC and FNMA mortgage-backed securities (at fair value):
Secured by single family dwellings	$43,411	$53,290	$69,581	$91,308	$128,465
Secured by multi-family dwellings	3,024	3,907	4,673	5,751	6,711
Total mortgage-backed securities	$46,435	$57,197	$74,254	$97,059	$135,176

FHLB Stock

The Bank owned $104.4 million, $119.0 million, $205.7 million, $143.4 million and $87.8 million of FHLB stock at December 31, 2007, 2006, 2005, 2004 and 2003, respectively. The yields on the stock were 5.26%, 5.37%, 4.67%, 3.97% and 3.85%, respectively, at the end of each such year.

Sources of Funds

Our principal sources of funds are deposits, principal and interest payments on loans, loan sales, advances from the FHLB, and securities sold under agreements to repurchase.

Deposits.  We obtain deposits through four different sources: (1) our full-service branch system, (2) phone solicitations by designated employees (telemarketing deposits), (3) national brokerage firms, and (4) the internet.

Deposits obtained through the branch system were $3.1 billion, $2.9 billion, and $2.6 billion at December 31, 2007, 2006, and 2005, respectively.  Branch deposits comprised 75% of total deposits at December 31, 2007, 49% of total deposits at December 31, 2006 and 60% of total deposits at December 31, 2005.

Deposits acquired through telemarketing efforts are typically placed with us by professional money managers and represented 4%, 3%, and 2% of total deposits at December 31, 2007, 2006 and 2005, respectively. The level of telemarketing deposits varies based on yields available to depositors on other investment instruments and the depositors’ perception of our creditworthiness.

               Deposits acquired through national brokerage firms represented 20%, 47%, and 38% of total deposits at December 31, 2007, 2006, and 2005, respectively.  Any fees paid to deposit brokers are amortized over the term of the deposit. We have used brokered deposits in varying amounts since 1983. Based on historical renewal percentages, management believes that these deposits are a stable source of funds. Institutions meeting the regulatory capital standards necessary to be deemed well-capitalized are not required to obtain a waiver from the FDIC in order to accept brokered deposits.  See "—Management's Discussion and Analysis - Capital Resources and Liquidity—".

Deposits acquired through the internet are solicited by posting our rates on internet rate boards. We accept internet deposits from every state except California. These deposits comprise an insignificant amount of total deposits at December 31, 2007. Due to the high cost of advertising and the higher rates paid for internet deposits, we are continually evaluating the cost effectiveness of these deposits.

The following table shows the average balances and average rates paid on deposits by deposit type for the periods indicated:

	During the Year Ended December 31,
	2007		2006		2005
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)

Passbook accounts	$86,185	1.44%	$107,296	1.26%	$119,421	1.01%
Money market deposit accounts	918,367	4.17	884,007	3.79	1,069,070	2.05
Interest-bearing checking accounts	167,300	0.37	196,818	0.32	212,054	0.31
Non interest-bearing checking accounts	405,369	—	387,091	—	401,998	—
Fixed-term certificate accounts	3,268,331	5.27	3,850,539	4.82	2,276,242	3.25
	$4,845,552	4.38%	$5,425,751	4.07%	$4,078,785	2.40%

The following table shows information regarding the amount of deposits in the various types of deposit programs offered by us at the end of the years indicated and the balances and average rates for those dates:

	At December 31,
	2007		2006		2005
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Variable rate non-term accounts:
Money market deposit accounts (weighted average rate of 4.05%, 4.12%, and 2.80%)	$952,933	23%	$887,933	15%	$886,592	20%
Interest-bearing checking accounts (weighted average rate of 0.34%, 0.34%, and 0.34%)	157,775	4	172,297	3	196,741	5
Passbook accounts (weighted average rate of 1.37%, 1.31%, and 1.00%,)	75,153	2	93,155	2	115,380	3
Non-interest bearing checking accounts	353,298	8	361,973	6	393,980	9
	1,539,159	37	1,515,358	26	1,592,693	37
Fixed-rate term certificate accounts:
Under six-month term (weighted average rate of 4.99%, 5.29%, and 3.73%)	661,055	16	659,843	11	374,660	9
Six-month term (weighted average rate of 4.88%, 5.11%, and 3.74%)	388,617	9	724,280	12	766,527	17
Nine-month term (weighted average rate of 5.10%, 5.16%, and 3.84%)	454,130	11	623,038	11	519,956	12
One year to 18-month term (weighted average rate of 5.02%, 5.05%, and 3.82%)………….	1,057,739	26	2,289,550	39	986,068	22
Two year to 30-month term (weighted average rate of 4.73%, 4.24%, and 2.85%)	15,423	-	19,904	-	43,285	1
Over 30-month term (weighted average rate of 4.09%, 3.80%, and 3.42%)	40,569	1	57,908	1	88,468	2
	2,617,533	63	4,374,523	74	2,778,964	63
Total deposits (weighted average rate of 4.11%, 4.44% and 3.00%)	$4,156,692	100%	$5,889,881	100%	$4,371,657	100%

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

                The following table shows the maturity distribution of certificates of deposit of $100,000 and greater as of December 31, 2007 (in thousands):

Maturing in:
1 month or less	$146,472
Over 1 month to 3 months	251,837
Over 3 months to 6 months	296,238
Over 6 months to 12 months	240,418
Over 12 months	15,506
Total	$950,471

Based on historical renewal percentages at maturity, we believe that deposits greater than or equal to $100,000 are a stable source of funds. For additional information with respect to deposits, see Note 8 of the Notes to Consolidated Financial Statements.

Borrowings The Federal Home Loan Bank System functions as a source of credit to financial institutions that are members of a regional Federal Home Loan Bank. The Bank may apply for advances from the FHLB secured by the FHLB capital stock owned by the Bank, certain of our mortgages and other assets (principally obligations issued or guaranteed by the United States government or its agencies). Advances can be requested for any sound business purpose which an institution is authorized to pursue. Any institution not meeting the qualified thrift lender test will be subject to restrictions on its ability to obtain advances from the FHLB. See “—Summary of Material Legislation and Regulation - Qualified Thrift Lender Test -”. In granting advances, the FHLB also considers a member's creditworthiness and other relevant factors.

Total advances from the FHLB were $2.1 billion at December 31, 2007, at a weighted average rate of 4.67%. This compares with advances of $1.5 billion at December 31, 2006 and $4.2 billion at December 31, 2005, at weighted average rates of 5.33% and 4.19%, respectively. We have credit availability with the FHLB, which allows us to borrow up to 60% of our total assets as computed for regulatory purposes. At December 31, 2007, our unused borrowing capacity at the FHLB was in excess of $2.1 billion.

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

Borrowings under reverse repurchase agreements decreased to $120.0 million at December 31, 2007, an $858.4 million decrease from $978.4 million at December 31, 2006. Borrowings decreased because brokerage houses were charging premium prices for borrowings secured by mortgage-backed securities after the collapse of the mortgage market in the summer of 2007. The weighted average rate on these borrowings was 5.25% at December 31, 2007 and the borrowings were secured by loans with market values totaling $120.7 million. Borrowings under reverse repurchase agreements totaled $978.4 million at December 31, 2006 and $1.2 billion at December 31, 2005, at weighted average rates of 5.37% and 4.04%, respectively.

We had $150.0 million of Senior Debentures outstanding at December 31, 2007, compared to $100.0 million at both December 31, 2006 and 2005. The weighted average rate on these borrowings was 6.16% at December 31, 2007 and 5.94 % at both December 31, 2006 and 2005.

Borrowings from all sources totaled $2.4 billion, $2.6 billion, and $5.4 billion at weighted average rates of 4.80%, 5.37% and 4.19% at December 31, 2007, 2006, and 2005, respectively. The decrease in borrowings during 2007 was due to the decreased need for additional funds due to loan payoffs and low levels of loan originations.

Our portfolio of short-term borrowings includes FHLB advances due in less than one year and securities sold under agreements to repurchase. The following schedule summarizes short-term borrowings for the last three years at December 31:

	End of Period		Maximum Month-End Outstanding Balance During the Period	Average
	Outstanding	Rate		Outstanding	Rate
	(Dollars in thousands)
2007
Short-term FHLB advances	$1,959,000	4.69%	$1,959,000	$1,452,497	5.24%
Securities sold under agreements to repurchase	$120,000	5.25%	$947,448	$692,014	5.35%

2006
Short-term FHLB advances	$1,455,000	5.31%	$4,087,000	$2,755,833	4.96%
Securities sold under agreements to repurchase	$978,448	5.37%	$1,163,684	$1,006,344	4.98%

2005
Short-term FHLB advances	$4,035,500	4.17%	$4,035,500	$3,288,391	3.31%
Securities sold under agreements to repurchase	$1,163,684	4.04%	$1,231,978	$1,048,524	3.34%

               Other Sources of Funds  See "—Management's Discussion and Analysis of Financial Condition and Results of Operation - Sources of Funds—" for a discussion of other funding sources.

Subsidiaries

We have only one direct wholly-owned subsidiary, the Bank. The Bank has three wholly-owned subsidiaries: Seaside Financial Corporation ("Seaside"), Oceanside Insurance Agency, Inc. ("Oceanside"), and Santa Monica Capital Group ("SMCG"), all of which are California corporations. SMCG is an inactive corporation. Revenues and operating results of these subsidiaries in the aggregate accounted for less than 1% of consolidated revenues in 2007 and 2006 and no material change is foreseen.

Trustee Activities. Seaside acts as trustee on our deeds of trust. Trustee fees for this activity amounted to $757 thousand in 2007 and $63 thousand in both 2006 and 2005.

Insurance Brokerage Activities. Oceanside engages in limited insurance agent activities. Income to date from this source has been insignificant. Oceanside operates as a licensed life insurance agent and receives commissions on the sale of annuities and other insurance products conducted in our branches. During 2007, 2006, and 2005, Oceanside received income of $687 thousand, $65 thousand, and $55 thousand, respectively, from the sale of non-insured annuity products.

Employees

As of December 31, 2007, we had a total of 615 full time equivalent employees, including part-time employees.  No employees were represented by a collective bargaining group. At present, all of our employees are employed by the Bank, not by our holding company. We provide our regular full-time and part-time employees with a comprehensive benefits program that includes basic and major medical insurance, long-term disability coverage, sick leave, a 401(k) plan, and a profit sharing employee stock ownership plan. We consider our employee relations to be excellent.

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

FFC, as a savings and loan holding company, is registered with and subject to regulation and examination by the OTS. FFC is also under the jurisdiction of the SEC as well as the rules of the New York Stock Exchange (“NYSE”) for listed companies. The Bank, which is a federally chartered savings bank and a member of the FHLB System, is subject to regulation and examination by the OTS with respect to most of its business activities, including lending activities, capital standards, general investment authority, deposit taking and borrowing authority, mergers and other business combinations, establishment of branch offices, and permitted subsidiary investments and activities. Our deposits are insured by the FDIC. As insurer, the FDIC is authorized to conduct examinations of the Bank. The OTS imposes assessments and examination fees on savings institutions. OTS assessments, based on asset size, were $2.2 million in 2007, $2.3 million in 2006 and $1.1 million in 2005. We are also subject to Federal Reserve Board regulations concerning reserves required to be maintained against deposits.

As a member of the FHLB System, we are required to own capital stock in our regional FHLB in an amount at least equal to the greater of 1% of the aggregate principal amount of our unpaid residential mortgage loans, home purchase contracts and similar obligations at the end of each quarter, or 4.7% of our outstanding borrowings from the FHLB. We were in compliance with this requirement, with an investment of $104.4 million in FHLB stock, at December 31, 2007.

The FHLB serves as a source of liquidity for the member institutions within an assigned region. Our assigned region is the FHLB Eleventh District. The FHLB is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the Federal Housing Finance Board and the Board of Directors of each regional FHLB. At December 31, 2007, our advances from the FHLB amounted to $2.1 billion, or 32% of our total funding sources (deposits and borrowings).

The FHLBs are required to contribute to affordable housing programs through direct loans or interest rate subsidies on advances targeted for community investment and low and moderate income housing projects. These contributions have adversely affected the level of dividends that the FHLBs have paid to their members. These contributions also could have an adverse effect on the value of FHLB stock in the future. The dividend yield earned on FHLB stock was 5.32% during 2007, compared to 5.12% during 2006 and 4.40% in 2005.

Financial Services Modernization Legislation. The Gramm-Leach-Bliley Financial Modernization Act of 1999 (“GLB Act”) made significant changes to the operations of financial services companies, including provisions affecting affiliations among banks, securities firms and insurance companies, the ability of commercial entities to obtain thrift charters, the confidential treatment of nonpublic personal information about consumers, and the Community Reinvestment Act (“CRA”, as discussed in more detail below).

The GLB Act also significantly amended the FHLB System, by modifying membership requirements in regional FHLBs to permit membership to be voluntary for both thrift and bank members. The GLB Act changed corporate governance of the FHLBs by eliminating the right of the Federal Housing Finance Board (“FHFB”), the regulator of the FHLB System, to select the management of the local FHLBs, and returning that authority to the boards of directors of the FHLBs. Additionally, the obligations of the FHLBs to repay federal borrowings to finance the thrift bailout have been restructured from a fixed dollar amount to a fixed percentage of the FHLBs’ annual net income.

There continues to be ongoing discussions in Congress as to whether the regulator of the FHLBs should be changed and, if so, to which regulatory agency. The FHFB has required the FHLBs to register a class of their equity securities with the SEC. On December 22, 2006, the FHFB adopted a final rule which prohibits an FHLB from issuing new excess stock (stock in excess of the minimum amount of stock required for membership) if such member excess stock exceeds 1% of the FHLBs’ assets. The new rule also permits the FHLBs to pay dividends only out of known income.  Because of the level of our borrowings from the FHLB, the outcome of these changes could affect the cost of borrowings and the dividends we receive on our FHLB stock.

Savings and Loan Holding Company Regulations. The activities of savings and loan holding companies are governed by the Home Owners’ Loan Act of 1933, as amended. Pursuant to that statute, we are subject to certain restrictions with respect to our activities and investments.

               A savings and loan holding company, like FFC, which controls only one savings association, is exempt from restrictions on the conduct of unrelated business activities that are applicable to savings and loan holding companies that control more than one savings association. The restrictions on multiple savings and loan holding companies are similar to the restrictions on the conduct of unrelated business activities applicable to bank holding companies under the Bank Holding Company Act. We would become subject to these restrictions if we were to acquire control of another savings association and maintain that association as a separate entity or if we were to fail to meet our qualified thrift lender (“QTL”) test. See "—Qualified Thrift Lender Test—".

The OTS may impose restrictions when it has reasonable cause to believe that the continuation of any particular activity by a savings and loan holding company constitutes a serious risk to the financial safety, soundness or stability of such holding company's savings institution. Specifically, the OTS may, as necessary, (i) limit the payment of dividends by the savings institution; (ii) limit transactions between the savings institution and its holding company or its affiliates; and (iii) limit any activities of the savings institution or the holding company that create a serious risk that the liabilities of the holding company may be imposed on the savings institution. Any such limits would be issued in the form of a directive having the effect of a cease-and-desist order.

Regulatory Capital Requirements. The capital regulations of the OTS ("Capital Regulations") require federally insured institutions such as the Bank to meet certain minimum capital requirements. (See “—Management’s Discussion and Analysis of Financial Condition and Results of Operation – Capital Resources and Liquidity – Capital Requirements—”). The OTS may establish, on a case-by-case basis, individual minimum capital requirements for a savings institution which vary from the requirements that would otherwise apply under the Capital Regulations.

The OTS has adopted rules based upon five capital tiers:  well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. An institution falls into one of these classifications depending primarily on its capital ratios. We meet the standards necessary to be considered “well-capitalized” for purposes of these capital measures.

Insurance of Deposit Accounts. In February 2006, the Budget Reconciliation Bill (S. 1932) was enacted. The legislation provides for legislative reforms to modernize the federal deposit insurance system. Among other things, provisions in the legislation and subsequent implementing regulations merged the Bank Insurance Fund (“BIF”) and the Savings Association Insurance Fund (“SAIF”) into the new Deposit Insurance Fund (“DIF”) effective March 31, 2006; indexed the $100 thousand deposit insurance limit to inflation beginning in 2010 and every succeeding five years while giving the FDIC and the National Credit Union Administration (“NCUA”) boards authority to determine whether raising the standard maximum deposit insurance is warranted; increased the deposit insurance limit for certain retirement accounts to $250 thousand and indexed that limit to inflation; established a general range of 1.15 percent to 1.50 percent within which the FDIC Board of Directors may set the DIF reserve ratio; required certain actions by the FDIC if the reserve ratio varies within this range; and allowed the FDIC Board to set assessments for deposit insurance according to risk for all insured institutions. The legislation granted a one-time initial assessment credit to recognize institutions’ past contributions to the insurance fund.

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

Liquidity. The OTS requires a savings institution to maintain sufficient liquidity to ensure its safe and sound operation. The determination of what constitutes safe and sound operation is left to the discretion of management.  For several years it has been our strategy to keep cash and liquid investments at a modest level due to availability of substantial credit lines. Our liquidity policy includes unused borrowing capacity in the definition of available liquidity. Our current liquidity policy requires that cash and cash equivalents, short-term investments and unused borrowing capacity be maintained at a minimum level of 10% of our liquidity base (defined as deposits and borrowings due within one year). At December 31, 2007, liquidity-qualifying balances were 47.1% of our liquidity base.

Community Reinvestment Act. The Community Reinvestment Act ("CRA") requires each savings institution, as well as commercial banks and certain other lenders, to assist in meeting the credit needs of their market areas consistent with safe and sound banking practice by, among other things, providing credit to low- and moderate-income individuals and communities. The CRA requires the OTS periodically to assess an institution's performance in complying with the CRA, and to take such assessments into consideration in reviewing applications with respect to branches, mergers and other business combinations, including acquisitions by savings and loan holding companies. Failure to achieve a rating of at least “satisfactory” may be considered by the regulators when considering approval of a proposed transaction.  We were rated "satisfactory" in our last CRA examination, which was conducted in 2003. An institution that is found to be deficient in its performance in meeting its community’s credit needs may be subject to enforcement actions, including cease and desist orders and civil money penalties.

Restrictions on Dividends and Other Capital Distributions. OTS regulations require that savings institutions controlled by savings and loan holding companies file either an application or 30-day advance notice of a proposed capital distribution. The OTS may disapprove if it finds that (a) the savings association will be undercapitalized, significantly undercapitalized or critically undercapitalized following the distribution, (b) the proposed capital distribution raises safety and soundness concerns; or (c) the proposed distribution violates a prohibition contained in a statute, regulation or agreement between the savings institution and the OTS (or FDIC) or a condition imposed by an OTS approval. The regulations also require a 30-day advance notice to be filed for proposed capital distributions that would result in the savings institution being less than well-capitalized or that involve the reduction or retirement of the savings institution’s stock. During 2007, the Bank paid a total of $100 million in capital distributions to the Company. No capital distributions were made to the Company during 2006.

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

Savings institutions are subject to the same loans-to-one borrower ("LTOB") restrictions that are applicable to national banks, with limited provisions for exceptions. In general, the national bank standard restricts loans to a single borrower to no more than 15% of a bank’s unimpaired capital and surplus, plus an additional 10% if the loan is collateralized by certain readily marketable collateral. Our loans were within the LTOB limitations at December 31, 2007 and 2006.

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

Federal regulations contain a number of measures intended to promote early identification of management problems at depository institutions and to ensure that regulators intervene promptly to require corrective action by institutions. Our annual management report on the effectiveness of internal control standards and compliance with certain designated laws was made available on our website in March 2007.

Prompt Corrective Action. The "prompt corrective action" regulations require insured depository institutions to be classified into one of five categories based primarily upon capital adequacy, ranging from "well-capitalized" to "critically undercapitalized." These regulations require, subject to certain exceptions, the appropriate federal banking agency to take "prompt corrective action" with respect to an institution which becomes "undercapitalized" and to take additional actions if the institution becomes "significantly undercapitalized" or "critically undercapitalized."

Only "well-capitalized" institutions may obtain brokered deposits without a waiver. An "adequately capitalized" institution can obtain brokered deposits only if it receives a waiver from the FDIC. An "undercapitalized" institution may not accept brokered deposits under any circumstances. We met the "well-capitalized" standards during 2007 and were therefore eligible to accept brokered deposits without a waiver.

Qualified Thrift Lender, or QTL Test.  In general, the QTL test requires that 65% of an institution's portfolio assets be invested in "qualified thrift investments" (primarily loans, securities and other investments related to housing), measured on a monthly average basis for nine out of every 12 months on a rolling basis. Any savings institution that fails to meet the QTL test must either convert to a bank charter or become subject to national bank-type restrictions on branching, business activities, and dividends, and its ability to obtain FHLB advances. We met the QTL test at December 31, 2007, with 98.5% of our portfolio assets comprised of "qualified thrift investments."

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

               Federal Reserve System. Federal Reserve Board regulations require savings institutions to maintain non-interest bearing reserves against their transaction accounts. The reserve for transaction accounts as of December 31, 2007 was 0% of the first $9.3 million of such accounts, 3% of the next $34.6 million of such accounts and 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) on net transaction accounts in excess of $43.9 million. We were in compliance with these requirements as of December 31, 2007.

Taxation. The Company, the Bank and the Bank’s subsidiaries file a consolidated federal income tax return on a calendar year basis using the accrual method. Each entity is responsible for paying its pro rata share of the consolidated tax liability. The maximum marginal federal tax rate is currently 35%.

We are required to use the specific charge-off method of accounting for bad debts for Federal income tax purposes.  Prior to 1995, the Bank used the reserve method of accounting for bad debts. Our Consolidated Balance Sheet at December 31, 2007 does not include a tax liability of $5.4 million related to the adjusted base year bad debt reserve that was created when the Bank was on the reserve method. The base year reserve is subject to recapture if:  (1) The Bank fails to qualify as a “bank” for federal income tax purposes; (2) certain distributions are made with respect to the stock of the Bank; (3) the bad debt reserves are used for any purpose other than to absorb bad debt losses; or (4) there is a change in federal tax law.  Management does not expect any of these events to occur.

To the extent that distributions by the Bank to the Company exceed our cumulative income and profits (as computed for federal income tax purposes), such distributions would be treated for tax purposes as being made out of our base year reserve and would thereby constitute taxable income to ourselves in an amount equal to the lesser of our base year reserve or the amount which, when reduced by the amount of income tax attributable to the inclusion of such amount in gross income, is equal to the amount of such distribution. At December 31, 2007, our cumulative income and profits (as computed for federal income tax purposes) were approximately $920.0 million.

We are required to use the specific charge-off method for state tax purposes for all periods beginning after 2002. Prior to 2002, we made additions to our state tax bad debt reserves in amounts necessary to “fill up” to a tax reserve balance calculated using the experience method. A change in California tax law during 2002 eliminated the bad debt reserve method for California tax purposes and conformed state tax law to federal tax law with regard to the method of accounting for bad debts used by banks.

At December 31, 2007, we had $102.2 million in gross deferred tax assets. The Company did not have a valuation allowance for the deferred tax assets at December 31, 2007 or 2006, as it is more likely than not that the deferred tax assets will be realized due to taxable income in prior years, to which losses could be carried back, and an expectation of future earnings. Gross deferred tax liabilities totaled $21.6 million at December 31, 2007.

We would be subject to an alternative minimum tax (“AMT”) if the AMT is larger than the tax otherwise payable. Generally, alternative minimum taxable income is a taxpayer's regular taxable income, increased by the taxpayer's tax preference items for the year and adjusted by computing certain deductions utilizing a methodology that negates the acceleration of such deductions under the regular tax. The adjusted income is then reduced by an exemption amount and is subject to tax at a 20% rate. No AMT was applicable to us for tax years 2007, 2006 or 2005.

California tax laws generally conform to federal tax laws. For California franchise tax purposes, federal savings banks are taxed as "financial corporations" at a rate 2% higher than that applicable to non-financial corporations because of exemptions from certain state and local taxes. The tax rate for 2007, 2006, and 2005 was 10.84%.

               As described in Note 1, we reversed $3.7 million of accrued state and federal tax liabilities which were on our Consolidated Balance Sheet at December 31, 2005. This resulted in a $3.7 million increase in the Company’s retained earnings at January 1, 2006.

The Internal Revenue Service (“IRS”) and the Franchise Tax Board (“FTB”) have examined the Company's consolidated federal income tax returns for tax years up to and including 2003. As of December 31, 2007, the Company was not under examination by the IRS or the FTB.

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

Anti-Money Laundering Initiatives and the USA Patriot Act. A major focus of governmental policy on financial institutions in recent years has been aimed at combating money laundering and terrorist financing. The USA Patriot Act of 2001 (“USA Patriot Act”) substantially broadened the scope of United States anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. The United States Treasury Department has issued a number of implementing regulations which apply to various requirements of the USA Patriot Act to financial institutions such as the Bank. These regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their clients. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could subject us to penalties and cause damage to our reputation.

Legislative and Regulatory Initiatives. From time to time, various legislative and regulatory initiatives are introduced in Congress and state legislatures, as well as by regulatory agencies. Such initiatives may include proposals to expand or contract the powers of savings and loan holding companies and depository institutions or proposals to substantially change the financial institution regulatory system. Such legislation could change banking statutes and our operating environment in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. We cannot predict whether any such legislation will be enacted, and, if enacted, the effect that it, or any implementing regulations, would have on our Consolidated Balance Sheets or Consolidated Statements of Income of the Company. A change in statutes, regulations or regulatory policies applicable to the Bank could have a material effect on our business.

                In September 2006, the OTS along with the other federal banking agencies, published the final Interagency Guidance on Non-Traditional Mortgage-Product Risks (“Guidance”), which addresses adjustable rate and interest-only loans. Non-Traditional products are generally defined as loans that allow interest-only payments or have the potential for negative amortization. The Guidance states that underwriting standards should address the effect of a substantial payment increase on the borrower’s capacity to repay when full loan amortization begins. Consequently, an institution’s analysis of a borrower’s repayment capacity should include an evaluation of their ability to repay the debt at the first “recast” at the fully-indexed rate, assuming a fully-amortizing repayment schedule. The repayment analysis should also be based upon the initial loan amount plus any balance increase that may accrue from negative amortization. The Guidance also suggests that, in analyzing a borrower’s repayment capacity, a lender should avoid over-reliance on credit scores as a substitute for income, asset or outstanding liability verification in the underwriting process.

While the Guidance terms interest-only and negative amortization loans as “non-traditional”, the Bank has been offering adjustable rate loan products for over twenty years. Prior to the issuance of the Guidance, the Bank had employed (and continues to employ) certain of the standards and practices suggested in the Guidance, such as using the fully indexed rate in evaluating a borrower’s ability to repay a loan. As of this date, the Bank has ceased originating “low documentation” or “no documentation” loans in order to reduce the “layered” risk of negatively amortizing loans coupled with “stated income” loans. We will continue to closely monitor trends in the residential housing and lending markets, and make further adjustments as deemed appropriate. At this time, however, we cannot predict the precise impact of the Guidance on our loan production, as certain aspects of the Guidance are not specific and will be subject to continued interpretation by the Federal banking agencies, but in general, we believe that the changes in underwriting standards has led to a decrease in volume.

On December 14, 2006, the OTS issued its Guidance entitled Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices (“CRE Guidance”). The scope of the CRE Guidance includes many types of commercial property which we accept as collateral for our loans, including multi-family residential property. The effect of the CRE Guidance could be to increase the cost of capital required for commercial real estate lending transactions. From time to time we have had concentrations in commercial loans. We are assessing the impact of the Guidance on our commercial lending practices. We will continue to closely monitor our commercial lending portfolio, and make adjustments as deemed appropriate. At this time, we cannot predict the impact on us as a result of the Guidance. However, it is not expected that our risk management practices will be significantly or adversely affected by the CRE Guidance.

On December 20, 2007, the Mortgage Forgiveness Debt Relief Act of 2007 went into law. This Act will create a three-year window for homeowners to refinance their mortgage and pay no taxes on any debt forgiveness that they receive. Under previous law, if the value of one’s house declines, and a lender forgave a portion of a mortgage, the tax code treated the amount forgiven as taxable income. Congress enacted this amendment to the Internal Revenue Code to expressly exclude mortgage debt forgiveness on a primary residence from being treated as income. The implementation of the Mortgage Forgiveness Debt Relief Act of 2007 is not expected to have a material affect on our day to day operations or practices, though it is one less deterrent to borrowers defaulting on loans.

In late 2007, Congress introduced a number of other initiatives that are aimed at assisting borrowers facing foreclosure who are in bankruptcy. The Emergency Home Ownership and Mortgage Equity Protection Act of 2007 (H.R. 3609) and the Helping Families Save Their Homes in Bankruptcy Act of 2007 (S. 2136) would amend federal bankruptcy law to permit a bankruptcy plan to: (1) modify a loan secured by the principal residence (mortgage) of a Chapter 13 debtor (individual with regular income); and (2) provide for payment of such loan at a fixed annual percentage rate of interest, over a 30-year period. It is unclear at this time whether such legislation will be enacted and the effect it will have on our day to day operations or practices. However, allowing the courts to modify the principal, rates and terms of loans should effect how lenders price and determine loan to values for loans.

In addition, there are a number of federal and state legislative initiatives that have been introduced in 2007 to address the mortgage lending industry generally, and especially the subprime mortgage crisis. One of these initiatives is Mortgage Reform and Anti-Predatory Lending Act of 2007, which passed the House of Representatives in December 2007. The Act, if passed by the Senate and signed into law, would amend the Truth in Lending Act, by establishing licensing and registration requirements for residential mortgage originators, instituting prohibitions on “steering” incentives to mortgage originators such as yield spread premiums, limiting prepayment penalties on certain mortgage products, creating assignee liability for loans sold to the secondary market and introducing other changes that may affect mortgage originators. It is unclear at this time whether such legislation will be enacted and the effect, if any, it will have on our day to day operations or practices.

ITEM 1A. — RISK FACTORS

 Investment in our stock involves a number of risks and uncertainties. The risks described below are not the only ones we face. There may be additional risks that are currently unknown or that are now considered immaterial, which may become material in the future. These additional risks could also impair our business or adversely affect our financial condition or results of operations.  If any of the following risks actually occurs, our business, financial condition or results of operations could be adversely affected.  In such case, the price or value of our stock could decline.

General economic conditions may become more unfavorable, causing further volatility in the housing market and reducing the demand for our services

Our business is affected by general economic conditions in California and, to a lesser degree, the United States in general. The economic environment for the state as well as the nation worsened throughout 2007 and has continued to near recession during 2008. Single family home prices and the rate of home sales has decreased substantially during the last year, and these trends are likely to continue for some time. A continued economic downturn could negatively impact household and corporate incomes. This impact may lead to decreased demand for the mortgage products and services we offer and may increase the likelihood of defaults and foreclosures by existing borrowers on their loans. A continued or prolonged downturn in California’s real estate market would also have an adverse effect on the value of our assets, given that our real estate loans are secured by property in California. Furthermore, adverse economic conditions could decrease the level of our deposits.

Our loan portfolio consists principally of adjustable rate loans subject to negative amortization and based on less than full documentation, which together may lead to greater delinquencies than other loan types and categories.

Our primary product consists of adjustable rate loans secured by residential real estate. A substantial portion of our interest income results from interest accrued in excess of borrower payments (negative amortization). These loans, in large part, permit negative amortization up to a certain defined level, and the payment on such loans adjusts periodically in accordance with the terms of the loan documents.  When loans incur negative amortization, their loan-to-value ratio often rises, which can increase the Bank’s credit risk exposure.  Many of these adjustable rate mortgages have reached their maximum negative amortization threshold and now require an increased payment. The “recast” of these loans to higher payment requirements appears to have been a substantial factor in the higher delinquency levels experienced by the Bank during 2007 because many borrowers were unable to make the higher payments. Additionally, lower sales prices and a slower rate of sales make it difficult for borrowers to sell their homes and pay off their mortgages and tightened credit standards make it difficult for borrowers to refinance their mortgages. Of the loans outstanding as of December 31, 2007, 1,550 mortgages with principal balances totaling $720.8 million reached their maximum negative amortization and were recast during 2007. We expect another 1,960 mortgages with principal balances totaling $907.3 million to reach their maximum negative amortization in 2008 and an additional 1,677 mortgages with principal balances totaling $752.8 million to reach their maximum in 2009. This could lead to further delinquencies and foreclosures, particularly if economic conditions do not improve during this time frame.

The majority of our loans have been made under low-documentation loan programs. While we have always taken steps to mitigate the risk of unverified income and asset information, such as verification of collateral value, evaluation of credit history and limitations on the loan amount and loan-to-value ratio, there is a risk that the applicant may not in fact have been qualified for the loan granted. Any failure or neglect of borrowers to provide complete and accurate information, especially any overstatement of income or assets, could compound the potential risks of adjustable rate loans subject to negative amortization. As a result of increased delinquencies and in an effort to better manage the risks associated with our loan portfolio, the Bank stopped originating stated income/stated asset (“SISA) loans and loans without income or asset verification (“NINA”) loans in 2007 and stopped originating stated income/verified asset (“SIVA”) loans in February 2008.

Changes in interest rates could adversely affect our income.

Our income depends to a great extent on the difference between the interest rates earned on interest-earning assets such as loans and investment securities, and the interest rates paid on interest-bearing liabilities such as deposits and borrowings. Our interest-earning assets and interest-bearing liabilities do not react uniformly to changes in interest rates since the two have different time periods for interest rate adjustment.  Interest rates are sensitive to factors that are beyond our control, including general economic conditions and the policies of various governmental and regulatory agencies, including the Federal Reserve Board. Changes in monetary policy, including changes in interest rates, influence the origination of loans, the prepayment of loans, and the volume of deposits. Loan originations and repayment rates tend to increase with declining interest rates and decrease with rising interest rates. On the deposit side, increasing interest rates generally lead to interest rate increases on our deposit accounts. The impact of these changes may be greater if we do not effectively manage the relative sensitivity of our assets and liabilities to changes in market interest rates.

To some extent, we are reliant on the FHLB as a funding source for our operations. The FHLB is subject to regulation and other factors beyond our control. These factors may adversely affect the availability and pricing of advances to members such as the Bank.

If we materially misstate the appropriate level of the allowance for loan losses, our financial statements might not accurately reflect our financial condition.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make significant estimates that affect the financial statements. One of our most critical estimates is the level of the allowance for loan losses. Although management believes that it has accurately estimated this level in light of historical experience, the contents of our loan portfolio and general economic conditions and has adopted strong underwriting and credit monitoring policies in order to mitigate loan losses, due to the inherent nature of estimates, we cannot provide absolute assurance that we will not significantly increase the allowance for loan losses and/or sustain loan losses that are significantly higher than the provided allowance. For more information, see “–Business–Loan Loss Allowance.”

Since we operate in a highly regulated industry, legislative, regulatory or accounting changes, or significant litigation, could adversely impact our business.

We are subject to extensive state and federal regulation, supervision and legislation. See “–Business–Summary of Material Legislation and Regulations.”  These laws and regulations change from time to time, and these changes may negatively impact us.  Actions by regulatory agencies or significant litigation against us could cause us to devote time and resources to undertaking a defense; violations of law or regulations may result in penalties that affect us and our shareholders. Additionally, accounting standard setters, including the Financial Accounting Standards Board (“FASB”), SEC and other regulatory bodies, may change the financial accounting and reporting standards applicable to the preparation of our Consolidated Financial Statements. These changes can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in the restatement of prior period financial statements.

We are exposed to operational risk.

We are exposed to operational risk, including risk to our reputation, compliance issues, the risk of fraud or theft by employees or others, and operational errors, including errors resulting from faulty or disabled computer or telecommunications systems.

We are exposed to risk to our reputation, which can result from actual or alleged conduct in a number of activities, including lending practices, corporate governance and actions taken in response by government regulators or consumer groups. Damage to our reputation could adversely affect our ability to attract and keep customers and employees.

We are dependent on data processing systems, including third-party systems, to record and process transactions. This exposes us to the risk that system flaws or tampering or manipulation of those systems will result in losses. We may be subject to disruptions of our systems arising from events that are beyond our control (such as computer viruses or electrical or telecommunications outages), which may cause disruption of service and financial losses or liability. We are also exposed to the risk that our providers of services may default on their contractual obligations and to the risk that our or our providers’ continuity and data security systems are inadequate.

Our stock price is volatile.

Our stock price has been volatile in the past, and, along with the vast majority of stocks of other companies in the financial services industry, suffered a considerable decline in 2007. Several factors could cause the price to fluctuate substantially in the future, including changes in earnings; business developments; circumstances affecting peer companies in the financial services industry, as well as trends and concerns in the industry in general. Our stock price may fluctuate significantly in the future, and these fluctuations may be unrelated to our performance. General market price declines or market volatility in the future could adversely affect the price of our common stock, and the current market price may not be indicative of our true financial condition or accurately predict future market prices.

Also see “—Management’s Discussion & Analysis–Risk and Uncertainties—”.

ITEM 1B. — UNRESOLVED STAFF COMMENTS

None.

ITEM 2. — PROPERTIES

At December 31, 2007, we owned the building and the land for nine of our branch offices, owned the building but leased the land for one additional office, and leased our remaining offices. Properties leased by us include our current and soon-to-be corporate and executive offices, general services and banking operations office building in Santa Monica and Los Angeles, respectively, as well as a residential lending operations office in Los Angeles. Our executive offices will be relocated in March 2008. For information concerning rental obligations, see Note 6 of the Notes to Consolidated Financial Statements.

ITEM 3. — LEGAL PROCEEDINGS

We are involved as a plaintiff or defendant in various legal actions incident to our business, none of which are believed by management to be material to us.

ITEM 4. — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. — MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASERS OF EQUITY SECURITIES.

(a) Market Information. Our common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "FED".  Included in "Management's Discussion and Analysis of Financial Condition and Results of Operation" is a table representing the range of high and low stock prices for our common stock for each quarterly period for the last five years.

(b) Holders. As of February 19, 2008, 13,676,553 shares of our common stock were outstanding and held as of the record date by 589 stockholders.

(c) Dividends. As a publicly traded company, we have no history of dividend payments on our common stock. However, we may in the future adopt a policy of paying dividends, depending on our net income, financial position and capital requirements, as well as regulatory restrictions, tax consequences and our ability to obtain a dividend from our bank subsidiary for payment to stockholders. OTS regulations limit amounts that the Bank can pay as a capital distribution to the Company. No such distribution may be made if the Bank’s net worth falls below regulatory requirements. See "—Business - Summary of Material Legislation and Regulations—" for other regulatory capital distributions. During 2007, the Board of Directors of the Bank declared and paid $100.0 million of capital distribution to the Company for the purpose of repurchasing shares of our common stock. No capital distributions were made by the Bank to the Company during 2006 and 2005. During 2004, the Board of Directors of the Bank declared and paid a $30 million capital distribution to the Company for the purpose of repurchasing shares of our common stock.

During 2005, we invested $110 million in our bank subsidiary as a capital investment in order to help finance the bank subsidiary’s growth and for general corporate purposes. No investments were made during 2006 and 2007.

(d) Securities Authorized for Issuance under Equity Compensation Plans. Information appearing on page 24 of the Proxy Statement is incorporated herein by reference.

(e) Sales of Unregistered Securities. The Company has not sold any securities that were not registered under the Securities Act within the past three years.

(f) Issuer Purchases of Equity Securities. For the year ended December 31, 2007, shares repurchased totaled 3,140,934 at an average price of $48.48. During the month of August 2007, the Board of Directors authorized the expansion of the Company’s stock repurchase program to permit repurchase of an additional 2,850,000 shares. The shares eligible for repurchase totaled 1,181,145 shares as of February 29, 2008. We did not repurchase any of our stock in 2006 or 2005.

PERFORMANCE GRAPH

Set forth as Exhibit 99.1 is a stock performance graph comparing the yearly total return on our stock with (a) the cumulative total return on stocks included in the Industry Group 419 – Savings and Loan Index, prepared and published by Hemscott, Inc., and (b) the cumulative total return on stocks included in the NYSE Market Index, prepared and published by The New York Stock Exchange. The information provided on Exhibit 99.1 covers the period from December 31, 2002 through December 31, 2007.

The graph assumes $100 invested in December 31, 2002 with any dividends reinvested.

	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/31/2006	12/31/2007
FirstFed Financial Corp.	100.00	150.26	179.17	188.32	231.33	123.73
Savings & Loan Index	100.00	139.09	154.04	157.37	179.84	101.13
NYSE Market Index	100.00	129.55	146.29	158.37	185.55	191.46

This graph represents historical stock price performance and is not necessarily indicative of any future stock price performance. We will not make or endorse any predictions as to the future stock performance.

THE FOREGOING PERFORMANCE GRAPH SHALL NOT BE DEEMED TO BE SOLICITING MATERIAL OR TO BE FILED WITH THE SEC OR INCORPORATED BY REFERENCE IN ANY DOCUMENT SO FILED.

ITEM 6. — SELECTED FINANCIAL DATA

Our selected financial data is presented below:

                                                                                       FIRSTFED FINANCIAL CORP. AND SUBSIDIARY
                                                                                           FIVE YEAR CONSOLIDATED SUMMARY OF OPERATIONS

	2007	2006	2005	2004	2003
	(Dollars in thousands, except per share data)
For the Year Ended December 31:
Interest income	$597,713	$712,622	$491,106	$271,427	$242,894
Interest expense	333,604	415,050	249,190	101,190	88,342
Net interest income	264,109	297,572	241,916	170,237	154,552
Provision for loan losses	32,400	12,400	19,750	3,000	—
Non-interest income	11,183	16,236	9,766	12,591	9,728
Non-interest expense	81,575	77,448	73,481	66,372	55,589
Income before income taxes	161,317	223,960	158,451	113,456	108,691
Income taxes	68,443	94,870	66,753	47,614	44,216
Net income	92,874	129,090	91,698	65,842	64,475
Basic earnings per share	6.07	7.79	5.55	3.95	3.80
Dilutive earnings per share	6.00	7.65	5.43	3.85	3.70
End of Year:
Loans receivable, net (1).	6,518,214	8,517,452	9,681,133	6,837,945	4,374,112
Mortgage-backed securities, at fair value	46,435	57,197	74,254	97,059	135,176
Investment securities, at fair value	316,788	311,850	294,017	250,586	116,411
Total assets	7,222,981	9,295,587	10,456,949	7,468,983	4,825,022
Deposits	4,156,692	5,889,881	4,371,657	3,761,165	2,538,398
Borrowings	2,354,000	2,568,448	5,419,184	3,191,600	1,816,622
Liabilities	6,568,482	8,590,872	9,886,110	6,991,509	4,388,455
Stockholders' equity	654,499	704,715	570,839	477,474	436,567
Book value per share	47.98	42.33	34.46	28.94	25.61
Tangible book value per share	47.95	42.25	34.25	28.62	25.18
Selected Ratios:
Return on average assets	1.16%	1.27%	1.01%	1.12%	1.43%
Return on average equity	13.43%	20.28%	17.64%	14.54%	15.97%
Ratio of non-performing assets to total assets	2.79%	0.21%	0.05%	0.07%	0.10%
Effective net spread	3.42%	2.97%	2.69%	2.99%	3.52%
Ratio of non-interest expense to average assets	1.02%	0.76%	0.81%	1.13%	1.24%
Other Data:
Number of retail banking offices	33	32	30	29	29
Number of lending only offices	2	6	6	4	2
(1) Includes loans held for sale.

Also see summarized results of operations on a quarterly basis for 2007, 2006, and 2005 in Note 16 of the Notes to Consolidated Financial Statements.

ITEM 7. — MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Accounting for the allowances for loan losses involves significant judgments and assumptions by management which has a material impact on the carrying value of net loans receivable. We consider the accounting for loan valuation allowances to be a critical accounting policy. The judgments and assumptions used by management are based on historical experience and other factors, which are believed reasonable under the circumstances as described in the “Business - Loan Loss Allowance” section.

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

RISKS AND UNCERTAINTIES

In the normal course of business, we encounter two significant types of risk: economic risk, regulatory risk and operational risk, all of  which are discussed in Item 1A.-Risk Factors.

ECONOMIC RISK

There are three main components of economic risk: credit risk, collateral risk, and market risk (which includes interest rate risk).

Credit Risk

Credit risk is the risk of default in our loan portfolio that results from a borrower’s inability to make contractually required payments. Our credit risk increased substantially during 2007 due to the number of adjustable rate mortgages that reached their maximum allowable negative amortization and now require an increased payment. Many borrowers who now can not afford the increased payments are finding (1) that they can not refinance their mortgages due to the downturn in single family home values and (2) that mortgage lenders have tightened their lending standards since the time they initially obtained their loans. As a result, single family loan delinquencies increased substantially in all categories during 2007. See "—Loss Provision—" and "—Non-performing Assets—".

The determination of the allowance for loan losses and the valuation of real estate collateral are based on estimates that are susceptible to changes in the economic environment and market conditions. We recorded loan loss provisions of $32.4 million, $12.4 million and $19.8 million during 2007, 2006 and 2005, respectively. A continued downturn in the current economic climate could increase the likelihood of additional losses due to credit risk which would create the need for additional loan loss provisions.

Collateral Risk

Collateral risk is the risk that the collateral securing our loans, primarily real estate, may decline in value. Both single family home values and home sales decreased substantially in the state of California during 2007. Negative amortization, which is added to the outstanding loan balance, increases collateral risk. A continued downturn in the California real estate market could increase the likelihood of additional charge-offs and loan loss provisions if the loan exceeds the value of the collateral. This could create the need for additional loan loss provisions.

Market Risk

Market risk is the risk of loss from unfavorable changes in market prices and interest rates. Our market risk arises primarily from the interest rate risk inherent in its lending and deposit taking activities. The Federal Reserve decreased interest rates four times during 2007 and twice so far during 2008. Normally we see an immediate impact on the Bank’s cost of funds. However, some depository institutions in the Bank’s market areas are experiencing liquidity problems and are paying higher than expected rates on deposits. This may cause the cost of funds to remain artificially high and may cause our net interest spread to decrease. Should there be a more significant or long-lasting economic or market downturn or if market interest rates increase significantly, we could experience a material increase in the level of loan defaults and charge-offs.

A sustained flat or inverted interest rate yield curve may hamper our ability to originate adjustable rate loans and may cause additional loan prepayments.

See “—Asset-Liability Management—” in “—Quantitative and Qualitative Disclosures about Market Risk—” for additional information relating to market risk.

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

Net income of $92.9 million, or $6.00 per diluted share, was recorded in 2007, compared to net income of  $129.1 million, or $7.65 per diluted share, in 2006 and net income of $91.7 million, or $5.43 per diluted share, in 2005.

Net income decreased from 2006 to 2007 primarily due to decreases in net interest income, higher provisions for loan losses, higher occupancy costs and increased losses on real estate operations. Net income grew from 2005 to 2006 due to increased net interest income, higher loan prepayment fees and gains on the sale of loans.

Consolidated assets at the end of 2007 were $7.2 billion, representing a 22% decrease from $9.3 billion at the end of 2006 and a 31% decrease from $10.5 billion at the end of 2005. The declines in assets during 2007 and 2006   are attributable to a drop in loan origination activity and an increase in loan payoffs. Loan originations decreased to $1.1 billion during 2007, compared to $2.2 billion in 2006 and $4.8 billion in 2005. Loan originations decreased in both 2007 and 2006 due to higher interest rates on adjustable rate mortgages, the weakened California real estate market, the impact resulting from implementing the Interagency Guidance on Non-Traditional Mortgage-Product Risks, the subprime mortgage crisis that started in 2007 and the collapse of the secondary market for loans.

                Certain of our key financial ratios are presented below:

	Year Ended December 31,
	Return on Average Assets	Return on Average Equity	Average Equity to Average Assets
2007	1.16%	13.43%	8.62%
2006	1.27	20.28	6.28
2005	1.01	17.64	5.72
2004	1.12	14.54	7.69
2003	1.43	15.97	8.98

               We recorded loan loss provisions of $32.4 million, $12.4 million and $19.8 million during 2007, 2006 and 2005, respectively. We recorded net loan charge-offs of $14.1 million, $190 thousand and $1.4 million during 2007, 2006 and 2005, respectively.

Non-performing assets (primarily loans 90 days past due or in foreclosure plus real estate owned) were $201.5 million, or 2.79% of total assets, at December 31, 2007, compared to $19.6 million, or 0.21% of total assets, at December 31, 2006 and $5.0 million, or 0.05% of total assets, at December 31, 2005. The increase in non-performing loans during 2007 was due to weakness in the California single family real estate markets. See —“Non-Performing Assets—”.

At December 31, 2007, our regulatory risk-based capital ratio was 21.42% and our tangible and core capital ratio was 10.97%.  We met the regulatory capital standards necessary to be deemed "well-capitalized" at December 31, 2007.  See “—Capital Resources and Liquidity—Capital Requirements.”

For the year ended December 31, 2007, shares repurchased totaled 3,140,934 at an average price of $48.48. During the month of August 2007, the Board of Directors authorized the expansion of the Company’s stock repurchase program to permit repurchase of an additional 2,850,000 shares. The shares eligible for repurchase totaled 1,181,145 shares as of February 29, 2008. We did not repurchase any of our stock in 2006 or 2005.

COMPONENTS OF INCOME
Net Interest Income

Net interest income is the primary component of our income. The chief determinants of net interest income are the dollar amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid thereon. The greater the excess of average interest-earning assets over average interest-bearing liabilities, the more beneficial the impact on net interest income. The excess of average interest-earning assets over average interest-bearing liabilities was $602.1 million in 2007, $590.2 million in 2006 and $461.7 million in 2005.

During 2006, we adopted a change in financial reporting practice required by the OTS to classify prepayment fees and late charges as interest income rather than non-interest income. The computations for previous years were revised to include these fees with interest income. This change results in loan prepayment fees being classified in the same category as the amortization of deferred origination costs, which were always recorded in interest income. Loan prepayment fees decreased to $17.7 million in 2007, compared to $30.4 million in 2006 and $20.5 million in 2005, because a fewer number of loans subject to prepayment fees were paid off by borrowers. Real estate loans subjected to prepayment fees represented 93.2%, 93.0%, and 94.8% of loans originated during 2007, 2006 and 2005, respectively.

To conform to industry practice, starting in 2006, we began including Federal Home Loan Bank stock dividends in the computation of the yield on investments and interest-earning assets. The computations for previous years were correspondingly adjusted. FHLB stock dividends were $5.0 million, $9.5 million and $7.5 million for 2007, 2006 and 2005, respectively. The average yield on FHLB stock was 5.32%, 5.12% and 4.40% in 2007, 2006 and 2005, respectively.

During the fourth quarter of 2006, we changed our practice for recording dividend income on FHLB stock to recognize income when the final dividend amount is declared. The accrual at the end of 2006 was reversed against retained earnings on January 1, 2006 in accordance with SEC Staff Accounting Bulletin No. 108 (SAB 108) and no accrual was recorded at the end of 2007 or 2006. If we had continued to follow our previous practice for recording dividends on FHLB stock, interest on investments would have been $255 thousand lower in 2007 and $613 thousand lower in 2006.

The following table sets forth the components of interest-earning assets and liabilities, the excess of interest-earning assets over interest-bearing liabilities, the yields earned and rates paid and net interest income for the periods indicated:

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

Average loans (1)	$7,246,523	$9,427,915	$8,509,250
Average investment securities	479,668	576,878	483,565
Average interest-earning assets	7,726,191	10,004,793	8,992,815

Average deposits	4,845,552	5,425,751	4,078,785
Average borrowings	2,278,539	3,988,806	4,452,325
Average interes-bearing liabilities	7,124,091	9,414,557	8,531,110
Excess of interest-earning assets over interest-bearing liabilities	$602,100	$590,236	$461,705

Yields earned on average interest-earning assets	7.74%	7.12%	5.46%
Rates paid on average interest-bearing liabilities	4.68	4.41	2.92
Interest rate spread	3.06	2.71	2.54
Effective net spread (2)	3.42	2.97	2.69

Interest on loans	$571,727	$682,716	$471,725
Interest and dividends on investments	25,986	29,906	19,381
Total interest income	597,713	712,622	491,106
Interest on deposits	212,310	220,932	97,857
Interest on borrowings	121,294	194,118	151,333
Total interest expense	333,604	415,050	249,190
Net interest income	$264,109	$297,572	$241,916

(1)	Non-accrual loans are included in the average dollar amount of loans outstanding. However, generally no income is included for the period that each such loan was on non-accrual status.
(2)	The effective net spread is a fraction, the numerator of which is net interest income and the denominator of which is the average dollar amount of interest-earning assets.

Our net interest income is impacted by a time lag before changes in the cost of funds can be passed along to adjustable rate loan clients. Savings and borrowing costs adjust to market rates quickly, whereas it takes two to three months for loan yields to adjust. This time lag decreases our net interest income during periods of rising interest rates. The reverse is true during periods of declining interest rates. See "—Asset-Liability Management—" in “—Quantitative and Qualitative Disclosures about Market Risk—” for further discussion.

Net interest income decreased by 11% during 2007 compared to 2006 mainly due to a 23% decrease in average interest-earning assets. Despite the decrease in earning assets, the interest rate spread increased to 3.06% in 2007 from 2.71% in 2006. The yield on the loan portfolio continued to adjust upward during the first half of 2007 due to interest rate increases made by the Federal Reserve Board in 2006. The loan yield started to decrease at the end of 2007 due to rate cuts made by the Federal Reserve Board in the second half of the year. However, the cost of funds, which responds more quickly to changes in interest rates, showed more of a decrease during the second half of 2007.

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

	Year Ended December 31, 2007 Versus			Year Ended December 31, 2006 Versus
	Year Ended December 31, 2006			Year Ended December 31, 2005
	Change Due To			Change Due To
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)
Interest Income:
Loans	$(168,262)	$57,273	$(110,989)	$54,912	$156,079	$210,991
Investments	(5,247)	1,327	(3,920)	4,190	6,335	10,525
Total interest income	(173,509)	58,600	(114,909)	59,102	162,414	221,516
Interest expense:
Deposits	(24,682)	16,060	(8,622)	39,588	83,487	123,075
Borrowings	(89,447)	16,623	(72,824)	(17,104)	59,889	42,785
Total interest expense	(114,129)	32,683	(81,446)	22,484	143,376	165,860
Change in net interest income	$(59,380)	$25,917	$(33,463)	$36,618	$19,038	$55,656

Note: Changes in rate/volume (change in rate multiplied by the change in average volume) have been allocated to the change in rate or the change in volume based upon the respective percentages of the combined totals.

	Interest Rate Spreads and Effective Net Spreads
	Year Ended December 31,
	2007		2006		2005		2004		2003
	During Period	End of Period	During Period	End of Period	During Period	End of Period	During Period	End of Period	During Period	End of Period
Weighted average yield on loans	7.89%	7.53%	7.24%	8.13%	5.54%	6.60%	4.92%	5.02%	5.76%	5.14%
Weighted average yield on investments	5.42	5.42	5.18	4.77	4.01	4.28	3.12	3.07	3.09	3.18
Weighted average yield on all interest-earning assets	7.74	7.38	7.12	7.91	5.46	6.46	4.77	4.88	5.54	4.99
Weighted average rate paid on deposits	4.38	4.17	4.07	4.44	2.40	3.00	1.42	1.65	1.56	1.29
Weighted average rate paid on borrowings and FHLB advances	5.32	4.80	4.87	5.37	3.40	4.19	2.55	2.57	3.22	2.76
Weighted average rate paid on all interest-bearing liabilities	4.68	4.39	4.41	4.72	2.92	3.65	1.91	2.06	2.19	1.90
Interest rate spread (1)	3.06	2.99	2.71	3.19	2.54	2.81	2.86	2.82	3.35	3.09
Effective net spread (2)	3.42		2.97		2.69		2.99		3.52

(1) Weighted average yield on all interest-earning assets less weighted average rate paid on all interest-bearing liabilities.
(2) Net interest income divided by average interest-earning assets.

Loan Loss Provision

We recorded loan loss provisions of $32.4 million, $12.4 million and $19.8 million during 2007, 2006 and 2005, respectively. The increased provision was due to foreclosed and delinquent single family loans resulting from the downturn in the California real estate market and tighter lending standards imposed by mortgage lenders, which took away refinancing options. Single family non-accrual loans (greater than 90 days delinquent or in foreclosure) increased to $179.7 million at December 31, 2007 from $18.5 million as of December 31, 2006. Single family loans delinquent less than 90 days increased to $236.7 million as of December 31, 2007 from $12.9 million as of December 31, 2006. Non-performing assets were $201.5 million at December 31, 2007, compared to $19.6 million and $5.0 million at December 31, 2006 and 2005.

We have a policy of providing for general valuation allowances, unallocated to any specific loan, but available to offset any loan losses. The allowance is maintained at an amount that we believe to be adequate to cover estimable and probable loan losses inherent in the loan portfolio at the balance sheet date. We also maintain valuation allowances for impaired loans and loans sold with recourse when needed. See "—Business – Loan Loss Allowance—". We perform regular risk assessments of our loan portfolio to maintain appropriate valuation allowances. Additional loan loss provisions may be required to the extent that charge-offs are recorded against valuation allowances for impaired loans or the general valuation allowance or if there is further deterioration of the loan portfolio.

We recorded net loan charge-offs of $14.1 million during 2007, compared to $190 thousand and $1.4 million during 2006 and 2005, respectively. The charge-offs during 2007 primarily resulted from losses on single family residential loans compared to the charge-offs during 2006 and 2005, which primarily resulted from losses on business loans not secured by real estate.

Non-interest Income

    Non-interest income decreased to $11.2 million during 2007, from $16.2 million during 2006. The decrease in 2007 compared to 2006 was due to increased losses on real estate operations and a decrease in gain on sale of loans, offset by higher loan servicing and other fees, retail office fees and other operating income. Non-interest income increased to $16.2 million during 2006, from $9.8 million during 2005. The increase in 2006 compared to 2005 was due to increases in loan servicing and other fees, retail office fees and gain on sale of loans, offset by a decrease in real estate operations.

Loan servicing and other fees were $2.8 million in 2007, compared to $2.6 million in 2006 and $1.3 million in 2005. The increases in 2007 and 2006 were due to increases in appraisal fee income and brokered loan fees.

Retail office fees increased to $6.8 million in 2007, compared to $6.6 million in 2006 and $5.8 million in 2005.  The increases through the three-year period resulted from increases in overdraft service fees and the implementation of an unavailable funds fee.

Gain on sale of loans was $4.7 million in 2007, $6.2 million in 2006 and $125 thousand in 2005. The volume of loans sold decreased to $417.2 million in 2007, from $481.6 million in 2006, but increased from $12.8 million in 2005. The decrease in volume during 2007 was due to unfavorable secondary market conditions which made it difficult for the Bank to sell loans during the second half of 2007. As a result, $20.1 million in loans designated the “held for sale” were transferred to the held for investment portfolio. A valuation loss of $337 thousand was recorded upon the transfer.

Real estate operations resulted in a net loss of $5.1 million during 2007, compared to a net loss of $14 thousand during 2006 and a gain of $2.0 million in 2005. The loss reported during 2007 resulted from write-downs of real estate owned due to valuation adjustments and operating costs on single family real estate owned. The loss during 2006 resulted from legal costs associated with the protection of judgments on properties previously sold at a loss. The gain during 2005 resulted from the sale of investment properties which were acquired in settlement of judgments. Real estate operations include gains and losses on the sale of foreclosed properties, operating income and expense during the holding period, and recoveries of prior losses on real estate sold.

Other operating income increased to $2.0 million in 2007, compared to $842 thousand in 2006 and $499 thousand in 2005. The increases in 2007 compared to 2006 and 2006 compared to 2005 were primarily due to increases in investment services commission income.

Non-interest Expense

                The ratio of non-interest expense to average total assets was 1.02% for 2007, 0.76% for 2006 and 0.81% for 2005. The increase during 2007 was due to an increase in non-interest expense and a decrease in average total assets. The expense ratios decreased during 2006 and 2005 due to growth in assets during those years. Non-interest expense increased during 2007 primarily due to higher compensation costs, higher occupancy costs in connection with opening new branches and higher FDIC deposit insurance premiums. Non-interest expense increased during 2006 primarily due to an increase in OTS assessments and an increase in FDIC deposit insurance premiums.

Salary and benefit costs increased 7% in 2007 compared to 2006 primarily due to normal salary adjustments and additional personnel hired for new branches. Incentive costs decreased 35% due to a decrease in loan funding. Salary and benefit costs increased 2% in 2006 compared to 2005 due to stock option expense which was recorded for the first time due to the implementation of Statement of Financial Accounting Standards No. 123R, Share-Based Payment. Incentive costs decreased 38% in 2006 compared to 2005.

               Occupancy expense increased 25% in 2007 due to the opening of two new branches and the closing of one branch during the year. Also, rent expense was incurred on the Company’s prospective new headquarters during 2007 while we were still paying rent on three facilities that will be replaced early in 2008. Occupancy expense increased 10% in 2006 compared to 2005 due to the opening of two new branches during the year, additional repair and remodeling at existing branches and increased security costs.

Legal expenses decreased by $1.3 million in 2007 compared to 2006 due to the favorable outcome of a pending legal matter.

The following table details the components of non-interest expense for the periods indicated:

	Non-Interest Expense Year Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Salaries and Employee Benefits:
Salaries	$32,900	$28,890	$27,850	$25,992	$21,565
Incentive compensation	2,702	4,137	6,719	4,217	3,480
Payroll taxes	2,660	2,598	2,660	2,334	1,883
Stock option expense	1,725	1,880	—	—	—
Employee benefit insurance	2,003	1,798	1,817	1,629	1,016
Bonus compensation	2,919	2,296	2,057	1,500	1,275
Profit sharing	1,539	1,548	1,545	2,530	2,030
SERP	1,559	1,526	1,476	1,381	1,287
401(k)	535	652	416	500	540
Other salaries and benefits	637	644	521	824	408
	49,179	45,969	45,061	40,907	33,484
Occupancy:
Rent...	7,205	5,303	5,148	4,836	4,690
Equipment	2,263	2,230	2,184	1,826	1,378
Maintenance costs	1,531	1,163	912	861	904
Other occupancy	2,371	1,991	1,482	1,168	1,199
	13,370	10,687	9,726	8,691	8,171
Other Operating Expense:
Insurance	692	803	896	746	648
Amortization of core deposit intangible	879	1,995	1,995	1,995	1,995
Data processing	2,303	2,743	2,596	2,587	2,905
Contributions	376	494	492	502	409
Professional services	600	524	660	292	201
Legal expenses	211	1,467	1,381	1,686	1,103
OTS assessments	2,153	2,260	1,125	751	667
Federal deposit insurance premiums	2,845	1,393	504	388	394
Telephone	663	563	844	775	569
Office supplies	687	1,139	936	833	839
Postage	951	988	965	677	335
Subscriptions	203	236	281	229	194
Delivery	604	598	638	565	480
Other contracted services	1,083	991	1,052	820	583
Uninsured losses	389	628	1,111	651	185
Other operating costs	3,344	2,722	2,464	2,572	2,112
	17,983	19,544	17,940	16,069	13,619

Advertising	1,043	1,248	754	705	315
Total	$81,575	$77,448	$73,481	$66,372	$55,589

Non-interest expense as % of average assets	1.02%	0.76%	0.81%	1.13%	1.24%

BALANCE SHEET ANALYSIS

                Consolidated assets were $7.2 billion, $9.3 billion and $10.5 billion at the end of 2007, 2006 and 2005, respectively. The 23% decrease from 2006 and the 31% decrease from 2005 were attributable to lower loan origination activity and a greater number of loan payoffs. Loan originations totaled $1.1 billion in 2007, down from $2.2 billion in 2006 and $4.8 billion in 2005. Loan originations decreased in both 2007 and 2006 due to the weak California real estate market and tighter underwriting standards resulting from the implementation of the Interagency Guidance on Non-Traditional Mortgage Product Risks. Principal repayments on loans totaled $2.6 billion during 2007, $2.8 billion during 2006 and $2.0 billion during 2005.

Real Estate Loan Portfolio

               At the end of 2007, 90% of our loans had adjustable interest rates based on monthly changes. Of these, 38% of those loans were based on CODI, 17% were based on the 12MAT Index, 33% were based on the COFI Index and 2% were based on other indices. As part of our asset-liability management strategy, we have maintained a high level of adjustable rate loans in our portfolio for over twenty years. Loans tied to adjustable interest rates represented 50% and 88% of loan originations during 2007 and 2006, respectively. Loans tied to fixed interest rates represented 50% and 12% of loan originations during 2007 and 2006, respectively. The increase in 2007 loan originations with a fixed interest rate period was based on borrower preference for loans with a fixed interest rate as rates have come down and made the payments more affordable. During 2006 and 2005, we focused on marketing adjustable loans based on COFI. We continue our belief that adjustable rate mortgages will help insulate us from fluctuations in interest rates, notwithstanding the two to three month time lag between a change in our monthly cost of funds and a corresponding change in our loan yields. See "—Asset - Liability Management—".

There are varying periods for which our loan payments may be fixed, ranging from one year to five years.  See “—Business–Interest Rates, Terms and Fees—”.

Because AML loan-to-value ratios may increase above those established at the time of loan origination due to negative amortization, when we do lend in excess of 80% of the appraised value, additional fees and higher rates are charged or we may require mortgage insurance which reduces our loss exposure to below 75%. Notwithstanding a borrower’s election to make a less than fully-amortizing or interest-only payment, which serves to increase negative amortization, the amount of negative amortization also increases during periods of rising short term interest rates.  See “—Business–Interest Rates, Terms and Fees—”.

At December 31, 2007, 2006 and 2005, negative amortization included in the balance of loans receivable, totaled $301.7 million, $215.8 million and $62.6 million, respectively. Negative amortization has increased over the last two years primarily because borrowers chose to make less than a fully-amortizing payment during the initial fixed payment period of their loan. The portfolio of single family loans with a one-year fixed payment totaled $3.2 billion at December 31, 2007 and $4.6 billion at both December 31, 2006 and 2005. The portfolio of single family loans with a three-to-five year fixed payment was $1.1 billion at December 31, 2007, compared to $1.8 billion at December 31, 2006, and $2.7 billion at December 31, 2005. Negative amortization as a percentage of all single family loans with negative amortization totaled 7.68% at December 31, 2007, 3.93% at December 31, 2006 and 1.18% at December 31, 2005.  Single family loans comprised 61% of originations during 2007 compared to 88% of originations in 2006 and 90% of originations during 2005.

Unlike the single family real estate market, the multi-family real estate market in California showed no sign of weakness during 2007. Due to increased marketing efforts by the Bank, multi-family loan originations increased 60% during 2007 compared to 2006.

The following table details loan originations and loan purchases by property type for the periods indicated:

	Loan Originations and Purchases by Property Type
	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands)

Single family (one-to-four units)	$652,932	$1,929,686	$4,329,439	$3,095,010	$1,712,584
Multi-family	366,236	229,332	409,201	647,326	470,426
Commercial real estate	28,460	11,757	45,001	66,010	35,237
Commercial business loans	26,146	32,275	36,197	43,226	31,581
Other	—	2,220	4,145	29,237	25,702
Total	$1,073,774	$2,205,270	$4,823,983	$3,880,809	$2,275,530

No loans were originated upon the sale of real estate owned during 2007, 2006 or 2005.

The following table summarizes loan originations and purchases by loan type for the periods indicated:

	Loan Originations and
	Purchases by Loan Type
	Year Ended December 31,
	2007	2006	2005
	(In thousands)

12MAT	$93,524	$502,990	$672,230
CODI	4,275	130,553	3,666,643
COFI	408,235	1,259,875	443,259
LIBOR	2,165	—	—
Prime	33,983	39,332	40,341
	542,182	1,932,750	4,822,473

Fixed	16,295	5,016	1,510
Hybrid	515,297	267,504	—
Total	$1,073,774	$2,205,270	$4,823,983

                The following table summarizes single family loan originations by borrower documentation type for the periods indicated:

	Single Family Loan Originations by
	Borrower Documentation Type
	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Verified Income/ Verified Asset	$240,322	$356,758	$664,807
Stated Income/ Verified Asset	269,129	639,756	1,462,935
Stated Income/ Stated Asset	68,709	568,723	1,634,148
No Income/ No Asset	74,772	364,449	567,549
Total	$652,932	$1,929,686	$4,329,439

                On Verified Income/Verified Asset loans (VIVA), the borrower includes information on his/her income and assets, which is then verified. Loans that allow for a reduced level of documentation at origination have been a significant percentage of single family loans originated in our market areas. On SISA loans, the borrower includes information on his/her level of income and assets that is not subject to verification. On SIVA loans, the borrower includes information on his/her level of income and that information is not subject to verification, although information provided by the borrower on his/her assets is verified. For NINA loans, the borrower is not required to submit information on his/her level of income or assets. However, all single family loans, including NINA loans, require credit reports and appraisals. The Bank required higher credit scores, higher rates and lower loan to values on NINA loans. The Bank stopped originating NINA loans in 2007 and stopped originating all stated income and stated asset products in January 2008. All multi-family loans and other real estate loans require complete and customary documentation from the borrowers.

Loan Composition

Loans based on the security of single family properties (one-to-four units) comprise the largest category of our loan portfolio. The loan portfolio also includes loans secured by multi-family and commercial and industrial properties. At December 31, 2007, 70% of the loan portfolio consisted of first liens on single family properties while first liens on multi-family properties were 26% of the portfolio, and first liens on commercial properties represented 2% of the portfolio.  Commercial business loans, construction loans, consumer loans and other loans comprised the remaining 2% of the loan portfolio at December 31, 2007.

The following table sets forth the composition of our portfolio of loans at the dates indicated:

	December 31,
	2007	2006	2005	2004	2003
	(In thousands)
REAL ESTATE LOANS
First trust deed residential loans:
One-to-four units	$4,652,876	$6,444,225	$7,361,476	$4,585,962	$2,456,971
Five or more units	1,709,815	1,811,966	1,942,021	1,825,564	1,547,771
Residential loans	6,362,691	8,256,191	9,303,497	6,411,526	4,004,742

OTHER REAL ESTATE LOANS
Commercial and industrial	159,052	196,569	257,560	324,805	345,273
Construction	—	—	4,910	20,902	9,053
Land	4,242	—	—	—	—
Second trust deeds	2,159	3,392	6,505	5,466	7,281
Real estate loans	6,528,144	8,456,152	9,572,472	6,762,699	4,366,349

NON-REAL ESTATE LOANS
Deposit accounts	2,061	825	595	491	649
Commercial business loans	75,848	83,759	80,186	58,869	34,424
Consumer loans	33,136	44,528	57,399	60,677	49,738
Loans receivable	6,639,189	8,585,264	9,710,652	6,882,736	4,451,160

LESS:
General valuation allowance	127,503	109,768	97,558	78,675	75,238
Impaired loan valuation allowances	555	—	—	496	496
Deferred loan origination (costs) fees	(7,083)	(41,956)	(68,039)	(34,380)	1,314
Net loans receivable (1)	$6,518,214	$8,517,452	$9,681,133	$6,837,945	$4,374,112
(1)   Includes loans held-for-sale.

Due to commissions paid to mortgage loan brokers, wholesale single family loans typically have deferred origination costs in excess of deferred loan origination income. Net deferred loan origination costs were $7.1 million at December 31, 2007, $42.0 million at December 31, 2006 and $68.0 million at December 31, 2005. The decrease in net deferred loan costs in 2007 and 2006 resulted from the lower volume of single family loans originated and an increase in loan payoffs during those years. Deferred loan origination costs are amortized over the expected life of the loans which is typically three years. Multi-family loans typically have deferred loan origination income in excess of deferred loan origination costs. This deferred loan origination income is amortized over the contractual lives of the loans.

                The following table shows the composition of our single family loan portfolio by borrower documentation type at the dates indicated:

	Single Family Loan Portfolio by
	Borrower Documentation Type
	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Verified Income/ Verified Asset	$1,135,358	$1,322,883	$1,444,640
Stated Income/ Verified Asset	1,468,686	2,120,962	2,361,778
Stated Income/ Stated Asset	1,506,627	2,251,179	2,777,116
No Income/ No Asset	542,205	749,201	777,942
Total	$4,652,876	$6,444,225	$7,361,476

                We attempt to mitigate the inherent risk of making reduced documentation loans by evaluating the other characteristics of the loans, such as the creditworthiness of the borrower and the loan-to-value ratio based on the collateral’s appraised value at the origination date. The underwriting of these loans is based on the borrower’s credit profile and credit history, intended occupancy, reasonableness of stated income and the value of the collateral. The creditworthiness of the borrower is based on the borrower’s credit score (“FICO”), prior use of and repayment of credit, job history and stability. The average borrower FICO score and average loan-to-value ratio on single family loan originations were 715 and 74%, respectively, in 2007, compared to 714 and 73%, respectively, in 2006 and 715 and 74%, respectively, in 2005.

                The following table shows the composition of our single family loan portfolio at the dates indicated by original loan-to-value ratio:

	December 31,
Original LTV Ratio:	2007	2006	2005
	(In thousands)
<65%	$817,580	$1,230,750	$1,416,329
65-70%	505,320	722,380	837,964
70-75%	593,386	802,885	931,461
75-80%	2,348,772	3,104,381	3,349,640
80-85%	73,564	111,678	162,115
85-90%	262,719	391,128	544,825
>90%	51,535	81,023	119,142
Total	$4,652,876	$6,444,225	$7,361,476

The Bank generally requires that borrowers obtain private mortgage insurance on loans in excess of 80% of the appraised property value. Prior to April 2006, on certain loans originated for the portfolio, the Bank charged premium rates and/or fees in exchange for waiving the insurance requirement. Management believes that the additional rates and fees that we received for these loans compensated for the additional risk associated with this type of loan. In certain of these cases when we waived the insurance requirement, we purchased private mortgage insurance with our own funds. At December 31, 2007, 72% of loans with mortgage insurance were insured by RMIC, the Republic Mortgage Insurance Company, and 28% were insured by MGIC, the Mortgage Guaranty Insurance Corporation. Under certain mortgage insurance programs, the Bank continues to act as co-insurer and participate with the insurer in absorbing any future loss. As of December 31, 2007, 2006 and 2005, loans with co-insurance totaled $212.0 million, $259.1 million and $334.8 million, respectively. Loans with initial loan-to-value ratios greater than 80% with no private mortgage insurance totaled $175.9 million, $292.4 million and $495.5 million, respectively, at December 31, 2007, 2006 and 2005.

                The following table shows the composition of our single family loan portfolio at the dates indicated by the FICO score of the borrower at origination:

	December 31,
FICO Score at Origination	2007	2006	2005
	(In thousands)
<620	$27,667	$36,428	$53,059
620-659	431,307	576,947	644,412
660-719	2,162,687	2,957,784	3,430,230
>720	1,982,220	2,824,692	3,171,315
Not Available	48,995	48,374	62,460
Total	$4,652,876	$6,444,225	$7,361,476

                The following table shows the composition of our single family loan portfolio by borrower documentation type at the dates indicated with loan balance, weighted average LTV Ratio and FICO Score:

	December 31,
	2007			2006			2005
	(Dollars in thousands)
	Loan Balance	LTV Ratio	FICO Score	Loan Balance	LTV Ratio	FICO Score	Loan Balance	LTV Ratio	FICO Score
Verified Income/ Verified Asset	$1,135,358	73.3%	709	$1,322,883	73.7%	706	$1,444,640	73.93%	703
Stated Income/ Verified Asset	1,468,686	74.0	715	2,120,962	73.7	717	2,361,778	73.83	717
Stated Income/ Stated Asset	1,506,627	74.6	714	2,251,179	73.8	716	2,777,116	73.76	715
No Income/ No Asset	542,205	70.8	728	749,201	69.8	729	777,942	70.47	728
Total Weighted Average	$4,652,876	73.6%	715	$6,444,225	73.3%	716	$7,361,476	73.48%	714

                The following table shows the composition of our single family loan portfolio by geographic distribution at the date indicated:

	December 31,
	2007		2006		2005
	(Dollars in thousands)
Los Angeles County	$1,148,942	24.8%	$1,589,318	24.7%	$1,876,593	25.5%
San Francisco Bay Area	775,303	16.7	1,124,541	17.5	1,298,676	17.6
Central California Coast	592,547	12.7	856,949	13.3	965,268	13.1
San Diego Area	558,452	12.0	739,995	11.5	813,755	11.1
Orange County	428,667	9.2	580,226	9.0	692,511	9.4
San Bernardino/Riverside Counties	374,303	8.0	541,412	8.4	598,055	8.1
San Joaquin Valley	298,788	6.4	390,155	6.1	433,897	5.9
Sacramento Valley	275,313	5.9	349,829	5.4	373,909	5.1
Other	200,561	4.3	271,800	4.1	308,812	4.2
Total	$4,652,876	100.0%	$6,444,225	100.0%	$7,361,476	100.0%

                The following table shows the composition of our single family loan portfolio by year of origination as of December 31, 2007 (dollars in thousands):

2003 and Prior	$395,506	8.5%
2004	725,904	15.6
2005	2,106,973	45.3
2006	1,066,660	22.9
2007	357,833	7.7
Total	$4,652,876	100.0%

Our adjustable rate loans permit negative amortization up to a certain defined level, and the payment on such loans adjusts periodically in accordance with the terms of the loan documents.  Because many borrowers have elected to make a mortgage payment less than what is required by either the “interest only” or fully amortizing option, many of these adjustable rate mortgages are reaching their maximum negative amortization threshold and now require an increased payment.

The “recast” of these loans to a higher payment amount appears to have been a substantial factor in the higher delinquency levels experienced by the Bank during 2007 because many borrowers were unable to make the higher payments. We cannot predict how the increased payments will impact delinquencies in the future, but the percentage of increase in the payment amount and the loan-to-value ratio are important considerations.

The following tables show the number and dollar amount of performing loans expected to recast by current estimated loan-to-value ratio for the periods indicated (updated for both current loan balance and current estimated market value):

	2008		2009		Thereafter
Loan-to-value Ratio	Recast Balance	Number of Loans	Recast Balance	Number of Loans	Recast Balance	Number of Loans
			(Dollars in thousands)
< 70%	$158,286	387	$210,545	532	$288,310	706
70-80%	108,030	214	122,520	259	224,922	455
80-90%	161,272	323	147,191	310	284,616	519
90-100%	169,746	351	132,623	275	339,199	632
100-110%	139,492	303	79,997	165	281,347	551
>110%	170,523	382	59,938	136	312,258	656
Grand total	$907,349	1,960	$752,814	1,677	$1,730,652	3,519

The following tables show the number and dollar amount of loans expected to recast by projected payment increase for the periods indicated:

	2008		2009		Thereafter
Projected Payment Increase	Recast Balance	Number of Loans	Recast Balance	Number of Loans	Recast Balance	Number of Loans
			(Dollars in thousands)
< 50%	$69,794	157	$103,938	267	$254,168	525
50-100%	287,766	643	389,644	857	877,400	1,784
100-125%	290,202	611	187,244	421	254,956	528
125-150%	171,358	362	54,551	102	235,399	470
>150%	88,229	187	17,437	30	108,729	212
Grand total	$907,349	1,960	$752,814	1,677	$1,730,652	3,519

Loans Sold with Recourse

Loans sold with recourse totaled $42.2 million as of December 31, 2007, $53.2 million as of December 31, 2006 and $59.9 million as of December 31, 2005. Loans sold with recourse are primarily secured by multi-family properties.   Although no longer owned by us, these loans are evaluated for the purposes of measuring risk exposure for regulatory capital. The decreases over the last three years were due to normal amortization and payoffs.

We also have full recourse on multi-family loans sold to FNMA in exchange for mortgage-backed securities during 2005. Due to the recourse provisions of the sale, these mortgage-backed securities continue to be accounted for as part of our loan portfolio pursuant to Statement of Financial Accounting Standards No. 140, Accounting for and Servicing of Financial Assets and Extinguishments of Liabilities. The outstanding balance of these loans was $658.5 million as of December 31, 2007 and $918.6 million at December 31, 2006. These mortgage-backed securities are available to be used in collateralized borrowing arrangements.

ASSET QUALITY
 Asset Quality Ratios

The following table sets forth certain asset quality ratios at the dates indicated:

	December 31,
	2007	2006	2005	2004	2003

Non-performing loans to gross loans receivable (1)	2.72%	0.22%	0.05%	0.07%	0.08%
Non-performing assets to total assets (2)	2.79%	0.21%	0.05%	0.07%	0.10%
Loan loss allowances to non-performing loans (3)	71%	593%	1,965%	1,588%	2,266%
Loan loss allowances to gross loans receivable (4)	1.93%	1.28%	1.00%	1.15%	1.70%

(1)	Loans receivable are before deducting unrealized loan fees, the general valuation allowance and valuation allowances for impaired loans.
(2)	Non-performing assets are net of valuation allowances related to those assets.
(3)	Loan loss allowances, including the general valuation allowance and valuation allowances for impaired loans.
(4)	General valuation allowance plus the allowances for impaired loans as a percentage of loans receivable before deducting unrealized loan fees, the general valuation allowance and valuation allowances for impaired loans.

NON-PERFORMING ASSETS

We define non-performing assets to include loans delinquent over 90 days or in foreclosure, real estate acquired in settlement of loans, and other loans less than 90 days delinquent but for which collectability is questionable.

        The table below details the amounts of non-performing assets by type of collateral. Also shown is the ratio of non-performing assets to total assets.

	Non-Performing Assets
	December 31,
	2007		2006		2005		2004		2003
	(Dollars in thousands)
	$	%	$	%	$	%	$	%	$	%

Real estate owned:
Single family	$21,090	10%	$1,094	6%	$—	—%	$—	—%	$1,324	28%
Less: general valuation allowance	—	—	—	—	—	—	—	—	—	—
Total real estate owned	21,090	10	1,094	6	—	—	—	—	1,324	28
Non-performing loans:
Single family	179,679	89	18,474	94	3,569	72	4,590	92	3,326	71
Multi-family	—	—	—	—			391	8	—	—
Commercial and industrial	720	1	12	—	1,364	27	—	—	—	—
Other	14	—	11	—	33	1	4	—	16	1
Total non-performing loans	180,413	90	18,497	94	4,966	100	4,985	100	3,342	72
Total	$201,503	100%	$19,591	100%	$4,966	100%	$4,985	100%	$4,666	100%
Ratio of non-performing assets to total assets		2.79%		0.21%		0.05%		0.07%		0.10%

               We actively monitor the status of all non-performing loans. Single family real estate owned and non-accrual loans have increased during 2007 due to the downturn in the California real estate market and higher payment requirements on adjustable rate loans that reached their maximum allowed negative amortization. Because real estate prices have decreased substantially over the last year, delinquent borrowers are no longer able to sell their homes in sufficient amounts to pay off their mortgages. Also, some borrowers have taken out second trust deeds with other lenders, making it likely that the total encumbrances on a property are greater than its value. Refinancing may not be an option because mortgage lenders have tightened the underwriting and documentation requirements for new loans. Approximately 40% of non-performing loan balances were related to loans on which another institution has a second mortgage as of December 31, 2007.

The trend towards higher single family delinquencies is likely to continue during 2008 and 2009 because the Bank estimates that 2,400 mortgages with principal balances totaling $1.1 billion could reach their maximum negative amortization in 2008 and another 1,677 mortgages with principal balances totaling $752.8 million could reach their maximum in 2009.

                The Bank created a loss mitigation unit at the end of 2007 to work proactively with borrowers who may have difficulty affording their increased loan payments. As of December 31, 2007, four loans with principal balances totaling $2.1 million had been modified. Valuation allowances on these loans totaled $279 thousand. These loans were considered troubled debt restructurings and included in impaired loans as of December 31, 2007.

 Impaired loans totaled $23.5 million, $5.4 million, and $3.0 million, net of related allowances of $555 thousand, $0 and $0 as of December 31, 2007, 2006, and 2005, respectively. See "—Business – Non-accrual, Past Due, Impaired and Restructured Loans—" for further discussion of impaired loans.

                Modified loans result primarily from temporary modifications of principal and interest payments or an extension of maturity dates. Under these arrangements, loan terms are typically reduced to no less than a required monthly interest payment. Any loss of revenue under the modified terms would currently be immaterial to us. If the borrower is unable to return to scheduled principal and interest payments at the end of the modification period, foreclosure procedures will be initiated, or, in certain circumstances, the modification period will be extended. As of December 31, 2007, we had no modified loans that were not considered trouble debt restructurings. This compares with $1.8 million and $2.0 million as of December 31, 2006 and December 31, 2005, respectively. No modified loans were 90 days or more delinquent as of December 31, 2007, 2006 or 2005.

CAPITAL RESOURCES AND LIQUIDITY
Liquidity Requirements

As permitted by the OTS, we determine the level of liquidity required for the safe and sound operation of our business. Our strategy is to keep cash and liquid investments at a modest level due to the availability of credit lines.  These credit lines are considered in our definition of available liquidity. Our liquidity policy requires that cash and cash equivalents, short-term investments and unused borrowing capacity be maintained at a minimum level of 10% of our liquidity base (defined as deposits and borrowings due within one year). As of December 31, 2007, liquidity-qualifying balances were 47.1% of our liquidity base.

 External Sources of Funds

External sources of funds include deposits, loan sales, advances from the FHLB and reverse repurchase agreements ("reverse repos"). For purposes of funding asset growth, the source or sources of funds with the lowest total cost for the desired term are generally selected. The incremental source of funds used most often during 2007 was  FHLB advances. The source of funds used most often during 2006 was brokered deposits, and during 2005, it was  FHLB advances.

Deposits are accepted from our full-service banking branches, internet banking, national deposit brokers (“brokered deposits”) and telemarketing sources. The cost of funds, operating margins and our net income associated with brokered and telemarketing deposits are generally comparable to the cost of funds, operating margins and our net income associated with branch deposits, FHLB borrowings and repurchase agreements. As the cost of each source of funds fluctuates from time to time, based on market rates of interest offered by us and other financial institutions, we select funds from the lowest cost source until the relative costs change. As the cost of funds, operating margins and net income associated with each source of funds are generally comparable; we do not deem the impact of its use of any one of the specific sources of funds at a given time to be material.
Deposits at full-service banking branches were $3.1 billion at December 31, 2007, $2.9 billion at December 31, 2006 and $2.6 billion at December 31, 2005. The increases during the last three years were due to opening of new retail branches and our marketing efforts.

Deposits obtained from national brokerage firms ("brokered deposits") are considered a source of funds similar to a borrowing. In evaluating brokered deposits as a source of funds, the cost of these deposits, including commission fees, is compared to other funding sources. We had $826.0 million in brokered deposits at December 31, 2007, $2.8 billion at December 31, 2006 and $1.7 billion at December 31, 2005. The utilization of brokered deposits decreased during 2007 because they were more costly than FHLB advances on an “all-in” cost basis, and increased during 2006 because they were less costly than other source of funds.

Telemarketing deposits were $158.6 million at the end of 2007, $177.4 million at the end of 2006 and $78.0 million at the end of 2005. These deposits are normally large deposits from pension plans, managed trusts and other financial institutions. The level of telemarketing deposits varies based on the activity of investors, who are typically professional money managers. The availability of telemarketing deposits also varies based on the rates offered and the investors’ perception of our creditworthiness.

We began accepting deposits acquired through the internet in late 2005 by posting our rates on internet rate boards. We accept internet deposits from every state except California. These deposits totaled $46.3 million at December 31, 2007, $48.2 million at December 31, 2006, and $2.4 million at December 31, 2005.

The volume of loans sold was $417.2 million during 2007, $481.6 million during 2006 and $12.8 million during 2005. Loan sales decreased during 2007 due to a lack of liquidity in the mortgage markets. Loan sales increased during 2006 compared to 2005 because we increased our originations of loans for sale to other investors based on their guidelines.

FHLB advances were $2.1 billion at the end of 2007, $1.5 billion at the end of 2006 and $4.2 billion at the end of 2005. Borrowings from the FHLB increased during 2007 because they were less costly than brokered deposits.

Reverse repurchase agreements are short-term borrowings secured by loans and investment securities. These borrowings decreased to $120.0 million at the end of 2007 from $978.4 million at the end of 2006 and $1.2 billion at the end of 2005. The decrease during 2007 and 2006 was due to the fact that investment brokers were charging less favorable rates to the Bank for borrowings secured by mortgage-backed securities.

We believe that we have sufficient funds available to fund current loan origination activity. We have a credit facility with the FHLB in the form of advances and lines of credit which allows borrowings of up to 60% of our assets as computed for regulatory purposes.  At December 31, 2007, our unused borrowing capacity at the FHLB was in excess of $2.1 billion. Actual advances from the FHLB totaled $2.1 billion at the end of 2007. Other sources of liquidity include principal and interest payments on loans, proceeds from loan sales and other borrowings, such as reverse repurchase transactions. Historically, we have retained a significant portion of maturing deposits. While management anticipates that there may be some outflow of these deposits upon maturity due to the current competitive rate environment, they are not expected to have a material impact on our long-term liquidity position.

                The holding company had $150.0 million in unsecured fixed/floating rate senior debentures as of December 31, 2007. The first $50.0 million transaction was completed in June 2005 and is due in 2015. The debentures have a fixed rate of 5.65% for the first five years and are adjustable afterwards based on a rate of 1.55% over the three-month LIBOR.  The second $50.0 million transaction was completed in December 2005 and is due in 2016. The debentures have a fixed rate of 6.23% for the first five years and are adjustable afterwards based on a rate of 1.55% over the three-month LIBOR. The third $50.0 million transaction was completed in April 2007 and is due in 2017. The debentures have a fixed rate of 6.585% for the first five years and are adjustable afterwards based on a rate of 1.60% over the three-month LIBOR. The debentures in each transaction are redeemable at par after the first five years. Negative covenants contained in the indentures governing the terms of these debentures generally prohibit us from selling or otherwise disposing of shares of voting stock of the Bank or permitting liens on the Bank’s stock other than certain permitted liens. The indentures also impose certain affirmative covenants on us, none of which is believed to have a material adverse effect on our ability to operate our business.

                The table below details the amounts of our contractual obligations by maturity at December 31, 2007.

	Payments due by period
	Total	1 year	1 – 3 years	3 – 5 years	More than 5 years
	(In thousands)

Fixed-rate term certificates	$2,617,533	$2,579,307	$33,001	$4,501	$724
FHLB advances	2,084,000	1,959,000	125,000	—	—
Reverse repurchase agreements	120,000	120,000	—	—	—
Senior debentures	150,000	—	—	—	150,000
Operating lease obligations	66,101	8,211	11,925	10,803	35,162
Total	$5,037,634	$4,666,518	$169,926	$15,304	$185,886

Internal Sources of Funds

Internal sources of funds include loan principal payments, loan payoffs, and positive cash flows from operations. Principal payments were $2.6 billion in 2007, compared to $2.8 billion in 2006 and $2.0 billion in 2005.  Principal payments include both scheduled principal pay downs and prepayments, which are a function of real estate activity and the general level of interest rates.

Capital Requirements

Current OTS regulatory capital standards require that we maintain tangible capital of at least 1.5% of total assets, core capital of 4.0% of total assets, and risk-based capital of 8.0% of total risk-weighted assets. Among other things, failure to comply with these capital standards will result in restrictions on asset growth and necessitate the preparation of a capital plan, subject to regulatory approval. Generally, any institution with a risk-based capital ratio in excess of 10% and a core capital ratio greater than 5% is considered “well-capitalized” for regulatory purposes. Institutions that maintain this capital level can utilize brokered deposits at their discretion. Additionally, if they achieve a sufficient ranking on their regulatory examination, they may be assessed lower deposit insurance premiums.

Management presently intends to maintain its capital position at levels above those required by regulators to ensure operating flexibility and growth capacity. Our capital position is actively monitored by management. We met the regulatory capital standards to be deemed "well-capitalized" for purposes of the various regulatory measures of capital including the prompt corrective action regulations.

The following table summarizes the capital ratios of the “well-capitalized” category and our regulatory capital position at December 31, 2007 as compared to such ratios. As indicated in the table, our capital levels exceeded the three minimum capital ratios of the “well-capitalized” category:

	December 31, 2007
	Amount	%
	(Dollars in thousands)
Bank’s core capital.	$791,699	10.97%
Core capital requirement	360,909	5.00%
Excess capital	$430,790	5.97%

Bank's tier 1 risk-based capital	$791,699	20.14%
Tier 1 risk-based capital requirement	235,815	6.00%
Excess capital	$555,884	14.14%

Risk-based capital	$841,802	21.42%
Risk-based capital requirement	393,025	10.00%
Excess capital	$448,777	11.42%

Recent Accounting Pronouncements

In December of 2007, the SEC issued Staff Accounting Bulletin No. 110, Share-Based Payment, which amends SAB 107, Share-Based Payment to permit public companies, under certain circumstances, to continue to use the simplified method in SAB 107, to estimate the expected term of their plain vanilla employee options. Although the Bank’s stock options fit the definition of plain vanilla according to SAB 110, because we do have sufficient relevant historical option exercise data to provide a reasonable basis to estimate an option’s expected term, SAB 110 does not apply to the Company.

In November of 2007, the SEC issued Staff Accounting Bulletin No. 109, (“SAB 109”), Written Loan Commitments Recorded at Fair Value Through Earnings. SAB 109 is effective for fiscal quarters beginning after December 15, 2007. SAB 109 was issued to clarify the SEC staff position that internally developed intangible assets should not be included in the fair value of derivative loan commitments and other written loan commitments that are accounted for at fair value through earnings. The Bank does not have any derivative loan commitments or written loan commitments that are accounted for at fair value through earnings as of December 31, 2007. Therefore, we do not expect this bulletin to have a material impact on the Bank’s financial results.

In February 2007, SFAS Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115, was issued. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of this statement on January 1, 2008 will not have a material impact on the Company’s financial results.

In September 2006, SFAS Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, was issued. This statement amends FASB Statement No. 87, Employees’ Accounting for Pensions, FASB Statement No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, FASB Statement No. 106, Employers’ Accounting for Postretirement Benefits Other than Pensions and FASB Statement No. 132 Revised, Employers’ Disclosures about Pensions and Other Postretirement Benefits. This statement requires that the overfunded or underfunded status of a defined benefit postretirement plan be measured as of year end and be recognized as an asset or liability in the Bank’s Consolidated Balance Sheet and to recognize changes in the funded status in the year in which the changes occur through comprehensive income. The funded status is measured as the difference between the plan’s assets at fair market value and the projected benefit obligation. This information was previously disclosed in the notes to financial statements but was not reflected in our Consolidated Balance Sheet. This statement is effective for fiscal years ending after December 15, 2006. In connection with the adoption of SFAS No. 158 in 2006, a $3.7 million increase to the SERP liability was recorded, which resulted in a $2.1 million reduction, net of tax, in Accumulated Other Comprehensive Earnings on the Consolidated Balance Sheets at December 31, 2006. The net adjustment included in Accumulated Other Comprehensive Earnings on the Consolidated Balance Sheets at December 2007 was also $2.1 million.

In September 2006, SFAS Statement No. 157, Fair Value Measurements, was issued. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The statement clarifies that assumptions used in measuring fair value should consider the risk inherent in a particular valuation technique as well as credit and non-performance risk. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. We adopted this statement on January 1, 2008, and we are currently evaluating the potential impact of this statement on our financial reporting.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, providing guidance on quantifying financial statement misstatement and implementation (e.g., restatement or cumulative effect to assets, liabilities and retained earnings) when first applying this guidance. SAB 108 became effective for fiscal years ending after November 15, 2006. In connection with our adoption of SAB 108 during the fourth quarter of 2006, we changed our practice for recording dividends on Federal Home Loan Bank stock and also adjusted our liabilities for accrued income taxes and pension costs as of January 1, 2006. These changes resulted in a $2.4 million net increase in retained earnings as of January 1, 2006. If we had continued to follow our previous practice of recording dividends on FHLB stock, interest on investments would have been $613 thousand lower in 2006. The Bank now records the dividend when the final dividend amount is declared. The Bank had previously accrued the dividend when the FHLB declared the estimated dividend amount. Also related to the adoption of SAB No. 108, we reversed a $275 thousand excess SERP accrual with a $159 thousand, net of tax, increase to Retained Earnings as of January 1, 2006. We believe the net effect of these adjustments was not material, either quantitatively or qualitatively, in any of the years affected.

In June 2006, the FASB issued Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes, an interpretation  of  FASB  Statement  No. 109, that clarifies the accounting for uncertainties in income taxes recognized in accordance with SFAS No. 109. The interpretation prescribes a recognition threshold and measurement attribute for the recognition and measurement of a tax position taken or expected to be taken in a tax return. Companies are required to determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position (assuming the taxing authority has full knowledge of all relevant facts). If the tax position meets the more likely than not criteria, the position is to be measured at the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement with the taxing authorities. Neither the Company, nor the Bank and its subsidiaries, has identified any uncertain tax positions as defined by FIN No. 48. Therefore, the  adoption of FIN No. 48, which is effective for financial statements issued for fiscal years beginning after December 15, 2006, did not have a material impact on our consolidated financial statements or results of operations.

Effective January 1, 2006, the Bank adopted a change in financial reporting practice implemented by the Office of Thrift Supervision (OTS), the Bank’s primary regulator. The OTS changed its financial reporting practice for classifying loan prepayment fees and late payment charges to record them as interest income rather than non-interest income. This adjustment by the OTS led to a change in industry practice in the reporting of loan prepayment fees and late payment charges. Accordingly, our Consolidated Statements of Income have been updated to include these fees with interest income. The change results in loan prepayment fees being classified in the same category as the amortization of deferred origination costs. Prepayment fees are designed to reimburse the Bank for loan origination costs if the loan is repaid prior to the Bank recovering these costs through the interest spread on the loan. The reclassification of these fees had no impact on net income, but did affect key financial data, such as the yield on interest-earning assets, the interest rate spread and the effective net spread. Prepayment fees were $17.7 million, $30.4 million and $20.5 million in 2007, 2006 and 2005, respectively. Late payment charges were $1.3 million, $1.2 million and $999 thousand in 2007, 2006 and 2005, respectively.

ITEM 7A. — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

At the end of 2007, 90% of our loans had adjustable interest rates based on monthly changes. Of these, 38% were based on CODI, 17% were based on the 12MAT Index, 33% were based on the COFI Index and 2% were based on another index. Comparisons over the last several years show that changes in our cost of funds generally correlate with changes in these indices. We do not use any futures, options or swaps in our asset-liability strategy.

Assets and liabilities that are subject to repricing are considered rate sensitive. The mismatch in the repricing of rate sensitive assets and liabilities is referred to as a company's "GAP". The GAP is positive if rate-sensitive assets exceed rate-sensitive liabilities for any specified repricing term. Generally, a positive GAP benefits a company during periods of increasing interest rates. The reverse is true during periods of decreasing interest rates. The indices we use lag changes in market interest rates between 60 and 90 days while prime-based business loans re-price immediately. However, our short-term savings and borrowing costs adjust quickly causing net interest income to initially decrease during periods of rising interest rates and increase during periods of declining interest rates. The movement of interest rates, whether up or down, cannot be accurately predicted and could have a negative impact on our income.

The following table shows the interest sensitivity of our assets and liabilities by repricing period at December 31, 2007 and the consolidated GAP position as a percentage of total assets at that time:

	INTEREST-SENSITIVITY GAP
	Total Balance	Balances Repricing Within 1 Year	Balances Repricing Within 1-3 Years	Balances Repricing Within 4-10 Years	Balances Repricing After 10 Years
	(Dollars in thousands)
Interest-earning assets:
FHLB and other interest-earning deposits	$4,253	$4,253	$—	$—	$—
Investment securities, at fair value	316,788	125,549	18,474	172,765	—
Mortgage-backed securities, at fair value	46,435	46,435	—	—	—
FHLB stock	104,387	104,387	—	—	—
Loans receivable	6,639,189	6,036,137	237,506	239,167	126,379
Total interest-earning assets	$7,111,052	$6,316,761	$255,980	$411,932	$126,379

Interest-bearing liabilities:
Demand accounts	$1,539,159	$1,539,159	$—	$—	$—
Fixed rate term certificates	2,617,533	2,579,307	33,001	4,825	400
FHLB advances	2,084,000	1,959,000	125,000	—	—
Reverse repurchase agreements	120,000	120,000	—	—	—
Senior debt	150,000	—	—	150,000	—
Total interest-bearing liabilities	$6,510,692	$6,197,466	$158,001	$154,825	$400

Interest-sensitivity GAP	$600,360	$119,295	$97,979	$257,107	$125,979

Interest-sensitivity GAP as a percentage of total assets		1.65%	1.36%	3.56%	1.74%
Cumulative interest-sensitivity GAP			$217,274	$474,381	$600,360
Cumulative interest-sensitivity GAP as a percentage of total assets			3.01%	6.57%	8.31%

In order to minimize the impact of rate fluctuations on income, our goal is to keep the one-year GAP at less than 20% of total assets (positive or negative). At December 31, 2007, our one-year GAP ratio was a positive $119.3 million, or 1.65% of total assets. This compares with a positive GAP ratio of 7.49% of total assets at December 31, 2006 and a positive GAP ratio of 4.20% of total assets at December 31, 2005. The positive one-year GAP at December 31, 2007 decreased from the December 31, 2006 level due to an increase in hybrid loan originations with partially matching longer term of FHLB advances. The positive one-year GAP at December 31, 2006 increased from the December 31, 2005 level due to an increase in interest-earning deposits and investments at the end of the year.

Another measure of interest rate risk, which is required to be performed by OTS-regulated institutions, is an analysis specified by OTS Thrift Bulletin TB-13a, Management of Interest Rate Risk, Investment Securities, and Derivatives Activities. Under this regulation, institutions are required to establish limits on the sensitivity of their net interest income and net portfolio value to changes in interest rates. Such changes in interest rates are defined as instantaneous and sustained movements in interest rates in 100 basis point increments.

The following table shows the estimated impact of a parallel shift in interest rates on our net portfolio value at December 31, 2007 and December 31, 2006:

                      Percentage
Change in Interest Rates                                                Change in Net Portfolio Value(1)
(In Basis Points)                                                          2007               2006
+300 .......................................................            (21)%                                   (11)%
+200 .......................................................            (11)%                                     (4)%
+100 .......................................................              (4)%                                     (1)%
--100 .......................................................               5%                                     (2)%
--200 .......................................................               9%                                     (4)%
--300 .......................................................              14%                                     (4)%

(1)
The percentage change represents the projected change in the net portfolio value of the Bank in a stable interest rate environment versus the net portfolio value in the various rate scenarios. The OTS defines net portfolio value as the present value of expected cash flows from existing assets minus the present value of expected cash flows from existing liabilities.

The following table shows the contract terms and fair value of our interest-earning assets and interest-bearing liabilities as of December 31, 2007 categorized by type and expected maturity for each of the next five years and thereafter:

	Expected Maturity Date as of December 31, (1)
	2008	2009	2010	2011	2012	Thereafter	Total Balance	Fair Value
Interest-earning assets:	(Dollars in thousands)
Loans receivable:
Adjustable rate loans:
Single family	$1,739,625	$1,009,236	$657,487	$428,651	$279,707	$531,257	$4,645,963	$4,359,108
Average interest rate	8.40%	8.39%	8.38%	8.37%	8.36%	8.30%	8.38%
Multi-family	346,654	311,775	300,324	220,048	172,696	356,648	1,708,145	1,754,548
Average interest rate	6.84%	6.97%	6.86%	6.71%	6.57%	6.91%	6.84%
Commercial and industrial	34,014	28,348	18,418	13,348	11,889	37,005	143,022	143,482
Average interest rate	7.37%	7.38%	6.98%	7.32%	7.18%	7.38%	7.35%
Fixed rate loans:
Single family	1,824	1,318	981	731	544	1,515	6,913	6,274
Average interest rate	6.79%	6.74%	6.73%	6.72%	6.72%	6.67%	6.73%
Multi-family	351	507	437	90	70	215	1,670	1,670
Average interest rate	5.49%	6.60%	6.19%	4.45%	4.65%	6.31%	6.02%
Commercial and industrial	7,740	4,146	863	695	1,006	1,580	16,030	16,442
Average interest rate	7.64%	8.36%	7.87%	7.87%	7.97%	7.71%	7.88%
Land loans	972	1,062	1,160	1,048	—	—	4,242	4,301
Average interest rate	8.87%	8.87%	8.87%	8.87%	—	—	8.87%
Non-mortgage loans:
Commercial business loans	18,965	19,517	20,114	17,252	—	—	75,848	76,654
Average interest rate	7.77%	7.77%	7.77%	7.77%	0.00%	0.00%	7.77%
Consumer loans	6,471	8,975	9,438	8,252	—	—	33,136	33,568
Average interest rate	8.76%	8.81%	8.86%	8.92%	0.00%	0.00%	8.84%
Other Loans	1,883	845	541	346	221	384	4,220	4,210
Average interest rate	4.22%	6.16%	6.16%	6.16%	6.16%	6.16%	5.56%
Mortgage-backed securities:
Adjustable:	2,860	2,807	2,812	2,820	2,829	32,307	46,435	46,435
Average interest rate	5.17%	5.17%	5.17%	5.17%	5.17%	5.17%	5.17%
FHLB stock	104,387	—	—	—	—	—	104,387	104,387
Average interest rate	4.25%	—	—	—	—	—	4.25%
FHLB and other interest-earning deposits	4,253	—	—	—	—	—	4,253	4,253
Average interest rate	3.71%	—	—	—	—	—	3.71%
Investment securities:
Collateralized mortgage obligations	8,701	9,207	9,740	10,306	10,904	267,930	316,788	316,788
Average interest rate	5.65%	5.65%	5.65%	5.65%	5.66%	5.83%	5.81%
Total interest-earning assets	$2,278,700	$1,397,743	$1,022,315	$703,587	$479,866	$1,228,841	$7,111,052	$6,872,120

Interest-bearing liabilities:
Deposits:
Checking accounts	$511,073	$—	$—	$—	$—	$—	$511,073	$511,073
Average interest rate	0.10%	0.00%	0.00%	0.00%	0.00%	0.00%	0.10%
Savings accounts	1,028,086	—	—	—	—	—	1,028,086	1,028,086
Average interest rate	3.91%	0.00%	0.00%	0.00%	0.00%	0.00%	3.86%
Certificate accounts	2,579,307	24,464	8,537	2,545	1,956	724	2,617,533	2,617,802
Average interest rate	5.08%	4.97%	4.97%	4.97%	4.97%	4.97%	4.97%
Borrowings:
FHLB advances	1,959,000	105,000	20,000	—	—	—	2,084,000	2,095,897
Average interest rate	4.69%	4.07%	6.20%	0.00%	0.00%	0.00%	4.67%
Reverse repurchase agreements	120,000	—	—	—	—	—	120,000	120,139
Average interest rate	5.25%	0.00%	0.00%	0.00%	0.00%	0.00%	5.25%
Senior debentures	—	—	—	—	—	150,000	150,000	168,486
Average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	6.16%	6.16%
Total interest-bearing liabilities	$6,197,466	$129,464	$28,537	$2,545	$1,956	$150,724	$6,510,692	$6,541,483
(1)  Expected maturities are contractual maturities adjusted for prepayments of principal. The Bank uses certain assumptions to estimate fair values and expected maturities. For assets, expected maturities are based upon contractual maturity, projected repayments and prepayments of principal. The prepayment experience used is based on the Bank’s historical experience. The Bank’s average CPR (Constant Prepayment Rate) is 35% for the adjustable single-family portfolio and 18% for its adjustable multi-family and commercial real estate portfolios. For fixed rate loans, the Bank’s average CPR for these loan types is 24% and 18%, respectively. The Bank used estimated deposit runoff based on available industry information.

STOCK PRICES

                Our common stock is traded on the New York Stock Exchange under the trading symbol "FED". The quarterly high and low information presented below is based on information supplied by the New York Stock Exchange.

We have never declared or paid a cash dividend to our stockholders.

As of February 29, 2008, 1,181,145 shares of our stock remain eligible for repurchase under our authorized repurchase program.  During 2007, we repurchased 3,140,934 shares of our stock at an average price of $48.48.  We did not repurchase any of our stock in 2006 or 2005.

PRICE RANGE OF COMMON STOCK

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	High	Low	High	Low	High	Low	High	Low

2007	$69.23	$52.04	$66.21	$55.55	$59.32	$40.41	$55.77	$30.18
2006	64.85	55.45	65.30	51.80	60.60	50.01	68.41	55.40
2005	55.25	49.60	60.35	47.84	65.32	52.26	57.44	49.05
2004	46.38	40.40	46.15	38.16	49.16	41.23	54.30	48.50
2003	31.30	26.41	35.57	29.86	41.50	34.77	49.05	39.93

ITEM 8. — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FIRSTFED FINANCIAL CORP. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	December 31, 2007	December 31, 2006
ASSETS

Cash and cash equivalents	$53,974	$151,090
Investment securities, available for sale (at fair value) (Notes 2 and 10)	316,788	311,850
Mortgage-backed securities, available for sale (at fair value) (Notes 3 and 10)	46,435	57,197
Loans receivable, held-for-sale (fair value of $0 and $143,141) (Note 4)	—	140,860
Loans receivable, net of allowance for loan losses of $128,058 and $109,768 (Notes 4, 9, and 10)	6,518,214	8,376,592
Accrued interest and dividends receivable	45,492	54,812
Real estate owned (Note 5)	21,090	1,094
Office properties and equipment, net (Note 6)	17,785	16,569
Investment in Federal Home Loan Bank (FHLB) stock, at cost (Notes 7, 9, and 10)	104,387	118,979
Other assets	98,816	66,544
	$7,222,981	$9,295,587

LIABILITIES

Deposits (Note 8)	$4,156,692	$5,889,881
FHLB advances (Notes 7 and 9)	2,084,000	1,490,000
Securities sold under agreements to repurchase (Note 10)	120,000	978,448
Senior debentures (Note 11)	150,000	100,000
Accrued expenses and other liabilities	57,790	132,543
	6,568,482	8,590,872

COMMITMENTS AND CONTINGENT LIABILITIES
(Notes 1, 4, 6 and 14)

STOCKHOLDERS' EQUITY (Notes 1, 2, 3, 13 and 14)

Common stock, par value $0.01 per share;
Authorized 100,000,000 shares; issued 23,970,227 and 23,842,934 shares, outstanding 13,640,997 and 16,648,338 shares	240	238
Additional paid-in capital	55,232	49,610
Retained earnings	865,411	772,537
Unreleased shares to employee stock ownership plan	(339)	(2,050)
Treasury stock, at cost, 10,329,230 and 7,194,596 shares	(266,040)	(113,776)
Accumulated other comprehensive (loss), net of taxes	(5)	(1,844)
	654,499	704,715
	$7,222,981	$9,295,587

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTFED FINANCIAL CORP.  AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
(Dollars in thousands, except per share data)

	2007	2006	2005
Interest and dividend income:
Interest on loans	$571,727	$682,716	$471,725
Interest on mortgage-backed securities	2,642	2,899	2,825
Interest and dividends on investments	23,344	27,007	16,556
Total interest income	597,713	712,622	491,106
Interest expense:
Interest on deposits (Note 8)	212,310	220,932	97,857
Interest on borrowings (Notes 9 and 10)	121,294	194,118	151,333
Total interest expense	333,604	415,050	249,190

Net interest income	264,109	297,572	241,916
Provision for loan losses (Note 4)	32,400	12,400	19,750
Net interest income after provision for loan losses	231,709	285,172	222,166

Non-interest income:
Loan servicing and other fees	2,797	2,589	1,325
Retail office fees	6,802	6,596	5,804
Gain on sale of loans	4,692	6,223	125
Real estate operations, net (Note 5)	(5,074)	(14)	2,013
Other operating income	1,966	842	499
Total non-interest income	11,183	16,236	9,766

Non-interest expense:
Salaries and employee benefits (Note 14)	49,179	45,969	45,061
Occupancy (Note 6)	13,370	10,687	9,726
Advertising	1,043	1,248	754
Amortization of core deposit intangible	879	1,995	1,995
Federal deposit insurance	2,845	1,393	504
Data processing	2,303	2,743	2,596
OTS assessment	2,153	2,260	1,125
Legal	211	1,467	1,381
Other operating expense	9,592	9,686	10,339
Total non-interest expense	81,575	77,448	73,481

Income before income taxes	161,317	223,960	158,451
Income taxes (Note 12)	68,443	94,870	66,753
Net income	$92,874	$129,090	$91,698

Earnings per share: (Notes 1, 14 and 16)
Basic	$6.07	$7.79	$5.55
Diluted	$6.00	$7.65	$5.43

Weighted average shares outstanding:
Basic	15,308,048	16,571,488	16,518,300
Diluted	15,489,439	16,865,105	16,887,951

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTFED FINANCIAL CORP.  AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
(Dollars in thousands, except share data)
	Common Stock	Additional Paid-In Capital	Retained Earnings (Substantially Restricted)	Unreleased Shares to ESOP	Treasury Stock	Accumulated Other Comprehensive Income, Net of Taxes	Total
Balance, December 31, 2004	$237	$40,977	$549,202	$(53)	$(113,776)	$887	$477,474
Comprehensive income:
Net income	—	—	91,698	—	—	—	91,698
Change in net unrealized gain on securities available for sale, net of tax effect	—	—	—	—	—	(453)	(453)
Total comprehensive income							91,245
Exercise of employee stock options	1	3,024	—	—	—	—	3,025
Net increase in unreleased shares to the ESOP	—	146	—	(1,051)	—	—	(905)
Balance, December 31, 2005	238	44,147	640,900	(1,104)	(113,776)	434	570,839
Adjustments pursuant to SAB No. 108, net of tax effect:
FHLB stock dividends	—	—	(1,288)	—	—	—	(1,288)
SERP adjustment, net of tax	—	—	160	—	—	—	160
Tax liabilities	—	—	3,675	—	—	—	3,675
Comprehensive income:
Net income	—	—	129,090	—	—	—	129,090
Change in net unrealized gain on securities available for sale, net of tax effect	—	—	—	—	—	(129)	(129)
SERP adjustment, net of tax	—	—	—	—	—	(2,149)	(2,149)
Total comprehensive income	—	—	—	—	—	—	126,812
Exercise of employee stock options	—	3,233	—	—	—	—	3,233
Stock option expense	—	1,880	—	—	—	—	1,880
Net increase in unreleased shares to the ESOP	—	350	—	(946)	—	—	(596)
Balance, December 31, 2006	238	49,610	772,537	(2,050)	(113,776)	(1,844)	704,715
Comprehensive income:
Net income	—	—	92,874	—	—	—	92,874
Change in net unrealized gain on securities available for sale, net of tax effect	—	—	—	—	—	1,765	1,765
SERP adjustment, net of tax	—	—	—	—	—	74	74
Total comprehensive income	—	—	—	—	—	—	94,713
Exercise of employee stock options	2	4,027	—	—	—	—	4,029
Stock option expense	—	2,059	—	—	—	—	2,059
Net decrease in unreleased shares to the ESOP	—	(464)	—	1,711	—	—	1,247
Common stock repurchased	—	—	—	—	(152,264)	—	(152,264)
Balance, December 31, 2007	$240	$55,232	$865,411	$(339)	$(266,040)	$(5)	$654,499

 The accompanying notes are an integral part of these consolidated financial statements.

FIRSTFED FINANCIAL CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:	2007	2006	2005
Net income	$92,874	$129,090	$91,698
Adjustments to reconcile net income to
net cash provided by (used in) operating activities:
Net change in loans held-for-sale	136,438	(137,987)	(2,873)
Stock option compensation	2,059	1,880	—
Excess tax benefits relate to stock option	(1,486)	(1,590)	(1,831)
Depreciation and amortization	2,782	2,252	1,879
Provision for loan losses	32,400	12,400	19,750
Amortization of fees and premiums/discounts	33,222	51,228	46,593
Increase in interest income accrued in excess of borrower payments	(85,886)	(153,177)	(57,136)
Gain on sale of real estate held for investment	—	—	(2,245)
Gain on sale of real estate owned	(1,047)	(325)	—
Write-down of real estate owned	4,241	—	—
Gain on sale of loans	(4,692)	(6,223)	(125)
FHLB stock dividends	(4,994)	(9,542)	(6,555)
Change in deferred taxes	(23,188)	(16,217)	(14,148)
Change in current taxes	853	(2,763)	707
(Increase) decrease in interest and dividends receivable	9,320	(5,839)	(24,858)
Increase (decrease) in interest payable	(67,574)	35,824	45,275
Amortization of core deposit intangible asset	879	1,995	1,995
(Increase) decrease in other assets	(11,298)	(5,142)	13,102
Increase (decrease) in accrued expenses and other liabilities	(7,904)	2,911	5,426
Total adjustments	14,125	(230,315)	24,956
Net cash provided by (used in) operating activities	106,999	(101,225)	116,654
CASH FLOWS FROM INVESTING ACTIVITIES:
Loans made to clients and principal collections on loans, net	1,845,071	1,421,427	(2,780,889)
Loans purchased	(4,651)	(366)	(132)
Deferred loan origination costs, net	1,769	(24,996)	(79,651)
Proceeds from sales of real estate	22,495	695	2,887
Purchase of real estate held for investment	—	—	(1,869)
Proceeds from maturities and principal reductions on investment securities, available for sale	63,094	86,630	123,843
Principal reductions on mortgage-backed securities, available for sale	10,677	17,014	22,266
Purchases of investment securities, available for sale	(65,019)	(104,791)	(167,930)
Redemptions (purchases) of FHLB stock, net	19,586	96,259	(55,716)
Purchases of premises and equipment	(3,998)	(3,062)	(1,757)
Net cash provided by (used in) investing activities	1,889,024	1,488,810	(2,938,948)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in retail deposits	223,494	411,110	127,594
Net increase (decrease) in wholesale deposits	(1,956,683)	1,107,114	482,898
Net (decrease) increase in short term borrowings	(364,448)	(2,765,736)	2,407,584
Net increase (decrease) in long term borrowings	150,000	(85,000)	(180,000)
Proceeds from stock options exercised	2,543	1,644	1,194
Purchases of treasury stock	(152,264)	—	—
Excess tax benefit related to stock option	1,486	1,590	1,831
Other	2,733	(409)	6,042
Net cash (used in) provided by financing activities	(2,093,139)	(1,329,687)	2,847,143

Net (decrease) increase in cash and cash equivalents	(97,116)	57,898	24,849
Cash and cash equivalents at beginning of period	151,090	93,192	68,343
Cash and cash equivalents at end of period	$53,974	$151,090	$93,192

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTFED FINANCIAL CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies

The following is a summary of the significant accounting policies of FirstFed Financial Corp. ("Company") and its wholly-owned subsidiary, First Federal Bank of California ("Bank").

Principles of Consolidation and Nature of Operations

                The consolidated financial statements include the accounts of the Company and the Bank. The Bank maintains 33 retail banking offices in Southern California and two lending offices in Southern and Northern California. The Bank’s primary business consists of attracting deposits and wholesale borrowings and using those funds to originate loans secured by mortgages on real estate, consumer loans and business loans. All inter-company balances and transactions have been eliminated in consolidation. Certain items in the 2006 and 2005 consolidated financial statements have been reclassified to conform to the 2007 presentation.

Uses of Estimates

                In preparing consolidated financial statements in conformity with generally accepted accounting principles in the United States of America (“GAAP”) and general practices within the banking industry, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of real estate owned, the determination of the expected lives of residential loans used to amortize deferred origination costs and the valuation of deferred tax assets.

 Cash and Cash Equivalents

                For purposes of reporting cash flows, cash and cash equivalents include cash, overnight investments and securities purchased under agreements to resell with maturities within 90 days of the date of purchase. The amounts advanced under agreements to resell securities (repurchase agreements) represent short-term investments. During the agreement period, the securities are maintained by the dealer under a written custodial agreement that explicitly recognizes the Bank’s interest in the securities. There were no agreements to resell securities at December 31, 2007. The Bank had $62.0 million in agreements to resell securities at December 31, 2006. The Bank also had overnight deposits with the Federal Home Loan Bank which totaled $4.3 million and $40.6 million, respectively, at December 31, 2007 and December 31, 2006.

Financial Instruments

GAAP requires the disclosure of the fair value of financial instruments, whether or not recognized on the Consolidated Balance Sheets, whenever it is practicable to estimate the value. A significant portion of assets and liabilities are financial instruments as defined under GAAP. Fair values, estimates and assumptions are set forth in Note 17, Fair Value of Financial Instruments.

Risks Associated with Financial Instruments

The credit risk of a financial instrument is the possibility that a loss may result from the failure of another party to perform in accordance with the terms of the contract. The most significant credit risk associated with the Bank’s financial instruments is concentrated in its loans receivable. Additionally, the Bank is subject to credit risk on certain loans sold with recourse. The Bank has established a system for monitoring the level of credit risk in the loan portfolio and for loans sold with recourse.

The market risk of a financial instrument is the possibility that future changes in market prices may reduce the value of a financial instrument or increase the contractual obligations of the Bank.  The Bank’s market risk is primarily concentrated in its loans receivable. When a borrower fails to meet the contractual requirements of his or her loan agreement, the Bank is subject to the market risk of the collateral securing the loan. Likewise, the Bank is subject to the volatility of real estate prices with respect to real estate acquired by foreclosure. The Bank’s securities classified as available for sale are traded in active markets. The value of these securities is susceptible to the fluctuations of the market.

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

(1) Summary of Significant Accounting Policies (continued)

Concentrations of Credit Risk

                Concentrations of credit risk would exist for groups of borrowers when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. The ability of the Bank’s borrowers to repay their commitments is contingent on several factors, including the economic condition in the borrowers' geographic area and the individual financial condition of the borrowers. The Bank generally requires collateral or other security to support borrower commitments on loans receivable. This collateral may take several forms. Generally, on the Bank’s mortgage loans, the collateral is the underlying mortgaged property. The Bank’s lending activities are concentrated in California. The Bank began soliciting loans from mortgage brokers in five other states (Washington, Oregon, Nevada, Utah and Arizona) in December 2006, but originated no loans during 2006, and less than $2.0 million during 2007. The out of state lending operations were terminated in January 2008 due to unfavorable changes in the mortgage markets. The Bank does not have significant exposure to any individual borrower.

The Bank’s primary product consists of adjustable rate loans secured by residential real estate. A portion of the Bank’s interest income results from interest accrued in excess of borrower payments (negative amortization). Adjustable rate loans, in large part, permit negative amortization up to a certain defined level, and the payment on such loans adjusts periodically in accordance with the terms of the loan documents. For loans with an 80% or less loan-to-value ratio at origination, the lifetime loan balance cap can range from 110% to 125% of the original loan balance. For loans with a loan-to-value ratio over 80% at origination, the lifetime loan balance cap is generally limited to 110% of the original loan balance. In the event of an economic downturn, which may result in loss of income to borrowers, borrowers may be unable to make higher payments. Additionally, a downturn affecting the market value of the collateral for the Bank’s loans combined with a larger principal balance that can result from a negatively amortizing loan, may result in a loss of adequate security for such loans. The confluence of these economic conditions could have a significant effect on the Bank's net income.

Securities Purchased under Agreements to Resell

                The Bank invests in securities purchased under agreements to resell ("repurchase agreements"). The Bank obtains collateral for these agreements, which normally consists of U.S. treasury securities or mortgage-backed securities guaranteed by agencies of the U.S. government. The collateral is held in the custody of a trustee, who is not a party to the transaction. The duration of these agreements is typically one to 30 days. The Bank deals only with nationally recognized investment banking firms as the counterparties to these agreements. The Company’s investment in repurchase agreements consists solely of securities purchased under agreements to resell identical securities.

Investments and Mortgage-Backed Securities

Investment securities principally consist of U.S. Treasury and agency securities, collateralized mortgage obligations and mortgage-backed securities. Mortgage-backed securities were created when the Bank exchanged pools of its loans for mortgage-backed securities.

The Bank classifies all of its investments and mortgage-backed securities as "available for sale" based upon a determination that such securities might be sold at a future date or that there may be circumstances under which the Bank would sell such securities.

Securities designated as available for sale are recorded at fair value. Changes in the fair value of such securities available for sale are included in stockholders’ equity as unrealized gains (losses) on securities available for sale, net of taxes. Unrealized losses on available for sale securities, reflecting a decline in value, judged to be other than temporary, are charged to income in our Consolidated Statements of Income. Unrealized gains or losses on available for sale securities are computed on a specific identification basis. Premiums and discounts on investment securities available for sale are amortized utilizing the interest method over the contractual term of the assets. Interest income on securities is accrued on the unpaid principal balance. The Bank did not hold any trading securities at December 31, 2007 or 2006.

Loans Receivable

The Bank’s loan portfolio is primarily comprised of single family residential loans (one-to-four units), and multi-family loans (five or more units). Loans are generally recorded at the contractual amounts owed by borrowers, less unearned loan fees and allowances for loan losses.  Interest income on loans is accrued on the unpaid principal balance.

(1) Summary of Significant Accounting Policies (continued)

Loans Held-for-Sale

                Loans that may be sold prior to maturity are classified as held-for-sale. These loans are carried at the lower of carrying value or fair value on an aggregate basis by type of asset. For loans, fair value is calculated on an aggregate basis as determined by current market investor yield requirements.

Impaired Loans

                The Bank evaluates loans for impairment whenever the collectability of contractual principal and interest payments is questionable. A loan is impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement.

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

Non-Accrual Loans

The Bank establishes allowances for delinquent interest equal to the amount of accrued interest on all loans 90 days or more past due or in foreclosure. This practice effectively places such loans on non-accrual status for financial reporting purposes. Loans are returned to accrual status only when the ultimate collectability of current interest is no longer in doubt. Income is subsequently recognized only to the extent cash payments are received and the principal balance is expected to be recovered. Such loans are restored to an accrual status only when the loan is less than 90 days delinquent and not in foreclosure, and the borrower has demonstrated the ability to make future payments of principal and interest.

Allowance for Loan Losses

The Bank maintains a general valuation allowance for loan losses due to the inherent risks in the loan portfolio that have yet to be specifically identified. The Bank’s loan portfolio is stratified based on factors affecting the perceived level and concentration of risk, such as type of collateral, level of loan documentation, the borrowers credit rating, year of origination, original loan-to-value ratio, the level of negative amortization, geographic location and trends and delinquencies.

The appropriate level of general valuation allowance is estimated by applying reserve factors to the various stratifications identified above. These reserve factors represent the expected likelihood of default multiplied by the expected rate of loss. The expected rates of loss and default are based on the Bank’s historical loss experience, adjusted for current conditions and trends in the Bank’s lending areas. Based on this methodology, the Bank recorded $32.4 million, $12.4 million and $19.8 million in loan loss provisions during 2007, 2006 and 2005, respectively.

The Bank has historically originated loans with a reduced level of documentation. On “Stated Income/Stated Asset” (“SISA”) loans, the borrower includes information on his/her level of income and assets that is not subject to verification by the Bank. On “Stated Income/Verified Assets” (“SIVA”) loans, the borrower includes information on his/her level of income and that information is not subject to verification while information provided by the borrower on his/her assets is verified.  For “No Income/No Asset” (“NINA”) loans, the borrower is not required to submit information on his/her level of income or assets. However, all single family loans, including NINA loans, require credit reports and appraisals. As of January 2008, the Bank stopped originating NINA, SISA and SIVA loans. All multi-family loans and other real estate loans have and do require complete customary documentation from the borrowers.

The Bank attempts to mitigate the inherent risk of making reduced documentation loans by evaluating the other credit characteristics of the loans, such as the creditworthiness of the borrower and the loan-to-value ratio based on the collateral’s appraised value at the origination date. One measure of the creditworthiness of the borrower is the borrower’s FICO score, a standardized credit scoring system developed by Fair Isaac Corporation.

(1) Summary of Significant Accounting Policies (continued)

Allowance for Loan Losses (continued)

The determination of the Bank’s general allowance for loan losses is based on estimates that are affected by changes in the regional or national economy and market conditions. Management believes that the general allowance for loan losses was adequate as of December 31, 2007 and 2006. Should there be a sustained economic or market downturn or if market interest rates increase significantly, a material increase in the level of loan defaults and charge-offs could result.

                Charge-offs to the general valuation allowance are made when specific assets are considered uncollectible or are transferred to real estate owned and the fair value is less than the loan balance. Recoveries in cash are credited to the general valuation allowance.

Loan Origination Fees and Costs

               Loan origination fees and certain direct loan origination costs are deferred and recognized over the lives of the related loans as an adjustment of loan yields using the interest method. Loan origination costs for residential loans obtained from wholesale loan brokers generally include fees paid to those brokers, resulting in loan origination costs exceeding loan fees received. These excess loan origination costs are amortized as an adjustment to the loan yield based on the expected lives of the related loans, including an estimate of the prepayment speeds on the portfolio.  When a loan is repaid or sold, any unamortized net deferred fee balance is included in our Consolidated Statements of Income.

Gain or Loss on Sale of Loans

                Mortgage loans are primarily sold on a servicing-released basis and cash gains or losses are recognized immediately in our Statements of Income. The Bank has previously sold mortgage loans and loan participations on a servicing-retained basis with yield rates to the buyer based upon current market rates, which may differ from contractual rate earned on the loans sold. Under GAAP, servicing assets or liabilities and other retained interests are required to be recorded as an allocation of the carrying amount of the loans sold based on the estimated relative fair values of the loans sold and any retained interests, less liabilities incurred. Servicing assets are evaluated for impairment based on the asset’s fair value. The Bank estimates fair value by discounting cash flows from servicing assets using discount and prepayment rates that the Bank believes market participants would use. Servicing assets arising from the sale of loans are included in other assets and were $71 thousand and $107 thousand at December 31, 2007 and 2006, respectively. No additional servicing assets were originated in 2007, 2006 or 2005. There was no impairment of the Bank’s servicing assets during 2007, 2006, and 2005.

Core Deposit Intangible

Loans, deposits and other assets and liabilities assumed in connection with acquisitions are accounted for under the purchase method of accounting. Assets and liabilities are recorded at their fair values as of the date of the acquisition including a core deposit intangible asset. The Company amortizes intangible assets on a straight-line basis over their estimated useful lives, which is seven years. The balance of the core deposit intangible at December 31, 2007 was $464 thousand. There was no impairment of the Company’s core deposit intangible at December 31, 2007. The core deposit intangible is expected to be fully amortized at the end of 2008.

Real Estate

Real estate owned due to settlement of loans ("REO") consists of property acquired through foreclosure proceedings or by deed in lieu of foreclosure. Generally, all loans greater than 90 days delinquent are placed into foreclosure and, if necessary, a specific valuation allowance is established. The Bank acquires title to the property in most foreclosure actions that are not reinstated by the borrower. Once real estate is acquired in settlement of a loan, the property is recorded as REO at the lower of carrying value or fair market value, less estimated selling costs. Fair value is determined by an appraisal obtained at foreclosure. The REO balance is reduced for any subsequent declines in fair value.

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

(1) Summary of Significant Accounting Policies (continued)

Depreciation and Amortization

Depreciation of office properties and equipment is provided by use of the straight-line method over the estimated useful lives of the related assets, which range from three to 30 years. Amortization of leasehold improvements is provided by use of the straight-line method over the lesser of the life of the improvement or the term of the lease.

Securities Sold Under Agreements to Repurchase

The Company enters into sales of securities under agreements to repurchase (“reverse repurchase agreements”).  Reverse repurchase agreements are treated as financing arrangements and, accordingly, the obligations to repurchase the securities sold are reflected as liabilities in our Consolidated Balance Sheets. The loans, mortgage-backed securities and investments collateralizing reverse repurchase agreements are delivered to several major brokerage firms who arrange the transactions. The assets collateralizing reverse repurchase agreements are reflected in our Consolidated Balance Sheets. The brokerage firms may loan such securities to other parties in the normal course of their operations and agree to return the identical securities to us at the maturity of the agreements.

Income Taxes

               The Company files a consolidated Federal income tax return and a combined California franchise tax report with the Bank and the Bank’s subsidiaries. Income taxes are accounted for using the asset and liability method. In the asset and liability method, deferred tax assets and liabilities are established as of the reporting date for the realizable cumulative temporary differences between the financial reporting and tax return basis of the Company’s assets and liabilities. The tax rates applied are the statutory rates expected to be in effect when the temporary differences are realized or settled.

Stock Option Plans

               The Company adopted the fair value provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payments, on January 1, 2006, using the modified prospective transition method. Prior to January 1, 2006, the Company used the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, issued in March 2000, to account for its fixed-plan stock options. Under this method, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. Compensation expenses related to stock option is recognized on a straight-line basis over the requisite period for each separately vesting portion of the grant. As allowed by SFAS No. 123, prior to January 1, 2006, the Company had adopted only the disclosure requirements of SFAS No. 123. See Note 14 for a detailed discussion of stock options.

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

Earnings per common share have been computed based on the following:

	Year Ended December 31,
	2007	2006	2005
	(In thousands, except share data)

Net income	$92,874	$129,090	$91,698

Average number of common shares outstanding	15,308,048	16,571,488	16,518,300
Effect of dilutive options	181,391	293,617	369,651
Average number of common shares outstanding used to calculate diluted earnings per common share	15,489,439	16,865,105	16,887,951

There were 240,484 and 134,820 anti-dilutive shares excluded from the computation of diluted earnings per share during 2007 and 2006, respectively. There were no anti-dilutive shares during 2005.

(1) Summary of Significant Accounting Policies (continued)

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of our Consolidated Balance Sheets, such items, along with net income, are components of comprehensive income. There were $2.1 million and $305 thousand of unrealized gains on available for sale securities in Accumulated Other Comprehensive Income as of December 31, 2007 and 2006, respectively. The Company adopted SFAS No. 158 as of December 31, 2006, which resulted in a $2.1 million reduction in Accumulated Other Comprehensive Income in both our 2007 and 2006 Consolidated Balance Sheets related to the Bank’s Supplemental Executive Retirement Plan.

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

Litigation

The Company is engaged in various legal actions incident to the nature of its business.  Management believes that none of the litigation will have a material effect on the Company’s Consolidated Balance Sheets and Statements of Income.

Recent Accounting Pronouncements

In December of 2007, the SEC issued Staff Accounting Bulletin No. 110 (“SAB 110”), Share-Based Payment, which amends SAB 107, Share-Based Payment to permit public companies, under certain circumstances, to continue to use the simplified method in SAB 107, to estimate the expected term of their plain vanilla employee options. SAB 110 is effective January 1, 2008. The Company’s stock options fit the definition of plain vanilla according to SAB 110, but because we do have sufficient relevant historical option exercise data to provide a reasonable basis to estimate an option’s expected term, SAB 110 does not apply to the Company.

In November of 2007, the SEC issued Staff Accounting Bulletin No. 109, (“SAB 109”), Written Loan Commitments Recorded at Fair Value Through Earnings. SAB 109 is effective for fiscal quarters beginning after December 15, 2007. SAB 109 was issued to clarify the SEC staff position that internally developed intangible assets should not be included in the fair value of derivative loan commitments and other written loan commitments that are accounted for at fair value through earnings. The Bank does not have any derivative loan commitments or written loan commitments that are accounted for at fair value through earnings as of December 31, 2007. Therefore, we do not expect this bulletin to have a material impact on the Bank’s financial results.

In February 2007, SFAS Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115, was issued.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of this statement on January 1, 2008 will not have a material impact on the Company’s financial results.

In September 2006, SFAS Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, was issued. This statement amends FASB Statement No. 87, Employees’ Accounting for Pensions, FASB Statement No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, FASB Statement No. 106, Employers’ Accounting for Postretirement Benefits Other than Pensions and FASB Statement No. 132 Revised, Employers’ Disclosures about Pensions and Other Postretirement Benefits. This statement requires that the overfunded or underfunded status of a defined benefit postretirement plan be measured as of year end and be recognized as an asset or liability in the Bank’s Consolidated Balance Sheet and to recognize changes in the funded status in the year in which the changes occur through comprehensive income. The funded status is measured as the difference between the plan’s assets at fair market value and the projected benefit obligation. This information was previously disclosed in the notes to financial statements but was not reflected in our Consolidated Balance Sheet. This statement is effective for fiscal years ending after December 15, 2006. In connection with the adoption of SFAS No. 158 in 2006, a $3.7 million increase to the SERP liability was recorded, which resulted in a $2.1 million reduction, net of tax, in Accumulated Other Comprehensive Earnings on the Consolidated Balance Sheets at December 31, 2006. The net adjustment included in Accumulated Other Comprehensive Earnings on the Consolidated Balance Sheets at December 2007 was also $2.1 million.

(1) Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

In September 2006, SFAS Statement No. 157, Fair Value Measurements, was issued. This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The statement clarifies that assumptions used in measuring fair value should consider the risk inherent in a particular valuation technique as well as credit and non-performance risk. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. We adopted this statement on January 1, 2008, and we are currently evaluating the potential impact of this statement on our financial reporting.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, providing guidance on quantifying financial statement misstatement and implementation (e.g., restatement or cumulative effect to assets, liabilities and retained earnings) when first applying this guidance. SAB 108 became effective for fiscal years ending after November 15, 2006. In connection with our adoption of SAB 108 during the fourth quarter of 2006, we changed our practice for recording dividends on Federal Home Loan Bank stock and also adjusted our liabilities for accrued income taxes and pension costs as of January 1, 2006. These changes resulted in a $2.4 million net increase in retained earnings as of January 1, 2006. If we had continued to follow our previous practice of recording dividends on FHLB stock, interest on investments would have been $613 thousand lower in 2006. The Bank now records the dividend when the final dividend amount is declared. The Bank had previously accrued the dividend when the FHLB declared the estimated dividend amount. Also related to the adoption of SAB No. 108, the Bank reversed a $275 thousand excess SERP accrual with a $160 thousand, net of tax, increase to Retained Earnings as of January 1, 2006. We believe the net effect of these adjustments was not material, either quantitatively or qualitatively, in any of the years affected.

In June 2006, the FASB issued Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes, an interpretation  of  FASB  Statement  No. 109, that clarifies the accounting for uncertainties in income taxes recognized in accordance with SFAS No. 109. The interpretation prescribes a recognition threshold and measurement attribute for the recognition and measurement of a tax position taken or expected to be taken in a tax return. Companies are required to determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position (assuming the taxing authority has full knowledge of all relevant facts). If the tax position meets the more likely than not criteria, the position is to be measured at the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement with the taxing authorities. Neither the Company, nor the Bank and its subsidiaries, has identified any uncertain tax positions as defined by FIN No. 48. Therefore, the  adoption of FIN No. 48, which is effective for financial statements issued for fiscal years beginning after December 15, 2006, did not have a material impact on our consolidated financial statements or results of operations.

Effective January 1, 2006, the Bank adopted a change in financial reporting practice implemented by the Office of Thrift Supervision (OTS), the Bank’s primary regulator. The OTS changed its financial reporting practice for classifying loan prepayment fees and late payment charges to record them as interest income rather than non-interest income. This adjustment by the OTS led to a change in industry practice in the reporting of loan prepayment fees and late payment charges. Accordingly, our Consolidated Statements of Income have been updated to include these fees with interest income. The change results in loan prepayment fees being classified in the same category as the amortization of deferred origination costs. Prepayment fees are designed to reimburse the Bank for loan origination costs if the loan is repaid prior to the Bank recovering these costs through the interest spread on the loan. The reclassification of these fees had no impact on net income, but did affect key financial data, such as the yield on interest-earning assets, the interest rate spread and the effective net spread. Prepayment fees were $17.7 million, $30.4 million and $20.5 million in 2007, 2006 and 2005, respectively. Late payment charges were $1.3 million, $1.2 million and $999 thousand in 2007, 2006 and 2005, respectively.

 (2) Investment Securities

Investment securities, available for sale, are recorded at fair value and summarized below for the periods indicated:

	At December 31, 2007
	Historical Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

Collateralized Mortgage Obligations	$313,274	$3,514	$—	$316,788

	At December 31, 2006
	Historical Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

Collateralized Mortgage Obligations	$311,467	$742	$(359)	$311,850

Collateralized mortgage obligations at December 31, 2007 all have contractual maturities greater than five years and have expected maturities within five years. There were no sales of investment securities during 2007 or 2006.  Accrued interest on investment securities was $1.6 million and $1.7 million at December 31, 2007 and 2006, respectively.

(3) Mortgage-backed Securities

Mortgage-backed securities, available for sale, have contractual maturities greater than six years and are summarized below at the dates indicated:

	At December 31, 2007
	Historical Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

FNMA	$3,021	$4	$—	$3,025
FHLMC	43,356	54	—	43,410
	$46,377	$58	$—	$46,435

	At December 31, 2006
	Historical Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

FNMA	$3,897	$10	$—	$3,907
FHLMC	53,157	133	—	53,290
	$57,054	$143	$—	$57,197

Accrued interest receivable related to mortgage-backed securities outstanding at December 31, 2007 and 2006 totaled $415 thousand and $496 thousand, respectively.

(4) Loans Receivable

The following is a summary of loans receivable at the periods indicated:

	At December 31,
	2007	2006
	(In thousands)
Real estate loans:
First trust deed residential loans:
One-to-four units	$4,652,876	$6,444,225
Five or more units	1,709,815	1,811,966
Residential loans	6,362,691	8,256,191
Other real estate loans:
Commercial and industrial	159,052	196,569
Land	4,242	—
Second trust deeds	2,159	3,392
Real estate loans	6,528,144	8,456,152
Non-real estate loans:
Deposit accounts	2,061	825
Commercial business loans	75,848	83,759
Consumer	33,136	44,528
Loans receivable	6,639,189	8,585,264
Less:
General loan valuation allowance	127,503	109,768
Valuation allowances for impaired loans	555	—
Deferred loan origination (costs) fees	(7,083)	(41,956)
Subtotal	6,518,214	8,517,452
Less:
Loans held-for-sale	—	140,860
Loans receivable, net	$6,518,214	$8,376,592

The Bank historically originated loans with reduced levels of borrower documentation at origination. On “Stated Income/Stated Asset” (“SISA”) loans, the borrower includes information on his/her level of income and assets that is not subject to verification. On “Stated Income/Verified Assets” (“SIVA”) loans, the borrower includes information on his/her level of income that is not subject to verification, but his/her assets are verified. For “No Income/No Asset” (“NINA”) loans, the borrower is not required to submit information on his/her level of income or assets. The underwriting of these loans is based on the borrower’s credit score and credit history, intended occupancy, reasonableness of stated income and the value of the collateral. Adjustments to interest rates, loan-to-values and required credit scores are made on these types of reduced documentation loans in order to compensate for any additional risks the lack of documentation may pose. At December 31, 2007, approximately 12%, 32%, and 32% of the single family loan portfolio was comprised of NINA, SIVA, or SISA loans, respectively. This compares to 12%, 33%, and 35% of the single family loan portfolio being NINA, SIVA, or SISA loans, respectively, at December 31, 2006. The multi-family portfolio and other real estate loans have and do require complete and customary documentation from the borrowers.

At December 31, 2007 and 2006, negative amortization, included in the balance of loans receivable, totaled $301.7 million and $215.8 million, respectively. The portfolio of single family loans with a one-year fixed payment was $3.2 billion at December 31, 2007, and $4.6 billion as of December 31, 2006. The portfolio of single family loans with a three-to-five year fixed payment was $1.1 billion as of December 31, 2007 and $1.8 billion as of December 31, 2006.

The Bank created $1.3 billion in mortgage-backed securities with loans from its multi-family loan portfolio for use in collateralized borrowing arrangements during 2005. Because the Bank retained full recourse on the loans, the mortgage-backed securities continue to be recorded as loans receivable in the accompanying Consolidated Balance Sheet. As of December 31, 2007, the principal balance of those loans totaled $658.5 million. There were no mortgage-backed securities created with loans originated by the Bank in 2007 or 2006. There were no sales of mortgage-backed securities during 2007 or 2006.

The Bank had adjustable rate loans totaling $6.0 billion and $8.4 billion at December 31, 2007 and 2006, respectively. The Bank had $656.1 million and $249.9 million of hybrid fixed/adjustable rate loans at December 31, 2007 and 2006, respectively.

                The Bank transferred $20.1 million in loans that were initially originated for sale to the held for investment portfolio during the third quarter of 2007. Of these loans, $4.4 million were originated in 2006.

(4) Loans Receivable (continued)

The Bank had outstanding commitments to fund $175.2 million and $213.7 million in real estate loans at December 31, 2007 and 2006, respectively. All of these loans had variable interest rates. The Bank has no loans held for sale at December 31, 2007, but $140.9 million was held for sale at December 31, 2006. There were no formal outstanding commitments to sell these loans.

The Bank had undisbursed commercial loan funds totaling $78.5 million at December 31, 2007 and $75.7 million at December 31, 2006. Undisbursed consumer loan funds totaled $107.4 million and $121.7 million at December 31, 2007 and 2006, respectively.

Accrued interest receivable related to loans outstanding at December 31, 2007 and 2006 totaled $51.3 million and $53.4 million, respectively, and the related allowance for delinquent interest was $7.8 million and $769 thousand, respectively.

Loans delinquent greater than 90 days or in foreclosure were $180.4 million and $18.5 million at December 31, 2007 and 2006, respectively.

Loans outstanding to directors and executive officers (senior vice presidents and above) totaled $5.9 million and $6.4 million at December 31, 2007 and 2006, respectively.

See Notes 9 and 10 for loans pledged as security for borrowings as of December 31, 2007.

                The following is a summary of the activity in the general loan valuation allowance and valuation allowances for impaired loans for the periods indicated:

	General Valuation Allowance	Valuation Allowances for Impaired Loans	Total
	(In thousands)

Balance at December 31, 2004	$78,675	$496	$79,171
Provision for loan losses	18,650	1,100	19,750
Charge-offs	(168)	(1,596)	(1,764)
Recoveries	401	—	401
Balance at December 31, 2005	97,558	—	97,558
Provision for loan losses	12,400	—	12,400
Charge-offs	(203)	—	(203)
Recoveries	13	—	13
Balance at December 31, 2006	109,768	—	109,768
Provision for loan losses	31,845	555	32,400
Charge-offs	(14,445)	—	(14,445)
Recoveries	335	—	335
Balance at December 31, 2007	$127,503	$555	$128,058

Loans serviced for others totaled $62.0 million and $128.9 million at December 31, 2007 and 2006, respectively.  No loans were serviced under interim servicing agreements at December 31, 2007.

                The Bank has certain loans that were sold with recourse. These loans totaled $42.2 million and $53.2 million at December 31, 2007 and 2006, respectively. The maximum potential recourse liability associated with loans sold with recourse was $14.7 million and $15.5 million at December 31, 2007 and December 31, 2006, respectively. Because no additional losses are expected on these loans, the repurchase liability associated with these loans had been eliminated during 2004.

(4) Loans Receivable (continued)

The following is a summary of impaired loans, net of valuation allowance for impairment, at the dates indicated:
	At December 31,
	2007	2006
	(In thousands)
Restructured loans	$1,799	$—
Non-accrual loans	20,112	2,544
Other impaired loans	1,625	2,894
Total impaired loans	$23,536	$5,438

The Bank considers a loan impaired when management believes that it is probable that the Bank will not be able to collect all amounts due under the contractual terms of the loan.  Estimated impairment losses are recorded as separate valuation allowances and may be subsequently adjusted based upon changes in the measurement of impairment. Impaired loans, disclosed net of valuation allowances, include non-accrual major loans (commercial business loans with an outstanding principal amount greater than or equal to $500 thousand, single family loans greater than or equal to $1.0 million and income property loans with an outstanding principal amount greater than or equal to $1.5 million), modified loans, and major loans less than 90 days delinquent in which full payment of principal and interest is not expected to be received.

The following is a summary of information pertaining to impaired and non-accrual loans:

	At December 31,
	2007	2006
	(In thousands)
Impaired loans without a valuation allowance	$16,606	$5,438
Impaired loans with a valuation allowance	7,485	─
Valuation allowance related to impaired loans	(555)	─

Non-accrual loans	180,413	18,497

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Average investment in impaired loans	$13,278	$6,767	$2,649
Total interest income recognized on impaired loans..	549	689	174
Interest income recognized on a cash basis on impaired loans	508	562	166

(5) Real Estate

The Bank had $21.1 million and $1.1 million of real estate owned as of December 31, 2007 and 2006, respectively. The Bank did not own any real estate held for investment as of December 31, 2007 or 2006.

The following table summarizes real estate operations, net:
	For the Year Ended December 31,
	2007	2006	2005
	(In thousands)
Net income from operations:
Gain on sale of REO.	$1,047	$325	$-
Gain on sale of real estate held for investment	-	-	2,245
Write down on REO	(4,241)	-	-
Other REO operations	(1,880)	(339)	(232)
Real estate operations, net	$(5,074)	$(14)	$2,013

The Bank acquired $45.7 million of real estate in settlement of loans during 2007 and $1.5 million during 2006.

(6) Office Properties, Equipment and Lease Commitments

Office properties and equipment, at cost, less accumulated depreciation and amortization, are summarized as follows:

	At December 31,
	2007	2006
	(In thousands)

Land	$6,713	$6,713
Office buildings	7,051	6,843
Furniture, fixtures and equipment	20,791	19,589
Leasehold improvements	10,847	10,387
Other	2,593	809
	47,995	44,341
Less accumulated depreciation and amortization	30,210	27,772
	$17,785	$16,569

The Bank is obligated under non-cancelable operating leases for periods ranging from five to thirty years. The leases are for certain of the Bank’s branches and office facilities.

Approximately half of the leases for office facilities contain five and ten year renewal options. Minimum rental commitments at December 31, 2007 under all non-cancelable leases are as follows (in thousands):

2008	$8,211
2009	6,172
2010	5,753
2011	5,560
2012	5,243
Thereafter	35,162
$66,101

                Rent expense under these leases was $7.2 million, $5.3 million and $5.1 million for 2007, 2006 and 2005, respectively. Certain leases require the Bank to pay property taxes and insurance. Additionally, certain leases have rent escalation clauses based on specified indices.

(7) Federal Home Loan Bank Stock

The Bank’s investment in FHLB stock at December 31, 2007 and 2006 was $104.4 million and $119.0 million, respectively.  The FHLB provides a central credit facility for member institutions.  As a member of the FHLB system, the Bank is required to own capital stock in the FHLB in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid home loans, home purchase contracts and similar obligations at the end of each calendar year, assuming for such purposes that at least 30% of its assets were home mortgage loans, or 4.7% of its advances (borrowings) from the FHLB. The Bank was in compliance with this requirement at December 31, 2007. The Bank’s investment in FHLB stock was pledged as collateral for advances from the FHLB at December 31, 2007 and 2006.  The fair value of the Bank’s FHLB stock approximates book value due to the Bank’s ability to redeem such stock with the FHLB at par value. The Bank did not accrue any dividends on its FHLB stock at December 31, 2007 or 2006. The Bank changed its practice for accruing dividend income on FHLB stock in 2006, as discussed in Note 1. The Bank also reversed $2.2 million of accrued FHLB stock dividends which were on our Consolidated Balance Sheet at December 31, 2005. This resulted in a $1.3 million reduction in the Bank’s retained earnings, net of $935 thousand in deferred taxes, at January 1, 2006.

(8) Deposits

Deposit account balances are summarized as follows:

	At December 31,
	2007		2006
	Amount	%	Amount	%
	(Dollars in thousands)
Variable rate non-term accounts:
Money market deposit accounts (weighted average rate of 4.05, and 4.12%	$952,933	23	$887,933	15%
Interest-bearing checking accounts (weighted average rate of 0.34%, and 0.34%)	157,775	4	172,297	3
Passbook accounts (weighted average rate of 1.37% and 1.31%)	75,153	2	93,155	2
Non-interest bearing checking accounts	353,298	8	361,973	6
	1,539,159	37	1,515,358	26
Fixed-rate term certificate accounts:
Under six-month term (weighted average rate of 4.99% and 5.29%)	661,055	16	659,843	11
Six-month term (weighted average rate of 4.88% and 5.11%)	388,617	9	724,280	12
Nine-month term (weighted average rate of 5.10% and 5.16%)	454,130	11	623,038	11
One year to 18-month term (weighted average rate of 5.02% and 5.05%)	1,057,739	26	2,289,550	39
Two year to 30-month term (weighted average rate of 4.73% and 4.24%)	15,423	0	19,904	0
Over 30-month term (weighted average rate of 4.09% and 3.80%)	40,569	1	57,908	1
	2,617,533	63	4,374,523	74
Total deposits (weighted average rate of 4.11% and 4.44%)	$4,156,692	100%	$5,889,881	100%

Certificates of deposit, placed through seven major national brokerage firms, totaled $826.0 million and $2.8 billion at December 31, 2007 and 2006, respectively.

Cash payments for interest on deposits (including interest credited) totaled $261.5 million, $177.5 million and $80.3 million during 2007, 2006 and 2005, respectively. Accrued interest on deposits at December 31, 2007 and 2006 totaled $19.6 million and $68.8 million, respectively, and is included in accrued expenses and other liabilities in the accompanying Consolidated Balance Sheets.

The following table indicates the maturities and weighted average interest rates of the Bank’s deposits:

	Non-Term				There-
	Accounts	2008	2009	2010	after	Total
	(Dollars in thousands)

Deposits at December 31, 2007	$1,539,159	$2,579,309	$24,464	8,537	$5,223	$4,156,692
Weighted average interest rates	2.62%	5.00%	4.60%	4.38%	4.65%	4.11%

(8) Deposits (continued)

The following table shows the maturity distribution of certificates of deposit of $100,000 and greater as of December 31, 2007 (in thousands):

Maturing in:
1 month or less	$146,472
Over 1 month to 3 months	251,837
Over 3 months to 6 months	296,238
Over 6 months to 12 months	240,418
Over 12 months	15,506
Total	$950,471

Interest expense on deposits is summarized as follows:
	For the Year Ended December 31,
	2007	2006	2005
	(In thousands)

Passbook accounts	$1,244	$1,348	$1,205
Money market deposits and interest-bearing checking accounts	38,879	34,164	22,585
Certificate accounts	172,187	185,420	74,067
	$212,310	$220,932	$97,857

(9) Federal Home Loan Bank Advances

FHLB advances consist of the following:
                                                                                                                                                    At December 31,
2007                      2006
(In thousands)
    Advances from the FHLB of San Francisco with a
weighted average interest rate of 4.67% and 5.33%,
    respectively, secured by FHLB stock and certain
    real estate loans with unpaid principal balances of
    $5.2 billion at December 31, 2007, advances mature
    through 2010                                                                                                          $2,084,000              $1,490,000

At December 31, 2007 and 2006, accrued interest payable on FHLB advances totaled $267 thousand and $6.0 million, respectively, which is included in accrued expenses and other liabilities in the accompanying Consolidated Balance Sheets.

The Bank has a credit facility with the FHLB (advances and lines of credit) that allows borrowings up to 60% of the Bank’s assets, as computed for regulatory purposes. At December 31, 2007 the Company’s unused borrowing capacity was in excess of $2.1 billion.

The following is a summary of FHLB advance maturities at December 31, 2007 (in thousands):

2008	$1,959,000
2009	105,000
2010	20,000
$2,084,000

Cash payments for interest on borrowings (including reverse repurchase agreements and senior debentures -see Notes 10 and 11) totaled $139.6 million, $195.7 million and $122.1 million during 2007, 2006 and 2005, respectively.

(9) Federal Home Loan Bank Advances (continued)

Interest expense on borrowings is comprised of the following for the years indicated:

	For the Year Ended December 31,
	2007	2006	2005
	(In thousands)

FHLB advances	$76,109	$138,881	$114,780
Reverse repurchase agreements	37,073	49,233	35,006
Senior debentures	8,180	5,940	1,557
Other	(68)	64	(10)
	$121,294	$194,118	$151,333

Other interest expense in 2007, 2006, and 2005 includes accruals and reversals of accrued interest due to the Internal Revenue Service and Franchise Tax Board and other miscellaneous items (see Note 12).

(10) Securities Sold Under Agreements to Repurchase

The Bank enters into sales of securities under agreements to repurchase (“reverse repurchase agreements”) which require the repurchase of the same securities. Reverse repurchase agreements are treated as financing arrangements, and the obligation to repurchase securities sold is reflected as a borrowing in our Consolidated Balance Sheets. The mortgage-backed securities underlying the agreements were delivered to the dealer who arranged the transactions or its trustee.

In January 2005, the Bank completed a loan securitization with FNMA in which $1.3 billion in multi-family loans from the Bank’s loan portfolio were formed into mortgage-backed securities. Because the Bank retained full recourse on the securitized loans, the mortgage-backed securities are accounted for as part of the loan portfolio under Statement of Financial Accounting Standards No. 140, Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities. These mortgage-backed securities are also delivered to the dealer who arranged the transactions or its trustee.

                At December 31, 2007, $120.0 million in reverse repurchase agreements were collateralized by loans with a fair market value totaling $111.3 million and investments with a fair market value totaling $9.3 million. At December 31, 2006, $978.4 million in reverse repurchase agreements were collateralized by loans with a fair market value totaling $917.8 million, mortgage-backed securities with a fair market value of $46.9 million and investments with a fair market value totaling $73.2 million.

The weighted average interest rates for borrowings under reverse repurchase agreements were 5.25% and 5.37% at December 31, 2007 and December 31, 2006, respectively. All reverse repurchase agreements at December 31, 2007 mature within 30 days.

Accrued interest on securities sold under agreements to repurchase, which is included in accrued expenses and other liabilities in the accompanying Consolidated Balance Sheets, was $2.4 million and $15.1 million at December 31, 2007 and 2006, respectively.

(11) Senior Debentures

                The Company completed the placement of $100.0 million in unsecured fixed/floating rate senior debentures during 2005.  The first $50.0 million, completed in June 2005, is due in 2015 and has a fixed rate of 5.65% for the first five years and is adjustable afterwards at 1.55% over the three-month LIBOR. The second $50.0 million, completed in December 2005, is due in 2016 and has a fixed rate of 6.23% for the first five years and is adjustable afterwards at 1.55% over the three-month LIBOR.

                On April 26, 2007, the Company completed the placement of an additional $50.0 million in unsecured fixed/floating rate senior debentures due in 2017. The debentures have a fixed interest rate of 6.585% for the first five years and are adjustable afterwards at 1.60% over the three-month LIBOR.

                The debentures in each transaction are redeemable at par after the first five years. Covenants contained in the indentures prohibit the Company from selling or otherwise disposing of shares of voting stock of the Bank or permitting liens on such Bank stock other than certain permitted liens. The indentures also impose certain affirmative covenants on the Company, none of which has any material adverse effect on the Company’s ability to operate its business.

(12) Income Taxes

Income taxes (benefit) consist of the following:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Current:
Federal	$67,504	$82,965	$60,602
State	24,127	28,122	20,299
	91,631	111,087	80,901
Deferred:
Federal	(16,971)	(12,775)	(11,208)
State	(6,217)	(3,442)	(2,940)
	(23,188)	(16,217)	(14,148)
Total:
Federal	50,533	70,190	49,394
State	17,910	24,680	17,359
	$68,443	$94,870	$66,753

A reconciliation of the statutory federal corporate income tax rate to the Company’s effective income tax rate follows:

	Year Ended December 31,
	2007	2006	2005

Statutory federal income tax rate	35.0%	35.0%	35.0%
Increase in taxes resulting from:
State franchise tax, net of federal income tax benefit	7.2	7.2	7.1
Non-deductible stock options	0.4	0.2	─
Other, net	(0.2)	─	─
Effective rate	42.4%	42.4%	42.1%

The Company, the Bank and the Bank’s subsidiaries file a consolidating federal income tax return. Each entity is responsible for paying its pro rata share of the consolidated tax liability. Substantially all of the income taxes (benefit) belonged to the Bank during 2007, 2006, and 2005, respectively.

Cash payments for income taxes totaled $98.8 million, $111.7 million and $76.5 million during 2007, 2006 and 2005, respectively.

Income taxes receivable, due to the overpayment of estimated taxes, totaled $9.1 million as of December 31, 2007. Income taxes payable totaled $547 thousand as of December 31, 2006.

                The Company adopted the provisions of FASB Interpretation No. 48 (FIN No. 48), Accounting for Uncertainty in Income Taxes, on December 31, 2007. Under FIN No. 48, the Company is required to determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. A tax position that meets the more likely than not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements.

                The Company has concluded that neither it, nor the Bank and its subsidiaries, has any uncertain tax positions that require recognition in the financial statements as defined by FIN No. 48. Therefore, no FIN No. 48 reserve is necessary. This determination was based on tax years that remain subject to examination by the relevant tax authorities. The Internal Revenue Service ("IRS") and the Franchise Tax Board ("FTB") have examined the Company's consolidated federal income tax returns for tax years up to and including 2003. Therefore, years 2004 through 2006 remain open for examination. As of December 31, 2007, the Company was not under examination by the IRS or the FTB.

                Our policy is to record any interest or penalties paid in connection with income taxes on the appropriate line of the Statement of Income.

(12) Income Taxes (continued)

Listed below are the significant components of the net deferred tax (asset) and liability:

	At December 31,
	2007	2006
	(In thousands)
Components of the deferred tax asset:
Bad debts	$(58,993)	$(50,609)
Pension expense.	(7,020)	(6,524)
State taxes	(3,164)	(6,315)
Core deposit intangible asset	(3,162)	(3,270)
SERP liability adjustment	(1,505)	(1,559)
Loan fees	(24,875)	(18,235)
Other	(3,510)	(2,368)
Total deferred tax asset	(102,229)	(88,880)
Components of the deferred tax liability:
FHLB stock dividends	19,632	29,529
Tax effect of unrealized gain on securities available for sale	1,502	221
Other	441	328
Total deferred tax liability	21,575	30,078
Net deferred tax asset	$(80,654)	$(58,802)

The Company did not have a valuation allowance for the deferred tax asset at December 31, 2007 or 2006, as it is more likely than not that the deferred tax asset will be realized due to the existence of loss carry-backs and expected future earnings.

As described in Note 1, the Company reversed $3.7 million of accrued state and federal tax liabilities which were on our Consolidated Balance Sheet at December 31, 2005. This resulted in a $3.7 million increase in the Company’s retained earnings at January 1, 2006.

                The Bank is required to use the specific charge-off method of accounting for bad debts for Federal income tax purposes. Prior to 1995, the Bank used the reserve method of accounting for bad debts. Our Consolidated Balance Sheet at December 31, 2007 does not include a tax liability of $5.4 million related to the adjusted base year bad debt reserve that was created when the Bank was on the reserve method. The base year reserve is subject to recapture if:  (1) the Bank fails to qualify as a “bank” for federal income tax purposes; (2) certain distributions are made with respect to the stock of the Bank; (3) the bad debt reserves are used for any purpose other than to absorb bad debt losses; or (4) there is a change in federal tax law.  Management does not expect any of these events to occur.

(13) Stockholders’ Equity

The Company’s stock charter authorizes 5,000,000 shares of serial preferred stock with a par value of $0.01 per share. As of December 31, 2007, no preferred shares have been issued.

Regulatory Capital

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital levels are also subject to qualitative judgments by the regulators about asset risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined).  Management believes that the Bank meets all capital adequacy requirements to which it is subject as of December 31, 2007.

As of December 31, 2007, the most recent notification from federal banking agencies categorized the Bank as well-capitalized as defined under the regulatory framework for prompt corrective action. There are no conditions or events since December 31, 2007 that management believes have changed the Bank’s classification.

The following table summarizes the Bank’s regulatory capital and required capital as of the dates indicated:

	December 31, 2007
	Tangible Capital		Core Capital	Tier 1 Risk-based Capital	Risk-based Capital
	(Dollars in thousands)
Actual capital:
Amount		$791,699	$791,699	$791,699	$841,802
Ratio		10.97%	10.97%	20.14%	21.42%
FDICIA minimum required capital:
Amount		$108,273	$288,727	$ ─	$314,420
Ratio		1.50%	4.00%	─ %	8.00%
FDICIA well-capitalized required capital:
Amount	$	─	$360,909	$235,815	$393,025
Ratio		─ %	5.00%	6.00%	10.00%

	December 31, 2006
	Tangible Capital		Core Capital	Tier 1 Risk-based Capital	Risk-based Capital
	(Dollars in thousands)
Actual capital:
Amount		$788,611	$788,611	$788,611	$849,821
Ratio		8.49%	8.49%	16.27%	17.53%
FDICIA minimum required capital:
Amount		$139,393	$371,715	$ ─	$387,857
Ratio		1.50%	4.00%	─ %	8.00%
FDICIA well-capitalized required capital:
Amount	$	─	$464,643	$290,893	$484,822
Ratio		─ %	5.00%	6.00%	10.00%

The payment of dividends is subject to certain federal income tax consequences. Specifically, the Bank is capable of paying dividends to the Company in any year without incurring tax liability only if such dividends do not exceed both the tax basis current year income and profits and accumulated tax income and profits as of the beginning of the year.

(13) Stockholders’ Equity (continued)

Thirty days' prior notice to the OTS of the intent to declare dividends is required for the declaration of dividends by the Bank. The OTS generally allows a savings institution that meets its fully phased-in capital requirements to distribute, without OTS approval, dividends up to 100% of the institution's net income for the applicable calendar year plus retained net income for the two prior calendar years. However, the OTS has the authority to preclude the declaration of any dividends or adopt more stringent amendments to its capital regulations.

The Company may loan up to $6.0 million to the Employee Stock Ownership Plan ("ESOP") under a line of credit loan. At December 31, 2007, the outstanding loan to the ESOP totaled $236 thousand. At December 31, 2006, the outstanding loan to the ESOP totaled $1.5 million.  Interest on any outstanding loan balance is due December 31 of each year. Interest varies based on the Bank’s monthly cost of funds. The average rates paid during 2007 and 2006 were 4.65% and 4.42%, respectively.

The Company currently maintains a Shareholder Rights Plan ("Rights Plan") expiring November 2008, which is designed to protect shareholders from attempts to acquire control of the Company at an inadequate price. Under the Rights Plan, the owner of each share of Company stock received a dividend of one right ("Right") to purchase one one-thousandth of a share of a new series of preferred stock for its estimated long term value of $200. In the event of certain acquisitions of 15% or more of the voting stock or a tender offer for 15% or more of the voting stock of the Company, each holder of a Right who exercises such Right will receive shares of the Company with a market value equal to two times the exercise price of the Right. Also, in the event of certain business combination transactions following the acquisition by a person of 15% or more of the Company stock, each Right holder will have the right to receive upon exercise of the Right common stock of the surviving company in such transaction having a market value of two times the exercise price of the Right. The Company may redeem the Rights at any time prior to such acquisition or tender offer should the Board of Directors deem redemption to be in its stockholders' best interests.

                During 2007, the Board of Directors authorized the expansion of the Company's stock repurchase program to permit repurchase of an additional 2,850,000 shares. Shares repurchased during the year ended December 31, 2007 totaled 3,140,934 at an average price of $48.48. Shares eligible for repurchase totaled 1,181,145 shares as of February 29, 2008. We did not repurchase any of our stock in 2006 or 2005.

(14) Employee Benefit Plans

The Bank maintains a qualified defined contribution plan established under Section 401(k) of the Internal Revenue Code, as amended (the “401(k) Plan”). Participants are permitted to make contributions on a pre-tax basis, a portion of which is matched by the Bank. The 401(k) Plan expense was $535 thousand, $652 thousand and $416 thousand for 2007, 2006 and 2005, respectively.

The Bank has a Supplementary Executive Retirement Plan ("SERP"), which is unfunded and covers the individuals currently employed by the Bank as its Chief Executive Officer and Chief Operating Officer. The pension expense for the SERP was $1.6 million, $1.5 million and $1.5 million in 2007, 2006 and 2005, respectively. The expected annual contributions to the SERP will be $287 thousand in 2008, $1.1 million in each of the following four years and $9.3 million for the next five years thereafter. In connection with the Bank’s adoption of SFAS No. 158 in 2006, the Bank recorded a $3.7 million increase to its SERP liability, which resulted in a $2.1 million, net of tax, reduction in Accumulated Other Comprehensive Earnings on the Consolidated Balance Sheets. Also, related to the adoption of SAB No. 108, the Bank reversed a $275 thousand excess SERP accrual with a $160 thousand, net of tax, increase to Retained Earnings as of January 1, 2006. The Bank’s SERP liability at December 31, 2006 was $11.7 million prior to the SAB No. 108 and SFAS No. 158 adjustments, and was $15.2 million after the adjustments. The Bank’s SERP liability at December 31, 2007 was $16.3 million.

As of December 31, 2007 the adjustment to Accumulated Other Comprehensive Earnings on the Consolidated Balance Sheets remained at $2.1 million.

The discount rates used in determining the actuarial value of benefit obligations were 6.25% and 5.75%, respectively, as of December 31, 2007 and 2006. The rate of increase in future compensation levels used in determining the pension cost for the SERP was 4.0% at both December 31, 2007 and 2006. The plan had no assets as of December 31, 2007 or 2006.

(14) Employee Benefit Plans (continued)

The following table sets forth the funded status of the SERP and amounts recognized in the Company's financial statements for the years indicated:

	At December 31,
	2007	2006
	(In thousands)
Change in Benefit Obligation
Projected benefit obligation, beginning of the year	$15,151	$14,433
Service cost	305	291
Interest cost	863	786
Benefits paid	(287)	(287)
Actuarial (gain) loss	256	(72)
Projected benefit obligation, end of the year	$16,288	$15,151

Change in Plan Assets
Benefits paid	$(287)	$(287)
Employer contributions	287	287
Funded status	(16,289)	(15,151)
Unrecognized transition obligation	─	─
Unrecognized prior service cost	─	─
Unrecognized net actuarial loss	3,580	3,707
Net amount recognized	$(12,709)	$(11,444)

Components of Net Periodic Benefit Cost
Service cost	$305	$291
Interest cost	863	786
Amortization of unrecognized net loss	384	449
Amortization of unrecognized prior service cost	─	─
Pension cost	$1,552	$1,526

The projected benefit obligation, accumulated benefit obligation, and fair value of assets were $16.3 million, $13.8 million and $0, respectively, at December 31, 2007 and $15.2 million, $12.6 million, and $0, respectively, at December 31, 2006.

The Bank has a profit sharing plan (the “ESOP”) for all eligible employees and officers who have completed one year of continuous service. The ESOP is accounted for in accordance with AICPA Statement of Position 93-6, Employers’ Accounting for Employee Stock Ownership Plans. The number of shares to be released to ESOP participants each year is determined based on the contribution made by the Bank divided by the average market price of the Company’s stock for the year.

                At December 31, 2007, the ESOP held 4.62% of the outstanding stock of the Company. Profit sharing expense for each of the years ended December 31, 2007, 2006 and 2005 was $1.5 million. The amount of the contribution made by the Bank is determined each year by the Board of Directors, but is not to exceed 15% of the participants' aggregated compensation. The Bank does not offer post-retirement benefits under this plan.

At December 31, 2007 and 2006, total allocated ESOP shares were 559,712 and 602,611 shares, respectively.  At December 31, 2007 and 2006, total unallocated ESOP shares were 34,410 and 34,893 shares, respectively. The fair value of unallocated ESOP shares totaled $1.7 million and $2.3 million at December 31, 2007 and 2006, respectively.

(14) Employee Benefit Plans (continued)

Stock Option Plan

                On January 1, 2006, the Company adopted the fair value provisions of SFAS No. 123R, Share-Based Payments, using the modified prospective transition method. Prior to January 1, 2006, the Company used the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, issued in March 2000, to account for its fixed-plan stock options. Under this method, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, prior to January 1, 2006, the Company had adopted only the disclosure requirements of SFAS No. 123.

The fair value recognition requirement applies only to new awards or awards modified after January 1, 2006. Additionally, the fair value of existing unvested awards at the date of adoption is recorded as compensation expense over the period which an employee is required to provide service in exchange for the award, which, for the Company, is the vesting period of the options. The results from prior periods have not been restated. As a result of adopting this statement, the Company recorded stock-based compensation expense for employees of $1.7 million, net of tax, and $1.6 million, net of tax, in 2007 and 2006, respectively. The deferred tax benefit recognized for stock-based compensation expense was $267 thousand in 2006. This deferred tax benefit related to non-qualified shares issued to directors. Due to the implementation of the restricted stock plan, no options were issued to directors during 2007, and therefore no deferred tax benefit was recognized in 2007.  See “Restricted Stock Plan.”

At December 31, 2007 the Company had options outstanding issued under two share-based compensation programs, the 1994 Stock Option and Appreciation Rights Plan (“1994 Plan”) and the 1997 Non-employee Directors Stock Incentive Plan (“Directors 1997 Plan”). At December 31, 2007, the number of shares authorized for option awards under the 1994 Plan totaled 1,768,651. The Directors 1997 Plan was terminated in connection with the implementation of the restricted stock plan. No new grants will be made under the Directors 1997 Plan.

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

The fair value of each option grant in 2007, 2006 and 2005 was estimated on the date of the grant using the Black-Scholes option valuation model. The expected life was estimated based on the actual weighted average life of historical exercise activity of the grantee population. The volatility factors were based on the historical volatilities of the Company’s stock, and these were used to estimate volatilities over the expected life of the options. The risk-free interest rate was the implied yield available on zero coupons (U.S. Treasury Rate) at the grant date with a remaining term equal to the expected life of the options. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive stock incentive awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company. The following weighted average assumptions were used for grants in 2007, 2006 and 2005, respectively: no dividend yield in any year; expected volatility of 27%, 30% and 31%; risk-free interest rates of 4.9%, 4.5% and 4.2%; and expected average lives of 6.0 years, 6.6 years and 5.5 years. The weighted-average fair values of options granted during the year were $25.28, $24.05 and $19.48 for 2007, 2006, and 2005, respectively. Forfeitures were recognized in the year of occurrence. It is the Company’s policy that shares issued upon the exercise of stock options come from authorized, but previously un-issued, shares.

(14) Employee Benefit Plans (continued)

The following table summarizes information about stock option activity during the periods indicated:

Options Outstanding	2007	2006	2005
(Weighted average option prices)	(In shares except intrinsic value)

Beginning of year ($36.07, $29.70, and $24.05)	820,380	758,081	725,458
Granted ($67.20, $58.73, and $52.47)	124,984	180,115	156,150
Exercised ($19.97, $20.27, and $17.43)	(127,293)	(81,109)	(68,497)
Forfeited ($57.71, $50.61, and $35.45)	(36,284)	(36,707)	(55,030)
End of year ($42.67, $36.07, and $29.70)	781,787	820,380	758,081
Shares exercisable at December 31, ($29.38, $23.54, and $20.44)	369,841	410,247	394,448

As of December 31, 2007, the unrecognized cost related to non-vested share-based compensation plans was $3.2 million, to be recognized over a weighted-average period of 4.2 years.

A summary of the Company’s non-vested shares during 2007 is presented below:

Non-vested shares:	Shares	Weighted Average Grant-Date Fair Value

Non-vested at January 1, 2007	416,058	$19.03
Granted	124,984	25.28
Vested	(92,812)	16.74
Forfeited	(36,284)	22.27
Non-vested at December 31, 2006	411,946	$21.16

Additional information with respect to stock options outstanding at December 31, 2007 follows:

	Price Ranges
	($13.12 - ($17.25	($26.75 - $31.44)	($41.70 - $67.26)
Options Outstanding:
Number of outstanding shares	133,846	190,308	457,633
Weighted-average remaining contractual life in years	1.30	4.19	7.74
Weighted-average exercise price	$15.11	$29.09	$56.37

Options Exercisable:
Number of outstanding shares	133,846	142,818	93,177
Weighted-average remaining contractual life in years	1.30	4.05	7.01
Weighted-average exercise price	$15.11	$29.26	$50.06

 The aggregate intrinsic value of options exercised was $5.3 million, $3.3 million and $2.5 million in 2007, 2006 and 2005, respectively. The aggregate intrinsic value of stock options outstanding at December 31, 2007 was $4.1 million. The aggregate intrinsic value of shares exercisable at December 31, 2007 was $3.7 million. Cash proceeds received from options exercised in 2007, 2006 and 2005 were $2.5 million, $1.6 million and $1.2 million, respectively.

(14) Employee Benefit Plans (continued)

Restricted Stock Plan

On April 26, 2006, the stockholders of the Company adopted the 2007 Non-employee Directors Restricted Stock Plan (“2007 Plan”). Under the 2007 Plan, the Company may grant up to 200,000 shares to non-employee directors of the Company. Of each grant, 50% of the restricted shares will vest on the one-year anniversary date of the issuance and the remaining 50% will vest on the second-year anniversary date of the issuance. The Company issued 900 shares of restricted stock to each of the seven outside directors during the first quarter of 2007. Of 6,300 shares, 900 shares vested during the second quarter of 2007.

The following is a summary of the Company’s non-vested restricted stock as of December 31, 2007:

Non-vested Stock:	Number of Shares	Weighted Average Gran-Date Fair Value

Outstanding at January 1, 2007	─	─
Granted	6,300	$67.26
Vested	(900)	$67.26
Forfeited	─	─
Outstanding at December 31, 2007	5,400	$67.26

The total fair value of the restricted stock awards that vested for the year ended December 31, 2007 was $54 thousand. The vested shares were due to the retirement of a director. There were no restricted stock awards outstanding during 2006.

Stock-based compensation expense recorded in connection with the 2007 Plan totaled $193 thousand, net of tax, for the year ended December 31, 2007. As of December 31, 2007, the total unrecognized compensation cost related to non-vested restricted awards totaled $91 thousand, to be recognized over a weighted average period of one year.

The pro-forma disclosure below is provided for 2005 because the Company did not adopt SFAS 123R until January 1, 2006:

December 31,
2005
(in thousands, except per share data)

Net income as reported	$91,698

Deduction:
Total stock-based compensation expense determined under the fair- value-based method for all rewards, net of tax	(1,137)
Pro forma net income	$90,561

Earnings per share:
Basic:
As reported	$5.55
Pro forma	$5.48

Diluted:
As reported	$5.43
Pro forma	$5.38

(15) Parent Company Financial Information

The following condensed parent company financial information should be read in conjunction with the other Notes to the Consolidated Financial Statements.

                                 CONDENSED BALANCE SHEETS

	At December 31,
	2007	2006
	(In thousands)
Assets:
Cash	$11,933	$11,990
Other assets, net	337	2,359
Investment in subsidiary	792,229	790,366
	$804,499	$804,715
Liabilities and Stockholders' Equity:

Senior notes	150,000	100,000
Stockholders’ equity	654,499	704,715
	$804,499	$804,715

	Year Ended December 31,
CONDENSED STATEMENTS OF INCOME AND	2007	2006	2005
COMPREHENSIVE INCOME	(In thousands)

Equity in undistributed net income of subsidiary	$97,970	$132,827	$92,829
Other expense, net	(5,096)	(3,737)	(1,131)
Net Income	92,874	129,090	91,698

Change in other comprehensive income (loss), net of taxes	1,839	(2,278)	(453)
Comprehensive Income	$94,713	$126,812	$91,245

	Year Ended December 31,
CONDENSED STATEMENTS OF CASH FLOWS	2007	2006	2005
	(In thousands)
Net Cash Flows from Operating Activities:
Net income	$92,874	$129,090	$91,698
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiary	(97,970)	(132,827)	(92,829)
Stock option compensation	2,059	1,880	─
Other	2,022	(145)	(1,360)
Net cash used in operating activities	(1,015)	(2,002)	(2,491)
Cash Flows from Investing Activities:
Dividends received from Bank	100,000	─	─
Investment in subsidiary	─	─	(110,000)
Net cash provided by (used in) investing activities	100,000	─	(110,000)
Cash Flows from Financing Activities:
Purchase of treasury stock	(152,264)	─	─
Proceeds from issuance of senior debt	50,000	─	100,000
Decrease (increase) in unreleased shares	1,711	(946)	(1,051)
Exercise of stock options	4,027	3,233	3,024
Other	(2,516)	(1,530)	146
Net cash provided by (used in) financing activities	(99,042)	757	102,119
Net (decrease) in cash	(57)	(1,245)	(10,372)
Cash at beginning of period	11,990	13,235	23,607
Cash at end of period	$11,933	$11,990	$13,235

(16) Quarterly Results of Operations (unaudited)

Summarized below are the Company's results of operations on a quarterly basis for 2007, 2006, and 2005:
	Interest Income	Interest Expense	Provision for Loan Losses		Non- Interest Income	Non- Interest Expense	Net Income	Basic Earnings per Share	Diluted Earnings per Share
	(In thousands, except per share data)
First quarter
2007	$170,417	$95,199	$3,800		$5,666	$20,661	$32,384	$1.95	$1.92
2006	169,493	94,982	3,900		2,483	19,916	30,774	1.86	1.82
2005	94,402	41,580	3,750		1,751	18,867	18,492	1.12	1.10
Second quarter
2007	$154,736	$85,044	$3,100		$3,973	$20,571	$29,071	$1.77	$1.74
2006	178,513	104,649	2,500		4,622	19,416	32,479	1.96	1.92
2005	113,423	55,027	4,000		1,760	18,686	21,685	1.31	1.29
Third quarter
2007	$140,413	$78,234	$4,500		$1,054	$18,662	$23,001	$1.58	$1.57
2006	183,473	109,855	3,000		4,046	18,343	32,462	1.96	1.93
2005	131,190	68,755	8,000		3,705	17,772	23,358	1.41	1.38
Fourth quarter
2007	$132,147	$75,127	$21,000	(1)	$490	$21,681	$8,418	$0.62	$0.61
2006	181,143	105,564	3,000		5,085	19,773	33,375	2.01	1.98
2005	152,091	83,828	4,000		2,550	18,156	28,163	1.70	1.67
Total year
2007	$597,713	$333,604	$32,400		$11,183	$81,575	$92,874	$6.07	$6.00
2006	712,622	415,050	12,400		16,236	77,448	129,090	7.79	7.65
2005	491,106	249,190	19,750		9,766	73,481	91,698	5.55	5.43
                    (1)  During the fourth quarter of 2007, the Company recorded a $21.0 million loan loss provision due to an increase in single family loan delinquencies (See Note 4 – Loans Receivable.)

(17) Fair Value of Financial Instruments

The following table presents fair value information for financial instruments for which a market exists:

	At December 31,
	2007		2006
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)

Mortgage-backed securities	$46,435	$46,435	$57,197	$57,197
Collateralized mortgage obligations	316,788	316,788	311,850	311,850
Loans held-for-sale	—	—	140,860	143,141
FHLB stock	104,387	104,387	118,979	118,979

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

	At December 31,
	2007		2006
	Historical Cost	Calculated Fair Value Amount	Historical Cost	Calculated Fair Value Amount
	(In thousands)
ASSETS
Adjustable loans:
Single family	$4,645,963	$4,359,108	$6,437,616	$6,671,076
Multi-family	1,708,145	1,754,548	1,809,751	1,847,532
Commercial	143,022	143,482	161,487	168,364
Fixed rate loans:
Single family	6,913	6,274	6,609	6,638
Multi-family	1,670	1,670	2,215	2,217
Commercial	16,030	16,442	35,082	35,848
Land loans	4,242	4,301	—	—
Commercial business loans	75,848	76,654	83,759	83,363
Consumer loans	33,136	33,568	44,528	46,021
Other loans	4,220	4,210	4,217	4,254
Non-performing loans	180,413	135,310	18,497	18,497

LIABILITIES
Fixed-term certificate accounts	2,617,533	2,617,802	4,374,523	4,373,474
Non-term deposit accounts	1,539,159	1,539,159	1,515,358	1,515,358
Borrowings	2,354,000	2,384,522	2,568,448	2,569,372

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

Cash and Cash Equivalents

The carrying amounts reported in our Consolidated Balance Sheets for this item approximate fair value.

Investment Securities and Mortgage-Backed Securities

Fair values are based on bid quotations received from national securities dealers.

Loans Receivable

The portfolio is segregated into those loans with adjustable rates of interest and those with fixed rates of interest. Fair values are based on discounting future cash flows by the current rate offered for such loans with similar remaining maturities and credit risk. The amounts so determined for each loan category are reduced by the Bank’s allowance for loan losses which thereby takes into consideration changes in credit risk. At December 31, 2007, the Bank had outstanding commitments to fund $175.2 million in real estate mortgage loans, and undisbursed funds totaling $78.5 million in commercial loans, and $107.4 million in consumer loans and lines of credit, respectively. As no fees are received for these loan commitments, any value associated with the Bank’s commitment to originate these loans would be immaterial.

Non-performing Loans

Fair values are based on an estimated valuation of the underlying collateral if the property were foreclosed.

(17) Fair Value of Financial Instruments (continued)

Deposits

The fair value of deposits with no stated term, such as regular passbook accounts, money market accounts and checking accounts, is defined as the carrying amounts reported in our Consolidated Balance Sheets. The fair value of deposits with a stated maturity, such as certificates of deposit, is based on discounting future cash flows by the current rate offered for such deposits with similar remaining maturities.

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

We have audited the accompanying consolidated balance sheets of FirstFed Financial Corp. (a Delaware Corporation) and Subsidiary (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FirstFed Financial Corp. and Subsidiary as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payments and SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans in 2006, and recorded a cumulative effect adjustment as of January 1, 2006 in connection with the adoption of Securities and Exchange Commission Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of FirstFed Financial Corp. and Subsidiary’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 28, 2008 expressed an unqualified opinion on  the effectiveness of the FirstFed Financial Corp. and Subsidiary's internal control over financial reporting.

/s/ Grant Thornton LLP

Woodland Hills, California
February 28, 2008

ITEM 9. — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. — CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

(a)
Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal accounting officer, the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), within 90 days of the filing date of this report.  Based on their evaluation, the Company’s principal executive officer and principal accounting officer concluded that the Company’s disclosure controls and procedures are effective to alert them to any material information relating to the Company (including its consolidated subsidiaries) that must be included in the Company’s periodic Securities and Exchange Commission filings.

(b)
There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

(c)
The Company intends to review and evaluate the design and effectiveness of its disclosure controls and procedures from time to time in order to improve its controls and procedures. If any deficiencies are discovered in the future, corrective action will be taken in order to ensure that senior management has timely access to all material financial and non-financial information concerning the Company’s business. While management believes that the Company’s disclosure controls and procedures are currently effective to achieve these results, future events affecting the Company’s business may cause management to modify its disclosure controls and procedures.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on its assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2007, based on criteria in Internal Control – Integrated Framework issued by the COSO.

No changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-14(c) have come to management’s attention that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Certifications

The certifications of the Company’s Chief Executive Officer and Chief Financial Officer required by the Sarbanes-Oxley Act have been included as Exhibits 31 and 32 in the Company’s Form 10-K. In addition, in 2007, the Company’s Chief Executive Officer provided to the New York Stock Exchange the annual CEO certification regarding the Company’s compliance with the New York Stock Exchange’s corporate governance listing standards.

ITEM 9B. — OTHER INFORMATION

        None

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
FirstFed Financial Corp. and Subsidiary

We have audited FirstFed Financial Corp. (a Delaware Corporation) and Subsidiary's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  FirstFed Financial Corp. and Subsidiary's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on FirstFed Financial Corp. and Subsidiary's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on assessed risk, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, FirstFed Financial Corp. and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of FirstFed Financial Corp. and Subsidiary as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2007 and our report dated February 28, 2008 expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP

Woodland Hills, California
February 28, 2008

PART III

ITEM 10. — DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding directors and executive officers appearing on page 5 of the Proxy Statement for the Annual Meeting of Stockholders’ to be held April 30, 2008 (“Proxy Statement”) is incorporated herein by reference.

ITEM 11. — EXECUTIVE COMPENSATION

Information regarding executive compensation appearing on page 12 of the Proxy Statement is incorporated herein by reference.

ITEM 12. — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management appearing on pages 2, 3 and 4 of the Proxy Statement incorporated herein by reference. Information regarding securities authorized for issuance under equity compensation plans appearing on page 25 of the Proxy Statement is incorporated herein by reference.

ITEM 13. — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions appearing on page 10 of the Proxy Statement is incorporated herein by reference.

ITEM 14. —PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding principal accounting fees and services appearing on page 27 of the Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15. — EXHIBITS, FINANCIAL STATEMENT SCHEDULE

(a)	The following documents are filed as a part of this report:

(1) Financial Statements (included in this 2007 Annual Report on Form 10-K under Item 8)
(2) Exhibits as shown below

 EXHIBIT
 NUMBER
 -------------

(3.1)	Restated Certificate of Incorporation file as Exhibit 3.1 to Form 10-K for the fiscal year ended December 31, 1999 and incorporated by reference.
(3.2)	By-laws filed as Exhibit 3.2 to Form 10-Q dated August 12, 2002 and incorporated by reference.
(3.3)	Amendment to By-laws filed as Exhibit 3.(ii) to Form 8-K dated January 10, 2008 and incorporated by reference.
(4.1)	Amended and Restated Rights Agreement dated as of September 25, 1998, filed as Exhibit 4.1 to Form 8-A/A, dated September 25, 1998 and incorporated by reference.
(10.1)	Supplemental Executive Retirement Plan dated January 16, 1986 filed as Exhibit 10.5 to Form 10-K for the fiscal year ended December 31, 1992 and incorporated by reference.
(10.2)
Change of Control Agreement effective September 26, 1996 filed as Exhibit 10.4 to Form 10-Q for the Quarter ended September 30, 1996 and Amendment filed as Exhibits 10.3 and 10.4 for change of control to Form 10-Q for the Quarter ended June 30, 2001 and incorporated by reference.

(10.3)	1997 Non-employee Directors Stock Incentive Plan filed as Exhibit 1 to Form S-8 dated August 12, 1997 and Amendment filed as Exhibit 10.5 to Form 10-Q for the Quarter ended June 30, 2001 and incorporated by reference.
(10.4)	2007 Non-employee Directors Restricted Stock Plan filed as Appendix A to Schedule 14A, Proxy Statement for the Annual Stockholders’ Meeting held on April 26, 2006 and incorporated by reference.
(21)	Registrant's sole subsidiary is First Federal Bank of California, a federal savings bank.
(23)	Independent Auditors' consent.
(24)	Power of Attorney (included at page 78).
(31.1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31.2)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(32.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

           This 2007 Annual Report on Form 10-K and the Proxy Statement will be furnished to each stockholder of record as of March 5, 2008 who is entitled to receive copies thereof. Copies of these items will be furnished without charge upon request in writing by any stockholder of record as of such date and any beneficial owner of Company stock on such date who has not previously received such material and who so represents in good faith and in writing to:

Corporate Secretary
FirstFed Financial Corp.
401 Wilshire Boulevard
Santa Monica, California 90401

If after March 15, 2008	12555 Jefferson Boulevard
Los Angeles, California 90066

Other exhibits will be supplied to any such stockholder at a charge equal to the Company's cost of copying, postage, and handling.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                          FIRSTFED FINANCIAL CORP.,
                                                          a Delaware Corporation

Dated this 29th day of February, 2008
                                                          By: /s/ Babette E. Heimbuch
                                                           Babette E. Heimbuch
                                                           Chief Executive Officer

POWER OF ATTORNEY

Each person whose signature appears below hereby authorizes Babette E. Heimbuch and Douglas J. Goddard, and each of them or either of them, as attorney-in-fact to sign on his or her behalf as an individual and in every capacity stated below, and to file all amendments to the Registrant’s Form 10-K, and the Registrant hereby confers like authority to sign and file in its behalf.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has be signed by the following persons on behalf of the Registrant and in the capacities indicated on the 29th day of February, 2008.

SIGNATURE		TITLE

Chairman of the Board and
/s/	Babette E. Heimbuch	Chief Executive Officer (Principal Executive Officer)
Babette E. Heimbuch

/s/	James P. Giraldin	Director, President and Chief Operating Officer
James P. Giraldin

/s/	Douglas J. Goddard	Executive Vice President and Chief Financial Officer
Douglas J. Goddard

/s/	Brenda J. Battey	Senior Vice President and Controller
Brenda J. Battey

/s/	Gisselle Acevedo	Director
Gisselle Acevedo

/s/	Brian E. Argrett	Director
Brian E. Argrett

/s/	Jesse Casso, Jr.	Director
Jesse Casso, Jr.

/s/	Christopher M. Harding	Director
Christopher M. Harding

/s/	William G. Ouchi	Director
William G. Ouchi

/s/	William P. Rutledge	Director
William P. Rutledge

/s/	Steven L. Soboroff	Director
Steven L. Soboroff

Exhibit 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Babette E. Heimbuch, certify that:

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

(4)
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(i)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared; and

(ii)
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles; and

(iii)
Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(iv)
Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

(5)
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

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

(6)
The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal control over financial reporting or in other factors that could significantly affect internal control over financial reporting subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 29th day of February, 2008

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

(4)
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(i)
Designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared; and

(ii)
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles; and

(iii)
Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(iv)
Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

(5)
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

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

(6)
The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal control over financial reporting or in other factors that could significantly affect internal control over financial reporting subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 29th day of February, 2008

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
                                                                  Chief Financial Officer

EXHIBIT 32.1

CEO CERTIFICATION

The undersigned, as Chief Executive Officer hereby certifies, to the best of her knowledge and belief, that:

(1)
the Form 10-K of FirstFed Financial Corp. (the "Company") for the annual period ended December 31, 2007 (the "Report ") accompanying this certification fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company for such period.

                                                                                                                                        FIRSTFED FINANCIAL CORP.
                                                                                                                                        Registrant

Date: February 29, 2008
                                                                                                                                        By: /s/ Babette E. Heimbuch
                                                                                                                                                    Babette E. Heimbuch
                                                                                                                                                   Chief Executive Officer

This certification is made solely for purposes of complying with the provisions of Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date of hereof, regardless of any general incorporation language into such filing.

EXHIBIT 32.2

CFO CERTIFICATION

The undersigned, as Chief Financial Officer hereby certifies, to the best of his knowledge and belief, that:

(1)
the Form 10-K of FirstFed Financial Corp. (the "Company") for the annual period ended December 31, 2007 (the "Report ") accompanying this certification fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company for such period.

                                                                                                                                        FIRSTFED FINANCIAL CORP.
                                                                                                                                        Registrant

Date: February 29, 2008
                                                                                                                                        By:  /s/ Douglas J. Goddard
                                                                                                                                                      Douglas J. Goddard
                                                                                                                                                     Chief Financial Officer and
                                                                                                                                                     Executive Vice President

This certification is made solely for purposes of complying with the provisions of Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date of hereof, regardless of any general incorporation language into such filing.