Form 10-Q
period 2008-03-31
FIRSTFED FINANCIAL CORP
filed 2008-05-12
CIK 810536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑                                                           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

OR
*                                                                TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-9566

FIRSTFED FINANCIAL CORP.
(Exact name of registrant as specified in its charter)

Delaware	95-4087449
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12555 W. Jefferson Boulevard, Los Angeles, California 90066
(Address of principal executive offices) (Zip Code)

(310) 302-5600
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
Yes    *            No    ☑

As of May 1, 2008, 13,684,553 shares of the Registrant's $.01 par value common stock were outstanding.

FirstFed Financial Corp.
Index
Report on Form 10-Q
For the Quarterly Period Ended March 31, 2008

			Page
Part I.	Financial Information

	Item 1.	Financial Statements

		Consolidated Balance Sheets as of March 31, 2008, December 31, 2007
		and March 31, 2007	3

		Consolidated Statements of Operations for the three months ended March 31, 2008 and 2007	4

		Consolidated Statements of Cash Flows for the three months ended March 31, 2008 and 2007	5

		Notes to Consolidated Financial Statements	6

	Item 2.	Management’s Discussion and Analysis of Consolidated Balance Sheets and Consolidated Statements of Operations	15

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31

	Item 4.	Controls and Procedures	31

Part II.	Other Information (omitted items are inapplicable)

	Item 4.	Submission of Matters to a Vote of Security Holders	32

	Item 6.	Exhibits	32

Signatures			33

Exhibits
	31.1	Certification of Chief Executive Officer pursuant to Section 302 of
		the Sarbanes-Oxley Act of 2002	34

	31.2	Certification of Chief Financial Officer pursuant to Section 302 of
		the Sarbanes-Oxley Act of 2002	35

	32.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	36

	32.2	Certification of Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	37

PART I - FINANCIAL STATEMENTS
Item 1. Financial Statements

FirstFed Financial Corp. and Subsidiary
Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)
	March 31, 2008	December 31, 2007	March 31, 2007
ASSETS
Cash and cash equivalents	$49,458	$53,974	$135,011
Investment securities, available-for-sale (at fair value)	345,661	316,788	294,620
Mortgage-backed securities, available-for-sale (at fair value)	45,178	46,435	52,846
Loans receivable, held for sale (fair value $0, $0 and $143,762)	—	—	141,867
Loans receivable, net of allowances for loan losses of $249,882, $128,058 and $112,940	6,282,712	6,518,214	7,669,153
Accrued interest and dividends receivable	42,273	45,492	48,971
Real estate owned, net (REO)	45,547	21,090	5,195
Office properties and equipment, net	19,577	17,785	16,683
Investment in Federal Home Loan Bank (FHLB) stock, at cost	106,999	104,387	89,560
Other assets	144,061	98,816	79,490
	$7,081,466	$7,222,981	$8,533,396

LIABILITIES
Deposits	$4,048,799	$4,156,692	$5,124,181
FHLB advances	1,875,000	2,084,000	1,540,000
Securities sold under agreements to repurchase	370,000	120,000	898,448
Senior debentures	150,000	150,000	100,000
Accrued expenses and other liabilities	50,848	57,790	139,891
	6,494,647	6,568,482	7,802,520

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, par value $.01 per share; authorized 100,000,000 shares; issued 23,994,093, 23,970,227 and 23,925,596 shares; outstanding 13,676,553, 13,640,997 and 16,593,000 shares	240	240	239
Additional paid-in capital	55,862	55,232	52,262
Retained earnings	795,630	865,411	804,921
Unreleased shares to employee stock ownership plan	—	(339)	(1,762)
Treasury stock, at cost, 10,317,540, 10,329,230 and 7,332,596 shares	(266,040)	(266,040)	(122,885)
Accumulated other comprehensive income (loss), net of taxes	1,127	(5)	(1,899)
	586,819	654,499	730,876
	$7,081,466	$7,222,981	$8,533,396

The accompanying notes are an integral part of these consolidated financial statements.

FirstFed Financial Corp. and Subsidiary
Consolidated Statements of Operations
(Dollars in thousands, except per share data)
(Unaudited)
	Three months ended March 31,
	2008	2007
Interest and dividend income:
Interest on loans	$109,473	$163,321
Interest on mortgage-backed securities	593	709
Interest and dividends on investments	5,522	6,387
Total interest income	115,588	170,417
Interest expense:
Interest on deposits	40,336	61,065
Interest on borrowings	25,911	34,134
Total interest expense	66,247	95,199

Net interest income	49,341	75,218
Provision for loan losses	150,300	3,800
Net interest (loss) income after provision for loan losses	(100,959)	71,418

Other income:
Loan servicing and other fees	473	960
Banking service fees	1,706	1,686
Gain on sale of loans	13	2,956
Net loss on real estate owned	(184)	(86)
Other operating income	1,018	336
Total other income	3,026	5,852

Non-interest expense:
Salaries and employee benefits	11,208	12,709
Occupancy	5,054	2,803
Advertising	35	234
Amortization of core deposit intangible	127	499
Federal deposit insurance	544	628
Data processing	537	621
OTS assessment	454	576
Legal	689	471
Real estate owned operations	1,236	186
Other operating expense	2,234	2,120
Total non-interest expense	22,118	20,847

(Loss) income before income taxes	(120,051)	56,423
Income tax (benefit) expense	(50,270)	24,039
Net (loss) income	$(69,781)	$32,384

Net (loss) income	$(69,781)	$32,384
Other comprehensive income (loss), net of taxes	1,132	(55)
Comprehensive (loss) income	$(68,649)	$32,329

(Loss) earnings per share:
Basic	$(5.11)	$1.95
Diluted	$(5.11)	$1.92

Weighted average shares outstanding:
Basic	13,655,615	16,604,435
Diluted	13,655,615	16,857,838

The accompanying notes are an integral part of these consolidated financial statements.

FirstFed Financial Corp. and Subsidiary
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)
	Three months ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(69,781)	$32,384
Adjustments to reconcile net income to
Net cash provided by operating activities:
Net change in loans held for sale	—	(1,007)
Stock option compensation	557	606
Excess tax benefits related to stock option awards	(29)	(1,083)
Depreciation and amortization	594	634
Provision for loan losses	150,300	3,800
Amortization of fees and premiums/discounts	4,528	11,150
Increase in interest income accrued in excess of borrower payments	(7,679)	(32,690)
(Gain) loss on sale of real estate owned	(2,580)	1
REO write down	2,764	85
Gain on sale of loans	(13)	(2,956)
FHLB stock dividends	(1,264)	(1,739)
Change in deferred taxes	(51,403)	(11,782)
Change in current taxes	(2,720)	34,588
Decrease in interest and dividends receivable	3,219	5,841
Decrease in interest payable	(3,150)	(16,319)
Amortization of core deposit intangible asset	127	499
Decrease (increase) in other assets	5,209	(1,622)
Decrease in accrued expenses and other liabilities	(1,073)	(10,920)
Total adjustments	97,387	(22,914)
Net cash provided by operating activities	27,606	9,470

CASH FLOWS FROM INVESTING ACTIVITIES:
Loans made to customers and principal collections on loans, net	54,224	723,636
Loans purchased	(6,484)	—
Proceeds from sale of real estate	15,675	345
Proceeds from maturities and principal payments of investment securities, available for sale	13,101	17,245
Principal reductions on mortgage-backed securities, available for sale	1,368	4,208
Purchase of investment securities, available for sale	(39,820)	—
(Purchase) redemption of FHLB stock, net	(1,348)	31,158
Purchases of premises and equipment	(2,386)	(748)
Net cash provided by investing activities	34,330	775,844

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in retail and commercial deposits	121,541	109,929
Net decrease in brokered deposits	(229,434)	(875,629)
Net decrease in short term borrowings	(104,000)	(30,000)
Net increase in long term borrowings	145,000	—
Proceeds from stock options exercised	412	1,244
Purchases of treasury stock	—	(9,109)
Excess tax benefits related to stock option awards	29	1,083
Other	—	1,089
Net cash used in financing activities	(66,452)	(801,393)
Net decrease in cash and cash equivalents	(4,516)	(16,079)
Cash and cash equivalents at beginning of period	53,974	151,090
Cash and cash equivalents at end of period	$$49,458	$135,011

The accompanying notes are an integral part of these consolidated financial statements.

FirstFed Financial Corp. and Subsidiary
Notes to Consolidated Financial Statements
(Unaudited)

Basis of Presentation

1.
The unaudited consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States. In the opinion of the Company, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the periods covered have been made. Certain information and note disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading.

It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K, which contains the latest available audited consolidated financial statements and notes thereto, which are as of and for the year ended December 31, 2007. The results for the periods covered hereby are not necessarily indicative of the operating results for a full year.

(Loss) Earnings per Share

2.
Basic (loss) earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding for the period. Additionally diluted earnings per share include the effect of stock options and non-vested restricted stock, if dilutive. (Loss) earnings per common share have been computed based on the following:

	Three months ended March 31,
(In thousands, except share data)	2008	2007

Net (loss) income	$(69,781)	$32,384

Average number of common shares outstanding	13,655,615	16,604,435
Effect of dilutive stock options	—	253,403
Average number of common shares outstanding used to calculate diluted (loss) earnings per common share	13,655,615	16,857,838

        There was no dilutive effect during the first quarter of 2008, since the Company was in a net loss position. There were 927,511 and 256,034 anti-dilutive shares excluded from the weighted average shares outstanding calculation during the first quarter of 2008 and the first quarter of 2007.

Cash and Cash Equivalents

3.
For purposes of reporting cash flows on the "Consolidated Statements of Cash Flows", cash and cash equivalents include cash, overnight investments and securities purchased under agreements to resell which mature within 90 days of the date of purchase.

Loan Loss Allowances

4.      Listed below is a summary of activity in the general valuation allowance and the valuation allowances for impaired loans during the periods indicated.

	General Valuation Allowance	Valuation Allowances For Impaired Loans	Total
	(In thousands)
Balance at December 31, 2007:	$127,503	$555	$128,058
Provision for loan losses	134,510	15,790	150,300
Charge-offs:
Single family	(28,874)	—	(28,874)
Consumer loans	—	—	—
Total charge-offs	(28,874)	—	(28,874)
Recoveries	398	—	398
Net (charge-offs)/recoveries	(28,476)	—	(28,476)
Balance at March 31, 2008:	$233,537	$16,345	$249,882

	General Valuation Allowance	Valuation Allowances For Impaired Loans	Total
	(In thousands)
Balance at December 31, 2006:	$109,768	$—	$109,768
Provision for loan losses	3,800	—	3,800
Charge-offs:
Single family	(597)	—	(597)
Consumer loans	(31)	—	(31)
Total charge-offs	(628)	—	(628)
Recoveries	—	—	—
Net (charge-offs)/recoveries	(628)	—	(628)
Balance at March 31, 2007:	$112,940	$—	$112,940

Impaired Loans and Troubled Debt Restructurings

5.     The Company considers a loan impaired when management believes that it is probable that the Company will not be able to collect all amounts due under the contractual terms of the loan agreement. Estimated impairment losses are recorded as separate valuation allowances and may be subsequently adjusted based upon changes in the measurement of impairment. Impaired loans, disclosed net of valuation allowances, include non-accrual major loans (commercial business loans with an outstanding principal amount greater than or equal to $500 thousand, single family loans greater than or equal to $1.0 million, and income property loans with an outstanding principal amount greater than or equal to $1.5 million), modified loans which are considered troubled debt restructurings because they do not meet the Company’s current product offerings and underwriting standards, and major loans less than 90 days delinquent in which full payment of principal and interest is not expected to be received.

The following is a summary of impaired loans, net of valuation allowances for impairment, at the dates indicated:

	March 31, 2008	December 31, 2007	March 31, 2007
	(In thousands)
Troubled Debt Restructurings	$108,088	$1,799	$—
Non-accrual loans	20,333	20,112	4,860
Other impaired loans	3,264	1,625	2,904
	$131,685	$23,536	$7,764

When a loan is considered impaired the Company measures impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate. However, if the loan is "collateral-dependent" or foreclosure is probable, impairment is measured based on the fair value of the collateral. When the measure of an impaired loan is less than the recorded investment in the loan, the Company records an impairment allowance equal to the excess of the recorded investment in the loan over its measured value.

The following is a summary of information pertaining to impaired loans at the dates indicated:

	March 31, 2008	December 31, 2007	March 31, 2007
	(In thousands)
Impaired loans without valuation allowances	$10,806	$16,606	$7,764
Impaired loans with valuation allowances	137,224	7,485	—
Valuation allowances on impaired loans	(16,345)	(555)	—

	March 31, 2008	December 31, 2007	March 31, 2007
	(In thousands)
Average investment in impaired loans	$53,868	$13,278	$6,931
Interest recognized on impaired loans	1,211	549	192

Real Estate Owned Activity

6.     The following table shows activity in real estate owned during the periods indicated:

	March 31, 2008	December 31, 2007	March 31, 2007
	(In thousands)

Beginning Balance	$21,090	$1,094	$1,094
Acquisitions	40,316	45,685	4,531
Write-downs	(2,764)	(4,241)	(85)
Sales of REO	(13,095)	(21,448)	(345)
Ending Balance	$45,547	$21,090	$5,195

Net loss on real estate owned is comprised of the following items for the periods indicated:

	Three months ended
	March 31,
	2008	2007
	(in thousands)
Gain on sale of REO	$2,648	$--
Loss on sale of REO	(68)	(1)
Write down on REO	(2,764)	(85)
	$(184)	$(86)

The following items are included in real estate owned operations for the periods indicated:

	Three months ended
	March 31,
	2008	2007
	(in thousands)
Single family expense	$1,210	$85
Single family income	(9)	--
Multi-family expense	$35	$101
	1,236	186

Income Taxes

7.     SFAS No. 109, Accounting for Income Taxes, requires that when determining the need for a valuationallowance against a deferred tax asset, management must asses both positive and negative evidence with regard to the realizability of the tax losses represented by that asset. To the extent that available sources of taxable income are insufficient to absorb tax losses, a valuation allowance is necessary. Sources of taxable income for this analysis include prior years’ tax returns, the expected reversals of taxable temporary differences between book and tax income, prudent and feasible tax planning strategies and future taxable income. The Company’s tax asset has increased substantially during the first quarter of 2008 due to a significant increase in its loan loss allowances. The deferred tax asset related to loan loss allowances will be realized when actual charge-offs are made against the loan loss allowances. Based on the availability of loss carrybacks and projected taxable income during the periods for which loss carryforwards are available, management believes that no valuation allowance is necessary at this time.

Fair Value Measurements

8.
SFAS No. 157, Fair Value Measurements, defines fair value, establishes a framework for measuring fair value, establishes a three-level valuation hierarchy for disclosure of fair value measurement and enhances disclosure requirements for fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follow:

•	Level 1	inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2
inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3	inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy:

Assets

Securities

Where quoted prices are available in an active market, securities are classified within level 1 of the valuation hierarchy. Level 1 includes securities that have quoted prices in active markets for identical assets. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flow. Examples of such instruments, which would generally be classified within level 2 of the valuation hierarchy, include certain collateralized mortgage and debt obligations and certain high-yield debt securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within level 3 of the valuation hierarchy. The Company did not have any level 1 or level 3 securities as of March 31, 2008.

        Loans held for sale

Loans held for sale are required to be measured based on the lower of cost or fair value. Under SFAS No. 157, market value is used to represent fair value. When management has loans held for sale, it obtains quotes or bids on all or part of these loans directly from the purchasing financial institutions. At March 31, 2008, the Company had no loans held for sale.

Impaired loans

SFAS No. 157 applies to loans measured for impairment using the practical expedients permitted by SFAS No. 114, Accounting by Creditors for Impairment of a Loan , including impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent). When a modified loan is considered impaired, the Company measures impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate. The effective interest rate of the loan is the interest rate of the loan prior to restructuring, including adjustment for deferred loan fees or costs. However, if the loan is "collateral-dependent" or a probable foreclosure, impairment is measured based on the fair value of the collateral. Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisals or independent valuation which is then adjusted for the cost related to liquidation of the collateral. When the measure of an impaired loan is less than the recorded investment in the loan, the Company records an impairment allowance equal to the excess of our recorded investment in the loan over its measured value.

Real Estate Owned

Certain assets such as real estate owned (REO) are measured at fair value less the estimated cost to sell. The Company believes that using fair value as a basis for measuring REO follows the provisions of SFAS No. 157. The fair value of REO at March 31, 2008 was determined either by appraisals or independent valuations which is then adjusted for the cost related to liquidation of the subject property, or by sales agreement.

Assets measured at fair value at March 31, 2008 are as follows:

		Fair Value Measurements at Reporting Date Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities:
Collateralized mortgage obligations	$345,661	—	$345,661	—
Mortgage-backed securities	45,178	—	45,178	—
Total available-for-sale securities	$390,839	—	$390,839	—

Liabilities

The Bank did not identify any liabilities to be presented at fair value as of March 31, 2008.

Stock Options and Restricted Stock

9.
The Company recorded stock-based compensation expense of $427 thousand, net of tax, for the first quarter of 2008. For the first quarter of 2007, the Company recorded stock-based compensation expense of $606 thousand, net of tax.

At March 31, 2008 the Company had options outstanding issued under two share-based compensation programs, the 1994 Stock Option and Appreciation Rights Plan (“1994 Plan”) and the 1997 Non-employee Directors Stock Incentive Plan (“Directors 1997 Plan”). At March 31, 2008, the number of shares authorized for option awards under the 1994 Plan totaled 1,613,451. The Directors 1997 Plan was terminated in connection with the implementation of a new plan during 2007. No new grants were made under the Directors 1997 Plan.

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

The weighted average fair value of options granted under the 1994 Plan during the first quarter of 2008 was $10.91 using the following assumptions: expected volatility of 24%; risk-free interest rate of 3.15%; and an expected average life of 5.9 years. The weighted average fair value of options granted under the 1994 Plan during the first quarter of 2007 was $25.30 using the following assumptions; expected volatility of 27%; risk-free interest rate of 4.87%; and an expected average life of 6.0 years.

The following is a summary of stock option transactions during the quarter ended March 31, 2008:

Stock Options:	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)

Outstanding at January 1, 2008	781,787	$42.67
Granted	160,800	36.07
Exercised	(23,866)	17.25
Forfeited	(5,600)	40.38
Outstanding at March 31, 2008	913,121	$42.18	6.40	$1,402
Exercisable at March 31, 2008	396,145	$31.14	3.97	$1,402

The total intrinsic value of options exercised during first quarter of 2008 was $440 thousand. This compares to $4.0 million during the first quarter of 2007. Cash received from options exercised during the first quarter of 2008 were $412 thousand. Cash received from options exercised during the first quarter of 2007 was $1.2 million.

As of March 31, 2008, the unearned compensation cost related to non-vested stock options totaled $3.9 million to be recognized over a weighted average period of
4.45 years.

Restricted Stock

On April 26, 2007, the stockholders of the Company adopted the 2007 Non-employee Directors Restricted Stock Plan (“2007 Plan”). Under the 2007 Plan, the Company may grant up to 200,000 shares to non-employee Directors of the Company. 50% of the restricted shares will vest on the one-year anniversary date of the issuance and the remaining 50% will vest on the second-year anniversary date of the issuance. The Company issued 1,670 shares of restricted stock to each of the seven non-employee directors during the first quarter of 2008 compared to 900 shares during the first quarter of 2007. Upon retirement of a non-employee director, any non-vested shares of stock shall automatically vest.

The following is a summary of the Company’s non-vested restricted stock as of March 31, 2008.

Non-vested Stock:	Number of Shares	Weighted Average Grant Date Fair Value

Outstanding at January 1, 2008	5,400	$67.26
Granted	11,690	$36.07
Vested	(2,700)	$67.26
Forfeited	—
Outstanding at March 31, 2008	14,390	$41.92

The total fair value of the restricted stock awards that vested during the first quarter of 2008 was $97 thousand.

Stock-based compensation expense recorded in connection with the 2007 Plan totaled $59 thousand, net of tax, during the first quarter of 2008. As of March 31, 2008, the total unrecognized compensation cost related to non-vested restricted awards totaled $411 thousand to be recognized over a weighted average period of 1.58 years.

Supplementary Executive Retirement Plan

10. The following table sets forth the net periodic benefit cost attributable to the Company’s Supplementary Executive Retirement Plan:

	Pension Benefits
	Three months ended March 31,
	2008	2007
Quarterly Expense	(in thousands)
Service cost	$86	$76
Interest cost	257	216
Amortization of net loss	190	96
Amortization of prior service cost	—	—
Net periodic benefit cost	$533	$388

Weighted Average Assumptions
Discount rate	6.25%	5.75%
Rate of compensation increase	4.00%	4.00%
Expected return on plan assets	N/A	N/A

The Company does not expect any significant changes to the amounts previously disclosed as contributions for benefit payments. The quarterly expense has increased compared to the prior period mainly due to an increase in covered pay for the participants in 2007.

Recent Accounting Pronouncements

11.
In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (“SFAS 161”), Disclosures about Derivative Instruments and Hedging Activities. This standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has no derivative instruments or hedging activities.

In December 2007, the FASB issued two new statements: (a.) SFAS No. 141(revised 2007), Business Combinations, and (b.) No. 160, Noncontrolling Interests in Consolidated Financial Statements. These statements are effective for fiscal years beginning after December 15, 2008 and the application of these standards will improve, simplify and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in financial statements. The Company is in the process of evaluating the impact, if any, on SFAS 141 (R) and SFAS 160 and does not anticipate that the adoption of these standards will have any impact on its financial statements.

(a.)  SFAS No. 141 (R) requires an acquiring entity in a business combination to: (i) recognize all (and only) the assets acquired and the liabilities assumed in the transaction, (ii) establish an acquisition-date fair value as the measurement objective for all assets acquired and the liabilities assumed, and (iii) disclose to investors and other users all of the information they will need to evaluate and understand the nature of, and the financial effect of, the business combination, and, (iv) recognize and measure the goodwill acquired in the business combination or a gain from a bargain purchase.

(b.) SFAS No. 160 will improve the relevance, comparability and transparency of financial information provided to investors by requiring all entities to: (i) report noncontrolling (minority) interests in subsidiaries in the same manner, as equity but separate from the parent’s equity, in financial statements, (ii) net income attributable to the parent and to the non-controlling interest must be clearly identified and presented on the face of the statement of income, and (iii) any changes in the parent’s ownership interest while the parent retains the controlling financial interest in its subsidiary be accounted for consistently.

In December of 2007, the SEC issued Staff Accounting Bulletin No. 110, Share-Based Payment, which amends SAB 107, Share-Based Payment to permit public companies, under certain circumstances, to continue to use the simplified method in SAB 107, to estimate the expected term of their plain vanilla employee options. Although the Company’s stock options fit the definition of plain vanilla according to SAB 110, because it has sufficient relevant historical option exercise data to provide a reasonable basis to estimate an option’s expected term, SAB 110 does not apply to the Company.

In November of 2007, the SEC issued Staff Accounting Bulletin No. 109, (“SAB 109”), Written Loan Commitments Recorded at Fair Value Through Earnings. SAB 109 was effective for fiscal quarters beginning after December 15, 2007. SAB 109 was issued to clarify the SEC staff position that internally developed intangible assets should not be included in the fair value of derivative loan commitments and other written loan commitments that are accounted for at fair value through earnings. The Company did not have any derivative loan commitments or written loan commitments that were accounted for at fair value through earnings as of March 31, 2008. Therefore, this bulletin did not have any impact on the Company’s financial results.

In February 2007, SFAS Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115, was issued. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement was effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has not chosen to measure additional financial instruments at fair value. Therefore, the adoption of this statement on January 1, 2008 did not have any impact on the Company’s financial results.

In September 2006, SFAS Statement No. 157, Fair Value Measurements, was issued. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The statement clarifies that assumptions used in measuring fair value should consider the risk inherent in a particular valuation technique as well as credit and non-performance risk. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company adopted this statement on January 1, 2008 and the adoption did not have any impact on the Company’s consolidated financial statements or the Company’s financial results.

Item 2.	Management’s Discussion and Analysis of Consolidated Balance Sheets and Consolidated Statements of Operations

The following narrative is written with the presumption that the users have read or have accessed to our 2007 Annual Report on Form 10-K, which contains the latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2007, and for the year then ended. Therefore, only material changes in the consolidated balance sheets and consolidated statements of operations are discussed herein.

The Securities and Exchange Commission (“SEC”) maintains a web site which contains reports, proxy statements, and other information pertaining to registrants that file electronically with the SEC, including the Company. The internet address is: www.sec.gov. In addition, our periodic and current reports are available free of charge on our website at www.firstfedca.com as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.

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

Consolidated Balance Sheets

At March 31, 2008, FirstFed Financial Corp. ("Company"), the holding company for First Federal Bank of California and its subsidiaries ("Bank"), had consolidated stockholders’ equity of $586.8 million compared to $654.5 million at December 31, 2007 and $730.9 million at March 31, 2007. Stockholders’ equity decreased from December 31, 2007 to March 31, 2008 due to a $69.8 million loss recorded during the first quarter of 2008. Stockholders’ equity decreased from March 31, 2007 to December 31, 2007 due primarily to stock repurchases which totaled $143.2 million during the last nine months of 2007. Total assets decreased to $7.1 billion at March 31, 2008 from $8.5 billion at March 31, 2007 due to decreased loan originations and continued loan payoffs. The slight decrease from $7.2 billion at December 31, 2007 was due primarily to an increase in the allowance for loan losses.

The loss during the first quarter of 2008 was due primarily to an increased provision for loan losses relating to the Bank’s single family loan portfolio. The Bank’s decision to substantially increase its estimate of losses on single family loans is based on the decline in real estate values in California and the Bank’s analysis of the delinquency rates on borrowers whose payments reset late in 2007 and in the first quarter of 2008. As a result, higher estimates of loss were applied to loans expected to reset for the remainder of 2008. The Bank was successful in modifying loan terms for borrowers with aggregate loan balances of approximately $122.0 million that were close to their payment reset date. However, the Bank expects that many of the loans affected by payment reset will go through the foreclosure process over the next few quarters.

Non-performing assets as a percentage of total assets increased to 6.21% at March 31, 2008 compared to 2.79% at December 31, 2007 and 0.46% at March 31, 2007. Recently published reports indicate that most financial institutions that have originated single family loans over the past few years have experienced increased loan defaults and foreclosures. The increase in loan defaults and foreclosures is due to: (1) the inability of borrowers to afford their loan payments after recast, (2) the inability of borrowers to sell their homes in the current real estate market, (3) the inability of borrowers to refinance their loans due to tighter credit and more stringent underwriting standards by mortgage lenders and (4) the borrowers’ home values may be less than their mortgage indebtedness. Foreclosed properties have significantly added to the inventory of homes for sale as well as the time required to sell a single family home in California.

In a press release dated April 25, 2008, the California Association of Realtors (“CAR”) reported that the March 2008 Unsold Inventory Index (the number of months needed to sell the existing inventory of homes for sale at the current sales rate) had risen to 11.6 months compared to 7.6 months for the same period in the prior year. The rate of home sales in California decreased 24.5% in March compared with the same period a year ago, while the median price of an existing home fell 29 percent over the same period.

Single family non-accrual loans (loans greater than 90 days delinquent or in foreclosure) increased to $393.6 million as of March 31, 2008 from $179.7 million as of December 31, 2007 and $33.9 million as of March 31, 2007. Additionally, single family loans delinquent less than 90 days increased to $273.3 million as of March 31, 2008 from $236.7 million as of December 31, 2007 and $12.0 million as of March 31, 2007.

A contributing factor to the increase in foreclosures is the high volume of adjustable rate loans originated by mortgage lenders over the last few years which give borrowers the option of making less than a fully amortizing loan payment for initial periods ranging from one to five years. Borrowers who choose to make less than the fully amortizing loan payment experience high levels of negative amortization which causes a large payment increase at the end of the initial period. Defaults may occur because, very often, the minimum required payment significantly increases when the payment adjusts to an amount that will fully amortize the loan. While the Bank did not originate sub prime loans, we did originate adjustable rate loans with lower payment options.

Because substantially all of our loans are collateralized by properties located in California, the Company continuously monitors the California real estate market and the sufficiency of the collateral supporting our real estate loan portfolio. The Company considers several factors including the property location, the date of loan origination, the original loan-to-value ratio and the current loan-to-value ratio when evaluating the underlying collateral of the real estate loan portfolio.

Lending Activities

The following table shows the components of our loan portfolio (including loans held for sale) by type at the dates indicated:

	March 31, 2008	December 31, 2007	March 31, 2007
	(In thousands)
REAL ESTATE LOANS:
First trust deed residential loans
One-to-four units	$4,511,357	$4,652,876	$5,847,106
Five or more units	1,749,468	1,709,815	1,752,087
Residential loans	6,260,825	6,362,691	7,599,193

OTHER REAL ESTATE LOANS:
Commercial and industrial	157,654	159,052	171,351
Second trust deeds	2,083	2,159	3,169
Other	4,233	4,242	3,905
Real estate loans	6,424,795	6,528,144	7,777,618

NON-REAL ESTATE LOANS:
Deposit accounts	1,006	2,061	785
Commercial business loans	72,189	75,848	74,002
Consumer loans	33,129	33,136	40,163
Loans receivable	6,531,119	6,639,189	7,892,568

LESS:
General valuation allowances	233,537	127,503	112,940
Valuation allowances for impaired loans	16,345	555	—
Deferred loan origination costs, net	(1,475)	(7,083)	(31,392)
Net loans receivable	$6,282,712	$6,518,214	$7,811,020

Loan originations increased 10% during the first quarter of 2008 compared to the first quarter of 2007 due to higher originations of multi-family real estate loans which offset a 45% decrease in single family loan originations. Originations of multi-family mortgage loans increased because, unlike the single family real estate market, the multi-family real estate market in California has shown no sign of weakness. Therefore, multi-family and commercial mortgage loans grew to 54% of total loan originations during the first quarter of 2008 from 15% of total loan originations during the first quarter of 2007. Due to the weak single family real estate market in California and the tighter underwriting standards required by the Bank, the originations for single family loans decreased.

Loan originations decreased 23% during the first quarter of 2008 compared to the fourth quarter of 2007 due to lower originations of both single family and multi-family loans. Multi-family loan originations decreased 46% during the first quarter of 2008 compared to the fourth quarter of 2007 due to increased competition from other lenders. Single family loan originations decreased 6% during the first quarter of 2008 compared to the fourth quarter of 2007 due to the weak real estate market and the Bank’s more stringent underwriting guidelines.

The following table summarizes total loan funding by type:

	Three months ended March 31,
	2008	2007
	(in thousands)
Single family real estate	$120,773	$219,618
SFR loans purchased	6,484	—
Multi-family and commercial real estate	152,861	38,722
Other	5,192	1,168
Total	$285,310	$259,508

From time-to-time the Bank originates loans for other mortgage lenders. These loans are not funded by the Bank, but are brokered to another mortgage lender for a fee. Loan originations funded by other mortgage lenders totaled $3.4 million during the first quarter of 2008 compared $46.8 million for the same period in 2007, and the fees received on brokered loans totaled $34 thousand during the first quarter of 2008 compared to $412 thousand for the same period in 2007. Brokered loans decreased due to the Bank’s focus on originating loans for its own portfolio.

The following table summarizes single family loan funding by borrower documentation type for the periods indicated:
	Three months ended March 31,
	2008	2007
	(in thousands)
Verified Income/Verified Asset	$121,888	$26,668
Stated Income/Verified Asset	5,369	114,090
Stated Income/Stated Asset	—	43,155
No Income/No Asset	—	35,705
Total	$127,257	$219,618

On Verified Income/Verified Asset loans (VIVA), the borrower includes information on his/her income and assets, which is then verified. Loans that allow for a reduced level of documentation at origination are becoming a less significant percentage of single family loans originated in our market areas. On Stated Income/Stated Assets (SISA) loans, the borrower includes information on his/her level of income and assets that is not subject to verification. On Stated Income/Verified Assets (SIVA) loans, the borrower includes information on his/her level of income and that information is not subject to verification, although information provided by the borrower on his/her assets is verified. For No Income/No Assets (NINA) loans, the borrower is not required to submit information on his/her level of income or assets. However, all single family loans, including NINA loans, require credit reports and appraisals. The Bank required higher credit scores, higher rates and lower loan to values on NINA loans.

The Bank stopped originating NINA and SISA loans in 2007 and ceased originating SIVA loans in February of 2008. All multi-family loans and other real estate loans require complete and customary documentation from the borrowers.

The creditworthiness of the borrower is based on the borrower’s credit score (“FICO”), prior use of and repayment of credit, job history and stability. The average borrower FICO score and average loan-to-value ratio on single family loan originations were 733 and 67.8%, respectively, for the first quarter of 2008, compared to 721 and 71.0% for the comparable 2007 period.

At March 31, 2008, 99.8% of our loan portfolio was invested in hybrid and adjustable rate products. Loans with interest rates that adjust monthly based on the 3-Month Certificate of Deposit Index (“CODI”) comprised 39.4% of the loan portfolio. Loans with interest rates that adjust monthly based on the 12-month average U.S. Treasury Security rate (“12MAT”) comprised 15.7% of the loan portfolio. Loans with interest rates that adjust monthly based on the Federal Home Loan Bank (“FHLB”) Eleventh District Cost of Funds Index (“COFI”) comprised 44.2% of the loan portfolio. Loans with interest rates that adjust monthly based on the London Inter-Bank Offering Rate (“LIBOR”) and other indices comprised 0.5% of the loan portfolio.

The following table summarizes total loan funding by type of index for the periods indicated:

	Three months ended March 31,
	2008	2007
	(in thousands)
CODI	$—	$4,275
12MAT	1,106	45,373
COFI	31,200	65,579
Other	11,128	5,827
Hybrid and Fixed	241,876	138,454
Total	$285,310	$259,508

The following table shows the composition of our single family loan portfolio by borrower documentation type at the dates indicated:

Documentation Type:	March 31, 2008	December 31, 2007	March 31, 2007
		(In thousands)

Verified Income/Verified Asset	$1,214,599	$1,135,358	$1,203,629
Stated Income/Verified Asset	1,383,098	1,468,686	1,930,482
Stated Income/Stated Asset	1,420,761	1,506,627	2,021,496
No Income/No Asset	492,899	542,205	691,499
Total	$4,511,357	$4,652,876	$5,847,106

The Bank attempted to mitigate the inherent risk of making reduced documentation loans by evaluating the other characteristics of the loan, such as the creditworthiness of the borrower and the loan-to-value ratio (“LTV”) based on the collateral’s appraised value at the origination date. The underwriting of these loans is based on the borrower’s credit score and credit history, intended occupancy, reasonableness of stated income and the value of the collateral.

The following table shows the composition of our single family loan portfolio by borrower documentation type at the dates indicated with weighted average LTV Ratio and FICO Score at origination:

	March 31, 2008		December 31, 2007		March 31, 2007
	LTV Ratio	FICO Score	LTV Ratio	FICO Score	LTV Ratio	FICO Score
Verified Income/Verified Asset	73.0%	712	73.3%	709	77.5%	706
Stated Income/Verified Asset	74.2	714	74.0	715	70.9	717
Stated Income/Stated Asset	74.8	714	74.6	714	70.7	715
No Income/No Asset	71.2	727	70.8	728	66.9	729
Total Weighted Average	73.7	715	73.6	715	71.7	716

The following table shows the composition of our single family loan portfolio at the dates indicated by the
FICO score of the borrower at origination:

FICO Score at Origination:	March 31, 2008	December 31, 2007	March 31, 2007
		(In thousands)
<620	$27,562	$27,667	$34,014
620-659	407,346	431,307	530,464
660-719	2,105,873	2,162,687	2,690,840
>720	1,911,972	1,982,220	2,545,000
Not Available	58,604	48,995	46,788
Total	$4,511,357	$4,652,876	$5,847,106

The following table shows the composition of our single family loan portfolio at the dates indicated by original loan-to-value ratio:

Original LTV Ratio:	March 31, 2008	December 31, 2007	March 31, 2007
		(In thousands)
<65%	$775,848	$817,580	$1,089,779
65-70%	494,561	505,320	650,355
70-75%	593,323	593,386	716,049
75-80%	2,276,870	2,348,772	2,887,912
80-85%	69,162	73,564	93,745
85-90%	247,644	262,719	344,428
>90%	53,949	51,535	64,838
Total	$4,511,357	$4,652,876	$5,847,106

The following table shows the composition of our single family loan portfolio at March 31, 2008 by estimated current LTV ratio:

Current LTV Ratio Price Adjusted (1):	Loan Balance	% of Portfolio	Average Current LTV Ratio
	(In thousands)
<70%	$1,340,215	29.7%	52.2%
70-80%	1,084,117	24.0	75.4
80-90%	1,237,397	27.4	85.0
90-100%	689,784	15.3	93.8
100-110%	110,549	2.5	102.7
110-120%	5,840	0.1	112.0
Not in MSAs	43,455	1.0	N/A
Total	$4,511,357	100.0%	74.7%

(1)  The current estimated loan to value ratio is based on Office of Federal Housing Enterprise Oversight (“OFHEO”) December 2007 data. The OFHEO housing price index provides a broad measure of the housing price movements by Metropolitan Statistical Area (MSA). In evaluating the potential for loan losses within the bank’s portfolio, the Bank considers both the fact that OFHEO data cannot reflect price movements for the most recent three months, and that individual areas within an MSA will perform worse than the average for the larger area. The Bank therefore also looks at sales data that is available by zip code, as well as the Bank’s experience with marketing foreclosed properties in estimating the loan loss allowance that is required.

The Bank generally requires that borrowers obtain private mortgage insurance on loans in excess of 80% of the appraised property value. Prior to April 2006, on certain loans originated for the portfolio, the Bank charged premium rates and/or fees in exchange for waiving the insurance requirement. Management believes that the additional rates and fees that the Bank received for these loans compensated for the additional risk associated with this type of loan. In certain of these cases when the Bank waived the insurance requirement, the Bank purchased private mortgage insurance with its own funds. At March 31, 2008, 71% of loans with mortgage insurance were insured by the Republic Mortgage Insurance Company (RMIC), and 28% were insured by the Mortgage Guaranty Insurance Corporation (MGIC). Under certain mortgage insurance programs, the Bank continues to act as co-insurer and participate with the insurer in absorbing any future loss.

As of March 31, 2008, December 31, 2007 and March 31, 2007, loans with co-insurance totaled $198.7 million, $212.0 million, and $264.3 million, respectively. Loans with initial loan-to-value ratios greater than 80% with no private mortgage insurance totaled $172.0 million at March 31, 2008, $175.9 million at December 31, 2007, and $242.4 million at March 31, 2007.

The following table shows the composition of our single family loan portfolio by geographic distribution at the date indicated:

	March 31,		December 31,		March 31,
	2008		2007		2007
			(in thousands)
LA County	$1,132,580	25.1%	$1,148,942	24.7%	$1,423,281	24.4%
Bay Area	751,595	16.7	775,303	16.7	1,013,382	17.3
Central California Coast	568,613	12.6	592,547	12.7	782,602	13.4
San Diego Area	536,423	11.9	558,452	12.0	677,491	11.6
Orange County	429,423	9.5	428,667	9.2	533,227	9.1
San Bernardino/ Riverside	357,999	7.9	374,303	8.1	480,765	8.2
San Joaquin Valley	283,412	6.3	298,788	6.4	364,964	6.2
Sacramento Valley	259,249	5.7	275,313	5.9	324,525	5.6
Other	192,063	4.3	200,561	4.3	246,869	4.2
Total	$4,511,357	100.0%	$4,652,876	100.0%	$5,847,106	100.0%

The following table shows the composition of our single family loan portfolio by year of origination as of March 31, 2008 (In thousands):

2003 and Prior	$374,451	8.2%
2004	678,709	15.0
2005	1,947,025	43.2
2006	1,026,595	22.8
2007	364,182	8.1
2008	120,395	2.7
Total	$4,511,357	100.0%

Substantially all adjustable single family loans in the Bank’s loan portfolio allow for negative amortization when a scheduled monthly payment is not sufficient to pay the monthly interest accruing on the loan. Negative amortization, which results when interest earned by the Bank is added to borrowers’ loan balances, was $309.4 million at March 31, 2008, $301.7 million at December 31, 2007 and $248.5 million at March 31, 2007. Negative amortization as a percentage of single family loans that have negative amortization in the Bank’s loan portfolio was 8.35% at March 31, 2008 compared to 7.68% at December 31, 2007 and 4.36% at March 31, 2007. Negative amortization increased by $7.7 million during the first quarter of 2008 compared to an increase of $11.7 million during the fourth quarter of 2007 and $32.7 million during the first quarter of 2007. Negative amortization is increasing at a slower rate due to loan payoffs, declines in the underlying indices on adjustable rate loans, and payment increases required under the terms of our adjustable rate loan notes.

The portfolio of single family loans with a one-year fixed payment period totaled $3.1 billion at March 31, 2008, compared to $3.2 billion at December 31, 2007 and $4.4 billion at March 31, 2007. The portfolio of single family loans with a three-to-five year fixed payment period totaled $1.0 billion at March 31, 2008 compared to $1.1 billion at December 31, 2007 and $1.5 billion at March 31, 2007.

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

The “recast” of adjustable loans to a higher payment amount appears to have been a substantial factor in the higher delinquency levels experienced by the Bank during 2007 and the first quarter of 2008 because many borrowers were unable to afford the higher payments. The percentage increase in the payment amount and the loan-to-value ratios are important considerations in the future collectability of the loans.

The following tables show the number and dollar amount of performing loans expected to recast by current estimated loan-to-value ratios for the periods indicated (updated for both current loan balance and current estimated market value):

	2008		2009		Thereafter
Current LTV Ratio Price Adjusted (1)	Recast Balance	Number of Loans	Recast Balance	Number of Loans	Recast Balance	Number of Loans
(Dollars in thousands)
< 70%	$133,605	323	$325,906	808	$432,301	1,010
70-80%	117,842	252	142,602	310	452,291	888
80-90%	230,492	471	155,746	295	511,591	944
90-100%	102,539	213	53,465	107	271,424	540
100-110%	22,026	50	6,735	15	21,402	47
>110%	445	1	406	1	1,328	3
Grand total	$606,949	1,310	$684,860	1,536	$1,690,337	3,432

(1)  The current estimated loan to value ratio is based on OFHEO December 2007 data. The OFHEO housing price index provides a broad measure of the housing price movements by Metropolitan Statistical Area (MSA). In evaluating the potential for loan losses within the bank’s portfolio, the Bank considers both the fact that OFHEO data cannot reflect price movements for the most recent three months, and that individual areas within an MSA will perform worse than the average for the larger area. The Bank therefore also looks at sales data that is available by zip code, as well as the Bank’s experience with marketing foreclosed properties in estimating the loan loss allowance that is required.

The following tables show the number and dollar amount of loans expected to recast by projected payment increase for the periods indicated:

	2008		2009		Thereafter
Projected Payment Increase	Recast Balance	Number of Loans	Recast Balance	Number of Loans	Recast Balance	Number of Loans
	(Dollars in thousands)
< 50%	$37,625	79	$116,859	304	$308,374	656
50-100%	277,724	633	329,687	728	856,310	1,716
100-125%	156,554	325	171,061	381	270,592	553
125-150%	107,249	217	60,812	109	212,667	429
>150%	27,797	56	6,441	14	42,394	78
Grand total	$606,949	1,310	$684,860	1,536	$1,690,337	3,432

Loan Loss Allowances

Listed below is a summary of activity in the general valuation allowance and valuation allowance for impaired loans during the periods indicated.

	General Valuation Allowance	Valuation Allowances For Impaired Loans	Total
	(In thousands)
Balance at December 31, 2007:	$127,503	$555	$128,058
Provision for loan losses	134,510	15,790	150,300
Charge-offs:
Single family	(28,874)	—	(28,874)
Consumer loans	—	—	—
Total charge-offs	(28,874)	—	(28,874)
Recoveries	398	—	398
Net (charge-offs)/recoveries	(28,476)	—	(28,476)
Balance at March 31, 2008:	$233,537	$16,345	$249,882

	General Valuation Allowance	Valuation Allowances For Impaired Loans	Total
	(In thousands)
Balance at December 31, 2006:	$109,768	$—	$109,768
Provision for loan losses	3,800	—	3,800
Charge-offs:
Single family	(597)	—	(597)
Consumer loans	(31)	—	(31)
Total charge-offs	(628)	—	(628)
Recoveries	—	—	—
Net (charge-offs)/recoveries	(628)	—	(628)
Balance at March 31, 2007:	$112,940	$—	$112,940

The Company recorded total net loan charge-offs of $28.5 million for the first quarter of 2008. This compares to net loan charge-offs of $9.2 million for the fourth quarter of 2007 and $628 thousand for the first quarter of 2007. The allowance for loan losses totaled $249.9 million or 3.83% of gross loans outstanding at March 31, 2008. This compares with $128.1 million or 1.93% at December 31, 2007 and $112.9 million or 1.43% at March 31, 2007.

All of the charge-offs recorded during the first quarter of 2008 were single family loans. Charge-offs of single family loans for the fourth quarter of 2007 totaled $9.3 million and single family loan charge-offs totaled $597 thousand for the first quarter of 2007. The general valuation allowance associated with single family loans totaled $224.3 million or 4.97% of single family loans outstanding at March 31, 2008. This compares with $116.2 million or 2.50% at December 31, 2007 and $91.6 million or 1.57% at March 31, 2007.

Management is unable to predict future levels of loan loss provisions. Among other things, loan loss provisions are based on the level of loan charge-offs, foreclosure activity, other risks inherent in the loan portfolio, and the California economy.

Investment Securities

The mortgage-backed securities portfolio, classified as available-for-sale, was recorded at fair value as of March 31, 2008. An unrealized gain of $98 thousand, net of taxes, was reflected in stockholders’ equity as of March 31, 2008. This compares to net unrealized gains of $34 thousand and $1 thousand at December 31, 2007 and March 31, 2007.

The investment securities portfolio, classified as available-for-sale, was recorded at fair value as of March 31, 2008. An unrealized gain of $3.1 million, net of taxes, was reflected in stockholders' equity as of March 31, 2008. This compares to a net unrealized gain of $2.0 million at December 31, 2007 and a net unrealized gain of $250 thousand at March 31, 2007.

Asset/Liability Management

Market risk is the risk of loss from adverse changes in market prices and interest rates. Our market risk arises primarily from the interest rate risk inherent in our lending and liability funding activities.

Our interest rate spread typically decreases during periods of increasing interest rates. There is a three-month time lag before changes in COFI, and a two-month time lag before changes in 12MAT, CODI and LIBOR, can be implemented with respect to our adjustable rate loans. Therefore, during periods immediately following interest rate increases, our cost of funds tends to increase faster than the yield earned on our adjustable rate loan portfolio. The reverse is true during periods immediately following interest rate decreases. The composition of our financial instruments that are subject to market risk has not changed materially since December 31, 2007.

The one year GAP, the difference between rate-sensitive assets and liabilities repricing within one year or less, was a negative $201.7 million or 2.85% of total assets at March 31, 2008. In comparison, the one year GAP was a positive $119.3 million or 1.65% of total assets at December 31, 2007 and a positive $573.5 million or 6.72% of total assets at March 31, 2007. The change from a positive GAP at the end of the year to a negative GAP at the end of the first quarter is due to the fact that we increased our originations of loans with fixed interest rates for five years. These originations were partially matched with longer term FHLB advances. Generally, a negative GAP benefits a company during periods of decreasing interest rates (because liabilities reprice faster than assets). The reverse is true during periods of increasing interest rates.

Capital

Quantitative measures established by regulations to ensure capital adequacy require the Company to maintain minimum amounts and percentages of total capital to assets. The Company meets the standards necessary to be deemed “well–capitalized” under the applicable regulatory requirements.

The following table summarizes our actual capital and required capital at March 31, 2008:

	Tangible Capital	Core Capital	Tier 1 Risk- based Capital	Risk-based Capital
	(In thousands)
Actual Capital:
Amount	$742,029	$724,029	$724,029	$775,919
Ratio	10.23%	10.23%	18.31%	19.63%
FDICIA minimum required capital:
Amount	$106,143	$283,048	$—	$316,259
Ratio	1.50%	4.00%	—	8.00%
FDICIA “well-capitalized” required capital:
Amount	$—	$353,810	$237,194	$395,323
Ratio	—	5.00%	6.00%	10.00%

During 2007, the Company repurchased 3,140,934 shares at an average price of $48.48 per share. The shares eligible for repurchase totaled 1,181,145 shares as of March 31, 2008. Any share repurchase would require a dividend from the Bank. A dividend from the Bank would require approval from the OTS.

The Company had $150.0 million in unsecured fixed/floating rate senior debentures as of March 31, 2008. The first $50.0 million transaction was completed in June 2005 and is due in 2015. The debentures have a fixed rate of 5.65% for the first five years and are adjustable afterwards based on a rate of 1.55% over the three-month LIBOR. The second $50.0 million transaction was completed in December 2005 and is due in 2016. The debentures have a fixed rate of 6.23% for the first five years and are adjustable afterwards based on a rate of 1.55% over the three-month LIBOR. The third $50.0 million transaction was completed in April 2007 and is due in 2017. The debentures have a fixed rate of 6.585% for the first five years and are adjustable afterwards based on a rate of 1.60% over the three-month LIBOR. The debentures in each transaction are redeemable at par after the first five years.

Negative covenants contained in the indentures governing the terms of these debentures generally prohibit us from selling or otherwise disposing of shares of voting stock of the Company or permitting liens on the Company’s stock other than certain permitted liens. The indentures also impose certain affirmative covenants on the Company, none of which is believed to have a material adverse effect on our ability to operate our business.

Consolidated Statements of Operations

The Company reported a consolidated net loss of $69.8 million or $5.11 per diluted share of common stock during the first quarter of 2008, compared to consolidated net income of $32.4 million or $1.92 per diluted share of common stock during the first quarter of 2007.

The first quarter loss resulted primarily from a $150.3 million provision for loan losses due to increased delinquencies and charge-offs on single family loans and declines in the value of single family loan collateral throughout California. In comparison, the provision for loan losses was $3.8 million during the first quarter of 2007.

Revenues also declined due to a decline in net interest income which decreased by $25.9 million or 34% compared to the first quarter of 2007. The decreases were due to lower interest-earning assets, an increase in non-accrual loans, and a lower interest rate spread compared to the first quarter of 2007.

Net Interest Income

Loan payoffs outpaced loan fundings and caused average interest-earning assets to decrease by 22% during the first quarter of 2008 compared to the first quarter of 2007. The interest rate spread decreased by 31 basis points to 2.70% during the first quarter of 2008 from 3.01% during the first quarter of 2007 due to an increase in non-accrual loans which decreased the loan yield by 68 basis points during the first quarter of 2008. Also, early payoff fees and late charges on loans, which are calculated as part of the loan yield, decreased to $1.5 million for the first quarter of 2008 from $6.8 million during the first quarter of 2007. An increasing number of our loans have surpassed the period for which there is a prepayment penalty.

The following table sets forth: (i) the average daily dollar amounts of and average yields earned on loans and investment securities, (ii) the average daily dollar amounts of and average rates paid on savings deposits and borrowings, (iii) the average daily dollar differences, (iv) the interest rate spreads, and (v) the effective net spreads for the periods indicated:

	During the Three Months Ended March 31,
	2008	2007
	(In thousands)
Average loans (1)	$6,294,589	$8,209,924
Average investment securities	480,254	514,875
Average interest-earning assets	6,774,843	8,724,799
Average savings deposits	4,166,449	5,471,811
Average borrowings	2,270,862	2,564,615
Average interest-bearing liabilities	6,437,311	8,036,426
Excess of interest-earning assets over interest-bearing liabilities	$337,532	$688,373

Yields earned on average interest-earning assets	6.82%	7.81%
Rates paid on average interest-bearing liabilities	4.12	4.80
Interest rate spread	2.70	3.01
Effective net spread (2)	2.91	3.45

Interest on loans	$109,473	$163,321
Interest and dividends on investments	6,115	7,096
Total interest income	115,588	170,417
Interest on deposits	40,336	61,065
Interest on borrowings	25,911	34,134
Total interest expense	66,247	95,199
Net interest income	$49,341	$75,218

(1)  Non-accrual loans are included in the average dollar amount of loans outstanding; however, there was no income included for the period in which loans were on non-accrual status.

(2)  The effective net spread is a fraction, the numerator of which is net interest income and the denominator of which is the average amount of interest-earning assets.

Non-Interest Income and Expense

Non-interest income decreased to $3.0 million during the first quarter of 2008 from $5.9 million during the first quarter of 2007. The decrease was primarily due to lower gains on the sale of loans which decreased to $13 thousand during the first quarter of 2008 from $3.0 million during the first quarter of 2007. The lower gain on sale during the first quarter of 2008 reflects the lower volume of loans sold because the Bank focused on the origination of loans for its portfolio. Loan servicing and other fees decreased due to a decrease in loans serviced for others and a decrease in brokered loan fees. These decreases were offset by a $682 thousand increase in other operating income primarily due to an increase in investment services income.

Losses on the sale of real estate owned (“REO”) were $184 thousand for the first quarter of 2008 and $86 thousand for the first quarter of 2007. These results include write-downs of single family REO offset by any gains on the ultimate sale of the property. Write-downs on REO totaled $2.8 million for the first quarter of 2008 and $85 thousand for the first quarter of 2007. Gains on the sale of real estate owned totaled $2.6 million during the first quarter of 2008 compared to a loss of $1 thousand during the first quarter of 2007.

Non-interest expense increased to $22.1 million for the first quarter of 2008 from $20.8 million for the first quarter of 2007. The increase was primarily due to a $1.1 million write off of lease-related expenses associated with the early abandonment of our former corporate headquarters. Also, due to the large increase in foreclosed assets managed by the Bank, foreclosed asset expense increased to $1.2 million during the first quarter of 2008 from $186 thousand during the first quarter of 2007. The increases during the first quarter of 2008 were offset by a decrease in bonus and incentive costs compared to the first quarter of 2007. The ratio of non-interest expense to average total assets increased to 1.24% during the quarter ended March 31, 2008 from 0.94% during the quarter ended March 31, 2007 due primarily to the increased expenses mentioned above and a decrease in average total assets compared to prior period.

Non-accrual, Past Due, Modified and Restructured Loans

The Bank establishes allowances for delinquent interest equal to the amount of accrued interest on all loans 90 days or more past due or in foreclosure. This practice effectively places such loans on non-accrual status for financial reporting purpose. Loans requiring delinquent interest allowances (non-accrual loans) totaled $393.6 million at March 31, 2008, compared to $180.4 million at December 31, 2007 and $33.9 million at March 31, 2007. Delinquent interest allowances for loans in foreclosure and delinquent greater than 90 days increased to $3.6 million at March 31, 2008 compared to $7.8 million at December 31, 2007 and $1.5 million at March 31, 2007.

The Bank has also experienced a large increase in single family loans delinquent less than 90 days. These loans totaled $273.3 million as of March 31, 2008 compared to $236.7 million as of December 31, 2007 and $12.0 million as of March 31, 2007.

Many loans have become delinquent because many borrowers chose to make less than a fully amortizing payment on “payment option” adjustable rate mortgages. This caused the loans to experience very large amounts of negative amortization which in turn caused a large payment adjustment at the end of the initial term. Also, if the negative amortization became so large that it caused the loan to reach its lifetime negative amortization cap, the loan was required to be re-amortized over its remaining loan term before the loan was out of its initial term. As a result, many borrowers found their adjusted loan payments difficult to afford because their adjusted payments may have been significantly higher than their initial loan payment. Further, due to the weak single family real estate market and the tighter credit standards required by mortgage lenders, many borrowers found that they could not sell or refinance their home to remedy their situation.

The Bank created a loss mitigation unit at the end of 2007 to proactively solicit borrowers who might have difficulty affording their increased loan payments. At March 31, 2008, 234 loans with principal balances totaling $117.6 million had been modified. These loans are considered troubled debt restructurings (“TDR’s) and are included in impaired loans. Valuation allowances on these loans totaled $9.5 million. Another $4.1 million in loans were modified as of March 31, 2008 but were not considered TDR’s, and therefore had no valuation allowances. Modified loans are not considered TDR’s when the loan terms are consistent with the Bank’s current product offerings and the borrowers meet the Bank’s current underwriting standards with regard to FICO score, debt-to-income ratio and loan-to-value ratio. At March 31, 2007, we had net modified loans totaling $617 thousand, but none of these modified loans were considered to be a TDR.

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

The following is a summary of impaired loans, net of valuation allowances for impairment, at the dates indicated:

	March 31, 2008	December 31, 2007	March 31, 2007
	(In thousands)
Restructured loans	$108,088	$1,799	$—
Non-accrual loans	20,333	20,112	4,860
Other impaired loans	3,264	1,625	2,904
	$131,685	$23,536	$7,764

When a loan is considered impaired the Bank measures impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate. However, if the loan is "collateral-dependent" or foreclosure is probable, impairment is measured based on the fair value of the collateral. When the measure of an impaired loan is less than the recorded investment in the loan, the Bank records an impairment allowance equal to the excess of our recorded investment in the loan over its measured value.

The following is a summary of information pertaining to impaired loans at the dates indicated:

	March 31, 2008	December 31, 2007	March 31, 2007
	(In thousands)
Impaired loans without valuation allowances	$10,806	$16,606	$7,764
Impaired loans with valuation allowances	137,224	7,485	—
Valuation allowances related to impaired loans	(16,345)	(555)	—

	March 31, 2008	December 31, 2007	March 31, 2007
	(In thousands)
Average investment in impaired loans	$53,868	$13,278	$6,931
Interest income recognized on impaired loans	1,211	549	192

Asset Quality

The following table sets forth certain asset quality ratios at the dates indicated:

	March 31, 2008	December 31, 2007	March 31, 2007
Non-performing loans to gross loans receivable (1)	6.04%	2.72%	0.43%
Non-performing assets to total assets (2)	6.21%	2.79%	0.46%
Loan loss allowances to non-performing loans (3)	63%	71%	333%
Loan loss allowances to gross loans receivable	3.83%	1.93%	1.43%

(1)	Loans receivable are before deducting unrealized loan fees (costs), general valuation allowance and valuation allowances for impaired loans.
(2)	Non-performing assets are net of valuation allowances related to those assets.
(3)	Loan loss allowances include the general valuation allowance and valuation allowances for impaired loans.

Non-performing Assets

The Bank defines non-performing assets as loans delinquent over 90 days (non-accrual loans), loans in foreclosure and real estate acquired by foreclosure (REO). The following is an analysis of non-performing assets at the dates indicated:

	March 31, 2008	December 31, 2007	March 31, 2007
	(In thousands)
Non-accrual loans :
Single family	$393,586	$179,679	$33,938
Multi-family and commercial	—	—	—
Other	732	734	7
Total non-accrual loans	394,318	180,413	33,945
Real estate owned	45,547	21,090	5,195
Total non-performing assets	$439,865	$201,503	$39,140

The Bank has experienced an increase in non-performing assets primarily due to defaults on single family loans. Single family real estate owned and non-accrual loans have continued to increase during the first quarter due to the downturn in the California real estate market and higher payment requirements on adjustable rate loans that reached their maximum allowed negative amortization. Because real estate prices in California have decreased substantially over the past few quarters, delinquent borrowers are no longer able to sell their homes for sufficient amounts to repay their mortgages. Also, some borrowers have taken out second trust deeds with other lenders since their loan was originated. This makes it more likely that the total encumbrances on their property will exceed its value.

Single family loan delinquencies are likely to continue during 2008 and 2009. The Bank forecasts that another 1,310 loans with principal balances totaling $606.9 million will recast during the remaining period of 2008 and that another 1,536 loans with principal balances totaling $684.9 million will recast during 2009.

The following table shows activity in real estate owned during the periods indicated:

	March 31, 2008	December 31, 2007	March 31, 2007
	(In thousands)

Beginning Balance	$21,090	$1,094	$1,094
Acquired	40,316	45,685	4,531
Write-downs	(2,764)	(4,241)	(85)
Sale of REO	(13,095)	(21,448)	(345)
Ending Balance	$45,547	$21,090	$5,195

Sources of Funds

External sources of funds include savings deposits from several sources, advances from the FHLB of San Francisco, and securitized borrowings.

Savings deposits are accepted from retail banking offices, national deposit brokers, telemarketing sources and the internet. As the cost of each source of funds fluctuates from time to time, based on market rates of interest offered by us and other depository institutions, the Bank selects funds from the lowest cost source until the relative costs change. We do not deem our use of any specific source of funds to have a material impact on our operations because the cost of funds and operating margins associated with all of the sources are comparable.

Total retail and commercial deposits at branch offices increased by $106.3 million for the first quarter of 2008. Retail and commercial deposits comprised 80% of total deposits at March 31, 2008 compared to 59% at March 31, 2007. The Bank is actively seeking to expand its retail sources of deposits through the establishment of additional branch offices. One new retail branch office was opened during the first quarter of 2008 and four to five additional retail branches are scheduled to open later in 2008. The Bank is continuing to evaluate these and other potential branch sites in the Southern California area. However, there can be no assurance that any of these evaluations will result in the establishment of additional branch offices.

Telemarketing deposits increased by $11.6 million during the first quarter  of 2008. These are normally large deposits from pension plans, managed trusts and other financial institutions. The level of these deposits fluctuates based on the attractiveness of our rates compared to returns available to investors on alternative investments. Telemarketing deposits comprised 4% of total deposits at March 31, 2008 compared to 3% at March 31, 2007.

The Bank started accepting internet deposits about three years ago by posting our rates on internet rate boards. Internet deposits increased by $3.7 million during the first quarter of 2008, and comprised 1% of total deposits at both March 31, 2008 and March 31, 2007.

Brokered deposits decreased by $229.4 million during the first quarter of 2008. Loan payoffs, increased deposits from the retail branches and increased borrowing under repurchase agreements decreased our need for brokered deposits. Brokered deposits decreased to 15% of total deposits at March 31, 2008 from 37% at March 31, 2007. The Bank may solicit brokered funds without special regulatory approval because the Bank has sufficient capital to be deemed “well-capitalized” under the standards established by the OTS.

Total borrowings increased by $41.0 million during the first quarter of 2008. Borrowings under reverse repurchase agreements increased by $250.0 million, but were offset by a decrease in FHLB advances of $209.0 million during the first quarter of 2008.

Internal sources of funds include amortized principal payments that can vary based upon the borrower’s option to adjust their loan payment amounts, as well as prepayments. The level of prepayment activity fluctuates based upon the availability of loans with lower interest rates and lower monthly payments. Loan prepayments and principal reductions totaled $385.8 million during the first quarter of 2008, compared to $772.5 million during the first quarter of 2007. Proceeds from the sale of loans to other financial institutions are another internal source of funds. However, the Bank sold only one loan during the first quarter of 2008, due to the unfavorable secondary market conditions which started in the second quarter of 2007 and its intent to focus on originating loans for its own portfolio.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

See “Management’s Discussion and Analysis of Consolidated Balance Sheets and Consolidated Statements of Income- Asset/Liability Management” on page 24 hereof for Quantitative and Qualitative Disclosures about market risk.

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

(10.3)
   1997 Non-employee Directors Stock Incentive Plan filed as Exhibit 1 to Form S-8 datedAugust 12, 1997 and Amendment filed as Exhibit 10.5 to Form 10-Q for the
   Quarter ended June 30, 2001 and incorporated by reference.

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

FIRSTFED FINANCIAL CORP.
Registrant

Date: May 12, 2008	By: /s/ Douglas J. Goddard
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

Dated this 12th day of May, 2008

By: /s/ Babette E. Heimbuch
Babette E. Heimbuch
Chief Executive Officer

Exhibit 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Douglas J. Goddard, certify that:

(1)	I have reviewed this quarterly report on Form 10-K of FirstFed Financial Corp.;

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

Dated this 12th day of May, 2008

By: /s/ Douglas J. Goddard
Douglas J. Goddard
Chief Financial Officer

Exhibit 32.1

CEO CERTIFICATION

The undersigned, as Chief Executive Officer hereby certifies, to the best of her knowledge and belief, that:

(1)
the Form 10-K of FirstFed Financial Corp. (the "Company") for the quarterly period ended March 31, 2008 (the "Report ") accompanying this certification fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company for such period.

FIRSTFED FINANCIAL CORP.
Registrant

Date: May 12, 2008
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

Exhibit 32.2

CFO CERTIFICATION

The undersigned, as Chief Financial Officer hereby certifies, to the best of his knowledge and belief, that:

(1)
the Form 10-K of FirstFed Financial Corp. (the "Company") for the quarterly period ended March 31, 2008 (the "Report ") accompanying this certification fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company for such period.

FIRSTFED FINANCIAL CORP.
Registrant

Date: May 12, 2008	By: /s/ Douglas J. Goddard
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