Form 10-Q
period 2008-06-30
FIRSTFED FINANCIAL CORP
filed 2008-08-11
CIK 810536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑                                                        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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
Common Stock, $0.01 par value
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
Large accelerated filer  *                         Accelerated filer ☑                             Non-accelerated filer *

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 Yes   *             No  ☑

As of August 1, 2008, 13,684,553 shares of the Registrant's $0.01 par value common stock were outstanding.

FirstFed Financial Corp.
Index
Report on Form 10-Q
For the Quarterly Period Ended June 30, 2008

			Page
Part I.	Financial Information

	Item 1.	Financial Statements

		Consolidated Balance Sheets as of June 30, 2008, December 31, 2007 and June 30, 2007	3

		Consolidated Statements of Operations for the three and six months ended June 30, 2008 and 2007	4

		Consolidated Statements of Cash Flows for the six months ended June 30, 2008 and 2007	5

		Notes to Consolidated Financial Statements	6

	Item 2.	Management’s Discussion and Analysis of Consolidated Balance Sheets and Consolidated Statements of Operations	16

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33

	Item 4.	Controls and Procedures	33

Part II.	Other Information	(omitted items are inapplicable)

	Item 4.	Submission of Matters to a Vote of Security Holders	34

	Item 6.	Exhibits	34

Signatures			35

Exhibits
	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	36

	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	37

	32.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	38

	32.2	Certification of Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	39

PART I - FINANCIAL STATEMENTS

Item 1. Financial Statements

FirstFed Financial Corp. and Subsidiary
Consolidated Balance Sheets
(Dollars in thousands, except share data)
(Unaudited)
	June 30, 2008	December 31, 2007	June 30, 2007
ASSETS
Cash and cash equivalents	$49,869	$53,974	$89,896
Investment securities, available-for-sale (at fair value)	340,586	316,788	296,046
Mortgage-backed securities, available-for-sale (at fair value)	43,233	46,435	50,569
Loans receivable, held for sale (fair value $0, $0 and $63,056)	—	—	62,338
Loans receivable, net of allowances for loan losses of $259,695, $128,058 and $114,894	6,299,039	6,518,214	6,932,088
Accrued interest and dividends receivable	35,409	45,492	46,083
Real estate owned, net (REO)	96,665	21,090	11,774
Office properties and equipment, net	20,197	17,785	16,480
Investment in Federal Home Loan Bank (FHLB) stock, at cost	121,307	104,387	84,431
Other assets	171,831	98,816	79,581
	$7,178,136	$7,222,981	$7,669,286

LIABILITIES
Deposits	$3,850,828	$4,156,692	$4,848,040
FHLB advances	2,199,000	2,084,000	945,000
Securities sold under agreements to repurchase	370,000	120,000	900,900
Senior debentures	150,000	150,000	150,000
Accrued expenses and other liabilities	57,411	57,790	101,012
	6,627,239	6,568,482	6,944,952

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, par value $.01 per share; authorized 100,000,000 shares;
issued 24,002,093, 23,970,227 and 23,966,227 shares; outstanding 13,684,553, 13,640,997, and 16,009,977 shares	240	240	240
Additional paid-in capital	56,504	55,232	54,313
Retained earnings	760,118	865,411	833,992
Unreleased shares to employee stock ownership plan	—	(339)	(1,365)
Treasury stock, at cost, 10,317,540, 10,329,230, and 7,956,250 shares	(266,040)	(266,040)	(160,291)
Accumulated other comprehensive income (loss), net of taxes	75	(5)	(2,555)
	550,897	654,499	724,334
	$7,178,136	$7,222,981	$7,669,286

The accompanying notes are an integral part of these consolidated financial statements.

FirstFed Financial Corp. and Subsidiary
Consolidated Statements of Operations
(Dollars in thousands, except per share data)
(Unaudited)
	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Interest and dividend income:
Interest on loans	$95,193	$148,512	$204,666	$311,833
Interest on mortgage-backed securities	523	681	1,116	1,390
Interest and dividends on investments	5,876	5,543	11,398	11,930
Total interest income	101,592	154,736	217,180	325,153
Interest expense:
Interest on deposits	33,122	54,053	73,458	115,118
Interest on borrowings	23,766	30,991	49,677	65,125
Total interest expense	56,888	85,044	123,135	180,243

Net interest income	44,704	69,692	94,045	144,910
Provision for loan losses	90,200	3,100	240,500	6,900
Net interest (loss) income after provision for loan losses	(45,496)	66,592	(146,455)	138,010

Other income:
Loan servicing and other fees	2,785	854	3,258	1,814
Banking service fees	1,752	1,686	3,458	3,372
Gain on sale of loans	7	1,482	20	4,438
Net gain (loss) on real estate owned	3,371	(103)	3,187	(189)
Other operating income	1,706	423	2,724	759
Total other income	9,621	4,342	12,647	10,194

Non-interest expense:
Salaries and employee benefits	13,143	12,044	24,351	24,753
Occupancy	2,849	2,997	7,903	5,800
Advertising	300	208	335	442
Amortization of core deposit intangible	126	126	253	625
Federal deposit insurance	1,352	924	1,896	1,552
Data processing	571	582	1,108	1,203
OTS assessment	454	577	908	1,153
Legal	494	522	1,183	993
Real estate owned operations	3,153	369	4,389	555
Other operating expense	2,632	2,591	4,866	4,711
Total non-interest expense	25,074	20,940	47,192	41,787

(Loss) income before income taxes	(60,949)	49,994	(181,000)	106,417
Income taxes (benefit) expenses	(25,437)	20,923	(75,707)	44,962
Net (loss) income	$(35,512)	$29,071	$(105,293)	$61,455

Net (loss) income	$(35,512)	$29,071	$(105,293)	$61,455
Other comprehensive (loss) income, net of taxes (benefits)	(1,052)	(656)	80	(711)
Comprehensive (loss) income	$(36,564)	$28,415	$(105,213)	$60,744

(Loss) earnings per share:
Basic	$(2.60)	$1.77	$(7.71)	$3.72
Diluted	$(2.60)	$1.74	$(7.71)	$3.66

Weighted average shares outstanding:
Basic	13,668,097	16,458,283	13,661,856	16,539,440
Diluted	13,668,097	16,671,802	13,661,856	16,774,887

The accompanying notes are an integral part of these consolidated financial statements.

FirstFed Financial Corp. and Subsidiary
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)
	Six months ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(105,293)	$61,455
Adjustments to reconcile net income to
Net cash provided by operating activities:
Net change in loans held for sale	—	79,548
Stock option compensation	1,082	912
Excess tax benefits related to stock option awards	(29)	(794)
Depreciation and amortization	1,239	1,233
Provision for loan losses	240,500	6,900
Amortization of fees and premiums/discounts	7,830	20,601
Increase in interest income accrued in excess of borrower payments	(586)	(51,679)
Gain on sale of real estate owned, net	(9,705)	80
REO write down	6,518	109
Gain on sale of loans	(20)	(4,438)
FHLB stock dividends	(2,755)	(2,933)
Change in deferred taxes	(54,496)	(15,210)
Change in current taxes	(20,315)	1,412
Decrease in interest and dividends receivable	10,083	8,729
Decrease in interest payable	(4,451)	(28,771)
Amortization of core deposit intangible asset	253	625
Decrease in other assets	1,468	2,064
Increase (decrease) in accrued expenses and other liabilities	4,071	(251)
Total adjustments	180,705	18,137
Net cash provided by operating activities	75,412	79,592

CASH FLOWS FROM INVESTING ACTIVITIES:
Loans made to customers and principal collections on loans, net	(154,344)	1,456,973
Loans purchased	(5,935)	—
Proceeds from sale of real estate	59,100	4,343
Proceeds from maturities and principal payments of investment securities, available for sale	26,715	34,630
Principal reductions on mortgage-backed securities, available for sale	3,198	6,485
Purchase of investment securities, available for sale	(50,129)	(20,000)
(Purchase) redemption of FHLB stock, net	(14,165)	37,481
Purchases of premises and equipment	(3,651)	(1,144)
Net cash (used in) provided by investing activities	(139,211)	1,518,768

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in retail and commercial deposits	17,649	158,061
Net decrease in brokered deposits	(323,513)	(1,199,902)
Net increase (decrease) in short term borrowings	70,000	(622,548)
Net increase in long term borrowings	295,000	50,000
Proceeds from stock options exercised	529	2,473
Purchases of treasury stock	—	(46,515)
Excess tax benefits related to stock option awards	29	794
Other	—	(1,917)
Net cash provided by (used in) financing activities	59,694	(1,659,554)
Net decrease in cash and cash equivalents	(4,105)	(61,194)
Cash and cash equivalents at beginning of period	53,974	151,090
Cash and cash equivalents at end of period	$$49,869	$89,896

The accompanying notes are an integral part of these consolidated financial statements.

FirstFed Financial Corp. and Subsidiary
Notes to Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation

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

  2. (Loss) Earnings per Share

Basic (loss) earnings per share were computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding for the period. Additionally diluted earnings per share include the effect of stock options and non-vested restricted stock, if dilutive. (Loss) earnings per common share have been computed based on the following:

	Three months ended June 30,
	2008	2007
	(Dollars in thousands, except share data)
Net (loss) income	$(35,512)	$29,071

Average number of common shares outstanding	13,668,097	16,458,283
Effect of dilutive stock options	—	213,519
Average number of common shares outstanding used to calculate (loss) earnings per common share	13,668,097	16,671,802

There was no dilutive effect during the second quarter of 2008, since the Company was in a net loss position. There were 866,747 and 248,944 anti-dilutive shares excluded from the weighted average shares outstanding calculation during the second quarter of 2008 and 2007.

	Six months ended June 30,
	2008	2007
	(Dollars in thousands, except share data)

Net (loss) income	$(105,293)	$61,455

Average number of common shares outstanding	13,661,856	16,539,440
Effect of dilutive stock options	—	235,447
Average number of common shares outstanding used to calculate diluted (loss) earnings per common share	13,661,856	16,774,887

There was no dilutive effect during the first six months of 2008, since the Company was in a net loss position. There were 866,747 and 248,944 anti-dilutive shares excluded from the weighted average shares outstanding calculation during the six months of 2008 and 2007.

  3. Cash and Cash Equivalents

For purposes of reporting cash flows on the Consolidated Statements of Cash Flows, cash and cash equivalents include cash, overnight investments and securities purchased under agreements to resell which mature within 90 days of the date of purchase.

4. Loan Loss Allowances

Listed below is a summary of activity in the general valuation allowance and the valuation allowance for impaired loans during the periods indicated.

	General Valuation Allowance	Valuation Allowances For Impaired Loans	Total
	(Dollars in thousands)
Balance at December 31, 2007	$127,503	$555	$128,058
Provision for loan losses	204,648	35,852	240,500
Charge-offs:
Single family	(109,472)	—	(109,472)
Total charge-offs	(109,472)	—	(109,472)
Recoveries	609	—	609
Net (charge-offs)/recoveries	(108,863)	—	(108,863)
Transfers	3,589	(3,589)	—
Balance at June 30, 2008	$226,877	$32,818	$259,695

	General Valuation Allowance	Valuation Allowances For Impaired Loans	Total
	(Dollars in thousands)
Balance at December 31, 2006:	$109,768	$—	$109,768
Provision for loan losses	6,900	—	6,900
Charge-offs:
Single family	(1,801)	—	(1,801)
Consumer loans	(50)	—	(50)
Total charge-offs	(1,851)	—	(1,851)
Recoveries	77	—	77
Net (charge-offs)/recoveries	(1,774)	—	(1,774)
Balance at June 30, 2007:	$114,894	$—	$114,894

5. Impaired Loans and Troubled Debt Restructurings

  The Company considers a loan impaired when management believes that it is probable that the Company willnot be able to collect all amounts due under the contractual terms of the loan agreement. Estimatedimpairment losses are recorded as separate valuation allowances and may be subsequently adjusted based upon changes in the measurement of impairment. Impaired loans, disclosed net of valuation allowances, include non-accrual major loans (commercial business loans with an outstanding principal amount greater than or equal to $500 thousand, single family loans greater than or equal to $1.0 million, and income property loans with an outstanding principal amount greater than or equal to $1.5 million), modified loans which are considered troubled debt restructurings because they do not meet the Company’s current product offerings and underwriting standards, and major loans less than 90 days delinquent for which full payment of principal and interest is not expected to be received.

The following is a summary of impaired loans, net of valuation allowances for impairment, at the datesindicated:

	June 30, 2008	December 31, 2007	June 30, 2007
	(Dollars in thousands)
Troubled debt restructurings	$308,700	$1,799	$—
Non-accrual loans	29,910	20,112	11,489
Other impaired loans	744	1,625	3,997
	$339,354	$23,536	$15,486

  When a loan is considered impaired, the Company measures impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate. However, if the loan is "collateral-dependent" or foreclosure is probable, impairment is measured based on the fair value of the collateral. When the measure of an impaired loan is less than the recorded investment in the loan, the Company records an impairment allowance equal to the excess of the recorded investment in the loan over its measured value.

The following is a summary of information pertaining to impaired loans at the dates indicated:

	June 30, 2008	December 31, 2007	June 30, 2007
	(Dollars in thousands)
Impaired loans without valuation allowances	$12,941	$16,606	$15,486
Impaired loans with valuation allowances	359,231	7,485	—
Valuation allowances on impaired loans	(32,818)	(555)	—

	Six months ended
	June 30, 2008	June 30, 2007
	(Dollars in thousands)
Average investment in impaired loans	$260,386	$11,431
Interest recognized on impaired loans using the accrual basis of income recognition	1,952	83
Interest recognized on impaired loans using the cash basis of income recognition	1,954	82

6. Real Estate Owned Activity

    The following table shows activity in real estate owned (REO) during the periods indicated:

	Six months ended
	June 30, 2008	June 30, 2007
	(Dollars in thousands)
Beginning Balance	$21,090	$1,094
Acquisitions	131,488	15,212
Write-downs	(6,518)	(109)
Sales of REO	(49,395)	(4,423)
Ending Balance	$96,665	$11,774

Net gain (loss) on real estate owned is comprised of the following items for the periods indicated:

	Three months ended June 30,
	2008	2007
	(Dollars in thousands)
Gain on sale of REO	$7,359	$101
Loss on sale of REO	(234)	(180)
Write downs on REO	(3,754)	(24)
	$3,371	$(103)

	Six months ended June 30,
	2008	2007
	(Dollars in thousands)
Gain on sale of REO	$10,007	$101
Loss on sale of REO	(302)	(181)
Write downs on REO	(6,518)	(109)
	$3,187	$(189)

The following items are included in real estate owned operations for the periods indicated:

	Three months ended June 30,
	2008	2007
	(Dollars in thousands)
Single family expense	$3,098	$277
Single family income	(23)	—
Multi-family expense	78	92
	$3,153	$369

	Six months ended June 30,
	2008	2007
	(Dollars in thousands)
Single family expense	$4,309	$362
Single family income	(32)	—
Multi-family expense	112	193
	$4,389	$555

7. Income Taxes

Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, requires that, when determining the need for a valuationallowance against a deferred tax asset, management must asses both positive and negative evidencewith regard to the realizability of the tax losses represented by that asset. To the extent that available sources of taxable income are insufficient to absorb tax losses, a valuation allowance is necessary. Sources of taxable income for this analysis include prior years’ tax returns, the expected reversals of taxable temporary differences between book and tax income, prudent and feasible tax planning strategies and future taxable income. The Company’s tax asset has increased substantially during the first six months of 2008 due to a significant increase in its loan loss allowances. The deferred tax asset related to loan loss allowances will be realized when actual charge-offs are made against the loan loss allowances. Based on the availability of loss carry-backs and projected taxable income during the periods for which loss carry-forwards are available, management believes that no valuation allowance is necessary at this time.

The deferred tax asset increased to $135.2 million at June 30, 2008 compared to $80.7 million at December 31, 2007 and $71.4 million at June 30, 2007. Income taxes receivable increased to $29.4 million at June 30, 2008 from $9.1 million at December 31, 2007. At June 30, 2007, income taxes payable were $559 thousand.

8. Fair Value Measurements

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

The following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy:

Assets

Securities

Where quoted prices are available in an active market, securities are classified within level 1 of the valuation hierarchy. Level 1 includes securities that have quoted prices in active markets for identical assets. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flow. Examples of such instruments, which would generally be classified within level 2 of the valuation hierarchy, include certain collateralized mortgage and debt obligations and certain high-yield debt securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within level 3 of the valuation hierarchy. The Company did not have any level 1 or level 3 securities as of June 30, 2008.

Loans held for sale

Loans held for sale are required to be measured based on the lower of cost or fair value. Under SFAS No. 157, market value is used to represent fair value. When management has loans held for sale, it obtains quotes or bids on all or part of these loans directly from the purchasing financial institutions. At June 30, 2008, the Company had no loans held for sale.

Impaired loans

SFAS No. 157 applies to loans measured for impairment using the practical expedients permitted by SFAS No. 114, Accounting by Creditors for Impairment of a Loan, including impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent). When a modified loan is considered impaired, the Company measures impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate. The effective interest rate of the loan is the interest rate of the loan prior to restructuring, including adjustment for deferred loan fees or costs. However, if the loan is "collateral-dependent" or a probable foreclosure, impairment is measured based on the fair value of the collateral. Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisals or independent valuation which is then adjusted for the cost related to liquidation of the collateral. When the measure of an impaired loan is less than the recorded investment in the loan, the Company records an impairment allowance equal to the excess of our recorded investment in the loan over its measured value.

Real estate owned

Certain assets such as real estate owned (REO) are measured at fair value less the estimated cost to sell. The Company believes that using fair value as a basis for measuring REO follows the provisions of SFAS No. 157. The fair value of REO at June 30, 2008 was determined either by appraisals or independent valuations which are then adjusted for the cost related to liquidation of the subject property, or by sales agreement.

Assets measured at fair value at June 30, 2008 are as follows:

		Fair Value Measurements at Reporting Date Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(Dollars in thousands)
Recurring Items:
Available-for-sale securities:
Collateralized mortgage obligations	$340,586	—	$340,586	—
Mortgage-backed securities	43,233	—	43,233	—
Total available-for-sale securities	$383,819	—	$383,819	—

		Fair Value Measurements at Reporting Date Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(Dollars in thousands)
Non-Recurring Items:
Impaired loans	$339,354	—	$339,354	—
Real estate owned	96,665	—	96,665	—
	$436,019	—	$436,019	—

Liabilities

The Bank did not identify any liabilities to be presented at fair value as of June 30, 2008.

  9. Stock Options and Restricted Stock

The Company recorded stock-based compensation expense of $482 thousand and $968 thousand, net of tax, for the second quarter and the first six months of 2008, respectively. For the second quarter and the first six months of 2007, the Company recorded stock-based compensation expense of $363 thousand and $1.0 million, net of tax, respectively.

At June 30, 2008, the Company had options outstanding issued under two share-based compensation programs, the 1994 Stock Option and Appreciation Rights Plan (“1994 Plan”) and the 1997 Non-employee Directors Stock Incentive Plan (“Directors 1997 Plan”). At June 30, 2008, the number of shares available to be granted for option awards under the 1994 Plan totaled 1,666,215. The Directors 1997 Plan was terminated in connection with the implementation of a new restricted stock plan during 2007. No new grants were made in 2008 under the Directors 1997 Plan.

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

The weighted average fair value of options granted under the 1994 Plan during the first quarter of 2008 was $10.91 per share using the following assumptions: expected volatility of 24%; risk-free interest rate of 3.15%; and an expected average life of 5.9 years. The weighted average fair value of options granted under the 1994 Plan during the first quarter of 2007 was $25.30 per share using the following assumptions; expected volatility of 27%; risk-free interest rate of 4.87%; and an expected average life of 6.0 years.

The following is a summary of the Company’s stock option activity for the six months ended June 30, 2008:

Stock Options:	Number of Shares	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (In thousands)

Outstanding at January 1, 2008	781,787	$42.67
Granted	160,800	36.07
Exercised	(31,866)	16.59
Forfeited	(58,364)	42.54
Outstanding at June 30, 2008	852,357	$42.41	6.16	$—
Exercisable at June 30, 2008	388,145	$29.27	5.55	$—

The total intrinsic value of options exercised during the second quarter and the first six months of 2008 was $6 and $445 thousand, respectively. This compares to $1.2 million and $5.2 million during the second quarter and the first six months of 2007, respectively. Cash received from options exercised during the second quarter and the first six months of 2008 was $117 thousand and $529 thousand, respectively. Cash received from options exercised during the second quarter and the first six months of 2007 was $1.2 million and $2.5 million, respectively.

As of June 30, 2008, the unearned compensation cost related to non-vested stock options totaled $3.4 million to be recognized over a weighted average period of 4.27 years.

Restricted Stock

On April 26, 2007, the stockholders of the Company adopted the 2007 Non-employee Directors Restricted Stock Plan (“2007 Plan”). Under the 2007 Plan, the Company may grant up to 200,000 shares to non-employee directors of the Company. 50% of the restricted shares will vest on the first anniversary date of the issuance and the remaining 50% will vest on the second anniversary date of the issuance. The Company issued 1,670 shares of restricted stock to each of the seven non-employee directors during the first quarter of 2008 compared to 900 shares during the first quarter of 2007. Upon retirement of a non-employee director, any non-vested shares of stock shall automatically vest.

The following is a summary of the Company’s non-vested restricted stock as of June 30, 2008.
Non-vested Stock:	Number of Shares	Weighted Average Grant Date Fair Value

Outstanding at January 1, 2008	5,400	$67.26
Granted	11,690	$36.07
Vested	(2,700)	$67.26
Forfeited	—
Outstanding at June 30, 2008	14,390	$41.92

The total fair value of the restricted stock awards that vested during the six months ended June 30, 2008 was $97 thousand compared to $54 thousand during the same period in prior year.

Stock-based compensation expense recorded in connection with the 2007 Plan totaled $118 thousand, net of tax, during the six months ended June 30, 2008. As of June 30, 2008, the total unrecognized compensation cost related to non-vested restricted awards totaled $309 thousand to be recognized over a weighted average period of 1.35 years.

  10. Supplementary Executive Retirement Plan

The following table sets forth the net periodic benefit cost attributable to the Company’s Supplementary Executive Retirement Plan:

	Pension Benefits

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(Dollars in thousands)

Service cost	$86	$76	$172	$152
Interest cost	257	216	514	432
Amortization of net loss	190	96	380	192
Amortization of prior service cost	—	—	—	—
Net periodic benefit cost	$533	$388	$1,066	$776

Weighted Average Assumptions
Discount rate	6.25%	5.75%	6.25%	5.75%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%
Expected return on plan assets	N/A	N/A	N/A	N/A

The Company does not expect any significant changes to the amounts previously disclosed as contributions for benefit payments. The quarterly expense has increased compared to the prior period mainly due to an increase in covered pay for the participants in 2007.

11. Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. This standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has no derivative instruments or hedging activities.

   In December 2007, the FASB issued two new statements: (a) SFAS No. 141(revised 2007), Business Combinations, and (b) SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. These statements are effective for fiscal years beginning after December 15, 2008 and the application of these standards will improve, simplify and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in financial statements. The Company is in the process of evaluating the impact, if any, on SFAS 141 (R) and SFAS 160 and does not anticipate that the adoption of these standards will have any impact on its financial statements.

(a)  SFAS No. 141 (R) requires an acquiring entity in a business combination to: (i) recognize all (and only) the assets acquired and the liabilities assumed in the transaction, (ii) establish an acquisition-date fair value as the measurement objective for all assets acquired and the liabilities assumed, and (iii) disclose to investors and other users all of the information they will need to evaluate and understand the nature of, and the financial effect of, the business combination, and (iv) recognize and measure the goodwill acquired in the business combination or a gain from a bargain purchase.

(b) SFAS No. 160 will improve the relevance, comparability and transparency of financial information provided to investors by requiring all entities to: (i) report noncontrolling (minority) interests in subsidiaries in the same manner, as equity but separate from the parent’s equity, in financial statements, (ii) net income attributable to the parent and to the non-controlling interest must be clearly identified and presented on the face of the statement of income, and (iii) any changes in the parent’s ownership interest while the parent retains the controlling financial interest in its subsidiary be accounted for consistently. The Company has no minority interest in subsidiaries at the present time.

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110, Share-Based Payment, which amends SAB No. 107, Share-Based Payment, to permit public companies, under certain circumstances, to continue to use the simplified method in SAB No. 107, to estimate the expected term of their plain vanilla employee options. Although the Company’s stock options fit the definition of plain vanilla according to SAB 110, because it has sufficient relevant historical option exercise data to provide a reasonable basis to estimate an option’s expected term, SAB No. 110 does not apply to the Company.

In November 2007, the SEC issued SAB No. 109, Written Loan Commitments Recorded at Fair Value Through Earnings. SAB No. 109 was effective for fiscal quarters beginning after December 15, 2007. SAB 109 was issued to clarify the SEC staff position that internally developed intangible assets should not be included in the fair value of derivative loan commitments and other written loan commitments that are accounted for at fair value through earnings. The Company did not have any derivative loan commitments or written loan commitments that were accounted for at fair value through earnings as of June 30, 2008. Therefore, this bulletin did not have any impact on the Company’s financial results.

In February 2007, SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115, was issued. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement was effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has not chosen to measure additional financial instruments at fair value. Therefore, the adoption of this statement on January 1, 2008 did not have any impact on the Company’s financial results.

Item 2.Management’s Discussion and Analysis of Consolidated Balance Sheets and Consolidated Statements of Operations

The following narrative is written with the presumption that the users have read or have access to our 2007 Annual Report on Form 10-K, which contains the latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, as of December 31, 2007, and for the year then ended. Therefore, only material changes in the consolidated balance sheets and consolidated statements of operations are discussed herein.

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

Note regarding forward-looking statements:  This quarterly report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical facts, included in this quarterly report that address activities, events or developments that we expect, believe or anticipate will or may occur in the future, are forward-looking statements. These statements are based on certain assumptions and analyses made by us in light of our experience and perception of historical trends, current conditions, expected future developments and other factors the Company believe are appropriate in the circumstances. These forward-looking statements are subject to various factors, many of which are beyond our control, which could cause actual results to differ materially from such statements. Such factors include, but are not limited to, the general business environment, interest rate fluctuations that may affect operating margins, the California real estate market, branch openings, regulatory actions, and competitive conditions in the business and geographic areas in which the Company conducts business. In addition, these forward-looking statements are subject to assumptions as to future business strategies and decisions that are subject to change. The Company makes no guarantees or promises regarding future results and assumes no responsibility to update such forward-looking statements, except to the extent that it is required to do so under applicable law.

Consolidated Balance Sheets

At June 30, 2008, FirstFed Financial Corp. ("Company"), the holding company for First Federal Bank of California and its subsidiaries ("Bank"), had consolidated stockholders’ equity of $550.9 million compared to $654.5 million at December 31, 2007 and $724.3 million at June 30, 2007. Stockholders’ equity decreased from December 31, 2007 to June 30, 2008 due to a $105.3 million loss recorded during the first six months of 2008. Stockholders’ equity decreased from June 30, 2007 to December 31, 2007 due primarily to stock repurchases, which totaled $105.7 million during the last six months of 2007. Total assets decreased to $7.2 billion at June 30, 2008 from $7.7 billion at June 30, 2007 due to decreased loan originations and continued loan payoffs. The slight decrease from $7.2 billion at December 31, 2007 was due primarily to an increase in the allowance for loan losses.

The loss during the second quarter of 2008 was due primarily to the provision for loan losses relating to the Bank’s single family loan portfolio. The provision was necessary due to the level of charge-offs recorded in the second quarter and increases in non-performing assets. During the second quarter of 2008, the Bank was successful in modifying loan terms for borrowers with aggregate loan balances of approximately $226.4 million that were close to their payment reset date. During the first six months of 2008, the Bank modified loans of approximately $348.1 million.

Non-performing assets as a percentage of total assets increased to 8.20% at June 30, 2008 compared to 2.79% at December 31, 2007 and 0.85% at June 30, 2007. Recently published reports indicate that most financial institutions that have originated single family loans over the past few years have experienced increased loan defaults and foreclosures. The increase in loan defaults and foreclosures is due to: (1) the inability of borrowers to afford their loan payments after recast, (2) the inability of borrowers to sell their homes in the current real estate market, (3) the inability of borrowers to refinance their loans due to tighter credit, more stringent underwriting standards by mortgage lenders and home values which may be less than the mortgage indebtedness. Foreclosed properties have significantly added to the inventory of homes for sale as well as the time required to sell a single family home in California.

In a press release dated July 25, 2008, the California Association of Realtors (“CAR”) reported that the median price of an existing home in the State of California fell 37.7% compared with the same period one year ago. However, due to increased affordability as a result of recent price declines, the rate of home sales has actually started to increase over the last two months. According to CAR, “With lower prices and favorable interest rates, affordability also has improved significantly in recent months, paving the way for many buyers to purchase their first home.” CAR further reported that statewide home resale activity increased 17.5% from the pace recorded in 2007 and their June 2008 Unsold Inventory Index (the number of months needed to sell the existing inventory of homes for sale at the current sales rate) was 7.7 months, compared with 10.2 months for the same period of 2007.

However, most economists agree that the real estate market will remain weak through 2008 and possibly into 2009.

Due to the current weakness in the California real estate market, the Bank’s single family non-accrual loans (loans greater than 90 days delinquent or in foreclosure) increased to $491.7 million as of June 30, 2008 from $393.6 million at March 31, 2008 and $179.7 million as of December 31, 2007. Non-accrual loans were $53.3 million as of June 30, 2007. However, the rate of increase in the Bank’s non-performing loans has slowed in recent months. After having reached $273.3 million as of March 31, 2008, single family loans delinquent less than 90 days decreased to $207.7 million as of June 30, 2008. In comparison, single family loans delinquent less than 90 days were $236.7 million as of December 31, 2007 and $35.2 million as of June 30, 2007.

A contributing factor to the increase in foreclosures is the high volume of adjustable rate loans originated by mortgage lenders over the last few years that give borrowers the option of making less than a fully amortizing loan payment for initial periods ranging from one to five years. Borrowers who choose to make less than the fully amortizing loan payment experience high levels of negative amortization, which causes a large payment increase at the end of the initial period. Defaults may occur because, very often, the minimum required payment significantly increases when the payment adjusts to an amount that will fully amortize the loan. While the Bank did not originate sub prime loans, we did originate adjustable rate loans with lower payment options that allowed for negative amortization.

Because substantially all of our loans are collateralized by properties located in California, the Company continuously monitors the California real estate market and the sufficiency of the collateral supporting our real estate loan portfolio. The Company considers several factors when evaluating the underlying collateral of the real estate loan portfolio, including the property location, the date of loan origination, the original loan-to-value ratio and the current loan-to-value ratio.

Lending Activities

The following table shows the components of our loan portfolio (including loans held for sale) by type at the dates indicated:

	June 30, 2008	December 31, 2007	June 30, 2007
	(Dollars in thousands)
REAL ESTATE LOANS:
First trust deed residential loans
One-to-four units	$4,495,508	$4,652,876	$5,151,530
Five or more units	1,787,336	1,709,815	1,649,551
Residential loans	6,282,844	6,362,691	6,801,081

OTHER REAL ESTATE LOANS:
Commercial and industrial	148,998	159,052	162,799
Second trust deeds	2,021	2,159	2,965
Other	4,226	4,242	4,270
Real estate loans	6,438,089	6,528,144	6,971,115

NON-REAL ESTATE LOANS:
Deposit accounts	1,364	2,061	1,123
Commercial business loans	86,927	75,848	78,949
Consumer loans	33,230	33,136	37,799
Loans receivable	6,559,610	6,639,189	7,088,986

LESS:
General valuation allowances	226,877	127,503	114,894
Valuation allowances for impaired loans	32,818	555	—
Deferred loan origination costs, net	876	(7,083)	(20,334)
Net loans receivable	$6,299,039	$6,518,214	$6,994,426

Loan originations increased by 77% during the first six months of 2008 compared to the first six months of 2007 due to higher originations of both single family and multi-family real estate loans. However, the balance of single family loans decreased by $157.4 million during the first six months of the year because loan originations were offset by $228.9 million in loans transferred to real estate owned. Current loan originations are fully-documented, within our credit standards and contain no negative amortization provisions. Originations of multi-family mortgage loans increased due to the popularity of the Bank’s standard income property lending programs. Also, unlike the single family loans, the Bank's multi-family loans have shown no sign of weakness. Therefore, the Bank grew multi-family and commercial mortgage loans to 41% of total loan originations during the first six months of 2008 from 17% of total loan originations during the first six months of 2007.

The following table summarizes total loan funding by type:

	Six months ended June 30,
	2008	2007
	(Dollars in thousands)
Single family real estate	$431,714	$351,405
Single family loans purchased	5,935	—
Multi-family and commercial real estate	314,744	76,947
Other	24,562	11,533
Total	$776,955	$439,885

From time-to-time the Bank originates loans for other mortgage lenders. These loans are not funded by the Bank, but are brokered to another mortgage lender for a fee. Loan originations funded by other mortgage lenders totaled only $3.9 million during the first six months of 2008 compared to $78.6 million for the first six months of 2007. The fees received on brokered loans totaled $61 thousand during the first six months of 2008 compared to $750 thousand for the same period in 2007. Brokered loans decreased due to the Bank’s focus on originating loans for its own portfolio.

The following table summarizes single family loan funding by borrower documentation type for the periods indicated:

	Six months ended June 30,
	2008	2007
	(Dollars in thousands)
Verified Income/Verified Asset	$426,345	$57,097
Stated Income/Verified Asset	5,369	178,803
Stated Income/Stated Asset	—	59,897
No Income/No Asset	—	55,608
Total	$431,714	$351,405

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

The Bank stopped originating NINA and SISA loans in 2007 and ceased originating SIVA loans in February 2008. All multi-family loans and other real estate loans have consistently required complete and customary documentation from the borrowers.

The creditworthiness of the borrower is based on the borrower’s credit score (“FICO”), prior use and repayment of credit, job history and stability. The average borrower FICO score and average loan-to-value ratio on single family loan originations were 755 and 67.5%, respectively, for the first six months of 2008, compared to 719 and 70.0% for the first six months of 2007.

At June 30, 2008, 79.7% of our loan portfolio was invested in adjustable rate products. Loans with interest rates that adjust monthly based on the Federal Home Loan Bank (“FHLB”).Eleventh District Cost of Funds Index (“COFI”) comprised 31.5% of the loan portfolio. Loans with interest rates that adjust monthly based on the 3-Month Certificate of Deposit Index (“CODI”) comprised 31.4% of the loan portfolio. Loans with interest rates that adjust monthly based on the 12-month average U.S. Treasury Security rate (“12MAT”) comprised 14.7% of the loan portfolio. Loans with interest rates that adjust monthly based on the London Inter-Bank Offering Rate (“LIBOR”) and other indices comprised 2.1% of the loan portfolio.

The following table summarizes total loan funding by type of index for the periods indicated:

	Six months ended June 30,
	2008	2007
	(Dollars in thousands)
CODI	$—	$4,275
12MAT	5,701	62,479
COFI	38,346	131,296
Other	30,497	18,774
Hybrid and Fixed	702,411	223,061
Total	$776,955	$439,885

Only 10% of loan originations were in adjustable rate products during the first six months of 2008 compared to 49% of originations during the first six months of 2007.

The following table shows the composition of our single family loan portfolio by borrower documentation type at the dates indicated:

Documentation Type:	June 30, 2008	December 31, 2007	June 30, 2007
		(Dollars in thousands)

Verified Income/Verified Asset	$1,460,341	$1,135,358	$1,094,518
Stated Income/Verified Asset	1,275,025	1,468,686	1,676,326
Stated Income/Stated Asset	1,314,207	1,506,627	1,770,105
No Income/No Asset	445,935	542,205	610,581
Total	$4,495,508	$4,652,876	$5,151,530

While the Bank originated reduced documentation loans in the past, we attempted to mitigate the inherent risk of making these loans by evaluating the other characteristics of the loan, such as the creditworthiness of the borrower and the loan-to-value ratio (“LTV”) based on the collateral’s appraised value at the origination date. The underwriting of these loans was based on the borrower’s credit score and credit history, intended occupancy, reasonableness of stated income and the value of the collateral.

The following table shows the composition of our single family loan portfolio by borrower documentation type at the dates indicated with weighted average LTV Ratio and FICO Score at origination. Due to changes in the real estate market and in borrower creditworthiness, the average LTV and FICO score at origination are subject to change.

	June 30, 2008		December 31, 2007		June 30, 2007
	LTV Ratio	FICO Score	LTV Ratio	FICO Score	LTV Ratio	FICO Score
Verified Income/Verified Asset	71.9%	690	73.3%	709	73.7%	705
Stated Income/Verified Asset	74.1	713	74.0	715	73.9	715
Stated Income/Stated Asset	75.0	712	74.6	714	74.1	715
No Income/No Asset	71.1	726	70.8	728	70.4	729
Total Weighted Average	73.3%	706	73.6%	715	73.5%	714

The following table shows the composition of our single family loan portfolio at the dates indicated by the
FICO score of the borrower at origination:

FICO Score at Origination:	June 30, 2008	December 31, 2007	June 30, 2007
	(Dollars In thousands)
<620	$26,411	$27,667	$31,037
620-659	378,378	431,307	483,340
660-719	2,042,924	2,162,687	2,390,860
>720	1,989,698	1,982,220	2,201,498
Not Available	58,097	48,995	44,795
Total	$4,495,508	$4,652,876	$5,151,530

The following table shows the composition of our single family loan portfolio at the dates indicated by original loan-to-value ratio:

Original LTV Ratio:	June 30, 2008	December 31, 2007	June 30, 2007
	(Dollars in thousands)
<65%	$816,910	$817,580	$930,601
65-70%	512,392	505,320	559,165
70-75%	608,860	593,386	638,813
75-80%	2,236,273	2,348,772	2,581,858
80-85%	63,043	73,564	82,049
85-90%	210,132	262,719	303,047
>90%	47,898	51,535	55,997
Total	$4,495,508	$4,652,876	$5,151,530

The following table shows the composition of our single family loan portfolio at June 30, 2008 by estimated current LTV ratio:

Current LTV Ratio Price Adjusted (1):	Loan Balance	% of Portfolio	Average Current LTV Ratio
	(Dollars in thousands)
<70%	$1,163,215	25.9%	51.8%
70-80%	894,098	19.9	75.5
80-90%	1,076,694	24.0	85.0
90-100%	963,230	21.4	95.0
100-110%	277,624	6.2	103.9
110-120%	61,959	1.3	114.6
Not in MSAs	58,688	1.3	N/A
Total	$4,495,508	100.0%	78.1%

(1)  The current estimated loan to value ratio is based on Office of Federal Housing Enterprise Oversight (“OFHEO”) March 2008 data. The OFHEO housing price index provides a broad measure of the housing price movements by Metropolitan Statistical Area (MSA). In evaluating the potential for loan losses within the bank’s portfolio, the Bank considers both the fact that OFHEO data cannot reflect price movements for the most recent three months, and that individual areas within an MSA will perform worse than the average for the larger area. The Bank therefore also looks at sales data that is available by zip code, as well as the Bank’s experience with marketing foreclosed properties in estimating the loan loss allowance that is required.

The Bank generally requires that borrowers obtain private mortgage insurance on loans in excess of 80% of the appraised property value. Prior to April 2006, on certain loans originated for the portfolio, the Bank charged premium rates and/or fees in exchange for waiving the insurance requirement. Management believes that the additional rates and fees that the Bank received for these loans compensated for the additional risk associated with this type of loan. In certain of these cases when the Bank waived the insurance requirement, the Bank purchased private mortgage insurance with its own funds. At June 30, 2008, 71% of loans with mortgage insurance were insured by the Republic Mortgage Insurance Company (RMIC), and 27% were insured by the Mortgage Guaranty Insurance Corporation (MGIC). Under certain mortgage insurance programs, the Bank continues to act as co-insurer and participate with the insurer in absorbing any future loss.

As of June 30, 2008, December 31, 2007 and June 30, 2007, loans with co-insurance totaled $167.5 million, $212.0 million, and $225.5 million, respectively. Loans with initial loan-to-value ratios greater than 80% with no private mortgage insurance totaled $153.9 million at June 30, 2008, $175.9 million at December 31, 2007, and $215.6 million at June 30, 2007.

The following table shows the composition of our single family loan portfolio by geographic distribution at the date indicated:

	June 30,		December 31,		June 30,
	2008		2007		2007
			(Dollars in thousands)
Los Angeles County	$1,185,376	26.4%	$1,148,942	24.7%	$1,228,812	23.8%
Bay Area	756,335	16.8	775,303	16.7	884,443	17.2
Central California Coast	584,317	13.0	592,547	12.7	672,711	13.0
San Diego Area	501,929	11.2	558,452	12.0	610,765	11.9
Orange County	444,080	9.9	428,667	9.2	475,324	9.2
San Bernardino/ Riverside	336,630	7.5	374,303	8.1	426,772	8.3
San Joaquin Valley	259,053	5.8	298,788	6.4	329,712	6.4
Sacramento Valley	242,384	5.4	275,313	5.9	302,458	5.9
Other	185,404	4.0	200,561	4.3	220,533	4.3
Total	$4,495,508	100.0%	$4,652,876	100.0%	$5,151,530	100.0%

The following table shows the composition of our single family loan portfolio by year of origination as of June 30, 2008 (dollars in thousands):

2003 and Prior	$346,289	7.7%
2004	630,690	14.0
2005	1,748,128	38.9
2006	984,204	21.9
2007	357,479	8.0
2008	428,718	9.5
Total	$4,495,508	100.0%

Substantially all adjustable single family loans in the Bank’s loan portfolio allow for negative amortization when a scheduled monthly payment is not sufficient to pay the monthly interest accruing on the loan. Adjustable loans comprised 83.8% of the single family loan portfolio as of June 30, 2008. Negative amortization, which results when interest earned by the Bank is added to borrowers’ loan balances, was $302.3 million at June 30, 2008, $301.7 million at December 31, 2007 and $267.5 million at June 30, 2007. Negative amortization as a percentage of single family loans that have negative amortization in the Bank’s loan portfolio was 8.89% at June 30, 2008 compared to 7.68% at December 31, 2007 and 5.19% at June 30, 2007. Negative amortization increased by $586 thousand during the first six months of 2008 compared to an increase of $51.7 million during the first six months of 2007. Negative amortization is increasing at a slower rate due to loan payoffs, loan foreclosures, declines in the underlying indices on adjustable rate loans, and payment increases required under the terms of our adjustable rate loan notes. During the first six months of 2008, hybrid loans with initial fixed interest rates comprised 90.4% of originations compared to 50.7% of origination during the same period in the prior year.

The portfolio of single family loans with a one-year fixed payment period totaled $2.8 billion at June 30, 2008, compared to $3.2 billion at December 31, 2007 and $3.6 billion at June 30, 2007. The portfolio of single family loans with a three-to-five year fixed payment period totaled $901.3 million at June 30, 2008 compared to $1.1 billion at December 31, 2007 and $1.3 billion at June 30, 2007.

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

The “recast” of adjustable loans to a higher payment amount appears to have been a substantial factor in the higher delinquency levels experienced by the Bank during 2007 and the first six months of 2008 because many borrowers appear to be unable to afford the higher payments. The percentage increase in the payment amount and the loan-to-value ratios are important considerations in the future collectability of the loans.

The following tables show the number and dollar amount of performing loans expected to recast by current estimated loan-to-value ratios for the periods indicated (updated for both current loan balance and current estimated market value):

	2008		2009		Thereafter
Current LTV Ratio Price Adjusted (1):	Recast Balance	Number of Loans	Recast Balance	Number of Loans	Recast Balance	Number of Loans
	(Dollars in thousands)
< 70%	$47,474	129	$210,541	527	$292,818	738
70-80%	52,077	122	146,540	324	295,094	586
80-90%	66,589	131	129,443	247	432,734	794
90-100%	76,315	156	139,506	266	403,100	760
100-110%	17,509	40	21,305	45	108,386	224
>110%	6,298	16	5,650	13	16,756	40
Grand total	$266,262	594	$652,985	1,422	$1,548,888	3,142

(1)  The current estimated loan to value ratio is based on OFHEO March 2008 data. The OFHEO housing price index provides a broad measure of the housing price movements by Metropolitan Statistical Area (MSA). In evaluating the potential for loan losses within the bank’s portfolio, the Bank considers both the fact that OFHEO data cannot reflect price movements for the most recent three months, and that individual areas within an MSA will perform worse than the average for the larger area. The Bank therefore also looks at sales data that is available by zip code, as well as the Bank’s experience with marketing foreclosed properties in estimating the loan loss allowance that is required.

The following tables show the number and dollar amount of loans expected to recast by projected payment increase for the periods indicated:

	2008		2009		Thereafter
Projected Payment Increase	Recast Balance	Number of Loans	Recast Balance	Number of Loans	Recast Balance	Number of Loans
			(Dollars in thousands)
< 50%	$15,748	40	$88,554	214	$225,851	492
50-100%	148,399	339	354,841	755	826,146	1,643
100-125%	67,593	140	150,695	345	236,748	496
125-150%	60,542	66	47,173	85	212,594	416
>150%	3,980	9	11,722	23	47,549	95
Grand total	$266,262	594	$652,985	1,422	$1,548,888	3,142

Loan Loss Allowances

Listed below is a summary of activity in the general valuation allowance and valuation allowance for impaired loans during the periods indicated.

	General Valuation Allowance	Valuation Allowances For Impaired Loans	Total
	(Dollars in thousands)
Balance at December 31, 2007	$127,503	$555	$128,058
Provision for loan losses	204,648	35,852	240,500
Charge-offs:
Single family	(109,472)	—	(109,472)
Total charge-offs	(109,472)	—	(109,472)
Recoveries	609	—	609
Net (charge-offs)/recoveries	(108,863)	—	(108,863)
Transfers	3,589	(3,589)	—
Balance at June 30, 2008	$226,877	$32,818	$259,695

	General Valuation Allowance	Valuation Allowances For Impaired Loans	Total
	(Dollars in thousands)
Balance at December 31, 2006	$109,768	$—	$109,768
Provision for loan losses	6,900	—	6,900
Charge-offs:
Single family	(1,801)	—	(1,801)
Consumer loans	(50)	—	(50)
Total charge-offs	(1,851)	—	(1,851)
Recoveries	77	—	77
Net (charge-offs)/recoveries	(1,774)	—	(1,774)
Balance at June 30, 2007	$114,894	$—	$114,894

The Bank recorded total net loan charge-offs of $80.4 million and $108.9 million for the second quarter and the first six months of 2008, respectively. This compares to net loan charge-offs of $1.1 million and $1.8 million for the second quarter and the first six months of 2007, respectively. The allowance for loan losses totaled $259.7 million or 3.96% of gross loans outstanding at June 30, 2008. This compares with $114.9 million or 1.62% at June 30, 2007.

All of the charge-offs recorded during the first six months of 2008 were for single family loans. The total valuation allowance associated with single family loans totaled $247.9 million or 5.5% of single family loans outstanding at June 30, 2008. This compares with $94.0 million or 1.83% at June 30, 2007.

Management is unable to predict future levels of loan loss provisions. Among other things, loan loss provisions are based on the level of loan charge-offs, foreclosure activity, other risks inherent in the loan portfolio, and the California economy.

Investment Securities

The mortgage-backed securities portfolio, classified as available-for-sale, was recorded at fair value as of June 30, 2008. An unrealized gain of $31 thousand, net of taxes, was reflected in stockholders’ equity as of June 30, 2008. This compares to net unrealized gains of $34 thousand at December 31, 2007. There was no unrealized gain or loss at June 30, 2007.

The investment securities portfolio, classified as available-for-sale, was recorded at fair value as of June 30, 2008. An unrealized gain of $2.1 million, net of taxes, was reflected in stockholders' equity as of June 30, 2008. This compares to a net unrealized gain of $2.0 million at December 31, 2007 and a net unrealized loss of $406 thousand at June 30, 2007.

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

The one year GAP, the difference between rate-sensitive assets and liabilities repricing within one year or less, was a negative $786.4 million or 11.01% of total assets at June 30, 2008. In comparison, the one year GAP was a positive $119.3 million or 1.65% of total assets at December 31, 2007 and a positive $465.5 million or 6.07% of total assets at June 30, 2007. The change from a positive GAP at the end of the year to a negative GAP at June 30, 2008 was due to the fact that we increased our originations of loans with fixed interest rates for five years. These originations were partially matched with longer term FHLB advances. Generally, a negative GAP benefits a company during periods of decreasing interest rates (because liabilities reprice faster than assets). The reverse is true during periods of increasing interest rates.

Capital

Quantitative measures established by regulations to ensure capital adequacy require the Company to maintain minimum amounts and percentages of total capital to assets. The Company meets the standards necessary to be deemed “well–capitalized” under the applicable regulatory requirements.

The following table summarizes our actual capital and required capital at June 30, 2008:

	Tangible Capital	Core Capital	Tier 1 Risk-based Capital	Risk-based Capital
	(Dollars in thousands)
Actual Capital:
Amount	$677,003	$677,003	$677,003	$730,818
Ratio	9.45%	9.45%	16.52%	17.83%
FDICIA minimum required capital:
Amount	$107,405	$286,413	$—	$327,943
Ratio	1.50%	4.00%	—	8.00%
FDICIA “well-capitalized” required capital:
Amount	$—	$358,017	$245,958	$409,929
Ratio	—	5.00%	6.00%	10.00%

During 2007, the Company repurchased 3,140,934 shares at an average price of $48.48 per share. The Company did not repurchase any shares during the first six months of 2008. The shares eligible for repurchase remained at 1,181,145 shares as of June 30, 2008. Any share repurchase would require a dividend from the Bank. A dividend from the Bank would require approval from the Office of Thrift Supervision (OTS).

The Company had $150.0 million in unsecured fixed/floating rate senior debentures as of June 30, 2008. The first $50.0 million transaction was completed in June 2005 and is due in 2015. The debentures have a fixed rate of 5.65% for the first five years and are adjustable afterwards based on a rate of 1.55% over the three-month LIBOR. The second $50.0 million transaction was completed in December 2005 and is due in 2016. The debentures have a fixed rate of 6.23% for the first five years and are adjustable afterwards based on a rate of 1.55% over the three-month LIBOR. The third $50.0 million transaction was completed in April 2007 and is due in 2017. The debentures have a fixed rate of 6.585% for the first five years and are adjustable afterwards based on a rate of 1.60% over the three-month LIBOR. The debentures in each transaction are redeemable at par after the first five years.

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

Consolidated Statements of Operations

The Company reported a consolidated net loss of $35.5 million or $2.60 per diluted share of common stock during the second quarter of 2008, compared to consolidated net income of $29.1 million or $1.74 per diluted share of common stock during the second quarter of 2007.

The second quarter loss resulted primarily from a $90.2 million provision for loan losses due to increased delinquencies and charge-offs on single family loans and declines in the value of single family loan collateral throughout California. In comparison, the provision for loan losses was $3.1 million during the second quarter of 2007.

The Company reported a consolidated net loss of $105.3 million or $7.71 per diluted share of common stock during the first six months of 2008, compared to consolidated net income of $61.5 million or $3.66 per diluted share of common stock during the first six months of 2007.

The loss during the first six months of 2008 resulted primarily from a $240.5 million provision for loan losses due to increased delinquencies and charge-offs on single family loans and declines in the value of single family loan collateral throughout California. In comparison, the provision for loan losses was $6.9 million during the first six months of 2007. Also, net interest income decreased 35% during the first six months of 2008 compared to the first six months of 2007.

Net Interest Income

Net interest income decreased by $25.0 million or 36% to $44.7 million for the second quarter of 2008 from $69.7 million for the second quarter of 2007 due to a 13% decrease in average interest-earning assets during the second quarter of 2008 compared to the second quarter of 2007. The interest rate spread decreased by 71 basis points to 2.45% during the second quarter of 2008 from 3.16% during the second quarter of 2007 due to an increase in non-accrual loans which lessened the loan yield by 115 basis points during the second quarter of 2008. Also, early payoff fees and late charges on loans, which are calculated as part of the loan yield, decreased to $1.4 million for the second quarter of 2008 from $6.1 million during the second quarter of 2007. An increasing number of our loans have surpassed the period for which there is a prepayment penalty.

Net interest income decreased by 35% to $94.0 million for the six months of 2008 from $144.9 million for the first six months of 2007 due to an 18% decrease in average interest-earning assets during the first six months of 2008 compared to the first six months of 2007. The interest rate spread decreased by 51 basis points during the first six months of 2008 from 3.08% during the first six months of 2007. The decrease was caused by an increase in non-accrual loans which lessened the loan yield by 92 basis points during the first six months of 2008. Also, early payoff fees and late charges on loans, which are calculated as part of the loan yield, decreased to $2.9 million for the first six months of 2008 from $12.9 million during the first six months of 2007. An increasing number of our loans have surpassed the period for which there is a prepayment penalty.

The following table sets forth: (i) the average daily dollar amounts of and average yields earned on loans and investment securities, (ii) the average daily dollar amounts of and average rates paid on savings deposits and borrowings, (iii) the average daily dollar differences, (iv) the interest rate spreads, and (v) the effective net spreads for the periods indicated:

	Six Months Ended June 30,
	2008	2007
	(Dollars in thousands)
Average loans (1)	$6,317,025	$7,806,242
Average investment securities	491,355	487,832
Average interest-earning assets	6,808,380	8,294,074
Average savings deposits	4,059,543	5,201,614
Average borrowings	2,405,607	2,436,988
Average interest-bearing liabilities	6,465,150	7,638,602
Excess of interest-earning assets over interest-bearing liabilities	$343,230	$655,472

Yields earned on average interest-earning assets	6.38%	7.84%
Rates paid on average interest-bearing liabilities	3.81	4.76
Interest rate spread	2.57	3.08
Effective net spread (2)	2.76	3.49

Interest on loans	$204,666	$311,833
Interest and dividends on investments	12,514	13,320
Total interest income	217,180	325,153
Interest on deposits	73,458	115,118
Interest on borrowings	49,677	65,125
Total interest expense	123,135	180,243
Net interest income	$94,045	$144,910

(1)  Non-accrual loans are included in the average dollar amount of loans outstanding; however, there was no income included for the period in which loans were on non-accrual status.

(2)  The effective net spread is a fraction, the numerator of which is net interest income and the denominator of which is the average amount of interest-earning assets.

Non-Interest Income and Expense

Non-interest income increased to $9.6 million during the second quarter of 2008 from $4.3 million during the second quarter of 2007. The increase was primarily due to gains on the sale of foreclosed real estate, additional loan income recognized upon the reversal of a $2.5 million reserve on spread accounts receivable and higher income from investment services. These increases were offset by lower gains on the sale of loans due to unfavorable secondary market conditions.

Non-interest income increased to $12.6 million during the first six months of 2008 from $10.2 million during the second quarter of 2007. The increase during the first six months was also due to gains on the sale of foreclosed real estate, additional loan income resulting from the reversal of the reserve on accounts receivable and higher income from investment services, offset by lower gains on the sale of loans.

Net gain (loss) on real estate owned is comprised of the following items for the periods indicated:

	Three months ended June 30,
	2008	2007
	(Dollars in thousands)
Gain on sale of REO	$7,359	$101
Loss on sale of REO	(234)	(180)
Write downs on REO	(3,754)	(24)
	$3,371	$(103)

	Six months ended June 30,
	2008	2007
	(Dollars in thousands)
Gain on sale of REO	$10,007	$101
Loss on sale of REO	(302)	(181)
Write downs on REO	(6,518)	(109)
	$3,187	$(189)

Non-interest expense increased to $25.1 million for the second quarter of 2008 from $20.9 million for the second quarter of 2007. The increase was primarily due to higher expenses on foreclosed assets which increased to $3.1 million during the second quarter of 2008 from $369 thousand during the second quarter of 2007. Also, expenses increased due to higher loan incentive costs and higher FDIC insurance premiums.  The ratio of non-interest expense to average total assets increased to 1.41% during the second quarter of 2008 from 1.03% during the second quarter of 2007 due to the increased expenses mentioned above and a decrease in average total assets compared to the second quarter of 2007.

Non-interest expense increased to $47.2 million for the first six months of 2008 from $41.8 million for the first six months of 2007. The increase was primarily due to occupancy costs associated with newly opened branches and a $1.1 million write off of lease-related expenses associated with the early abandonment of our former corporate headquarters during the first quarter of 2008. Also, foreclosed asset expense increased to $4.4 million during the first six months of 2008 from $555 thousand during the first six months of 2007. The ratio of non-interest expense to average total assets increased to 1.32% during the first six months of 2008 from 0.98% during the first six months of 2007 due to the increased expenses mentioned above and a decrease in average total assets compared to the first six months of 2007.

Non-accrual, Past Due, Modified and Restructured Loans

The Bank establishes allowances for delinquent interest equal to the amount of accrued interest on all loans 90 days or more past due or in foreclosure. This practice effectively places such loans on non-accrual status for financial reporting purposes. Loans requiring delinquent interest allowances (non-accrual loans) totaled $491.7 million at June 30, 2008, compared to $180.4 million at December 31, 2007 and $53.3 million at June 30, 2007. Delinquent interest allowances for loans in foreclosure and delinquent greater than 90 days increased to $24.6 million at June 30, 2008 compared to $7.8 million at December 31, 2007 and $2.3 million at June 30, 2007.

Many loans became delinquent because borrowers chose to make less than a fully amortizing payment on “payment option” adjustable rate mortgages. This caused the loans to experience very large amounts of negative amortization which in turn contributed to a large payment adjustment at the end of the initial term. Also, if the negative amortization became so large that it caused the loan to reach its lifetime negative amortization cap, the loan was required to be re-amortized over its remaining loan term before the end of its initial term. As a result, many borrowers found their adjusted loan payments difficult to afford because their adjusted payments may have been significantly higher than their initial loan payment. Further, due to the weak single family real estate market and the tighter credit standards required by mortgage lenders, many borrowers found that they could not sell or refinance their home to remedy their situation.

The rate of increase in the Bank’s non-performing loans has slowed in recent months. After having reached $273.3 million as of March 31, 2008, single family loans delinquent less than 90 days decreased to $207.7 million as of June 30, 2008. In comparison, single family loans delinquent less than 90 days were $236.7 million as of December 31, 2007 and $35.2 million as of June 30, 2007.

The Bank has a program to reach out to borrowers faced with loan recasts to encourage them to modify their loans before the recast date. At June 30, 2008, 708 loans with principal balances totaling $348.1 million had been modified. Of these modified loans, 681 loans with principal balances totaling $335.0 million are considered troubled debt restructurings (“TDRs”) and are included in impaired loans. Valuation allowances on these loans totaled $32.8 million. Another $13.2 million in loans were modified as of June 30, 2008 but were not considered TDRs, and therefore had no valuation allowances. Modified loans are not considered TDRs when the loan terms are consistent with the Bank’s current product offerings and the borrowers meet the Bank’s current underwriting standards with regard to FICO score, debt-to-income ratio and loan-to-value ratio. At June 30, 2007, the Bank had no modified loans outstanding.

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

The following is a summary of impaired loans, net of valuation allowances for impairment, at the dates indicated:

	June 30, 2008	December 31, 2007	June 30, 2007
	(Dollars in thousands)
Restructured loans	$308,700	$1,799	$—
Non-accrual loans	29,910	20,112	11,489
Other impaired loans	744	1,625	3,997
	$339,354	$23,536	$15,486

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

The following is a summary of information pertaining to impaired loans at the dates indicated:

	June 30, 2008	December 31, 2007	June 30, 2007
	(Dollars in thousands)
Impaired loans without valuation allowances	$12,941	$16,606	$15,486
Impaired loans with valuation allowances	359,231	7,485	—
Valuation allowances related to impaired loans	(32,818)	(555)	—

	Six months ended
	June 30, 2008	June 30, 2007
	(Dollars in thousands)
Average investment in impaired loans	$260,386	$11,431
Interest recognized on impaired loans using the accrual basis of income recognition	1,952	83
Interest recognized on impaired loans using the cash basis of income recognition	1,954	82

Asset Quality

The following table sets forth certain asset quality ratios at the dates indicated:

	June 30, 2008	December 31, 2007	June 30, 2007
Non-performing loans to gross loans receivable (1)	7.50%	2.72%	0.75%
Non-performing assets to total assets (2)	8.20%	2.79%	0.85%
Loan loss allowances to non-performing loans (3)	53%	71%	215%
Loan loss allowances to gross loans receivable	3.96%	1.93%	1.62%

(1)   Loans receivable are before deducting unrealized loan fees (costs), general valuation allowance and valuation allowances for impaired loans.
(2)   Non-performing assets are net of valuation allowances related to those assets and include both loans and real estate acquired by foreclosure.
(3)  Loan loss allowances include the general valuation allowance and valuation allowances for impaired loans.

Non-performing Assets

The Bank defines non-performing assets as non-accrual loans (loans delinquent over 90 days or in foreclosure) and real estate acquired by foreclosure (REO). The following is an analysis of non-performing assets at the dates indicated:

	June 30, 2008	December 31, 2007	June 30, 2007
	(Dollars in thousands)
Non-accrual loans :
Single family	$491,693	$179,679	$53,330
Other	19	734	14
Total non-accrual loans	491,712	180,413	53,344
Real estate owned	96,665	21,090	11,774
Total non-performing assets	$588,377	$201,503	$65,118

The Bank has experienced an increase in non-performing assets primarily due to defaults on single family loans. Single family real estate owned and non-accrual loans have continued to increase during the first six months due to the downturn in the California real estate market and higher payment requirements on adjustable rate loans that reached their maximum allowed negative amortization. Because real estate prices in California have decreased substantially over the past few quarters, delinquent borrowers are no longer able to sell their homes for sufficient amounts to repay their mortgages. Also, some borrowers have taken out second trust deeds with other lenders since their loan was originated. This makes it more likely that the total encumbrances on their property will exceed its value.

Single family loan delinquencies are likely to continue during the rest of 2008 and 2009. The Bank forecasts that another 594 loans with principal balances totaling $266.3 million will recast during the remainder of 2008 and that another 1,422 loans with principal balances totaling $653.0 million will recast during 2009.

The following table shows activity in real estate owned during the periods indicated:

	Six months ended
	June 30, 2008	June 30,2007
	(Dollars in thousands)
Beginning Balance	$21,090	$1,094
Acquisitions	131,488	15,212
Write-downs	(6,518)	(109)
Sales of REO	(49,395)	(4,423)
Ending Balance	$96,665	$11,774

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

Total retail and commercial deposits at branch offices decreased by $45.6 million during the second quarter of 2008, but increased by $60.6 million during the first six months of 2008. This brought total retail and commercial deposits to 83% of deposits at June 30, 2008 compared to 63% at June 30, 2007. The Bank is actively seeking to expand its retail sources of deposits through the establishment of additional branch offices. Two new retail branch offices were opened during the second quarter of 2008 in addition to the one branch opened during the first quarter of 2008. Three additional retail branches are scheduled to open later in 2008. The Bank is continuing to evaluate these and other potential branch sites in the Southern California area. However, there can be no assurance that any of these evaluations will result in the establishment of additional branch offices.

Telemarketing deposits decreased by $50.7 million and $39.1 million during the second quarter and the first six months of 2008. These are normally large deposits from pension plans, managed trusts and other financial institutions. The level of these deposits fluctuates based on the attractiveness of our rates compared to returns available to investors on alternative investments. Telemarketing deposits comprised 3% of total deposits at both June 30, 2008 and June 30, 2007.

The Bank also accepts internet deposits by posting our rates on internet rate boards. Internet deposits decreased by $7.6 million and $3.9 million during the second quarter and the first six months of 2008. Internet deposits comprised 1% of total deposits at both June 30, 2008 and June 30, 2007.

Brokered deposits decreased by $94.1 million and $323.5 million during the second quarter and the first six months of 2008 because FHLB advances were generally the lowest cost source of funds during the first six months of 2008. As a result, brokered deposits decreased to 13% of total deposits at June 30, 2008 from 33% at June 30, 2007. The Bank may solicit brokered funds without special regulatory approval because the Bank has sufficient capital to be deemed “well-capitalized” under the standards established by the OTS.

Total borrowings increased by $324.0 million during the second quarter of 2008 due to an increase in FHLB advances. Total borrowings increased by $365.0 million during the first six months of 2008 due to $250.0 million in additional borrowings under reverse repurchase agreements from the FHLB and a net increase of $115.0 million in FHLB advances.

Internal sources of funds include amortized principal payments that can vary based upon the borrower’s option to adjust their loan payment amounts, as well as prepayments. The level of prepayment activity fluctuates based upon the availability of loans with lower interest rates and lower monthly payments. Loan prepayments and principal reductions totaled $299.7 million and $619.8 million during the second quarter and the first six months of 2008, compared to $806.0 million and $1.6 billion during the second quarter and the first six months of 2007. Proceeds from the sale of loans to other financial institutions are another internal source of funds. However, the Bank sold only one loan during the second quarter and two loans during the first six months of 2008, due to the unfavorable secondary market conditions that started in the second quarter of 2007. Since that time, the Bank has been focusing on originating loans for its own portfolio.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

See “Management’s Discussion and Analysis of Consolidated Balance Sheets and Consolidated Statements of Income- Asset/Liability Management” on page 25 hereof for Quantitative and Qualitative Disclosures about market risk.

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

PART II – OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Securities Holders

On April 30, 2008, the Company held its Annual Meeting of Stockholders for the purpose of voting on two proposals. The following are matters voted on at the meeting and the votes cast for, against or withheld, and abstentions as to each such matter. There were no broker non-votes as to these matters.

1)	Election of Directors.
		For	Withhold
	Brian E. Argrett	12,185,586	162,101
	William G. Ouchi	11,985,691	361,996
	William P. Rutledge	12,178,857	168,830

2)	Ratification of Grant Thornton LLP as the Company’s independent public auditors for 2008.

	For	12,285,274
	Against	54,389
	Abstain	8,024

Item 6.                       Exhibits

(3i))          Restated Certificate of Incorporation filed as Exhibit 3.1 to Form 10-K for the fiscal year ended December 31, 1999 and incorporated by reference.
(3(ii))        Amended and Restated Bylaws filed as Exhibit 3(ii) to Form 8-K filed June 27, 2008 and incorporated by reference.
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
(10.3)       1997 Non-employee Directors Stock Incentive Plan file as Exhibit 1 to Form S-8 date August 12, 1997 and Amendment file as Exhibit 10.5 to Form 10-Q for the Quarter ended June 30, 2001, and incorporated by reference.
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

                                                                                                                                                    FIRSTFED FINANCIAL CORP.
                                                                                                                                                    Registrant

Date:  August 11, 2008                                                                                                            By: /s/ Douglas J. Goddard
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

Dated this 11th day of August, 2008

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

Dated this 11th day of August, 2008

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
                                                                                                                                                         Chief Financial Officer

EXHIBIT 32.1

CEO CERTIFICATION

The undersigned, as Chief Executive Officer hereby certifies, to the best of her knowledge and belief, that:

  (1) the Form 10-Q of FirstFed Financial Corp. (the "Company") for the quarterly period ended June 30, 2008 (the "Report ") accompanying this certification fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

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

Date: August 11, 2008
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

EXHIBIT 32.2

CFO CERTIFICATION

The undersigned, as Chief Financial Officer hereby certifies, to the best of his knowledge and belief, that:

  (1) the Form 10-Q of FirstFed Financial Corp. (the "Company") for the quarterly period ended June 30, 2008 (the "Report ") accompanying this certification fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

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

Date: August 11, 2008
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