Form 10-Q
period 2008-09-30
FIRSTFED FINANCIAL CORP
filed 2008-11-10
CIK 810536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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

Yes    *            No    ☑

As of November 1, 2008, 13,684,553 shares of the Registrant's $0.01 par value common stock were outstanding.

FirstFed Financial Corp.
Index
Report on Form 10-Q
For the Quarterly Period Ended September 30, 2008

			Page
Part I.	Financial Information

	Item 1.	Financial Statements

		Consolidated Balance Sheets as of September 30, 2008, December 31, 2007 and September 30, 2007	3

		Consolidated Statements of Operations for the three and nine months ended September 30, 2008 and 2007	4

		Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 and 2007	5

		Notes to Consolidated Financial Statements	6

	Item 2.	Management’s Discussion and Analysis of Consolidated Balance Sheets and Consolidated Statements of Operations	17

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34

	Item 4.	Controls and Procedures	34

Part II.	Other Information (omitted items are inapplicable)

	Item 6.	Exhibits	35

Signatures			36

Exhibits
	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	37

	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	38

	32.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	39

	32.2	Certification of Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	40

PART I - FINANCIAL STATEMENTS

Item 1. Financial Statements

FirstFed Financial Corp. and Subsidiary
Consolidated Balance Sheets
(Dollars in thousands, except share data)
(Unaudited)
	September 30, 2008	December 31, 2007	September 30, 2007
ASSETS
Cash and cash equivalents	$62,661	$53,974	$114,557
Investment securities, available-for-sale (at fair value)	329,042	316,788	327,351
Mortgage-backed securities, available-for-sale (at fair value)	41,510	46,435	47,923
Loans receivable, held for sale (fair value $0, $0 and $218)	—	—	218
Loans receivable, net of allowances for loan losses of $264,092, $128,058 and $116,224	6,395,706	6,518,214	6,632,392
Accrued interest and dividends receivable	32,260	45,492	45,120
Real estate owned, net (REO)	132,957	21,090	18,728
Office properties and equipment, net	21,140	17,785	16,295
Investment in Federal Home Loan Bank (FHLB) stock, at cost	130,496	104,387	76,751
Other assets	209,524	98,816	88,761
	$7,355,296	$7,222,981	$7,368,096

LIABILITIES
Deposits	$4,328,850	$4,156,692	$4,466,519
FHLB advances	2,313,000	2,084,000	1,501,000
Securities sold under agreements to repurchase	—	120,000	520,000
Senior debentures	150,000	150,000	150,000
Accrued expenses and other liabilities	64,250	57,790	87,745
	6,856,100	6,568,482	6,725,264

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, par value $.01 per share; authorized 100,000,000 shares;
issued 24,002,093, 23,970,227 and 23,966,227 shares; outstanding 13,684,553, 13,640,997, and 13,636,997 shares	240	240	240
Additional paid-in capital	57,176	55,232	54,303
Retained earnings	708,532	865,411	856,993
Unreleased shares to employee stock ownership plan	(31)	(339)	(870)
Treasury stock, at cost, 10,317,540, 10,329,230, and 10,329,230 shares	(266,040)	(266,040)	(266,040)
Accumulated other comprehensive loss, net of taxes	(681)	(5)	(1,794)
	499,196	654,499	642,832
	$7,355,296	$7,222,981	$7,368,096

The accompanying notes are an integral part of these consolidated financial statements.

FirstFed Financial Corp. and Subsidiary
Consolidated Statements of Operations
(Dollars in thousands, except per share data)
(Unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Interest and dividend income:
Interest on loans	$93,141	$134,090	$297,807	$445,923
Interest on mortgage-backed securities	427	636	1,543	2,026
Interest and dividends on investments	6,356	5,687	17,754	17,617
Total interest income	99,924	140,413	317,104	465,566
Interest expense:
Interest on deposits	32,280	50,606	105,738	165,724
Interest on borrowings	21,864	27,628	71,541	92,753
Total interest expense	54,144	78,234	177,279	258,477

Net interest income	45,780	62,179	139,825	207,089
Provision for loan losses	110,300	4,500	350,800	11,400
Net interest (loss) income after provision for loan losses	(64,520)	57,679	(210,975)	195,689

Other income:
Loan servicing and other fees	149	550	3,407	2,364
Banking service fees	1,848	1,663	5,306	5,035
Gain on sale of loans	—	308	20	4,746
Net gain (loss) on real estate owned	4,170	(1,625)	7,357	(1,814)
Other operating income	2,374	610	5,098	1,369
Total other income	8,541	1,506	21,188	11,700

Non-interest expense:
Salaries and employee benefits	11,105	12,366	35,456	37,119
Occupancy	3,029	3,295	10,932	9,095
Advertising	284	194	619	636
Amortization of core deposit intangible	127	127	380	752
Federal deposit insurance	1,074	743	2,970	2,295
Data processing	559	535	1,667	1,738
OTS assessment	439	501	1,347	1,654
Legal	497	(1,269)	1,805	(83)
Real estate owned operations	4,277	369	8,541	731
Other operating expense	1,776	2,253	6,642	6,964
Total non-interest expense	23,167	19,114	70,359	60,901

(Loss) income before income taxes	(79,146)	40,071	(260,146)	146,488
Income taxes (benefit) expenses	(27,560)	17,070	(103,267)	62,032
Net (loss) income	$(51,586)	$23,001	$(156,879)	$84,456

Net (loss) income	$(51,586)	$23,001	$(156,879)	$84,456
Other comprehensive (loss) income, net of taxes (benefits)	(756)	761	(676)	50
Comprehensive (loss) income	$(52,342)	$23,762	$(157,555)	$84,506

(Loss) earnings per share:
Basic	$(3.77)	$1.58	$(11.48)	$5.32
Diluted	$(3.77)	$1.57	$(11.48)	$5.25

Weighted average shares outstanding:
Basic	13,668,576	14,536,615	13,663,059	15,865,884
Diluted	13,668,576	14,693,226	13,663,059	16,075,136

The accompanying notes are an integral part of these consolidated financial statements.

FirstFed Financial Corp. and Subsidiary
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)
	Nine months ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(156,879)	$84,456
Adjustments to reconcile net income to
Net cash provided by operating activities:
Net change in loans held for sale	—	140,642
Stock option compensation	1,551	1,584
Excess tax benefits related to stock option awards	(29)	(1,877)
Depreciation and amortization	1,901	1,906
Provision for loan losses	350,800	11,400
Amortization of fees and premiums/discounts	10,355	27,481
Decrease (increase) in interest income accrued in excess of borrower payments	12,035	(74,153)
(Loss) gain on sale of real estate owned, net	(20,529)	29
REO write down	13,172	1,785
Gain on sale of loans	(20)	(4,746)
FHLB stock dividends	(4,518)	(4,038)
Change in deferred taxes	(54,536)	(19,963)
Change in current taxes	(45,957)	853
Decrease in interest and dividends receivable	13,232	9,692
Decrease in interest payable	(7,967)	(43,364)
Amortization of core deposit intangible asset	380	752
Increase in other assets	(10,104)	(3,093)
Increase (decrease) in accrued expenses and other liabilities	14,427	(2,463)
Total adjustments	274,193	42,427
Net cash provided by operating activities	117,314	126,883

CASH FLOWS FROM INVESTING ACTIVITIES:
Loans made to customers and principal collections on loans, net	(495,091)	1,761,989
Loans purchased	(6,484)	—
Proceeds from sale of real estate	146,194	2,849
Proceeds from maturities and principal payments of investment securities, available for sale	38,597	50,043
Principal reductions on mortgage-backed securities, available for sale	4,763	8,769
Purchase of investment securities, available for sale	(51,647)	(65,019)
(Purchase) redemption of FHLB stock, net	(21,591)	46,265
Purchases of premises and equipment	(5,256)	(1,632)
Net cash (used in) provided by investing activities	(390,515)	1,803,264

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in retail and commercial deposits	(250,104)	185,793
Net increase (decrease) in brokered deposits	422,262	(1,609,155)
Net decrease in short term borrowings	(386,000)	(447,448)
Net increase in long term borrowings	495,000	50,000
Proceeds from stock options exercised	529	2,474
Purchases of treasury stock	—	(152,264)
Excess tax benefits related to stock option awards	29	1,877
Other	172	2,043
Net cash provided by (used in) financing activities	281,888	(1,966,680)
Net increase (decrease) in cash and cash equivalents	8,687	(36,533)
Cash and cash equivalents at beginning of period	53,974	151,090
Cash and cash equivalents at end of period	$$62,661	$114,557

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

2. (Loss) Earnings per Share

Basic (loss) earnings per share were computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding for the period. Additionally diluted earnings per share include the effect of stock options and non-vested restricted stock, if dilutive. (Loss) earnings per common share have been computed based on the following:

	Three months ended September 30,
	2008	2007
	(Dollars in thousands, except share data)
Net (loss) income	$(51,586)	$23,001

Average number of common shares outstanding	13,668,576	14,536,615
Effect of dilutive stock options	—	156,611
Average number of common shares outstanding used to calculate diluted (loss) earnings per common share	13,668,576	14,693,226

There was no dilutive effect during the third quarter of 2008 since the Company was in a net loss position. There were 863,197 and 390,272 anti-dilutive shares excluded from the weighted average shares outstanding calculation during the third quarter of 2008 and 2007, respectively.

	Nine months ended September 30,
	2008	2007
	(Dollars in thousands, except share data)

Net (loss) income	$(156,879)	$84,456

Average number of common shares outstanding	13,663,059	15,865,884
Effect of dilutive stock options	—	209,252
Average number of common shares outstanding used to calculate diluted (loss) earnings per common share	13,663,059	16,075,136

There was no dilutive effect during the first nine months of 2008 since the Company was in a net loss position. There were 863,197 and 245,624 anti-dilutive shares excluded from the weighted average shares outstanding calculation during the first nine months of 2008 and 2007, respectively.

3. Cash and Cash Equivalents

For purposes of reporting cash flows on the Consolidated Statements of Cash Flows, cash and cash equivalents include cash, overnight investments, and securities purchased under agreements to resell which mature within 90 days of the date of purchase.

4. Loan Loss Allowances

Listed below is a summary of activity in the general valuation allowance and the valuation allowance for impaired loans during the periods indicated.
	General Valuation Allowance	Valuation Allowances For Impaired Loans	Total
	(Dollars in thousands)
Balance at December 31, 2007:	$127,503	$555	$128,058
Provision for loan losses	306,180	44,620	350,800
Yield adjustment on troubled debt restructurings(1)	—	(2,434)	(2,434)
Charge-offs:
Single family	(207,060)	(6,523)	(213,583)
Total charge-offs	(207,060)	(6,523)	(213,583)
Recoveries	1,251	—	1,251
Net charge-offs	(205,809)	(6,523)	(212,332)
Transfers	(6,514)	6,514	—
Balance at September 30, 2008:	$221,360	$42,732	$264,092

(1) The Bank establishes an impaired loan valuation allowance for the difference between the recorded investment of the original loan at the time of modification and the expected cash flows of the modified loan (discounted at the effective interest rate of the original loan during the modification period). The difference is recorded as a provision for loan losses during the current period and subsequently amortized over the expected life of the loan as an adjustment to the loan yield or as adjustment to the loan loss provision if the loan is prepaid.

	General Valuation Allowance	Valuation Allowances For Impaired Loans	Total
	(Dollars in thousands)
Balance at December 31, 2006:	$109,768	$—	$109,768
Provision for loan losses	11,400	—	11,400
Charge-offs:
Single family	(5,008)	—	(5,008)
Commercial loans	(52)		(52)
Consumer loans	(50)	—	(50)
Total charge-offs	(5,110)	—	(5,110)
Recoveries	166	—	166
Net charge-offs	(4,944)	—	(4,944)
Balance at September 30, 2007:	$116,224	$—	$116,224

5. Impaired Loans and Troubled Debt Restructurings

The Company considers a loan impaired when management believes that it is probable that the Company will not be able to collect all amounts due under the contractual terms of the loan agreement. Estimated impairment losses are recorded as separate valuation allowances and may be subsequently adjusted based upon changes in the measurement of impairment. Impaired loans, net of valuation allowances, include non-accrual major loans (commercial business loans with an outstanding principal amount greater than or equal to $500 thousand, single family loans greater than or equal to $1.0 million, and income property loans with an outstanding principal amount greater than or equal to $1.5 million), modified loans which are considered troubled debt restructurings because they do not meet the Company’s current product offerings and underwriting standards, and major loans less than 90 days delinquent for which full payment of principal and interest is not expected to be received.

The following is a summary of impaired loans, net of valuation allowances for impairment, at the dates indicated:
	September 30, 2008	December 31, 2007	September 30, 2007
	(Dollars in thousands)
Restructured loans	$500,139	$1,799	$—
Non-accrual loans	30,670	20,112	11,907
Other impaired loans	—	1,625	4,478
	$530,809	$23,536	$16,385

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

The following is a summary of information pertaining to impaired loans at the dates indicated:
	September 30, 2008	December 31, 2007	September 30, 2007
	(Dollars in thousands)
Impaired loans without valuation allowances	$31,027	$16,606	$16,385
Impaired loans with valuation allowances	542,514	7,485	—
Valuation allowances on impaired loans	(42,732)	(555)	—

	Nine months ended
	September 30, 2008	September 30, 2007
	(Dollars in thousands)
Average investment in impaired loans	$465,047	$15,164
Interest recognized on impaired loans	5,719	258
Interest recognized on impaired loans using the cash basis	3,365	213

6. Real Estate Owned Activity

The following table shows activity in real estate owned (REO) during the periods indicated:

	Nine months ended
	September 30, 2008	September 30, 2007
	(Dollars in thousands)
Beginning Balance	$21,090	$1,094
Acquisitions	250,705	22,297
Write-downs	(13,172)	(1,785)
Sales of REO	(125,666)	(2,878)
Ending Balance	$132,957	$18,728

Net gain (loss) on real estate owned is comprised of the following items for the periods indicated:
	Three months ended September 30,
	2008	2007
	(Dollars in thousands)
Gain on sale of REO	$12,342	$111
Loss on sale of REO	(1,518)	(60)
Write downs on REO	(6,654)	(1,676)
	$4,170	$(1,625)

	Nine months ended September 30,
	2008	2007
	(Dollars in thousands)
Gain on sale of REO	$22,348	$213
Loss on sale of REO	(1,819)	(242)
Write downs on REO	(13,172)	(1,785)
	$7,357	$(1,814)

The following items are included in real estate owned operations for the periods indicated:

	Three months ended September 30,
	2008	2007
	(Dollars in thousands)
Single family expense	$(4,306)	$(370)
Single family income	29	1
	$(4,277)	$(369)

	Nine months ended September 30,
	2008	2007
	(Dollars in thousands)
Single family expense	$(8,602)	$(732)
Single family income	61	1
	$(8,541)	$(731)

7. Income Taxes

Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, requires that, when determining the need for a valuation allowance against a deferred tax asset, management must assess both positive and negative evidence with regard to the realizability of the tax losses represented by that asset. To the extent that available sources of taxable income are insufficient to absorb tax losses, a valuation allowance is necessary. Sources of taxable income for this analysis include prior years’ tax returns, the expected reversals of taxable temporary differences between book and tax income, prudent and feasible tax planning strategies and future taxable income. The Company’s tax asset has increased substantially during the first nine months of 2008 due to a significant increase in its loan loss allowances. The deferred tax asset related to loan loss allowances will be realized when actual charge-offs are made against the loan loss allowances. For federal income tax purposes, future charge-offs that result in a net operating loss for a period may be carried back and offset against the taxable income of the two prior years. Based on the availability of these loss carry-backs and projected taxable income during the periods for which loss carry-forwards are available, management believes that no valuation allowance is necessary for the Bank’s federal deferred tax asset.  No loss carry-backs are allowed for California tax purposes during 2008. Because the realizability of the state net operating loss is less assured due to the lack of a carry back provision, a valuation allowance of $8.5 million has been recorded against that asset at September 30, 2008.

The deferred tax asset (included in other assets) increased to $135.2 million at September 30, 2008 compared to $80.7 million at December 31, 2007 and $71.4 million at September 30, 2007. Income taxes receivable (included in other assets) increased to $55.1 million at September 30, 2008 from $9.1 million at December 31, 2007. At September 30, 2007, income taxes payable were $853 thousand.

8. Fair Value Measurements

SFAS No. 157, Fair Value Measurements, defines fair value, establishes a framework for measuring fair value, establishes a three-level valuation hierarchy for disclosure of fair value measurement, and enhances disclosure requirements for fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follow:

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

Assets

Securities

Where quoted prices are available in an active market, securities are classified within level 1 of the valuation hierarchy. Level 1 includes securities that have quoted prices in active markets for identical assets. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flow. Examples of such instruments, which would generally be classified within level 2 of the valuation hierarchy, include certain collateralized mortgage and debt obligations and certain high-yield debt securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within level 3 of the valuation hierarchy. The Company did not have any level 1 or level 3 securities as of September 30, 2008.

Loans held for sale

Loans held for sale are required to be measured based on the lower of cost or fair value. Under SFAS No. 157, market value is used to represent fair value. When management has loans held for sale, it obtains quotes or bids on all or part of these loans directly from the purchasing financial institutions. At September 30, 2008, the Company had no loans held for sale.

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

Real estate owned

Certain assets such as real estate owned (REO) are measured at fair value less the estimated cost to sell. The Company believes that using fair value as a basis for measuring REO follows the provisions of SFAS No. 157. The fair value of REO at September 30, 2008 was determined either by appraisals or independent valuations that were then adjusted for the cost related to liquidation of the subject property, or by sales agreement.

Assets measured at fair value at September 30, 2008 are as follows:

		Fair Value Measurements at Reporting Date Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(Dollars in thousands)
Recurring Items:
Available-for-sale securities:
Collateralized mortgage obligations	$329,042	—	$329,042	—
Mortgage-backed securities	41,510	—	41,510	—
Total available-for-sale securities	$370,552	—	$370,552	—

		Fair Value Measurements at Reporting Date Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(Dollars in thousands)
Non-Recurring Items:
Impaired loans	$530,809	—	$530,809	—
Real estate owned	132,957	—	132,957	—
	$663,766	—	$663,766	—

Liabilities

The Bank did not identify any liabilities to be presented at fair value as of September 30, 2008.

9. Stock Options and Restricted Stock

The Company recorded stock-based compensation expense of $426 thousand and $1.4 million, net of tax, for the third quarter and the first nine months of 2008, respectively. For the third quarter and the first nine months of 2007, the Company recorded stock-based compensation expense of $407 thousand and $1.3 million, net of tax, respectively.

At September 30, 2008, the Company had options outstanding issued under two share-based compensation programs, the 1994 Stock Option and Appreciation Rights Plan (“1994 Plan”) and the 1997 Non-employee Directors Stock Incentive Plan (“Directors 1997 Plan”). At September 30, 2008, the number of shares available to be granted for option awards under the 1994 Plan totaled 1,669,765. The Directors 1997 Plan was terminated in connection with the implementation of a new restricted stock plan during 2007. No new grants were made in 2008 under the Directors 1997 Plan.

Options granted under the 1994 Plan are vested over a six year period and have a maximum contractual term of 10 years. Options previously granted to non-employee directors under the Directors 1997 Plan were vested in one year and had a maximum contractual term of 10 years.

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

The following is a summary of the Company’s stock option activity for the nine months ended September 30, 2008:

Stock Options:	Number of Shares	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (In thousands)

Outstanding at January 1, 2008	781,787	$42.67
Granted	160,800	36.07
Exercised	(31,866)	16.59
Forfeited	(61,914)	43.77
Outstanding at September 30, 2008	848,807	$42.32	5.90	$—
Exercisable at September 30, 2008	364,111	$31.16	7.40	$—

The total intrinsic value of options exercised during the first nine months of 2008 was $445 thousand. This compares to $1.2 million and $5.2 million during the third quarter and the first nine months of 2007, respectively. Cash received from options exercised during the first nine months of 2008 was $529 thousand. No options were exercised during the third quarter of 2008. Cash received from options exercised during the third quarter and the first nine months of 2007 was $1.2 million and $2.5 million, respectively.

As of September 30, 2008, the unearned compensation cost related to non-vested stock options totaled $3.1 million to be recognized over a weighted average period of 4.1 years.

Restricted Stock

On April 26, 2007, the stockholders of the Company adopted the 2007 Non-employee Directors Restricted Stock Plan (“2007 Plan”). Under the 2007 Plan, the Company may grant up to 200,000 shares to non-employee directors of the Company. For each grant, 50% of the restricted shares vest on the first anniversary date of the issuance and the remaining 50% vest on the second anniversary date of the issuance. The Company issued 1,670 shares of restricted stock to each of its seven non-employee directors during the first quarter of 2008 compared to 900 shares during the first quarter of 2007. Upon retirement of a non-employee director, any non-vested shares of restricted stock automatically vest.

The following is a summary of the Company’s non-vested restricted stock as of September 30, 2008.

Non-vested Restricted Stock:	Number of Shares	Weighted Average Grant Date Fair Value

Outstanding at January 1, 2008	5,400	$67.26
Granted	11,690	$36.07
Vested	(2,700)	$67.26
Forfeited	—
Outstanding at September 30, 2008	14,390	$41.92

The total fair value of the restricted stock awards that vested during the nine months ended September 30, 2008 was $97 thousand compared to $54 thousand during the same period in the prior year.

Stock-based compensation expense recorded in connection with the 2007 Plan totaled $177 thousand, net of tax, during the nine months ended September 30, 2008. As of September 30, 2008, the total unrecognized compensation cost related to non-vested restricted awards totaled $207 thousand to be recognized over a weighted average period of 1.1 years.

10. Supplementary Executive Retirement Plan

The following table sets forth the net periodic benefit cost attributable to the Company’s Supplementary Executive Retirement Plan:

	Pension Benefits

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(Dollars in thousands)

Service cost	$86	$76	$258	$152
Interest cost	257	216	771	432
Amortization of net loss	190	96	570	192
Amortization of prior service cost	—	—	—	—
Net periodic benefit cost	$533	$388	$1,599	$776

Weighted Average Assumptions
Discount rate	6.25%	5.75%	6.25%	5.75%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%
Expected return on plan assets	N/A	N/A	N/A	N/A

The Company does not expect any significant changes to the amounts previously disclosed as contributions for benefit payments. The expenses during the third quarter and first nine months of 2008 increased compared to the same periods of the prior year mainly due to an increase in covered pay for the participants in 2007.

11. Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 162, The Hierarchy of Generally Accepted Accounting Principles. This statement identifies  the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the Unites States (“GAAP hierarchy”). This statement also clarifies that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in accordance with GAAP. The statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company does not expect that this statement will result in a change in current practice. Therefore, management does not expect this statement to have an impact on the Company’s financial results.

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

In December 2007, the FASB issued two new statements: (a) SFAS No. 141 (R) (revised 2007), Business Combinations, and (b) SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. These statements are effective for fiscal years beginning after December 15, 2008 and the application of these standards will improve, simplify, and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in financial statements. The Company is in the process of evaluating the impact, if any, on SFAS No. 141 (R) and SFAS No. 160 and does not anticipate that the adoption of these standards will have any impact on its financial statements.

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

(b) SFAS No. 160 will improve the relevance, comparability and transparency of financial information provided to investors by requiring all entities to: (i) report noncontrolling (minority) interests in subsidiaries in the same manner as equity but separate from the parent’s equity, in financial statements, (ii) net income attributable to the parent and to the non-controlling interest must be clearly identified and presented on the face of the statement of income, and (iii) any changes in the parent’s ownership interest while the parent retains the controlling financial interest in its subsidiary be accounted for consistently. The Company has no minority interest in subsidiaries at the present time.

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110, Share-Based Payment, which amends SAB No. 107, Share-Based Payment, to permit public companies, under certain circumstances, to continue to use the simplified method in SAB No. 107, to estimate the expected term of their "plain vanilla" employee options. Although the Company’s stock options fit the definition of "plain vanilla" according to SAB 110, because it has sufficient relevant historical option exercise data to provide a reasonable basis to estimate an option’s expected term, SAB No. 110 does not apply to the Company.

In November 2007, the SEC issued SAB No. 109, Written Loan Commitments Recorded at Fair Value Through Earnings. SAB No. 109 was effective for fiscal quarters beginning after December 15, 2007. SAB No. 109 was issued to clarify the SEC staff position that internally developed intangible assets should not be included in the fair value of derivative loan commitments and other written loan commitments that are accounted for at fair value through earnings. The Company did not have any derivative loan commitments or written loan commitments that were accounted for at fair value through earnings as of September 30, 2008. Therefore, this bulletin did not have any impact on the Company’s financial results.

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

Item 2. Management’s Discussion and Analysis of Consolidated Balance Sheets and Consolidated Statements of Operations

The following narrative is written with the presumption that the users have read our 2007 Annual Report on Form 10-K, which contains the latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, as of December 31, 2007, and for the year then ended. Therefore, only material changes in the consolidated balance sheets and consolidated statements of operations are discussed herein.

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

Consolidated Balance Sheets

At September 30, 2008, FirstFed Financial Corp. ("Company"), the holding company for First Federal Bank of California and its subsidiaries ("Bank"), had consolidated stockholders’ equity of $499.2 million compared to $654.5 million at December 31, 2007 and $642.8 million at September 30, 2007. Stockholders’ equity decreased from December 31, 2007 to September 30, 2008 due to a $156.9 million loss recorded during the first nine months of 2008. Total assets were unchanged at $7.4 billion at both September 30, 2008 and September 30, 2007. The slight increase from $7.2 billion at December 31, 2007 to $7.4 billion at September 30, 2008 was due primarily to increased loan originations and lower levels of loan payoffs.

The loss during the third quarter of 2008 was due primarily to the provision for loan losses relating to the Bank’s single family loan portfolio. The provision was necessary due to the level of charge-offs recorded in the third quarter and the continuing decline in value of single family homes in California. During the third quarter of 2008, the Bank was successful in modifying loan terms for borrowers with aggregate loan balances of approximately $223.1 million that were close to their payment reset date. During the first nine months of 2008, the Bank modified loans with aggregate loan balances of approximately $559.0 million.

Non-performing assets as a percentage of total assets increased to 7.87% at September 30, 2008 compared to 2.79% at December 31, 2007 and 1.40% at September 30, 2007. Recently published reports indicate that most financial institutions that have originated single family loans over the past few years have experienced increased loan defaults and foreclosures. The increase in loan defaults and foreclosures is due to: (1) the inability of borrowers to afford their loan payments after the payments have recast in accordance with the notes, (2) the inability of borrowers to sell their homes in the current real estate market, and (3) the inability of borrowers to refinance their loans due to tighter credit, more stringent underwriting standards by mortgage lenders and home values which may be less than the mortgage indebtedness.

In a press release dated September 25, 2008, the California Association of Realtors (“CAR”) reported that the median price of an existing home in the State of California fell 40.5% during August 2008 compared with the same period a year ago. However, due to increased affordability as a result of recent price declines, the rate of home sales has continued to increase for the last several months. According to CAR, the seasonally adjusted annualized sales rate of home sales in the State of California during August 2008 increased 56.7% compared to the same period a year ago. Additionally, the median number of days it took to sell a single family home was 47.3 days in August 2008 compared with 54.7 days (revised) for the same period  a year ago. Furthermore, the Unsold Inventory Index for existing, single family detached homes in August 2008 was 6.7 months, less than 10.6 months for the same period a year ago (the unsold inventory index indicates the number of months needed to deplete the supply of homes on the market at the current sales rate). According to William E. Brown, CAR President, “While this is encouraging news, we don’t expect to see a housing market recovery until prices stabilize and the number of distressed properties on the market declines.” He further stated that, “sales gains continue to be driven by the large share of deeply-discounted distressed sales in many parts of the state.”  Most economists agree that the single family real estate market will remain weak throughout 2009 and into 2010.

The Bank’s single family non-accrual loans (loans greater than 90 days delinquent or in foreclosure) decreased to $445.3 million as of September 30, 2008 from $491.7 million at June 30, 2008. This compares to $393.6 million at March 31, 2008, $179.7 million as of December 31, 2007 and $84.2 million as of September 30, 2007.

The Bank’s loans delinquent less than 90 days have stabilized in recent months. After having reached $273.3 million as of March 31, 2008, single family loans delinquent less than 90 days decreased to $212.1 million as of September 30, 2008, which was a slight increase from $207.7 million as of June 30, 2008. In comparison, single family loans delinquent less than 90 days were $236.7 million as of December 31, 2007 and $71.7 million as of September 30, 2007.

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

Because substantially all of our loans are collateralized by properties located in California, the Company continuously monitors the California real estate market and the sufficiency of the collateral supporting our real estate loan portfolio. The Company considers several factors when evaluating the underlying collateral of the real estate loan portfolio, including the property location, the date of loan origination, the original loan-to-value ratio, and the current loan-to-value ratio.

Lending Activities

The following table shows the components of our loan portfolio (including loans held for sale) by type at the dates indicated:

	September 30, 2008	December 31, 2007	September 30, 2007
	(Dollars in thousands)
REAL ESTATE LOANS:
First trust deed residential loans
One-to-four units	$4,521,889	$4,652,876	$4,857,093
Five or more units	1,857,634	1,709,815	1,610,892
Residential loans	6,379,523	6,362,691	6,467,985

OTHER REAL ESTATE LOANS:
Commercial and industrial	149,901	159,052	157,460
Second trust deeds	2,021	2,159	2,273
Other	4,212	4,242	4,251
Real estate loans	6,535,657	6,528,144	6,631,969

NON-REAL ESTATE LOANS:
Deposit accounts	1,330	2,061	1,206
Commercial business loans	92,605	75,848	69,244
Consumer loans	32,139	33,136	34,475
Loans receivable	6,661,731	6,639,189	6,736,894

LESS:
General valuation allowances	221,360	127,503	116,224
Valuation allowances for impaired loans	42,732	555	—
Deferred loan origination costs, net	1,933	(7,083)	(11,940)
Net loans receivable	$6,395,706	$6,518,214	$6,632,610

Loan originations increased by 79% during the first nine months of 2008 compared to the first nine months of 2007 due to higher originations of both single family and multi-family real estate loans. Current loan originations are fully-documented and contain no negative amortization provisions. Originations of multi-family mortgage loans increased due to the popularity of the Bank’s standard income property lending programs. Also, unlike the single family loans, the Bank’s multi-family loan portfolio performance has not exhibited any weakness. Therefore, the Bank grew multi-family and commercial mortgage loans to 36% of total loan originations during the first nine months of 2008 from 24% of total loan originations during the first nine months of 2007.

The following table summarizes total loan funding by type:

	Nine months ended September 30,
	2008	2007
	(Dollars in thousands)
Single family real estate	$767,313	$518,027
Single family loans purchased	6,484	—
Multi-family and commercial real estate	450,763	171,447
Other	31,676	13,356
Total	$1,256,236	$702,830

From time-to-time the Bank originates loans for other mortgage lenders. These loans are not funded by the Bank, but are brokered to another mortgage lender for a fee. Loan originations funded by other mortgage lenders totaled only $10.3 million during the first nine months of 2008 compared to $98.1 million for the first nine months of 2007. The fees received on brokered loans totaled $100 thousand during the first nine months of 2008 compared to $946 thousand for the same period in 2007. Brokered loans to other lenders decreased due to the Bank’s focus on originating loans for its own portfolio.

The following table summarizes single family loan funding by borrower documentation type for the periods indicated:

	Nine months ended September 30,
	2008	2007
	(Dollars in thousands)
Verified Income/Verified Asset	$761,944	$146,983
Stated Income/Verified Asset	5,369	229,951
Stated Income/Stated Asset	—	69,392
No Income/No Asset	—	71,701
Total	$767,313	$518,027

On Verified Income/Verified Asset loans (VIVA), the borrower includes information on his/her income and assets, which is then verified. Loans that allow for a reduced level of documentation at origination are an insignificant percentage of single family loans originated in our market areas. On Stated Income/Stated Assets (SISA) loans, the borrower includes information on his/her level of income and assets that is not subject to verification. On Stated Income/Verified Assets (SIVA) loans, the borrower includes information on his/her level of income and that information is not subject to verification, although information provided by the borrower on his/her assets is verified. For No Income/No Assets (NINA) loans, the borrower is not required to submit information on his/her level of income or assets. However, all single family loans, including NINA loans, require credit reports and appraisals. The Bank required higher credit scores, higher rates, and lower loan to values on NINA loans.

The Bank stopped originating NINA and SISA loans in 2007 and ceased originating SIVA loans in February 2008. All multi-family loans and other real estate loans have consistently required complete and customary documentation from the borrowers.

The creditworthiness of the borrower is based on the borrower’s credit score (“FICO”), prior credit use and repayment of credit, job history and stability. The average borrower FICO score and average loan-to-value ratio on single family loan originations were 754 and 65.9%, respectively, for the first nine months of 2008, compared to 715 and 73.6% for the first nine months of 2007.

At September 30, 2008, 73.5% of our loan portfolio was invested in adjustable rate products. Loans with interest rates that adjust monthly based on the Federal Home Loan Bank (“FHLB”) Eleventh District Cost of Funds Index (“COFI”) comprised 29.8% of the loan portfolio. Loans with interest rates that adjust monthly based on the 3-Month Certificate of Deposit Index (“CODI”) comprised 27.6% of the loan portfolio. Loans with interest rates that adjust monthly based on the 12-month average U.S. Treasury Security rate (“12MAT”) comprised 13.9% of the loan portfolio. Loans with interest rates that adjust monthly based on the London Inter-Bank Offering Rate (“LIBOR”) and other indices comprised 2.2% of the loan portfolio.

The following table summarizes total loan fundings by type of index for the periods indicated:

	Nine months ended September 30,
	2008	2007
	(Dollars in thousands)
CODI	$—	$4,275
12MAT	17,808	78,201
COFI	57,634	269,403
Other	37,611	21,549
Hybrid and Fixed	1,143,183	329,402
Total	$1,256,236	$702,830

Only 9% of loan originations were adjustable rate products during the first nine months of 2008 compared to 53% of originations during the first nine months of 2007.

The following table shows the composition of our single family loan portfolio by borrower documentation type at the dates indicated:

Documentation Type:	September 30, 2008	December 31, 2007	September 30, 2007
	(Dollars in thousands)

Verified Income/Verified Asset	$1,717,687	$1,135,358	$1,104,439
Stated Income/Verified Asset	1,179,708	1,468,686	1,549,968
Stated Income/Stated Asset	1,205,543	1,506,627	1,629,330
No Income/No Asset	418,951	542,205	573,356
Total	$4,521,889	$4,652,876	$4,857,093

The following table shows the composition of our single family loan portfolio by borrower documentation type at the dates indicated with weighted average LTV Ratio and FICO Score at origination. Due to changes in the real estate market and in borrower creditworthiness, the average LTV and FICO score at origination are subject to change.

	September 30, 2008		December 31, 2007		September 30, 2007
	LTV Ratio	FICO Score	LTV Ratio	FICO Score	LTV Ratio	FICO Score
Verified Income/Verified Asset	70.2%	708	73.3%	709	73.5%	707
Stated Income/Verified Asset	73.9	711	74.0	715	74.0	715
Stated Income/Stated Asset	74.9	712	74.6	714	74.4	715
No Income/No Asset	70.7	726	70.8	728	70.4	729
Total Weighted Average	72.4%	712	73.6%	715	73.6%	715

The following table shows the composition of our single family loan portfolio at the dates indicated by the
FICO score of the borrower at origination:

FICO Score at Origination:	September 30, 2008	December 31, 2007	September 30, 2007
		(Dollars In thousands)
<620	$24,606	$27,667	$28,973
620-659	352,102	431,307	451,158
660-719	1,927,844	2,162,687	2,257,252
>720	2,175,160	1,982,220	2,075,981
Not Available	42,177	48,995	43,729
Total	$4,521,889	$4,652,876	$4,857,093

The following table shows the composition of our single family loan portfolio at the dates indicated by original loan-to-value ratio:

Original LTV Ratio:	September 30, 2008	December 31, 2007	September 30, 2007
		(Dollars in thousands)
<65%	$922,295	$817,580	$857,807
65-70%	539,725	505,320	533,522
70-75%	617,812	593,386	620,405
75-80%	2,161,945	2,348,772	2,428,641
80-85%	53,881	73,564	78,976
85-90%	182,318	262,719	283,094
>90%	43,913	51,535	54,648
Total	$4,521,889	$4,652,876	$4,857,093

The following table shows the composition of our single family loan portfolio at September 30, 2008 by estimated current LTV ratio:

Current LTV Ratio Price Adjusted (1):	Loan Balance	% of Portfolio	Average Current LTV Ratio
	(Dollars in thousands)
<70%	$1,090,710	24.1%	51.7%
70 - 80%	851,199	18.8	76.3
80 - 90%	696,141	15.4	85.7
90 -100%	798,544	17.7	94.8
100-110%	674,134	14.9	104.3
110-120%	334,052	7.4	119.0
Not in MSAs	77,109	1.7	N/A
Total	$4,521,889	100.0%	82.4%

(1)  The current estimated loan to value ratio is based on Office of Federal Housing Enterprise Oversight (“OFHEO”) June 2008 data. The OFHEO housing price index provides a broad measure of the housing price movements by Metropolitan Statistical Area (MSA). In evaluating the potential for loan losses within the bank’s portfolio, the Bank considers both the fact that OFHEO data cannot reflect price movements for the most recent three months, and that individual areas within an MSA will perform worse than the average for the larger area. The Bank therefore also looks at sales data that is available by zip code, as well as the Bank’s experience with marketing foreclosed properties in estimating the loan loss allowance that is required.

The Bank generally requires that borrowers obtain private mortgage insurance on loans in excess of 80% of the appraised property value. Prior to April 2006, on certain loans originated for the portfolio, the Bank charged premium rates and/or fees in exchange for waiving the insurance requirement. Management believes that the additional rates and fees that the Bank received for these loans compensated for the additional risk associated with this type of loan. In certain of these cases when the Bank waived the insurance requirement, the Bank purchased private mortgage insurance with its own funds. At September 30, 2008, 68.3% of loans with mortgage insurance were insured by the Republic Mortgage Insurance Company (RMIC), and 30.5% were insured by the Mortgage Guaranty Insurance Corporation (MGIC). Under certain mortgage insurance programs, the Bank continues to act as co-insurer and participates with the insurer in absorbing any future loss.

As of September 30, 2008, December 31, 2007 and September 30, 2007, loans with co-insurance totaled $133.3 million, $212.0 million, and $223.7 million, respectively. Loans with initial loan-to-value ratios greater than 80% with no private mortgage insurance totaled $146.8 million at September 30, 2008, $175.9 million at December 31, 2007, and $191.7 million at September 30, 2007.

The following table shows the composition of our single family loan portfolio by geographic distribution at the date indicated:

	September 30, 2008		December 31, 2007		September 30, 2007
			(Dollars in thousands)
Los Angeles County	$1,224,568	27.1%	$1,148,942	24.7%	$1,166,069	24.0%
Bay Area	785,080	17.4	775,303	16.7	821,055	16.9
Central California Coast	612,533	13.5	592,547	12.7	635,300	13.1
San Diego Area	471,140	10.4	558,452	12.0	581,401	12.0
Orange County	478,161	10.6	428,667	9.2	446,986	9.2
San Bernardino/ Riverside	321,616	7.1	374,303	8.1	393,920	8.1
San Joaquin Valley	227,129	5.0	298,788	6.4	315,497	6.5
Sacramento Valley	222,163	4.9	275,313	5.9	287,877	5.9
Other	179,499	4.0	200,561	4.3	208,988	4.3
Total	$4,521,889	100.0%	$4,652,876	100.0%	$4,857,093	100.0%

The following table shows the composition of our single family loan portfolio by year of origination as of September 30, 2008 (dollars in thousands):

2003 and Prior	$317,558	7.0%
2004	603,461	13.3
2005	1,554,599	34.4
2006	929,907	20.6
2007	355,388	7.9
2008	760,976	16.8
Total	$4,521,889	100.0%

Substantially all adjustable single family loans originated prior 2008 in the Bank’s loan portfolio allow negative amortization when a scheduled monthly payment is not sufficient to pay the monthly interest accruing on the loan. Adjustable loans comprised 76.8% of the single family loan portfolio as of September 30, 2008. Negative amortization, which results when interest earned by the Bank is added to borrowers’ loan balances, was $289.6 million at September 30, 2008, $301.7 million at December 31, 2007 and $290.0 million at September 30, 2007. Negative amortization as a percentage of single family loans that have negative amortization in the Bank’s loan portfolio was 9.29% at September 30, 2008 compared to 7.68% at December 31, 2007 and 7.08% at September 30, 2007. Negative amortization decreased by $12.5 million during the first nine months of 2008 compared to an increase of $74.2 million during the first nine months of 2007. Negative amortization is decreasing due to loan payoffs, loan foreclosures, declines in the underlying indices on adjustable rate loans, and payment increases required under the terms of our adjustable rate loan notes. During the first nine months of 2008, hybrid loans with initial fixed interest rates comprised 91.0% of originations compared to 46.9% of originations during the same period in the prior year.

The portfolio of adjustable single family loans with a one-year fixed payment period totaled $2.4 billion at September 30, 2008, compared to $3.2 billion at December 31, 2007 and $3.4 billion at September 30, 2007. The portfolio of adjustable single family loans with a three-to-five year fixed payment period totaled $784.4 million at September 30, 2008 compared to $1.1 billion at December 31, 2007 and $1.2 billion at September 30, 2007.

The amount of negative amortization that may occur in the loan portfolio is uncertain and is influenced by a number of factors outside of our control, including changes in the underlying index, the amount, and timing of borrowers’ monthly payments, and unscheduled principal payments. If the applicable index were to increase and remain at relatively high levels, the amount of negative amortization occurring in the loan portfolio would be expected to trend higher, absent other mitigating factors such as increased prepayments or borrowers making monthly payments that meet or exceed the amount of interest then accruing on their mortgage loans. Similarly, if the index were to decline and remain at relatively low levels, the amount of negative amortization occurring in the loan portfolio would be expected to trend lower.

The “recast” of adjustable loans to a higher payment amount appears to have been a substantial factor in the higher delinquency levels experienced by the Bank during 2007 and the first nine months of 2008 because many borrowers appear to be unable to afford the higher payments. The percentage increase in the payment amount and the loan-to-value ratios are important considerations in the future collectability of the loans.

The following tables show the number and dollar amount of performing loans expected to recast by current estimated loan-to-value ratios for the periods indicated (updated for both current loan balance and current estimated market value):

	2008		2009		Thereafter
Current LTV Ratio Price Adjusted (1):	Recast Balance	Number of Loans	Recast Balance	Number of Loans	Recast Balance	Number of Loans
	(Dollars in thousands)
< 70%	$23,842	65	$136,184	373	$188,388	492
70-80%	12,735	31	121,543	270	166,400	339
80-90%	6,518	13	109,552	237	270,860	513
90-100%	14,406	28	102,318	198	353,293	658
100-110%	16,502	31	83,399	166	288,785	542
>110%	5,474	13	24,931	60	131,006	292
Grand total	$79,477	181	$577,927	1,304	$1,398,732	2,836

(1)  The current estimated loan to value ratio is based on OFHEO June 2008 data. The OFHEO housing price index provides a broad measure of the housing price movements by Metropolitan Statistical Area (MSA). In evaluating the potential for loan losses within the Bank’s portfolio, the Bank considers both the fact that OFHEO data cannot reflect price movements for the most recent three months, and that individual areas within an MSA will perform worse than the average for the larger area. The Bank therefore also looks at sales data that is available by zip code, as well as the Bank’s experience with marketing foreclosed properties in estimating the loan loss allowance that is required.

The following tables show the number and dollar amount of loans expected to recast by projected payment increase for the periods indicated:

	2008		2009		Thereafter
Projected Payment Increase	Recast Balance	Number of Loans	Recast Balance	Number of Loans	Recast Balance	Number of Loans
			(Dollars in thousands)
< 50%	$7,110	21	$55,850	153	$232,871	494
50-100	52,789	115	313,360	687	698,206	1,403
100-125	15,154	36	92,388	213	169,124	331
125-150	4,424	9	64,770	156	124,126	259
>150%			51,559	95	174,405	349
Grand total	$79,477	181	$577,927	1,304	$1,398,732	2,836

Loan Loss Allowances

Listed below is a summary of activity in the general valuation allowance and valuation allowance for impaired loans during the periods indicated.

	General Valuation Allowance	Valuation Allowances For Impaired Loans	Total
	(Dollars in thousands)
Balance at December 31, 2007:	$127,503	$555	$128,058
Provision for loan losses	306,180	44,620	350,800
Yield adjustment on troubled debt restructurings(1)	—	(2,434)	(2,434)
Charge-offs:
Single family	(207,060)	(6,523)	(213,583)
Total charge-offs	(207,060)	(6,523)	(213,583)
Recoveries	1,251	—	1,251
Net charge-offs	(205,809)	(6,523)	(212,332)
Transfers	(6,514)	6,514	—
Balance at September 30, 2008:	$221,360	$42,732	$264,092

(1)
The Bank establishes an impaired loan valuation allowance for the difference between the recorded investment of the original loan at the time of modification and the expected cash flows of the modified loan (discounted at the effective interest rate of the original loan during the modification period). The difference is recorded as a provision for loan losses during the current period and subsequently amortized over the expected life of the loan as an adjustment to the loan yield or as adjustment to the loan loss provision if the loan is prepaid.

	General Valuation Allowance	Valuation Allowances For Impaired Loans	Total
	(Dollars in thousands)
Balance at December 31, 2006:	$109,768	$—	$109,768
Provision for loan losses	11,400	—	11,400
Charge-offs:		—
Single family	(5,008)	—	(5,008)
Commercial loans	(52)	—	(52)
Consumer loans	(50)	—	(50)
Total charge-offs	(5,110)	—	(5,110)
Recoveries	166	—	166
Net charge-offs	(4,944)	—	(4,944)
Balance at September 30, 2007:	$116,224	$—	$116,224

The Bank recorded total net loan charge-offs of $103.5 million and $212.3 million for the third quarter and the first nine months of 2008, respectively. This compares to net loan charge-offs of $3.2 million and $4.9 million for the third quarter and the first nine months of 2007, respectively. The allowance for loan losses totaled $264.1 million or 3.96% of gross loans outstanding at September 30, 2008. This compares with $116.2 million or 1.73% at September 30, 2007.

All of the charge-offs recorded during the first nine months of 2008 were for single family loans. The total valuation allowance associated with single family loans totaled $250.2 million or 5.53% of single family loans outstanding at September 30, 2008. This compares with $116.7 million or 2.58% at December 31, 2007, and $97.4 million or 2.01% at September 30, 2007.

Management is unable to predict future levels of loan loss provisions. Among other things, loan loss provisions are based on the level of loan charge-offs, foreclosure activity, other risks inherent in the loan portfolio, and the California economy.

Investment Securities

The mortgage-backed securities portfolio, classified as available-for-sale, was recorded at fair value as of September 30, 2008. An unrealized loss of $60 thousand, net of taxes, was reflected in stockholders’ equity as of September 30, 2008. This compares to a net unrealized gain of $34 thousand at December 31, 2007 and a net unrealized loss of $210 thousand at September 30, 2007.

The investment securities portfolio, classified as available-for-sale, was recorded at fair value as of September 30, 2008. An unrealized gain of $1.5 million, net of taxes, was reflected in stockholders' equity as of September 30, 2008. This compares to a net unrealized gains of $2.0 million and $565 thousand at December 31, 2007 and September 30, 2007, respectively.

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

The one year GAP, the difference between rate-sensitive assets and liabilities repricing within one year or less, was a negative $709.8 million or 9.67% of total assets at September 30, 2008. In comparison, the one year GAP was a positive $119.3 million or 1.65% of total assets at December 31, 2007 and a positive $324.0 million or 4.40% of total assets at September 30, 2007. The change from a positive GAP at the end of the year to a negative GAP at September 30, 2008 was due to the fact that we increased our originations of loans with fixed interest rates for five years. These originations were partially matched with longer term deposits and FHLB advances. Generally, a negative GAP benefits a company during periods of decreasing interest rates (because liabilities reprice faster than assets). The reverse is true during periods of increasing interest rates.

Capital

Quantitative measures established by regulations to ensure capital adequacy require the Company to maintain minimum amounts and percentages of total capital to assets. The Company meets the standards necessary to be deemed “well–capitalized” under the applicable regulatory requirements.

The following table summarizes our actual capital and required capital at September 30, 2008:

	Tangible Capital	Core Capital	Tier 1 Risk- based Capital	Risk-based Capital
	(Dollars in thousands)
Actual Capital:
Amount	$613,647	$613,647	$613,647	$668,944
Ratio	8.38%	8.38%	14.56%	15.87%
FDICIA minimum required capital:
Amount	$109,833	$292,887	$—	$337,229
Ratio	1.50%	4.00%	—	8.00%
FDICIA “well-capitalized” required capital:
Amount	$—	$366,109	$252,922	$421,537
Ratio	—	5.00%	6.00%	10.00%

As of September 30, 2008, shares eligible for repurchase totaled 1,181,145 shares. No shares were repurchased during the first nine months of 2008. Any share repurchase would require a dividend from the Bank. A dividend from the Bank would require approval from the Office of Thrift Supervision (OTS). During 2007, the Company repurchased 3,140,934 shares at an average price of $48.48 per share.

The Company had $150.0 million in unsecured fixed/floating rate senior debentures as of September 30, 2008. The first $50.0 million transaction was completed in June 2005, is due in 2015 with a fixed rate of 5.65% for the first five years and is adjustable afterwards based on a rate of 1.55% over the three-month LIBOR. The second $50.0 million transaction was completed in December 2005, is due in 2016 with a fixed rate of 6.23% for the first five years and is adjustable afterwards based on a rate of 1.55% over the three-month LIBOR. The third $50.0 million transaction was completed in April 2007, is due in 2017 with a fixed rate of 6.585% for the first five years and is adjustable afterwards based on a rate of 1.60% over the three-month LIBOR. All  debentures are redeemable at par after the first five years.

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

Consolidated Statements of Operations

The Company reported a consolidated net loss of $51.6 million or $3.77 per diluted share of common stock during the third quarter of 2008, compared to consolidated net income of $23.0 million or $1.57 per diluted share of common stock during the third quarter of 2007.

The third quarter loss resulted primarily from a $110.3 million provision for loan losses due to continued delinquencies and charge-offs on single family loans and declines in the value of single family loan collateral throughout California. In comparison, the provision for loan losses was $4.5 million during the third quarter of 2007.

The Company reported a consolidated net loss of $156.9 million or $11.48 per diluted share of common stock during the first nine months of 2008, compared to consolidated net income of $84.5 million or $5.25 per diluted share of common stock during the first nine months of 2007.

The loss during the first nine months of 2008 resulted primarily from a $350.8 million provision for loan losses due to increased delinquencies and charge-offs on single family loans and declines in the value of single family loan collateral throughout California. In comparison, the provision for loan losses was $11.4 million during the first nine months of 2007. Also, net interest income decreased 32% during the first nine months of 2008 compared to the first nine months of 2007.

Net Interest Income

Net interest income decreased by $16.4 million or 26% to $45.8 million for the third quarter of 2008 from $62.2 million for the third quarter of 2007 due to a 4.2% decrease in average interest-earning assets during the third quarter of 2008 compared to the third quarter of 2007. The interest rate spread decreased by 54 basis points to 2.54% during the third quarter of 2008 from 3.08% during the third quarter of 2007 due to an increase in non-accrual loans which lessened the loan yield by 82 basis points during the third quarter of 2008. Also, early payoff fees and late charges on loans, which are calculated as part of the loan yield, decreased to $699 thousand for the third quarter of 2008 from $3.7 million during the third quarter of 2007. An increasing number of the loans in our portfolio have passed the period for which there is a prepayment penalty.

Net interest income decreased by 32% to $139.8 million for first nine months of 2008 from $207.1 million for the first nine months of 2007 due to a 13% decrease in average interest-earning assets during the first nine months of 2008 compared to the first nine months of 2007. The interest rate spread decreased by 59 basis points during the first nine months of 2008 from 3.11% during the first nine months of 2007. The decrease was caused by an increase in non-accrual loans which lessened the loan yield by 90 basis points during the first nine months of 2008. Also, early payoff fees and late charges on loans, which are calculated as part of the loan yield, decreased to $3.6 million for the first nine months of 2008 from $16.6 million during the first nine months of 2007. An increasing number of our loans have passed the period for which there is a prepayment penalty.

The following table sets forth: (i) the average daily dollar amounts of and average yields earned on loans and investment securities, (ii) the average daily dollar amounts of and average rates paid on savings deposits and borrowings, (iii) the average daily dollar differences, (iv) the interest rate spreads, and (v) the effective net spreads for the periods indicated:

	Nine Months Ended September 30,
	2008	2007
	(Dollars in thousands)
Average loans (1)	$6,390,301	$7,459,006
Average investment securities	511,412	477,189
Average interest-earning assets	6,901,713	7,936,195
Average savings deposits	4,084,812	5,010,165
Average borrowings	2,454,768	2,303,286
Average interest-bearing liabilities	6,539,580	7,313,451
Excess of interest-earning assets over interest-bearing liabilities	$362,133	$622,744

Yields earned on average interest-earning assets	6.13%	7.82%
Rates paid on average interest-bearing liabilities	3.61	4.71
Interest rate spread	2.52	3.11
Effective net spread (2)	2.70	3.48

Interest on loans	$297,807	$445,923
Interest and dividends on investments	19,297	19,643
Total interest income	317,104	465,566
Interest on deposits	105,738	165,724
Interest on borrowings	71,541	92,753
Total interest expense	177,279	258,477
Net interest income	$139,825	$207,089

(1)	Non-accrual loans are included in the average dollar amount of loans outstanding; however, there was no income included for the period in which loans were on non-accrual status.

(2)	The effective net spread is a fraction, the numerator of which is net interest income and the denominator of which is the average amount of interest-earning assets.

Non-Interest Income and Expense

Non-interest income increased to $8.5 million during the third quarter of 2008 from $1.5 million during the third quarter of 2007. The increase was primarily due to larger net gains on the sale of foreclosed real estate and additional income from investment services and trustee services offered by the Bank’s subsidiaries.

Non-interest income increased to $21.2 million during the first nine months of 2008 from $11.7 million during the first nine months of 2007. The increase during the first nine months was primarily due to larger net gains on the sale of foreclosed real estate, offset by a lower gain on the sale of loans. Additional income was also recognized from investment services and trustee services offered by the Bank’s subsidiaries.

Net gain (loss) on real estate owned is comprised of the following items for the periods indicated:

	Three months ended September 30,
	2008	2007
	(Dollars in thousands)
Gain on sale of REO	$12,342	$111
Loss on sale of REO	(1,518)	(60)
Write downs on REO	(6,654)	(1,676)
	$4,170	$(1,625)

	Nine months ended September 30,
	2008	2007
	(Dollars in thousands)
Gain on sale of REO	$22,348	$213
Loss on sale of REO	(1,819)	(242)
Write downs on REO	(13,172)	(1,785)
	$7,357	$(1,814)

Non-interest expense increased to $23.2 million for the third quarter of 2008 from $19.1 million for the third quarter of 2007. The increase was primarily due to higher expenses on foreclosed assets which increased to $4.3 million during the third quarter of 2008 from $369 thousand during the third quarter of 2007. Also, third quarter expenses increased due to higher FDIC insurance premiums compared to the prior year and increased legal cost due to the reversal of an accrued legal expense during the third quarter of 2007 as a result of the favorable outcome of a pending legal matter. The ratio of non-interest expense to average total assets increased to 1.28% during the third quarter of 2008 from 1.02% during the third quarter of 2007 due to the increased expenses mentioned above and a decrease in average total assets compared to the third quarter of 2007.

Non-interest expense increased to $70.4 million for the first nine months of 2008 from $60.9 million for the first nine months of 2007. The increase was primarily due to increased holding costs on foreclosed real estate, increased federal deposit insurance costs, increased legal costs, increased occupancy costs due to the opening of new branches and a $1.1 million lease write-off related expenses associated with the early abandonment of our former corporate headquarters during the first quarter of 2008. Foreclosed asset expense increased to $8.5 million during the first nine months of 2008 from $731 thousand during the first nine months of 2007. The ratio of non-interest expense to average total assets increased to 1.30% during the first nine months of 2008 from 0.99% during the first nine months of 2007 due to the increased expenses mentioned above and a decrease in average total assets compared to the first nine months of 2007.

The following items are included in real estate owned operations for the periods indicated:

	Three months ended September 30,
	2008	2007
	(Dollars in thousands)
Single family expense	$(4,306)	$(370)
Single family income	29	1
	$(4,277)	$(369)

	Nine months ended September 30,
	2008	2007
	(Dollars in thousands)
Single family expense	$(8,602)	$(732)
Single family income	61	1
	$(8,541)	$(731)

Non-accrual, Past Due, Modified and Restructured Loans

The Bank establishes allowances for delinquent interest equal to the amount of accrued interest on all loans 90 days or more past due or in foreclosure. This practice effectively places such loans on non-accrual status for financial reporting purposes. Loans requiring delinquent interest allowances (non-accrual loans) totaled $446.2 million at September 30, 2008, compared to $180.4 million at December 31, 2007 and $84.2 million at September 30, 2007. Delinquent interest allowances for loans in foreclosure and delinquent greater than 90 days increased to $22.1 million at September 30, 2008 compared to $7.8 million at December 31, 2007 and $3.6 million at September 30, 2007.

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

The Bank’s non-performing loans have stabilized in recent months. After having reached $273.3 million as of March 31, 2008, single family loans delinquent less than 90 days decreased to $207.7 million as of June 30, 2008 and $212.1 million as of September 30, 2008. In comparison, single family loans delinquent less than 90 days were $236.7 million as of December 31, 2007 and $71.7 million as of September 30, 2007.

The Bank has a program to reach out to borrowers faced with loan recasts to encourage them to modify their loans before the recast date. At September 30, 2008, 1,174 loans with principal balances totaling $559.0 million had been modified. Of these modified loans, 1,139 loans with principal balances totaling $542.8 million are considered troubled debt restructurings (“TDRs”) and are included in impaired loans. Valuation allowances on these loans totaled $42.7 million. Another $16.2 million in loans were modified as of September 30, 2008 but were not considered TDRs, and therefore had no valuation allowances. Loans on accrual status prior to modification which continue to make regular payments are considered performing loans. Loans on non-accrual status prior to modification remain on non-accrual status after modification. If the borrower makes regular payments for 6 months, the loan is returned to performing status.

Modified loans are not considered TDRs when the loan terms are consistent with the Bank’s current product offerings and the borrowers meet the Bank’s current underwriting standards with regard to FICO score, debt-to-income ratio, and loan-to-value ratio. At September 30, 2007, the Bank had $1.1 million in modified loans.

The Bank considers a loan impaired when management believes that it is probable that the Bank will not be able to collect all amounts due under the contractual terms of the loan agreement. Estimated impairment losses are recorded as separate valuation allowances and may be subsequently adjusted based upon changes in the measurement of impairment. Impaired loans, net of valuation allowances, include non-accrual major loans (commercial business loans with an outstanding principal amount greater than or equal to $500 thousand, single family loans greater than or equal to $1.0 million, and income property loans with an outstanding principal amount greater than or equal to $1.5 million), modified loans, and major loans less than 90 days delinquent in which full payment of principal and interest is not expected to be received.

The following is a summary of impaired loans, net of valuation allowances for impairment, at the dates indicated:

	September 30, 2008	December 31, 2007	September 30, 2007
	(Dollars in thousands)
Restructured loans	$500,139	$1,799	$—
Non-accrual loans	30,670	20,112	11,907
Other impaired loans	—	1,625	4,478
	$530,809	$23,536	$16,385

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

The following is a summary of information pertaining to impaired loans at the dates indicated:

	September 30, 2008	December 31, 2007	September 30, 2007
	(Dollars in thousands)
Impaired loans without valuation allowances	$31,027	$16,606	$16,385
Impaired loans with valuation allowances	542,514	7,485	—
Valuation allowances related to impaired loans	(42,732)	(555)	—

	Nine months ended
	September 30, 2008	September 30, 2007
	(Dollars in thousands)
Average investment in impaired loans	$465,047	$15,164
Interest recognized on impaired loans	5,719	258
Interest recognized on impaired loans using the cash basis	3,365	213

Asset Quality

The following table sets forth certain asset quality ratios at the dates indicated:

	September 30, 2008	December 31, 2007	September 30, 2007
Non-performing loans to gross loans receivable (1)	6.70%	2.72%	1.25%
Non-performing assets to total assets (2)	7.87%	2.79%	1.40%
Loan loss allowances to non-performing loans (3)	59%	71%	138%
Loan loss allowances to gross loans receivable	3.96%	1.93%	1.73%

(1)	Loans receivable are before deducting unrealized loan fees (costs), general valuation allowance and valuation allowances for impaired loans.
(2)	Non-performing assets are net of valuation allowances related to those assets and include both loans and real estate acquired by foreclosure.
(3)	Loan loss allowances include the general valuation allowance and valuation allowances for impaired loans.

Non-performing Assets

The Bank defines non-performing assets as non-accrual loans (loans delinquent over 90 days or in foreclosure) and real estate acquired by foreclosure (REO). The following is an analysis of non-performing assets at the dates indicated:

	September 30, 2008	December 31, 2007	September 30, 2007
	(Dollars in thousands)
Non-accrual loans :
Single family	$445,246	$179,679	$82,970
Multi-family and commercial	940	—	1,245
Other	—	734	3
Total non-accrual loans	446,186	180,413	84,218

Real estate owned	132,957	21,090	18,728
Total non-performing assets	$579,143	$201,503	$102,946

The Bank has experienced an increase in non-performing assets primarily due to defaults on single family loans. Single family real estate owned and non-accrual loans have continued to increase during the first nine months of 2008 due to the downturn in the California real estate market and higher payment requirements on adjustable rate loans that reached their maximum allowed negative amortization. Because real estate prices in California have decreased substantially over the past few quarters, delinquent borrowers are no longer able to sell their homes for sufficient amounts to repay their mortgages. Also, some borrowers have taken out second trust deeds with other lenders since their loan was originated. This makes it more likely that the total encumbrances on their property will exceed its value.

Single family loan delinquencies are likely to continue during the rest of 2008 and 2009. The Bank forecasts that another 181 loans with principal balances totaling $79.5 million will recast during the remainder of 2008 and that another 1,304 loans with principal balances totaling $577.9 million will recast during 2009.

The following table shows activity in real estate owned during the periods indicated:

	Nine months ended
	September 30, 2008	September 30, 2007
	(Dollars in thousands)
Beginning Balance	$21,090	$1,094
Acquisitions	250,705	22,297
Write-downs	(13,172)	(1,785)
Sales of REO	(125,666)	(2,878)
Ending Balance	$132,957	$18,728

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

Total retail and commercial deposits at branch offices decreased by $236.4 million during the third quarter of 2008, and decreased by $175.8 million during the first nine months of 2008. This brought total retail and commercial deposits to 68% of deposits at September 30, 2008 compared to 70% at September 30, 2007. The Bank is actively seeking to expand its retail sources of deposits through the establishment of additional branch offices. One new retail branch office was opened during the third quarter of 2008 in addition to the three branches that opened during the second quarter of 2008 and the one branch opened during the first quarter of 2008. One additional retail branch is expected to open later in 2008.

Telemarketing deposits decreased by $32.1 million and $71.2 million during the third quarter and the first nine months of 2008. These are normally large deposits from pension plans, managed trusts, and other financial institutions. The level of these deposits fluctuates based on the attractiveness of our rates compared to returns available to investors on alternative investments. Telemarketing deposits comprised 2% of total deposits at both September 30, 2008 and September 30, 2007.

The Bank also accepts internet deposits by posting our rates on internet rate boards. Internet deposits increased by $757 thousand during the third quarter of 2008, but decreased by $3.1 million during the first nine months of 2008. Internet deposits comprised 1% of total deposits at both September 30, 2008 and September 30, 2007.

Brokered deposits increased by $745.8 million and $422.3 million during the third quarter and the first nine months of 2008. As a result, brokered deposits increased to 29% of total deposits at September 30, 2008 from 26% at September 30, 2007. The Bank may solicit brokered funds without special regulatory approval because the Bank has sufficient capital to be deemed “well-capitalized” under the standards established by the OTS.

Total borrowings decreased by $256.0 million during the third quarter of 2008 due to a $370.0 million decrease in borrowings under reverse repurchase agreements and a $114.0 million increase in FHLB advances. Total borrowings increased by $109.0 million during the first nine months of 2008 due primarily to a net increase of $229.0 million in FHLB advances and a $120.0 million decrease in borrowings under reverse repurchase agreements. The Bank's credit availability with the FHLB allows the Bank to borrow up to 45% of total assets as computed for regulatory purposes. At September 30, 2008, the Bank's unused borrowing capacity at the FHLB was $626.7 million.

Internal sources of funds include amortized principal payments that can vary based upon the borrower’s option to adjust their loan payment amounts, as well as prepayments. The level of prepayment activity fluctuates based upon the availability of loans with lower interest rates and lower monthly payments. Since many lenders have tightened their credit standards during 2008 making it more difficult for borrowers to refinance their homes, prepayments have decreased.. Loan prepayments and principal reductions totaled $160.7 million and $780.8 during the third quarter and the first nine months of 2008, compared to $529.3 million and $2.1 billion during the third quarter and the first nine months of 2007. Proceeds from the sale of loans to other financial institutions are another internal source of funds. However, the Bank sold only a few loans during the first nine months of 2008 due to the unfavorable secondary market conditions that started in the second quarter of 2007. Since that time, the Bank has been focusing on originating loans for its own portfolio.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

See “Management’s Discussion and Analysis of Consolidated Balance Sheets and Consolidated Statements of Income- Asset/Liability Management” on page 26 hereof for quantitative and qualitative Disclosures about market risk.

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

PART II – OTHER INFORMATION

Item 6. Exhibits

(3(i))	Restated Certificate of Incorporation filed as Exhibit 3.1 to Form 10-K for the fiscal year ended December 31, 1999 and incorporated by reference.
(3(ii))	Amended and Restated Bylaws filed as Exhibit 3(ii) to Form 8-K filed June 27, 2008 and incorporated by reference.
(4.1)	Second Amended and Restated Rights Agreement dated as of October 23, 2008, filed as Exhibit 4.1 to Form 8-A/A, dated October 28, 2008 and incorporated by reference.
(10.1)	Amended and Restated Supplemental Executive Retirement Plan dated October 23, 2008 filed as Exhibit 10.1 to Form 8-K filed October 28, 2008 and incorporated by reference.
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

(10.4)	2007 Non-employee Directors Restricted Stock Plan filed as Appendix A to Schedule 14A, Proxy Statement for the Annual Stockholders’ Meeting held on April 26, 2006 and incorporated by reference.
(31.1)*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31.2)*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32.1)**	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(32.2)**	Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRSTFED FINANCIAL CORP.
Registrant

Date: November 10, 2008
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

Dated this 10th day of November, 2008
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

Dated this 10th day of November, 2008
By: /s/ Douglas J. Goddard
Douglas J. Goddard
Chief Financial Officer

Exhibit 32.1

CEO CERTIFICATION

The undersigned, as Chief Executive Officer hereby certifies, to the best of her knowledge and belief, that:

(1)
the Form 10-Q of FirstFed Financial Corp. (the "Company") for the quarterly period ended September 30, 2008 (the "Report ") accompanying this certification fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company for such period.

FIRSTFED FINANCIAL CORP.
Registrant

Date: November 10, 2008
By: /s/ Babette E. Heimbuch
Babette E. Heimbuch
Chief Executive Officer

This certification is made solely for purposes of complying with the provisions of Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, and is not
being filed forpurposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company, whether made before or after thedate of hereof, regardless of any general incorporation language into such filing.

Exhibit 32.2

CFO CERTIFICATION

The undersigned, as Chief Financial Officer hereby certifies, to the best of his knowledge and belief, that:

(1)
the Form 10-Q of FirstFed Financial Corp. (the "Company") for the quarterly period ended September 30, 2008 (the "Report ") accompanying this certification fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company for such period.

FIRSTFED FINANCIAL CORP.
Registrant

Date: November 10, 2008
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