Form 10-K
period 2008-12-31
FIRSTFED FINANCIAL CORP
filed 2009-03-31
CIK 810536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2008
OR
[X]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _____ to _____________

Commission File Number: 1-9566
FirstFed Financial Corp.
(Exact name of registrant as specified in its charter)

Delaware	95-4087449
(State or other jurisdiction of	(I. R. S. Employer Identification No.)
incorporation or organization)

12555 W. Jefferson Blvd
Los Angeles, California	90066
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  (310) 302-5600

Securities registered pursuant to Section 12(b) of the Act:
Common Stock $0.01 par value
(Title of Class)

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [   ]    No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
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
Large accelerated filer [   ]                                     Accelerated filer [X]                                     Non-accelerated filer [   ]                                     Smaller reporting company [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [   ]    No [X]

The approximate aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2008 was $97,681,000, based on the closing sales price of the registrant’s common stock on the New York Stock Exchange on such date of $8.04 per share.  For purposes of the preceding sentence only, all directors, executive officers and beneficial owners of ten percent or more of the common stock, as well as participants in the Company’s Employee Stock Ownership Plan (“ESOP”), are assumed to be affiliates.

The number of shares of registrant’s $0.01 par value common stock outstanding as of March 23, 2009: 13,684,553.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive proxy statement for the 2009 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2008.

Disclosure Regarding Forward-looking Statements

This Annual Report on Form 10-K for the year ended December 31, 2008 includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical facts, included in this Annual Report that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, including, but not limited to, such matters as future product development, business development, competition, future revenues, business strategies, expansion and growth of the Company’s operations and assets and other such matters are forward-looking statements. These kinds of statements are signified by words such as “believes,” “anticipates,” “expects,” “intends,” “may”, “could,” and other similar expressions. However, these words are not the exclusive means of identifying such statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, including the risk factors discussed below, general economic and business conditions, the business opportunities (or lack thereof) that may be presented to and pursued by the Company, changes in law or regulations and other factors, many of which are beyond the Company’s control. Specific factors that could cause results to differ materially from historical results or those anticipated are: (1) the ability and willingness of borrowers to pay their mortgage loans, which is affected by external factors such as interest rates, the California real estate market and the strength of the California market, in particular employment levels ; (2) fluctuations between consumer interest rates and the cost of funds; (3) federal and state regulation of lending, deposit and other operations; (4) competition for financial products and services within the Bank’s market areas; (5) operational and infrastructural risks; (6) capital market activities; (7) critical accounting estimates; and (8) other risks detailed in reports filed by the Company with the Securities and Exchange Commission. Investors are cautioned that any such statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in the forward-looking statements. The Company does not undertake to update any forward-looking statements, except to the extent that it is obligated to do so under applicable law. You should carefully review the detailed discussion of risk factors applicable to us contained in “Item 1A – Risk Factors” as well as additional disclosures contained in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.

FirstFed Financial Corp.

PART I

ITEM 1. — BUSINESS

General Description

           FirstFed Financial Corp., a Delaware corporation ("FFC” and, collectively with its sole and wholly-owned subsidiary, First Federal Bank of California (the "Bank"), the "Company"), was incorporated on February 3, 1987. Since September 22, 1987, FFC has operated as a savings and loan holding company engaged primarily in the business of owning the Bank. Because the Company does not presently engage in any significant independent business operations, substantially all income and performance figures herein reflect the operations of the Bank.

            The Bank was organized in 1929 as a state-chartered savings and loan association, and, in 1935, converted to a federal mutual charter. In February 1983, the Bank obtained a federal savings bank charter, and, in December 1983, converted from mutual to stock ownership. Our executive offices are located at 12555 W. Jefferson Boulevard, Los Angeles, California 90066 and our telephone number is (310) 302-5600.

FFC is a savings and loan holding company and, as well as the Bank, is subject to examination and regulation by the Office of Thrift Supervision (“OTS”). Our deposits are insured through the Deposit Insurance Fund (“DIF”) of the Federal Deposit Insurance Corporation (“FDIC”), and we are subject to regulation by the FDIC. We are a member of the Federal Home Loan Bank (“FHLB”) of San Francisco, which is one of the 12 regional banks comprising the Federal Home Loan Bank System. We are also subject to certain regulations of the Board of Governors of the Federal Reserve System (“FRB”) with respect to reserves required to be maintained against deposits and certain other matters. See “—Summary of Material Legislation and Regulations”.

The Company’s periodic and current reports are available free of charge on our website at www.firstfedca.com as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”).

In 2008, our principal business was attracting checking and savings deposits from the general public and using such deposits, together with borrowings and other funds, to make real estate, business and consumer loans.  Since the end of 2008, we have ceased origination of most types of loans.  See “—Recent Developments” for a discussion of changes made to our business in 2009.

We derive our revenues principally from interest and fees on loans and interest on investments. Our major items of expense are interest on deposits and borrowings, and general and administrative expense.

                As of December 31, 2008, we operated 39 full-service banking branches, all located in Southern California. Permission to operate full-service branches is granted by the OTS. In addition to these branches, we operate a call center that conducts transactions with deposit and loan clients by telephone, and an internet website through which clients can open accounts, transfer funds or pay bills. We offer wealth management and trust services to complement the other services offered by our retail branches and our business banking division. Revenues from wealth management and trust services have comprised less than 1% of revenues for each of the last three years. In 2008, we operated two lending offices, one in Southern California, which was open for the entire year, and one in Northern California, which was closed in July of that year.

            At December 31, 2008, the Company had assets totaling $7.5 billion, compared to $7.2 billion at December 31, 2007 and $9.3 billion at December 31, 2006. Total assets increased at the end of 2008 compared to 2007 primarily because the Bank increased its cash liquidity by $337.5 million. In 2007, total assets decreased from 2006 due to loan payoffs and charge-offs, and a decline in loan originations. The Company recorded a net loss of $401.7 million for 2008, compared to net income of $92.9 million for 2007 and $129.1 million for 2006.

            During 2008, the Bank originated loans in both Southern California and Northern California. Single family loans originated in Northern California comprised 43% of the total number of loans originated during 2008, compared to 33% during 2007 and 42% during 2006. The majority of the residential loans we originated during the last three years were obtained from wholesale loan brokers. Residential loans were also offered by all of our full-service branches. In addition, we have an income property lending group and a commercial banking group, both of which lend primarily in Southern California. See “—Recent Developments” for information on our current lending practices.

The Bank has three wholly-owned subsidiaries: Seaside Financial Corporation, Oceanside Insurance Agency, Inc., and Santa Monica Capital Group, all of which are California corporations. See "—Subsidiaries."

Recent Developments

To understand the impact of these recent developments on the Company, you should carefully review the detailed discussion of risk factors applicable to us contained in “Item 1A – Risk Factors” as well as additional disclosures contained in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.

Issuance of Cease and Desist Orders by the OTS

On January 26, 2009, FFC and the Bank each consented to the issuance of an Order to Cease and Desist (the “Company Order” and the “Bank Order,” respectively, and together, the “Orders”) by the OTS.

The Company Order requires that FFC notify, or in certain cases receive the permission of, the OTS prior to (i) declaring, making or paying any dividends or other capital distributions on its capital stock; (ii) incurring, issuing, renewing, repurchasing or rolling over any debt, increasing any current lines of credit or guaranteeing the debt of any entity; (iii) making payments (including, without limitation, principal, interest or fees of any kind) on any existing debt; (iv) making certain changes to its directors or senior executive officers; (v) entering into, renewing, extending or revising any contractual arrangement related to compensation or benefits with any of its directors or senior executive officers; and (vi) making any golden parachute payments or prohibited indemnification payments.  The Company Order also required that FFC submit to the OTS within fifteen (15) days a detailed capital plan to address how the Bank will remain “well capitalized” (as defined in 12 C.F.R. § 565.4) at each quarter-end through December 31, 2011, which FFC did submit in a timely manner.

The Bank Order requires that the Bank notify, or in certain cases receive the permission of, the OTS prior to (i) increasing its total assets in any quarter in excess of an amount equal to net interest credited on deposits during the quarter (other than for balance sheet increases resulting from activities to maintain liquidity); (ii) making certain changes to its directors or senior executive officers; (iii) entering into, renewing, extending or revising any contractual arrangement related to compensation or benefits with any of its directors or senior executive officers; (iv) making any golden parachute or prohibited indemnification payments; (v) paying dividends or making other capital distributions on its capital stock; (vi) entering into certain transactions with affiliates; and (vii) entering into third-party contracts outside the normal course of business.  The Bank Order also required that the Bank submit to the OTS within fifteen (15) days a detailed capital plan to address how the Bank will remain “well capitalized” (as defined in 12 C.F.R. § 565.4) at each quarter-end through December 31, 2011, which the Bank did timely submit. If the Bank fails to remain “well capitalized,” the Bank must then submit to the OTS a detailed contingency plan to accomplish either a merger with or acquisition by another federally insured institution or holding company thereof, or a voluntary liquidation of the Bank. The Bank must also submit to the OTS within prescribed time periods a classified asset reduction plan, liquidity plan, business plan and loan documentation plan, and refrain from any unsafe and unsound practices that resulted in the current high level of classified assets, inadequate capital, poor earnings and reliance on wholesale funding. To date, the Bank has timely complied with the plan submission requirements set forth in the Bank Order.

In addition, since December 30, 2008, the Bank has needed the prior approval of the OTS in order to roll over existing brokered deposits or accept new brokered deposits.

Any material failure to comply with the provisions of the Orders could result in enforcement actions by the OTS. While FFC and the Bank each intend to take such actions as may be necessary to enable it to comply with the requirements of its respective Order, there can be no assurance that it will be able to comply fully with the provisions of such Order, or to do so within the timeframes required, that compliance with such Order will not be more time consuming or more expensive than anticipated, or that efforts to comply with such Order will not have adverse effects on its operations and financial condition.

Suspension of Portfolio Lending and Reduction in Workforce

On January 26, 2009, in an effort to comply with the asset growth limitations contained in the Orders, we suspended lending for our own portfolio. As a result, we reduced the staff of the Bank by 62 persons, or approximately 10% of the Bank’s then-current workforce. The reductions came primarily from the Bank’s single family lending and commercial lending operations as well as some reduction in support areas of the Bank. As a result of these reductions, we currently expect to record approximately $560 thousand in charges for salary and benefits, to be paid in accordance with the California Relocations, Terminations and Mass Layoffs Act, during the quarter ending March 31, 2009. We currently expect this workforce reduction to result in estimated annualized compensation cost savings of approximately $4.2 million.

Common Stock Suspension from Trading on the New York Stock Exchange and Subsequent Delisting

On February 26, 2009, NYSE Regulation, Inc. announced that it had determined that our common stock should be suspended from trading prior to market opening on Wednesday, March 4, 2009 as a result of our failure to satisfy the continued listing standards of the New York Stock Exchange (the “NYSE”). Specifically, we no longer complied with Rule 802.01B as such rule is currently in effect, which requires that a listed company’s average global market capitalization over a consecutive 30-day trading period not be less than $15 million. NYSE Regulation, Inc. announced further that it intends to apply to the Securities and Exchange Commission to delist our common stock pending completion of applicable procedures, including any appeal by us of the delisting decision. We do not currently intend to take any further action to appeal the delisting decision. Our common stock began being quoted on the over-the-counter market under the symbol “FFED.pk” beginning on March 4, 2009.

Termination of Servicing Rights for FHLMC Loans Made by the Bank

    In February 2009, the Federal Home Loan Mortgage Corporation ("FHLMC") terminated the Bank as a servicer of loans with FHLMC. As a result, the servicing of $71.3 million in loans was transferred to new servicers and the related custodial accounts were surrendered. As of February 28, 2009, the Bank owned $37.9 million in mortgage-backed securities issued by FHLMC that were backed by some of the loans the servicing of which has now been transferred to successor servicers.

Non-Payment of Interest Due March 16, 2009 on Outstanding FFC Debt

                FFC has $150.0 million in outstanding unsecured fixed/floating rate senior debentures as of December 31, 2008. The Company Order issued by the OTS prohibits FFC from making payments (including, without limitation, principal, interest or fees of any kind) on any existing debt without the consent of the OTS.  FFC did not receive consent from the OTS to make the aggregate $2.3 million in interest payments due on March 16, 2009.

                Under the indentures governing the debentures, a default in the payment of any interest when it becomes due and payable that is not cured within 30 days is an “event of default.” If an event of default occurs and is continuing with respect to the debentures, the trustee or the holders of not less than 25% in aggregate principal amount of the debentures then outstanding may declare the entire principal of the debentures and the interest accrued thereon immediately due and payable.  In addition, we may be required to pay additional interest on the debentures and the costs and expenses of collection, including reasonable compensation to the trustee, its agents, attorneys and counsel.  If the outstanding debt is accelerated and we are unable to pay it, we could be forced into bankruptcy.  .

Current Operating Environment

            Our operating results are significantly influenced by national and regional economic conditions, monetary and fiscal policies of the federal government, local housing demand and affordability, and general levels of interest rates.

        The single family housing market in California, which began to deteriorate during 2007, continued to do so throughout 2008. According to a California Association of Realtors press release dated January 27, 2009, the  statewide annual median price of an existing home in California fell by 38% for all of 2008 compared to 2007. The state of California is widely considered to have entered a recession during 2008, if it had not already done so in 2007. According to the UCLA Anderson Forecast for the Nation and California (“Forecast”), “retail and professional and business services employment have taken over from residential construction and finance as the principal drivers of the current downturn.” The Forecast predicts that real personal income will continue to decline throughout 2009 and that unemployment will continue to increase throughout the year. The recession and increasing unemployment are likely to cause rising delinquencies and foreclosures in the Bank’s loan portfolio during 2009.

            A large portion of the loan portfolio originated during the past several years consisted of adjustable rate mortgages that allow borrowers to make a minimum payment that is less than what would be required to pay for the interest due on the loan, resulting in negative amortization whereby the unremitted interest portion gets added to the outstanding principal balance on the loan. Once the maximum allowed negative amortization is reached, the loan “recasts,” meaning that the payment increases in accordance with the terms of the original note and borrowers are required to remit that higher payment. Adjustable rate loans that have reached their maximum allowable negative amortization and now require an increased payment contributed to the increase in our delinquent loans during 2008. Based on borrower payment histories, the Bank estimates that 1,741 mortgages with principal balances totaling $802.3 million reached their maximum negative amortization and were scheduled to recast during 2008. This compares to 1,550 loans with balances totaling approximately $720.8 million that reached their maximum negative amortization and were scheduled to recast during 2007. We expect another 913 mortgages with principal balances totaling $396.0 million could reach their maximum negative amortization and recast in 2009. These mortgage recasts could lead to further delinquencies and foreclosures, particularly if economic conditions do not improve during this time frame. Deteriorating housing values combined with worsening economic conditions, and specifically the rise in unemployment in the fourth quarter of 2008, contributed to increasing delinquencies in our portfolio, irrespective of recasts caused by negative amortization caps.

            Many borrowers who had hoped to refinance mortgages after the initial payment period are now finding it difficult to find and/or qualify for new loans. Also, since many non-bank lenders exited the mortgage markets during the second half of 2007, there have been fewer financing options available for borrowers compared to previous years. During 2008, many borrowers began finding: (1) more stringent documentation requirements than when they initially obtained their loans, (2) that they could not refinance their loan for the same amount because their property is worth less than at loan origination, and (3) their principal balance may have been 10 to 25% higher than the original loan amount due to negative amortization. As a result, these borrowers may be unable to refinance and be faced with fully-amortizing payment amounts on their existing loans that could increase their payments by as much as 150%. The Bank has implemented a loan modification program to help many of these borrowers stay in their homes. See "—Loan Modifications."

Single family non-accrual loans (greater than 90 days delinquent or in foreclosure) increased to $403.8 million at December 31, 2008 from $179.7 million as of December 31, 2007 and $18.5 million at December 31, 2006. Due to the increase in single family non-accrual loans, our non-performing assets ratio increased to 7.00% of total assets at the end of 2008 from 2.79% of total assets at the end of 2007 and 0.21% of total assets at the end of 2006.

            We continually monitor the sufficiency of the collateral supporting our real estate loan portfolio based on many factors, including property location, date of loan origination, original loan-to-value ratios, documentation type, the amount of negative amortization and approximate changes in home valuations. When the value of the collateral is insufficient, we establish allowances for loan losses.  The ratio of allowances for loan losses (general valuation allowance and valuation allowance for impaired loans) to gross loans receivable was 4.97% at the end of 2008, compared to 1.93% at the end of 2007 and 1.28% at the end of 2006. In addition to changes in delinquency trends, the ratio has been adjusted over the last three years for changes in risk factors for various segments of the portfolio.

            The total provision for loan losses was $570.8 million for 2008. In comparison, we recorded a $32.4 million provision for 2007 and a $12.4 million provision for 2006. See “—Loan Loss Allowance” for additional information.

            Business loans collateralized by inventory, accounts receivable and/or other assets are monitored on a monthly or quarterly basis through reports provided by the borrowers. Site visits and collateral audits are generally required at loan origination and periodically thereafter.

Current Interest Rate Environment

In an effort to spur the economy, the FRB decreased the discount rate six times during 2008 after having decreased the rate four times during 2007. This brought the Federal Funds rate to between 0% and 0.25% at December 31, 2008, down from 4.25% at the end of 2007.

            Typically, our interest rate spread increases during decreasing interest rate environments since savings and borrowing costs respond to decreasing rates faster than does our loan portfolio. However, in 2008, our interest rate spread decreased due to an increase in non-performing loans.

The Bank’s interest rate spread decreased to 2.43% for 2008, compared to 3.06% for 2007 and 2.71% for 2006. The 63 basis point decrease in the interest rate spread in 2008 compared to 2007 was primarily due to the 124% increase in non-performing single family loans during 2008. The 45 basis point increase in the interest rate spread in 2007 compared to 2006 was due to the time lag inherent in our adjustable rate loan portfolio due to contractual terms. These terms cause monthly changes in the indices utilized for adjustable rate loans to be reflected in the loan rate only after a period of sixty to ninety days. The yield on interest-earning assets increased overall during 2007 due to higher rates earned in the first half of the year while the cost of funds showed more of a decrease due to interest rate cuts by the Federal Reserve during the second half of 2007.

            Due to borrower preference, demand for our monthly adjustable rate products typically decreases during periods when interest rates on fixed rate loans are comparable to or less than adjustable rate loans. During 2008, adjustable rate loans comprised only 14% of loan originations. The remaining 86% of loan originations during 2008 was composed of hybrid fixed/adjustable rate loans, which offer a fixed interest rate for the first five years and an adjustable rate thereafter. The overall percentage of adjustable rate loans in the loan portfolio, including hybrid loans, was 71.2% as of December 31, 2008 compared to 90.2% as of December 31, 2007.

            See "Item 7A—Quantitative and Qualitative Disclosures about Market Risk" and ”Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Components of Income—Net Interest Income“ for additional information.

Competition

            We have historically experienced strong competition in attracting and retaining deposits and originating real estate and business loans. We compete for deposits with many of the nation's largest financial institutions that have significant operations in Southern California. Although there was significant consolidation in the banking industry during 2008, deposit competition remained fierce given the industry’s challenging environment relative to earlier periods. Conversely, the competition for originating single family loans decreased during 2008 as banks tightened underwriting standards and curtailed lending in an effort to de-leverage their balance sheets.

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

           We historically have competed for loans primarily with savings institutions, commercial banks, mortgage companies, real estate investment trusts and insurance companies. Commercial banks are our primary competition for business loans. The primary factors in competing for loans are interest rates, loan fees, interest rate caps, interest rate adjustment provisions and the quality and extent of service to borrowers and mortgage brokers. See “—Recent Developments” for an update on the current status of our lending activities-.

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

Yields Earned and Rates Paid

            Net interest income, the major component of earnings for us, depends primarily upon the difference between the combined average yield earned on the loan and investment security portfolios and the combined average interest rate paid on deposits and borrowings, as well as the relative balances of interest-earning assets and interest-bearing liabilities. See "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Components of Income—Net Interest Income" for further analysis and discussion.

Lending Activities

General

            In 2008, our primary lending activity was the origination of loans for the purchase or refinance of residential real property. See “—Recent Developments” for an update on the current status of our lending activities. Our loan portfolio consists primarily of loans made to homeowners on the security of single family dwellings and property owners on multi-family dwellings. The loan portfolio also includes loans secured by commercial and industrial properties, consumer loans and commercial business loans. For an analysis of the loan portfolio composition and an analysis of the types of loans originated, see "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations —Balance Sheet Analysis—Loan Portfolio and Loan Composition."

Origination and Sale of Loans

In 2008, we obtained qualified loan applicants from mortgage brokers, borrower referrals, and the clients of our full-service banking branches. Loan originations were $1.5 billion in 2008, $1.1 billion in 2007, and $2.2 billion in 2006. Loan originations increased in 2008 despite the weak real estate market in California because the Bank had curtailed lending in 2006 and 2007 based on its determination that the market value of single family loans had risen too quickly and may not be sustainable. Additionally, there was less competition for loans in 2008 as many financial institutions cut back on lending given the declining real estate market and implemented more stringent documentation requirements. We also implemented more stringent documentation requirements and underwriting standards in 2008. Fully documented loans with strict qualifying requirements comprised 99% of the loans we originated during 2008.

            We sold $1.4 million of loans during 2008, compared to $417.2 million in 2007 and $481.6 million in 2006. Loans originated for sale during 2008 were less than 1% of loans originated. Loans originated for sale totaled $437.3 million in 2007 and $619.6 million in 2006, which comprised 40.8% and 28.1% of loan originations during 2007, and 2006, respectively. The Bank was no longer able to originate and sell loans in the secondary loan markets during 2008 due to the liquidity crisis that affected mortgage lenders beginning in the third quarter of 2007 and continuing through 2008.

            Due to unfavorable secondary market conditions, certain loans that had been originated for sale were transferred to the “held for investment” portfolio during 2007. Upon this transfer, a $337 thousand adjustment was recorded against gain on sale of loans at the end of the third quarter of 2007. There were no loans held for sale at December 31, 2008 or 2007, whereas loans held for sale at December 31, 2006 were $140.9 million.

                Loans originated for sale were recorded at the lower of carrying amount or fair value. The time from origination to sale varied depending on the type of loan. Adjustable rate loans could take up to six months to sell as the loans were originated and aggregated into pools for delivery. Hybrid fixed/adjustable rate loans were typically sold within 30 to 45 days after origination. During this time period, we were exposed to price adjustments as a result of fluctuations in market interest rates.

The portfolio of mortgage-backed securities, classified as available-for-sale, was recorded at fair value. Unrealized gains of $88 thousand, $34 thousand and $83 thousand, net of tax, were recorded in stockholders’ equity at December 31, 2008, 2007, and 2006, respectively.

           We serviced $53.8 million in loans for other investors as of December 31, 2008. This figure does not include $40.5 million in loans that were formed into mortgage-backed securities with FHLMC and the Federal National Mortgage Association (“FNMA”) and were still owned by us as of December 31, 2008 through our ownership of the resulting mortgage-backed securities. $36.6 million of the loans that we serviced for others as of December 31, 2008 were sold under recourse arrangements ($3.0 million of the loans sold with recourse were formed into mortgage-backed securities and were still owned by us as of December 31, 2008). In accordance with regulatory requirements, we maintain capital for loans sold with recourse as if those loans had not been sold. No further losses were expected on the loans sold with recourse prior to 1990, so the repurchase liability on these loans was eliminated in 2004. The principal balance of loans sold with recourse decreased to $38.6 million at the end of 2008 from $42.2 million at the end of 2007 and $53.2 million at the end of 2006, due to loan payments and payoffs.

            From time to time we form mortgage-backed securities with loans from our loan portfolio for use in collateralized borrowing arrangements. In exchange for the improvement in credit risk when the mortgage-backed securities are formed, guarantee fees are paid to FHLMC or FNMA. Since the securitized loans were initially originated using our standard credit and underwriting guidelines, the mortgage-backed securities that we create generally have the same experience with respect to prepayment, repayment, delinquencies, and other factors as our overall loan portfolio. In January 2005, we completed a loan securitization with FNMA in which $1.3 billion in multi-family loans from our loan portfolio were formed into mortgage-backed securities. At December 31, 2008, the outstanding balance of these loans totaled $501.1 million, compared to $658.5 million and $918.6 million at December 31, 2007 and 2006, respectively. Because we retained full recourse on the securitized loans, the mortgage-backed securities were accounted for as part of our loan portfolio under current accounting literature throughout the three-year period and were not considered as serviced for others. See “—Recent Developments” for a discussion on the termination of our servicing relationship with FHMLC in February 2009.

Interest Rates, Terms and Fees

During the last three years, we originated residential adjustable mortgage loans ("AMLs") with 30 and 40 year terms and interest rates that adjust monthly or semi-annually based upon various indices. We also originated fixed/adjustable hybrid loans, primarily with five year fixed periods. During 2008, hybrid loans comprised 86% of loan originations, compared to 50% during 2007 and 12% during 2006. After the fixed rate period, the primary index to which the hybrid fixed/adjustable rate mortgages convert is the 12 MAT (the 12-month average of the one year U.S. Treasury Security rate).

The indices we have used on adjustable rate loans include the Federal Home Loan Bank's Eleventh District Cost of Funds Index ("COFI"), 12MAT, the 12-month average of the 3-month certificate of deposit Index (“CODI”), and the London Inter-bank Offered Rate (“LIBOR”). The COFI index is the monthly weighted average cost of savings, borrowings and advances of members of the Federal Home Loan Bank of San Francisco. COFI loans comprised 9% of loan originations during 2008, 38% during 2007 and 57% during 2006. 12MAT loans comprised 3% of loan originations during 2008, 9% during 2007 and 23% during 2006. The CODI index is the monthly rate on 3-month certificate of deposits as published by the Federal Reserve Bank and is a simple average based upon the twelve most recent months of data. CODI loans comprised an insignificant percentage of loan originations during 2008 and during 2007 and 6% during 2006. Loans based on LIBOR or other indices have represented an insignificant percentage of our loan originations for the last three years. See "Item 7A—Quantitative and Qualitative Disclosures about Market Risk" for information on risks associated with these indices.

Payment Caps

            There are varying periods for which payments under our loans may be fixed, ranging from one year to five years. Typically, if the payment is fixed for one year, after the first year the payment may be increased by no more than 7.5% each year. If the payment is fixed for three years, after the third year the payments for the fourth and fifth years may be increased by no more than 7.5% for each year. If the payment is fixed for five years, after the fifth year the payment will be adjusted to be interest only or fully-amortized, starting with the sixth year. Typically, an annual payment cap of 7.5% applies for the next five years, subject to the lifetime balance cap described below. Most of our loans, including loans with fixed payment periods of less than or equal to five years, will have payments adjusted (“recast”) every five years without regard to the 7.5% limitation to provide for full amortization over the balance of the loan term. The annual payment cap of 7.5% applies for the next five years. The portfolio of single family loans with a one-year fixed payment was $2.2 billion at December 31, 2008, $3.2 billion at December 31, 2007 and $4.6 billion at December 31, 2006. The portfolio of single family loans with three-to-five year fixed payments was $706.4 million at December 31, 2008, compared to $1.1 billion at December 31, 2007 and $1.8 billion at December 31, 2006.

            Included in the portfolio of single family loans with annual payment caps are Graduated Payment Advantage (“GPA”) loans which start at lower interest rates and increase by pre-determined amounts over the first five years of the loan. After the first five years, these loans are subject to the same payment caps and “recast” provisions as the Bank’s other adjustable rate loans.

            Any interest not paid by the borrower each month is accrued, recognized as income, and added to the principal balance of the loan (“negative amortization”). Payments may revert to the fully-amortizing payment without regard to the payment caps if the loan balance reaches its maximum allowed negative amortization (lifetime balance cap). For loans with an 80% or less loan-to-value ratio at origination, the lifetime balance cap can range from 110% to 125% of the original loan balance. For loans with a loan-to-value ratio over 80% at origination, the lifetime balance cap is generally limited to 110% of the original loan balance. Once the lifetime balance cap is reached, the 7.5% payment cap no longer applies to the loan until the balance falls below the lifetime cap again. At December 31, 2008, loans with a lifetime balance cap of 110%, 115%, 120% and 125% comprised 31%, 5%, 1% and 34%, respectively, of our single family loan portfolio that is susceptible to negative amortization.

            Because AML loan-to-value ratios may increase above those established at the time of loan origination due to negative amortization, when we do lend in excess of 80% of the appraised value, additional fees and higher rates are charged or we may require mortgage insurance to reduce our loss exposure to below 75%.

            At December 31, 2008, 2007, and 2006, negative amortization, included in the balance of loans receivable, totaled $262.9 million, $301.7 million, and $215.8 million, respectively. Negative amortization as a percentage of all single family loans that have negative amortization totaled 9.01% at December 31, 2008, 7.68% at December 31, 2007 and 3.93% at December 31, 2006. Negative amortization decreased in 2008 due to both payoffs and foreclosures of loans with negative amortization, after having increased from 2006 to 2007 primarily due to borrowers electing to make a mortgage payment less than what is required by either the “interest only” or “fully amortizing” option.

            In September 2006, the OTS along with the other federal banking agencies, published the final Interagency Guidance on Non-Traditional Mortgage-Product Risks (“Guidance”), which addressed adjustable rate and interest-only loans. See “—Summary of Material Legislation and Regulations.”

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

           We generally require that borrowers obtain private mortgage insurance on loans in excess of 80% of the appraised property value. Prior to April 2006, on certain loans originated for the portfolio, we charged premium rates and/or fees in exchange for waiving the insurance requirement. Management believed that the additional rates and fees that we received for these loans compensated for the additional risk associated with this type of loan. In certain of these cases when we waived the insurance requirement, we purchased private mortgage insurance with our own funds. At December 31, 2008, 67% of loans with mortgage insurance are insured by RMIC, the Republic Mortgage Insurance Company, and 32% are insured by MGIC, the Mortgage Guaranty Insurance Corporation. Under certain mortgage insurance programs, we continue to act as co-insurer and participate with the insurer in absorbing any future loss. As of December 31, 2008, 2007 and 2006, loans with co-insurance totaled $110.4 million, $212.0 million and $295.1 million, respectively. Loans with initial loan-to-value ratios greater than 80% with no private mortgage insurance totaled $129.1 million at December 31, 2008, $175.9 million at December 31, 2007 and $292.4 million at December 31, 2006.

            The Bank did not originate “piggy-back” loans, in which both a first mortgage and a second mortgage are made on the same property, for its loan portfolio. However, without the Bank’s knowledge, borrowers may obtain second mortgages from other financial institutions. These second mortgages increase the likelihood that borrowers will have difficulty making loan payments in the future. The Bank periodically purchases data in order to identify loans with second trust deeds in portions of its loan portfolio. Based solely on data purchased in September 2008 for approximately 65% of the Bank’s single family loan portfolio, approximately 21% of that sample was secured by properties encumbered by second mortgage that were originated by other financial institutions and are subordinate to our loan as of December 31, 2008.

            Loans with 40-year terms were approximately 45%, 60%, and 80% of loan originations during 2008, 2007, and 2006, respectively. The level of loans with 40-year terms varies based on the “affordability” of houses in our market areas.
The following table shows the contractual maturities of our loan portfolio at December 31, 2008:

	Loan Maturity Analysis
	Total Balance	1 Year or Less	> 1 Year to 5 Years	> 5-10 Years	> 10-20 Years	> 20-30 Years	> 30 Years
	(Dollars in thousands)
Interest rate sensitive loans:
AMLs	$4,291,234	$453,617	$309,220	$489,012	$1,134,552	$1,245,934	$658,899
Hybrid Fixed/Adjustable loans	2,154,514	14,876	36,692	120,955	595,698	1,024,695	361,598
Fixed rate loans	20,063	4,177	3,232	5,557	4,922	2,175	—
Commercial business loans	79,378	20,621	58,757	—	—	—	—
Land loans	4,201	1,014	3,187	—	—	—	—
Consumer and other loans	35,015	8,875	26,140	—	—	—	—
Total	$6,584,405	$503,180	$437,228	$615,524	$1,735,172	$2,272,804	$1,020,497

Non-accrual, Past Due, Impaired and Restructured Loans

We establish allowances for delinquent interest equal to the amount of accrued interest on all loans 90 days or more past due or in foreclosure. This practice effectively places such loans on non-accrual status for financial reporting purposes.

The following is a summary of non-accrual loans for which delinquent interest allowances had been established as of December 31 of each year presented:

	2008	% of Total	2007	% of Total	2006	% of Total	2005	% of Total	2004	% of Total
	(Dollars in thousands)
Non-accrual loans:
Single family	$403,777	100%	$179,679	99.6%	$18,474	99.9%	$3,569	71.9%	$4,590	92.1%
Multi-family	41	—	—	—	—	—	—	—	391	7.8
Commercial	—	—	720	0.4	12	0.1	1,364	27.5	—	—
Consumer	—	—	14	—	11	—	13	0.2	4	0.1
Business	—	—	—	—	—	—	20	0.4	—	—
Total non-accrual loans	$403,818	100%	$180,413	100.0%	$18,497	100.0%	$4,966	100.0%	$4,985	100.0%

            The allowance for delinquent interest, based on loans past due more than 90 days or in foreclosure, totaled $22.3 million, $7.8 million, $769 thousand, $147 thousand, and $256 thousand at December 31, 2008, 2007, 2006, 2005, and 2004, respectively.

Our modified loans result primarily from our programs to modify negatively amortizing adjustable rate loans. As of December 31, 2008, we had modified $590.4 million in loans and, among those loans, $572.3 million were considered troubled debt restructurings and $18.1 million were not considered troubled debt restructurings. Troubled debt restructurings are included in impaired loans. There were no modified loans that were not troubled debt restructurings as of December 31, 2007 and there were $1.8 million in modified loans that were not considered troubled debt restructurings as of December 31, 2006. Modified loans 90 days or more delinquent were $38.6 million as of December 31, 2008. No modified loans were 90 days or more delinquent as of December 31, 2007 or 2006.

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

On modified loans that are considered troubled debt restructurings, the Bank establishes an impaired loan valuation allowance for the difference between the recorded investment of the original loan at the time of modification and the expected cash flows of the modified loan (discounted at the effective interest rate of the original loan during the modification period.) The difference is recorded as a provision for loan losses during the current period and subsequently amortized over the expected life of the loan as an adjustment to the loan yield or as an adjustment to the loan loss provision if the loan is prepaid.

Valuation allowances on impaired loans totaled $46.7 million at December 31, 2008 and $555 thousand at December 31, 2007. There were no valuation allowances on impaired loans at December 31, 2006.

The following is a summary of impaired loans, net of valuation allowances for impairment at the dates indicated:

	At December 31,
	2008	2007	2006
		(In thousands)
Troubled debt restructuring loans	$572,307	$1,799	$—
Non-accrual loans	152,227	20,112	2,544
Other impaired loans	1,257		2,894
	$725,791	$23,536	$5,438

At December 31, 2008, 2007 and 2006, all impaired loans were secured by single family properties.

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

        The following is an analysis of the activity in our valuation allowances for impaired loans during the periods indicated (in thousands):

Balance at December 31, 2003	$496
Net charge-offs	—
Balance at December 31, 2004	496
Net charge-offs	(1,596)
Provision for loan losses	1,100
Balance at December 31, 2005	—
Net charge-offs	—
Balance at December 31, 2006	—
Provision for loan losses	555
Balance at December 31, 2007	555
Provision for loan losses	62,256
Yield adjustment on troubled debt restructurings (1)	(4,898)
Net charge-offs	(11,178)
Balance at December 31, 2008	46,735

(1)  The yield adjustment on troubled debt restructurings results from the amortization of the valuation allowance established on modified loans based on the difference between the recorded investment of the original loan at the time of modification and the expected cash flows of the modified loan (discounted at the effective interest rate of the original loan during the modification period.) The amortization is recorded over the expected life of the loan as an adjustment to the loan yield or as an adjustment to the loan loss provision if the loan is prepaid.

Cash payments received from impaired loans are recorded in accordance with the contractual terms of the loan. The principal portion of the payment is used to reduce the principal balance of the loan, whereas the interest portion is recognized as interest income.

The following is a summary of information pertaining to impaired and non-accrual loans:

	December 31,
	2008	2007	2006
	(In thousands)
Impaired loans without a valuation allowance	$18,050	16,606	$5,438
Impaired loans with a valuation allowance	$754,476	7,485	$—
Valuation allowances related to impaired loans	$(46,735)	(555)	$—

Non-accrual loans	$403,818	180,413	$18,497

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Average investment in impaired loans	$363,328	$13,278	$6,767
Total interest income recognized on impaired loans	$16,203	$549	$689
Interest income recognized on a cash basis on impaired loans	$12,773	$508	$562

See “—Non-performing Assets” for a further discussion of problem loans.

Internal Asset Review System

We classify our assets according to a nine-tier risk rating system. The nine risk grades are segmented into three general groups: “Unclassified” (Pass 1 through 5), “Criticized” (Special Mention), and “Classified” (Substandard, Doubtful and Loss). In determining the appropriate risk grade for an asset, consideration is given to a number of factors affecting the timely liquidation of the asset, including but not limited to the cash flow provided by the collateral, the financial condition of borrowers, guarantors and endorsers, collateral value and payment history. For internal asset review purposes, assets are segregated into two groups: homogeneous and non-homogeneous assets.

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

Loan Loss Allowance

We maintain a general valuation allowance for loan losses due to the inherent risks in the loan portfolio that have yet to be specifically identified. Our loan portfolio is stratified based on factors affecting the perceived level and concentration of risk, including the type of collateral, the extent of borrower documentation obtained, the estimated current loan-to-value ratio, whether or not the borrower faces a future payment increase, credit classification and geographic location.

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

Based on this methodology, we recorded a $570.8 million provision for loan losses during 2008, $32.4 million during 2007 and $12.4 million during 2006.

We stopped originating “stated income/stated asset” loans (“SISA” loans) and no income/no asset verification loans (“NINA” loans) in October 2007, but continued to originate “stated income/verified asset” loans (“SIVA” loans) until February 2008. Loans that allow for a reduced level of borrower documentation at origination continue to represent a significant percentage of loans in our loan portfolio. At December 31, 2008, approximately 9%, 25%, and 25% of our single family loan portfolio was comprised of loans that originated as NINA, SIVA, or SISA, respectively. This compares to 12%, 32%, and 32% of our single family loan portfolio being NINA, SIVA, or SISA loans, respectively, at December 31, 2007. We adjusted the interest rates, loan-to-value ratios and required credit scores at loan origination on these reduced documentation loans in an attempt to compensate for the additional risks the lack of documentation may pose. We have consistently required complete and customary documentation on multi-family and other types of real estate loans.

As part of our loan modification process, we get complete and customary documentation from borrowers so that, excluding loans that originated with less-than-full documentation but were subsequently modified based on full documentation, the remaining loans at December 31, 2008 that still have only NINA, SIVA or SISA documentation are approximately 7%, 20% and 19%, respectively.

The following is an analysis of the activity in our general loan valuation allowance for the periods indicated:

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands)
Beginning general loan valuation allowance	$127,503	$109,768	$97,558	$78,675	$75,238
Provision for loan losses	508,544	31,845	12,400	18,650	3,000
Charge-offs, net of recoveries:
Single family	(353,203)	(13,977)	(35)	11	120
Multi-family	—	—	2	189	237
Commercial	(2,037)	(52)	(53)	85	(7)
Non-real estate	(622)	(81)	(104)	(52)	87
Total net (charge-offs) recoveries	(355,862)	(14,110)	(190)	233	437
Ending general loan valuation allowance	$280,185	$127,503	$109,768	$97,558	$78,675

We recorded total net charge-offs of $358.1 million against the general valuation allowance and $11.2 million against the valuation allowances for impaired loans during 2008. The high level of charge-offs during 2008 was due to the weakened real estate market in California, particularly in the second half of the year, the inability of borrowers to afford an increased payment or to refinance their loan at the end of their low initial fixed payment period and the significant increase in job losses in the fourth quarter of the year. The Bank establishes a specific reserve to charge off assets with identified weaknesses that may render all or part of the asset uncollectible. Charge-offs during 2008 included partial charge-offs of $78.9 million on loans delinquent greater than 120 days for which the foreclosure process had not been completed for various administrative and regulatory reasons. The low level of charge-offs during the previous four years was attributable to the relatively strong economy and real estate market in California during those years. An increase in charge-offs may adversely impact our future loan loss allowance and net income if those charge-offs are above the levels factored into our general valuation allowance.

The ratio of general loan loss allowances to gross loans receivable was 4.97%, 1.93%, 1.28%, 1.00% and 1.15% at December 31, 2008, 2007, 2006, 2005 and 2004, respectively.

The following table details the general valuation allowance by loan type at the dates indicated:

	December 31,
	2008	% of Total	2007	% of Total	2006	% of Total	2005	% of Total	2004	% of Total
	(Dollars in thousands)
Real estate loans:
Single family	$265,331	94.7%	$116,191	91.1%	$83,934	76.5%	$68,329	70.0%	$48,271	61.4%
Multi-family	8,208	2.9	6,352	5.0	17,686	16.1	20,486	21.0	19,570	24.9
Commercial	1,885	0.7	1,760	1.4	2,395	2.2	3,221	3.3	5,053	6.4
Land	86	0.0	85	0.1	—	—	148	0.2	508	0.6
Total real estate loans	275,510	98.3%	124,388	97.6	104,015	94.8	92,184	94.5	73,402	93.3

Non-real estate loans:
Commercial	4,010	1.4	2,439	1.9	3,626	3.3	2,855	2.9	2,618	3.3
Consumer	694	0.3	674	0.5	2,127	1.9	2,519	2.6	2,655	3.4
Other	(29)	—	2	—	—	—	—	—	—	—
Total non-real estate loans	4,675	1.7%	3,115	2.4	5,753	5.2	5,374	5.5	5,273	6.7
Total	$280,185	100.0%	$127,503	100.0%	$109,768	100.0%	$97,558	100.0%	$78,675	100.0%

During 2008, the exposure base of single family loans decreased by $274.1 million. However, because of a general deterioration in real estate and employment markets and increased concerns about specific portions of the single family loan portfolio, we increased the general valuation allowance by $149.1 million. To more accurately assess risk in the single family loan portfolio, we updated our internal estimates of home values in order to estimate current collateral values for the portfolio and we purchased data on second trust deeds in order to estimate total borrower debt. This information was used to make adjustments to the calculation of the general valuation allowance for the single family loan portfolio. The exposure base for multi-family loans increased by $226.5 million resulting in an increase in the general valuation allowance of $1.9 million. The exposure base for commercial real estate loans decreased by $10.4 million and the general valuation allowance increased by $124 thousand.

During 2007, the exposure base of single family loans decreased by $1.8 billion. However, because of a general deterioration in the real estate market and increased concerns about specific portions of the single family loan portfolio, we increased the general valuation allowance by $32.3 million. To more accurately assess risk in the single family loan portfolio, we updated home values in order to estimate current collateral values for the portfolio and we purchased data on second trust deeds in order to estimate total borrower debt. This information was used to make adjustments to the calculation of the general valuation allowance for the single family loan portfolio. During the second half of 2007, we analyzed the actual delinquency, foreclosure and loss experience of our single-family portfolio and, based on this analysis, adjusted foreclosure and loss ratios for the single family portfolio general valuation allowance for the fourth quarter of 2007. The exposure base for multi-family loans decreased by $102.2 million. Because the multi-family portfolio is seasoned with only one loan delinquent at December 31, 2007 and the multi-family real estate market is very strong in the geographic areas that we operate, the general valuation allowance allocation factors (“GVA factors”) for multi-family real estate were reduced in 2007. The decrease in exposure base and the decrease in the multi-family GVA factors resulted in a decrease in the general valuation allowance of $11.3 million. The exposure base for commercial real estate loans decreased by $37.5 million, resulting in a decrease in the general valuation allowance of $634 thousand.

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

Depending on the economy and the California real estate and employment markets, increases in the general valuation allowance may be required in future periods. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our general valuation allowance. These agencies may require us to establish additional general valuation allowances based on their judgment of the information available at the time of their examination.

See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Asset Quality—Asset Quality Ratios” for an analysis of our general valuation allowances as a percentage of non-performing loans and loans receivable.

            Our Asset Classification Committee meets at least quarterly to review and monitor the condition of our loan portfolio. Additionally, a special workout group of our officers meets at least monthly to review delinquent loan situations and to ensure that actions are being taken to enforce our security interest in properties pending foreclosure and liquidation.

Non-performing Assets

            Generally, when a real estate loan becomes more than 90 days delinquent, we commence the foreclosure process and, if necessary, establish a specific valuation allowance. The September 2008 implementation of California’s Perata Mortgage Relief Bill signed into law by Governor Schwarzenegger in July 2008 extended the time period before a loan could be placed in foreclosure beyond the formerly customary 90 days by an additional 30 to 60 days. The California Foreclosure Prevention Act, which goes into effect in May 2009, adds 90 days to the statutory waiting period between the recording of a notice of default on certain first lien mortgages on owner-occupied properties and the giving of a notice of sale unless a servicer receives an exemption order from its applicable state regulatory commissioner based on having a “comprehensive” loan modification program. See “—Summary of Material Legislation and Regulations.” We acquire title to the property in most foreclosure actions in which the loan is not reinstated by the borrower. Once real estate is acquired in settlement of a loan, the property is recorded at the lower of carrying amount or fair value.

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

            The following table provides information regarding our REO for the periods indicated:

	Year Ended December 31,
	2008	2007	2006
Beginning balance	$21,090	$1,094	$—
Acquisitions	338,686	45,685	1,523
Write-downs	(23,753)	(4,241)	(59)
Sales	(218,359)	(21,448)	(370)
Ending balance	$117,664	$21,090	$1,094

For a further discussion of REO, see "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Non-Performing Assets."

Other Interest-Earning Assets

We owned no contractually delinquent interest-earning assets other than loans as of December 31, 2008.

Investment Activities

            It has historically been our policy to maintain liquidity investments at a modest level and to use available cash to originate mortgages that normally command higher yields. Therefore, interest income on investments generally represents less than 5% of total revenues. In response to the credit concerns in the financial markets, the Bank maintained higher than normal liquidity at the end of 2008. Since portfolio lending was suspended in early 2009, available cash is no longer used to originate mortgages. The total of cash and cash equivalents was $391.5 million at December 31, 2008 compared to $54.0 million at December 31, 2007 and $151.1 million at December 31, 2006.

Collateralized Mortgage Obligations

The following table summarizes the portfolio of collateralized mortgage obligations at fair value by type at the end of the periods indicated:

	At December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Collateralized mortgage obligations (“CMO’s”)	$318,454	$313,274	$311,467	$293,453	$249,781
Unrealized gain on securities available-for-sale	4,594	3,514	383	564	805
	$323,048	$316,788	$311,850	$294,017	$250,586
Weighted average yield on interest-earning investments end of period	5.48%	5.56%	5.51%	4.15%	2.82%

Our collateralized mortgage obligations all have expected maturities within five years.

Mortgage-Backed Securities

Our portfolio of mortgage-backed securities was formed with loans from our loan portfolio. In exchange for the improvement in credit risk when the mortgage-backed securities were formed, guarantee fees were paid to FHLMC or FNMA. Since the securitized loans were initially originated using our standard credit and underwriting guidelines, the mortgage-backed securities that we create generally have the same experience with respect to prepayment, repayment, delinquencies, and other factors as our overall loan portfolio.

In February 2009, FHLMC terminated the Bank as a servicer of loans with FHLMC. As a result, the servicing of $71.3 million in loans was transferred to new servicers and the related custodial accounts were surrendered. As of February 28, 2009, the Bank owned $37.9 million in mortgage-backed securities issued by FHLMC that were backed by some of the loans the servicing of which has now been transferred to successor servicers.

The following table sets forth the composition of our mortgage-backed securities (“MBS”) at the dates indicated:

	December 31,
	2008	2007	2006	2005	2004
	(In thousands)
FHLMC and FNMA mortgage-backed securities (at fair value):
Secured by single family dwellings	$38,054	$43,411	$53,290	$69,581	$91,308
Secured by multi-family dwellings	2,450	3,024	3,907	4,673	5,751
Total mortgage-backed securities	$40,504	$46,435	$57,197	$74,254	$97,059
Weighted average yield on MBS at the end of the period	3.95%	5.61%	5.54%	4.13%	3.13%

FHLB Stock

            The Bank owned $115.2 million, $104.4 million, $119.0 million, $205.7 million and $143.4 million of FHLB stock at December 31, 2008, 2007, 2006, 2005 and 2004, respectively. The yields on the stock were 4.99%, 5.26%, 5.37%, 4.67% and 3.97%, respectively, at the end of each such year.

            On January 8, 2009, the Federal Home Loan Bank of San Francisco announced that it has suspended the payment of dividends on its capital stock for the fourth quarter of 2008. It also announced that it would not repurchase excess capital stock on January 31, 2009, the next regularly scheduled repurchase date. Since 2006, the Bank has only recorded dividends on FHLB stock when a final dividend is declared and payable. With respect to the Company, the suspension of the dividend will adversely affect income. To the extent that the Company does not utilize all of its stock investment to support borrowing from the FHLB, the effective cost of those borrowings increases. See "Item 7—Management's Discussion and Analysis—Capital Resources and Liquidity.“

Sources of Funds

Our principal sources of funds are deposits, principal and interest payments on loans, loan sales, advances from the FHLB, and securities sold under agreements to repurchase.

Deposits

                We obtain deposits through four different sources: (1) our full-service branch system, (2) phone solicitations by designated employees (telemarketing deposits), (3) national brokerage firms, and (4) the internet.

Deposits obtained through the branch system were $3.1 billion, $3.1 billion, and $2.9 billion at December 31, 2008, 2007, and 2006, respectively. Branch deposits comprised 64% of total deposits at December 31, 2008, 75% of total deposits at December 31, 2007 and 49% of total deposits at December 31, 2006.

            Deposits acquired through telemarketing efforts are typically placed with us by professional money managers and represented 2%, 4%, and 3% of total deposits at December 31, 2008, 2007 and 2006, respectively. The level of telemarketing deposits varies based on yields available to depositors on other investment instruments and the depositors’ perception of our creditworthiness.

            Deposits acquired through national brokerage firms represented 34%, 20%, and 47% of total deposits at December 31, 2008, 2007, and 2006, respectively. Any fees paid to deposit brokers are amortized over the term of the deposit. We have used brokered deposits in varying amounts since 1983. Institutions meeting the regulatory capital standards necessary to be deemed well capitalized, which we did as of December 31, 2008, are permitted to accept brokered deposits. If the Bank were to become considered by its regulators to be less than “well capitalized,” the Bank would not be permitted to raise brokered deposits in the future, unless it first obtained a waiver from the FDIC.  In addition, since December 30, 2008, the Bank has needed the prior approval of the OTS in order to roll over existing brokered deposits or accept new brokered deposits. If we are not able to accept or roll over brokered deposits in the future, our financial position would be materially and adversely affected. See "Item 7—Management's Discussion and Analysis—Capital Resources and Liquidity” and”—Recent Developments."

            Deposits acquired through the internet are solicited by posting our rates on internet rate boards. We currently accept internet deposits from every state except California, but anticipate beginning to accept intrastate internet deposits in early 2009. These deposits comprise an insignificant amount of total deposits at December 31, 2008. Due to the high cost of advertising and the higher rates paid for internet deposits, we are continually evaluating the cost effectiveness of continuing to obtain these deposits.

The following table shows the average balances and average rates paid on deposits by deposit type for the periods indicated:

	During the Year Ended December 31,
	2008		2007		2006
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
Passbook accounts	$71,915	1.22%	$86,185	1.44%	$107,296	1.26%
Money market deposit accounts	937,703	3.03	918,367	4.17	884,007	3.79
Interest-bearing checking accounts	159,021	0.43	167,300	0.37	196,818	0.32
Non-interest bearing checking accounts	376,627	—	405,369	—	387,091	—
Fixed-term certificate accounts	2,675,469	4.22	3,268,331	5.27	3,850,539	4.82
	$4,220,735	3.39%	$4,845,552	4.38%	$5,425,751	4.07%

The following table shows information regarding the amount of deposits in the various types of deposit programs offered by us at the end of the years indicated and the balances and average rates for those dates:

	At December 31,
	2008		2007		2006
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Variable rate non-term accounts:
Money market deposit accounts (weighted average rate of 2.39%, 4.05% and 4.12%	$864,281	18%	$952,933	23%	$887,933	15%
Interest-bearing checking accounts (weighted average rate of 0.33%, 0.34% and 0.34%)	148,504	3	157,775	4	172,297	3
Passbook accounts (weighted average rate of 1.05%, 1.37% and 1.31%)	64,909	1	75,153	2	93,155	2
Non-interest bearing checking accounts	328,969	7	353,298	8	361,973	6
	1,406,663	29	1,539,159	37	1,515,358	26
Fixed-rate term certificate accounts:
Under six-month term (weighted average rate of 2.66%, 4.99% and 5.29%)	280,371	6	661,055	16	659,843	11
Six-month term (weighted average rate of 3.11%, 4.88% and 5.11%)	796,222	16	388,617	9	724,280	12
Nine-month term (weighted average rate of 3.62%, 5.10% and 5.16%)	654,663	13	454,130	11	623,038	11
One year to 18-month term (weighted average rate of 3.83%, 5.02% and 5.05%)	1,662,647	34	1,057,739	26	2,289,550	39
Two year to 30-month term (weighted average rate of 4.24%, 4.73% and 4.24%)	79,141	2	15,423	0	19,904	0
Over 30-month term (weighted average rate of 4.17%, 4.09% and 3.80%)	27,649	0	40,569	1	57,908	1
	3,500,693	71	2,617,533	63	4,374,523	74
Total deposits (weighted average rate of 2.96%, 4.11% and 4.44%)	$4,907,356	100%	$4,156,692	100%	$5,889,881	100%

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

            The following table shows the maturity distribution of certificates of deposit of $100,000 and greater as of December 31, 2008 (in thousands):

Maturing in:
1 month or less	$91,048
Over 1 month to 3 months	95,190
Over 3 months to 6 months	300,172
Over 6 months to 12 months	430,527
Over 12 months	12,101
Total	$929,038

            Based on historical renewal percentages at maturity, we believe that deposits greater than or equal to $100,000 are a stable source of funds. For additional information with respect to deposits, see Note 9 of the Notes to Consolidated Financial Statements. During 2008, the FDIC increased the limit for insured accounts to $250 thousand, which has significantly decreased the dollar amount of our uninsured deposits. In addition, due to the Bank’s participation in the federal Temporary Liquidity Guarantee Program, our clients receive unlimited insurance coverage on non-interest bearing accounts, interest bearing accounts with rates of 50 basis points or less and interest on lawyers’ trust accounts. As of December 31, 2008, the Bank’s uninsured deposits were $119.4 million. The Bank has expended significant efforts in 2009 to work with clients to restructure their accounts in order to further reduce this number.

Borrowings

Federal Home Loan Bank

            The Federal Home Loan Bank System functions as a source of credit to financial institutions that are members of a regional Federal Home Loan Bank. The Bank may apply for advances from the FHLB secured by the FHLB capital stock owned by the Bank, certain of our mortgages and other assets (principally obligations issued or guaranteed by the United States government or its agencies). Advances can be requested for any sound business purpose which an institution is authorized to pursue. Any institution not meeting the qualified thrift lender test will be subject to restrictions on its ability to obtain advances from the FHLB. See “Item 7—Summary of Material Legislation and Regulation— Qualified Thrift Lender Test.” In granting advances, the FHLB also considers a member's creditworthiness and other relevant factors.

            Total advances from the FHLB were $2.1 billion at December 31, 2008, at a weighted average rate of 2.55%. This compares with advances of $2.1 billion at December 31, 2007 and $1.5 billion at December 31, 2006, at weighted average rates of 4.67% and 5.33%, respectively. We have credit availability with the FHLB, which allows us to borrow up to 45% of our total assets as computed for regulatory purposes. At December 31, 2008, our unused borrowing capacity at the FHLB was $512.4 million. The Bank’s borrowing capacity in prior years was 60% of total assets, but this capacity was decreased to 45% in August 2008 to be in line with the FHLB’s revised limits. The FHLB has decreased the borrowing capacity against all single family adjustable rate loan portfolios in light of the decrease in the underlying collateral values since origination.

Federal Reserve Board

            Term borrowings with the Federal Reserve Bank (FRB) were $25.0 million at December 31, 2008, at a weighted average rate of 0.60%. There were no borrowings from the FRB at December 31, 2007 and 2006. Although we have not historically used the Federal Reserve Bank as a source of funds, we have had the ability to borrow from the FRB based on the amount of available collateral. The Bank had $759.9 million in excess collateral available as of December 31, 2008.

           In January 2009, the FRB notified us that we were being placed on secondary status with the agency, meaning that we are no longer eligible for term borrowings. Our borrowings would be 50 basis points higher than the rate charged to borrowers with primary status, and we are now required to justify each borrowing, including expected repayment source. In addition, we were required to pledge an additional $9.4 million of collateral to support our ongoing use of FRB services, with all of our pledged collateral being discounted by 10% for purposes of collateral requirements. After considering the additional collateral requirements and this discount, the Bank had collateral available to support $703.5 million in borrowings with the FRB with a term of no greater than one business day as of February 28, 2009.

Reverse Repurchase Agreements

            In the past, we have entered into sales of securities under agreements to repurchase (reverse repurchase agreements) which require the repurchase of the same securities. The agreements are treated as borrowings in our Consolidated Balance Sheets. There are certain risks involved with entering into these types of transactions. In order to minimize these risks, our policy is to enter into agreements only with well-known national brokerage firms that meet their regulatory capital requirements.

            There were no borrowings under reverse repurchase agreements as of December 31, 2008. Borrowings under reverse repurchase agreements totaled $120.0 million at December 31, 2007 and $978.4 million at December 31, 2006, at weighted average rates of 5.25% and 5.37%, respectively.

Senior Debt

            We had $150.0 million of Senior Debentures outstanding at December 31, 2008 and 2007, compared to $100.0 million at December 31, 2006. The weighted average rate on these borrowings was 6.16% at December 31, 2008 and 2007, and 5.94% at December 31, 2006. Due to limitations contained in the Company Order recently issued to us by the OTS, we did not make the contractually required interest payment on this debt due March 16, 2009 and we may not be able to make future interest payments on this debt. See “—Recent Developments” for more information on the Company Order and potential effects of our failure to make the March 16, 2009 interest payment.

Borrowing Summary

            Borrowings from all sources totaled $2.2 billion, $2.4 billion, and $2.6 billion at weighted average rates of 2.77%, 4.80% and 5.37% at December 31, 2008, 2007, and 2006, respectively. The decrease in borrowings during 2008 was due to the increased use of brokered deposits during the year. Brokered deposits increased to $1.7 billion as of December 31, 2008 from $826.0 million as of December 31, 2007.

Our portfolio of short-term borrowings includes FHLB advances due in less than one year and securities sold under agreements to repurchase. The following schedule summarizes short-term borrowings for the last three years at December 31:

	End of Period		Maximum Month-End Outstanding Balance During the Period	Average
	Outstanding	Rate		Outstanding	Rate
	(Dollars in thousands)
2008
Short-term FHLB advances	$2,060,000	2.55%	$2,313,000	$2,104,210	3.59%
Short-term FRB advances	25,000	0.60%	25,000	6,250	0.70%
Securities sold under agreements to repurchase	$—	—	$370,000	$195,000	2.95%

2007
Short-term FHLB advances	$1,959,000	4.69%	$1,959,000	$1,452,497	5.24%
Securities sold under agreements to repurchase	$120,000	5.25%	$947,448	$692,014	5.35%

2006
Short-term FHLB advances	$1,455,000	5.31%	$4,087,000	$2,755,833	4.96%
Securities sold under agreements to repurchase	$978,448	5.37%	$1,163,684	$1,006,344	4.98%

Other Sources of Funds  See "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Sources of Funds" for a discussion of other funding sources.

Subsidiaries

            We have only one direct wholly-owned subsidiary, the Bank. The Bank has three wholly-owned subsidiaries: Seaside Financial Corporation ("Seaside"), Oceanside Insurance Agency, Inc. ("Oceanside"), and Santa Monica Capital Group ("SMCG"), all of which are California corporations. SMCG is an inactive corporation. Revenues and operating results of these subsidiaries in the aggregate accounted for less than 1% of consolidated revenues in 2008, 2007, and 2006 and no material change is foreseen.

            Trustee Activities. Seaside acts as trustee on our deeds of trust. Trustee fees amounted to $4.6 million in 2008 compared to $757 thousand in 2007, and $63 thousand in 2006. Trustee fees increased during 2008 due to the high level of foreclosure activity during the year.

            Insurance Brokerage Activities. Oceanside engages in limited insurance agent activities. Income to date from this source has been insignificant. Oceanside operates as a licensed life insurance agent and receives commissions on the sale of annuities and other insurance products conducted in our branches. During 2008, 2007, and 2006, Oceanside received income of $1.7 million, $687 thousand and $65 thousand, respectively, from the sale of non-insured annuity products. After a large bank was seized during the summer of 2008, many customers who had uninsured deposits in our retail branches transferred those deposits into non-insured annuity products, causing Oceanside’s income to significantly increase in 2008 compared to 2007.

Employees

            As of December 31, 2008, we had a total of 603 full time equivalent employees, including part-time employees. No employees were represented by a collective bargaining group. At present, all of our employees are employed by the Bank, not by our holding company. We provide our regular full-time and part-time employees with a comprehensive benefits program that includes basic and major medical insurance, long-term disability coverage, sick leave, a 401(k) plan, and a profit sharing employee stock ownership plan. We consider our employee relations to be excellent.

            On January 26, 2009, the Bank announced a reduction in staff by approximately 10% of its workforce, consisting of 62 employees, due to the decision to suspend portfolio lending activity. This workforce reduction is currently expected to result in annualized compensation cost savings of approximately $4.2 million. See “—Recent Developments” for more information on our suspension of portfolio lending and the related workforce reduction.

Summary of Material Legislation and Regulations

           General. We are subject to extensive regulation. The regulatory framework is intended primarily for the protection of depositors, the federal deposit insurance fund and the banking system, and not for the protection of stockholders. The following discussion of significant elements of the laws and regulations applicable to us is qualified in its entirety by reference to the full text of the statutes, regulations and policies that are described. These statutes, regulations and policies are continually under review by legislative bodies and regulatory agencies. A change in statutes, regulations or regulatory policies applicable to us could have a material effect on our business.

            FFC, as a savings and loan holding company, is registered with and subject to regulation and examination by the OTS. FFC is also under the jurisdiction of the SEC, and was subject to the rules of the NYSE for listed companies during 2008. On February 26, 2009, NYSE Regulation, Inc. announced that it had determined that our common stock should be suspended from trading prior to market opening on Wednesday, March 4, 2009 as a result of our failure to satisfy the continued listing standards of the NYSE. Specifically, we no longer complied with Rule 802.01B as such rule is currently in effect, which requires that a listed company’s average global market capitalization over a consecutive 30-day trading period not be less than $15 million. NYSE Regulation, Inc. announced further that it intends to apply to the SEC to delist our common stock pending completion of applicable procedures, including any appeal by us of the NYSE's decision. We do not currently intend to take any further action to appeal the delisting decision. Our common stock began being quoted on the over-the-counter market under the symbol “FFED.pk” on March 4, 2009.

            The Bank, which is a federally chartered savings bank and a member of the FHLB System, is subject to regulation and examination by the OTS with respect to most of its business activities, including lending activities, capital standards, general investment authority, deposit taking and borrowing authority, mergers and other business combinations, establishment of branch offices, and permitted subsidiary investments and activities. Our deposits are insured by the FDIC. As insurer, the FDIC is authorized to conduct examinations of the Bank. The OTS imposes assessments and examination fees on savings institutions. OTS assessments, based on asset size, were $1.8 million in 2008, $2.2 million in 2007 and $2.3 million in 2006. We are also subject to Federal Reserve Board regulations concerning reserves required to be maintained against deposits.

            As a member of the FHLB System, we are required to own capital stock in our regional FHLB in an amount at least equal to the greater of 1% of the aggregate principal amount of our unpaid residential mortgage loans, home purchase contracts and similar obligations at the end of each quarter, or 4.7% of our outstanding borrowings from the FHLB. We were in compliance with this requirement, with an investment of $115.2 million in FHLB stock, at December 31, 2008.

            The FHLB serves as a source of liquidity for the member institutions within an assigned region. Our assigned region is the FHLB Eleventh District. The FHLB is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the Federal Housing Finance Agency (“FHFA”) and the Board of Directors of each regional FHLB. At December 31, 2008, our advances from the FHLB amounted to $2.1 billion, or 29% of our total funding sources (deposits and borrowings).

            The FHLBs are required to contribute to affordable housing programs through direct loans or interest rate subsidies on advances targeted for community investment and low and moderate income housing projects. These contributions have adversely affected the level of dividends that the FHLBs have paid to their members. These contributions also could have an adverse effect on the value of FHLB stock in the future. The dividend yield earned on FHLB stock was 4.99% during 2008, compared to 5.32% during 2007 and 5.12% in 2006.

            On January 8, 2009 the FHLB of San Francisco indicated to its members that it would not pay a dividend for the fourth quarter of 2008 and that it would not repurchase excess capital stock on January 31, 2009, its next regularly-scheduled repurchase date due to concerns about the potential impact of any other-than-temporary impairment (OTTI) charges that it may be required to take on certain non-agency mortgage-backed securities. With respect to the Company, the suspension of the dividend will adversely affect income. To the extent that the Company does not utilize all of its stock investment to support borrowing from the FHLB then the effective cost of those borrowings increases. See "Item 7—Management's Discussion and Analysis—Capital Resources and Liquidity.“

           Financial Services Modernization Legislation. The Gramm-Leach-Bliley Financial Modernization Act of 1999 (“GLB Act”) made significant changes to the operations of financial services companies, including provisions affecting affiliations among banks, securities firms and insurance companies, the ability of commercial entities to obtain thrift charters, the confidential treatment of non-public personal information about consumers, and the Community Reinvestment Act (as discussed in more detail below).

            The GLB Act also significantly amended the FHLB System, by modifying membership requirements in regional FHLBs to permit membership to be voluntary for both thrift and bank members. The GLB Act changed corporate governance of the FHLBs by eliminating the right of the Federal Housing Finance Board (“FHFB”) (which was replaced by the FHFA in July 2008), the regulator of the FHLB System, to select the management of the local FHLBs, and returning that authority to the boards of directors of the FHLBs. Additionally, the obligations of the FHLBs to repay federal borrowings to finance the thrift bailout have been restructured from a fixed dollar amount to a fixed percentage of the FHLBs’ annual net income.

            On July 30, 2008, the Housing and Economic Recovery Act of 2008 was signed into law. One of the provisions of this legislation stated that the Federal Housing Finance Agency would be responsible for overseeing the FHLBs as well as FHLMC and FNMA, under a single regulatory agency. The law also gives the director of that agency broad authority to regulate the FHLBs, FHLMC and FNMA, which includes the setting of capital requirements. Because of the level of our borrowings from the FHLB, the outcome of these changes could affect the cost of borrowings and the dividends we receive on our FHLB stock.

            Savings and Loan Holding Company Regulations. The activities of savings and loan holding companies are governed by the Home Owners’ Loan Act of 1933, as amended. Pursuant to that statute, we are subject to certain restrictions with respect to our activities and investments.

            A savings and loan holding company, like FFC, which controls only one savings association, is exempt from restrictions on the conduct of unrelated business activities that are applicable to savings and loan holding companies that control more than one savings association. The restrictions on multiple savings and loan holding companies are similar to the restrictions on the conduct of unrelated business activities applicable to bank holding companies under the Bank Holding Company Act. We would become subject to these restrictions if we were to acquire control of another savings association and maintain that association as a separate entity or if we were to fail to meet our qualified thrift lender (“QTL”) test. See "—Qualified Thrift Lender Test."

            The OTS may impose restrictions when it has reasonable cause to believe that the continuation of any particular activity by a savings and loan holding company constitutes a serious risk to the financial safety, soundness or stability of such holding company's savings institution. Specifically, the OTS may, as necessary, (i) limit the payment of dividends by the savings institution; (ii) limit transactions between the savings institution and its holding company or its affiliates; and (iii) limit any activities of the savings institution or the holding company that create a serious risk that the liabilities of the holding company may be imposed on the savings institution. Any such limits would be issued in the form of a directive having the effect of a cease-and-desist order. On January 26, 2009, we entered into the Orders and the Stipulations with the OTS, which have limited our ability to engage in certain activities. See “—Recent Developments” for more information on the Orders.

            Regulatory Capital Requirements. The capital regulations of the OTS ("Capital Regulations") require federally insured institutions such as the Bank to meet certain minimum capital requirements. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity—Capital Requirements.” The OTS may establish, on a case-by-case basis, individual minimum capital requirements for a savings institution which vary from the requirements that would otherwise apply under the Capital Regulations.

            The OTS has adopted rules based upon five capital tiers:  well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. An institution falls into one of these classifications depending primarily on its capital ratios. As of December 31, 2008, we met the standards necessary to be considered “well capitalized” for purposes of these capital measures.

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

            The Emergency Economic Stabilization Act of 2008 (“EESA”) temporarily increased the FDIC’s standard maximum deposit insurance amount from $100 thousand to $250 thousand. This increase is effective October 3, 2008 through December 31, 2009 at which point, absent further legislative action, the maximum deposit insurance will revert back to the previous $100 thousand limit. In addition, due to our participation in the federal Temporary Liquidity Guarantee Program established under the EESA has temporarily made the deposit insurance coverage unlimited for participating financial institutions such as the Bank on non-interest bearing accounts, interest bearing accounts with rates of 50 basis points or less and interest on lawyers trust accounts.

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

            On February 27, 2009, the FDIC adopted a final rule which modified the risk-based assessment system and set the initial base rate beginning April 1, 2009 at 12 to 45 basis points. Also, an emergency 20 basis point special assessment was imposed on insured institutions effective June 30, 2009 (to be collected on September 30, 2009.) Furthermore, the rule gives the FDIC the authority to impose possible additional special assessments of up to 10 basis points thereafter to maintain public confidence in the DIF.

            The FDIC may terminate the deposit insurance of any insured depository if the FDIC determines, after a hearing, that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation or order or any condition imposed in writing by the FDIC. The FDIC may also suspend deposit insurance temporarily during the hearing process if the institution has no tangible capital. In addition, FDIC regulations provide that any insured institution that falls below a 2% minimum leverage ratio will be subject to FDIC deposit insurance termination proceedings unless it has submitted, and is in compliance with, a capital plan with its primary federal regulator and the FDIC. See “—Recent Developments” for information on the regulatory restrictions under which we currently operate.

            Liquidity. The OTS requires a savings institution to maintain sufficient liquidity to ensure its safe and sound operation. The determination of what constitutes safe and sound operation is left to the discretion of management. For several years it has been our strategy to keep cash and liquid investments at a modest level due to availability of substantial credit lines. Our liquidity policy includes unused borrowing capacity in the definition of available liquidity. Our current liquidity policy requires that cash and cash equivalents, short-term investments and unused borrowing capacity be maintained at a minimum level of 10% of our liquidity base (defined as deposits and borrowings due within one year). At December 31, 2008, liquidity-qualifying balances were 26.5% of our liquidity base. The Bank began to hold additional liquidity during 2008 after the disruption in the credit markets that began in the summer of 2008.

            Community Reinvestment Act. The Community Reinvestment Act ("CRA") requires each savings institution, as well as commercial banks and certain other lenders, to assist in meeting the credit needs of their market areas consistent with safe and sound banking practice by, among other things, providing credit to low- and moderate-income individuals and communities. The CRA requires the OTS periodically to assess an institution's performance in complying with the CRA, and to take such assessments into consideration in reviewing applications with respect to branches, mergers and other business combinations, including acquisitions by savings and loan holding companies. Failure to achieve a rating of at least “satisfactory” may be considered by the regulators when considering approval of a proposed transaction. We were rated "satisfactory" in our CRA examination conducted in 2003. The OTS recently completed another CRA examination and the Bank has again received a “satisfactory” rating. An institution that is found to be deficient in its performance in meeting its community’s credit needs may be subject to enforcement actions, including cease and desist orders and civil money penalties.

            Restrictions on Dividends and Other Capital Distributions. OTS regulations require that savings institutions controlled by savings and loan holding companies file either an application or 30-day advance notice of a proposed capital distribution. The OTS may disapprove if it finds that (a) the savings association will be undercapitalized, significantly undercapitalized or critically undercapitalized following the distribution; (b) the proposed capital distribution raises safety and soundness concerns; or (c) the proposed distribution violates a prohibition contained in a statute, regulation or agreement between the savings institution and the OTS (or FDIC) or a condition imposed by an OTS approval. The regulations also require a 30-day advance notice to be filed for proposed capital distributions that would result in the savings institution being less than well-capitalized or that involve the reduction or retirement of the savings institution’s stock. During 2007, the Bank paid a total of $100 million in capital distributions to the Company. No capital distributions were made to the Company during 2008 or 2006. See “—Recent Developments” for additional restrictions imposed by the Orders issued by the OTS on January 26, 2009.

            Limits on Types of Loans and Investments. Federal savings institutions are authorized, without quantitative limits, to make loans on the security of liens upon residential real property and to invest in a variety of instruments such as obligations of, or fully guaranteed as to principal and interest by, the United States; stock or bonds of the FHLB; certain mortgages, obligations, or other securities which have been sold by FHLMC or FNMA; and certain securities issued by, or fully guaranteed as to principal and interest by, the Student Loan Marketing Association and the Government National Mortgage Association. Certain other types of loans or investments may be originated or acquired subject to quantitative limits: secured or unsecured loans for commercial, corporate, business, or agricultural purposes, loans on the security of liens upon non-residential real property, investments in personal property, consumer loans and certain securities such as commercial paper and corporate debt, and construction loans without security.

            Savings institutions are subject to the same loans-to-one borrower ("LTOB") restrictions that are applicable to national banks, with limited provisions for exceptions. In general, the national bank standard restricts loans to a single borrower to no more than 15% of a bank’s unimpaired capital and surplus, plus an additional 10% if the loan is collateralized by certain readily marketable collateral. Our loans were within the LTOB limitations at December 31, 2008 and 2007.

            Savings institutions and their subsidiaries are prohibited from acquiring or retaining any corporate debt security that, at the time of acquisition, is not rated in one of the four highest rating categories by at least one nationally recognized statistical rating organization. We have no impermissible investments in our investment portfolio.

           Safety and Soundness Standards. OTS regulations contain "safety and soundness" standards covering various aspects of the operations of savings institutions. The guidelines relate to internal controls and internal audit systems, information systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, executive compensation, maximum ratios of classified assets to capital, and minimum income sufficient to absorb losses without impairing capital. If the OTS determines that a savings institution has failed to meet the safety and soundness standards, it may require the institution to submit to the OTS, and thereafter comply with, a compliance plan acceptable to the OTS describing the steps the institution will take to attain compliance with the applicable standard and the time within which those steps will be taken. See “—Recent Developments” for information regarding the consequences to us of the Orders issued by the OTS on January 26, 2009.

            Federal regulations contain a number of measures intended to promote early identification of management problems at depository institutions and to ensure that regulators intervene promptly to require corrective action by institutions. Our annual management report on the effectiveness of internal control standards and compliance with certain designated laws was made available on our website in March 2008.

            Prompt Corrective Action. The "prompt corrective action" regulations require that regulators classify each insured depository institution into one of five categories based primarily upon capital adequacy, ranging from "well capitalized" to "critically undercapitalized." These regulations require, subject to certain exceptions, the appropriate federal banking agency to take "prompt corrective action" with respect to an institution which becomes "undercapitalized" and to take additional actions if the institution becomes "significantly undercapitalized" or "critically undercapitalized."

            Only "well capitalized" institutions may obtain brokered deposits without a waiver. An "adequately capitalized" institution can obtain brokered deposits only if it receives a waiver from the FDIC. An "undercapitalized" institution may not accept brokered deposits under any circumstances. We met the "well capitalized" standards throughout 2008 and were therefore eligible to accept brokered deposits without a waiver. However, since December 30, 2008, the Bank has needed the prior approval of the OTS in order to roll over existing brokered deposits or accept new brokered deposits. See “—Recent Developments” for a discussion on recent events that have impacted our current capital position.

            Qualified Thrift Lender, or QTL, Test. In general, the QTL test requires that 65% of an institution's portfolio assets be invested in "qualified thrift investments" (primarily loans, securities and other investments related to housing), measured on a monthly average basis for nine out of every 12 months on a rolling basis. Any savings institution that fails to meet the QTL test must either convert to a bank charter or become subject to national bank-type restrictions on branching, business activities, and dividends, and its ability to obtain FHLB advances. We met the QTL test at December 31, 2008, with 95.3% of our portfolio assets comprised of "qualified thrift investments."

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

            Transactions with Insiders. By regulation of the OTS, federal savings institutions are subject to the restrictions of Sections 22(g) and (h) of the Federal Reserve Act which, among other things, restrict the amount of extensions of credit which may be made to executive officers, directors, certain principal shareholders (collectively "insiders"), and to their related interests. When lending to insiders, a savings association must follow credit underwriting procedures that are no less stringent than those applicable to comparable transactions with persons outside the association. The amount that a savings association can lend in the aggregate to insiders (and to their related interests) is limited to an amount equal to the association's core capital and surplus. Insiders are also prohibited from knowingly receiving (or knowingly permitting their related interests to receive) any extensions of credit not authorized under these statutes. All of our loans to insiders are made in compliance with these regulations. See “—Recent Developments” for a discussion of enhanced limitations placed on our ability to engage in transactions with insiders under the Orders recently issued by the OTS.

            Federal Reserve System. Federal Reserve Board regulations require savings institutions to maintain non-interest bearing reserves against their transaction accounts. The reserve for transaction accounts as of December 31, 2008 was 0% of the first $10.3 million of such accounts, 3% of the next $34.1 million of such accounts and 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) on net transaction accounts in excess of $44.4 million. We were in compliance with these requirements as of December 31, 2008.

            Taxation. The Company, the Bank and the Bank’s subsidiaries file a consolidated federal income tax return on a calendar year basis using the accrual method. Each entity is responsible for paying its pro rata share of the consolidated tax liability. The maximum marginal federal tax rate is currently 35%.

            We are required to use the specific charge-off method of accounting for bad debts for Federal income tax purposes. Prior to 1995, the Bank used the reserve method of accounting for bad debts. Our Consolidated Balance Sheet at December 31, 2008 does not include a tax liability of $5.4 million related to the adjusted base year bad debt reserve that was created when the Bank was on the reserve method. The base year reserve is subject to recapture if:  (1) the Bank fails to qualify as a “bank” for federal income tax purposes; (2) certain distributions are made with respect to the stock of the Bank; (3) the bad debt reserves are used for any purpose other than to absorb bad debt losses; or (4) there is a change in federal tax law. Management does not currently expect any of these events to occur.

            To the extent that distributions by the Bank to the Company exceed our cumulative income and profits (as computed for federal income tax purposes), such distributions would be treated for tax purposes as being made out of our base year reserve and would thereby constitute taxable income to ourselves in an amount equal to the lesser of our base year reserve or the amount which, when reduced by the amount of income tax attributable to the inclusion of such amount in gross income, is equal to the amount of such distribution. At December 31, 2008, our cumulative income and profits (as computed for federal income tax purposes) was approximately $736.8 million.

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

            We would be subject to an alternative minimum tax (“AMT”) if the AMT is larger than the tax otherwise payable. Generally, alternative minimum taxable income is a taxpayer's regular taxable income, increased by the taxpayer's tax preference items for the year and adjusted by computing certain deductions utilizing a methodology that negates the acceleration of such deductions under the regular tax. The adjusted income is then reduced by an exemption amount and is subject to tax at a 20% rate. No AMT was applicable to us for tax years 2008, 2007 or 2006.

            The Company’s federal and state deferred tax assets increased significantly during 2008 due to a significant increase in its general loan valuation allowance. To the extent that the loan loss allowance is not allocable to specific loans, it represents future tax benefits which would be realized when actual charge-offs are made against the allowance. Because the Bank recorded a net loss during 2008 and future earnings that would cause the future tax benefits to be realized cannot be assured, valuation allowances were recorded to reduce the deferred tax assets to the amount management deems more likely than not to be realized through the carry back of tax losses to prior years’ federal tax returns. Since the state of California does not allow tax loss carry backs, a valuation allowance was established for the entire amount of the state deferred tax assets. At December 31, 2008, we had $122.5 million in federal net deferred tax assets. After a valuation allowance of $81.7 million, the federal net deferred tax assets were $40.8 million. The state net deferred tax assets were $67.8 million as of December 31, 2008. There were no remaining state deferred tax assets after the establishment of the valuation allowance. No expected future earnings were considered in determining the amount of the deferred tax assets.

            California tax laws generally conform to federal tax laws (other than with respect to tax carry backs, as described in the preceding paragraph). For California franchise tax purposes, federal savings banks are taxed as "financial corporations" at a rate 2% higher than that applicable to non-financial corporations because of exemptions from certain state and local taxes. The tax rate for 2008, 2007, and 2006 was 10.84%.

            The Internal Revenue Service (“IRS”) and the Franchise Tax Board (“FTB”) have examined the Company's consolidated federal income tax returns for tax years up to and including 2003. As of December 31, 2008, the Company was not under examination by the IRS or the FTB.

            Financial Privacy and Data Security. In accordance with the GLB Act, federal banking regulators adopted rules that limit the ability of savings banks and other financial institutions to disclose non-public information about consumers to non-affiliated third-parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a non-affiliated third party. The privacy provisions of the GLB Act affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors. Data security regulations and regulatory guidance also require institutions to take appropriate precautions in developing security for confidential data, such as customer information, and impose reporting requirements for certain types of security breaches.

            Anti-Money Laundering Initiatives and the USA Patriot Act. A major focus of governmental policy on financial institutions in recent years has been aimed at combating money laundering and terrorist financing. The USA Patriot Act of 2001 (“USA Patriot Act”) substantially broadened the scope of United States anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. The United States Treasury Department has issued a number of implementing regulations which apply to various requirements of the USA Patriot Act to financial institutions such as the Bank. These regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their clients. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could subject us to penalties and cause damage to our reputation.

            Legislative and Regulatory Initiatives. From time to time, various legislative and regulatory initiatives are introduced in Congress and state legislatures, as well as by regulatory agencies. Such initiatives may include proposals to expand or contract the powers of savings and loan holding companies and depository institutions or proposals to substantially change the financial institution regulatory system. Such legislation could change banking statutes and our operating environment in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. We cannot predict whether any such legislation will be enacted, and, if enacted, the effect that it, or any implementing regulations, would have on our Consolidated Balance Sheets or Consolidated Statements of Operations. A change in statutes, regulations or regulatory policies applicable to the Bank could have a material effect on our business.

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

            While the Guidance terms interest-only and negative amortization loans as “non-traditional,” the Bank has been offering adjustable rate loan products for over twenty years. Prior to the issuance of the Guidance, the Bank had employed (and continues to employ) certain of the standards and practices suggested in the Guidance, such as using the fully indexed rate in evaluating a borrower’s ability to repay a loan. The Bank ceased originating “no documentation” loans in October 2007 and “low documentation” loans in February 2008 in order to reduce the “layered” risk of negatively amortizing loans coupled with “stated income” loans. The Bank has been modifying loans in its portfolio to reduce the proportion of loans with the potential for negative amortization.

            On December 6, 2006, the OTS issued its Guidance entitled Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices (“CRE Guidance”). The scope of the CRE Guidance includes many types of commercial property which we accept as collateral for our loans, including multi-family residential property. The purpose of the CRE Guidance is to remind institutions that sound risk management practices and appropriate capital levels are important when an institution has a CRE concentration. The OTS uses certain criteria to identify institutions that may have CRE concentration risk. These include: rapid growth in CRE lending, notable exposure to a specific type of or high risk CRE, whether the institution was subject to supervisory concern over CRE in preceding examinations, whether the institution is approaching its Home Owners Loan Act investment limits, and whether the institution has experienced significant levels of delinquencies or charge-offs in their CRE portfolio. Due to the decrease in the Bank’s capital position as of December 31, 2008 compared to prior periods, our concentration risk with respect to CRE loans has increased. According to the CRE Guidance, an institution with inadequate capital to serve as a buffer against unexpected losses from a CRE concentration should develop a plan for reducing its CRE concentrations or for maintaining capital appropriate for the level and nature of its CRE concentration risk. In consultation with the OTS, we have been developing a plan to reduce our CRE concentration risk.

On December 20, 2007, the Mortgage Forgiveness Debt Relief Act of 2007 went into law. This Act initially created a three-year window for homeowners to refinance their mortgage and pay no taxes on any debt forgiveness that they receive. The Act was revised in October 2008 to extend the relief through 2012. Under previous law, if the value of one’s house declined and a lender forgave a portion of a mortgage, the tax code treated the amount forgiven as taxable income. With the Act, Congress amended the Internal Revenue Code to expressly exclude mortgage debt forgiveness on a primary residence from being treated as income. The implementation of the Mortgage Forgiveness Debt Relief Act of 2007 is not expected to have a material affect on our day to day operations or practices, though it is one less deterrent to borrowers defaulting on loans.

There are two proposed federal initiatives currently being considered related to borrowers facing foreclosure who are in bankruptcy. The Emergency Home Ownership and Mortgage Equity Protection Act of 2009 and the Helping Families Save Their Homes in Bankruptcy Act of 2009 (which passed the U.S. House of Representatives on March 5, 2009) would amend federal bankruptcy law to permit a bankruptcy judge to modify a loan secured by a mortgage on the principal residence of a Chapter 13 debtor so as to change the loan’s adjustable rate of interest, waive repayment or prepayment penalties and extend the repayment period of the loan.  It is unclear at this time whether such legislation will be enacted and the effect it will have on our day to day operations or practices. If courts are granted the power to modify the principal, rates and terms of loans, we could be forced to modify loans in ways that increase our expected loss beyond what it would be under one of our modification programs or if the security property is foreclosed upon.  Furthermore, if that power were to become applicable to loans originated in future years, it could affect how we price and underwrite any loans that we may originate in the future.   The currently pending proposals, however, would apply only to loans made in certain prior years.

On July 30, 2008, final rules were published amending Regulation Z, which implements the Truth in Lending Act and the Home Ownership and Equity Protection Act. In general, the amendments include prohibiting false and misleading advertising, providing consumers with a listing of loan costs within three days of receipt of an application as well as not charging a fee until after the loan applicant is provided the listing of loan costs. There are additional protections relating to loan servicing such as prohibiting the pyramiding of late fees, requiring loan payments to be credited promptly and providing loan payoff statements timely. Higher priced mortgage loans, which we have not previously originated, are also included in the amendment and primarily relate to evaluating a borrower’s ability to repay the loan, establishing escrow accounts for taxes and insurance and limits on prepayment penalties. These new rules take effect on October 1, 2009 and are not expected to have a material effect on our operations or financial condition.

            On July 8, 2008, California’s Perata Mortgage Relief Bill was signed into law. Under the law, prior to filing a notice of default, on loans originated between January 1, 2003 and December 31, 2007, lenders must contact borrowers and set up a meeting to discuss ways to avoid foreclosure. Tenants must be given notice in six different languages once a notice of sale has been posted on the property and must be given 60 days notice prior to eviction. Under the law, penalties of up to $1,000 per day can be imposed on financial institutions owning vacant properties where problems are not fixed within 14 days.  The effect of these rules is that it can take 30 to 60 days longer than the normal 90 days after a borrower becomes delinquent to commence foreclosure proceedings. This delay has meant that we lose the earning capacity of that asset for a longer period of time than we had historically with foreclosed loans.

             On November 17, 2008, final rules were published amending the Real Estate Settlement Procedures Act (RESPA). This final rule requires more timely and effective disclosures related to mortgage settlement costs for federally related mortgage loans to consumers. The changes alter and standardize forms used to disclose mortgage loan terms and estimate loan fees and standardize the instructions for completing the HUD-1/HUD-1A Settlement form, which is provided when a mortgage loan is originated. These new rules are not expected to have a material effect on our operations or financial condition.

            The American Recovery and Reinvestment Act of 2009 was signed into law by President Obama on February 17, 2009. This Act was designed to address the economic crisis on multiple fronts including capital constraints, troubled assets as well as the secondary market. Under the Act and the implementing program subsequently announced by the U.S. Treasury Department, financial institutions may have the ability to participate in the Capital Assistance Program (“CAP”). Under CAP, a financial institution may have access to a “capital buffer” to help absorb losses. Additionally, the Act and the implementing program may provide an opportunity for financial institutions to remove their balance sheets of non-performing assets through a program that will be financed by both public and private financing of up to $500 billion. The details of the implementing program have not yet been fully announced. It is currently unclear what, if any, effect it will have on us.

The California Foreclosure Prevention Act, enacted by the state Legislature and signed by Governor Arnold Schwarzenegger on February 20, 2009, is intended to stem foreclosures in California by creating incentives for loan servicers to offer “comprehensive loan modification programs.” The Act imposes a mandatory 90-day moratorium on home foreclosures applicable to certain first lien mortgages on owner-occupied properties, adding 90 days to the 3-month statutory waiting period between the recording of the notice of default and the giving of the notice of sale. Servicers may apply for an exemption order issued by the relevant state regulatory commissioner, which will be granted If the commissioner concludes that the servicer has a “comprehensive” loan modification program that includes the following :  (1) intent to keep borrowers in their homes when the anticipated recovery under the loan modification exceeds the anticipated recovery through foreclosure on a net present value basis; (2) a housing-related debt-to-gross-income ratio target of 38% or less on an aggregate basis; (3) “some combination” of the following:  (a) reducing the interest rate for at least five years; (b) extending the amortization period up to 40 years from the original date; (c) deferral of some unpaid principal until loan maturity; (d) reducing the principal; (e) compliance with a federally mandated loan modification program; and (f) “other factors” that the commissioner determines are appropriate; and (4) goal of achieving “long-term sustainability” (which is not a defined term) for the borrower. The effective date of the Act is May 21, 2009, and state regulators have yet to issue implementing regulations. Because we are a federally chartered entity, we may not be subject to this Act under the doctrine of federal preemption.  If that is not the case and if we are unable to receive an exemption order from the California Department of Corporations, our foreclosure-related costs will substantially increase.

                On March 4, 2009, the Obama administration released additional details of its Homeowner Affordability and Stability Plan that was first announced on February 18, 2009.  The Plan includes a $75 billion “Home Affordable Modification Program” to encourage lenders and servicers to modify loans of borrowers who have or are about to default on their payments.  Only first lien owner-occupied mortgages originated on or before January 1, 2009 and under certain specified loan balances are eligible under the Program.  If the net present value of cash flows expected from a modification is greater than the net present value of the cash flows expected from foreclosure, Program participants must capitalize arrearages, reduce interest rates, extend terms and/or forbear principal to reduce the monthly payment so that the borrower’s mortgage debt-to-income ratio is reduced to 31%. Servicers, borrowers and mortgage holders will receive various financial incentives for participating in the Program. Participation by the Bank in the Program is currently voluntary.  Although the Bank is not participating in the Program at this time, it does have an active loan modification program with many of the characteristics of the Program.  If the Bank is required to participate in the Program as currently contemplated, we could be forced to modify loans in ways that increase our expected loss beyond what it would be under one of our modification programs or if the security property is foreclosed upon.

ITEM 1A. — RISK FACTORS

Our business routinely encounters and addresses risks and uncertainties.  Our business, results of operations and financial condition could be materially adversely affected by the factors described below.  Discussion about the important operational risks that our businesses encounter can also be found in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 1—Business” of this Annual Report on Form 10-K.   Below, we have described our present view of certain risks and uncertainties we face.  There may be additional risks that are currently unknown or that are now considered immaterial, which may become material in the future. These additional risks could also impair our business or adversely affect our financial condition or results of operations. If any of the following risks actually occurs, our business, financial condition or results of operations could be adversely affected. In such case, the price or value of our stock could decline.  The following discussion of risk factors contains “forward-looking” statements, which may be important to understanding any statement in this Annual Report on Form 10-K or elsewhere.

Our operations and activities are subject to heightened regulatory oversight and further regulatory action may be taken.

On January 26, 2009, FFC and the Bank each consented to the issuance of an Order to Cease and Desist by the OTS. See “Item 1–Business–Recent Developments” for a detailed discussion of the terms and conditions of the Orders. Any material failure to comply with the provisions of the Orders could result in enforcement actions by the OTS, which would create a substantial risk of the Bank being seized by the FDIC in a receivership, a result of which would be that the business of our bank would cease to be owned by our holding company and the holding company would receive no compensation for the Bank. While we have taken and intend to take all such actions as may be necessary to comply with the requirements of the Orders, there can be no assurance that we will be able to comply fully with the provisions of the Orders, or to do so within the timeframes required, that compliance with the Orders will not be more time consuming or more expensive than anticipated, or that efforts to comply with the Orders will not have adverse effects on our operations and financial condition.

Our ability to service our debt, pay dividends, and otherwise satisfy our obligations as they come due is substantially dependent on capital distributions from the Bank and is further restricted by the terms of the Orders.

The primary source of our funds from which we service our debt, pay dividends and otherwise satisfy our obligations is the receipt of dividends from the Bank. The availability of dividends from the Bank is limited by various statutes and regulations. It is possible, depending upon the financial condition of the Bank, and other factors, that the applicable regulatory authorities could assert that payment of dividends or other payments, including payments to us, is an unsafe or unsound practice. In this regard, the Orders prohibit the Bank from paying dividends to us without the prior written approval of the OTS. In the event the Bank is unable to pay dividends to us, we may not be able to service our debt, pay our obligations or pay dividends on our outstanding equity securities, which would adversely affect our business, financial condition, results of operations and prospects.

                The Orders also prohibit us from making any payments to third parties, including, without limitation, interest payments to service our $150.0 million in senior debt and payments to satisfy our other obligations, without the prior written approval of the OTS. If we are unable to secure OTS approval to make such payments on a timely basis, our business, financial condition, results of operations and prospects could be adversely affected.  We did not receive consent from the OTS to make the aggregate $2.3 million in interest payments that was due on our senior debt on March 16, 2009. Under the indentures governing the debt, a default in the payment of any interest when it becomes due and payable that is not cured within 30 days is an “event of default.” If an event of default occurs and is continuing with respect to the debentures, the trustee or the holders of not less than 25% in aggregate principal amount of the debentures then outstanding may declare the entire principal of the debentures and the interest accrued thereon immediately due and payable.  In addition, we may be required to pay additional interest on the debentures and the costs and expenses of collection, including reasonable compensation to the trustee, its agents, attorneys and counsel.  If the outstanding debt is accelerated and we are unable to pay it, we could be forced into bankruptcy.

Our operations will likely require us to raise additional capital in the future, but that capital may not be available or may not be on terms acceptable to us when it is needed. Any additional capital infusion could severely dilute current stockholders.

We are required by federal regulatory authorities to maintain adequate levels of capital to support our operations. We do not believe that our existing capital resources will satisfy our capital requirements for the foreseeable future nor be sufficient to offset further losses on problem assets. Our asset quality may continue to erode and require significant additional loan loss provisions, causing continued net operating losses at the Bank. Because our capital levels have and may continue to decline, we will need to raise capital. Our ability to raise additional capital will depend on conditions in the capital markets, which are outside our control, and on our financial performance. Accordingly, we cannot be certain of our ability to raise additional capital or on terms acceptable to us. If we cannot raise additional capital when needed, our ability to operate could be materially impaired.

If we are unable to maintain capital ratios that keep us “well capitalized” under regulatory guidelines, we may be merged with or acquired by another company, or be forced to liquidate.

If the Bank ceases to be “well-capitalized” under regulatory guidelines, the Orders require that the Bank submit to the OTS a written contingency plan detailing the actions to be taken to achieve one of the following results:  (1) merger with or acquisition by another federally insured institution or holding company thereof; or (2) voluntary liquidation by, among other things, filing an appropriate application with OTS in conformity with federal laws and regulations.  In the event the Bank is required to merge with or be acquired by another federally insured institution or holding company thereof or to voluntarily liquidate, you would lose all or substantially all of your investment in us.

Our common stock was suspended from trading on the NYSE and is now quoted on the over-the-counter market.

On February 26, 2009, we received notice from the NYSE that our common stock would be suspended from trading on the NYSE because we were not in compliance with the continued listing standard related to average global market capitalization and were subject to delisting from the exchange. Before the opening of market on March 4, 2009, our common stock was suspended from trading on the NYSE and began being quoted on the over-the-counter market the next day. Our listing on the over-the-counter market could have an adverse effect on our financial condition and results of operations by, among other things, limiting:

•	the liquidity of our common stock;

•	the market price of our common stock;

•	the number of institutional and other investors that will consider investing in our common stock;

•	the availability of information concerning the trading prices and volumes of our common stock;

•	the number of broker-dealers willing to execute trades in shares of our common stock; and

•	our ability to obtain financing for the continuation of operations.

We may be subject to an increased likelihood of class action litigation and additional regulatory enforcement.

The market price of our common stock has declined substantially over the past year. This decline could result in stockholder class action lawsuits, even if the activities subject to complaint are not unlawful, and even if the lawsuits are ultimately unsuccessful. Recent events in financial markets and negative publicity may result in more regulation and legislative scrutiny of our industry practices and may expose us to increased stockholder litigation and additional regulatory enforcement actions, which would adversely affect our business.

Our single family loan portfolio consists mostly of adjustable rate loans that are subject to negative amortization and based on less than full documentation, which together may lead to greater delinquencies than other loan types and categories.

Our assets consist mostly of adjustable rate loans secured by residential real estate. A significant portion of our interest income historically has come from the accrual of interest in excess of borrower payments (negative amortization). These loans, in large part, permit negative amortization up to a specified level, and the payment on such loans adjusts periodically as provided in the loan documents. When loans incur negative amortization, if the value of the home does not increase proportionally, then the Bank’s credit risk exposure increases. Many of these adjustable rate mortgages have reached their maximum negative amortization threshold and now require an increased payment.

The “recast” of these loans to higher payment requirements has been a substantial factor in the higher delinquency levels experienced by the Bank during 2008 as many borrowers became unable to make the higher payments. Additionally, lower prevailing prices for homes made it difficult for borrowers to sell their homes and pay off their mortgages, and tightened credit standards made it difficult for borrowers to refinance their mortgages.

Of the loans outstanding as of December 31, 2008, 1,741 mortgages with principal balances totaling $802.3 million reached their maximum negative amortization and were scheduled to recast during 2008. We expect another 913 mortgages with principal balances totaling $396.0 million could reach their maximum negative amortization in 2009 and an additional 1,508 mortgages with principal balances totaling $694.3 million could reach their maximum negative amortization in 2010. This could lead to further delinquencies and foreclosures, particularly if economic conditions generally, and the California real estate and employment markets in particular, do not improve during this time frame.  The Bank is currently reaching out to these borrowers encouraging them to modify their loans prior to their rescheduled recast date.

The majority of our single family loans were made under low-documentation loan programs. While we have always taken steps to mitigate the risk of unverified income and asset information, such as verification of collateral value, evaluation of credit history and limitation of the loan amount and loan-to-value ratio, there is a risk that the applicant may not in fact have been qualified for the loan granted. Any failure or neglect of borrowers to provide complete and accurate information, especially any overstatement of income or assets, could compound the potential risks of adjustable rate loans subject to negative amortization. As a result of increased delinquencies and in an effort to better manage the risks associated with our loan portfolio, the Bank stopped originating stated income/stated asset (“SISA”) loans and loans without income or asset verification (“NINA”) in October 2007 and stopped originating stated income/verified asset (“SIVA”) loans in February 2008. In addition, we have modified 22% of our formerly less-than-full documentation loans through December 31, 2008 through programs requiring full income and asset documentation.

We have reported substantial net losses during each of the last four fiscal quarters. No assurance can be given as to when or if we will return to profitability.

Our business historically has been that of a portfolio lender, which means that our profitability depends primarily on our ability to originate loans and collect interest and principal as it comes due. When loans become non-performing or their ultimate collection is in doubt, our income is adversely affected. Our provision for loan losses for the quarters ended December 31, 2008, September 30, 2008, June 30, 2008, and  March 31, 2008 were $220.0 million, $110.3 million, $90.2 million and $150.3 million, respectively. Reflecting the significant increase in non-accrual loans, our interest income over the same four quarters was $95.7 million, $99.9 million, $110.6 million and $115.6 million, respectively. This has resulted in net losses being reported for each of the last four quarters. Our ability to return to profitability will significantly depend on the stabilization and subsequent successful resolution of our loan portfolio, the timing and certainty of which cannot be predicted. No assurance can be given that we will be successful in such efforts.

If our actual loan losses exceed our allowance for credit losses, our net loss could increase or we may be unable to generate net income.

Our loan customers may not repay their loans according to their terms, and the collateral securing the payment of these loans may be insufficient to pay any remaining loan balance. We have experienced, and may in the future experience, significant credit and collateral losses, which have had and may continue to have a material adverse effect on our operating results. In accordance with accounting principles generally accepted in the United States, we maintain an allowance for losses to provide for loan defaults and non-performance and a reserve for unfunded loan commitments, which when combined, we refer to as the allowance for loan losses. Our allowance for loan losses may not be adequate to cover actual losses, and future provisions for losses could have a material adverse effect on our operating results. Our allowance for loan losses is based on prior experience, as well as an evaluation of the risks in the current portfolio. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in property values and unemployment levels that may be beyond our control, and these losses may exceed current estimates.

Federal regulatory agencies, as an integral part of their examination process, review our loans and allowance for loan losses. We cannot assure you that we will not further increase the allowance for loan losses or that regulators will not require us to increase this allowance. Any of these occurrences could have a material adverse effect on our financial condition and results of operations. See “Item 1–Business–Loan Loss Allowance“ for additional information regarding the allowance for loan losses.

Proposed federal legislation related to personal bankruptcies could increase our credit losses.

Certain pending federal legislation would allow judges in bankruptcy proceedings to modify primary home mortgages by, among other things, reducing the interest rate and the principal amount of the loan. See “Item 1–Business–Summary of Material Legislation and Regulations–Legislative and Regulatory Initiatives“ for additional information regarding the proposed legislation. This could have a material adverse effect on our financial condition and results of operations.

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a material adverse effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity due to a market downturn or adverse regulatory action against us. Our ability to acquire deposits or borrow could also be impaired by factors that are not specific to us, such as a severe disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole, if and to the extent that the recent turmoil faced by banking organizations in the domestic and worldwide credit markets continues.  Our continued ability to accept deposits that are arranged through brokers is also dependent on our capital condition.  If our capital were to deteriorate to the point where we were not considered to be well capitalized, then we would lose the right to accept brokered deposits unless the FDIC granted a waiver of this regulatory constraint.  The OTS currently requires that we obtain its prior approval before accepting new brokered deposits or rolling over existing brokered deposits.  If we are unable to accept brokered deposits or roll over existing brokered deposits for any reason, our liquidity position would be materially and adversely affected.

Changes in interest rates could adversely affect our income.

Our income depends to a great extent on the difference between the interest rates earned on interest-earning assets such as loans and investment securities, and the interest rates paid on interest-bearing liabilities such as deposits and borrowings. Our interest-earning assets and interest-bearing liabilities do not react uniformly to changes in interest rates since the two have different time periods for interest rate adjustment. Interest rates are sensitive to factors that are beyond our control, including general economic conditions and the policies of various governmental and regulatory agencies, including the Federal Reserve Board. Changes in monetary policy, including changes in interest rates, influence the origination of loans, the prepayment of loans, and the volume of deposits. Loan originations and repayment rates tend to increase with declining interest rates and decrease with rising interest rates. On the deposit side, increasing market interest rates generally lead to interest rate increases on our deposit accounts. The impact of these changes may be greater if we do not effectively manage the relative sensitivity of our assets and liabilities to interest rate changes.

We depend on the Federal Home Loan Bank for some of our liquidity.

To some extent, we are reliant on the FHLB as a funding source for our operations. The FHLB is subject to regulation and other factors beyond our control. These factors may adversely affect the availability and pricing of advances to members such as the Bank. See “Item 1–Business–Sources of Funds.”

Difficult economic conditions and market volatility have adversely impacted the banking industry and financial markets generally and may significantly affect our business, financial condition, or results of operations.

Our success depends, to a certain extent, upon economic and political conditions, local and national, as well as governmental monetary policies. Conditions such as inflation, recession, unemployment, changes in interest rates, money supply and other factors beyond our control may adversely affect our asset quality, deposit levels and loan demand and, therefore, our earnings.

Declines in real estate market activity, which began in 2006 and became more dramatic in 2007 and 2008, combined with falling home prices and increasing foreclosures, unemployment and underemployment, have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions. The resulting write-downs to assets of financial institutions have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to seek government assistance or bankruptcy protection. Bank failures and liquidation or sales by the FDIC as receiver have also increased.

The capital and credit markets, including the fixed income markets, have been experiencing volatility and disruption for more than eighteen months. In some cases, the markets have produced downward pressure on stock prices and credit capacity for certain issuers without regard to those issuers’ financial strength.

Many lenders and institutional investors have reduced and, in some cases, ceased to provide funding to borrowers, including to other financial institutions because of concern about the stability of the financial markets and the strength of counterparties. It is difficult to predict how long these economic conditions will exist, which of our markets, products or other businesses will ultimately be most affected, and whether management’s actions will effectively mitigate these external factors. Accordingly, the decrease in funding sources and lack of available credit, lack of confidence in the financial sector, decreased consumer confidence, increased volatility in the financial markets and reduced business activity could materially and adversely affect our business, financial condition and results of operations.

As a result of the challenges presented by economic conditions, we may face the following risks:

•
Inability of our borrowers to make timely repayments of their loans, or decreases in value of real estate collateral securing the payment of such loans resulting in significant credit losses, which could result in increased delinquencies, foreclosures and customer bankruptcies, any of which could have a material adverse effect on our operating results.

•
Increased regulation of our industry, including heightened legal standards and regulatory requirements or expectations imposed in connection with recently enacted statutes, such as EESA and the American Recovery and Reinvestment Act (“ARRA”). Compliance with such regulation will likely increase our costs and may limit our ability to pursue business opportunities.

•
Further disruptions in the capital markets or other events, including actions by rating agencies and deteriorating investor expectations, may result in an inability to borrow on favorable terms or at all from other financial institutions.

•	Further increases in FDIC insurance premiums due to the market developments which have significantly depleted the Deposit Insurance Fund and reduced the ratio of reserves to insured deposits.

The enactment of EESA and ARRA may significantly affect our financial condition, results of operations, liquidity or stock price.

EESA, which established TARP, was signed into law on October 3, 2008. As part of TARP, the Treasury established the CPP to provide up to $700 billion of funding to eligible financial institutions through the purchase of capital stock and other financial instruments for the purpose of stabilizing and providing liquidity to the U.S. financial markets. Then, on February 17, 2009, the ARRA was signed into law as a sweeping economic recovery package intended to stimulate the economy and provide for broad infrastructure, energy, health, and education needs. There can be no assurance as to the actual impact that EESA or its programs, including the CPP, and ARRA or its programs, will have on the national economy or financial markets. A failure of these significant legislative measures to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.

There have been numerous actions undertaken in connection with and following EESA and ARRA by the Federal Reserve Board, Congress, the Treasury Department, federal bank regulatory agencies, the SEC and others in efforts to address the current liquidity and credit crisis in the financial industry. These measures include homeowner relief that encourages loan restructuring and modification of mortgage loans; the temporary increase in FDIC deposit insurance from $100,000 to $250,000 and unlimited FDIC insurance on non-interest bearing accounts; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; emergency action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; and coordinated international efforts to address illiquidity and other weaknesses in the banking sector.

The purpose of these legislative and regulatory actions was to help stabilize the U.S. banking system. EESA, ARRA and the other regulatory initiatives described above may not have their desired effects. If the volatility in the markets continues and economic conditions fail to improve or worsen, our business, financial condition and results of operations could be materially and adversely affected.  For more information on the effect of recent legislation and regulation on us, see “ Item 1–Business–Summary of Material Legislation and Regulations.”

Our profitability depends significantly on economic conditions in California.

Substantially all of our loans are to individuals and businesses in California. Consequently, any further decline in the economy of the state, especially in its real estate and employment markets, could have a materially adverse effect on our financial condition and results of operations.

The strength and stability of other financial institutions may adversely affect our business.

The actions and commercial soundness of other financial institutions could affect our ability to engage in routine funding transactions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. We have exposure to different industries and counterparties, and execute transactions with various counterparties in the financial industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients. Many of these transactions expose us to credit risk in the event of default by our counterparty or client. In addition, our credit risk may increase when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure that is owed to us. These losses, if they occur, could materially and adversely affect our results of operations.

Market volatility may constrain our business operations.

The capital and credit markets have been experiencing volatility and disruption for more than a year. In recent months, the volatility and disruption has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers seemingly without regard to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

Market volatility may further impair our stock price.

The market price for our common stock declined tremendously during 2008 and has been volatile in the past. Several factors could cause the price to fluctuate substantially in the future, including:

•	announcements of developments related to our business;

•	fluctuations in our results of operations;

•	sales of substantial amounts of our securities into the marketplace;

•	general conditions in our markets or the worldwide economy;

•	a shortfall in revenues or earnings compared to securities analysts’ expectations;

•	changes in analysts’ recommendations or projections; and

•	disclosure of adverse regulatory developments.

Our loan portfolio is predominantly secured by real estate and thus we have risk from a further downturn in our real estate markets.

A further downturn in our real estate markets could hurt our business because many of our loans are secured by real estate. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies and acts of nature, such as earthquakes and national disasters particular to California. Substantially all of our real estate collateral is located in California. If real estate values continue to further decline, the value of real estate collateral securing our loans could be significantly reduced. Our ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished and we would be more likely to suffer losses on defaulted loans.

REO is carried at net realizable value, but this may not be what we ultimately receive upon sale, which could affect our financial condition and profitability.

Although we obtain appraisals on our REO prior to taking title to the properties and at other intervals thereafter, due to the rapid and severe deterioration in our markets, there can be no assurance that such valuations will reflect the amount which may be paid by a willing purchaser in an arms-length transaction at the time of the final sale. Moreover, we cannot provide assurance that the losses associated with the REO will not exceed the estimated amounts and adversely affect future results of our operations. The calculation for the adequacy of write-downs of our REO is based on several factors, including the appraised value of the real property, economic conditions in the property’s sub-market, comparable sales, current buyer demand, availability of financing, entitlement and development obligations and costs, and historic loss experience. All of these factors have caused significant write-downs in recent periods and can change without notice based on market and economic conditions.

Future sales of our common stock or other securities may dilute the value of our common stock, which may adversely affect the market price of our common stock.

In many situations, our Board of Directors has the authority, without any vote of our stockholders, to issue shares of our authorized but unissued securities, including shares of common stock or preferred stock. In the future, we may issue additional securities, through public or private offerings, in order to raise additional capital. Any such issuance would dilute the percentage of ownership interest of existing stockholders and may dilute the per share book value of our common stock.

Anti-takeover provisions and federal law may limit the ability of another party to acquire us, which could cause our stock price to decline.

Various provisions of our certificate of incorporation and bylaws and certain other actions we have taken could delay or prevent a third-party from acquiring us, even if doing so might be beneficial to our stockholders. These include, among other things, a stockholder rights plan and the authorization to issue “blank check” preferred stock by action of the board of directors acting alone, thus without obtaining stockholder approval. The Home Owners’ Loan Act of 1933, as amended (“HOLA”) require that, depending on the particular circumstances, either OTS approval must be obtained or notice must be furnished to the OTS and not disapproved prior to any person or entity acquiring “control” of a savings and loan holding company, such as us. These provisions may prevent a merger or acquisition that would be attractive to stockholders and could limit the price investors would be willing to pay in the future for our common stock.

Since we operate in a highly regulated industry, legislative, regulatory or accounting changes, or significant litigation, could adversely impact our business.

We are subject to extensive federal regulation, supervision and legislation. See “Item 1–Business–Summary of Material Legislation and Regulations.” These laws and regulations change from time to time, and these changes may negatively impact us. Actions by regulatory agencies or significant litigation against us could cause us to devote time and resources to undertaking a defense; violations of law or regulations may result in penalties that affect us and our shareholders. Additionally, accounting standard setters, including the Financial Accounting Standards Board (“FASB”), SEC and other regulatory bodies, may change the financial accounting and reporting standards applicable to the preparation of our Consolidated Financial Statements. These changes can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in the restatement of prior period financial statements.

We are subject to examinations and challenges by tax authorities.

In the normal course of business, the Company and its subsidiaries are routinely subject to examinations and challenges from federal and state tax authorities regarding the amount of taxes due in connection with investments we have made and the businesses in which we have engaged. Recently, federal and state taxing authorities have become increasingly aggressive in challenging tax positions taken by financial institutions. These tax positions may relate to tax compliance, sales and use, franchise, gross receipts, payroll, property and income tax issues, including tax base, apportionment and tax credit planning. The challenges made by tax authorities may result in adjustments to the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions. If any such challenges are made and are not resolved in our favor, they could have a material adverse effect on our financial condition and results of operations.

We face strong competition from financial services companies and other companies that offer banking services

We conduct most of our operations in California. The banking and financial services businesses in California are highly competitive for deposits and increased competition in our primary market area may adversely impact the level of our deposits. Ultimately, we may not be able to compete successfully against current and future competitors. These competitors include commercial banks, savings and loan associations, credit unions, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market mutual funds and other financial institutions. In particular, our competitors include major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous locations and mount extensive promotional and advertising campaigns. Areas of competition include interest rates for deposits, efforts to obtain deposit customers and a range in quality of products and services provided, including new technology driven products and services. If we are unable to attract and retain banking customers, we may be unable to maintain or improve our level of deposits.

Consumers may decide not to use banks to complete their financial transactions.

Technology and other changes are allowing parties to complete financial transactions that historically have involved banks at one or both ends of the transaction. For example, consumers can now pay bills and transfer funds directly without banks. The process of eliminating banks as intermediaries, known as disintermediation, could result in the loss of fee income, as well as the loss of customer deposits and income generated from those deposits.

We may not be able to attract and retain skilled people.

Our success depends, in large part, on our ability to attract and retain skilled people. Competition for the best people in our businesses can be intense and we may not be able to hire people or to retain them given our current financial and market condition. The unexpected loss of services of key personnel could have a material adverse impact on our business because of their skills, knowledge of our market, industry experience and the difficulty of promptly finding qualified replacement personnel, especially in light of our current regulatory position and financial condition.

Our information systems may experience an interruption or breach in security.

We rely heavily on communications and information systems to conduct our business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan and other systems. While we have policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions or security breaches of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

We continually encounter technological change.

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on our business and, in turn, our financial condition and results of operations.

We are exposed to risk of environmental liabilities with respect to properties to which we take title

In the course of our business, we may foreclose and take title to REO, and could be subject to environmental liabilities with respect to these properties. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean-up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. If we become subject to significant environmental liabilities, our business, financial condition, results of operations and prospects could be adversely affected. See also “Item 1–Business–Environmental Concerns.”

Managing reputational risk is important to attracting and maintaining customers, investors and employees

Threats to our reputation can come from many sources, including adverse sentiment about financial institutions generally, unethical practices, employee misconduct, failure to deliver minimum standards of service or quality, compliance deficiencies, and questionable or fraudulent activities of our customers. We have policies and procedures in place to protect our reputation and promote ethical conduct, but these policies and procedures may not be fully effective. Negative publicity regarding our business, employees, or customers, with or without merit, may result in the loss of customers, investors and employees, costly litigation, a decline in revenues and increased governmental regulation.

An investment In our common stock is not an insured deposit.

Our common stock is not a bank deposit and, therefore, is not insured against loss by the FDIC, any other deposit insurance fund or by any other public or private entity. Investment in our common stock is inherently risky for the reasons described in this “Risk Factors” section and elsewhere in this report and is subject to the same market forces that affect the price of common stock in any company. As a result, if you acquire our common stock, you could lose some or all of your investment.

ITEM 1B. — UNRESOLVED STAFF COMMENTS

None.

ITEM 2. — PROPERTIES

            At December 31, 2008, we owned the building and the land for nine of our branch offices, owned the building but leased the land for one office, and leased our remaining 32 offices. Properties leased by us include our current corporate and executive offices, general services and banking operations office building as well as a residential lending operations office in Los Angeles. For information concerning rental obligations, see Note 7 of the Notes to Consolidated Financial Statements.

ITEM 3. — LEGAL PROCEEDINGS

We are involved as a plaintiff or defendant in various legal actions incident to our business, none of which are believed by management to be material to us.  For a discussion of the issuance of the Orders by the OTS on January 26, 2009, see “Item 1–Business–Recent Developments.”

ITEM 4. — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. — MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

During 2008, our common stock was traded on the NYSE under the symbol "FED". On February 26, 2009, NYSE Regulation, Inc. announced that it had determined that our common stock should be suspended from trading prior to market opening on Wednesday, March 4, 2009 as a result of our failure to satisfy the continued listing standards of the NYSE. Specifically, we no longer complied with Rule 802.01B as such rule is currently in effect, which requires that a listed company’s average global market capitalization over a consecutive 30-day trading period not be less than $15 million. NYSE Regulation, Inc. announced further that it intends to apply to the SEC to delist our common stock pending completion of applicable procedures, including any appeal by us of the NYSE's decision. We do not currently intend to take any further action to appeal the delisting decision. Effective March 4, 2009, our common stock began being quoted on the over-the-counter market under the symbol “FFED.pk”.

The following table sets forth the high and low closing prices for our common stock during each quarter for the past two years.

	PRICE RANGE OF COMMON STOCK
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	High	Low	High	Low	High	Low	High	Low
2008	$42.18	$27.15	$28.12	$8.04	$20.50	$3.99	$11.50	$1.50
2007	69.23	52.04	66.21	55.55	59.32	40.41	55.77	30.18

Holders

As of March 23, 2009, 13,684,553 shares of our common stock were outstanding and held of record by 589 stockholders.

Dividends

            We have no history of dividend payments on our common stock. However, we could in the future adopt a policy of paying dividends, depending on our net income, financial position and capital requirements, as well as regulatory restrictions, tax consequences and our ability to obtain a dividend from our bank subsidiary for payment to stockholders. OTS regulations limit amounts that the Bank can pay as a capital distribution to the Company. No such distribution may be made if the Bank’s net worth falls below regulatory requirements. In addition, we may not declare, make or pay any dividends or other capital distributions on our common stock without the prior written consent of the OTS as a result of the Company Order, and the Bank may not declare, make or pay any dividends or other capital distributions on its common stock without the prior written consent of the OTS as a result of the Bank Order.  See “Item 1—Business—Recent Developments” for information on the regulatory restrictions under which we currently operate and see "Item 1—Business—Summary of Material Legislation and Regulations" for other regulatory capital considerations. No capital distributions were made by the Bank to the Company during 2008 and 2006. During 2007 and 2004, the Board of Directors of the Bank declared and paid $100.0 million and $30.0 million, respectively, of capital distribution to the Company for the purpose of repurchasing shares of our common stock.

            No investments were made in the Bank by the Company during 2008, 2007 or 2006.

Recent Sales of Unregistered Securities

The Company has not sold any securities that were not registered under the Securities Act within the period covered by this Annual Report on Form 10-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any of our stock in 2008. For the year ended December 31, 2007, shares repurchased totaled 3,140,934 at an average price of $48.48. During the month of August 2007, the Board of Directors authorized the expansion of the Company’s stock repurchase program to permit repurchase of an additional 2,850,000 shares. The shares eligible for repurchase totaled 1,181,145 shares as of February 28, 2009.

PERFORMANCE GRAPH

Set forth as Exhibit 99.1 is a stock performance graph comparing the yearly total return on our stock over the period from December 31, 2003 through December 31, 2008 with (a) the cumulative total return on stocks included in the Industry Group 419 – Savings and Loan Index, prepared and published by Hemscott, Inc., and (b) the cumulative total return on stocks included in the NYSE Market Index, prepared and published by the NYSE.

The graph assumes $100 invested in December 31, 2003 with any dividends reinvested.

	12/31/2003	12/31/2004	12/31/2005	12/31/2006	12/31/2007	12/31/2008
FirstFed Financial Corp.	100.00	119.24	125.33	153.95	82.34	4.02
Savings & Loan Index	100.00	110.75	113.14	129.30	72.71	59.56
NYSE Market Index	100.00	112.92	122.25	143.23	150.88	94.76

This graph represents historical stock price performance and is not necessarily indicative of any future stock price performance. We will not make or endorse any predictions as to the future stock performance.

THE FOREGOING PERFORMANCE GRAPH SHALL NOT BE DEEMED TO BE SOLICITING MATERIAL OR TO BE FILED WITH THE SEC OR INCORPORATED BY REFERENCE IN ANY DOCUMENT SO FILED.

ITEM 6. — SELECTED FINANCIAL DATA

            The following table compares selected financial data for 2008 with the same data for the four prior years.  The data in the following table has been derived from, and should be read in conjunction with, the Company’s Consolidated Financial Statements and the accompanying notes presented in Item 8.  See also “Item 7–Management’ s Discussion and Analysis of Financial Condition and Results of Operations.”

FIRSTFED FINANCIAL CORP. AND SUBSIDIARY
FIVE YEAR SELECTED FINANCIAL DATA

	2008	2007	2006	2005	2004
	(Dollars in thousands, except per share data)
For the Year Ended December 31:
Interest income	$412,831	$597,713	$712,622	$491,106	$271,427
Interest expense	233,445	333,604	415,050	249,190	101,190
Net interest income	179,386	264,109	297,572	241,916	170,237
Provision for loan losses	570,800	32,400	12,400	19,750	3,000
Non-interest income	26,218	13,064	16,515	9,766	12,591
Non-interest expense	98,570	83,456	77,727	73,720	66,561
(Loss) income before income taxes	(463,766)	161,317	223,960	158,451	113,456
Income taxes	(62,114)	68,443	94,870	66,753	47,614
Net (loss) income	(401,652)	92,874	129,090	91,698	65,842
Basic (loss) earnings per share	(29.39)	6.07	7.79	5.55	3.95
Dilutive (loss) earnings per share	(29.39)	6.00	7.65	5.43	3.85
End of Year:
Loans receivable, net (1)	6,254,686	6,518,214	8,517,452	9,681,133	6,837,945
Mortgage-backed securities, at fair value	40,504	46,435	57,197	74,254	97,059
Investment securities, at fair value	323,048	316,788	311,850	294,017	250,586
Total assets	7,450,586	7,222,981	9,295,587	10,456,949	7,468,983
Deposits	4,907,356	4,156,692	5,889,881	4,371,657	3,761,165
Borrowings	2,235,000	2,354,000	2,568,448	5,419,184	3,191,600
Liabilities	7,191,844	6,568,482	8,590,872	9,886,110	6,991,509
Stockholders' equity	258,742	654,499	704,715	570,839	477,474
Book value per share	18.91	47.97	42.33	34.46	28.94
Tangible book value per share	18.91	47.94	42.25	34.25	28.62
Selected Ratios:
Return on average assets	(5.53)%	1.16%	1.27%	1.01%	1.12%
Return on average equity	(78.75)%	13.43%	20.28%	17.64%	14.54%
Ratio of non-performing assets to total assets	7.00%	2.79%	0.21%	0.05%	0.07%
Effective net spread	2.58%	3.42%	2.97%	2.69%	2.99%
Ratio of non-interest expense to average assets	1.36%	1.04%	0.77%	0.81%	1.13%
Other Data:
Number of retail banking offices	39	33	32	30	29
Number of lending only offices	1	2	6	6	4
(1) Includes loans held for sale.

Also see summarized results of operations on a quarterly basis for 2008, 2007, and 2006 in Note 17 of the Notes to Consolidated Financial Statements.

ITEM 7. — MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

            The discussion and analysis of the balance sheets and statement of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements. Actual results may differ from these estimates under different assumptions or conditions.

Allowance for Loan Losses

Accounting for the allowances for loan losses involves significant judgments and assumptions by management which has a material impact on the carrying value of net loans receivable. We consider the accounting for loan valuation allowances to be a critical accounting policy. The judgments and assumptions used by management are based on historical experience and other factors, which are believed reasonable under the circumstances as described in “Item 1–Business–Loan Loss Allowance.”

The majority of our residential loans were obtained from wholesale loan brokers. Loan origination costs for residential loans obtained from wholesale loan brokers generally include fees paid to those brokers, resulting in loan origination costs exceeding loan fees received. These excess loan origination costs are amortized as an adjustment of loan yield based on the expected lives of the related loans, including an estimate of the prepayment speeds on the portfolio.

Real Estate Owned

REO properties acquired through, or in lieu of, loan foreclosure are initially recorded at the lower of carrying value or fair market value, less estimated selling costs. Valuation adjustments at the time of foreclosure are charged to the general valuation allowance. After foreclosure, the properties continue to be carried at the lower of carrying value or fair value market value, less estimated selling costs. Any subsequent valuation adjustments, operating expense or income, and gains and losses on disposition of REO are recognized in current operations. Valuation allowances on REO are established based on our historical realization of REO losses and adjusted for current market trends.

RISKS AND UNCERTAINTIES

In the normal course of business, we encounter significant risks: economic risk, regulatory risk and operational risk, all of which are discussed in “Item 1A–Risk Factors.”

ECONOMIC RISK

There are three main components of economic risk: credit risk, collateral risk, and market risk (which includes interest rate risk).

Credit Risk

            Credit risk is the risk of default in our loan portfolio that results from a borrower’s inability to make contractually required payments. Our credit risk increased substantially during 2008 due to the number of adjustable rate mortgages that reached their maximum allowable negative amortization and now require an increased payment. Many borrowers who now can not afford the increased payments are finding (1) that they cannot refinance their mortgages due to the downturn in single family home values and (2) that mortgage lenders have tightened their lending standards since the time they initially obtained their loans. Also, many borrowers are no longer able to afford their homes due to the deteriorating California economy and the increase in unemployment rates throughout the state. As a result, single family loan delinquencies increased substantially in all categories during 2008. See "—Components of Income—Loan Loss Provision" and "—Non-performing Assets."

The determination of the allowance for loan losses and the valuation of real estate collateral are based on estimates that are susceptible to changes in the economic environment and market conditions. We recorded loan loss provisions of $570.8 million, $32.4 million and $12.4 million during 2008, 2007 and 2006, respectively. A continued downturn in the current economic climate and continued job losses throughout California could increase the likelihood of additional losses due to credit risk which would create the need for additional loan loss provisions.

Collateral Risk

Collateral risk is the risk that the collateral securing our loans, primarily real estate, may decline in value, either in absolute amount or in relation to the outstanding loan balance. Single family home values declined substantially in the state of California during 2008. Negative amortization, which is added to the outstanding loan balance, increases collateral risk. A continued downturn in the California real estate market could increase the likelihood of additional charge-offs and loan loss provisions if the loan exceeds the value of the collateral.

Market Risk

Market risk is the risk of loss from unfavorable changes in market prices and interest rates. Our market risk arises primarily from the interest rate risk inherent in its lending and deposit taking activities. The FRB decreased interest rates four times during 2007 and six times during 2008. Normally we see an immediate impact on the Bank’s cost of funds. However, some depository institutions in the Bank’s market areas were experiencing liquidity problems and were paying higher than expected rates on deposits in 2008. This may cause the cost of funds to remain artificially high and may cause our net interest spread to decrease. Should there be a more long-lasting economic or market downturn or if market interest rates increase significantly, we could experience a material increase in the level of loan defaults and charge-offs, and a material loss of net interest income.

A sustained flat or inverted interest rate yield curve may hamper our ability to originate adjustable rate loans in the future and may cause additional loan prepayments.

See “Item 7A—Quantitative and Qualitative Disclosures about Market Risk” for additional information relating to market risk.

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

On January 26, 2009, the Company and the Bank each consented to the issuance of an Order by the OTS. The Orders require, among other things, that the Company submit a detailed capital plan to address how the Bank will remain “well capitalized” at each quarter end through December 31, 2011. The Orders place growth restrictions on the Company and require that FFC receive permission before paying dividends, distributing capital, incurring new debt or making payments on existing debt, including interest payments. The Orders further require the Bank to submit to the OTS, within various prescribed time periods, a capital plan, a classified asset reduction plan, a liquidity plan, a business plan and a loan documentation plan. If the Bank fails to remain “well capitalized,” the Bank must then submit to the OTS a detailed contingency plan to accomplish either a merger with or acquisition by another federally insured institution or holding company thereof, or a voluntary liquidation of the Bank. For more information on the Orders, see “Item 1—Business—Recent Developments.”

OTHER RISKS
Inflation

Inflation or deflation substantially impacts the financial position and operations of financial intermediaries, such as banks and savings institutions. These entities primarily hold monetary assets and liabilities and, as such, can experience significant purchasing power gains and losses over relatively short periods of time. In addition, interest rate changes during inflationary or deflationary periods change the amounts and composition of assets and liabilities held by financial intermediaries and could result in regulatory pressure for increasing our capital.

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

A net loss of $401.7 million, or $29.39 per diluted share, was recorded in 2008, compared to net income of $92.9 million, or $6.00 per diluted share, in 2007 and net income of $129.1 million, or $7.65 per diluted share, in 2006.

            The net loss incurred during 2008 was primarily due to a $570.8 million loan loss provision, a $149.5 million valuation allowance recorded against the Company’s deferred tax assets, and a 32% decrease in net interest income. The decrease in net income from 2006 to 2007 was due to lower net interest income, higher provisions for loan losses, higher occupancy costs and increased losses on real estate operations.

Consolidated assets at the end of 2008 were $7.5 billion, a 4% increase from $7.2 billion at the end of 2007, and a 19% decrease from $9.3 billion at the end of 2006. The variation in total assets over the last three years was primarily due to changes in loan originations, which were $1.5 billion during 2008, $1.1 billion in 2007 and $2.2 billion in 2006, and due to the larger than normal cash equivalents the Bank held at December 31, 2008.

Certain of our key financial ratios are presented below:

	Year Ended December 31,
	Return on Average Assets	Return on Average Equity	Average Equity to Average Assets
2008	(5.53)%	(78.75)%	7.03%
2007	1.16	13.43	8.62
2006	1.27	20.28	6.28
2005	1.01	17.64	5.72
2004	1.12	14.54	7.69

Due to continued weakness in the California economy, real estate market and job market, we recorded loan loss provisions of $570.8 million, $32.4 million and $12.4 million during 2008, 2007 and 2006, respectively. We recorded net loan charge-offs of $367.0 million, $14.1 million, and $190 thousand during 2008, 2007 and 2006, respectively.

Non-performing assets (primarily loans 90 days past due or in foreclosure plus real estate owned) were $521.5 million, or 7.00% of total assets, at December 31, 2008, compared to $201.5 million, or 2.79% of total assets, at December 31, 2007 and $19.6 million, or 0.21% of total assets, at December 31, 2006. The increase in non-performing loans during 2008 was due to foreclosures and delinquencies on single family real estate loans. See “—Non-Performing Assets.”

At December 31, 2008, our regulatory risk-based capital ratio was 11.26% and our tangible and core capital ratio was 5.35%. We met the regulatory capital standards necessary to be deemed "well capitalized" at December 31, 2008. See “—Capital Resources and Liquidity—Capital Requirements.”

During the year ended December 31, 2007, shares repurchased totaled 3,140,934 at an average price of $48.48. We did not repurchase any of our stock during 2008 or 2006. Total shares eligible for repurchase totaled 1,181,145 shares as of February 28, 2009.

COMPONENTS OF INCOME
Net Interest Income

            Net interest income is the primary component of our income. The major determinants of net interest income are the dollar amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid thereon. The greater the excess of average interest-earning assets over average interest-bearing liabilities, the more beneficial the impact on net interest income. The excess of average interest-earning assets over average interest-bearing liabilities was $294.6 million in 2008, $602.1 million in 2007 and $590.2 million in 2006. The decrease during 2008 was due to  loan charge-offs and foreclosures.

            Loan prepayment fees, included in interest income, decreased to $2.5 million in 2008, compared to $17.7 million in 2007 and $30.4 million in 2006, because a fewer number of loans subject to prepayment fees were paid off by borrowers. Real estate loans subjected to prepayment fees represented 97.8%, 93.2%, and 93.0% of loans originated during 2008, 2007, and 2006, respectively.

Federal Home Loan Bank stock dividends are included in the computation of the yield on investments and interest-earning assets. FHLB stock dividends were $5.8 million, $5.0 million and $9.5 million for 2008, 2007 and 2006, respectively. The average yield on FHLB stock was 4.99%, 5.32%, and 5.12% in 2008, 2007 and 2006, respectively. On January 8, 2009, the Federal Home Loan Bank of San Francisco announced that it has suspended the payment of dividends on its capital stock for the fourth quarter of 2008. It also announced that it would not repurchase excess capital stock on January 31, 2009, the next regularly scheduled repurchase date. Since 2006, the Bank has only recorded dividends on FHLB stock when a final dividend is declared and payable.

The following table sets forth the components of interest-earning assets and liabilities, the excess of interest-earning assets over interest-bearing liabilities, the yields earned and rates paid and net interest income for the periods indicated:
	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Average loans (1)	$6,392,096	$7,246,523	$9,427,915
Average investment securities	573,064	479,668	576,878
Average interest-earning assets	6,965,160	7,726,191	10,004,793

Average deposits	4,220,735	4,845,552	5,425,751
Average borrowings	2,449,841	2,278,539	3,988,806
Average interest-bearing liabilities	6,670,576	7,124,091	9,414,557
Excess of interest-earning assets over interest-bearing liabilities	$294,584	$602,100	$590,236

Yields earned on average interest-earning assets	5.93%	7.74%	7.12%
Rates paid on average interest-bearing liabilities	3.50	4.68	4.41
Interest rate spread	2.43	3.06	2.71
Effective net spread (2)	2.58	3.42	2.97

Interest on loans	$387,328	$571,727	$682,716
Interest and dividends on investments	25,503	25,986	29,906
Total interest income	412,831	597,713	712,622
Interest on deposits	142,891	212,310	220,932
Interest on borrowings	90,554	121,294	194,118
Total interest expense	233,445	333,604	415,050
Net interest income	$179,386	$264,109	$297,572

(1) Non-accrual loans are included in the average dollar amount of loans outstanding. However, generally no income is included for the period that each such loan was on non-accrual status.
(2) The effective net spread is a fraction, the numerator of which is net interest income and the denominator of which is the average dollar amount of interest-earning assets.

            Over 71% of the Bank’s loans are adjustable rate loans with monthly adjustable interest rates. The remainder of our portfolio is comprised of adjustable rate loans with initial fixed interest rate periods of up to five years. Our net interest income is impacted by a time lag before changes in the cost of funds can be passed along to monthly adjustable rate loan clients. Savings and borrowing costs adjust to market rates quickly, whereas it takes two to three months for loan yields to adjust. This time lag decreases our net interest income during periods of rising interest rates. The reverse is true during periods of declining interest rates. See “Item 7A—Quantitative and Qualitative Disclosures about Market Risk” for further discussion.

            Net interest income decreased by 32% during 2008 compared to 2007, mainly due to a 10% decrease in average interest-earning assets and a 63 basis point decrease in the interest rate spread. The loan portfolio yield decreased due to an increase in non-performing loans and downward rate adjustments on the adjustable rate loan portfolio. The FRB decreased interest rates six times during the year which lowered the federal funds rate to between 0% and 0.25% at December 31, 2008 from 4.25% at December 31, 2007.

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

	Year Ended December 31, 2008 Versus			Year Ended December 31, 2007 Versus
	Year Ended December 31, 2007			Year Ended December 31, 2006
	Change Due To			Change Due To
	Volume	Rate	Total	Volume	Rate	Total

Interest Income:
Loans	$(62,148)	$(122,251)	$(184,399)	$(168,262)	$57,273	$(110,989)
Investments	4,597	(5,080)	(483)	(5,247)	1,327	(3,920)
	(57,551)	(127,331)	(184,882)	(173,509)	58,600	(114,909)
Interest expense:
Deposits	(25,217)	(44,202)	(69,419)	(24,682)	16,060	(8,622)
Borrowings	8,531	(39,271)	(30,740)	(89,447)	16,623	(72,824)
Total interest expense	(16,686)	(83,473)	(100,159)	(114,129)	32,683	(81,446)
Change in net interest income	$(40,865)	$(43,858)	$(84,723)	$(59,380)	$25,917	$(33,463)

Note: Changes in rate/volume (change in rate multiplied by the change in average volume) have been allocated to the change in rate or the change in volume based upon the respective percentages of the combined totals.
.
	Interest Rate Spreads and Effective Net Spreads
	Year Ended December 31,
	2008		2007		2006		2005		2004
	During Period	End of Period	During Period	End of Period	During Period	End of Period	During Period	End of Period	During Period	End of Period
Weighted average yield on loans	6.06%	5.45%	7.89%	7.53%	7.24%	8.13%	5.54%	6.60%	4.92%	5.02%
Weighted average yield on investments	4.45	3.12	5.42	5.42	5.18	4.77	4.01	4.28	3.12	3.07
Weighted average yield on all interest-earning assets	5.93	5.18	7.74	7.38	7.12	7.91	5.46	6.46	4.77	4.88
Weighted average rate paid on deposits	3.39	3.18	4.38	4.17	4.07	4.44	2.40	3.00	1.42	1.65
Weighted average rate paid on borrowings and FHLB advances	3.70	2.91	5.32	4.80	4.87	5.37	3.40	4.19	2.55	2.57
Weighted average rate paid on all interest-bearing liabilities	3.50	3.09	4.68	4.39	4.41	4.72	2.92	3.65	1.91	2.06
Interest rate spread (1)	2.43	2.09	3.06	2.99	2.71	3.19	2.54	2.81	2.86	2.82
Effective net spread (2)	2.58		3.42		2.97		2.69		2.99

(1) Weighted average yield on all interest-earning assets less weighted average rate paid on all interest-bearing liabilities.
(2) Net interest income divided by average interest-earning assets.

Loan Loss Provision

            We recorded loan loss provisions of $570.8 million, $32.4 million and $12.4 million during 2008, 2007 and 2006, respectively. The increased provision was due to foreclosed and delinquent single family loans resulting from the downturn in the California real estate market and increasing unemployment. Also, tighter lending standards imposed by mortgage lenders and having fewer banks in general willing to lend, took away refinancing options for borrowers. Single family non-accrual loans (greater than 90 days delinquent or in foreclosure) increased to $403.8 million at December 31, 2008 from $179.7 million as of December 31, 2007. Single family loans delinquent less than 90 days decreased to $208.2 million as of December 31, 2008 from $236.7 million as of December 31, 2007. Non-performing assets were $521.5 million at December 31, 2008, compared to $201.5 million and $19.6 million at December 31, 2007 and 2006, respectively.

            We have a policy of providing for general valuation allowances, unallocated to any specific loan, but available to offset any loan losses. The allowance is maintained at an amount that we believe to be adequate to cover estimable and probable loan losses inherent in the loan portfolio at the balance sheet date. We also maintain valuation allowances for impaired loans and loans sold with recourse when needed. See "Item 1—Business–Loan Loss Allowance". We perform regular risk assessments of our loan portfolio to maintain appropriate valuation allowances. Additional loan loss provisions may be required to the extent that charge-offs are recorded against valuation allowances for impaired loans or the general valuation allowance or if there is further deterioration of the loan portfolio.

We recorded net loan charge-offs of $367.0 million during 2008, compared to $14.1 million and $190 thousand during 2007 and 2006, respectively. The charge-offs during 2008 and 2007 primarily resulted from losses on single family residential loans compared to the charge-offs during 2006, which primarily resulted from losses on business loans not secured by real estate.

Non-interest Income

            Non-interest income increased to $26.2 million during 2008, from $13.1 million during 2007 and $16.5 million during 2006. The increase in 2008 compared to 2007 was due to increased net gains on the sale of real estate owned, higher retail office fees and increased investment services income. The decrease from 2006 to 2007 was due to losses on sale of real estate owned which offset higher retail office fees in 2007 compared to 2006.

            Loan servicing and other fees were $3.7 million in 2008, compared to $2.8 million in 2007 and $2.6 million in 2006. The increase during 2008 was due to increases in appraisal fee income and brokered loan fees.

            Retail office fees increased to $7.3 million in 2008, compared to $6.8 million in 2007 and $6.6 million in 2006. The increases during the three-year period resulted from increases in overdraft service fees and the implementation of an unavailable funds fee.

            Due to unfavorable secondary market conditions, only $1.4 million in loans were sold during 2008 at a gain of $20 thousand. During 2007, $20.1 million in loans designated as “held for sale” were transferred to the “held for investment” portfolio due to poor secondary market conditions. A valuation loss of $337 thousand was recorded upon the transfer. Gain on sale of loans was $4.7 million in 2007 and $6.2 million in 2006.

            Sales of real estate owned resulted in a net gain of $8.3 million during 2008, compared to a net loss of $3.1 million during 2007 and net gain of $266 thousand in 2006. The net gain reported during 2008 resulted from write downs recorded at the time of foreclosure or during the holding period which created gains upon the ultimate disposition of properties. Additional write downs taken on real estate owned during their holding period which were charged against any gains and amounted to $23.8 million during 2008 compared to $4.2 million during 2007 and $59 thousand during 2006.

            Other operating income increased to $6.9 million in 2008, compared to $2.0 million in 2007 and $842 thousand in 2006. The increases in 2008 compared to 2007 and 2006 were primarily due to increases in investment services  income.

Non-interest Expense

           The ratio of non-interest expense to average total assets was 1.36% for 2008, 1.04% for 2007 and 0.77% for 2006. The increase during 2008 was due to an increase in operating costs on real estate owned, increased professional service fees, increased legal fees, higher occupancy costs and increased federal deposit insurance premiums. Expenses increased in 2007 compared to 2006 due to higher compensation costs, higher occupancy costs and higher federal deposit insurance costs.

            Salary and benefit costs decreased 8% in 2008 compared to 2007 primarily due to the elimination of management bonus and profit sharing costs, which was partially offset by normal salary adjustments, additional personnel hired for new branches and higher commissions. Salary and benefit costs increased 7% in 2007 compared to 2006 due to normal salary adjustments and additional personnel hired for new branches.

           Occupancy expense increased by 11% during 2008 compared to 2007 due to the opening of six new branches and a $1.1 million lease write off for the former corporate headquarters in the first quarter of 2008. Occupancy expense increased 25% in 2007 compared to 2006 due to the opening of two new branches, the closing of one branch during the year and additional maintenance costs for the repair and remodeling of existing branches. Also, rent expense was incurred on our current headquarters during 2007 while we were still paying rent on three facilities that were subsequently consolidated in 2008.

Legal expenses increased to $2.6 million in 2008 from $566 thousand during 2007. Legal expenses during  2007 were lower than normal because a legal accrual of $1.8 million was reversed due to the favorable outcome of a pending legal matter.

            Professional services increased to $4.0 million during 2008 from $600 and $524 thousand for 2007 and 2006, respectively. The increase was primarily due to costs incurred in connection with our efforts to raise additional capital.

           Real estate operations, primarily costs associated with holding foreclosed properties, increased to $14.2 million from $1.5 million and $28 thousand for 2007 and 2006, respectively. As of December 31, 2008, we owned $117.7 million of foreclosure properties compared to $21.1 million and $1.1 million at December 31, 2007 and 2006, respectively.

The following table details the components of non-interest expense for the periods indicated:

	Non-Interest Expense Year Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Salaries and Employee Benefits:
Salaries	$31,775	$32,900	$28,890	$27,850	$25,992
Incentive compensation	3,336	2,702	4,137	6,719	4,217
Payroll taxes	2,636	2,660	2,598	2,660	2,334
Stock option expense	1,610	1,725	1,880	—	—
Employee benefit insurance	2,345	2,003	1,798	1,817	1,629
Bonus compensation	—	2,919	2,296	2,057	1,500
Profit sharing	145	1,539	1,548	1,545	2,530
SERP	2,143	1,559	1,526	1,476	1,381
401(k)	635	535	652	416	500
Other salaries and benefits	480	637	644	521	824
	45,105	49,179	45,969	45,061	40,907
Occupancy:
Rent...	8,784	7,205	5,303	5,148	4,836
Equipment	2,428	2,263	2,230	2,184	1,826
Maintenance costs	1,041	1,531	1,163	912	861
Other occupancy	2,522	2,371	1,991	1,482	1,168
	14,775	13,370	10,687	9,726	8,691
Other Operating Expense:
Insurance	794	692	803	896	746
Amortization of core deposit intangible	463	879	1,995	1,995	1,995
Data processing	2,225	2,303	2,743	2,596	2,587
Contributions	211	376	494	492	502
Professional services	3,997	600	524	660	292
Legal expenses	2,608	566	1,718	1,598	1,839
OTS assessments	1,787	2,153	2,260	1,125	751
Federal deposit insurance premiums	4,166	2,845	1,393	504	388
Telephone	561	663	563	844	775
Office supplies	749	687	1,139	936	833
Postage	920	951	988	965	677
Subscriptions	191	203	236	281	229
Delivery	590	604	598	638	565
Other contracted services	838	1,083	991	1,052	820
Uninsured losses	101	389	628	1,111	651
Real estate owned operations	14,217	1,526	28	22	36
Other operating costs	3,295	3,344	2,722	2,464	2,572
	37,713	19,864	19,823	18,179	16,258

Advertising	977	1,043	1,248	754	705
Total	$98,570	$83,456	$77,727	$73,720	$66,561

Non-interest expense as % of average assets	1.36%	1.04%	0.77%	0.81%	1.13%

BALANCE SHEET ANALYSIS

            At December 31, 2008, consolidated total assets were $7.5 billion, compared to $7.2 billion at December 31, 2007 and $9.3 billion at December 31, 2006. Total assets increased in 2008 compared to 2007 primarily because the Bank increased its liquidity at the end of the year. Total assets decreased in 2007 compared to 2006 due to loan payoffs and charge-offs, and a decline in loan originations. Loan originations totaled $1.5 billion in 2008, compared to $1.1 billion in 2007 and $2.2 billion in 2006. Principal repayments on loans totaled $972.4 million during 2008, $2.6 billion during 2007 and $2.8 billion during 2006.

Real Estate Loan Portfolio

                At the end of 2008, 71.3% of our loans had adjustable interest rates based on monthly changes. Of these, 25.8% of those loans were based on CODI, 14.5% were based on the 12MAT Index, 28.5% were based on the COFI Index and 2.5% were based on other indices. The Bank has traditionally maintained a higher percentage of full-term adjustable rate mortgages in its loan portfolio. However, 86% of loans originated during 2008 were in hybrid fixed/adjustable loans with initial fixed rate periods of five years. The increase in 2008 loan originations with a fixed interest rate period was based on borrower preference for fixed rate loans with no negative amortization. We continue to believe that adjustable rate mortgages help insulate us from fluctuations in interest rates, notwithstanding the two to three month time lag between a change in our monthly cost of funds and a corresponding change in our loan yields. See "Item 7A—Quantitative and Qualitative Disclosures about Market Risk."

There are varying periods for which our loan payments may be fixed, ranging from one year to five years. See “Item 1—Business–Interest Rates, Terms and Fees.”

            Because AML loan-to-value ratios may increase above those established at the time of loan origination due to negative amortization, when we did lend in excess of 80% of the appraised value, additional fees and higher rates were charged or we required mortgage insurance to reduce our loss exposure to below 75%. Notwithstanding a borrower’s election to make a less than fully-amortizing or interest-only payment, which serves to increase negative amortization, the amount of negative amortization also increases during periods of rising short term interest rates. See “Item 1—Business–Interest Rates, Terms and Fees.”

           At December 31, 2008, 2007 and 2006, negative amortization included in the balance of loans receivable, totaled $262.9 million, $301.7 million and $215.8 million, respectively. Negative amortization has decreased in 2008 compared to 2007 due to decreased interest rates and the fact that many of the loans originated with very low pay rates have reached the maximum negative amortization allowed. Negative amortization has also decreased due to payoffs and foreclosures of loans susceptible to negative amortization. In addition, the portfolio of loans with fixed payment periods of three to five years has decreased to $706.4 million at December 31, 2008, from $1.1 billion at December 31, 2007 and $1.8 billion at December 31, 2006. The portfolio of single family loans with a one-year fixed payment totaled $2.2 billion at December 31, 2008, $3.2 billion at December 31, 2007 and $4.6 billion at 2006. Negative amortization as a percentage of all single family loans with negative amortization totaled 9.01% at December 31, 2008, 7.68% at December 31, 2007 and 3.93% at December 31, 2006. Single family loans comprised 60% of originations during 2008 compared to 61% of originations in 2007 and 88% of originations during 2006.

            Unlike the single family real estate market, the multi-family real estate market in California showed little sign of weakness during 2008. Due to increased marketing efforts by the Bank, multi-family loan originations increased 51% during 2008 compared to 2007.

            The following table details loan originations and loan purchases by property type for the periods indicated:

	Loan Originations and Purchases by Property Type
	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands)
Single family (one-to-four units)	$921,942	$652,932	$1,929,686	$4,329,439	$3,095,010
Multi-family	552,527	366,236	229,332	409,201	647,326
Commercial real estate	—	28,460	11,757	45,001	66,010
Commercial business loans	19,290	26,146	32,275	36,197	43,226
Other	34,994	—	2,220	4,145	29,237
Total	$1,528,753	$1,073,774	$2,205,270	$4,823,983	$3,880,809

            Loans originated upon the sale of real estate owned totaled $7.7 million during 2008. Of these loans, $5.8 million were 100% financed with no down payment from the borrower. No gain will be recognized upon the sale of these REO until a sufficient cash investment is made by the borrower. No loans were originated upon the sale of real estate owned during 2007 or 2006.

The following table summarizes loan originations and purchases by loan type for the periods indicated:

	Loan Originations and Purchases by Loan Type
	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Adjustable:
12MAT	$43,188	$93,524	$502,990
CODI	—	4,275	130,553
COFI	134,914	408,235	1,259,875
LIBOR	5,935	2,165	—
Prime	34,993	33,983	39,332
	219,030	542,182	1,932,750

Fixed	2,770	16,295	5,016
Hybrid	1,306,953	515,297	267,504
Total	$1,528,753	$1,073,774	$2,205,270

The following table summarizes single family loan originations by borrower documentation type for the periods indicated:

	Single Family Loan Originations by Borrower Documentation Type
	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Verified Income/ Verified Asset	$910,089	$240,322	$356,758
Stated Income/ Verified Asset	11,853	269,129	639,756
Stated Income/ Stated Asset	—	68,709	568,723
No Income/ No Asset	—	74,772	364,449
Total	$921,942	$652,932	$1,929,686

            On Verified Income/Verified Asset loans (VIVA), the borrower includes information on his/her income and assets, which is then verified. Loans that allow for a reduced level of documentation at origination have been a significant percentage of single family loans originated in our market areas. On SISA loans, the borrower includes information on his/her level of income and assets that is not subject to verification. On SIVA loans, the borrower includes information on his/her level of income and that information is not subject to verification, although information provided by the borrower on his/her assets is verified. For NINA loans, the borrower is not required to submit information on his/her level of income or assets. However, all single family loans, including NINA loans, require credit reports and appraisals. The Bank required higher credit scores, higher rates and lower loan to values on NINA loans. We stopped originating SISA loans and NINA loans in October 2007, but continued to originate “stated income/verified asset” loans (“SIVA” loans) until February 2008. Multi-family loans and other real estate loans have always required complete and customary documentation from the borrowers.

Loan Composition

Loans based on the security of single family properties (one-to-four units) comprise the largest category of our loan portfolio. The loan portfolio also includes loans secured by multi-family and commercial and industrial properties. At December 31, 2008, 67% of the loan portfolio consisted of first liens on single family properties while first liens on multi-family properties were 29% of the portfolio, and first liens on commercial properties represented 2% of the portfolio. Commercial business loans, construction loans, consumer loans and other loans comprised the remaining 2% of the loan portfolio at December 31, 2008.

The following table sets forth the composition of our portfolio of loans at the dates indicated:

	December 31,
	2008	2007	2006	2005	2004
	(In thousands)
REAL ESTATE LOANS
First trust deed residential loans:
One-to-four units	$4,378,731	$4,652,876	$6,444,225	$7,361,476	$4,585,962
Five or more units	1,936,286	1,709,815	1,811,966	1,942,021	1,825,564
Residential loans	6,315,017	6,362,691	8,256,191	9,303,497	6,411,526

OTHER REAL ESTATE LOANS
Commercial and industrial	148,841	159,052	196,569	257,560	324,805
Construction	—	—	—	4,910	20,902
Land	4,201	4,242	—	—	—
Second trust deeds	1,953	2,159	3,392	6,505	5,466
Real estate loans	6,470,012	6,528,144	8,456,152	9,572,472	6,762,699

NON-REAL ESTATE LOANS
Deposit accounts	1,354	2,061	825	595	491
Commercial business loans	79,378	75,848	83,759	80,186	58,869
Consumer loans	33,661	33,136	44,528	57,399	60,677
Loans receivable	6,584,405	6,639,189	8,585,264	9,710,652	6,882,736

LESS:
General valuation allowance	280,185	127,503	109,768	97,558	78,675
Impaired loan valuation allowances	46,735	555	—	—	496
Deferred loan origination (costs) fees	2,799	(7,083)	(41,956)	(68,039)	(34,380)
Net loans receivable (1)	$6,254,686	$6,518,214	$8,517,452	$9,681,133	$6,837,945
(1)   Includes loans held-for-sale.

The Bank significantly increased its general valuation allowance and its impaired valuation allowance as of December 31, 2008. See “Item 1—Business—Internal Asset Review System” for a further discussion of the Bank’s general and impaired valuation allowances.

At December 31, 2008, the Bank had net deferred origination fee income of $2.8 million compared to $7.1 million at December 31, 2007. During the previous five years, the Bank had net deferred origination costs because wholesale single family loans typically had deferred origination costs in excess of deferred loan origination income due to commissions paid to mortgage loan brokers. Net deferred loan origination costs decreased because the costs are amortized over the expected life of the loans which is typically three years. Also, single family loan origination volume has decreased in 2008 and 2007 from the level of three years ago. Multi-family loans typically have deferred loan origination fees in excess of deferred loan origination costs. This deferred loan origination fees are amortized over the contractual lives of the loans.

                The following table shows the composition of our single family loan portfolio by borrower documentation type at origination as of  the dates indicated:

	Single Family Loan Portfolio by Borrower Documentation Type
	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Verified Income/ Verified Asset	$1,808,445	$1,135,358	$1,322,883
Stated Income/ Verified Asset	1,087,151	1,468,686	2,120,962
Stated Income/ Stated Asset	1,100,672	1,506,627	2,251,179
No Income/ No Asset	382,463	542,205	749,201
Total	$4,378,731	$4,652,876	$6,444,225

                We attempted to mitigate the inherent risk of making reduced documentation loans by evaluating the other characteristics of the loans, such as the creditworthiness of the borrower and the loan-to-value ratio based on the collateral’s appraised value at the origination date. The underwriting of these loans was based on the borrower’s credit profile and credit history, intended occupancy, reasonableness of stated income and the value of the collateral. The creditworthiness of the borrower was based on the borrower’s credit score (“FICO”), prior use of and repayment of credit, job history and stability. The average borrower FICO score and average loan-to-value ratio on single family loan originations were 756 and 66%, respectively, in 2008, compared to 715 and 74%, respectively, in 2007 and 714 and 73%, respectively, in 2006.

The following table shows the composition of our single family loan portfolio at the dates indicated by original loan-to-value ratio:

	December 31,
Original LTV Ratio:	2008	2007	2006
	(In thousands)
<65%	$949,119	$817,580	$1,230,750
65-70%	535,765	505,320	722,380
70-75%	606,856	593,386	802,885
75-80%	2,047,508	2,348,772	3,104,381
80-85%	46,797	73,564	111,678
85-90%	153,273	262,719	391,128
>90%	39,413	51,535	81,023
Total	$4,378,731	$4,652,876	$6,444,225

            The Bank generally has required that borrowers obtain private mortgage insurance on loans in excess of 80% of the appraised property value. Prior to April 2006, on certain loans originated for the portfolio, the Bank charged premium rates and/or fees in exchange for waiving the insurance requirement. Management believed that the additional rates and fees that we received for these loans compensated for the additional risk associated with this type of loan. In certain of these cases when we waived the insurance requirement, we purchased private mortgage insurance with our own funds. At December 31, 2008, 67% of loans with mortgage insurance were insured by RMIC, the Republic Mortgage Insurance Company, and 32% were insured by MGIC, the Mortgage Guaranty Insurance Corporation. Under certain mortgage insurance programs, the Bank continues to act as co-insurer and participate with the insurer in absorbing any future loss. As of December 31, 2008, 2007 and 2006, loans with co-insurance totaled $110.4 million, $212.0 million and $259.1 million, respectively. Loans with initial loan-to-value ratios greater than 80% with no private mortgage insurance totaled $129.1 million, $175.9 million and $292.4 million, respectively, at December 31, 2008, 2007 and 2006.

The following table shows the composition of our single family loan portfolio at the dates indicated by the FICO score of the borrower at origination:

	December 31,
FICO Score at Origination	2008	2007	2006
	(In thousands)
<620	$24,481	$27,667	$36,428
620-659	330,096	431,307	576,947
660-719	1,784,932	2,162,687	2,957,784
>720	2,198,022	1,982,220	2,824,692
Not Available	41,200	48,995	48,374
Total	$4,378,731	$4,652,876	$6,444,225

                The following table shows the composition of our single family loan portfolio by borrower documentation type at origination for the dates indicated with loan balance, weighted average LTV Ratio and FICO Score:

	December 31,
	2008			2007			2006
	(Dollars in thousands)
	LoanBalance	LTV Ratio	FICO Score	Loan Balance	LTV Ratio	FICO Score	Loan Balance	LTV Ratio	FICO Score
Verified Income / Verified Asset	$1,808,445	70.2%	708	$1,135,358	73.3%	709	$1,322,883	73.7%	706
Stated Income / Verified Asset	1,087,151	73.9	711	1,468,686	74.0	715	2,120,962	73.7	717
Stated Income / Stated Asset	1,100,672	74.9	712	1,506,627	74.6	714	2,251,179	73.8	716
No Income / No Asset	382,463	70.7	726	542,205	70.8	728	749,201	69.8	729
	$4,378,731	72.4%	712	$4,652,876	73.6%	715	$6,444,225	73.3%	716

The following table shows the composition of our single family loan portfolio by geographic distribution at the date indicated:

	December 31,
	2008		2007		2006
	(Dollars in thousands)
Los Angeles County	$1,233,889	28.2%	$1,148,942	24.8%	$1,589,318	24.7%
San Francisco Bay Area	768,262	17.5	775,303	16.7	1,124,541	17.5
Central California Coast	598,268	13.7	592,547	12.7	856,949	13.3
San Diego Area	441,631	10.1	558,452	12.0	739,995	11.5
Orange County	479,464	10.9	428,667	9.2	580,226	9.0
San Bernardino / Riverside Counties	296,624	6.8	374,303	8.0	541,412	8.4
San Joaquin Valley	194,741	4.4	298,788	6.4	390,155	6.1
Sacramento Valley	197,861	4.6	275,313	5.9	349,829	5.4
Other	167,991	3.8	200,561	4.3	271,800	4.1
Total	$4,378,731	100.0%	$4,652,876	100.0%	$6,444,225	100.0%

The following table shows the composition of our single family loan portfolio by year of origination as of December 31, 2008 (dollars in thousands):

2003 and Prior	$301,288	6.8%
2004	567,660	13.0
2005	1,390,979	31.8
2006	876,255	20.0
2007	341,023	7.8
2008	901,526	20.6
Total	$4,378,731	100.0%

Our adjustable rate loans permit negative amortization up to a certain defined level, and the payment on such loans adjusts periodically in accordance with the terms of the loan documents. Because many borrowers have elected to make a mortgage payment less than what is required by either the “interest only” or fully amortizing option, many of these adjustable rate mortgages have reached their maximum negative amortization threshold and now require an increased payment.

The “recast” of these loans to a higher payment amount was a substantial factor in the higher delinquency levels experienced by the Bank during 2008 because many borrowers were unable to make the higher payments. We cannot predict how the increased payments will impact delinquencies in the future, but the percentage of increase in the payment amount and the loan-to-value ratio are important considerations.

The following tables show the number and dollar amount of performing loans expected to recast by current estimated loan-to-value ratio for the periods indicated (updated for both current loan balance and current estimated market value):

	2009		2010		Thereafter
Loan-to-value Ratio	Recast Balance	Number of Loans	Recast Balance	Number of Loans	Recast Balance	Number of Loans
			(Dollars in thousands)
< 70%	$68,491	195	$73,393	208	$87,805	197
70-80%	70,343	156	64,395	152	82,647	132
80-90%	74,891	174	111,606	212	93,143	143
90-100%	65,637	139	148,224	295	161,545	253
100-110%	66,559	134	120,251	245	193,264	338
>110%	50,102	115	176,391	396	212,674	445
Grand total	$396,023	913	$694,260	1,508	$831,078	1,508

The following tables show the number and dollar amount of loans expected to recast by projected payment increase for the periods indicated:

	2009		2010		Thereafter
Projected Payment Increase	Recast Balance	Number of Loans	Recast Balance	Number of Loans	Recast Balance	Number of Loans
			(Dollars in thousands)
< 50%	$131,784	321	$203,707	478	$712,048	1,281
50-100%	200,154	455	324,122	695	110,934	209
100-125%	59,359	126	147,548	298	5,885	14
125-150%	4,196	10	18,883	37	2,211	4
>150%	530	1	—	—	—	—
Grand total	$396,023	913	$694,260	1,508	$831,078	1,508

Loans Sold with Recourse

            Loans sold with recourse totaled $36.6 million as of December 31, 2008, $42.2 million as of December 31, 2007 and $53.2 million as of December 31, 2006. Loans sold with recourse are primarily secured by multi-family properties. Although no longer owned by us, these loans are evaluated for the purposes of measuring risk exposure for regulatory capital. The decreases over the last three years were due to normal amortization and payoffs.

            We also have full recourse on multi-family loans sold to FNMA in exchange for mortgage-backed securities during 2005. Due to the recourse provisions of the sale, these mortgage-backed securities continue to be accounted for as part of our loan portfolio pursuant to Statement of Financial Accounting Standards No. 140, Accounting for and Servicing of Financial Assets and Extinguishments of Liabilities. The outstanding balance of these loans was $501.1 million as of December 31, 2008 and $658.5 million at December 31, 2007. These mortgage-backed securities are available to be used in collateralized borrowing arrangements.

ASSET QUALITY
 Asset Quality Ratios

The following table sets forth certain asset quality ratios at the dates indicated:

	December 31,
	2008	2007	2006	2005	2004
Non-performing loans to gross loans receivable (1)	6.13%	2.72%	0.22%	0.05%	0.07%
Non-performing assets to total assets (2)	7.00%	2.79%	0.21%	0.05%	0.07%
Loan loss allowances to non-performing loans (3)	81%	71%	593%	1,965%	1,588%
Loan loss allowances to gross loans receivable (4)	4.97%	1.93%	1.28%	1.00%	1.15%

(1)	Loans receivable are before deducting unrealized loan fees, the general valuation allowance and valuation allowances for impaired loans.
(2)	Non-performing assets are net of valuation allowances related to those assets.
(3)	Loan loss allowances, including the general valuation allowance and valuation allowances for impaired loans.
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

The table below details the amounts of non-performing assets by type of collateral. Also shown is the ratio of non-performing assets to total assets.
	Non-Performing Assets
	December 31,
	2008		2007		2006		2005		2004
	(Dollars in thousands)
	$	%	$	%	$	%	$	%	$	%

Real estate owned:
Single family	$117,664	23%	$21,090	10%	$1,094	6%	$—	—%	$—	—%
Less: general valuation allowance	—	—	—	—	—	—	—	—	—	—
Total real estate owned	117,664	23	21,090	10	1,094	6	—	—	—	—
Non-performing loans:
Single family	403,777	77	179,679	89	18,474	94	3,569	72	4,590	92
Multi-family	41	—	—	—	—	—			391	8
Commercial and industrial	—	—	720	1	12	—	1,364	27	—	—
Other	—	—	14	—	11	—	33	1	4	—
Total non-performing loans	403,818	77	180,413	90	18,497	94	4,966	100	4,985	100
Total	$521,482	100%	$201,503	100%	$19,591	100%	$4,966	100%	$4,985	100%
Ratio of non-performing assets to total assets		7.00%		2.79%		0.21%		0.05%		0.07%
               We actively monitor the status of all non-performing loans. Single family real estate owned and non-accrual loans have increased during 2008 due to the downturn in the California real estate and employment markets and higher payment requirements on adjustable rate loans that reached their maximum allowed negative amortization. Because real estate prices have decreased substantially over the last year, delinquent borrowers are no longer able to sell their homes in sufficient amounts to pay off their mortgages. Also, some borrowers have taken out second trust deeds with other lenders, making it likely that the total encumbrances on a property are greater than its value. Refinancing may not be an option because mortgage lenders have tightened the underwriting and documentation requirements for new loans.

The trend towards higher single family delinquencies is likely to continue during 2009 and 2010 because the Bank estimates that, based on borrower payment histories, 913 mortgages with principal balances totaling $396.0 million could reach their maximum negative amortization in 2009 and another 1,508 mortgages with principal balances totaling $694.3 million could reach their maximum in 2010.

                The Bank created a loss mitigation unit at the end of 2007 to work proactively with borrowers who may have difficulty affording their increased loan payments. As of December 31, 2008, 1,339 loans with gross principal balances totaling $637.1 million had been modified. Of these modified loans, 1,298 loans with a net balance of $619.0 million were considered to be troubled debt restructurings, based on the Bank’s underwriting of the borrower and the property at the date of the modification.  These troubled debt restructurings resulted in valuation allowances of $46.7 million. These loans were included in impaired loans as of December 31, 2008.

 Impaired loans totaled $725.8 million, $23.5 million, and $5.4 million, respectively, net of related allowances of $46.7 million, $555 thousand and $0, respectively, as of December 31, 2008, 2007, and 2006. See "Item 1—Business–Non-accrual, Past Due, Impaired and Restructured Loans" for further discussion of impaired loans.

Modified loans result primarily from modifications of principal and interest payments or an extension of maturity dates. Under these arrangements, loan terms are typically reduced to no less than a required monthly interest payment. As of December 31, 2008, we had $18.1 million modified loans that were not considered troubled debt restructurings. We had no modified loans that were not considered troubled debt restructurings as of December 31, 2007 and we had $1.8 million in modified loans that were not considered troubled debt restructurings as of December 31, 2006. Modified loans 90 days or more delinquent were $38.6 million as of December 31, 2008. No modified loans were 90 days or more delinquent as of December 31, 2007 or 2006.

CAPITAL RESOURCES AND LIQUIDITY

Liquidity Requirements

            The OTS requires a savings institution to maintain sufficient liquidity to ensure its safe and sound operation. The determination of what constitutes safe and sound operation is left to the discretion of management. For several years it has been our strategy to keep cash and liquid investments at a modest level due to availability of substantial credit lines. Our liquidity policy includes unused borrowing capacity in the definition of available liquidity. Our current liquidity policy requires that cash and cash equivalents, short-term investments and unused borrowing capacity be maintained at a minimum level of 10% of our liquidity base (defined as deposits and borrowings due within one year). At December 31, 2008, liquidity-qualifying balances were 26.5% of our liquidity base. The Bank began to hold additional liquidity during 2008 after the disruption in the credit markets that began in the summer of 2008.

External Sources of Funds

            External sources of funds include deposits, loan sales, advances from the FHLB and FRB, and reverse repurchase agreements. For purposes of funding asset growth, the source or sources of funds with the lowest total cost for the desired term are generally selected. The incremental source of funds used most often during 2008 was brokered deposits. The source of funds used most often during 2007 was FHLB advances and during 2006 was brokered deposits.

            Deposits are accepted from our full-service banking branches, internet banking, national deposit brokers (“brokered deposits”), and telemarketing sources. The cost of funds, operating margins and our net income associated with brokered and telemarketing deposits are generally comparable to the cost of funds, operating margins and our net income associated with branch deposits, FHLB borrowings and repurchase agreements. As the cost of each source of funds fluctuates from time to time, based on market rates of interest offered by us and other financial institutions, we select funds from the lowest cost source until the relative costs change. As the cost of funds, operating margins and net income associated with each source of funds are generally comparable, we do not deem the impact of its use of any one of the specific sources of funds at a given time to be material.

            Deposits at full-service banking branches were $3.1 billion at December 31, 2008 and 2007 and $2.9 billion at December 31, 2006. The Bank experienced deposit outflows in excess of $225 million during the summer of 2008 after a large bank in our market was seized by the FDIC. Due to marketing efforts and the opening of six new retail branches, retail deposits had increased by $5.5 million by the end of 2008 compared to the prior year level. The increases since 2006 were due to opening of new retail branches and our marketing efforts.

            Brokered deposits obtained from national brokerage firms are considered a source of funds similar to a borrowing. In evaluating brokered deposits as a source of funds, the cost of these deposits, including commission fees, is compared to other funding sources. We had $1.7 billion in brokered deposits at December 31, 2008, $826.0 million at December 31, 2007 and $2.8 billion at December 31, 2006. We increased our utilization of brokered deposits during 2008 in order to diversify our funding sources. Since December 30, 2008, the Bank has needed the prior approval of the OTS in order to roll over existing brokered deposits or accept new brokered deposits. If our capital position were to decline below the “well capitalized” category, our regulators could further curtail our ability to raise brokered deposits in the future. See “Item 1—Business—Recent Developments.“

            Telemarketing deposits were $83.0 million at the end of 2008, $158.6 million at the end of 2007 and $177.4 million at the end of 2006. These deposits are normally large deposits from pension plans, managed trusts and other financial institutions. The level of telemarketing deposits varies based on the activity of investors, who are typically professional money managers. The availability of telemarketing deposits also varies based on the rates offered and the depositors’ perception of our creditworthiness.

           We began accepting deposits acquired through the internet in late 2005 by posting our rates on internet rate boards. We accept internet deposits from every state except California, but anticipate beginning to accept intrastate internet deposits in early 2009. These deposits totaled $39.1 million at December 31, 2008, $46.3 million at December 31, 2007, and $48.2 million at December 31, 2006.

            The volume of loans sold was $1.4 million during 2008, $417.2 million during 2007 and $481.6 million during 2006. Loan sales decreased during 2008 and 2007 due to a lack of liquidity in the secondary mortgage markets.

            FHLB advances were $2.1 billion at the end of 2008 and 2007, and $1.5 billion at the end of 2006. FHLB advances remained approximately the same at the end of 2008 compared to 2007 due to the Bank’s increased usage of brokered deposits. In response to recent events in the financial and credit markets, the FHLB has decreased the Bank’s borrowing capacity to 45% from 60% of total assets and decreased the collateral value of our single family adjustable rate mortgages. As a result, our unused borrowing capacity with the FHLB has decreased to $512.4 million at the end of 2008 from $2.1 billion at the end of 2007.

            Reverse repurchase agreements are short-term borrowings secured by loans and investment securities. There were no reverse repurchase agreements outstanding at the end of 2008. Due to the recent disruption in the credit markets, collateralized borrowing arrangements became difficult to arrange during 2008. Investment brokers were charging less favorable rates to the Bank for borrowings secured by mortgage-backed securities compared to rates on other sources of liquidity.

            Other sources of liquidity include principal and interest payments on loans, and proceeds from loan sales.

             The holding company had $150.0 million in outstanding unsecured fixed/floating rate senior debentures as of December 31, 2008. The first $50.0 million in debentures was issued in June 2005 and is due in 2015. The debentures have a fixed rate of 5.65% for the first five years and are adjustable afterwards based on a rate of 1.55% over the three-month LIBOR. The second $50.0 million in debentures was issued in December 2005 and is due in 2016. The debentures have a fixed rate of 6.23% for the first five years and are adjustable afterwards based on a rate of 1.55% over the three-month LIBOR. The third $50.0 million in debentures was issued in April 2007 and is due in 2017. The debentures have a fixed rate of 6.585% for the first five years and are adjustable afterwards based on a rate of 1.60% over the three-month LIBOR. The debentures in each transaction are redeemable at par after the first five years. Negative covenants contained in the indentures governing the terms of these debentures generally prohibit us from selling or otherwise disposing of shares of voting stock of the Bank or permitting liens on the Bank’s stock other than certain permitted liens. Due to limitations contained in the Company Order recently issued to us by the OTS, we did not make the contractually required interest payment on this debt due March 16, 2009 and we may not be able to make future interest payments on this debt. See “Item 1—Business—Recent Developments” for more information on the Company Order and potential effects of our failure to make the March 16, 2009 interest payment.

The table below details the amounts of our contractual obligations by maturity at December 31, 2008.

	Payments due by period
	Total	1 year	1 – 3 years	3 – 5 years	5 years
	(In thousands)

Fixed-rate term certificates	$3,500,693	$3,466,016	$31,084	$3,593	$—
FHLB advances	2,060,000	1,030,000	1,030,000	—	—
FRB advances	25,000	25,000	—	—	—
Reverse repurchase agreements	—	—	—	—	—
Senior debentures	150,000	—	—	—	150,000
Operating lease obligations	64,676	7,763	14,614	13,298	29,001
Total	$5,800,369	$4,528,779	$1,075,698	$16,891	$179,001

Internal Sources of Funds

            Internal sources of funds include loan principal payments, loan payoffs, and positive cash flows from operations. Principal payments were $972.4 million in 2008, compared to $2.6 billion in 2007 and $2.8 billion in 2006. Principal payments include both scheduled principal pay downs and prepayments, which are a function of real estate activity and the general level of interest rates.

Capital Requirements

            Current OTS regulatory capital standards require that to be adequately capitalized we maintain tangible capital of at least 1.5% of total assets, core capital of 4.0% of total assets, and risk-based capital of 8.0% of total risk-weighted assets. Among other things, failure to comply with these capital standards will result in restrictions on asset growth and necessitate the preparation of a capital plan, subject to regulatory approval. Generally, any institution with a core capital ratio greater than 5% and risk-based capital ratio in excess of 10% is considered “well capitalized” for regulatory purposes. Institutions that maintain this capital level may be assessed lower deposit insurance premiums.

            Our capital position is actively monitored by management. At December 31, 2008, we met the regulatory capital standards to be deemed "well capitalized" for purposes of the various regulatory measures of capital including the prompt corrective action regulations. See “Item 1—Business—Recent Developments.”

The following table summarizes the capital ratios of the “well capitalized” category and our regulatory capital position at December 31, 2008 as compared to such ratios. As indicated in the table, our capital levels exceeded the three minimum capital ratios of the “well capitalized” category:

	December 31, 2008
	Amount	%
	(Dollars in thousands)
Bank’s core capital	$398,523	5.35%
Core capital requirement	372,288	5.00%
Excess capital	$26,235	0.35%

Bank's tier 1 risk-based capital	$398,523	9.93%
Tier 1 risk-based capital requirement	240,963	6.00%
Excess capital	$157,560	3.92%

Risk-based capital	$452,120	11.26%
Risk-based capital requirement	401,604	10.00%
Excess capital	$50,516	1.26%

Recent Accounting Pronouncements

           In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 162, The Hierarchy of Generally Accepted Accounting Principles. This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the Unites States (“GAAP hierarchy”). This statement also clarifies that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in accordance with GAAP. This statement became effective in November 2008 and did not result in a change in our current practice, so it did not have an impact on our financial results.

            In December 2007, the FASB issued two new statements: (a) SFAS No. 141 (R) (revised 2007), Business Combinations, and (b) SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements. These statements are effective for fiscal years beginning after December 15, 2008 and the application of these standards will improve, simplify, and converge internationally the accounting for business combinations and the reporting of non-controlling interests in financial statements. We are in the process of evaluating the impact, if any, on SFAS No. 141 (R) and SFAS No. 160 and do not anticipate that the adoption of these standards will have any impact on our financial statements.

(a) SFAS No. 141 (R) requires an acquiring entity in a business combination to: (i) recognize all (and only) the assets acquired and the liabilities assumed in the transaction, (ii)   establish an acquisition-date fair value as the measurement objective for all assets acquired and the liabilities assumed, (iii) disclose to investors and other users all of the information they will need to evaluate and understand the nature of, and the financial effect of, the business combination, and (iv) recognize and measure the goodwill acquired in the business combination or a gain from a bargain purchase.

            (b) SFAS No. 160 will improve the relevance, comparability and transparency of financial information provided to investors by requiring all entities to: (i) report non-controlling minority) interests in subsidiaries in the same manner as equity but separate from the parent’s equity, in financial statements, (ii) net income attributable to the parent and to the non-controlling interest must be clearly identified and presented on the face of the statement of income, and (iii) any changes in the parent’s ownership interest while the parent retains the controlling financial interest in its subsidiary shall be accounted for consistently. We have no minority interest in subsidiaries at the present time.

                In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110,Share-Based Payment, which amends SAB No. 107, Share-Based Payment, to permit public companies, under certain circumstances, to continue to use the simplified method in SAB No. 107, to estimate the expected term of their “plain vanilla” employee options. Although our stock options fit the definition of “plain vanilla” according to SAB No. 110, because we have sufficient relevant historical option exercise data to provide a reasonable basis to estimate an option’s expected term, SAB No. 110 does not apply to us.

        In November 2007, the SEC issued SAB No. 109, Written Loan Commitments Recorded at Fair Value Through Earnings. SAB No. 109 was effective for fiscal quarters beginning after December 15, 2007. SAB No. 109 was issued to clarify the SEC staff position that internally developed intangible assets should not be included in the fair value of derivative loan commitments and other written loan commitments that are accounted for at fair value through earnings. We did not have any derivative loan commitments or written loan commitments that were accounted for at fair value through earnings as of December 31, 2008. Therefore, this bulletin did not have any impact on our financial results.

             In February 2007, SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115, was issued. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement was effective for financial statements issued for fiscal years beginning after November 15, 2007. We have not chosen to measure additional financial instruments at fair value. Therefore, the adoption of this statement on January 1, 2008 did not have any impact on our financial results.

            In September 2006, SFAS No. 157, Fair Value Measurements, was issued. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The statement clarifies that assumptions used in measuring fair value should consider the risk inherent in a particular valuation technique as well as credit and non-performance risk. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company adopted this statement on January 1, 2008 and the adoption did not have a material impact on the Company’s consolidated financial statements or the Company’s financial results.

ITEM 7A. — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

At the end of 2008, 71.3% of our loans had adjustable interest rates based on monthly changes. Of these, 25.8% were based on CODI, 14.5% were based on the 12MAT index, 28.5% were based on the COFI index and 2.5% were based on another index. Comparisons over the last several years show that changes in our cost of funds generally correlate with changes in these indices. We do not use any futures, options or swaps in our asset-liability strategy.

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

            The following table shows the interest sensitivity of our assets and liabilities by repricing period at December 31, 2008 and the consolidated GAP position as a percentage of total assets at that time:

	INTEREST-SENSITIVITY GAP
	Total Balance	Balances Repricing Within 1 Year	Balances Repricing Within 1-3 Years	Balances Repricing Within 4-10 Years	Balances Repricing After 10 Years
	(Dollars in thousands)
Interest-earning assets:
FHLB and FRB interest-earning deposits	$337,340	$337,340	$—	$—	$—
Investment securities, at fair value	323,048	211,310	56,548	55,190	—
Mortgage-backed securities, at fair value	40,504	40,504	—	—	—
FHLB stock	115,150	115,150	—	—	—
Loans receivable	6,584,405	4,588,245	324,499	1,668,727	2,934
Total interest-earning assets	$7,400,447	$5,292,549	$381,047	$1,723,917	$2,934

Interest-bearing liabilities:
Demand accounts	$1,406,663	$1,406,663	$—	$—	$—
Fixed rate term certificates	3,500,693	3,228,928	268,171	3,318	276
Borrowings	2,085,000	1,055,000	1,030,000	—	—
Senior debt	150,000	—	—	150,000	—
Total interest-bearing liabilities	$7,142,356	$5,690,591	$1,298,171	$153,318	$276

Interest-sensitivity GAP	$258,091	$(398,042)	$(917,124)	$1,570,599	$2,658

Interest-sensitivity GAP as a percentage of total assets		(5.34)%	(12.31)%	21.08%	0.04%
Cumulative interest-sensitivity GAP			$(1,316,259)	$254,340	$256,998
Cumulative interest-sensitivity GAP as a percentage of total assets			(17.65)%	3.43%	3.46%

In order to minimize the impact of rate fluctuations on income, our goal is to keep the one-year GAP at less than 20% of total assets (positive or negative). At December 31, 2008, our one-year GAP ratio was a negative $399.1 million, or 5.36% of total assets. This compares with a positive GAP ratio of 1.65% of total assets at December 31, 2007 and a positive GAP ratio of 7.49% of total assets at December 31, 2006. In past years we had a one-year positive GAP due to the high percentage of monthly adjustable rate loans in our loan portfolio, but the one-year GAP became negative at December 31, 2008 because  hybrid fixed/adjustable loans comprised 86% of 2008 loan originations. These loans were partially matched with longer term FHLB advances. The positive one-year GAP at December 31, 2007 decreased from the December 31, 2006 level because hybrid fixed/adjustable loan originations comprised 50% of loan originations in 2007.

Another measure of interest rate risk, which is required to be performed by OTS-regulated institutions, is an analysis specified by OTS Thrift Bulletin TB-13a, Management of Interest Rate Risk, Investment Securities, and Derivatives Activities. Under this regulation, institutions are required to establish limits on the sensitivity of their net interest income and net portfolio value to changes in interest rates. These changes in interest rates are defined as instantaneous and sustained movements in interest rates in 100 basis point increments.

The following table shows the estimated impact of a parallel shift in interest rates on our net portfolio value at December 31, 2008 and December 31, 2007:

	Percentage
Change in Interest Rate	Change in Net Portfolio Value (1)
(In Basis Points)	2008	2007
+300	(28)%	(21)%
+200	(17)%	(11)%
+100	(7)%	(4)%
- 100	16%	5%
- 200	N/A (2)	9%
- 300	N/A (2)	14%

(1)
The percentage change represents the projected change in the net portfolio value of the Bank in a stable interest rate environment versus the net portfolio value in the various rate scenarios. The OTS defines net portfolio value as the present value of expected cash flows from existing assets minus the present value of expected cash flows from existing liabilities.

(2)	Starting with the quarter ended March 31, 2008, the OTS Quarterly Interest Rate Risk Exposure Report will not display results for the minus 200 and 300 basis point scenarios.

The following table shows the contract terms and fair value of our interest-earning assets and interest-bearing liabilities as of December 31, 2008 categorized by type and expected maturity for each of the next five years and thereafter:

	Expected Maturity Date as of December 31, (1)
	2009	2010	2011	2012	2013	Thereafter	Total Balance	Fair Value
Interest-earning assets:	(Dollars in thousands)
Loans receivable:
Adjustable rate loans:
Single family	$903,324	$453,504	$396,619	$346,724	$302,968	$1,970,418	$4,373,557	$4,140,822
Average interest rate	6.14%	6.14%	6.14%	6.14%	6.14%	6.16%	6.15%
Multi-family	368,380	376,426	316,328	248,612	239,749	385,204	1,934,699	1,973,811
Average interest rate	5.53%	5.61%	5.42%	5.64%	5.70%	5.27%	5.51%
Commercial and industrial	33,538	21,919	15,928	14,938	14,369	36,800	137,492	139,417
Average interest rate	6.21%	5.45%	5.42%	5.58%	5.76%	5.38%	5.67%
Fixed rate loans:
Single family	743	641	558	485	422	2,325	5,174	5,662
Average interest rate	6.71%	6.69%	6.69%	6.68%	6.68%	6.55%	6.63%
Multi-family	569	535	108	86	285	4	1,587	1,618
Average interest rate	6.54%	6.19%	4.29%	4.48%	6.39%	6.31%	6.11%
Commercial and industrial	5,469	1,434	1,188	983	1,303	2,924	13,301	14,154
Average interest rate	8.22%	7.55%	7.54%	7.54%	7337%	7.51%	7.79%
Land loans	1,014	1,070	1,129	988	—	—	4,201	4,099
Average interest rate	5.39%	5.39%	5.39%	5.39%	—	—	5.39%
Non-mortgage loans:
Commercial business loans	20,620	20,670	20,738	17,349	—	—	79,377	80,538
Average interest rate	4.83%	4.85%	4.86%	4.87%	0.00%	0.00%	4.85%
Consumer loans	8,987	9,025	9,195	7,808	—	—	35,015	34,287
Average interest rate	5.43%	5.52%	5.62%	5.73%	0.00%	0.00%	5.57%
Mortgage-backed securities:
Adjustable:	2,970	2,795	2,774	2,753	2,734	26,478	40,504	40,504
Average interest rate	3.69%	3.69%	3.69%	3.69%	3.69%	3.69%	3.69%
FHLB stock	115,150	—	—	—	—	—	115,150	115,150
Average interest rate	4.96%	—	—	—	—	—	4.96%
FHLB, FRB and other interest-earning deposits	337,340	—	—	—	—	—	337,340	337,340
Average interest rate	0.89%	—	—	—	—	—	0.89%
Investment securities:
Collateralized mortgage obligations	10,356	10,891	11,455	12,050	12,677	265,619	323,048	323,048
Average interest rate	5.05%	5.06%	5.07%	5.08%	5.09%	5.03%	5.04%
Total interest-earning assets	$1,808,460	$898,910	$776,020	$652,776	$574,507	$2,689,772	$7,400,445	$7,210,450

Interest-bearing liabilities:
Deposits:
Checking accounts	$481,393	$—	$—	$—	$—	$—	$481,393	$481,393
Average interest rate	0.31%	0.00%	0.00%	0.00%	0.00%	0.00%	0.31%
Savings accounts	925,270	—	—	—	—	—	925,270	925,270
Average interest rate	2.23%	0.00%	0.00%	0.00%	0.00%	0.00%	2.23%
Certificate accounts	3,466,016	23,684	7,400	2,032	1,086	475	3,500,693	3,537,029
Average interest rate	3.62%	4.13%	3.74%	3.77%	3.74%	3.74%	3.677%
Borrowings:
FHLB advances	1,030,000	850,000	180,000	—	—	—	2,060,000	2,097,978
Average interest rate	2.07%	2.95%	3.35%	0.00%	0.00%	0.00%	2.55%
FRB Borrowing	25,000	—	—	—	—	—	25,000	25,000
Average interest rate	0.60%	0.00%	0.00%	0.00%	0.00%	0.00%	0.60%
Senior debentures	—	—	—	—	—	150,000	150,000	150,000
Average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	6.15%	6.15%
Total interest-bearing liabilities	$5,927,679	$873,684	$187,400	$2,032	$1,086	$150,475	$7,142,356	$7,217,763

(1)
Expected maturities are contractual maturities adjusted for prepayments of principal. The Bank uses certain assumptions to estimate fair values and expected maturities. For assets,  expected maturities are based upon contractual maturity, projected repayments and prepayments of principal. The prepayment experience used is based on the Bank’s historical experience. The Bank’s average CPR (Constant Prepayment Rate) is 12% for the adjustable single-family portfolio and 16% for its adjustable multi-family and commercial real estate portfolios. For fixed rate loans, the Bank’s average CPR for these loan types is 12% and 16%, respectively. The Bank used estimated deposit runoff based on available industry information.

 ITEM 8. — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FIRSTFED FINANCIAL CORP. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	December 31, 2008	December 31, 2007
ASSETS

Cash and cash equivalents	$391,469	$53,974
Investment securities, available-for-sale (at fair value) (Notes 3 and 11)	323,048	316,788
Mortgage-backed securities, available-for-sale (at fair value) (Notes 4 and 11)	40,504	46,435
Loans receivable, net of allowance for loan losses of $326,920 and $128,058 (Notes 5, 10, and 11)	6,254,686	6,518,214
Accrued interest and dividends receivable	30,061	45,492
Real estate owned (Note 6)	117,664	21,090
Office properties and equipment, net (Note 7)	24,102	17,785
Investment in Federal Home Loan Bank (FHLB) stock, at cost (Notes 8, 10, and 11)	115,150	104,387
Other assets	153,902	98,816
	$7,450,586	$7,222,981

LIABILITIES

Deposits (Note 9)	$4,907,356	$4,156,692
Borrowings (Notes 8 and 10)	2,085,000	2,084,000
Securities sold under agreements to repurchase (Note 11)	—	120,000
Senior debentures (Note 12)	150,000	150,000
Accrued expenses and other liabilities	49,488	57,790
	7,191,844	6,568,482

COMMITMENTS AND CONTINGENT LIABILITIES
(Notes 1, 5, 7 and 15)

STOCKHOLDERS' EQUITY (Notes 1, 3, 4, 14 and 15)

Common stock, par value $0.01 per share;
Authorized 100,000,000 shares; issued 24,002,093 and 23,970,227 shares,
outstanding 13,684,553 and 13,640,997 shares	240	240
Additional paid-in capital	57,880	55,232
Retained earnings	463,759	865,411
Unreleased shares to employee stock ownership plan	—	(339)
Treasury stock, at cost, 10,317,540 and 10,329,230 shares	(266,040)	(266,040)
Accumulated other comprehensive income (loss), net of taxes	2,903	(5)
	258,742	654,499
	$7,450,586	$7,222,981

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTFED FINANCIAL CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS
YEARS ENDED DECEMBER 31
(Dollars in thousands, except per share data)

	2008	2007	2006
Interest and dividend income:
Interest on loans	$387,328	$571,727	$682,716
Interest on mortgage-backed securities	1,920	2,642	2,899
Interest and dividends on investments	23,583	23,344	27,007
Total interest income	412,831	597,713	712,622
Interest expense:
Interest on deposits (Note 9)	142,891	212,310	220,932
Interest on borrowings (Notes 10 and 11)	90,554	121,294	194,118
Total interest expense	233,445	333,604	415,050

Net interest income	179,386	264,109	297,572
Provision for loan losses (Note 5)	570,800	32,400	12,400
Net interest (loss) income after provision for loan losses	(391,414)	231,709	285,172

Non-interest income:
Loan servicing and other fees	3,701	2,797	2,589
Retail office fees	7,304	6,802	6,596
Gain on sale of loans	20	4,692	6,223
Gain (loss) on sale of real estate owned, net (Note 6)	8,308	(3,193)	266
Other operating income	6,885	1,966	842
Total non-interest income	26,218	13,064	16,515

Non-interest expense:
Salaries and employee benefits	45,105	49,179	45,969
Occupancy	14,775	13,370	10,687
Advertising	977	1,043	1,248
Amortization of core deposit intangible	464	879	1,995
Federal deposit insurance	4,166	2,845	1,393
Data processing	2,225	2,303	2,743
OTS assessment	1,786	2,153	2,260
Legal	2,608	566	1,718
Real estate owned operations (Note 6)	14,217	1,526	28
Other operating expense	12,247	9,592	9,686
Total non-interest expense	98,570	83,456	77,727

(Loss) income before income taxes	(463,766)	161,317	223,960
Income tax (benefit) expense (Note 13)	(62,114)	68,443	94,870
Net (loss) income	$(401,652)	$92,874	$129,090

(Loss) earnings per share: (Notes 1, 15 and 17)
Basic	$(29.39)	$6.07	$7.79
Diluted	$(29.39)	$6.00	$7.65

Weighted average shares outstanding:
Basic	13,666,032	15,308,048	16,571,488
Diluted	13,666,032	15,489,439	16,865,105

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTFED FINANCIAL CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
AND COMPREHENSIVE (LOSS) INCOME
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
(Dollars in thousands, except share data)
	Common Stock	Additional Paid-In Capital	Retained Earnings (Substantially Restricted)	Unreleased Shares to ESOP	Treasury Stock	Accumulated Other Comprehensive Income, Net of Taxes	Total
Balance, December 31, 2005	238	$44,147	$640,900	$(1,104)	$(113,776)	$434	$570,839
Adjustments pursuant to SAB No. 108, net of tax effect:
FHLB stock dividends	—	—	(1,288)	—	—	—	(1,288)
SERP adjustment, net of tax	—	—	160	—	—	—	160
Tax liabilities	—	—	3,675	—	—	—	3,675
Comprehensive income:
Net income	—	—	129,090	—	—	—	129,090
Change in net unrealized gain on securities available-for-sale, net of tax effect	—	—	—	—	—	(129)	(129)
SERP adjustment, net of tax	—	—	—	—	—	(2,149)	(2,149)
Total comprehensive income	—	—	—	—	—	—	126,812
Exercise of employee stock options	—	3,233	—	—	—	—	3,233
Stock option expense	—	1,880	—	—	—	—	1,880
Net increase in unreleased shares to the ESOP	—	350	—	(946)	—	—	(596)
Balance, December 31, 2006	238	49,610	772,537	(2,050)	(113,776)	(1,844)	704,715

Comprehensive income:
Net income	—	—	92,874	—	—	—	92,874
Change in net unrealized gain on securities available-for-sale, net of tax effect	—	—	—	—	—	1,765	1,765
SERP adjustment, net of tax	—	—	—	—	—	74	74
Total comprehensive income	—	—	—	—	—	—	94,713
Exercise of employee stock options	2	4,027	—	—	—	—	4,029
Stock option expense	—	2,059	—	—	—	—	2,059
Net decrease in unreleased shares to the ESOP	—	(464)	—	1,711	—	—	1,247
Common stock repurchased	—	—	—	—	(152,264)	—	(152,264)
Balance, December 31, 2007	240	55,232	865,411	(339)	(266,040)	(5)	654,499

Comprehensive loss:
Net loss	—	—	(401,652)	—	—	—	(401,652)
Change in net unrealized gain on securities available-for-sale, net of tax effect	—	—	—	—	—	680	680
SERP adjustment, net of tax	—	—	—	—	—	2,228	2,228
Total comprehensive loss							(398,744)
Exercise of employee stock options	—	529	—	—	—	—	529
Stock option expense	—	2,044	—	—	—	—	2,044
Net decrease in unreleased shares to the ESOP	—	75	—	339	—	—	414
Balance, December 31, 2008	$240	$57,880	$463,759	$—	$(266,040)	$2,903	$258,742

 The accompanying notes are an integral part of these consolidated financial statements.

FIRSTFED FINANCIAL CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:	2008	2007	2006

Net (loss) income	$(401,652)	$92,874	$129,090
Adjustments to reconcile net (loss) income to
net cash provided by (used in) operating activities:
Net change in loans held-for-sale	—	136,860	(137,987)
Stock option compensation	2,044	2,059	1,880
Excess tax benefits related to stock options	(29)	(1,486)	(1,590)
Depreciation and amortization	2,740	2,782	2,252
Provision for loan losses	570,800	32,400	12,400
Amortization of fees and premiums/discounts	12,143	33,222	51,228
Decrease (increase) in interest income accrued in excess
of borrower payments	38,792	(85,886)	(153,177)
Gain on sale of real estate owned	(32,061)	(1,047)	(325)
Write-down of real estate owned	23,753	4,241	—
Gain on sale of loans	(20)	(4,692)	(6,223)
FHLB stock dividends	(5,758)	(4,994)	(9,542)
Valuation allowance for deferred taxes	149,503	—	—
Change in deferred taxes	(109,614)	(23,188)	(16,217)
Change in current taxes	(95,316)	853	(2,763)
Decrease (increase) in interest and dividends receivable	15,431	9,320	(5,839)
(Decrease) increase in interest payable	(4,499)	(67,574)	35,824
Amortization of core deposit intangible asset	464	879	1,995
Increase in other assets	(616)	(11,298)	(5,142)
(Decrease) increase in accrued expenses and other liabilities	(1,575)	(7,904)	2,911
Total adjustments	566,182	14,125	(230,315)
Net cash provided by (used in) operating activities	164,530	106,999	(101,225)
CASH FLOWS FROM INVESTING ACTIVITIES:
Loans made to clients and principal
collections on loans, net	(690,448)	1,846,840	1,396,431
Loans purchased	(6,601)	(4,651)	(366)
Proceeds from sales of real estate	250,420	22,495	695
Proceeds from maturities and principal reductions on investment securities,
available-for-sale	46,315	63,094	86,630
Principal reductions on mortgage-backed securities, available-for-sale	6,025	10,677	17,014
Purchases of investment securities, available-for-sale	(51,320)	(65,019)	(104,791)
(Purchase) redemptions of FHLB stock, net	(5,005)	19,586	96,259
Purchases of premises and equipment	(9,057)	(3,998)	(3,062)
Net cash (used in) provided by investing activities	(459,671)	1,889,025	1,488,810
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in retail deposits	(74,306)	223,494	411,110
Net increase (decrease) in wholesale deposits	824,970	(1,956,683)	1,107,114
Net decrease in short term borrowings	(1,024,000)	(354,448)	(2,765,736)
Net increase (decrease) in long term borrowings	905,000	140,000	(85,000)
Proceeds from stock options exercised	529	2,543	1,644
Purchases of treasury stock	—	(152,264)	—
Excess tax benefit related to stock option	29	1,486	1,590
Other	414	2,733	(409)
Net cash provided by (used in) financing activities	632,636	(2,093,139)	(1,329,687)

Net increase (decrease) in cash and cash equivalents	337,495	(97,116)	57,898
Cash and cash equivalents at beginning of period	53,974	151,090	93,192
Cash and cash equivalents at end of period	$391,469	$53,974	$151,090

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

Principles of Consolidation and Nature of Operations

                The consolidated financial statements include the accounts of the Company and the Bank. The Bank maintains 39 retail banking offices in Southern California and one lending office in Southern California. In 2008, the Bank’s primary business consisted of attracting deposits and wholesale borrowings and using those funds to originate loans secured by mortgages on real estate, consumer loans and business loans. All inter-company balances and transactions have been eliminated in consolidation. Certain items in the 2007 and 2006 consolidated financial statements have been reclassified to conform to the 2008 presentation.

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

 Cash and Cash Equivalents

                For purposes of reporting cash flows, cash and cash equivalents include cash, overnight investments and securities purchased under agreements to resell with maturities within 90 days of the date of purchase. The amounts advanced under agreements to resell securities (repurchase agreements) represent short-term investments. During the agreement period, the securities are maintained by the dealer under a written custodial agreement that explicitly recognizes the Bank’s interest in the securities. There were no agreements to resell securities at December 31, 2008 or 2007. The Bank had $337.3 million in overnight deposits with the Federal Reserve Bank at December 31, 2008. At December 31, 2007 and December 31, 2006, the Bank had overnight deposits with the Federal Home Loan Bank which totaled $4.3 million and $40.6 million, respectively.

Financial Instruments

            GAAP requires the disclosure of the fair value of financial instruments, whether or not recognized on the Consolidated Balance Sheets, whenever it is practicable to estimate the value. A significant portion of assets and liabilities are financial instruments as defined under GAAP. Fair values, estimates and assumptions are set forth in Note 18, Fair Value of Financial Instruments.

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

           The market risk of a financial instrument is the possibility that future changes in market prices may reduce the value of a financial instrument or increase the contractual obligations of the Bank. The Bank’s market risk is primarily concentrated in its loans receivable. When a borrower fails to meet the contractual requirements of his or her loan agreement, the Bank is subject to the market risk of the collateral securing the loan. Likewise, the Bank is subject to the volatility of real estate prices with respect to real estate acquired by foreclosure. The Bank’s securities classified as available-for-sale are traded in active markets. The value of these securities is susceptible to the fluctuations of the market.

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

FIRSTFED FINANCIAL CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies (continued)

Concentrations of Credit Risk

                Concentrations of credit risk would exist for groups of borrowers when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. The ability of the Bank’s borrowers to repay their commitments is contingent on several factors, including the economic condition in the borrowers' geographic area and the individual financial condition of the borrowers. The Bank generally requires collateral or other security to support borrower commitments on loans receivable. This collateral may take several forms. Generally, on the Bank’s mortgage loans, the collateral is the underlying mortgaged property located in California. The Bank does not have significant exposure to any individual borrower.

In 2008, the Bank’s primary product consists of adjustable rate loans secured by residential real estate. A portion of the Bank’s interest income results from interest accrued in excess of borrower payments (negative amortization). Adjustable rate loans, in large part, permit negative amortization up to a certain defined level, and the payment on such loans adjusts periodically in accordance with the terms of the loan documents. For loans with an 80% or less loan-to-value ratio at origination, the lifetime loan balance cap can range from 110% to 125% of the original loan balance. For loans with a loan-to-value ratio over 80% at origination, the lifetime loan balance cap is generally limited to 110% of the original loan balance. When there is an economic downturn and a resulting loss of income to borrowers, borrowers may be unable to make higher payments. Additionally, a downturn affecting the market value of the collateral for the Bank’s loans combined with a larger principal balance that can result from a negatively amortizing loan, may result in a loss of adequate security for such loans. A confluence of these economic conditions has had a significant effect on the Bank's net loss for 2008.

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

            Securities designated as available-for-sale are recorded at fair value. Changes in the fair value of such securities available-for-sale are included in stockholders’ equity as unrealized gains (losses) on securities available-for-sale, net of taxes. Unrealized losses on available-for-sale securities, reflecting a decline in value, judged to be other than temporary, are charged to income in the Consolidated Statement of Operations. Unrealized gains or losses on available-for-sale securities are computed on a specific identification basis. Premiums and discounts on investment securities available-for-sale are amortized utilizing the interest method over the contractual term of the assets. Interest income on securities is accrued on the unpaid principal balance. The Bank did not hold any trading securities at December 31, 2008 or 2007.

Loans Receivable

The Bank’s loan portfolio is primarily comprised of single family residential loans (one-to-four units), and multi-family loans (five or more units). Loans are generally recorded at the contractual amounts owed by borrowers, less unearned loan fees and allowances for loan losses. Interest income on loans is accrued on the unpaid principal balance.

Loans Held-for-Sale

                Loans that may be sold prior to maturity are classified as held-for-sale. These loans are carried at the lower of carrying value or fair value on an aggregate basis by type of asset. For loans held-for-sale, fair value is calculated on an aggregate basis as determined by current market investor yield requirements.

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

            Cash payments received from impaired loans are recorded in accordance with the contractual terms of the loan. If the loan is not in non-accrual status, the principal portion of the payment is used to reduce the principal balance of the loan, whereas the interest portion is recognized as interest income.

Non-Accrual Loans

           The Bank establishes allowances for delinquent interest equal to the amount of accrued interest on all loans 90 days or more past due based on the paid-to-date or in foreclosure. This practice effectively places such loans on non-accrual status for financial reporting purposes. Loans are returned to accrual status only when the ultimate collectability of current interest is no longer in doubt. Income is subsequently recognized only to the extent cash payments are received and the principal balance is expected to be recovered. Such loans are restored to an accrual status only when the loan is less than 90 days delinquent and not in foreclosure, and the borrower has demonstrated the ability to make future payments of principal and interest.

Allowance for Loan Losses

            The Bank maintains a general valuation allowance for loan losses due to the inherent risks in the loan portfolio that have yet to be specifically identified. The Bank’s loan portfolio is stratified based on factors affecting the perceived level and concentration of risk, including the type of collateral, the extent of borrower documentation obtained, the estimated current loan-to-value ratio, whether or not the borrower faces a future payment increase, credit classification and geographic location.

            The appropriate level of general valuation allowance is estimated by applying reserve factors to the various stratifications identified above. These reserve factors represent the expected likelihood of default multiplied by the expected rate of loss. The expected rates of loss and default are based on the Bank’s historical loss experience, adjusted for current conditions and trends in the Bank’s lending areas. Based on this methodology, the Bank recorded $570.8 million, $32.4 million and $12.4 million in loan loss provisions during 2008, 2007 and 2006, respectively.

            The Bank has historically originated loans with a reduced level of documentation. On “Stated Income/Stated Asset” (“SISA”) loans, the borrower includes information on his/her level of income and assets that is not subject to verification by the Bank. On “Stated Income/Verified Assets” (“SIVA”) loans, the borrower includes information on his/her level of income and that information is not subject to verification while information provided by the borrower on his/her assets is verified. For “No Income/No Asset” (“NINA”) loans, the borrower is not required to submit information on his/her level of income or assets. However, all single family loans, including NINA loans, require credit reports and appraisals. We stopped originating SISA loans and NINA loans in October 2007, but continued to originate SIVA loans until February 2008. All multi-family loans and other real estate loans have and do require complete customary documentation from the borrowers.

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

            The determination of the Bank’s general allowance for loan losses is based on estimates that are affected by changes in the regional or national economy and market conditions. Management believes that the general allowance for loan losses was adequate as of December 31, 2008 and 2007. Should the current economic or market downturn persist or worsen or if market interest rates increase significantly, a material increase in the level of loan defaults and charge-offs could result.

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

FIRSTFED FINANCIAL CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies (continued)

Loan Origination Fees and Costs

                Loan origination fees and certain direct loan origination costs are deferred and recognized over the lives of the related loans as an adjustment of loan yields using the interest method. Loan origination costs for residential loans obtained from wholesale loan brokers generally include fees paid to those brokers, resulting in loan origination costs exceeding loan fees received. These excess loan origination costs are amortized as an adjustment to the loan yield based on the expected lives of the related loans, including an estimate of the prepayment speeds on the portfolio. When a loan is repaid or sold, any unamortized net deferred fee balance is included in the Consolidated Statement of Operations.

Gain or Loss on Sale of Loans

                Mortgage loans are primarily sold on a servicing-released basis and cash gains or losses are recognized immediately in the Consolidated Statement of Operations. The Bank has previously sold mortgage loans and loan participations on a servicing-retained basis with yield rates to the buyer based upon current market rates, which may differ from contractual rate earned on the loans sold. Under GAAP, servicing assets or liabilities and other retained interests are required to be recorded as an allocation of the carrying amount of the loans sold based on the estimated relative fair values of the loans sold and any retained interests, less liabilities incurred. Servicing assets are evaluated for impairment based on the asset’s fair value. The Bank estimates fair value by discounting cash flows from servicing assets using discount and prepayment rates that the Bank believes market participants would use. Servicing assets arising from the sale of loans are included in other assets and were $48 thousand and $71 thousand at December 31, 2008 and 2007, respectively. No additional servicing assets were originated in 2008, 2007 or 2006. There was no impairment of the Bank’s servicing assets during 2008, 2007, and 2006.

Core Deposit Intangible

            Loans, deposits and other assets and liabilities assumed in connection with acquisitions are accounted for under the purchase method of accounting. Assets and liabilities are recorded at their fair values as of the date of the acquisition including a core deposit intangible asset. The Company amortizes intangible assets on a straight-line basis over their estimated useful lives, which is seven years. The core deposit intangible asset was fully amortized at the end of 2008.

Real Estate

            Real estate owned due to settlement of loans ("REO") consists of property acquired through foreclosure proceedings. Generally, all loans greater than 90 days delinquent are placed into foreclosure. The Bank acquires title to the property in most foreclosure actions that are not reinstated by the borrower. Once real estate is acquired in settlement of a loan, the property is recorded as REO at the lower of carrying value or fair market value, less estimated selling costs. Fair value is determined by an appraisal obtained at foreclosure. The REO balance is reduced for any subsequent declines in fair value.

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

Securities Sold Under Agreements to Repurchase

            The Company enters into sales of securities under agreements to repurchase (“reverse repurchase agreements”). Reverse repurchase agreements are treated as financing arrangements and, accordingly, the obligations to repurchase the securities sold are reflected as liabilities in the Consolidated Balance Sheets. The loans, mortgage-backed securities and investments collateralizing reverse repurchase agreements are delivered to several major brokerage firms who arrange the transactions. The assets collateralizing reverse repurchase agreements are reflected in the Consolidated Balance Sheets. The brokerage firms may loan such securities to other parties in the normal course of their operations and agree to return the identical securities to us at the maturity of the agreements.

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

Stock Option Plans

                The Company accounts for stock option expense in accordance with Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payments and SFAS No. 123, Accounting for Stock-Based Compensation. These pronouncements establish accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. Compensation expense related to stock options is recognized on a straight-line basis over the requisite period for each separately vesting portion of the grant.

(Loss) Earnings Per Share

            The Company reports both basic and diluted net (loss) earnings per share. Basic net (loss) earnings per share is determined by dividing net (loss) earnings by the average number of shares of common stock outstanding, while diluted net (loss) earnings per share is determined by dividing net (loss) earnings by the average number of shares of common stock outstanding adjusted for the dilutive effect of common stock equivalents. When the Company is in a net loss position, all common share equivalents are anti-dilutive.

(Loss) earnings per common share have been computed based on the following:

	Year Ended December 31,
	2008	2007	2006
	(In thousands, except share data)

Net (loss) income	$(401,652)	$92,874	$129,090

Average number of common shares outstanding	13,666,032	15,308,048	16,571,488
Effect of dilutive options	—	181,391	293,617
Average number of common shares outstanding used to calculate diluted (loss) earnings per common share	13,666,032	15,489,439	16,865,105

There were 863,197, 240,484 and 134,820 anti-dilutive shares excluded from the computation of diluted (loss) earnings per share during 2008, 2007 and 2006, respectively.

FIRSTFED FINANCIAL CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) Summary of Significant Accounting Policies (continued)

Comprehensive (Loss) Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the Consolidated Balance Sheets, such items, along with net (loss) income, are components of comprehensive (loss) income. There were $2.8 million and $2.1 million of unrealized gains on available-for-sale securities in Accumulated Other Comprehensive (Loss) Income as of December 31, 2008 and 2007, respectively. The Company adopted SFAS No. 158 as of December 31, 2006, which resulted in a $2.1 million reduction in Accumulated Other Comprehensive Income in both the 2007 and 2006 Consolidated Balance Sheets related to the Bank’s Supplemental Executive Retirement Plan.

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

Litigation

            The Company is engaged in various legal actions incident to the nature of its business. Management believes that none of the litigation will have a material effect on the Company’s Consolidated Balance Sheets and Statement of Operations.

Recent Accounting Pronouncements

           In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 162, The Hierarchy of Generally Accepted Accounting Principles. This statement identifies  the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the Unites States (“GAAP hierarchy”). This statement also clarifies that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in accordance with GAAP. The statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company does not expect that this statement will result in a change in current practice. Therefore, management does not expect this statement to have an impact on the Company’s financial results.

In December 2007, the FASB issued two new statements: (a) SFAS No. 141 (R) (revised 2007), Business Combinations, and (b) SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements. These statements are effective for fiscal years beginning after December 15, 2008 and the application of these standards will improve, simplify, and converge internationally the accounting for business combinations and the reporting of non-controlling interests in financial statements. The Company adopted this statement on January 1, 2009 and does not anticipate that the adoption of these standards will have any impact on its financial statements.

(a)  SFAS No. 141 (R) requires an acquiring entity in a business combination to: (i) recognize all (and only) the assets acquired and the liabilities assumed in the transaction, (ii) establish an acquisition-date fair value as the measurement objective for all assets acquired and the liabilities assumed, (iii) disclose to investors and other users all of the information they will need to evaluate and understand the nature of, and the financial effect of, the business combination, and (iv) recognize and measure the goodwill acquired in the business combination or a gain from a bargain purchase.

(b) SFAS No. 160 will improve the relevance, comparability and transparency of financial information provided to investors by requiring all entities to: (i) report non-controlling (minority) interests in subsidiaries in the same manner as equity but separate from the parent’s equity, in financial statements, (ii) net income attributable to the parent and to the non-controlling interest must be clearly identified and presented on the face of the statement of income, and (iii) any changes in the parent’s ownership interest while the parent retains the controlling financial interest in its subsidiary be accounted for consistently. The Company has no minority interest in subsidiaries at the present time.

FIRSTFED FINANCIAL CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies (continued)

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110, Share-Based Payment, which amends SAB No. 107, Share-Based Payment, to permit public companies, under certain circumstances, to continue to use the simplified method in SAB No. 107, to estimate the expected term of their “plain vanilla” employee options. Although the Company’s stock options fit the definition of “plain vanilla” according to SAB No. 110, because it has sufficient relevant historical option exercise data to provide a reasonable basis to estimate an option’s expected term, SAB No. 110 does not apply to the Company.

In November 2007, the SEC issued SAB No. 109, Written Loan Commitments Recorded at Fair Value Through Earnings. SAB No. 109 was effective for fiscal quarters beginning after December 15, 2007. SAB No. 109 was issued to clarify the SEC staff position that internally developed intangible assets should not be included in the fair value of derivative loan commitments and other written loan commitments that are accounted for at fair value through earnings. The Company did not have any derivative loan commitments or written loan commitments that were accounted for at fair value through earnings as of December 31, 2008. Therefore, this bulletin did not have any impact on the Company’s financial results.

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

In September 2006, SFAS No. 157, Fair Value Measurements, was issued. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The statement clarifies that assumptions used in measuring fair value should consider the risk inherent in a particular valuation technique as well as credit and non-performance risk. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company adopted this statement on January 1, 2008 and the adoption did not have a material impact on the Company’s consolidated financial statements or the Company’s financial results.

(2) Regulatory Matters and Uncertainties

Issuance of Cease and Desist Orders by the OTS

On January 26, 2009, the Company and the Bank each consented to the issuance of an Order to Cease and Desist (the “Company Order” and the “Bank Order,” respectively, and together, the “Orders”) by the OTS.

The Company Order requires that the Company notify, or in certain cases receive the permission of, the OTS prior to (i) declaring, making or paying any dividends or other capital distributions on its capital stock; (ii) incurring, issuing, renewing, repurchasing or rolling over any debt, increasing any current lines of credit or guaranteeing the debt of any entity; (iii) making payments (including, without limitation, principal, interest or fees of any kind) on any existing debt; (iv) making certain changes to its directors or senior executive officers; (v) entering into, renewing, extending or revising any contractual arrangement related to compensation or benefits with any of its directors or senior executive officers; and (vi) making any golden parachute payments or prohibited indemnification payments.  The Company Order also required that the Company submit to the OTS within fifteen (15) days a detailed capital plan to address how the Bank will remain “well capitalized” (as defined in 12 C.F.R. § 565.4) at each quarter-end through December 31, 2011, which the Company did submit in a timely manner.

The Bank Order requires that the Bank notify, or in certain cases receive the permission of, the OTS prior to (i) increasing its total assets in any quarter in excess of an amount equal to net interest credited on deposits during the quarter (other than for balance sheet increases resulting from activities to maintain liquidity); (ii) making certain changes to its directors or senior executive officers; (iii) entering into, renewing, extending or revising any contractual arrangement related to compensation or benefits with any of its directors or senior executive officers; (iv) making any golden parachute or prohibited indemnification payments; (v) paying dividends or making other capital distributions on its capital stock; (vi) entering into certain transactions with affiliates; and (vii) entering into third-party contracts outside the normal course of business.

FIRSTFED FINANCIAL CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2) Regulatory Matters and Uncertainties (continued)

The Bank Order also required that the Bank submit to the OTS within fifteen (15) days a detailed capital plan to address how the Bank will remain “well capitalized” (as defined in 12 C.F.R. § 565.4) at each quarter-end through December 31, 2011, which the Bank did timely submit. If the Bank fails to remain “well capitalized,” the Bank must then submit to the OTS a detailed contingency plan to accomplish either a merger with or acquisition by another federally insured institution or holding company thereof, or a voluntary liquidation of the Bank. The Bank must also submit to the OTS within prescribed time periods a classified asset reduction plan, liquidity plan, business plan and loan documentation plan, and refrain from any unsafe and unsound practices that resulted in the current high level of classified assets, inadequate capital, poor earnings and reliance on wholesale funding. To date, the Bank has timely complied with the plan submission requirements set forth in the Bank Order.

In addition, since December 30, 2008, the Bank has needed the prior approval of the OTS in order to roll over existing brokered deposits or accept new brokered deposits.

Any material failure to comply with the provisions of the Orders could result in enforcement actions by the OTS. While the Company and the Bank each intend to take such actions as may be necessary to enable it to comply with the requirements of its respective Order, there can be no assurance that it will be able to comply fully with the provisions of such Order, or to do so within the timeframes required, that compliance with such Order will not be more time consuming or more expensive than anticipated, or that efforts to comply with such Order will not have adverse effects on its operations and financial condition.

Suspension of Portfolio Lending and Reduction in Workforce

On January 26, 2009, in an effort to comply with the asset growth limitations contained in the Orders, the Company suspended lending for its own portfolio. As a result, the Company reduced the staff of the Bank. As a result of these reductions, the Company currently expects to record approximately $560 thousand in charges for salary and benefits, to be paid in accordance with the California Relocations, Terminations and Mass Layoffs Act, during the quarter ending March 31, 2009.

Non-Payment of Interest Due March 16, 2009 on Outstanding Company Debt

                The Company has $150.0 million in outstanding unsecured fixed/floating rate senior debentures as of December 31, 2008.. The Company Order issued by the OTS prohibits the Company from making payments (including, without limitation, principal, interest or fees of any kind) on any existing debt without the consent of the OTS. The Company did not receive consent from the OTS to make the aggregate $2.3 million in interest payments due on March 16, 2009.

                Under the indentures governing the debentures, a default in the payment of any interest when it becomes due and payable that is not cured within 30 days is an “event of default.”  If an event of default occurs and is continuing with respect to the debentures, the trustee or the holders of not less than 25% in aggregate principal amount of the debentures then outstanding may declare the entire principal of the debentures and the interest accrued thereon immediately due and payable.  In addition, the Company may be required to pay additional interest on the debentures and the costs and expenses of collection, including reasonable compensation to the trustee, its agents, attorneys and counsel.

Going Concern Uncertainty

The Bank’s ability to continue meet all of the requirements of Orders and continue to be well capitalized  will be affected by market conditions in the economy and other uncertainties.  Declining real estate values and rising unemployment in the state of California could have a significant impact on future losses incurred on loans,  In addition, there can be no assurance in the current economic environment that the Company will be able to raise capital if needed to remain well-capitalized or to meet future regulatory requirements. Due to these conditions and events, substantial doubt exists in the Company’s ability to continue as a going concern.

            These consolidated financial statements  have been prepared on a going concern basis which contemplates the realization of assets and the discharge of  liabilities in the normal course of business for the foreseeable future, and do not include any adjustments to reflect possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result from the outcome of any regulatory action, which would affect the ability of the Company to continue as a going concern.

 FIRSTFED FINANCIAL CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3) Investment Securities

Investment securities, available-for-sale, are recorded at fair value and summarized below for the periods indicated:

	At December 31, 2008
	Historical Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

Collateralized Mortgage Obligations	$318,454	$4,594	$—	$323,048

	At December 31, 2007
	Historical Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

Collateralized Mortgage Obligations	$313,274	$3,514	$—	$316,788

All collateralized mortgage obligations at December 31, 2008 had contractual maturities greater than five years and had expected maturities within five years. There were no sales of investment securities during 2008, 2007 or 2006. Accrued interest on investment securities was $1.5 million and $1.6 million at December 31, 2008 and 2007, respectively.

(4) Mortgage-backed Securities

Mortgage-backed securities, available-for-sale, have contractual maturities greater than six years and are summarized below at the dates indicated:

	At December 31, 2008
	Historical Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

FNMA	$2,441	$9	$—	$2,450
FHLMC	37,912	142	—	38,054
	$40,353	$151	$—	$40,504

	At December 31, 2007
	Historical Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

FNMA	$3,021	$4	$—	$3,025
FHLMC	43,356	54	—	43,410
	$46,377	$58	$—	$46,435

Accrued interest receivable related to mortgage-backed securities outstanding at December 31, 2008 and 2007 totaled $257 thousand and $415 thousand, respectively. There were no sales of mortgage-backed securities during 2008, 2007 or 2006.

FIRSTFED FINANCIAL CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5) Loans Receivable

The following is a summary of loans receivable at the periods indicated:

	At December 31,
	2008	2007
	(In thousands)
Real estate loans:
First trust deed residential loans:
One-to-four units	$4,378,731	$4,652,876
Five or more units	1,936,286	1,709,815
Residential loans	6,315,017	6,362,691
Other real estate loans:
Commercial and industrial	148,841	159,052
Land	4,201	4,242
Second trust deeds	1,953	2,159
Real estate loans	6,470,012	6,528,144
Non-real estate loans:
Deposit accounts	1,354	2,061
Commercial business loans	79,378	75,848
Consumer	33,661	33,136
Loans receivable	6,584,405	6,639,189
Less:
General loan valuation allowance	280,185	127,503
Valuation allowances for impaired loans	46,735	555
Deferred loan origination fees (costs)	2,799	(7,083)
Loans receivable, net	$6,254,686	$6,518,214

The Bank has historically originated loans with reduced levels of borrower documentation at origination. On “Stated Income/Stated Asset” (“SISA”) loans, the borrower includes information on his/her level of income and assets that is not subject to verification. On “Stated Income/Verified Assets” (“SIVA”) loans, the borrower includes information on his/her level of income that is not subject to verification, but his/her assets are verified. For “No Income/No Asset” (“NINA”) loans, the borrower is not required to submit information on his/her level of income or assets. The underwriting of these loans was based on the borrower’s credit score and credit history, intended occupancy, reasonableness of stated income and the value of the collateral. Adjustments to interest rates, loan-to-values and required credit scores are made on these types of reduced documentation loans in order to compensate for any additional risks the lack of documentation may pose. At December 31, 2008, approximately 9%, 25%, and 25% of the single family loan portfolio was comprised of NINA, SIVA, or SISA loans, respectively. This compares to 12%, 32%, and 32% of the single family loan portfolio being NINA, SIVA, or SISA loans, respectively, at December 31, 2007. The multi-family portfolio and other real estate loans have and do require complete and customary documentation from the borrowers.

At December 31, 2008 and 2007, negative amortization, included in the balance of loans receivable, totaled $262.9 million and $301.7 million, respectively. The portfolio of adjustable rate single family loans with a one-year fixed payment was $2.2 billion at December 31, 2008, and $3.2 billion as of December 31, 2007. The portfolio of adjustable rate single family loans with a three-to-five year fixed payment was $706.4 million as of December 31, 2008 and $1.1 billion as of December 31, 2007.

The Bank created $1.3 billion in mortgage-backed securities with loans from its multi-family loan portfolio for use in collateralized borrowing arrangements during 2005. Because the Bank retained full recourse on the loans, the mortgage-backed securities are recorded as loans receivable in the accompanying Consolidated Balance Sheets. The principal balance of those loans totaled $501.1 million and $658.5 million at December 31, 2008 and 2007, respectively. There were no mortgage-backed securities created with loans originated by the Bank in 2008 or 2007. There were no sales of mortgage-backed securities during 2008 or 2007.

            The Bank had adjustable rate loans totaling $4.7 billion and $6.0 billion at December 31, 2008 and 2007, respectively. The Bank had $1.9 billion and $656.1 million of hybrid fixed/adjustable rate loans at December 31, 2008 and 2007, respectively.

            The Bank had outstanding commitments to fund $263.1 million and $175.2 million in real estate loans at December 31, 2008 and 2007, respectively. All of these loans were variable interest rate loans with initial fixed rate periods of five years. The Bank had no loans held for sale at December 31, 2008 and 2007.

FIRSTFED FINANCIAL CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5) Loans Receivable (continued)

The Bank had undisbursed commercial loan funds totaling $65.8 million at December 31, 2008 and $78.5 million at December 31, 2007. Undisbursed consumer loan funds totaled $96.1 million and $107.4 million at December 31, 2008 and 2007, respectively.

            Accrued interest receivable related to loans outstanding at December 31, 2008 and 2007 totaled $48.3 million and $51.3 million, respectively, and the related allowance for delinquent interest was $22.3 million and $7.8 million, respectively.

            Loans delinquent greater than 90 days or in foreclosure were $403.8 million and $180.4 million at December 31, 2008 and 2007, respectively.

Loans outstanding to directors and executive officers (senior vice presidents and above) totaled $7.2 million and $5.9 million at December 31, 2008 and 2007, respectively.

Loans originated upon the sale of REO totaled $6.8 million in 2008. There were no loans originated upon the sale of REO during 2007 or 2006.

See Note 10 for loans pledged as security for borrowings as of December 31, 2008.

The following is a summary of the activity in the general loan valuation allowance and valuation allowances for impaired loans for the periods indicated:

	General Valuation Allowance	Valuation Allowances for Impaired Loans	Total
	(In thousands)
Balance at December 31, 2005	97,558	—	97,558
Provision for loan losses	12,400	—	12,400
Charge-offs	(203)	—	(203)
Recoveries	13	—	13
Balance at December 31, 2006	109,768	—	109,768
Provision for loan losses	31,845	555	32,400
Charge-offs	(14,445)	—	(14,445)
Recoveries	335	—	335
Balance at December 31, 2007	127,503	555	128,058
Provision for loan losses	508,544	62,256	570,800
Yield adjustment on troubled debt restructurings(1)	—	(4,898)	(4,898)
Charge-offs	(358,086)	(11,178)	(369,264)
Recoveries	2,224	—	2,224
Balance at December 31, 2008	$280,185	$46,735	$326,920

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

Loans serviced for others totaled $53.8 million and $62.0 million at December 31, 2008 and 2007, respectively.

                The Bank has certain loans that were sold with recourse. These loans totaled $36.6 million and $42.2 million at December 31, 2008 and 2007, respectively. The maximum potential recourse liability associated with loans sold with recourse was $14.1 million and $14.7 million at December 31, 2008 and December 31, 2007, respectively. No additional losses are expected on these loans, so there is no associated repurchase liability.

FIRSTFED FINANCIAL CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5) Loans Receivable (continued)

The following is a summary of impaired loans, net of valuation allowance for impairment, at the dates indicated:

	At December 31,
	2008	2007
	(In thousands)
Troubled debt restructuring loans	$572,307	$1,799
Non-accrual loans	152,227	20,112
Other impaired loans	1,257	1,625
Total impaired loans	$725,791	$23,536

            The Bank has a program to reach out to borrowers faced with loan recasts to encourage them to modify their loans before the recast date. At December 31, 2008, 1,339 loans with gross principal balances totaling $637.1 million had been modified. Of these modified loans, 1,298 loans with principal balances totaling $572.3 million, net of valuation allowances, are considered troubled debt restructurings (“TDRs”) and are included in impaired loans. Valuation allowances on these loans totaled $46.7 million. Another $18.1 million in loans were modified as of December 31, 2008 but were not considered TDRs, and had no valuation allowances. Loans on accrual status prior to modification which continue to make regular payments are considered performing loans. Loans on non-accrual status prior to modification remain on non-accrual status after modification. If the borrower makes regular payments for 6 months, the loan is returned to performing status.

            Modified loans are not considered TDRs when the loan terms are consistent with the Bank’s current product offerings and the borrowers meet the Bank’s current underwriting standards with regard to FICO score, debt-to-income ratio, and loan-to-value ratio. At December 31, 2007, the Bank had $1.8 million in modified loans.

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

The following is a summary of information pertaining to impaired and non-accrual loans:

	At December 31,
	2008	2007
	(In thousands)
Impaired loans without a valuation allowance	$18,050	$16,606
Impaired loans with a valuation allowance	754,476	7,485
Valuation allowance related to impaired loans	(46,735)	(555)

Non-accrual loans	403,818	180,413

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Average investment in impaired loans	$363,328	$13,278	$6,767
Interest income recognized on impaired loans	16,203	549	689
Interest income recognized on impaired loans using cash basis	12,773	508	562

 FIRSTFED FINANCIAL CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6) Real Estate Owned

The Bank had $117.7 million and $21.1 million of real estate owned as of December 31, 2008 and 2007, respectively. The Bank did not own any real estate held for investment as of December 31, 2008 or 2007.

The following table shows activity in real estate owned (REO) during the periods indicated:

	For the Year Ended December 31,
	2008	2007	2006
	(In thousands)
Beginning Balance	$21,090	$1,094	$—
Acquisitions	338,686	45,685	1,523
Write-downs	(23,753)	(4,241)	(59)
Sale of real estate owned	(218,359)	(21,448)	(370)
Ending Balance	$117,664	$21,090	$1,094

Net gain (loss) on real estate owned is comprised of the following items for the periods indicated:

	For the Year Ended December 31,
	2008	2007	2006
	(In thousands)
Gain on sale of REO	$35,078	$1,612	$325
Loss on sale of REO	(3,017)	(565)	—
Write downs on REO	(23,753)	(4,241)	(59)
	$8,308	$(3,193)	$266

The following items are included in real estate owned operations for the periods indicated:

	For the Year Ended December 31,
	2008	2007	2006
	(In thousands)
Single family expense	$14,318	$1,527	$28
Single family income	(101)	(1)	—
	$14,217	$1,526	$28

(7) Office Properties, Equipment and Lease Commitments

Office properties and equipment, at cost, less accumulated depreciation and amortization, are summarized as follows:

	At December 31,
	2008	2007
	(In thousands)
Land	$6,713	$6,713
Office buildings	7,124	7,051
Furniture, fixtures and equipment	24,507	20,791
Leasehold improvements	18,861	10,847
Other	53	2,593
	57,258	47,995
Less accumulated depreciation and amortization	33,156	30,210
	$24,102	$17,785

The Bank is obligated under non-cancelable operating leases for periods ranging from five to thirty years. The leases are for certain of the Bank’s branches and office facilities.

FIRSTFED FINANCIAL CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7) Office Properties, Equipment and Lease Commitments (continued)

Approximately half of the leases for office facilities contain five and ten year renewal options. Minimum rental commitments at December 31, 2008 under all non-cancelable leases are as follows (in thousands):

2009	$7,763
2010	7,395
2011	7,219
2012	6,916
2013	6,382
Thereafter	29,001
$64,676

Rent expense under these leases was $8.8 million, $7.2 million and $5.3 million for 2008, 2007 and 2006, respectively. Certain leases require the Bank to pay property taxes and insurance. Additionally, certain leases have rent escalation clauses based on specified indices.

(8) Federal Home Loan Bank Stock

            The Bank’s investment in FHLB stock at December 31, 2008 and 2007 was $115.2 million and $104.4 million, respectively. The FHLB provides a central credit facility for member institutions. As a member of the FHLB system, the Bank is required to own capital stock in the FHLB in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid home loans, home purchase contracts and similar obligations at the end of each calendar year, assuming for such purposes that at least 30% of its assets were home mortgage loans, or 4.7% of its advances (borrowings) from the FHLB. The Bank was in compliance with this requirement at December 31, 2008. The Bank’s investment in FHLB stock was pledged as collateral for advances from the FHLB at December 31, 2008 and 2007. The fair value of the Bank’s FHLB stock approximates book value due to the Bank’s ability to redeem such stock with the FHLB at par value. The Bank did not accrue any dividends on its FHLB stock at December 31, 2008 or 2007.

(9) Deposits

Deposit account balances are summarized as follows:

	At December 31,
	2008		2007
	Amount	%	Amount	%
	(Dollars in thousands)
Variable rate non-term accounts:
Money market deposit accounts (weighted average rate of 2.39%, and 4.05%	$864,281	18%	$952,933	23%
Interest-bearing checking accounts (weighted average rate of 0.33%, and 0.34%)	148,504	3	157,775	4
Passbook accounts (weighted average rate of 1.05% and 1.37%)	64,909	1	75,153	2
Non-interest bearing checking accounts	323,969	7	353,298	8
	1,406,663	29	1,539,159	37
Fixed-rate term certificate accounts:
Under six-month term (weighted average rate of 2.66% and 4.99%)	280,371	6	661,055	16
Six-month term (weighted average rate of 3.11% and 4.88%)	796,222	16	388,617	9
Nine-month term (weighted average rate of 3.62% and 5.10%)	654,663	13	454,130	11
One year to 18-month term (weighted average rate of 3.83% and 5.02%)	1,662,647	34	1,057,739	26
Two year to 30-month term (weighted average rate of 4.24% and 4.73%)	79,141	2	15,423	0
Over 30-month term (weighted average rate of 4.17% and 4.09%)	27,649	0	40,569	1
	3,500,693	71	2,617,533	63
Total deposits (weighted average rate of 2.96% and 4.11%)	$4,907,356	100%	$4,156,692	100%

FIRSTFED FINANCIAL CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9) Deposits (continued)

Certificates of deposit, placed through seven major national brokerage firms, totaled $1.7 billion and $826.0 million at December 31, 2008 and 2007, respectively.

            Cash payments for interest on deposits (including interest credited) totaled $144.9 million, $261.5 million and $177.5 million during 2008, 2007 and 2006, respectively. Accrued interest on deposits at December 31, 2008 and 2007 totaled $17.6 million and $19.6 million, respectively, and is included in accrued expenses and other liabilities in the accompanying Consolidated Balance Sheets.

The following table indicates the maturities and weighted average interest rates of the Bank’s deposits:

	Non-Term				There-
	Accounts	2009	2010	2011	after	Total
	(Dollars in thousands)
Deposits at December 31, 2008	$1,406,663	$3,466,016	$23,684	$7,400	$3,593	$4,907,356
Weighted average Interest rates	1.55%	3.54%	3.82%	3.78%	4.23%	2.96%

The following table shows the maturity distribution of certificates of deposit of $100,000 and greater as of December 31, 2008 (in thousands):

Maturing in:
1 month or less	$91,048
Over 1 month to 3 months	95,190
Over 3 months to 6 months	300,172
Over 6 months to 12 months	430,527
Over 12 months	12,101
Total	$929,038

Interest expense on deposits is summarized as follows:
	For the Year Ended December 31,
	2008	2007	2006
	(In thousands)
Passbook accounts	$875	$1,244	$1,348
Money market deposits and interest-bearing checking accounts	29,081	38,879	34,164
Certificate accounts	112,935	172,187	185,420
	$142,891	$212,310	$220,932

(10) Borrowings

Borrowings consist of the following:
	At December 31,
	2008		2007
	(in thousands)
Term borrowing with the FRB of San Francisco with an interest rate of 0.60% due January 29, 2009, secured by mortgage-backed securities with unpaid principal balances of $36.5 million as of December 31, 2008.	$25,000	$	─

Advances from the FHLB of San Francisco with a weighted average interest rate of 2.55% and 4.67%, respectively, secured by FHLB stock and certain real estate loans with unpaid principal balances of $5.2 billion at December 31, 2008, advances mature through 2011	2,060,000		2,084,000
	$2,085,000		$2,084,000

At December 31, 2008 and 2007, accrued interest payable on borrowings totaled $166 thousand and $267 thousand, respectively, which is included in accrued expenses and other liabilities in the accompanying Consolidated Balance Sheets.

FIRSTFED FINANCIAL CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10) Borrowings (continued)

The Bank has a line of credit with a commercial bank for $5.0 million secured by mortgage-backed securities with unpaid principal balances of $5.9 million.

            The Bank has a credit facility with the FHLB (advances and lines of credit) that allows borrowings up to 45% of the Bank’s assets, as computed for regulatory purposes. At December 31, 2008, the Bank’s unused borrowing capacity was $512.4 million.

            The following is a summary of FHLB advance maturities at December 31, 2008 (in thousands):

2009	$1,030,000
2010	850,000
2011	180,000
$2,060,000

Cash payments for interest on borrowings (including reverse repurchase agreements and senior debentures -see Notes 11 and 12) totaled $93.1 million, $139.6 million and $195.7 million during 2008, 2007 and 2006, respectively.

Interest expense on borrowings is comprised of the following for the years indicated:

	For the Year Ended December 31,
	2008	2007	2006
	(In thousands)
FHLB advances	$75,472	$76,109	$138,881
Term borrowing with FRB	44	─	─
Reverse repurchase agreements	5,758	37,073	49,233
Senior debentures	9,233	8,180	5,940
Other	47	(68)	64
	$90,554	$121,294	$194,118

(11) Securities Sold Under Agreements to Repurchase

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

            There were no reverse repurchase agreements outstanding at December 31, 2008. At December 31, 2007, $120.0 million in reverse repurchase agreements were collateralized by loans with a fair market value totaling $111.3 million and investments with a fair market value totaling $9.3 million.

            The weighted average interest rate for borrowings under reverse repurchase agreements was 5.25% at December 31, 2007.

            There was no accrued interest on securities sold under agreements to repurchase at December 31, 2008. Accrued interest on securities sold under agreements to repurchase, which is included in accrued expenses and other liabilities in the accompanying Consolidated Balance Sheets, was $2.4 million at December 31, 2007.

(12) Senior Debentures

            The Company has $150.0 million in unsecured fixed/floating rate senior debentures during 2008 and 2007. The first $50.0 million, completed in June 2005, is due in 2015 and has a fixed rate of 5.65% for the first five years and is adjustable afterwards at 1.55% over the three-month LIBOR. The second $50.0 million, completed in December 2005, is due in 2016 and has a fixed rate of 6.23% for the first five years and is adjustable afterwards at 1.55% over the three-month LIBOR. The third $50.0 million, completed in April 2007, is due in 2017, and has a fixed interest rate of 6.585% for the first five years and is adjustable afterwards at 1.60% over the three-month LIBOR.

FIRSTFED FINANCIAL CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(12) Senior Debentures (continued)

            The debentures in each transaction are redeemable at par after the first five years. Covenants contained in the indentures prohibit the Company from selling or otherwise disposing of shares of voting stock of the Bank or permitting liens on such Bank stock other than certain permitted liens.

            The Company Order issued by the OTS prohibits the Company from making payments (including, without limitation, principal, interest or fees of any kind) on any existing debt without the consent of the OTS. The Company did not receive consent from the OTS to make the aggregate $2.3 million in interest payments due on March 16, 2009. Under the indentures governing the debentures, a default in the payment of any interest when it becomes due and payable that is not cured within 30 days is an “event of default.” If an event of default occurs and is continuing with respect to the debentures, the trustee or the holders of not less than 25% in aggregate principal amount of the debentures then outstanding may declare the entire principal of the debentures and the interest accrued thereon immediately due and payable. In addition, the Company may be required to pay additional interest on the debentures and the costs and expenses of collection, including reasonable compensation to the trustee, its agents, attorneys and counsel.

(13) Income Taxes

Income tax (benefit) expense consists of the following:
	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Current:
Federal	$(99,665)	$67,504	$82,965
State	(228)	24,127	28,122
	(99,893)	91,631	111,087
Deferred:
Federal	19,733	(16,971)	(12,775)
State	18,046	(6,217)	(3,442)
	37,779	(23,188)	(16,217)
Total:
Federal	(79,932)	50,533	70,190
State	17,818	17,910	24,680
	$(62,114)	$68,443	$94,870

A reconciliation of the statutory federal corporate income tax rate to the Company’s effective income tax rate follows:

	Year Ended December 31,
	2008	2007	2006

Statutory federal income tax rate	(35.0)%	35.0%	35.0%
Increase in taxes resulting from: Valuation allowances	17.6
Non-deductible stock options	0.1	0.4	0.2
Decrease in taxes resulting from:
State franchise tax, net of federal income tax benefit	3.9	7.2	7.2
Other, net	─	(0.2)	─
Effective rate	(13.4)%	42.4%	42.4%

            The Company, the Bank and the Bank’s subsidiaries file a consolidated federal income tax return. Each entity is responsible for paying its pro rata share of the consolidated tax liability. Substantially all of the income tax (benefit) expense belonged to the Bank during 2008, 2007, and 2006, respectively.

            There were no cash payments for income taxes during 2008. Cash payments for income taxes totaled $98.8 million and $111.7 million during 2007 and 2006, respectively.

            Income taxes receivable, due to the overpayment of estimated taxes, totaled $7.2 million and $9.1 million as of December 31, 2008 and 2007, respectively. Income taxes receivable, due to net operating loss carry backs, totaled $97.3 million as of December 31, 2008.

FIRSTFED FINANCIAL CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(13) Income Taxes (continued)

FASB Interpretation No. 48 (FIN No. 48), Accounting for Uncertainty in Income Taxes, requires the Company to determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. A tax position that meets the more likely than not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The Company has concluded that neither it, nor the Bank and its subsidiaries, has any uncertain tax positions that require recognition in the financial statements as defined by FIN No. 48. Therefore, no FIN No. 48 reserve is necessary. This determination was based on tax years that remain subject to examination by the relevant tax authorities. The Internal Revenue Service (“IRS”) and the Franchise Tax Board (“FTB”) have examined the Company's consolidated federal income tax returns for tax years up to and including 2003. Therefore, years 2004 though 2007 remain open for examination. As of December 31, 2008, the Company was not under examination by the IRS or the FTB.

Our policy is to record any interest or penalties paid in connection with income taxes on the appropriate line of the Statement of Operations.

 Listed below are the significant components of the net deferred tax (asset) and liability:

	At December 31,
	2008	2007
	(In thousands)
Components of the deferred tax asset:
Bad debts	$(151,377)	$(58,993)
Pension expense	(7,850)	(7,020)
State taxes	─	(3,164)
Core deposit intangible asset	(2,872)	(3,162)
SERP liability adjustment	--	(1,505)
State net operating loss	(27,958)	─
Loan fees	(22,128)	(24,875)
Other	(8,941)	(3,510)
Total deferred tax asset	(221,126)	(102,229)
Components of the deferred tax liability:
FHLB stock dividends	22,049	19,632
Tax effect of unrealized gain on securities available-for-sale	1,995	1,502
State taxes	6,422	─
SERP liability adjustment	111	─
Other	280	441
Total deferred tax liability	30,857	21,575
Net deferred tax asset	(190,269)	(80,654)
Valuation allowance for deferred tax asset	149,503	─
Net deferred tax asset after valuation allowance	$(40,766)	$(80,654)

The valuation allowance for the Company’s deferred tax asset totaled $81.7 million for federal and $67.8 million for state as of December 31, 2008. There was no valuation allowance for the deferred tax asset at December 31, 2007.

The Company’s federal and state deferred tax assets increased significantly during 2008 due to a significant increase in its general loan valuation allowance. To the extent that the loan loss allowance is not allocable to specific loans, it represents future tax benefits which would be realized when actual charge-offs are made against the allowance. Because the Bank recorded a net loss during 2008 and future earnings that would cause the future tax benefits to be realized cannot be assured, valuation allowances were recorded to reduce the deferred tax assets to the amount management deems more likely than not to be realized through the carry back of tax losses to prior years’ federal tax returns. Since the state of California does not allow tax loss carry backs, a valuation allowance was established for the entire amount of the state deferred tax assets. No expected future earnings were considered in determining the amount of the deferred tax assets.

The Bank is required to use the specific charge-off method of accounting for bad debts for Federal income tax purposes. Prior to 1995, the Bank used the reserve method of accounting for bad debts. The Consolidated Balance Sheet at December 31, 2008 does not include a tax liability of $5.4 million related to the adjusted base year bad debt reserve that was created when the Bank was on the reserve method. The base year reserve is subject to recapture if:  (1) the Bank fails to qualify as a “bank” for federal income tax purposes; (2) certain distributions are made with respect to the stock of the Bank; (3) the bad debt reserves are used for any purpose other than to absorb bad debt losses; or (4) there is a change in federal tax law. Management does not expect any of these events to occur.

FIRSTFED FINANCIAL CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(14) Stockholders’ Equity

            The Company’s stock charter authorizes 5,000,000 shares of serial preferred stock with a par value of $0.01 per share. As of December 31, 2008, no preferred shares have been issued.

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

            Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined). Management believes that the Bank meets all capital adequacy requirements to which it is subject as of December 31, 2008.

            On January 26, 2009 the Company and the Bank consented to the Company Order and the Bank Order, respectively, issued by the Office of Thrift Supervision. The Orders require that the Company submit a detailed capital plan to address how the Bank will remain “well capitalized” at each quarter end through December 31, 2011. The Orders place growth restrictions on the Company and require that the Company receive permission before paying dividends, distributing capital, incurring new debt or making payments on existing debt, including interest payments. The Orders further require the Bank to submit to the OTS, within various prescribed time periods, a capital plan, a classified asset reduction plan, a liquidity plan, a business plan and a loan documentation plan.

            The following table summarizes the Bank’s regulatory capital and required capital as of the dates indicated:

	December 31, 2008
	Tangible Capital		Core Capital	Tier 1 Risk-based Capital		Risk- based Capital
Actual capital:	(Dollars in thousands)

Amount		$398,523	$398,523		$398,523	$452,120
Ratio		5.35%	5.35%		9.93%	11.26%
FDICIA minimum required capital:
Amount		$111,662	$297,766	$	─	$321,154
Ratio		1.50%	4.00%		─ %	8.00%
FDICIA well-capitalized required capital:
Amount	$	─	$372,208		$240,866	$401,443
Ratio		─ %	5.00%		6.00%	10.00%

	December 31, 2007
	Tangible Capital		Core Capital	Tier 1 Risk-based Capital		Risk- based Capital
	(Dollars in thousands)
Actual capital:
Amount		$791,699	$791,699		$791,699	$841,802
Ratio		10.97%	10.97%		20.14%	21.42%
FDICIA minimum required capital:
Amount		$108,273	$288,727	$	─	$314,420
Ratio		1.50%	4.00%		─ %	8.00%
FDICIA well-capitalized required capital:
Amount	$	─	$360,909		$235,815	$393,025
Ratio		─ %	5.00%		6.00%	10.00%

 FIRSTFED FINANCIAL CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(14) Stockholders’ Equity (continued)

           The payment of dividends is subject to certain federal income tax consequences. Specifically, the Bank is capable of paying dividends to the Company in any year without incurring tax liability only if such dividends do not exceed both the tax basis current year income and profits and accumulated tax income and profits as of the beginning of the year.

            In order to declare dividends under the Orders, the Bank must receive prior written approval of the OTS. The Bank must submit a written request to the OTS at least 45 days prior to the anticipated date of the proposed dividend payment.

            The Company may loan up to $6.0 million to the Employee Stock Ownership Plan ("ESOP") under a line of credit loan. At December 31, 2008, there was no outstanding loan to the ESOP. At December 31, 2007, the outstanding loan to the ESOP totaled $236 thousand. Interest on any outstanding loan balance is due December 31 of each year. Interest varies based on the Bank’s monthly cost of funds. The average rates paid during 2008 and 2007 were 3.85% and 4.65%, respectively.

            The Company currently maintains the Second Amended and Restated Rights Agreement (as amended, the "Rights Plan") expiring November 2018, which is designed to protect stockholders from attempts to acquire control of the Company at an inadequate price. Under the Rights Plan, the owner of each share of Company stock received a dividend of one right ("Right") to purchase one one-thousandth of a share of a new series of preferred stock for its estimated long term value of $100. In the event of certain acquisitions of 15% or more of the voting stock or a tender offer for 15% or more of the voting stock of the Company, each holder of a Right who exercises such Right will receive shares of the Company with a market value equal to two times the exercise price of the Right. Also, in the event of certain business combination transactions following the acquisition by a person of 15% or more of the Company stock, each Right holder will have the right to receive upon exercise of the Right common stock of the surviving company in such transaction having a market value of two times the exercise price of the Right. The Company may redeem the Rights at any time prior to such acquisition or tender offer should the Board of Directors deem redemption to be in its stockholders' best interests.

            During 2007, the Board of Directors authorized the expansion of the Company’s stock repurchase program to permit repurchase of an additional 2,850,000 shares. No shares were repurchased during the year ended December 31, 2008. Shares repurchased during the year ended December 31, 2007 totaled 3,140,934 at an average price of $48.48. Shares eligible for repurchase totaled 1,181,145 shares as of February 28, 2009.

(15) Employee Benefit Plans

            The Bank maintains a qualified defined contribution plan established under Section 401(k) of the Internal Revenue Code, as amended (the “401(k) Plan”). Participants are permitted to make contributions on a pre-tax basis, a portion of which is matched by the Bank. The 401(k) Plan expense was $635 thousand, $535 thousand and $652 thousand for 2008, 2007 and 2006, respectively.

            The Bank has an Amended and Restated Supplementary Executive Retirement Plan (as amended, "SERP"), which is unfunded and covers the individuals currently employed by the Bank as its Chief Executive Officer and Chief Operating Officer. The pension expense for the SERP was $2.1 million, $1.6 million and $1.5 million in 2008, 2007 and 2006, respectively. The expected annual benefits under the SERP will be $287 thousand in 2009, $981 thousand in 2010 and 2011, $1.0 million in 2012, and $1.4 million in 2013 and $7.1 million for the next five years thereafter. In connection with the Bank’s adoption of SFAS No. 158 in 2006, the Bank recorded a $3.7 million increase to its SERP liability, which resulted in a $2.1 million, net of tax, reduction in Accumulated Other Comprehensive Earnings on the Consolidated Balance Sheets. Also, related to the adoption of SAB No. 108, the Bank reversed a $275 thousand excess SERP accrual with a $160 thousand, net of tax, increase to Retained Earnings as of January 1, 2006. The Bank’s SERP liability at December 31, 2006 was $11.7 million prior to the SAB No. 108 and SFAS No. 158 adjustments, and was $15.2 million after the adjustments. The Bank’s SERP liability at December 31, 2008 was $14.3 million.

            As of December 31, 2008 the adjustment to Accumulated Other Comprehensive Earnings on the Consolidated Balance Sheets for SERP totaled $264 thousand.

            The discount rate used in determining the actuarial value of benefit obligations was 6.25% as of December 31, 2008 and 2007. The rate of increase in future compensation levels used in determining the pension cost for the SERP was 4.0% at both December 31, 2008 and 2007. The plan had no assets as of December 31, 2008 or 2007.

FIRSTFED FINANCIAL CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(15) Employee Benefit Plans (continued)

The following table sets forth the funded status of the SERP and amounts recognized in the Company's financial statements for the years indicated:

	At December 31,
	2008	2007
	(In thousands)
Change in Benefit Obligation
Projected benefit obligation, beginning of the year	$16,288	$15,151
Service cost	344	305
Interest cost	1,029	863
Benefits paid	(286)	(287)
Actuarial (gain) loss	(3,086)	256
Projected benefit obligation, end of the year	$14,289	$16,288

Change in Plan Assets
Benefits paid	$(287)	$(287)
Employer contributions	287	287
Funded status	(14,289)	(16,289)
Unrecognized net actuarial loss	(264)	3,580
Net amount recognized	$(14,553)	$(12,709)

Components of Net Periodic Benefit Cost
Service cost	$344	$305
Interest cost	1,029	863
Amortization of unrecognized net loss	758	384
Pension cost	$2,131	$1,552

            The projected benefit obligation, accumulated benefit obligation, and fair value of assets were $14.3 million, $14.3 million and $0, respectively, at December 31, 2008 and $16.3 million, $13.8 million, and $0, respectively, at December 31, 2007.

            The Bank’s ESOP is a profit sharing plan for all eligible employees and officers who have completed one year of continuous service. The ESOP is accounted for in accordance with AICPA Statement of Position 93-6, Employers’ Accounting for Employee Stock Ownership Plans. The number of shares to be released to ESOP participants each year is determined based on the contribution made by the Bank divided by the average market price of the Company’s stock for the year.

            At December 31, 2008, the ESOP held 4.41% of the outstanding stock of the Company. Profit sharing expense was $145 thousand for the year ended December 31, 2008 and $1.5 million for the years ended December 31, 2007 and 2006. The amount of the contribution made by the Bank is determined each year by the Board of Directors, but is not to exceed 15% of the participants' aggregated compensation. The Bank does not offer post-retirement benefits under this plan.

            At December 31, 2008 and 2007, total allocated ESOP shares were 573,140 and 559,712 shares, respectively. At December 31, 2008, there were no unallocated ESOP shares. Total unallocated ESOP shares were 34,410 shares at December 31, 2007. The fair value of unallocated ESOP shares totaled $1.7 million at December 31, 2007.

FIRSTFED FINANCIAL CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(15) Employee Benefit Plans (continued)

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

            The fair value recognition requirement applies only to new awards or awards modified after January 1, 2006. Additionally, the fair value of existing unvested awards at the date of adoption is recorded as compensation expense over the period which an employee is required to provide service in exchange for the award, which, for the Company, is the vesting period of the options. The results from prior periods have not been restated. As a result of adopting this statement, the Company recorded stock-based compensation expense for employees of $1.8 million, net of tax, and $1.7 million, net of tax, in 2008 and 2007, respectively. The deferred tax benefit recognized for stock-based compensation expense was $267 thousand in 2006. This deferred tax benefit related to non-qualified shares issued to directors. Due to the implementation of the restricted stock plan described below, no options were issued to directors during 2008 and 2007, and therefore no deferred tax benefit was recognized in 2008 and 2007.

            At December 31, 2008, the Company had options outstanding issued under two share-based compensation programs, the 1994 Stock Option and Appreciation Rights Plan (“1994 Plan”) and the 1997 Non-employee Directors Stock Incentive Plan (“Directors 1997 Plan”). At December 31, 2008, the number of shares authorized for option awards under the 1994 Plan totaled 1,669,765. The Directors 1997 Plan was terminated in connection with the implementation of the restricted stock plan. No new grants will be made under the Directors 1997 Plan.

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

            Options under all of the share-based compensation programs are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. The fair value of each option grant in 2008, 2007 and 2006 was estimated on the date of the grant using the Black-Scholes option valuation model. The expected life was estimated based on the actual weighted average life of historical exercise activity of the grantee population. The volatility factors were based on the historical volatilities of the Company’s stock, and these were used to estimate volatilities over the expected life of the options. The risk-free interest rate was the implied yield available on zero coupons (U.S. Treasury Rate) at the grant date with a remaining term equal to the expected life of the options. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive stock incentive awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company. The following weighted average assumptions were used for grants in 2008, 2007 and 2006, respectively: no dividend yield in any year; expected volatility of 24%, 27% and 30%; risk-free interest rates of 3.15%, 4.9% and 4.5%; and expected average lives of 5.9 years, 6.0 years and 6.6 years. The weighted-average fair values of options granted during the year were $10.91, $25.28 and $24.05 for 2008, 2007, and 2006, respectively. Forfeitures were recognized in the year of occurrence. It is the Company’s policy that shares issued upon the exercise of stock options come from authorized, but previously un-issued, shares.

FIRSTFED FINANCIAL CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(15) Employee Benefit Plans (continued)

The following table summarizes information about stock option activity during the periods indicated:

Options Outstanding	2008	2007	2006
(Weighted average option prices)	(In shares except intrinsic value)

Beginning of year ($42.67, $36.07, and $29.70)	781,787	820,380	758,081
Granted ($36.07, $67.20, and $58.73)	160,800	124,984	180,115
Exercised ($16.59, $19.97, and $20.27)	(31,866)	(127,293)	(81,109)
Forfeited ($43.77, $57.71 and $50.61)	(61,914)	(36,284)	(36,707)
End of year ($42.32, $42.67 and $36.07)	848,807	781,787	820,380
Shares exercisable at December 31, ($32.78, $29.38 and $23.54)	406,066	369,841	410,247

As of December 31, 2008, the unrecognized cost related to non-vested share-based compensation plans was $2.7 million, to be recognized over a weighted-average period of 3.9 years.

A summary of the Company’s non-vested shares as of December 31, 2008 is presented below:

Non-vested shares:	Shares	Weighted Average Grant-Date Fair Value

Non-vested at January 1, 2008	411,946	$21.16
Granted	160,800	10.91
Vested	(68,091)	17.52
Forfeited	(61,914)	16.12
Non-vested at December 31, 2008	442,741	$18.70

Additional information with respect to stock options outstanding at December 31, 2008 follows:

	Price Ranges
	$(13.12 – ($17.25)	$(26.75 – $31.44)	$(36.07 – $67.26)
Options Outstanding:
Number of outstanding options	101,980	175,364	571,463
Weighted-average remaining contractual life in years	0.56	3.19	7.31
Weighted-average exercise price	$14.64	$29.14	$51.30

Options Exercisable:
Number of outstanding options	101,980	163,938	140,148
Weighted-average remaining contractual life in years	0.56	3.05	6.06
Weighted-average exercise price	$14.64	$28.94	$50.48

 The total intrinsic value of options exercised during 2008 was $445 thousand. The aggregate intrinsic value of options exercised was $5.3 million and $3.3 million in 2007 and 2006, respectively. There was no aggregate intrinsic value of stock options outstanding and no aggregate intrinsic value of shares exercisable at December 31, 2008. Cash proceeds received from options exercised in 2008, 2007 and 2006 were $529 thousand, $2.5 million and $1.6 million, respectively.

FIRSTFED FINANCIAL CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(15) Employee Benefit Plans (continued)

Restricted Stock Plan

On April 26, 2006, the stockholders of the Company adopted the 2007 Non-employee Directors Restricted Stock Plan (“2007 Plan”). Under the 2007 Plan, the Company may grant up to 200,000 shares to non-employee directors of the Company. Of each grant, 50% of the restricted shares will vest on the one-year anniversary date of the issuance and the remaining 50% will vest on the second-year anniversary date of the issuance. The Company issued 1,670 shares and 900 shares of restricted stock to each of the seven outside directors during the first quarter of 2008 and 2007, respectively. Of the 5,400 shares issued in 2007, 2,700 shares vested during the second quarter of 2008.

The following is a summary of the Company’s non-vested restricted stock as of December 31, 2008:

Non-vested Stock:	Number of Shares	Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2008	5,400	$67.26
Granted	11,690	$36.07
Vested	(2,700)	$67.26
Forfeited	─	─
Outstanding at December 31, 2008	14,390	$41.92

The total fair value of the restricted stock awards that vested for the year ended December 31, 2008 was $97 thousand.

Stock-based compensation expense recorded in connection with the 2007 Plan totaled $236 thousand, net of tax, for the year ended December 31, 2008 and $193 thousand, net of tax, for the year ended December 31, 2007. As of December 31, 2008, the total unrecognized compensation cost related to non-vested restricted awards totaled $105 thousand, to be recognized over a weighted average period of one year.

FIRSTFED FINANCIAL CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(16) Parent Company Financial Information

The following condensed parent company financial information should be read in conjunction with the other Notes to the Consolidated Financial Statements.

CONDENSED BALANCE SHEETS

	At December 31,
	2008	2007
	(In thousands)
Assets:
Cash	$6,852	$11,933
Other assets	865	337
Investment in subsidiary	401,474	792,229
	$409,191	$804,499
Liabilities and Stockholders' Equity:

Other liabilities	449	—
Senior notes	150,000	150,000
Stockholders’ equity	258,742	654,499
	$409,191	$804,499

	Year Ended December 31,
CONDENSED STATEMENTS OF OPERATIONS AND	2008	2007	2006
COMPREHENSIVE (LOSS) INCOME	(In thousands)

Equity in undistributed net (loss) income of subsidiary	$(395,852)	$97,970	$132,827
Other expense, net	(5,800)	(5,096)	(3,737)
Net (loss) income	(401,652)	92,874	129,090

Change in other comprehensive income (loss), net of taxes	2,908	1,839	(2,278)
Comprehensive (loss) Income	$(398,744)	$94,713	$126,812

	Year Ended December 31,
CONDENSED STATEMENTS OF CASH FLOWS	2008	2007	2006
	(In thousands)
Net Cash Flows from Operating Activities:
Net (loss) income	$(401,652)	$92,874	$129,090
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Equity in undistributed net income of subsidiary	395,852	(97,970)	(132,827)
Stock option compensation	2,044	2,059	1,880
Other	(79)	2,022	(145)
Net cash used in operating activities	(3,835)	(1,015)	(2,002)
Cash Flows from Investing Activities:
Dividends received from Bank	—	100,000	—
Net cash provided by investing activities	—	100,000	—
Cash Flows from Financing Activities:
Purchase of treasury stock	—	(152,264)	—
Proceeds from issuance of senior debt	—	50,000	—
Decrease (increase) in unreleased shares	339	1,711	(946)
Exercise of stock options	529	4,027	3,233
Other	(2,114)	(2,516)	(1,530)
Net cash (used in) provided by financing activities	(1,246)	(99,042)	757
Net decrease in cash	(5,081)	(57)	(1,245)
Cash at beginning of period	11,933	11,990	13,235
Cash at end of period	$6,852	$11,933	$11,990

FIRSTFED FINANCIAL CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(17) Quarterly Results of Operations (unaudited)

Summarized below are the Company's results of operations on a quarterly basis for 2008, 2007, and 2006:
	Interest Income	Interest Expense	Provision for Loan Losses	Non- Interest Income	Non- Interest Expense	Net (Loss) Income	Basic (Loss)Earnings per Share	Diluted (Loss) Earnings per Share
(In thousands, except per share data)
First quarter
2008	$115,588	$66,247	$150,300	$3,026	$22,118	$(69,781)	$(5.11)	$(5.11)
2007	170,417	95,199	3,800	5,852	20,847	32,384	1.95	1.92
2006	169,493	94,982	3,900	2,483	19,916	30,774	1.86	1.82
Second quarter
2008	$101,592	$56,888	$90,200	$9,621	$25,074	$(35,512)	$(2.60)	$(2.60)
2007	154,736	85,044	3,100	4,342	20,940	29,071	1.77	1.74
2006	178,513	104,649	2,500	4,622	19,416	32,479	1.96	1.92
Third quarter
2008	$99,924	$54,114	$110,300	$8,541	$23,167	$(51,586)	$(3.77)	$(3.77)
2007	140,413	78,234	4,500	1,506	19,114	23,001	1.58	1.57
2006	183,473	109,855	3,000	4,046	18,343	32,462	1.96	1.93
Fourth quarter
2008	$95,727	$56,166	$220,000	$5,030	$28,211	$(244,773)	$(17.91)	$(17.91)
2007	132,147	75,127	21,000	1,364	22,555	8,418	0.62	0.61
2006	181,143	105,564	3,000	5,364	20,052	33,375	2.01	1.98
Total year
2008	$412,831	$233,445	$570,800	$26,218	$98,570	$(401,652)	$(29.39)	$(29.39)
2007	597,713	333,604	32,400	13,064	83,456	92,874	6.07	6.00
2006	712,622	415,050	12,400	16,515	77,727	129,090	7.79	7.65

(18) Fair Value of Financial Instruments

SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of the estimated fair value of financial instruments. The Company has estimated fair value based on quoted market prices where available. In case where quoted market prices were not available, fair values were based on the quoted market price of a financial instruments with similar characteristics, the present value of expected future cash flows or other valuation techniques that utilize assumptions which are highly subjective and judgmental in nature. Subjective factors include, among other things, estimates of cash flows, the timing of cash flows, risk and credit quality characteristics, interest rates and liquidity premiums or discounts. Accordingly, the result may not be precise, and modifying the assumptions may significantly affect the values derived. In addition, fair values established utilizing alternative valuation techniques may or may not be substantiated by comparison with independent markets. Further, fair values may or may not be realized if a significant portion of the financial instruments were sold in a bulk transaction or a forced liquidation. Therefore, any aggregate unrealized gains or losses should not be interpreted as a forecast of future earnings or cash flows. Furthermore, the fair values disclosed should not be interpreted as the aggregated current value of the Company.

            The following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy:

Cash and cash equivalent
The carrying amounts reported in the Consolidated Balance Sheets for this item approximate fair value.

Investment Securities and Mortgage-backed securities
Where quoted prices are available in an active market, securities are classified within level 1 of the valuation hierarchy. Level 1 includes securities that have quoted prices in active markets for identical assets. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flow. Examples of such instruments, which would generally be classified within level 2 of the valuation hierarchy, include certain collateralized mortgage and debt obligations and certain high-yield debt securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within level 3 of the valuation hierarchy. The Company did not have any level 1 or level 3 securities as of December 31, 2008.

FIRSTFED FINANCIAL CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(18) Fair Value of Financial Instruments (continued)

Federal Home Loan Bank Stock
The fair value of FHLB stock is defined as the carrying amount and periodically evaluated for impairment based on the ultimate recovery of par value.

Loans Receivable
The fair value of loans is estimated by discounting the future cash flows using the current rate at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. An additional liquidity discount is also incorporated to more closely align the fair value with observed market prices.

Loans held for sale
Loans held for sale are required to be measured based on the lower of cost or fair value. Under SFAS No. 157, market value is used to represent fair value. When management has loans held for sale, it obtains quotes or bids on all or part of these loans directly from the purchasing financial institutions. At December 31, 2008, the Company had no loans held for sale.

Impaired loans
Impaired Loans. SFAS No. 157 applies to loans measured for impairment in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan”, including impaired loans measured at an observable market price (if available), and at the fair value of the loan’s collateral (if the loan is collateral dependent) less selling cost. The fair value of an impaired loan is estimated using one of several methods, including collateral value and discounted cash flows. Those impaired loans not requiring an impaired valuation allowance  represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. When the fair value of the collateral is based on an observable market price or a current appraised value, we record the impaired loan at Level 2. When a discounted cash flow has been used to determine the fair value, we record the impaired loan at Level 3.

Real estate owned
Certain assets such as real estate owned (REO) are measured at fair value less the estimated cost to sell. The Company believes that using fair value as a basis for measuring REO follows the provisions of SFAS No. 157. The fair value of REO at December 31, 2008 was determined either by appraisals or independent valuations that were then adjusted for the cost related to liquidation of the subject property, or by sales agreement.

Deposits
The fair value of deposits with no stated tern, such as regular passbook accounts, money market accounts and checking accounts, is defined as the carrying amounts reported in the Consolidated Balance Sheets. The fair value of deposits with stated maturity, such as certificates of deposit, is based on discounting future cash flows by the current rate offered for such deposits with similar remaining maturities.

Borrowings
For short-term borrowings, fair value approximates carrying value. For long-term fixed rate borrowings, fair value is based on discounting future contractual cash flows by the current interest rate paid on such borrowings with similar remaining maturities.

FIRSTFED FINANCIAL CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(18) Fair Value of Financial Instruments (continued)

The following table presents the carrying amounts and estimated fair values of financial instruments at December 31,

	2008		2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
ASSETS
Cash and cash equivalent	$391,469	$391,469	$53,974	$53,974
Mortgage-backed securities	40,504	40,504	46,435	46,435
Collateralized mortgage obligations	323,048	323,048	316,788	316,788
Loan receivable	5,528,895	5,341,697	6,494,678	6,391,056
Impaired loans	725,791	725,791	23,536	23,536
Real estate owned	117,664	117,664	21,090	21,090
FHLB stocks	115,150	115,150	104,387	104,387

LIABILITIES
Deposits	$4,907,356	$4,943,691	$4,156,692	$4,156,961
Short-term borrowings	1,055,000	1,055,000	2,079,000	2,079,000
Long-term borrowings	1,180,000	1,217,978	275,000	305,522

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

•	Level 3	inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The following table represents fair value information for financial instruments measured at fair value at December 31, 2008:

		Fair Value Measurements at Reporting Date Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Recurring Items:
Collateralized mortgage obligations	$323,048	—	$323,048	$—
Mortgage-backed securities	40,504	—	40,504	—
Total	$363,552	—	$363,552	—

FIRSTFED FINANCIAL CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(18) Fair Value of Financial Instruments (continued)

		Fair Value Measurements at Reporting Date Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Non-Recurring Items:
Troubled debt restructuring loans	$572,307	—	$—	$572,307
Non-accrual loans	152,227	—	152,227	—
Other impaired loans	1,257	—	1,257	—
Real estate owned	117,664	—	117,664	—
Total	$843,455	—	$271,148	572,307

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
FirstFed Financial Corp. and Subsidiary

We have audited the accompanying consolidated balance sheets of FirstFed Financial Corp. (a Delaware Corporation) and Subsidiary (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FirstFed Financial Corp. and Subsidiary as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company consented to the issuance of an Order to Cease and Desist by the Office of Thrift Supervision (the “OTS”), and the Company has experienced a significant net loss in 2008 which has resulted in a reduction in the Company’s available regulatory capital.  A capital plan outlining the Company’s plans for maintaining its required levels of regulatory capital has been submitted to the OTS.  Failure to maintain its required levels of regulatory capital would require the Company to submit a contingency plan to the OTS to accomplish either a merger with or acquisition by another federally insured institution or a voluntary liquidation of the Company.  These matters, among others discussed more fully in Note 2, raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on many factors, including acceptance of the capital plan by the OTS. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of FirstFed Financial Corp. and Subsidiary’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 30, 2009 expressed an unqualified opinion on the effectiveness of FirstFed Financial Corp. and Subsidiary’s internal control over financial reporting.

/s/ Grant Thornton LLP

Woodland Hills, California
March 30, 2009

ITEM 9. — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                 Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its disclosure controls and procedures, as defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2008.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that accurately and fairly reflect, in reasonable detail, transactions and dispositions of the company’s assets, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures are being made only in accordance with authorizations of a company’s management and the directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the company’s financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on its assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2008, based on criteria in Internal Control – Integrated Framework issued by the COSO.

Grant Thornton LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, has issued a report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. The report of Grant Thornton LLP is included in this Annual Report on Form 10-K.

Changes in Internal Controls Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in management’s evaluation during the fourth quarter of the period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. — OTHER INFORMATION

                None

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
FirstFed Financial Corp. and Subsidiary

We have audited FirstFed Financial Corp. (a Delaware Corporation) and Subsidiary’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). FirstFed Financial Corp. and Subsidiary’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on FirstFed Financial Corp. and Subsidiary’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, FirstFed Financial Corp. and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of FirstFed Financial Corp. and Subsidiary as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2008 and our report dated March 30, 2009 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Woodland Hills, California
March 30, 2009

PART III

ITEM 10. — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

            Information regarding directors, executive officers and corporate governance is set forth in the Company’s definitive proxy statement, which will be filed with the SEC within 120 days of December 31, 2008 (the “Proxy Statement”), under the captions “Election of Directors,” “Corporate Governance,” “Other Corporate Governance Matters,” “Information Relating to Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

            On May 15, 2008, we filed with the NYSE the Annual CEO Certification regarding the Company's compliance with the NYSE's corporate governance listing standards as required by Section 303A.12(a) of the NYSE Listed Company Manual. In addition, we have filed as exhibits to this Annual Report on Form 10-K the applicable certifications of our Chief Executive Officer and our Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002 regarding the quality of the Company's public disclosures.

ITEM 11. — EXECUTIVE COMPENSATION

            Information regarding executive compensation is set forth in the Proxy Statement under the captions “Compensation Discussion and Analysis,” “Corporate Governance – Compensation Committee Interlocks and Insider Participation” and “Report of the Compensation Committee of FirstFed Financial Corp.“ and the tables related thereto and is incorporated herein by reference.

  ITEM 12. — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND        RELATED STOCKHOLDER MATTERS

            Information regarding security ownership of certain beneficial owners and management is set forth in the Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” and is incorporated herein by reference.

ITEM 13. — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

            Information regarding certain relationships and related transactions, and director independence is set forth in the Proxy Statement under the caption “Transactions with Related Persons” and is incorporated herein by reference.

ITEM 14. —PRINCIPAL ACCOUNTANT FEES AND SERVICES

            Information regarding principal accounting fees and services is set forth in  the Proxy Statement under the caption “Independent Public Accountants – Fees” and is incorporated herein by reference.

PART IV

ITEM 15. — EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of this Annual Report on Form 10-K:

(1) Financial Statements (included in this Annual Report on Form 10-K under Item 8)
(2) Exhibits as shown below

 EXHIBIT
 NUMBER

(3.1)	Restated Certificate of Incorporation filed as Exhibit 3.1 to Form 10-K for the fiscal year ended December 31, 1999 and incorporated by reference.
(3.2)	Amended and Restated Bylaws filed as Exhibit 3(ii) to Form 8-K dated June 27, 2008 and incorporated by reference.
(4.1)	Second Amended and Restated Rights Agreement dated as of October 23, 2008, filed on October 28, 2008 as Exhibit 4.1 to Form 8-K and incorporated by reference.
(10.1)*	Amended and Restated Supplemental Executive Retirement Plan dated October 23, 2008 filed as Exhibit 10.1 to Form 8-K dated October 23, 2008 and incorporated by reference.
(10.2)*
 Change of Control Agreement effective September 26, 1996 filed as Exhibit 10.4 to Form 10-Q for the quarter ended September 30, 1996 and Amendment filed as Exhibit 10.4 for quarter ended September 30, 2000 and incorporated by reference.

(10.3)
 1997 Non-employee Directors Stock Incentive Plan filed on August 12, 1997 as Exhibit 4.1 to Form S-8 dated August 12, 1997and
 Amendment filed as Exhibit 10.5 to Form 10-Q for the quarter ended September 30, 2000 and incorporated by reference.

(10.4)	2007 Non-employee Directors Restricted Stock Plan filed as Appendix A to Schedule 14A, Proxy Statement for the Annual Stockholders’ Meeting held on April 26, 2006 and incorporated by reference.
(10.5)	Order to Cease and Desist with the Company dated January 26, 2009 filed as Exhibit 10.1 to Form 8-K dated January 26, 2009 and incorporated by reference.
(10.6)	Stipulation and Consent to Issuance of Order to Cease and Desist with the Company dated January 26, 2009 filed as Exhibit 10.2 to Form 8-K dated January 26, 2009 and incorporated by reference.
(10.7)	Order to Cease and Desist with the Bank dated January 26, 2009 filed as Exhibit 10.3 to Form 8-K dated January 26, 2009 and incorporated by reference.
(10.8)	Stipulation and Consent to Issuance of Order to Cease and Desist with the Bank dated January 26, 2009 filed as Exhibit 10.4 to Form 8-K dated January 26, 2009 and incorporated by reference.
(21)	Registrant's sole subsidiary is First Federal Bank of California, a federal savings bank.
(23)	Independent Auditors’ consent.
(31.1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31.2)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(32.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* Indicates management contract or compensatory plan or arrangement.

                This 2008 Annual Report on Form 10-K and the Proxy Statement for our 2009 Annual Meeting of Stockholders will be furnished to each stockholder of record as of March 5, 2009 who is entitled to receive copies thereof. Copies of these items will be furnished without charge upon request in writing by any stockholder of record as of such date and any beneficial owner of Company stock on such date who has not previously received such material and who so represents in good faith and in writing to:

Corporate Secretary
FirstFed Financial Corp.
12555 West Jefferson Boulevard
Los Angeles, California 90066

Other exhibits will be supplied to any such stockholder at a charge equal to the Company's cost of copying, postage, and handling.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRSTFED FINANCIAL CORP.,
a Delaware corporation

Dated this 30th day of March, 2009
	By: /s/	Babette E. Heimbuch
Babette E. Heimbuch
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has be signed by the following persons on behalf of the Registrant and in the capacities indicated on the 30th day of March, 2009.

SIGNATURE	TITLE

/s/ Babette E. Heimbuch	Chairman of the Board and
Babette E. Heimbuch	Chief Executive Officer (Principal Executive Officer)

/s/ James P. Giraldin	Director, President and Chief Operating Officer
James P. Giraldin

/s/ Douglas J. Goddard	Executive Vice President and Chief Financial Officer
Douglas J. Goddard	(Principal Financial Officer)

/s/ Brenda J. Battey	Senior Vice President and Controller
Brenda J. Battey	(Principal Accounting Officer)

/s/ Gisselle Acevedo	Director
Gisselle Acevedo

/s/ Brian E. Argrett	Director
Brian E. Argrett

/s/ Nicholas C. Biase	Director
Nicholas C. Biase

/s/ Jesse Casso, Jr.	Director
Jesse Casso, Jr.

/s/ Christopher M. Harding	Director
Christopher M. Harding

/s/ William G. Ouchi	Director
William G. Ouchi

/s/ William P. Rutledge	Director
William P. Rutledge

/s/ Steven L. Soboroff	Director
Steven L. Soboroff

EXHIBIT 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Babette E. Heimbuch, certify that:

(1)	I have reviewed this annual report on Form 10-K of FirstFed Financial Corp.;

(2)
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3)
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

(4)
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)
Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)
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

(a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Dated this 30th day of March, 2009
	By: /s/	Babette E. Heimbuch
Babette E. Heimbuch
Chief Executive Officer

EXHIBIT 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Douglas J. Goddard, certify that:

(1)	I have reviewed this annual report on Form 10-K of FirstFed Financial Corp.;

(2)
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3)
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

(4)
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)
Designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)
Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)
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

(a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Dated this 30th day of March, 2009
	By: /s/	Douglas J. Goddard
Douglas J. Goddard
Chief Financial Officer

EXHIBIT 32.1

CEO CERTIFICATION

The undersigned, as Chief Executive Officer hereby certifies, to the best of her knowledge and belief, that:

(1)
the Annual Report on Form 10-K of FirstFed Financial Corp. (the "Company") for the fiscal year ended December 31, 2008 (the "Report ") accompanying this certification fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (15 U.S.C. 78m or 78o(d)); and

(2)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company for such period.

FIRSTFED FINANCIAL CORP.
Registrant

Dated this 30th day of March, 2009
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

EXHIBIT 32.2

CFO CERTIFICATION

The undersigned, as Chief Financial Officer hereby certifies, to the best of his knowledge and belief, that:

(1)
the Annual Report on Form 10-K of FirstFed Financial Corp. (the "Company") for the fiscal year ended December 31, 2008 (the "Report ") accompanying this certification fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (15 U.S.C. 78m or 78o(d)); and

(2)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company for such period.

FIRSTFED FINANCIAL CORP.
Registrant

Dated this 30th day of March, 2009
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