Form 10-Q
period 2009-03-31
FIRSTFED FINANCIAL CORP
filed 2009-05-11
CIK 810536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

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
Yes    ☑                        No    *

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232,405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes    *                          No    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer *                         Accelerated filer ☑                         Non-accelerated filer *                         Smaller reporting company *

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes    *                          No    ☑
As of May 8, 2009, 13,684,553 shares of the Registrant's $.01 par value common stock were outstanding.

Disclosure Regarding Forward-looking Statements

This Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical facts, included in this Annual Report that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, including, but not limited to, such matters as future product development, business development, competition, future revenues, business strategies, expansion and growth of the Company’s operations and assets and other such matters are forward-looking statements. These kinds of statements are signified by words such as “believes,” “anticipates,” “expects,” “intends,” “may”, “could,” and other similar expressions. However, these words are not the exclusive means of identifying such statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, including the risk factors discussed below, general economic and business conditions, the business opportunities (or lack thereof) that may be presented to and pursued by the Company, changes in law or regulations and other factors, many of which are beyond the Company’s control. Specific factors that could cause results to differ materially from historical results or those anticipated are: (1) the ability and willingness of borrowers to pay their mortgage loans, which is affected by external factors such as interest rates, the California real estate markets and the strength of the California economy; (2) fluctuations between consumer interest rates and the cost of funds; (3) federal and state regulation of lending, deposit and other operations; (4) competition for financial products and services within the Bank’s market areas; (5) operational and infrastructural risks; (6) capital market activities; (7) critical accounting estimates. Investors are cautioned that any such statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in the forward-looking statements; and (8) other risks detailed in reports filed by the Company with the Securities and Exchange Commission. The Company does not undertake to update any forward-looking statements, except to the extent that it is obligated to do so under applicable law. Readers are advised to carefully review the detailed discussion of risk factors contained in “Item 1A – Risk Factors” of the Company's Annual Report on Form 10-K for the year ended December 31, 2008 as well as additional disclosures contained in "Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 of that Form 10-K and Item 2 of this Form 10-Q.

FirstFed Financial Corp.
Index
Report on Form 10-Q
For the Quarterly Period Ended March 31, 2009

			Page
Part I.	Financial Information

	Item 1.	Financial Statements

		Consolidated Balance Sheets as of March 31, 2009, December 31, 2008 and March 31, 2008	3

		Consolidated Statements of Operations for the three months ended March 31, 2009 and 2008	4

		Consolidated Statements of Cash Flows for the three months ended March 31, 2009 and 2008	5

		Notes to Consolidated Financial Statements	6

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33

	Item 4.	Controls and Procedures	33

Part II.	Other Information (omitted items are inapplicable)

	Item 3.	Defaults Upon Senior Securities	34

	Item 6.	Exhibits	34

Signatures			35

PART I - FINANCIAL STATEMENTS

Item 1. Financial Statements

FirstFed Financial Corp. and Subsidiary
Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)
	March 31, 2009	December 31, 2008	March 31, 2008
ASSETS
Cash and cash equivalents	$87,786	$391,469	$49,458
Investment securities, available-for-sale (at fair value)	260,688	323,048	345,661
Mortgage-backed securities, available-for-sale (at fair value)	39,379	40,504	45,178
Loans receivable, net of allowances for loan losses of $303,593, $326,920 and $249,882	6,137,828	6,254,686	6,282,712
Accrued interest and dividends receivable	27,600	30,061	42,273
Real estate owned, net (REO)	98,081	117,664	45,547
Office properties and equipment, net	23,474	24,102	19,577
Investment in Federal Home Loan Bank (FHLB) stock, at cost	115,150	115,150	106,999
Other assets	49,090	153,902	144,061
	$6,839,076	$7,450,586	$7,081,466

LIABILITIES
Deposits	$4,828,699	$4,907,356	$4,048,799
FHLB advances	1,595,000	2,085,000	1,875,000
Securities sold under agreements to repurchase	—	—	370,000
Senior debentures	150,000	150,000	150,000
Accrued expenses and other liabilities	59,746	49,488	50,848
	6,633,445	7,191,844	6,494,647

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, par value $.01 per share; authorized 100,000,000 shares;
issued 24,002,093, 24,002,093 and 23,994,093 shares; outstanding 13,684,553, 13,684,553, and 13,676,553 shares	240	240	240
Additional paid-in capital	58,207	57,880	55,862
Retained earnings	410,369	463,759	795,630
Treasury stock, at cost, 10,317,540, 10,317,540, and 10,317,540 shares	(266,040)	(266,040)	(266,040)
Accumulated other comprehensive income, net of taxes	2,855	2,903	1,127
	205,631	258,742	586,819
	$6,839,076	$7,450,586	$7,081,466

The accompanying notes are an integral part of these consolidated financial statements.

FirstFed Financial Corp. and Subsidiary
Consolidated Statements of Operations
(Dollars in thousands, except per share data)
(Unaudited)
	Three months ended March 31,
	2009	2008
Interest and dividend income:
Interest on loans	$86,070	$109,473
Interest on mortgage-backed securities	414	593
Interest and dividends on investments	3,879	5,522
Total interest income	90,363	115,588
Interest expense:
Interest on deposits	34,969	40,336
Interest on borrowings	15,323	25,911
Total interest expense	50,292	66,247

Net interest income	40,071	49,341
Provision for loan losses	75,000	150,300
Net loss after provision for loan losses	(34,929)	(100,959)

Other income:
Loan servicing and other fees	241	473
Banking service fees	2,020	1,706
Gain on sale of loans	—	13
Gain on sale of investment securities	1,397	—
Net gain (loss) on real estate owned	3,171	(184)
Other operating income	1,273	1,018
Total other income	8,102	3,026

Non-interest expense:
Salaries and employee benefits	10,634	11,208
Occupancy	3,720	5,054
Advertising	82	35
Amortization of core deposit intangible	—	127
Federal deposit insurance	5,026	544
Data processing	651	537
OTS assessment	632	454
Legal	23	724
Real estate owned operations	3,948	1,201
Other operating expense	1,847	2,234
Total non-interest expense	26,563	22,118

Loss before income taxes	(53,390)	(120,051)
Income tax (benefit) expense	—	(50,270)
Net loss	$(53,390)	$(69,781)

Net loss	$(53,390)	$(69,781)
Other comprehensive (loss) income, net of taxes	(48)	1,132
Comprehensive loss	$(53,438)	$(68,649)

Loss per share:
Basic	$(3.90)	$(5.11)
Diluted	$(3.90)	$(5.11)

Weighted average shares outstanding:
Basic	13,676,399	13,655,615
Diluted	13,676,399	13,655,615

The accompanying notes are an integral part of these consolidated financial statements.

FirstFed Financial Corp. and Subsidiary
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)
	Three months ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(53,390)	$(69,781)
Adjustments to reconcile net income to
Net cash provided by operating activities:
Stock option compensation	327	557
Excess tax benefits related to stock option awards	—	(29)
Depreciation and amortization	819	594
Provision for loan losses	75,000	150,300
Yield adjustments on troubled debt loans	(2,715)	—
Amortization of fees and premiums/discounts	756	4,528
Decrease (increase) in interest income accrued in excess of borrower payments	11,532	(7,679)
Gain on sale of investment securities	(1,397)	—
Gain on sale of real estate owned	(10,735)	(2,580)
Write down on Real Estate Owned	7,564	2,764
FHLB stock dividends	—	(1,264)
Change in deferred taxes	—	(51,403)
Change in current taxes	104,445	(2,720)
Decrease in interest and dividends receivable	2,461	3,219
Increase (decrease) in interest payable	2,750	(3,150)
Amortization of core deposit intangible asset	—	127
Decrease in other assets	402	5,209
Increase (decrease) in accrued expenses and other liabilities	7,507	(1,086)
Total adjustments	198,716	97,387
Net cash provided by operating activities	145,326	27,606

CASH FLOWS FROM INVESTING ACTIVITIES:
Loans made to customers and principal collections on loans, net	(34,414)	54,224
Loans purchased	—	(6,484)
Proceeds from sale of real estate	89,486	15,675
Proceeds from maturities and principal payments of investment securities, available for sale	11,380	13,101
Principal reductions on mortgage-backed securities, available for sale	825	1,368
Purchase of investment securities, available for sale	—	(39,820)
Proceeds from sale of investment securities, available for sale	52,562	—
Purchase of FHLB stock, net	—	(1,348)
Purchases of premises and equipment	(191)	(2,386)
Net cash provided by investing activities	119,648	34,330

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in retail and commercial deposits	208,316	121,541
Net decrease in brokered deposits	(286,973)	(229,434)
Net decrease in short term borrowings	(460,000)	(104,000)
Net (decrease) increase in long term borrowings	(30,000)	145,000
Proceeds from stock options exercised	—	412
Excess tax benefits related to stock option awards	—	29
Net cash used in financing activities	(568,657)	(66,452)
Net decrease in cash and cash equivalents	(303,683)	(4,516)
Cash and cash equivalents at beginning of period	391,469	53,974
Cash and cash equivalents at end of period	$$87,786	$49,458

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

These condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, which contains the latest available audited consolidated financial statements and notes thereto, which are as of and for the year ended December 31, 2008. The results for the periods covered hereby are not necessarily indicative of the Company’s operating results for a full year.

2.  Regulatory Matters and Uncertainties

To understand the impact of these regulatory matters and uncertainties on the Company, you should carefully review the detailed discussion of risk factors applicable to the Company contained in “Item 1A – Risk Factors” in the Company's Annual Report on Form 10-K for the year ended December 31, 2008 as well as additional disclosures contained in "Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 of that Form 10-K and Item 2 of this Form 10-Q.

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

As of March 31, 2009, the Company and the Bank believe that they have complied with the Orders in all material respects.

Suspension of Portfolio Lending and Reduction in Workforce

On January 26, 2009, in an effort to comply with the asset growth limitations contained in the Orders, the Company suspended lending for its own portfolio. As a result, the Company reduced the staff of the Bank by 62 persons, or approximately 10% of the Bank’s then-current workforce. The reductions came primarily from the Bank’s single family lending and commercial lending operations as well as some reduction in support areas of the Bank. As a result of these reductions, the Company paid $560 thousand in charges for salary and benefits in accordance with the California Relocations, Terminations, and Mass Layoffs Act during the quarter ending March 31, 2009.

Non-Payment of Interest Due March 16, 2009 on Outstanding FFC Debt

FFC has $150.0 million in outstanding unsecured fixed/floating rate senior debentures as of March 31, 2009. The Company Order issued by the OTS prohibits FFC from making payments (including, without limitation, principal, interest or fees of any kind) on any existing debt without the consent of the OTS.  FFC did not receive consent from the OTS to make the aggregate $2.3 million in interest payments due on March 16, 2009.

Under the indentures governing the debentures, a default in the payment of any interest when it becomes due and payable that is not cured within 30 days is an “event of default.” If an event of default occurs and is continuing with respect to the debentures, the trustee or the holders of not less than 25% in aggregate principal amount of the debentures then outstanding may declare the entire principal of the debentures and the interest accrued thereon immediately due and payable.  In addition, the Company may be required to pay additional interest on the debentures and the costs and expenses of collection, including reasonable compensation to the trustee, its agents, attorneys, and counsel. FFC has not been notified of any such interest, costs or expenses as of May 11, 2009. The next payment date is June 15, 2009.

Going Concern Uncertainty

The Bank’s ability to continue meet all of the requirements of Orders and continue to be well capitalized will be affected by market conditions in the economy and other uncertainties. Declining real estate values and rising unemployment in the state of California could have a significant impact on future losses incurred on loans. In addition, there can be no assurance in the current economic environment that the Company will be able to raise capital if needed to remain "well capitalized" or to meet future regulatory requirements. Due to these conditions and events, substantial doubt exists in the Company’s ability to continue as a going concern.

The consolidated financial statements  have been prepared on a going concern basis which contemplates the realization of assets and the discharge of  liabilities in the normal course of business for the foreseeable future, and do not include any adjustments to reflect possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result from the outcome of any regulatory action, which would affect the ability of the Company to continue as a going concern.

3.  Loss per Share

Basic loss per share was computed by dividing net income by the weighted average number of shares of common stock outstanding for the period. Additionally diluted earnings per share include the effect of stock options and non-vested restricted stock, if dilutive. Loss per common share has been computed based on the following:

	Three months ended March 31,
	2009	2008
	(In thousands, except share data)
Net loss	$(53,390)	$(69,781)

Average number of common shares outstanding	13,676,399	13,655,615
Effect of dilutive stock options	—	—
Average number of common shares outstanding used to calculate diluted loss per common share	13,676,399	13,655,615

There was no dilutive effect during the first quarter of 2009 or 2008, since the Company was in a net loss position. There were 811,042 and 927,511 anti-dilutive shares excluded from the weighted average shares outstanding calculation during the first quarter of 2009 and the first quarter of 2008, respectively.

4.  Cash and Cash Equivalents

For purposes of reporting cash flows on the "Consolidated Statements of Cash Flows", cash and cash equivalents include cash, overnight investments and securities purchased under agreements to resell which mature within 90 days of the date of purchase.

5.  Loan Loss Allowances

Listed below is a summary of activity in the general valuation allowance and the valuation allowance for impaired loans during the periods indicated.
	General Valuation Allowance	Valuation Allowances For Impaired Loans	Total
	(In thousands)
Balance at December 31, 2008:	$280,185	$46,735	$326,920
Provision for loan losses	62,068	12,932	75,000
Yield adjustment on troubled debt restructurings(1)	—	(2,715)	(2,715)
Charge-offs:
Single family	(94,071)	(3,540)	(97,611)
Commercial loan	(380)	—	(380)
Consumer loans	(121)	—	(121)
Total charge-offs	(94,572)	(3,540)	(98,112)
Recoveries	2,500	—	2,500
Net charge-offs	(92,072)	(3,540)	(95,612)
Balance at March 31, 2009:	$250,181	$53,412	$303,593

	General Valuation Allowance	Valuation Allowances For Impaired Loans	Total
	(In thousands)
Balance at December 31, 2007:	$127,503	$555	$128,058
Provision for loan losses	134,510	15,790	150,300
Charge-offs:
Single family	(28,874)	—	(28,874)
Consumer loans	—	—	—
Total charge-offs	(28,874)	—	(28,874)
Recoveries	398	—	398
Net charge-offs	(28,476)	—	(28,476)
Balance at March 31, 2008:	$233,537	$16,345	$249,882

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

6.  Impaired Loans and Troubled Debt Restructurings

The Company considers a loan impaired when management believes that it is probable that the Company will not be able to collect all amounts due under the contractual terms of the loan agreement. Estimated impairment losses are recorded as separate valuation allowances and may be subsequently adjusted based upon changes in the measurement of impairment.

Impaired loans, disclosed net of valuation allowances, include non-accrual major loans (commercial business loans with an outstanding principal amount greater than or equal to $500 thousand, single family loans greater than or equal to $1.0 million, and income property loans with an outstanding principal amount greater than or equal to $1.5 million), non-accrual loans less than the major loan  thresholds and delinquent greater than 150 days, modified loans which are considered troubled restructurings because they do not meet the Company’s current product offerings and underwriting standards, and major loans less than 90 days delinquent in which full payment of principal and interest is not expected to be received.

The following is a summary of impaired loans, net of valuation allowances for impairment, at the datesindicated:

	March 31, 2009	December 31, 2008	March 31, 2008
	(In thousands)
Troubled debt restructurings	$665,288	$572,307	$108,088
Non-accrual loans	203,558	152,227	20,333
Other impaired loans	3,197	1,257	3,264
	$872,043	$725,791	$131,685

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

The following is a summary of information pertaining to impaired loans at the dates indicated:

	March 31, 2009	December 31, 2008	March 31, 2008
	(In thousands)
Impaired loans without valuation allowances	$4,530	$18,050	$10,806
Impaired loans with valuation allowances	920,925	754,476	137,224
Valuation allowances on impaired loans	(53,412)	(46,735)	(16,345)

	Three months ended March 31,
	2009	2008
	(In thousands)
Average investment in impaired loans	$664,873	$53,858
Interest recognized on impaired loans	8,146	1,211
Interest recognized on impaired loans using the cash basis	8,231	—

7.  Real Estate Owned Activity

The following table shows activity in real estate owned ("REO") during the periods indicated:

	Three months ended March 31,
	2009	2008
	(In thousands)
Beginning Balance	$117,664	$21,090
Acquisitions	66,732	40,316
Write-downs	(7,564)	(2,764)
Sales of REO	(78,751)	(13,095)
Ending Balance	$98,081	$45,547

Net gain (loss) on REO is comprised of the following items for the periods indicated:

	Three months ended March 31,
	2009	2008
	(In thousands)
Gain on sale of REO	$11,680	$2,648
Loss on sale of REO	(945)	(68)
Write down on REO	(7,564)	(2,764)
	$3,171	$(184)

The following items are included in REO operations for the periods indicated:

	Three months ended March 31,
	2009	2008
	(In thousands)
Single family expense	$3,968	$1,210
Single family income	(20)	(9)
	$3,948	$1,201

8.  Income Taxes

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

The Company’s federal and state deferred tax assets increased significantly during 2008 due to a significant increase in its general loan valuation allowance. To the extent that the loan loss allowance is not allocable to specific loans, it represents future tax benefits which would be realized when actual charge-offs are made against the allowance. Because the Bank recorded a net loss during 2008 and the first quarter of 2009, future earnings that would cause the future tax benefits to be realized cannot be assured. Therefore, valuation allowances were recorded to reduce the deferred tax assets to the amount management deems more likely than not to be realized through the carry back of tax losses to prior years’ federal tax returns. At March 31, 2009, the Bank had $40.8 million in federal deferred tax assets net of valuation allowances. Since the state of California does not allow net operating loss carry backs, a valuation allowance was established for the entire amount of the state deferred tax assets. No expected future earnings were considered in determining the amount of the deferred tax assets.

9.  Fair Value Measurements

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

Assets

Investment Securities and Mortgage-backed securities

Where quoted prices are available in an active market, securities are classified within level 1 of the valuation hierarchy. Level 1 includes securities that have quoted prices in active markets for identical assets. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flow. Examples of such instruments, which would generally be classified within level 2 of the valuation hierarchy, include certain collateralized mortgage and debt obligations and certain high-yield debt securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within level 3 of the valuation hierarchy. The Company did not have any level 1 or level 3 securities as of March 31, 2009.

Impaired loans

SFAS No. 157 applies to loans measured for impairment using the practical expedients permitted by SFAS No. 114, Accounting by Creditors for Impairment of a Loan, including impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent). When a modified loan is considered impaired, the Company measures impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate. The effective interest rate of the loan is the interest rate of the loan prior to restructuring, including adjustment for deferred loan fees or costs. These loans are valued based on Level 3.

However, if the loan is "collateral-dependent" or a probable foreclosure, impairment is measured based on the fair value of the collateral. Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisals or independent valuation which is then adjusted for the cost related to liquidation of the collateral. When the measure of an impaired loan is less than the recorded investment in the loan, the Company records an impairment allowance equal to the excess of its recorded investment in the loan over its measured value. These loans are valued based on Level 2.

Real estate owned

Certain assets such as REO are measured at fair value less the estimated cost to sell. The Company believes that using fair value as a basis for measuring REO follows the provisions of SFAS No. 157. The fair value of REO at March 31, 2009 was determined either by appraisals or independent valuations that were then adjusted for the cost related to liquidation of the subject property, or by sales agreement.

The following table represents fair value information for financial instruments measured at fair value at March 31, 2009:

		Fair Value Measurements at Reporting Date Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In thousands)
Recurring Items:
Collateralized mortgage obligations	$260,688	$—	$260,688	$—
Mortgage-backed securities	39,379	—	39,379	—
Total	$300,067	$—	$300,067	$—

Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In thousands)
Non-Recurring Items:
Troubled debt restructuring loans	$665,288	$—	$—	$665,288
Non-accrual loans	203,290	—	203,290	—
Other impaired loans	715	—	715	—
Real estate owned	98,081	—	98,081	—
Total	$967,374	$—	$302,086	$665,288

Liabilities

The Bank did not identify any liabilities to be presented at fair value as of March 31, 2009.

10.  Stock Options and Restricted Stock

Stock Options

At March 31, 2009, the Company had options outstanding issued under its 1994 Stock Option and Appreciation Rights Plan ("1994 Plan"), a share-based compensation program. Options granted under the 1994 Plan are vested over a six year period and have a maximum contractual term of 10 years. At March 31, 2009, the number of shares authorized for option awards under the 1994 Plan totaled 1,713,375.

Options under the share-based compensation program are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. The fair value of each grant has been estimated as of the grant date using the Black-Scholes option valuation model. The expected life is estimated based on the actual weighted average life of historical exercise activity of the grantee population. The volatility factors are based on the historical volatilities of the Company’s stock, and these are used to estimate volatilities over the expected life of the options. The risk-free interest rate is the implied yield available on zero coupons (U.S. Treasury Rate) at the grant date with a remaining term equal to the expected life of the options. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive stock incentive awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value calculated by the Company.

The Company recorded stock-based compensation expense related to stock options of $300 thousand for the first quarter of 2009. For the first quarter of 2008, the Company recorded stock-based compensation expense of $427 thousand.

There were no options granted under the 1994 Plan during the first quarter of 2009. The weighted average fair value of options granted under the 1994 Plan during the first quarter of 2008 was $10.91 using the following assumptions: expected volatility of 24%; risk-free interest rate of 3.15%; and an expected average life of 5.9 years.

The following is a summary of stock option transactions during the quarter ended March 31, 2009:

Stock Options:	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)

Outstanding at January 1, 2009	848,807	$42.32
Granted	—	—
Exercised	—	—
Forfeited	(43,610)	52.58
Outstanding at March 31, 2009	805,197	$41.76	5.30	$—
Exercisable at March 31, 2009	446,928	$33.33	6.66	$—

There were no options exercised during first quarter of 2009. During the first quarter of 2008, the total intrinsic value of options exercised was $440 thousand, and cash received from those options was $412 thousand.

As of March 31, 2009, the unearned compensation cost related to non-vested stock options totaled $2.4 million to be recognized over a weighted average period of 3.6 years.

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

The Company recorded stock-based compensation expense of $26 thousand related to restricted stock for the first quarter of 2009. For the first quarter of 2008, the Company recorded stock-based compensation expense of $59 thousand, net of tax.

There were no restricted shares issued to non-employee directors during the first quarter of 2009. The Company issued 1,670 shares of restricted stock to each of the seven non-employee directors during the first quarter of 2008. Upon retirement of a non-employee director, any non-vested shares of stock shall automatically vest.

The following is a summary of transactions in the Company’s non-vested restricted stock as of March 31, 2009.
Non-vested Stock:	Number of Shares	Weighted Average Grant Date Fair Value

Outstanding at January 1, 2009	14,390	$41.92
Granted	—
Vested	(8,545)	$45.93
Forfeited	—
Outstanding at March 31, 2009	5,845	$36.07

The total fair value of the restricted stock awards that vested during the first quarter of 2009 was $14 thousand.

As of March 31, 2009, the total unrecognized compensation cost related to non-vested restricted awards totaled $79 thousand to be recognized over a weighted average period of 9 months.

11.  Supplementary Executive Retirement Plan

The following table sets forth the net periodic benefit cost attributable to the Company’s Supplementary Executive Retirement Plan:

	Pension Benefits
	Three months ended March 31,
	2009	2008
Quarterly Expense	(In thousands)
Service cost	$63	$86
Interest cost	221	257
Amortization of net loss	—	190
Net periodic benefit cost	$284	$533

Weighted Average Assumptions
Discount rate	6.25%	6.25%
Rate of compensation increase	4.00%	4.00%
Expected return on plan assets	N/A	N/A

12.  Recent Accounting Pronouncements

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

In December 2007, the FASB issued two new statements: (a) SFAS No. 141 (R) (revised 2007), Business Combinations, and (b) SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements. These statements are effective for fiscal years beginning after December 15, 2008 and the application of these standards will improve, simplify, and converge internationally the accounting for business combinations and the reporting of non-controlling interests in financial statements. The Company adopted these statements on January 1, 2009, and the adoption of these standards did not have any impact on its financial statements.

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

(b) SFAS No. 160 improved the relevance, comparability and transparency of financial information provided to investors by requiring all entities to: (i) report non-controlling (minority) interests in subsidiaries in the same manner as equity but separate from the parent’s equity, in financial statements, (ii) net income attributable to the parent and to the non-controlling interest must be clearly identified and presented on the face of the statement of income, and (iii) any changes in the parent’s ownership interest while the parent retains the controlling financial interest in its subsidiary be accounted for consistently. The Company has no minority interest in subsidiaries at the present time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following narrative is written with the presumption that the users have read the Company’s 2008 Annual Report on Form 10-K, which contains the latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2008 and for the year then ended. Therefore, only material changes in the consolidated balance sheets and consolidated statements of operations are discussed herein.

The Securities and Exchange Commission (“SEC”) maintains a web site which contains reports, proxy statements, and other information pertaining to registrants that file electronically with the SEC, including the Company. The internet address is: www.sec.gov. In addition, the Company’s periodic and current reports are available free of charge on the Company’s website at www.firstfedca.com as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.

Consolidated Balance Sheets

At March 31, 2009, FirstFed Financial Corp. ("Company"), the holding company for First Federal Bank of California and its subsidiaries ("Bank"), had consolidated stockholders’ equity of $205.6 million compared to $258.7 million at December 31, 2008 and $586.8 million at March 31, 2008. Stockholders’ equity decreased from December 31, 2008 to March 31, 2009 due to a $53.4 million loss recorded during the first quarter of 2009. Total assets decreased to $6.8 billion at March 31, 2009 from $7.4 billion at December 31, 2008 and $7.1 billion at March 31, 2008. The decrease from December 31, 2008 to March 31, 2009 was primarily due to the use of available cash to pay down borrowings, a decrease in loans receivable, the sale of investment securities available-for-sale, and a reduction in current taxes receivable.

The net loss during the first quarter of 2009 was due primarily to a $75.0 million provision for loan losses relating to the Bank’s single family loan portfolio. The Bank’s estimate of losses on single family loans is based on the continued decline in real estate values and the increase in unemployment in California. Based on the Bank’s analysis of the delinquency rates on borrowers whose payments reset late in 2007 and during 2008 higher estimates of loss were applied to loans expected to reset for the remainder of 2009. Over the last 15 months the Bank modified loan terms for borrowers with aggregate current loan balances of approximately $737.0 million that were close to their payment reset date. The Bank expects that many of the loans affected by payment reset that could not be modified will go through the foreclosure process over the next few quarters.

Non-performing assets increased to $573.6 million or 8.39% as a percentage of total assets at March 31, 2009 compared to $521.5 million or 7.00% at December 31, 2008 and $439.9 million or 6.20% at March 31, 2008. The increase in loan defaults and foreclosures was due to: (1) the highest level of unemployment in several years, (2) the inability of borrowers to afford their loan payments after recast, (3) the inability of borrowers to sell their homes in the current real estate market, (4) the inability of borrowers to refinance their loans due to tighter credit and more stringent underwriting standards by mortgage lenders and (5) the decrease in real estate values has made some borrowers’ home values less than their mortgage indebtedness.

Single family non-accrual loans (loans greater than 90 days delinquent or in foreclosure) increased to $471.3 million as of March 31, 2009 from $403.8 million as of December 31, 2008 and $393.6 million as of March 31, 2008. Additionally, single family loans delinquent less than 90 days were $231.8 million as of March 31, 2009 compared to $208.2 million as of December 31, 2008, and $273.3 million as of March 31, 2008.

A contributing factor to the increase in foreclosures is the high volume of adjustable rate loans originated by the Bank over the last few years that gave borrowers the option of making less than a fully amortizing loan payment for initial periods ranging from one to five years. Borrowers who choose to make less than the fully amortizing loan payment experience high levels of negative amortization which causes a large payment increase at the end of the initial period. Defaults may occur because, very often, the minimum required payment significantly increases when the payment adjusts to an amount that will fully amortize the loan. While the Bank did not originate sub prime loans to borrowers with low FICO scores, the Bank did originate adjustable rate loans with lower payment options.

According to the UCLA Forecast for California (the “Forecast”), unemployment in California reached 10.1% in January 2009, which was the highest level since 1976. The Forecast expects that unemployment will continue to increase throughout 2009 and average 11.7% for the year. Although the Forecast expects that the California economy will start growing in 2011, it estimates that unemployment will not drop below 10% until 2012 because the stalled California economy will likely not produce enough jobs to cover lay offs and new entrants to the labor force over the next couple years.

In a press release dated April 27, 2009, the California Association of Realtors reported that the median price of an existing home in the state of California fell 39 % over the same period a year ago. While values are continuing to decline in some areas, the rate of decline has slowed in the last several months.

Because substantially all loans are collateralized by properties located in California, the Company continuously monitors the California real estate market and the sufficiency of the collateral supporting its real estate loan portfolio. The Company considers several factors including the property location, the date of loan origination, the original loan-to-value ratio and the current loan-to-value ratio when evaluating the real estate loan portfolio.

Lending Activities

The following table shows the components of the loan portfolio by type at the dates indicated:

	March 31, 2009	December 31, 2008	March 31, 2008
	(In thousands)
REAL ESTATE LOANS:
First trust deed residential loans
One-to-four units	$4,215,571	$4,378,731	$4,511,357
Five or more units	1,975,655	1,936,286	1,749,468
Residential loans	6,191,226	6,315,017	6,260,825

OTHER REAL ESTATE LOANS:
Commercial and industrial	142,399	148,841	157,654
Second trust deeds	422	4,201	2,083
Other	4,189	1,953	4,233
Real estate loans	6,338,236	6,470,012	6,424,795

NON-REAL ESTATE LOANS:
Deposit accounts	1,642	1,354	1,006
Commercial business loans	70,811	79,378	72,189
Consumer loans	33,933	33,661	33,129
Loans receivable	6,444,622	6,584,405	6,531,119

LESS:
General valuation allowances	250,181	280,185	233,537
Valuation allowances for impaired loans	53,412	46,735	16,345
Deferred loan origination costs, net	3,201	2,799	(1,475)
Net loans receivable	$6,137,828	$6,254,686	$6,282,712

The following table summarizes total loan originations by type for the periods indicated:

	Three months ended March 31,
	2009	2008
	(In thousands)
Single family real estate	$28,564	$120,773
SFR loans purchased	—	6,484
Multi-family and commercial real estate	68,248	152,861
Other	4,668	5,192
Total	$101,480	$285,310

Loan originations decreased by 64% during the first quarter of 2009 compared to the first quarter of 2008 due to the suspension of lending for the Bank’s own portfolio.

From time-to-time the Bank originates loans for other mortgage lenders. These loans are not funded by the Bank, but are brokered to other mortgage lenders for a fee. Loan originations funded by other mortgage lenders totaled $1.0 million during the first quarter of 2009 compared $3.4 million for the same period in 2008, and the fees received on brokered loans totaled $6 thousand during the first quarter of 2009 compared to $34 thousand for the same period in 2008. The Bank intends to continue originating loans for other mortgage lenders during 2009.

The following table summarizes single family loan fundings by borrower documentation type for the periods indicated:

	Three months ended March 31,
	2009	2008
	(In thousands)
Verified Income/Verified Asset	$28,564	$121,888
Stated Income/Verified Asset	—	5,369
Total	$28,564	$127,257

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

The Bank stopped originating NINA and SISA loans in October 2007 and ceased originating SIVA loans in February 2008. All multi-family loans and other real estate loans have always required complete and customary documentation from the borrowers.

The creditworthiness of the borrower is based on the borrower’s Fair Isaac Corporation ("FICO") credit score, prior use of and repayment of credit, job history and stability. The average borrower FICO score and average loan-to-value ("LTV") ratio on single family loan originations were 757 and 64.1%, respectively, for the first quarter of 2009, compared to 733 and 67.8%, respectively, for the comparable 2008 period.

At March 31, 2009, 70.7% of the Bank’s loan portfolio was invested in adjustable rate products. Loans with interest rates that adjust monthly based on the 3-Month Certificate of Deposit Index (“CODI”) comprised 25.0% of the loan portfolio. Loans with interest rates that adjust monthly based on the 12-month average U.S. Treasury Security rate (“12MAT”) comprised 14.9% of the loan portfolio. Loans with interest rates that adjust monthly based on the Federal Home Loan Bank (“FHLB”) Eleventh District Cost of Funds Index (“COFI”) comprised 28.0% of the loan portfolio. Loans with interest rates that adjust monthly based on the London Inter-Bank Offering Rate (“LIBOR”) and other indices comprised 2.8% of the loan portfolio.

The following table summarizes total loan fundings by type of index for the periods indicated:

	Three months ended March 31,
	2009	2008
	(In thousands)
12MAT	$24,032	$1,106
COFI	54,167	31,200
Other	4,667	11,128
Hybrid and Fixed	18,614	241,876
Total	$101,480	$285,310

The following table shows the composition of the Bank’s single family loan portfolio by borrower documentation type at the dates indicated:

Documentation Type:	March 31, 2009	December 31, 2008	March 31, 2008
		(In thousands)

Verified Income/Verified Asset	$1,794,346	$1,808,445	$1,214,599
Stated Income/Verified Asset	1,022,803	1,087,151	1,383,098
Stated Income/Stated Asset	1,041,623	1,100,672	1,420,761
No Income/No Asset	356,799	382,463	492,899
Total	$4,215,571	$4,378,731	$4,511,357

In the past, when the Bank originated loans with low documentation requirements, the Bank attempted to mitigate the inherent risk of making reduced documentation loans by evaluating the other characteristics of the loan, such as the creditworthiness of the borrower and the LTV ratio based on the collateral’s appraised value at the origination date. The underwriting of these loans was based on the borrower’s credit score and credit history, intended occupancy, reasonableness of stated income and the value of the collateral.

The following table shows the composition of the Bank’s single family loan portfolio by borrower documentation type at the dates indicated with weighted average LTV ratio and FICO score at origination:

	March 31, 2009		December 31, 2008		March 31, 2008
	LTV Ratio	FICO Score	LTV Ratio	FICO Score	LTV Ratio	FICO Score
Verified Income/Verified Asset	69.5%	713	70.2%	708	73.0%	712
Stated Income/Verified Asset	73.4	711	73.9	711	74.2	714
Stated Income/Stated Asset	74.7	712	74.9	712	74.8	714
No Income/No Asset	70.0	726	70.7	726	71.2	727
Total Weighted Average	71.7%	714	72.4%	712	73.7%	715

The following table shows the composition of the Bank’s single family loan portfolio at the dates indicated by the FICO score of the borrower at origination:

FICO Score at Origination:	March 31, 2009	December 31, 2008	March 31, 2008
	(In thousands)
<620	$23,604	$24,481	$27,562
620-659	315,207	330,096	407,346
660-719	1,691,622	1,784,932	2,105,873
>720	2,144,559	2,198,022	1,911,972
Not Available	40,579	41,200	58,604
Total	$4,215,571	$4,378,731	$4,511,357

The following table shows the composition of the Bank’s single family loan portfolio at the dates indicated by original LTV ratio:

Original LTV Ratio:	March 31, 2009	December 31, 2008	March 31, 2008
		(In thousands)
<65%	$938,729	$949,119	$775,848
65-70%	533,547	535,765	494,561
70-75%	587,872	606,856	593,323
75-80%	1,942,552	2,047,508	2,276,870
80-85%	42,231	46,797	69,162
85-90%	133,128	153,273	247,644
>90%	37,512	39,413	53,949
Total	$4,215,571	$4,378,731	$4,511,357

The following table shows the composition of the Bank’s single family loan portfolio at March 31, 2009 by estimated current LTV ratio:

Current LTV Ratio Price Adjusted (1):	Loan Balance	% of Portfolio	Average Current LTV Ratio
	(In thousands)
<70%	$885,548	21.0%	51.5%
70 - 80%	533,007	12.6	75.4
80 - 90%	606,707	14.4	84.9
90 -100%	533,512	12.7	95.4
100-110%	506,850	12.0	104.8
110-120%	983,062	23.3	126.0
Partially charged off	156,061	3.7	100.0
Not in MSAs	10,824	0.3	N/A
Total	$4,215,571	100.0%	90.3%

(1)  The current estimated loan to value ratio is based on Office of Federal Housing Enterprise Oversight (“OFHEO”) December 2008 data. The OFHEO housing price index provides a broad measure of the housing price movements by Metropolitan Statistical Area (“MSA”). In evaluating the potential for loan losses within the bank’s portfolio, the Bank considers both the fact that OFHEO data cannot reflect price movements for the most recent three months, and that individual areas within an MSA will perform worse than the average for the larger area. The Bank therefore also looks at sales data that is available by zip code, as well as the Bank’s experience with marketing foreclosed properties in estimating the loan loss allowance that is required.

The Bank generally required that borrowers obtain private mortgage insurance on loans in excess of 80% of the appraised property value. Prior to April 2006, on certain loans originated for the portfolio, the Bank charged premium rates and/or fees in exchange for waiving the insurance requirement. Management believes that the additional rates and fees that the Bank received for these loans compensated for the additional risk associated with this type of loan. In certain of these cases when the Bank waived the insurance requirement, the Bank purchased private mortgage insurance with own funds. At March 31, 2009, 68% of loans with mortgage insurance were insured by the Republic Mortgage Insurance Company (RMIC), and 32% were insured by the Mortgage Guaranty Insurance Corporation (MGIC). Under certain mortgage insurance programs, the Bank continues to act as co-insurer and participate with the insurer in absorbing any future loss.

As of March 31, 2009, December 31, 2008 and March 31, 2008, loans with co-insurance totaled $97.3 million, $110.4 million, and $198.7 million, respectively. Loans with initial loan-to-value ratios greater than 80% with no private mortgage insurance totaled $115.6 million at March 31, 2009, $129.1 million at December 31, 2008, and $172.0 million at March 31, 2008.

The following table shows the composition of the Bank’s single family loan portfolio by geographic distribution at the dates indicated:

	March 31,		December 31,		March 31,
	2009		2008		2008
			(In thousands)
Los Angeles County	$1,212,260	28.7%	$1,233,889	28.2%	$1,132,580	25.1%
Bay Area	737,736	17.5	768,262	17.5	751,595	16.7
Central California Coast	577,019	13.7	598,268	13.7	568,613	12.6
San Diego Area	420,583	10.0	441,631	10.1	536,423	11.9
Orange County	467,888	11.1	479,464	10.9	429,423	9.5
San Bernardino/ Riverside	277,432	6.6	296,624	6.8	357,999	7.9
San Joaquin Valley	176,414	4.2	194,741	4.4	283,412	6.3
Sacramento Valley	181,808	4.3	197,861	4.6	259,249	5.7
Other	164,431	3.9	167,991	3.8	192,063	4.3
Total	$4,215,571	100.0%	$4,378,731	100.0%	$4,511,357	100.0%

The following table shows the composition of the Bank’s single family loan portfolio by year of origination as of March 31, 2009 (in thousands):

2003 and Prior	$292,398	6.9%
2004	544,122	12.9
2005	1,297,536	30.8
2006	825,049	19.6
2007	332,958	7.9
2008	894,944	21.2
2009	28,564	0.7
Total	$4,215,571	100.0%

Substantially all adjustable single family loans in the Bank’s loan portfolio prior to 2008 allow for negative amortization when a scheduled monthly payment is not sufficient to pay the monthly interest accruing on the loan. Negative amortization included in loan balances, which results when interest earned by the Bank is added to borrowers’ loan balances, was $251.4 million at March 31, 2009, $262.9 million at December 31, 2008 and $309.4 million at March 31, 2008. The balance of negative amortization as a percentage of outstanding single family loans that have negative amortization was 9.10% at March 31, 2009 compared to 9.01% at December 31, 2008 and 8.35% at March 31, 2008. The dollar amount of negative amortization decreased by $11.5 million from the level at the end of the year and decreased by $58.0 million from the March 31, 2008 level. Negative amortization has decreased over the period due to loan payoffs and charge-offs, declines in the underlying indices on adjustable rate loans, and payment increases required under the terms of the Bank’s adjustable rate loan notes.

The portfolio of single family loans with a one-year fixed payment period totaled $2.1 billion at March 31, 2009, compared to $2.2 billion at December 31, 2008 and $3.1 billion at March 31, 2008. The portfolio of single family loans with a three-to-five year fixed payment period totaled $628.4 million at March 31, 2009 compared to $706.4 million at December 31, 2008 and $1.0 billion at March 31, 2008.

The amount of negative amortization that may occur in the loan portfolio is uncertain and is influenced by a number of factors outside of the Bank’s control, including changes in the underlying index, the amount, and timing of borrowers’ monthly payments, and unscheduled principal payments. If the applicable index were to increase and remain at relatively high levels, the amount of negative amortization occurring in the loan portfolio would be expected to trend higher, absent other mitigating factors such as increased prepayments or borrowers making monthly payments that meet or exceed the amount of interest then accruing on their mortgage loans. Similarly, if the index were to decline and remain at relatively low levels, the amount of negative amortization occurring in the loan portfolio would be expected to trend lower.

The “recast” of adjustable loans to a higher payment amount appears to have been a factor in the higher delinquency levels experienced by the Bank during 2008 and the first quarter of 2009 because many borrowers were unable to afford the higher payments. The percentage increase in the payment amount and the LTV ratios are important considerations in the future collectability of the loans.

The following tables show the number and dollar amount of performing loans expected to recast by current estimated loan-to-value ratios for the periods indicated (updated for both current loan balance and current estimated market value):

	2009		2010		Thereafter
Current LTV Ratio Price Adjusted (1):	Recast Balance	Number of Loans	Recast Balance	Number of Loans	Recast Balance	Number of Loans
	(Dollars in thousands)
< 70%	$44,331	124	$57,810	168	$60,731	142
70-80%	39,218	90	47,515	112	61,182	110
80-90%	52,515	113	88,160	172	89,055	114
90-100%	46,890	103	120,898	238	96,912	145
100-110%	50,811	110	99,877	202	147,215	242
>110%	67,548	148	219,763	488	230,757	455
Grand total	$301,313	688	$634,023	1,380	$685,852	1,208

(1)  The current estimated loan to value ratio is based on OFHEO December 2008 data. The OFHEO housing price index provides a broad measure of the housing price movements by MSA. In evaluating the potential for loan losses within the bank’s portfolio, the Bank considers both the fact that OFHEO data cannot reflect price movements for the most recent three months, and that individual areas within an MSA will perform worse than the average for the larger area. The Bank therefore also looks at sales data that is available by zip code, as well as the Bank’s experience with marketing foreclosed properties in estimating the loan loss allowance that is required.

The following tables show the number and dollar amount of loans expected to recast by projected payment increase for the periods indicated:

	2009		2010		Thereafter
Projected Payment Increase	Recast Balance	Number of Loans	Recast Balance	Number of Loans	Recast Balance	Number of Loans
			(Dollars in thousands)
< 50%	$93,525	242	$241,382	566	$344,096	695
50-100%	171,198	375	322,795	679	299,751	466
100-125%	35,006	67	59,605	118	36,082	35
125-150%	1,584	4	4,797	8	2,702	6
>150%	—	—	5,444	9	3,221	6
Grand total	$301,313	688	$634,023	1,380	$685,852	1,208

Loan Loss Allowances

Listed below is a summary of activity in the general valuation allowance and valuation allowance for impaired loans during the periods indicated.
	General Valuation Allowance	Valuation Allowances For Impaired Loans	Total
	(In thousands)
Balance at December 31, 2008:	$280,185	$46,735	$326,920
Provision for loan losses	62,068	12,932	75,000
Yield adjustment on troubled debt restructurings(1)	—	(2,715)	(2,715)
Charge-offs:
Single family	(94,071)	(3,540)	(97,611)
Commercial loan	(380)	—	(380)
Consumer loans	(121)	—	(121)
Total charge-offs	(94,572)	(3,540)	(98,112)
Recoveries	2,500	—	2,500
Net charge-offs	(92,072)	(3,540)	(95,612)
Balance at March 31, 2009:	$250,181	$53,412	$303,593

	General Valuation Allowance	Valuation Allowances For Impaired Loans	Total
	(In thousands)
Balance at December 31, 2007:	$127,503	$555	$128,058
Provision for loan losses	134,510	15,790	150,300
Charge-offs:
Single family	(28,874)	—	(28,874)
Total charge-offs	(28,874)	—	(28,874)
Recoveries	398	—	398
Net charge-offs	(28,476)	—	(28,476)
Balance at March 31, 2008:	$233,537	$16,345	$249,882

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

The Bank recorded total net loan charge-offs of $95.6 million for the first quarter of 2009. This compares to net loan charge-offs of $154.7 million for the fourth quarter of 2008 and $28.5 million for the first quarter of 2008. The allowance for loan losses totaled $303.6 million or 4.71% of gross loans outstanding at March 31, 2009. This compares with $326.9 million or 4.97% at December 31, 2008 and $249.9 million or 3.83% at March 31, 2008.

The net loan charge-offs of single family loans recorded during the first quarter of 2009 were $95.1 million. This compares with $152.1 million during the fourth quarter of 2008, and $28.5 million during the first quarter of 2008. The general valuation allowance associated with single family loans totaled $342.8 million or 8.13% of single family loans outstanding at March 31, 2009. This compares with $358.8 million or 8.19% at December 31, 2008 and $238.4 million or 5.28% at March 31, 2008.

Management is unable to predict future levels of loan loss provisions. Among other things, loan loss provisions are based on the level of loan charge-offs, foreclosure activity, other risks inherent in the loan portfolio and the California economy.

Investment Securities

The mortgage-backed securities portfolio, classified as available-for-sale, was recorded at fair value as of March 31, 2009. An unrealized loss of $86 thousand, net of taxes, was reflected in stockholders’ equity as of March 31, 2009. This compares to net unrealized gains of $88 thousand and $98 thousand at December 31, 2008 and March 31, 2008.

The investment securities portfolio, classified as available-for-sale, was recorded at fair value as of March 31, 2009. An unrealized gain of $2.8 million, net of taxes, was reflected in stockholders' equity as of March 31, 2009. This compares to a net unrealized gain of $2.7 million at December 31, 2008 and a net unrealized gain of $3.1 million at March 31, 2008.

Investment securities totaling $52.6 million were sold during the first quarter of 2009 for a gain of $1.4 million. No investment securities were sold during the first quarter of 2008.

Asset/Liability Management

Market risk is the risk of loss from adverse changes in market prices and interest rates. The Bank’s market risk arises primarily from the interest rate risk inherent in its lending and liability funding activities.

The Bank’s interest rate spread typically decreases during periods of increasing interest rates. There is a three-month time lag before changes in COFI, and a two-month time lag before changes in 12MAT, CODI and LIBOR, can be implemented with respect to its adjustable rate loans. Therefore, during periods immediately following interest rate increases, its cost of funds tends to increase faster than the yield earned on its adjustable rate loan portfolio. The reverse is true during periods immediately following interest rate decreases. The composition of the Bank’s financial instruments that are subject to market risk has not changed materially since December 31, 2008.

The one year GAP, the difference between rate-sensitive assets and liabilities repricing within one year or less, was a negative $661.9 million or 9.68% of total assets at March 31, 2009. In comparison, the one year GAP was a negative $398.0 million or 5.34% of total assets at December 31, 2008 and a negative $201.7 million or 2.85% of total assets at March 31, 2008. The change during the first quarter of 2009 was primarily due to the fact that, due to the high level of non-performing loans in the Bank’s loan portfolio, interest-bearing liabilities were now greater than interest-earning assets. Interest-earning assets decreased by $650.5 million during the first quarter of 2009 while interest-bearing liabilities decreased by $569.8 million. Also, due to the Bank’s loan modification program, existing adjustable rate mortgage have been converted into hybrid fixed/adjustable loans with interest rates fixed for the first five years.

Capital

Quantitative measures established by regulations to ensure capital adequacy require the Company to maintain minimum amounts and percentages of total capital to assets. The Company met the standards necessary to be deemed “well–capitalized” under the applicable regulatory requirements at March 31, 2009. As such, at the end of the first quarter of 2009, the Company and the Bank were in compliance with the minimum capital ratios required by the Orders issued by the OTS on January 26, 2009.

The following table summarizes the Bank’s actual capital and required capital at March 31, 2009:

	Tangible Capital	Core Capital	Tier 1 Risk- based Capital	Risk-based Capital
	(Dollars in thousands)
Actual Capital:
Amount	$347,897	$347,897	$347,897	$399,211
Ratio	5.10%	5.10%	9.03%	10.36%
FDICIA minimum required capital:
Amount	$102,402	$273,073	$—	$308,228
Ratio	1.50%	4.00%	—	8.00%
FDICIA “well-capitalized” required capital:
Amount	$—	$341,341	$231,171	$385,285
Ratio	—	5.00%	6.00%	10.00%

The Company had $150.0 million in unsecured fixed/floating rate senior debentures as of March 31, 2009. The Company Order issued by the OTS prohibits the Company from making payments (including, without limitation, principal, interest, or fees of any kind) on any existing debt without the consent of the OTS. The Company did not receive consent from the OTS to make the aggregate $2.3 million in interest payments due on March 16, 2009.

Under the indentures governing the debentures, a default in the payment of any interest when it becomes due and payable that is not cured within 30 days is an “event of default.” If an event of default occurs and is continuing with respect to the debentures, the trustee or the holders of not less than 25% in aggregate principal amount of the debentures then outstanding may declare the entire principal of the debentures and the interest accrued thereon immediately due and payable. In addition, the Company may be required to pay additional interest on the debentures and the costs and expenses of collection, including reasonable compensation to the trustee, its agents, attorneys, and counsel. The Company has not been notified of any such additional interest costs or expenses as of May 11, 2009. The next interest payment date is June 15, 2009.

Consolidated Statements of Operations

The Company reported a consolidated net loss of $53.4 million or $3.90 per diluted share of common stock during the first quarter of 2009, compared to consolidated net loss of $69.8 million or $5.11 per diluted share of common stock during the first quarter of 2008.

The first quarter loss resulted primarily from a $75.0 million provision for loan losses due to increased delinquencies and charge-offs on single family loans and continued declines in the value of single family loan collateral throughout California. The Company recorded a $150.3 million provision during the first quarter of 2008 for the similar reasons.

Net Interest Income

Net interest income decreased by $9.3 million or 19% during the first quarter of 2009 from the level during the first quarter of 2008. The interest rate spread decreased by 37 basis points to 2.33% during the first quarter of 2009 from 2.70% during the first quarter of 2008 due to interest lost on non-performing loans which lowered the loan yield by 84 basis points during the first quarter of 2009. Also, early payoff fees and late charges on loans, which are calculated as part of the loan yield, decreased to $410 thousand for the first quarter of 2009 from $1.5 million during the first quarter of 2008. An increasing number of the loans have passed the period for which there is a prepayment penalty.

The following table sets forth: (i) the average daily dollar amounts of and average yields earned on loans and investment securities, (ii) the average daily dollar amounts of and average rates paid on savings deposits and borrowings, (iii) the average daily dollar differences, (iv) the interest rate spreads, and (v) the effective net spreads for the periods indicated:

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Average loans (1)	$6,240,611	$6,294,589
Average investment securities	740,497	480,254
Average interest-earning assets	6,981,108	6,774,843
Average savings deposits	4,895,413	4,166,449
Average borrowings	2,154,837	2,270,862
Average interest-bearing liabilities	7,050,250	6,437,311
Excess of interest-earning assets over interest-bearing liabilities	$(69,142)	$337,532

Yields earned on average interest-earning assets	5.18%	6.82%
Rates paid on average interest-bearing liabilities	2.85	4.12
Interest rate spread	2.33	2.70
Effective net spread (2)	2.30	2.91

Interest on loans	$86,070	$109,473
Interest and dividends on investments	4,293	6,115
Total interest income	90,363	115,588
Interest on deposits	34,969	40,336
Interest on borrowings	15,323	25,911
Total interest expense	50,292	66,247
Net interest income	$40,071	$49,341

(1)  Non-accrual loans are included in the average dollar amount of loans outstanding; however, there was no income included for the period in which loans were on non-accrual status.

(2)  The effective net spread is a fraction, the numerator of which is net interest income and the denominator of which is the average amount of interest-earning assets.

Non-Interest Income and Expense

Non-interest income increased to $8.1 million during the first quarter of 2009 from $3.0 million during the first quarter of 2008. The increase was primarily due to net gain on sale of real estate owned (“REO”) and a gain on sale of investment securities. Net gain on sale of real estate owned totaled $3.2 million compared to a net loss of $184 thousand during the first quarter of 2008. Gain on sale of investment securities totaled $1.4 million. There was no sale of investment securities during the first quarter of 2008.

The net gain on the sale of REO of $3.2 million for the first quarter of 2009 included write-downs of single family REO offset by any gains on the ultimate sale of the property. Write-downs on REO totaled $7.6 million for the first quarter of 2009 and $2.8 million for the first quarter of 2008. Gains on the sale of real estate owned totaled $10.8 million during the first quarter of 2009 compared to a loss of $2.6 million during the first quarter of 2008.

Non-interest expense increased to $26.6 million for the first quarter of 2009 from $22.1 million for the first quarter of 2008. The increase was primarily due to premiums for federal deposit insurance, which increased to $5.0 million during the first quarter of 2008 from $544 thousand during the first quarter of 2008. Also, due to the large increase in foreclosed assets managed by the Bank, foreclosed asset expense increased to $3.9 million during the first quarter of 2009 from $1.2 million during the first quarter of 2008. These increases during the first quarter of 2009 were offset by a decrease in bonus and incentive costs compared to the first quarter of 2008. Overall, the ratio of non-interest expense to average total assets increased to 1.49% during the quarter ended March 31, 2009 from 1.24% during the quarter ended March 31, 2008.

Non-accrual, Past Due, Modified and Restructured Loans

The Bank establishes allowances for delinquent interest equal to the amount of accrued interest on all loans 90 days or more past due or in foreclosure. This practice effectively places such loans on non-accrual status for financial reporting purpose. Loans requiring delinquent interest allowances (non-accrual loans) totaled $475.5 million at March 31, 2009, compared to $403.8 million at December 31, 2008 and $393.6 million at March 31, 2008. Delinquent interest allowances for loans in foreclosure and delinquent greater than 90 days increased to $25.4 million at March 31, 2009 compared to $2.2 million at December 31, 2008 and $3.6 million at March 31, 2008.

The Bank has also experienced an increase in single family loans delinquent less than 90 days. These loans totaled $231.8 million as of March 31, 2009 compared to $208.2 million as of December 31, 2008.  Single family loans delinquent less than 90 days decreased from $273.3 million as of March 31, 2008.

Many loans have become delinquent because many borrowers chose to make less than a fully amortizing payment on “payment option” adjustable rate mortgages. This caused the loans to experience negative amortization which in turn caused a payment adjustment at the end of the initial term. Also, if the negative amortization became so large that it caused the loan to reach its lifetime negative amortization cap, the loan was required to be re-amortized over its remaining loan term before the loan was out of its initial term. As a result, many borrowers found their adjusted loan payments difficult to afford because their adjusted payments may have been significantly higher than their initial loan payment. Further, due to the weak single family real estate market and the tighter credit standards required by mortgage lenders, many borrowers found that they could not sell or refinance their home to remedy their situation.

The Bank created a loss mitigation unit at the end of 2007 to proactively solicit borrowers who might have difficulty affording their increased loan payments. At March 31, 2009, 1,511 loans with principal balances totaling $718.5 million had been modified. These loans are considered troubled debt restructurings (“TDR’s) and are included in impaired loans. Valuation allowances on these loans totaled $53.2 million. Another $18.5 million in loans were modified as of March 31, 2009 but were not considered TDR’s, and therefore had no valuation allowances. Modified loans are not considered TDR’s when the loan terms are consistent with the Bank’s current product offerings and the borrowers meet the Bank’s current underwriting standards with regard to FICO score, debt-to-income ratio and loan-to-value ratio.

The Bank considers a loan impaired when management believes that it is probable that the Bank will not be able to collect all amounts due under the contractual terms of the loan agreement. Estimated impairment losses are recorded as separate valuation allowances and may be subsequently adjusted based upon changes in the measurement of impairment.

Impaired loans, disclosed net of valuation allowances, include non-accrual major loans (commercial business loans with an outstanding principal amount greater than or equal to $500 thousand, single family loans greater than or equal to $1.0 million, and income property loans with an outstanding principal amount greater than or equal to $1.5 million), non-accrual loans less than the major loan  thresholds and delinquent greater than 150 days, modified loans which are considered troubled restructurings because they do not meet the Bank’s current product offerings and underwriting standards, and major loans less than 90 days delinquent in which full payment of principal and interest is not expected to be received.

The following is a summary of impaired loans, net of valuation allowances for impairment, at the dates indicated:

	March 31, 2009	December 31, 2008	March 31, 2008
	(In thousands)
Troubled debt restructurings	$665,288	$572,307	$108,088
Non-accrual loans	203,558	152,227	20,333
Other impaired loans	3,197	1,257	3,264
	$872,043	$725,791	$131,685

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

The following is a summary of information pertaining to impaired loans at the dates indicated:

	March 31, 2009	December 31, 2008	March 31, 2008
(In thousands)
Impaired loans without valuation allowances	$4,530	$18,050	$10,806
Impaired loans with valuation allowances	920,925	754,476	137,224
Valuation allowances on impaired loans	(53,412)	(46,735)	(16,345)

	Three months ended March 31,
	2009	2008
	(In thousands)
Average investment in impaired loans	$664,873	$53,858
Interest recognized on impaired loans	8,146	1,211
Interest recognized on impaired loans using the cash basis	8,231	—

Asset Quality

The following table sets forth certain asset quality ratios at the dates indicated:

	March 31, 2009	December 31, 2008	March 31, 2008
Non-performing loans to gross loans receivable (1)	7.38%	6.13%	6.04%
Non-performing assets to total assets (2)	8.39%	7.00%	6.21%
Loan loss allowances to non-performing loans (3)	64%	81%	63%
Loan loss allowances to gross loans receivable	4.71%	4.97%	3.83%

(1)	Loans receivable are before deducting unrealized loan fees (costs), general valuation allowance and valuation allowances for impaired loans.
(2)	Non-performing assets are net of valuation allowances related to those assets.
(3)	Loan loss allowances include the general valuation allowance and valuation allowances for impaired loans.

Non-performing Assets

The Bank defines non-performing assets as loans delinquent over 90 days (non-accrual loans), loans in foreclosure and real estate acquired by foreclosure (REO). The following is an analysis of non-performing assets at the dates indicated:

	March 31, 2009	December 31, 2008	March 31, 2008
	(In thousands)
Non-accrual loans :
Single family	$473,225	$403,777	$393,586
Multi-family and commercial	2,246	41	—
Other	13	—	732
Total non-accrual loans	475,484	403,818	394,318
Real estate owned	98,081	117,664	45,547
Total non-performing assets	$573,565	$521,482	$439,865

The Bank has experienced an increase in non-performing assets primarily due to defaults on single family loans. Single family real estate owned and non-accrual loans have continued to increase during the first quarter due to the downturn in the California real estate and employment markets and higher payment requirements on adjustable rate loans that reached their maximum allowed negative amortization or were otherwise subject to recast. Because real estate prices in California have decreased substantially over the past few quarters, delinquent borrowers are no longer able to sell their homes for sufficient amounts to repay their mortgages. Also, some borrowers have taken out second trust deeds with other lenders since their loan was originated, making it likely that total encumbrances on a property are greater than its value. Refinancing may not be an option because mortgage lenders have tightened the underwriting and documentation requirements for new loans.

Included in single family non-accrual loans as of March 31, 2009 and December 31, 2008 were $26.6 million and $14.8 million in loans which were current, but for which the Bank capitalized interest in to the loan balance as part of the modification process. There were no such loans as of March 31, 2008. It is the Bank’s policy that these loans remain in non-accrual loans until the loans have performed by making all contractual payments required by their loan for six months.

Single family loan delinquencies are likely to continue during 2009. The Bank forecasts that another 688 loans with principal balances totaling $301.3 million could reach their maximum allowable negative amortization and recast during the remainder of 2009 and that another 1,380 loans with principal balances totaling $634.0 million could recast for the same reason during 2010.

The following table shows activity in real estate owned during the periods indicated:

	Three months ended March 31,
	2009	2008
	(In thousands)
Beginning Balance	$117,664	$21,090
Acquisitions	66,732	40,316
Write-downs	(7,564)	(2,764)
Sales of REO	(78,751)	(13,095)
Ending Balance	$98,081	$45,547

Sources of Funds

External sources of funds include savings deposits from several sources, advances from the FHLB of San Francisco, and securitized borrowings.

Savings deposits are accepted from retail banking offices, national deposit brokers, telemarketing sources and the internet.

As the cost of each source of funds fluctuates from time to time, based on market rates of interest offered by us and other depository institutions, the Bank selects funds from the lowest cost source until the relative costs change. The Bank does not deem use of any specific source of funds to have a material impact on its operations because the cost of funds and operating margins associated with all of the sources are comparable.

Retail and commercial deposits at branch offices increased by $207.2 million during the first quarter of 2009 to $3.3 billion at the end of the quarter. Retail and commercial deposits comprised 69% of total deposits at March 31, 2009 compared to 80% at March 31, 2008 due to an increase in brokered deposits over the last year. The Bank established six new retail branch offices during 2008 and now has a total of 39 branches.

Brokered deposits decreased by $287.0 million during the first quarter of 2009 to $1.4 billion at the end of the quarter. Brokered deposits comprised 28% of total deposits at March 31, 2009 compared to 15% at March 31, 2008. Since December 30, 2008, the Bank has needed the prior approval of the OTS in order to roll over existing brokered deposits or accept new brokered deposits. If the Bank’s capital position were to decline below the “well capitalized” category or if the Bank were to receive a capital directive from its regulators, its ability to utilize brokered deposits could be further curtailed.

Telemarketing deposits increased by $11.1 million during the first quarter of 2009 to $94.1 million at the end of the quarter. These are normally large deposits from pension plans, managed trusts and other financial institutions. The level of these deposits fluctuates based on the attractiveness of the Bank’s rates compared to returns available to investors on alternative investments. Telemarketing deposits comprised less than 2% of total deposits at March 31, 2009 compared to 4% at March 31, 2008.

The Bank started accepting internet deposits about three years ago by posting rates on internet rate boards. Internet deposits decreased by $10.0 million during the first quarter of 2009 to $29.2 million at the end of the quarter, and comprised less than 1% of total deposits at March 31, 2009 compared to 1% at March 31, 2008.

Total borrowings decreased by $490.0 million during the first quarter of 2009. FHLB advances decreased by $465.0 million and borrowing from FRB decreased by $25.0 million during the first quarter of 2009.

Internal sources of funds include amortized principal payments that can vary based upon the borrower’s option to select their loan payment amounts, as well as prepayments. The level of prepayment activity fluctuates based upon the availability of loans with lower interest rates and lower monthly payments. Loan prepayments and principal reductions totaled $79.4 million during the first quarter of 2009, compared to $385.8 million during the first quarter of 2008.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Asset/Liability Management” on page 26 hereof for quantitative and qualitative disclosures about market risk.

Item 4. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its disclosure controls and procedures, as defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2009. Based on their evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2009.

Based on its assessment, management has concluded that the Company maintained effective internal control over financial reporting as of March 31, 2009, based on criteria in Internal Control – Integrated Framework issued by COSO.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 3. Defaults Upon Senior Securities

FFC has $150.0 million in outstanding unsecured fixed/floating rate senior debentures as of March 31, 2009. The Company Order issued by the OTS prohibits FFC from making payments (including, without limitation, principal, interest or fees of any kind) on any existing debt without the consent of the OTS. FFC did not receive consent from the OTS to make the aggregate $2.3 million in interest payments due on March 16, 2009.

Under the indentures governing the debentures, a default in the payment of any interest when it becomes due and payable that is not cured within 30 days is an “event of default.” If an event of default occurs and is continuing with respect to the debentures, the trustee or the holders of not less than 25% in aggregate principal amount of the debentures then outstanding may declare the entire principal of the debentures and the interest accrued thereon immediately due and payable. In addition, the Company may be required to pay additional interest on the debentures and the costs and expenses of collection, including reasonable compensation to the trustee, its agents, attorneys, and counsel. FFC has not been notified of any such additional interest, costs or expenses as of May 11, 2009. The next interest payment date is June 15, 2009.

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

FIRSTFED FINANCIAL CORP.
Registrant

Date: May 11, 2009	By: /s/	Douglas J. Goddard
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

Dated this 11th day of May, 2009

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

Dated this 11th day of May, 2009

	By: /s/	Douglas J. Goddard
Douglas J. Goddard
Chief Financial Officer

EXHIBIT 32.1

CEO CERTIFICATION

The undersigned, as Chief Executive Officer hereby certifies, to the best of her knowledge and belief, that:

(1)
the Quarterly Report on Form 10-Q of FirstFed Financial Corp. (the "Company") for the quarter ended March 31, 2009 (the "Report ") accompanying this certification fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (15 U.S.C. 78m or 78o(d)); and

(2)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company for such period.

FIRSTFED FINANCIAL CORP.
Registrant

Date: May 11, 2009
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

EXHIBIT 32.2

CFO CERTIFICATION

The undersigned, as Chief Financial Officer hereby certifies, to the best of his knowledge and belief, that:

(1)
the Quarterly Report on Form 10-Q of FirstFed Financial Corp. (the "Company") for the quarter ended March 31, 2009 (the "Report ") accompanying this certification fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (15 U.S.C. 78m or 78o(d)); and

(2)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company for such period.

FIRSTFED FINANCIAL CORP.
Registrant

Date: May 11, 2009
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