Form 10-Q
period 2009-06-30
FIRSTFED FINANCIAL CORP
filed 2009-08-17
CIK 810536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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
Yes    *                          No    ☑

As of August 14, 2009, 13,684,553 shares of the Registrant's $.01 par value common stock were outstanding.

Disclosure Regarding Forward-looking Statements

This Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical facts, included in this Quarterly Report that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, including, but not limited to, such matters as future product development, business development, competition, future revenues, business strategies, expansion and growth of the Company’s operations and assets and other such matters are forward-looking statements. These kinds of statements are signified by words such as “believes,” “anticipates,” “expects,” “intends,” “may”, “could,” and other similar expressions. However, these words are not the exclusive means of identifying such statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, including the risk factors discussed below, general economic and business conditions, the business opportunities (or lack thereof) that may be presented to and pursued by the Company, changes in law or regulations and other factors, many of which are beyond the Company’s control. Investors are cautioned that any such statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in the forward-looking statements. Specific factors that could cause results to differ materially from historical results or those anticipated are: (1) the ability and willingness of borrowers to pay their mortgage loans, which is affected by external factors such as interest rates, the California real estate markets and the strength of the California economy; (2) fluctuations between consumer interest rates and the cost of funds; (3) federal and state regulation of lending, deposit and other operations; (4) competition for financial products and services within the Bank’s market areas; (5) operational and infrastructural risks; (6) capital market activities; (7) critical accounting estimates; and (8) other risks detailed in reports filed by the Company with the Securities and Exchange Commission. The Company does not undertake to update any forward-looking statements, except to the extent that it is obligated to do so under applicable law. Readers are advised to carefully review the detailed discussion of risk factors contained in “Item 1A – Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 as well as additional disclosures contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 of that Form 10-K and Item 2 of this Form 10-Q.

FirstFed Financial Corp.
Index
Report on Form 10-Q
For the Quarterly Period Ended June 30, 2009

			Page
Part I.	Financial Information

	Item 1.	Financial Statements

		Consolidated Balance Sheets as of June 30, 2009, December 31, 2008 and June 30, 2008	1

		Consolidated Statements of Operations for the six months ended June 30, 2009 and 2008	2

		Consolidated Statements of Cash Flows for the six months ended June 30, 2009 and 2008	3

		Notes to Consolidated Financial Statements	4

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36

	Item 4.	Controls and Procedures	36

Part II.	Other Information (omitted items are inapplicable)

	Item 3.	Defaults Upon Senior Securities	37

	Item 4.	Submission of Matters to a Vote of Security Holders	37

	Item 6.	Exhibits	38

Signatures			39

PART I - FINANCIAL STATEMENTS

Item 1. Financial Statements

FirstFed Financial Corp. and Subsidiary
Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	June 30, 2009	December 31, 2008	June 30, 2008
ASSETS
Cash and cash equivalents	$202,548	$391,469	$49,869
Investment securities, available-for-sale (at fair value)	—	323,048	340,586
Mortgage-backed securities, available-for-sale (at fair value)	—	40,504	43,233
Loans receivable, held for sale (fair value of $55,269, $0 and $0)	55,269	—	—
Loans receivable, net of allowances for loan losses of $271,865, $326,920 and $259,695	5,802,100	6,254,686	6,299,039
Accrued interest and dividends receivable	20,305	30,061	35,409
Real estate owned (REO), net	98,032	117,664	96,665
Office properties and equipment, net	22,777	24,102	20,197
Investment in Federal Home Loan Bank (FHLB) stock, at cost	115,150	115,150	121,307
Other assets	51,007	153,902	171,831
	$6,367,188	$7,450,586	$7,178,136

LIABILITIES
Deposits	$4,641,746	$4,907,356	$3,850,828
FHLB advances	1,350,000	2,085,000	2,199,000
Securities sold under agreements to repurchase	—	—	370,000
Senior debentures	150,000	150,000	150,000
Accrued expenses and other liabilities	68,225	49,488	57,411
	6,209,971	7,191,844	6,627,239

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, par value $.01 per share; authorized 100,000,000 shares; issued 24,002,093 shares; outstanding 13,684,553 shares	240	240	240
Additional paid-in capital	58,533	57,880	56,504
Retained earnings	364,331	463,759	760,118
Treasury stock, at cost, 10,317,540 shares	(266,040)	(266,040)	(266,040)
Accumulated other comprehensive income, net of taxes	153	2,903	75
	157,217	258,742	550,897
	$6,367,188	$7,450,586	$7,178,136

The accompanying notes are an integral part of these consolidated financial statements.

FirstFed Financial Corp. and Subsidiary
Consolidated Statements of Operations
(Dollars in thousands, except per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Interest and dividend income:
Interest on loans	$72,659	$95,193	$158,729	$204,666
Interest on mortgage-backed securities	277	523	691	1,116
Interest and dividends on investments	2,230	5,876	6,109	11,398
Total interest income	75,166	101,592	165,529	217,180
Interest expense:
Interest on deposits	32,218	33,122	67,187	73,458
Interest on borrowings	12,978	23,766	28,301	49,677
Total interest expense	45,196	56,888	95,488	123,135

Net interest income	29,970	44,704	70,041	94,045
Provision for loan losses	63,000	90,200	138,000	240,500
Net interest loss after provision for loan losses	(33,030)	(45,496)	(67,959)	(146,455)

Other income:
Loan servicing and other fees	500	2,785	741	3,258
Banking service fees	1,756	1,752	3,776	3,458
Gain on sale of loans	22	7	22	20
Gain on sale of investment securities	3,373	—	4,770	—
Net gain on REO	6,750	3,371	9,921	3,187
Other operating income	1,905	1,706	3,178	2,724
Total other income	14,306	9,621	22,408	12,647

Non-interest expense:
Salaries and employee benefits	8,978	13,143	19,612	24,351
Occupancy	3,858	2,849	7,578	7,903
Advertising	72	300	154	335
Amortization of core deposit intangible	—	126	—	253
Federal deposit insurance	7,378	1,352	12,404	1,896
Data processing	650	571	1,301	1,108
OTS assessment	633	454	1,265	908
Legal	484	494	507	1,183
Real estate owned operations	3,611	3,153	7,559	4,389
Other operating expense	1,650	2,632	3,497	4,866
Total non-interest expense	27,314	25,074	53,877	47,192

Loss before income taxes	(46,038)	(60,949)	(99,428)	(181,000)
Income tax (benefit)	—	(25,437)	—	(75,707)
Net loss	$(46,038)	$(35,512)	$(99,428)	$(105,293)

Net loss	$(46,038)	$(35,512)	$(99,428)	$(105,293)
Other comprehensive (loss) income, net of taxes	(2,702)	(1,052)	(2,750)	80
Comprehensive loss	$(48,740)	$(36,564)	$(102,178)	$(105,213)

Loss per share:
Basic	$(3.37)	$(2.60)	$(7.27)	$(7.71)
Diluted	$(3.37)	$(2.60)	$(7.27)	$(7.71)

Weighted average shares outstanding:
Basic	13,678,708	13,668,097	13,677,560	13,661,856
Diluted	13,678,708	13,668,097	13,677,560	13,661,856

The accompanying notes are an integral part of these consolidated financial statements.

FirstFed Financial Corp. and Subsidiary
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six months ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(99,428)	$(105,293)
Adjustments to reconcile net loss to
Net cash provided by operating activities:
Stock option compensation	653	1,082
Excess tax benefits related to stock option awards	—	(29)
Depreciation and amortization	1,589	1,239
Provision for loan losses	138,000	240,500
Yield adjustments on troubled debt restructured	(3,348)	—
Amortization of fees and premiums/discounts	1,395	7,830
Decrease (increase) in interest income accrued in excess
of borrower payments	29,331	(586)
Gain on sale of investment securities	(4,770)	—
Net gain on REO	(9,921)	(3,187)
Gain on sale of loans	(22)	(20)
FHLB stock dividends	—	(2,755)
Valuation allowance for deferred tax assets	1,237	—
Change in deferred taxes	(1,237)	(54,496)
Change in current taxes	104,445	(20,315)
Decrease in interest and dividends receivable	9,756	10,083
Increase (decrease) in interest payable	3,232	(4,451)
Amortization of core deposit intangible asset	—	253
Decrease in other assets	444	1,486
Increase in accrued expenses and other liabilities	15,505	4,071
Total adjustments	286,289	180,705
Net cash provided by operating activities	186,861	75,412

CASH FLOWS FROM INVESTING ACTIVITIES:
Loans made to customers and principal collections
on loans, net	93,506	(154,344)
Loans purchased	(402)	(5,935)
Proceeds from sale of real estate	168,465	59,100
Proceeds from maturities and principal payments
of investment securities, available for sale	23,215	26,715
Principal reductions on mortgage-backed securities,
available for sale	2,793	3,198
Purchase of investment securities, available for sale	—	(50,129)
Proceeds from sale of investment securities, available for sale	337,515	—
Purchases of FHLB stock, net	—	(14,165)
Purchases of premises and equipment	(264)	(3,651)
Net cash provided by (used in) investing activities	624,828	(139,211)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in retail and commercial deposits	379,474	17,649
Net decrease in brokered deposits	(645,084)	(323,513)
Net (decrease) increase in short term borrowings	(505,000)	70,000
Net (decrease) increase in long term borrowings	(230,000)	295,000
Proceeds from stock options exercised	—	529
Excess tax benefits related to stock option awards	—	29
Net cash (used in) provided by financing activities	(1,000,610)	59,694
Net decrease in cash and cash equivalents	(188,921)	(4,105)
Cash and cash equivalents at beginning of period	391,469	53,974
Cash and cash equivalents at end of period	$$202,548	$49,869

The accompanying notes are an integral part of these consolidated financial statements.

FirstFed Financial Corp. and Subsidiary
Notes to Consolidated Financial Statements
(Unaudited)

1.  Basis of Presentation

The unaudited consolidated financial statements included herein have been prepared by FirstFed Financial Corp. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States. In the opinion of the Company, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the periods covered have been made. Certain information and note disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading.

These condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The results for the periods covered hereby are not necessarily indicative of the Company’s operating results for a full year.

2.  Regulatory Matters and Uncertainties

To understand the impact of these regulatory matters and uncertainties on the Company, you should carefully review the detailed discussion of risk factors applicable to the Company contained in “Item 1A – Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 as well as additional disclosures contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 of that Form 10-K and Item 2 of this Form 10-Q.

Issuance of Cease and Desist Orders by the OTS

On January 26, 2009, the Company and its wholly-owned subsidiary, First Federal Bank of California (the “Bank”) each consented to the issuance of an Order to Cease and Desist (the “Company Order” and the “Bank Order,” respectively, and together, the “Orders”) by the Office of Thrift Supervision (the “OTS”).

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

On May 28, 2009, the Company and the Bank each consented to the issuance of an Amended Order to Cease and Desist (the "Company Amendment" and the "Bank Amendment," respectively, and together, the "Amendments") by the OTS). The Amendments amend and supplement the Orders to Cease and Desist that were issued by the OTS on January 26, 2009.

The Amendments required that the Company and the Bank submit to the OTS within thirty days a detailed capital plan to address how the Bank will meet and maintain a minimum Tier 1 Core Capital ratio of 7% and a minimum Total Risk-Based Capital ratio of 14% by September 30, 2009. The capital plan must address how the Bank will meet and maintain the foregoing capital ratios and provide for the augmentation of capital to, among other things, support the Bank's business strategy and operations. If the Bank fails to meet or maintain the foregoing capital ratios or otherwise fails to comply with the updated capital plan, the Bank must then submit to the OTS a contingency plan to accomplish either a merger with or acquisition by another federally insured institution or holding company thereof, or a voluntary liquidation of the Bank. The Bank Amendment also provides that the Bank may not accept, renew or roll over any brokered deposits, or act as a deposit broker, without the prior written approval of the Federal Deposit Insurance Corporation. The Company and the Bank did timely submit a capital plan to the OTS as required by the Amendments.

Any material failure to comply with the provisions of the Amendments or the Orders could result in enforcement actions by the OTS. While the Company and the Bank each intend to take such actions as may be necessary to enable it to comply with the requirements of its respective Amendment and Order, there can be no assurance that it will be able to comply fully with the provisions of such Amendment and Order, or to do so within the timeframes required, that compliance with such Amendment and Order will not be more time consuming or more expensive than anticipated, or that efforts to comply with such Amendment and Order will not have adverse effects on its operations and financial condition.

As of June 30, 2009, the Company and the Bank believe that they have complied with the Amendments and the Orders in all material respects.

Non-Payment of Interest Due March 16 and June 15, 2009 on Outstanding Company Debt; Tender Offer and Consent Solicitation for Outstanding Company Debt

The Company has $150.0 million in outstanding unsecured fixed/floating rate senior debentures (the “Senior Notes”). The Company Order issued by the OTS prohibits the Company from making payments (including, without limitation, principal, interest or fees of any kind) on any existing debt without the consent of the OTS.  The Company did not receive consent from the OTS to make the $2.3 million quarterly interest payment that was due on the Senior Notes on each of March 16 and June 15, 2009.

Under the indentures governing the Senior Notes, a default in the payment of any interest when it becomes due and payable that is not cured within 30 days is an “event of default.” If an event of default occurs and is continuing with respect to the debentures, the trustee or the holders of not less than 25% in aggregate principal amount of the Senior Notes then outstanding may declare the entire principal of the Senior Notes and the interest accrued thereon immediately due and payable. In addition, the Company may be required to pay additional interest on the Senior Notes and the costs and expenses of collection, including reasonable compensation to the trustee, its agents, attorneys, and counsel. The Company has not been notified of any such additional interest, costs or expenses as of August 14, 2009.

On June 19, 2009, the Company commenced cash tender offers and consent solicitations for its $150.0 million in Senior Notes.  The terms and conditions of the tender offers and consent solicitations are described in the Offer to Purchase and Consent Solicitation Statement, dated June 19, 2009 (the “Offer to Purchase”), and the related Letter of Transmittal and Consent.

The tender offer and consent solicitation for each series of Senior Notes will expire at 5:00 p.m., New York City time, on September 21, 2009, unless extended or earlier terminated by the Company (the “Tender Expiration Date”). In order to be eligible to receive the purchase price of $200.00 per $1,000.00 principal amount of securities, which includes the $20.00 consent payment, holders must validly tender, and not validly withdraw, their Senior Notes prior to 5:00 p.m., New York City time, on September 21, 2009, unless extended or earlier terminated by the Company (the “Consent Payment Deadline”). Holders tendering their Senior Notes after the applicable Consent Payment Deadline but prior to the applicable Tender Expiration Date will be eligible to receive an amount equal to the purchase price less the consent payment, or $180.00 per $1,000.00 principal amount of securities. Senior Notes purchased in the tender offers will be paid for on the applicable settlement date for each tender offer, which, assuming the tender offers are not extended, will be promptly after the applicable Tender Expiration Date.

As of 5:00 p.m., New York City time, on August 10, 2009, the Company had received tenders and consents from holders of $50,000,000 in aggregate amount of the Senior Notes due March 15, 2016, representing 100% of such securities, and $14,500,000 in aggregate amount of the Senior Notes due June 15, 2017, representing 29% of such securities, but had not received valid tenders or consents from holders of the Senior Notes due June 15, 2015.

Holders tendering their Senior Notes will be required to consent to the proposed amendments to the indentures governing the Senior Notes, which would eliminate substantially all of the restrictive covenants in the indentures, including the covenant that currently prohibits the Company from merging or selling all or substantially all of its assets unless the successor entity or purchaser is substituted as the obligor.  Holders may not tender their Senior Notes without also delivering consents and may not deliver consents without also tendering their Senior Notes.

Consummation of each tender offer and consent solicitation is conditioned upon satisfaction or waiver of the conditions set forth in the Offer to Purchase, including (i) the Company’s receipt of net proceeds from an offering, sale or other transaction sufficient to enable the Company to purchase the Senior Notes that are validly tendered and not withdrawn, (ii) approval by the OTS of the Company’s payment of the purchase price for the Senior Notes that are validly tendered and not withdrawn and (iii) the Company’s receipt of tenders and consents from holders of at least seventy-five percent (75%) in principal amount of each and every series of Senior Notes subject to the tender offers and consent solicitations. The Company has reserved the right to waive any condition to any tender offer and consent solicitation.

Suspension of Portfolio Lending and Reduction in Workforce

On January 26, 2009, in an effort to comply with the asset growth limitations contained in the Orders, the Company suspended lending for its own portfolio. As a result, the Company reduced the staff of the Bank by 62 persons, or approximately 10% of the Bank’s then-current workforce. The reductions came primarily from the Bank’s single family lending and commercial lending operations as well as some reduction in support areas of the Bank. As a result of these reductions, the Company paid $560 thousand for salary and benefits in accordance with the California Relocations, Terminations, and Mass Layoffs Act during the quarter ending March 31, 2009.

Going Concern Uncertainty

The ability of the Company and the Bank to continue to meet all of the requirements of the Amendments and the Orders will be affected by market conditions in the economy and other uncertainties. Declining real estate values and rising unemployment in the state of California could have a significant impact on future losses incurred on loans. In addition, there can be no assurance in the current economic environment that the Company will be able to raise capital to regain “well capitalized” status or to meet future regulatory requirements. Due to these conditions and events, substantial doubt exists in the Company’s ability to continue as a going concern.

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

3.  Loss per Share

Basic loss per share was computed by dividing the net loss by the weighted average number of shares of common stock outstanding for the period. Loss per common share has been computed based on the following:

	Three months ended June 30,
	2009	2008
	(In thousands, except share data)
Net loss	$(46,038)	$(35,512)

Average number of common shares outstanding	13,678,708	13,668,097
Effect of dilutive stock options	—	—
Average number of common shares outstanding used to calculate diluted loss per common share	13,678,708	13,668,097

	Six months ended June 30,
	2009	2008
	(In thousands, except share data)
Net loss	$(99,428)	$(105,293)

Average number of common shares outstanding	13,677,560	13,661,856
Effect of dilutive stock options	—	—
Average number of common shares outstanding used to calculate diluted loss per common share	13,677,560	13,661,856

There was no dilutive effect during the second quarter or first six months of 2009 or 2008, since the Company was in a net loss position. There were 811,042 anti-dilutive shares excluded from the weighted average shares outstanding calculation during the second quarter and first six months of 2009 and there were 866,747 anti-dilutive shares excluded from the weighted average shares outstanding calculation during the second quarter and first six months of 2008.

4.  Cash and Cash Equivalents

For purposes of reporting cash flows on the "Consolidated Statements of Cash Flows", cash and cash equivalents include cash, overnight investments and securities purchased under agreements to resell which mature within 90 days of the date of purchase.

5.  Loan Modifications

At June 30, 2009, the Bank had 2,046 modified loans with principal balances totaling $927.8 million.

Based on the underwriting at the time of the modification, the Bank makes a determination whether or not the loan is a troubled debt restructuring (“TDR”). Modified loans are not considered TDRs when the loan terms are consistent with the Bank’s current product offerings and the borrowers meet the Bank’s current underwriting standards with regard to Fair Isaac Corporation (“FICO”) score, debt to income ratio, and loan-to-value ratio. At June 30, 2009, 1,997 of the modified loans, with balances totaling $908.5 million, were considered TDRs and 49 loans, with balances totaling $19.3 million, were not considered TDRs.

For modified loans that are considered TDRs, the Bank calculates and records an impaired valuation allowance based on the present value of expected future cash flows discounted at the loan’s effective interest rate (based on the original contractual rate). An impaired valuation allowance is recorded when the present value of expected future cash flows is less than the recorded investment in the loan. The present value of expected future cash flows will increase from one reporting period to the next as a result of the passage of time. The Bank accomplishes the recording of this portion of the change in impairment value by amortizing the original impaired valuation allowance amount related over the life of the loan as an adjustment to loan yield. The impaired valuation allowance is recomputed at the end of each reporting period if there is a significant change (increase or decrease) in the amount or timing of the expected future cash flows, or if actual cash flows are significantly different from the cash flows previously projected.

Some future payments to which the Bank is contractually entitled are not included in the expected future cash flows because of uncertainty regarding their future collection. If, as a part of the modification process, the borrower is allowed to defer making interest payments on a portion of the principal, that principal amount is assumed to be uncollectible for purposes of cash flow projections. As of June 30, 2009, the Bank had $1.8 million in deferred principal amounts that had been charged off. Similarly, for any loans that were in non-accrual status prior to modification that are brought current by capitalizing interest into the principal balances, any capitalized interest is assumed to be uncollectible and is charged off or an impaired valuation allowance is established. As of June 30, 2009, the Bank had $61.8 million in loans with capitalized interest totaling $1.1 million.

TDRs for which impaired valuation allowances are recorded based on the present value of expected future cash flows are reviewed each quarter to determine if foreclosure is probable. At June 30, 2009, the Bank had $817.9 million of modified loans recorded based on the present value of expected future cash flows.  Impaired valuation allowances on these loans totaled $50.8 million as of June 30, 2009.

Impairment of TDRs for which foreclosure is probable is measured based on the fair value of the collateral, net of all selling costs. At June 30, 2009, the Bank had $90.6 million of modified loans that were recorded at net collateral value after charge-offs totaling $39.6 million were taken. These loans were moved to non-accrual status because foreclosure was determined to be probable. Impaired valuation allowances on these loans totaled $12.3 million as of June 30, 2009.

As of June 30, 2009, $84.8 million of modified loans that were considered TDRs were 90 days or more delinquent.

6.  Loan Loss Allowances

Listed below is a summary of activity in the general valuation allowance and the valuation allowance for impaired loans during the periods indicated.
	General Valuation Allowance	Valuation Allowances For Impaired Loans	Total
	(In thousands)
Balance at December 31, 2008:	$280,185	$46,735	$326,920
Provision for loan losses	112,687	25,313	138,000
Yield adjustment on troubled debt restructurings(1)	—	(3,348)	(3,348)
Charge-offs:
Single family	(188,790)	(4,087)	(192,877)
Commercial loan	(380)	—	(380)
Consumer loans	(116)	—	(116)
Total charge-offs	(189,286)	(4,087)	(193,373)
Recoveries	3,666	—	3,666
Net charge-offs	(185,620)	(4,087)	(189,707)
Balance at June 30, 2009:	$207,252	$64,613	$271,865

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

	General Valuation Allowance	Valuation Allowances For Impaired Loans	Total
	(In thousands)
Balance at December 31, 2007:	$127,503	$555	$128,058
Provision for loan losses	204,648	35,852	240,500
Charge-offs:
Single family	(109,472)	—	(109,472)
Consumer loans	—	—	—
Total charge-offs	(109,472)	—	(109,472)
Recoveries	609	—	609
Net charge-offs	(108,863)	—	(108,863)
Transfers	3,589	(3,589)	—
Balance at June 30, 2008:	$226,877	$32,818	$259,695

7.  Impaired Loans and Troubled Debt Restructurings

The Company considers a loan impaired when management believes that it is probable that the Company will not be able to collect all amounts due under the contractual terms of the loan agreement. Estimated impairment losses are recorded as separate valuation allowances and may be subsequently adjusted based upon changes in the measurement of impairment.

Impaired loans, disclosed net of valuation allowances, include non-accrual major loans (commercial business loans with an outstanding principal amount greater than or equal to $500 thousand, single family loans greater than or equal to $1.0 million, and income property loans with an outstanding principal amount greater than or equal to $1.5 million), non-accrual loans less than the major loan thresholds and delinquent greater than 180 days, modified loans which are considered troubled restructurings because they do not meet the Company’s current product offerings and underwriting standards, and major loans less than 90 days delinquent in which full payment of principal and interest is not expected to be received.

The following is a summary of impaired loans, net of valuation allowances for impairment, at the dates indicated:

	June 30, 2009	December 31, 2008	June 30, 2008
	(In thousands)
Troubled debt restructurings	$767,085	$572,307	$308,700
Non-accrual loans	243,831	152,227	29,910
Other impaired loans	9,125	1,257	744
	$1,020,041	$725,791	$339,354

When a loan is considered impaired, the Company measures impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate. However, if the loan is "collateral-dependent" or foreclosure is probable, impairment is measured based on the fair value of the collateral. When the measure of an impaired loan is less than the recorded investment in the loan, the Company records an impaired valuation allowance equal to the excess of the recorded investment in the loan over its measured value.

The following is a summary of information pertaining to impaired loans at the dates indicated:

	June 30, 2009	December 31, 2008	June 30, 2008
	(In thousands)
Impaired loans without valuation allowances	$35,593	$18,050	$12,941
Impaired loans with valuation allowances	1,049,061	754,476	359,231
Valuation allowances on impaired loans	(64,613)	(46,735)	(32,818)

	Six months ended June 30,
	2009	2008
	(In thousands)
Average investment in impaired loans	$873,328	$260,386
Interest recognized on impaired loans	9,391	1,952
Interest recognized on impaired loans using the cash basis	9,435	1,954

8.  Real Estate Owned Activity

The following table shows activity in real estate owned (“REO”) during the periods indicated:

	Six months ended June 30,
	2009	2008
	(In thousands)
Beginning Balance	$117,664	$21,090
Acquisitions	138,912	131,488
Write-downs	(11,388)	(6,518)
Sales of REO	(147,156)	(49,395)
Ending Balance	$98,032	$96,665

Net gain on REO is comprised of the following items for the periods indicated:

	Three months ended June 30,
	2009	2008
	(In thousands)
Gain on sale of REO	$10,574	$7,359
Loss on sale of REO	—	(234)
Write down on REO	(3,824)	(3,754)
Net gain on REO	$6,750	$3,371

	Six months ended June 30,
	2009	2008
	(In thousands)
Gain on sale of REO	$22,045	$10,007
Loss on sale of REO	(736)	(302)
Write down on REO	(11,388)	(6,518)
Net gain on REO	$9,921	$3,187

The following items are included in REO operations for the periods indicated:

	Three months ended June 30,
	2009	2008
	(In thousands)
Single family expense	$3,684	$3,098
Single family income	(73)	(23)
Net REO expense	$3,611	$3,075

	Six months ended June 30,
	2009	2008
	(In thousands)
Single family expense	$7,652	$4,309
Single family income	(93)	(32)
Net REO expense	$7,559	$4,277

Operating costs on REO consist primarily of repair and clean up costs, property taxes, insurance, home owners’ association dues, if any, and utilities expenses during the holding period.

9.  Income Taxes

SFAS No. 109, Accounting for Income Taxes, requires that when determining the need for a valuation allowance against a deferred tax asset, management must asses both positive and negative evidence with regard to the realizability of the tax losses represented by that asset. To the extent that available sources of taxable income are insufficient to absorb tax losses, a valuation allowance is necessary. Sources of taxable income for this analysis include prior years’ tax returns, the expected reversals of taxable temporary differences between book and tax income, prudent and feasible tax planning strategies and future taxable income. The deferred tax asset related to loan loss allowances will be realized when actual charge-offs are made against the loan loss allowances.

The Company’s federal and state deferred tax assets increased significantly during 2008 due to a significant increase in its general loan valuation allowance. To the extent that the loan loss allowance is not allocable to specific loans, it represents future tax benefits which would be realized when actual charge-offs are made against the allowance. Because the Bank recorded a net loss during 2008 and the first six months of 2009, future earnings that would cause the future tax benefits to be realized cannot be assured. Therefore, valuation allowances were recorded to reduce the deferred tax assets to the amount management deems more likely than not to be realized through the carry back of tax losses to prior years’ federal tax returns. At June 30, 2009, the Bank had $40.8 million in federal deferred tax assets net of valuation allowances. Since the state of California does not allow net operating loss carry backs, a valuation allowance was established for the entire amount of the state deferred tax assets. No expected future earnings were considered in determining the amount of the deferred tax assets.

10.  Fair Value Measurements

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

Loans held for sale
Loans held for sale are required to be measured based on the lower of cost or fair value. Under SFAS No. 157, market value is used to represent fair value. When management has loans held for sale, it obtains quotes or bids on all or part of these loans directly from the purchasing financial institutions. At June 30, 2009, loans held for sale were $55.3 million and are recorded at cost.

Impaired loans
SFAS No. 157 applies to loans measured for impairment in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, including impaired loans measured at an observable market price (if available), and at the fair value of the loan’s collateral (if the loan is collateral dependent) less selling cost. The fair value of an impaired loan is estimated using one of several methods, including collateral value and discounted cash flows. Those impaired loans not requiring an impaired valuation allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. When the fair value of the collateral is based on an observable market price or a current appraised value, we record the impaired loan at Level 2.

Real estate owned
Certain assets such as real estate owned (REO) are measured at fair value less the estimated cost to sell. The Company believes that using fair value as a basis for measuring REO follows the provisions of SFAS No. 157. The fair value of REO at June 30, 2009 was determined either by appraisals or independent valuations that were then adjusted for the cost related to liquidation of the subject property, or by sales agreement.

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

Borrowings
For short-term borrowings, fair value approximates carrying value. For long-term fixed rate borrowings, fair value is based on discounting future contractual cash flows by the current interest rate paid on such borrowings with similar remaining maturities. The fair value of the $150 million holding company debt was determined based on the tender offer price.

The following table presents the carrying amounts and estimated fair values of financial instruments at June 30, 2009.

	Carrying Amount	Fair Value
	(In thousands)
ASSETS
Cash and cash equivalent	$202,548	$202,548
Loan receivable, held for sale	55,269	55,269
Loan receivable	5,857,369	5,681,836
Real estate owned	98,032	98,032
FHLB stock	115,150	115,150

LIABILITIES
Deposits	$4,641,746	$4,680,754
Short-term borrowings	550,000	550,000
Long-term borrowings	950,000	975,119

SFAS No. 157, Fair Value Measurements, defines fair value, establishes a framework for measuring fair value, establishes a three-level valuation hierarchy for disclosure of fair value measurement, and enhances disclosure requirements for fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date.

The three levels are defined as follow:

•	Level 1	inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2
inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3	inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The following table represents fair value information for financial instruments measured at fair value at June 30, 2009:

Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Non-Recurring Items:
Non-accrual impaired loans	$243,831	$—	$243,831	$—
Other impaired loans	9,125	—	9,125	—
Real estate owned	98,032	—	98,032	—
Total	$350,988	$—	$350,988	$—

11.  Stock Options and Restricted Stock

Stock Options

At June 30, 2009, the Company had options outstanding issued under its 1994 Stock Option and Appreciation Rights Plan (“1994 Plan”), a share-based compensation program. Options granted under the 1994 Plan are vested over a six year period and have a maximum contractual term of 10 years. At June 30, 2009, the number of shares authorized for option awards under the 1994 Plan totaled 1,713,375.

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

The Company recorded stock-based compensation expense related to stock options of $300 thousand and $600 thousand for the second quarter and the first six months of 2009, respectively. For the second quarter and the first six months of 2008, the Company recorded such stock-based compensation expense of $482 thousand and $968 thousand, respectively.

There were no options granted under the 1994 Plan during the first six months of 2009. The weighted average fair value of options granted under the 1994 Plan during the first quarter of 2008 was $10.91 using the following assumptions: expected volatility of 24%; risk-free interest rate of 3.15%; and an expected average life of 5.9 years.

The following is a summary of stock option transactions for the six months ended June 30, 2009:

Stock Options:	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (In thousands)

Outstanding at January 1, 2009	848,807	$42.32
Granted	—	—
Exercised	—	—
Forfeited	(43,610)	52.58
Outstanding at June 30, 2009	805,197	$41.76	5.05	$—
Exercisable at June 30, 2009	446,928	$33.33	6.30	$—

There were no options exercised during the second quarter and the first six months of 2009. During the second quarter and the first six months of 2008, the total intrinsic value of options exercised was $6 thousand and $445 thousand, respectively, and cash received from those options was $117 thousand and $529 thousand, respectively.

As of June 30, 2009, the unearned compensation cost related to non-vested stock options totaled $2.1 million to be recognized over a weighted average period of 3.4 years.

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

The Company recorded stock-based compensation expense of $53 thousand related to restricted stock for the first six months of 2009. For the first six months of 2008, the Company recorded such stock-based compensation expense of $118 thousand, net of tax.

There were no restricted shares issued to non-employee directors during the first six months of 2009. The Company issued 1,670 shares of restricted stock to each of the seven non-employee directors during the first quarter of 2008.

The following is a summary of transactions in the Company’s non-vested restricted stock as of June 30, 2009.

Non-vested Stock:	Number of Shares	Weighted Average Grant Date Fair Value

Outstanding at January 1, 2009	14,390	$41.92
Granted	—
Vested	(8,545)	$45.93
Forfeited	—
Outstanding at June 30, 2009	5,845	$36.07

The total fair value of the restricted stock awards that vested during the first six months of 2009 was $14 thousand.

As of June 30, 2009, the total unrecognized compensation cost related to non-vested restricted awards totaled $158 thousand to be recognized over a weighted average period of 6 months.

12.  Supplementary Executive Retirement Plan

The following table sets forth the net periodic benefit cost attributable to the Company’s Supplementary Executive Retirement Plan:

	Pension Benefits
	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(Dollars in thousands)

Service cost	$63	$86	$126	$172
Interest cost	221	257	442	514
Amortization of net loss	—	190	—	380
Net periodic benefit cost	$284	$533	$568	$1,066

Weighted Average Assumptions
Discount rate	6.25%	6.25%	6.25%	6.25%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%
Expected return on plan assets	N/A	N/A	N/A	N/A

13.  Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly-traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The Company adopted the provisions of this FSP during the second quarter of 2009 as disclosed in Note 10.

In May 2009, FASB issued SFAS No. 165, Subsequent Events, to incorporate the accounting and disclosure requirements for subsequent events into U.S. generally accepted accounting principles. SFAS No. 165 introduces new terminology, defines a date through which management must evaluate subsequent events, and lists the circumstances under which an entity must recognize and disclose events or transactions occurring after the balance-sheet date. The Company adopted SFAS No. 165 as of June 30, 2009, which was the required effective date. The Company evaluated its June 30, 2009 financial statements for subsequent events through August 17, 2009, the date the financial statements were available to be issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

In June 2009, FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets: an Amendment of FASB Statement No. 140. SFAS No. 166 changes the derecognition guidance for transferors of financial assets, including entities that sponsor securitizations, to align that guidance with the original intent of SFAS No. 140, Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 166 also eliminates the exemption from consolidation for qualifying special-purpose entities (QSPEs). As a result, all existing QSPEs need to be evaluated to determine whether the QSPE should be consolidated in accordance with SFAS No. 166. SFAS No. 166 is effective as of the beginning of a reporting entity’s first annual reporting period beginning after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The recognition and measurement provisions of SFAS No. 166 must be applied to transfers that occur on or after the effective date. Early application is prohibited. SFAS No. 166 also requires additional disclosures about transfers of financial assets that occur both before and after the effective date. The Company does not believe that the adoption of SFAS No. 166 will have a significant effect on its financial statements.

In June 2009, FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), to improve how enterprises account for and disclose their involvement with variable interest entities (VIEs), which are special-purpose entities, and other entities whose equity at risk is insufficient or lack certain characteristics. Among other things, SFAS No. 167 changes how an entity determines whether it is the primary beneficiary of a VIE and whether that VIE should be consolidated. SFAS No. 167 requires an entity to provide significantly more disclosures about its involvement with VIEs. As a result, the Company must comprehensively review its involvements with VIEs and potential VIEs, including entities previous considered to be qualifying special purpose entities, to determine the effect on its consolidated financial statements and related disclosures. SFAS No. 167 is effective as of the beginning of a reporting entity’s first annual reporting period that begins after November 15, 2009 and for interim periods within the first annual reporting period. Earlier application is prohibited. The Company does not believe that the adoption of SFAS No. 167 will have a significant effect on its consolidated financial statements.

On July 1, 2009, FASB Accounting Standards CodificationTM  (Codification) became the single source of authoritative non-SEC U.S. generally accepted accounting principles (GAAP) for nongovernmental entities as a result of the issuance of SFAS No. 168, The FASB Accounting Standards CodificationTM  and the Hierarchy of Generally Accepted Accounting Principles: a replacement of FASB Statement No. 162. SFAS No. 168, including the Codification, is effective for financial statements for interim and annual periods ending after September 15, 2009. For periods ending after September 15, 2009 any references to specific accounting guidance must be Codification references.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following narrative is written with the presumption that the users have read the 2008 Annual Report on Form 10-K of FirstFed Financial Corp. (the “Company”), which contains the latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2008 and for the year then ended. Therefore, only material changes in the consolidated balance sheets and consolidated statements of operations are discussed herein.

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

Consolidated Balance Sheets

At June 30, 2009, the Company, the holding company for First Federal Bank of California and its subsidiaries ("Bank"), had consolidated stockholders’ equity of $157.2 million compared to $258.7 million at December 31, 2008 and $550.9 million at June 30, 2008. Stockholders’ equity decreased from December 31, 2008 to June 30, 2009 due to a $99.4 million loss recorded during the first six months of 2009.

The Bank’s risk-based capital ratio was 9.63% at June 30, 2009 and its core and tangible capital ratios were 4.79%. These capital ratios are below the levels required by the Bank’s federal regulators to be considered “well capitalized”. The Company and the Bank are operating under Amended Orders to Cease and Desist (“Amendments”) issued by the Office of Thrift Supervision (“OTS”) on May 28, 2009. As required by the Amendments, the Company and the Bank have submitted a detailed capital plan to the OTS addressing how the Bank will meet and maintain a Tier 1 Core Capital ratio of 7% and a minimum Total Risk-Based Capital Ratio of 14% by September 30, 2009.

Total assets decreased to $6.4 billion at June 30, 2009 from $7.5 billion at December 31, 2008 and $7.2 billion at June 30, 2008 primarily due to a decrease in loans receivable, the sale of the investment portfolio and the use of available cash to pay down borrowings. Loan originations decreased to $106.1 million during the first six months of 2009 from $777.0 million during the first six months of 2008. The Bank curtailed its lending efforts in January of 2009 based on the original Order to Cease and Desist issued by the OTS on January 26, 2009.

The net loss during the second quarter of 2009 was due primarily to a $63.0 million provision for loan losses relating to the Bank’s single family loan portfolio. The Bank’s estimate of losses on single family loans is based on the continued weakness in the California real estate market and the increase in unemployment in California. However, the loan loss provision decreased compared to the first quarter of 2009 and the second quarter of last year because fewer loans are facing payment recast, newly delinquent single family loans have decreased and nearly half (46%) of the Bank’s non-performing assets have already been adjusted to fair market value less estimated selling costs.

The Bank’s portfolio of loans scheduled to recast has fallen from $2.5 billion at June 30, 2008 to $1.3 billion at June 30, 2009. The Bank estimates that 379 loans with balances totaling approximately $166.4 million remain scheduled to recast during 2009. Another 1,136 loans, with balances totaling $511.1 million, are scheduled to recast during 2010. In comparison, 1,960 loans with balances totaling approximately $907.3 million were scheduled to recast during 2008.

Single family loans less than 90 days delinquent were $109.2 million at June 30, 2009 compared to $231.8 million at March 31, 2009, $208.2 million at December 31, 2008 and $207.7 million at June 30, 2008.  Management believes that the decline in single family loan delinquencies is the result of several factors including the success of the Bank’s loan modification programs, improving real estate prices and home sales in California and the overall lowering of interest rates upon which the Bank’s adjustable mortgages are based.

Non-performing assets increased to $646.2 million or 10.15% as a percentage of total assets at June 30, 2009 compared to $521.5 million or 7.00% at December 31, 2008 and $588.3 million or 8.20% at June 30, 2008. The increase in loan defaults and foreclosures was due to: (1) the highest level of unemployment in California in several years, (2) the inability of borrowers to afford their loan payments after recast, (3) the inability of borrowers to refinance their loans due to tighter credit and more stringent underwriting standards by mortgage lenders and (4) the continued overall weakness in the California real estate market. Non-performing assets as of June 30, 2009 include real estate owned of $98.0 million which has been written down to fair market value less estimated selling costs and $197.3 million of severely delinquent non-accrual loans which have been written down to their net collateral value.

Under its modification program, the Bank has been focusing on modifying loans for the last six quarters to lessen the number of loans facing foreclosure due to payment recast. Modified loans totaled $786.4 million net of valuation allowances as of June 30, 2009. Of these modified loans, $767.1 million net of valuation allowances were considered troubled debt restructurings (“TDRs”). The other $19.3 million in adjustable rate mortgages modified as of June 30, 2009 were not considered TDRs and therefore no valuation allowances were established. Modified loans totaled $683.8 million as of March 31, 2009, $590.4 million as of December 31, 2008 and $308.7 million as of June 30, 2008.

Because substantially all loans are collateralized by properties located in California, the Company continuously monitors the California economy and real estate market and the sufficiency of the collateral supporting its real estate loan portfolio. The Company considers several factors in evaluating the real estate collateral including the property location, the date of loan origination, the original loan-to-value ratio and the current loan-to-value ratio.

In a press release dated June 27, 2009, the California Association of Realtors reported that the median price of an existing home in the state of California fell 26% over the same period one year ago and the volume of home sales increased 20% during the same time frame. The increased real estate activity is due to tax credits for first-time home buyers, low interest rates and increased affordability. However, according to the UCLA Forecast for California (the “Forecast”), continued job loss is going to lead to more foreclosures and more uncertainty about home prices until late in 2009 when prices and supply are low enough for the real estate market to stabilize. Although the Forecast expects that the California economy will start growing in 2011, it estimates that unemployment will not drop below 10% until 2012 because the stalled California economy will likely not produce enough jobs to cover lay offs and new entrants to the labor force over the next couple of years.

Lending Activities

The following table shows the components of the loan portfolio by type at the dates indicated:

	June 30, 2009	December 31, 2008	June 30, 2008
	(In thousands)
REAL ESTATE LOANS:
First trust deed residential loans
One-to-four units	$3,988,511	$4,378,731	$4,495,508
Five or more units	1,906,711	1,936,286	1,787,336
Residential loans	5,895,222	6,315,017	6,282,844

OTHER REAL ESTATE LOANS:
Commercial and industrial	134,949	148,841	148,998
Second trust deeds	2,625	4,201	2,021
Other	4,177	1,953	4,226
Real estate loans	6,036,973	6,470,012	6,438,089

NON-REAL ESTATE LOANS:
Deposit accounts	1,181	1,354	1,364
Commercial business loans	61,168	79,378	86,927
Consumer loans	33,888	33,661	33,230
Loans receivable	6,133,210	6,584,405	6,559,610

LESS:
General valuation allowances	207,266	280,185	226,877
Valuation allowances for impaired loans	64,599	46,735	32,818
Deferred loan origination costs, net	3,976	2,799	876
Subtotal	5,857,369	6,254,686	6,299,039
LESS:
Loans held for sale	55,269	—	—
Loans receivable, net	$5,802,100	$6,254,686	$6,299,039

The Bank has identified small groups of multi-family loans that were available for sale to other investors.  These loans were transferred to “loans held for sale” from “loans held for investment” as of June 30, 2009. No valuation allowance was recorded upon the transfer because bid prices were available from independent buyers at par or higher.

The following table summarizes total loan originations by type for the periods indicated:

	Six months ended June 30,
	2009	2008
	(In thousands)
Single family real estate	$29,120	$431,714
SFR loans purchased	402	5,935
Multi-family and commercial real estate	68,248	314,744
Other	8,313	24,562
Total	$106,083	$776,955

Loan originations decreased by 86% during the first six months of 2009 compared to the first six months of 2008 due to the suspension of lending for the Bank’s own portfolio.

The following table summarizes single family loan fundings by borrower documentation type for the periods indicated:

	Six months ended June 30,
	2009	2008
	(In thousands)
Verified Income/Verified Asset	$29,120	$426,345
Stated Income/Verified Asset	—	5,369
Total	$29,120	$431,714

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

The creditworthiness of the borrower is based on the borrower’s FICO score, prior use of and repayment of credit, job history and stability. The average borrower FICO score and average loan-to-value (“LTV”) ratio on single family loan originations were 769 and 78.1%, respectively, for the first six months of 2009, compared to 755 and 67.5%, respectively, for the comparable 2008 period.

At June 30, 2009, 70.3% of the Bank’s loan portfolio was invested in adjustable rate products. Loans with interest rates that adjust monthly based on the 3-Month Certificate of Deposit Index (“CODI”) comprised 24.5% of the loan portfolio. Loans with interest rates that adjust monthly based on the 12-month average U.S. Treasury Security rate (“12MAT”) comprised 14.9% of the loan portfolio. Loans with interest rates that adjust monthly based on the Federal Home Loan Bank (“FHLB”) Eleventh District Cost of Funds Index (“COFI”) comprised 28.1% of the loan portfolio. Loans with interest rates that adjust monthly based on the London Inter-Bank Offering Rate (“LIBOR”) and other indices comprised 2.8% of the loan portfolio.

The following table summarizes total loan fundings by type of index for the periods indicated:

	Six months ended June 30,
	2009	2008
	(In thousands)
12MAT	$24,032	$5,701
COFI	54,959	38,346
Other	8,313	30,497
Hybrid and Fixed	18,779	702,411
Total	$106,083	$776,955

The following table shows the composition of the Bank’s single family loan portfolio by borrower documentation type at origination for the dates indicated:

Original Documentation Type:	June 30, 2009	December 31, 2008	June 30, 2008
		(In thousands)

Verified Income/Verified Asset	$1,730,935	$1,808,445	$1,460,341
Stated Income/Verified Asset (1)	955,424	1,087,151	1,275,025
Stated Income/Stated Asset (1)	966,532	1,100,672	1,314,207
No Income/No Asset (1)	335,620	382,463	445,935
Total	$3,988,511	$4,378,731	$4,495,508

(1)  As part of the loan modification process, an aggregate of $782.4 million of loans originated in these low documentation categories have become fully documented.

In the past, when the Bank originated loans with low documentation requirements, the Bank attempted to mitigate the inherent risk of making reduced documentation loans by evaluating the other characteristics of the loan, such as the creditworthiness of the borrower and the LTV ratio based on the collateral’s appraised value at the origination date. The underwriting of these loans was based on the borrower’s credit score and credit history, intended occupancy, reasonableness of stated income and the value of the collateral.  If the loans have been modified, the Bank obtains and verifies the borrower’s income.  This is not reflected in the table above.

The following table shows the composition of the Bank’s single family loan portfolio by borrower documentation type with weighted average LTV ratio and FICO score all at origination for the dates indicated:

	June 30, 2009		December 31, 2008		June 30, 2008
	LTV Ratio	FICO Score	LTV Ratio	FICO Score	LTV Ratio	FICO Score
Verified Income/Verified Asset	69.6%	713	70.2%	708	71.9%	690
Stated Income/Verified Asset	73.2	711	73.9	711	74.1	713
Stated Income/Stated Asset	74.6	712	74.9	712	75.0	712
No Income/No Asset	69.9	727	70.7	726	71.1	726
Total Weighted Average	71.6%	713	72.4%	712	73.3%	706

The following table shows the composition of the Bank’s single family loan portfolio at the dates indicated by the FICO score of the borrower at origination:

FICO Score at Origination:	June 30, 2009	December 31, 2008	June 30, 2008
		(In thousands)
<620	$22,382	$24,481	$26,411
620-659	292,427	330,096	378,378
660-719	1,590,780	1,784,932	2,042,924
>720	2,043,601	2,198,022	1,989,698
Not Available	39,321	41,200	58,097
Total	$3,988,511	$4,378,731	$4,495,508

The following table shows the composition of the Bank’s single family loan portfolio at the dates indicated by original LTV ratio:

Original LTV Ratio:	June 30, 2009	December 31, 2008	June 30, 2008
		(Dollars in thousands)
<65%	$900,015	$949,119	$816,910
65-70%	508,443	535,765	512,392
70-75%	564,335	606,856	608,860
75-80%	1,825,963	2,047,508	2,236,273
80-85%	37,162	46,797	63,043
85-90%	117,399	153,273	210,132
>90%	35,194	39,413	47,898
Total	$3,988,511	$4,378,731	$4,495,508

The following table shows the composition of the Bank’s single family loan portfolio at June 30, 2009 by estimated current LTV ratio:

Current LTV Ratio Price Adjusted (1):	Loan Balance	% of Portfolio	Average Current LTV Ratio
	(Dollars in thousands)
<70%	$834,004	20.9%	51.3%
70 - 80%	469,320	11.8	75.2
80 - 90%	598,993	15.0	84.8
90 -100%	500,833	12.6	95.4
100-110%	498,380	12.5	104.8
110-120%	878,119	22.0	124.2
Partially charged off	199,553	5.0	100.0
Not in MSAs	9,309	0.2	N/A
Total	$3,988,511	100.0%	89.5%

(1)  The current estimated loan to value ratio is based on Federal Housing Finance Agency (“FHFA”) March 2009 data. The FHFA housing price index provides a broad measure of the housing price movements by Metropolitan Statistical Area (“MSA”). In evaluating the potential for loan losses within the bank’s portfolio, the Bank considers both the fact that FHFA data cannot reflect price movements for the most recent three months, and that individual areas within an MSA will perform worse than the average for the larger area. The Bank therefore also looks at sales data that is available by zip code, as well as the Bank’s experience with marketing foreclosed properties in estimating the loan loss allowance that is required.

The Bank generally required that borrowers obtain private mortgage insurance on loans in excess of 80% of the appraised property value. Prior to April 2006, on certain loans originated for the portfolio, the Bank charged premium rates and/or fees in exchange for waiving the insurance requirement. Management believes that the additional rates and fees that the Bank received for these loans compensated for the additional risk associated with this type of loan. In certain of these cases when the Bank waived the insurance requirement, the Bank purchased private mortgage insurance with own funds. At June 30, 2009, 66% of loans with mortgage insurance were insured by the Republic Mortgage Insurance Company (RMIC), and 34% were insured by the Mortgage Guaranty Insurance Corporation (MGIC). Under certain mortgage insurance programs, the Bank continues to act as co-insurer and participate with the insurer in absorbing any future loss.

As of June 30, 2009, December 31, 2008 and June 30, 2008, loans with co-insurance totaled $82.8 million, $110.4 million, and $167.5 million, respectively. Loans with initial loan-to-value ratios greater than 80% with no private mortgage insurance totaled $106.9 million at June 30, 2009, $129.1 million at December 31, 2008, and $153.9 million at June 30, 2008.

The following table shows the composition of the Bank’s single family loan portfolio by geographic distribution at the dates indicated:

	June 30,		December 31,		June 30,
	2009		2008		2008
			(Dollars in thousands)
Los Angeles County	$1,168,364	29.3%	$1,233,889	28.2%	$1,185,376	26.4%
Bay Area	698,885	17.5	768,262	17.5	756,335	16.8
Central California Coast	549,470	13.8	598,268	13.7	584,317	13.0
Orange County	444,160	11.1	479,464	10.9	444,080	9.9
San Diego Area	396,623	9.9	441,631	10.1	501,929	11.2
San Bernardino/ Riverside	257,220	6.5	296,624	6.8	336,630	7.5
Sacramento Valley	163,949	4.1	197,861	4.6	242,384	5.4
San Joaquin Valley	158,246	4.0	194,741	4.4	259,053	5.8
Other	151,594	3.8	167,991	3.8	185,404	4.0
Total	$3,988,511	100.0%	$4,378,731	100.0%	$4,495,508	100.0%

The following table shows the composition of the Bank’s single family loan portfolio by year of origination as of June 30, 2009 (dollars in thousands):

2003 and Prior	$278,951	7.0%
2004	513,925	12.9
2005	1,204,398	30.2
2006	767,324	19.2
2007	320,012	8
2008	875,129	22
2009	28,772	0.7
Total	$3,988,511	100.0%

Substantially all adjustable single family loans in the Bank’s loan portfolio prior to 2008 allow for negative amortization when a scheduled monthly payment is not sufficient to pay the monthly interest accruing on the loan. Negative amortization included in loan balances, which results when interest earned by the Bank is added to borrowers’ loan balances, was $233.6 million at June 30, 2009, $262.9 million at December 31, 2008 and $302.3 million at June 30, 2008. The balance of negative amortization as a percentage of outstanding single family loans that have negative amortization was 9.05% at June 30, 2009 compared to 9.01% at December 31, 2008 and 8.89% at June 30, 2008. The dollar amount of negative amortization decreased by $29.3 million from the level at the end of the year and decreased by $68.7 million from the June 30, 2008 level. Negative amortization has decreased over the period due to loan payoffs and charge-offs, declines in the underlying indices on adjustable rate loans, and payment increases required under the terms of the Bank’s adjustable rate loan notes.

The portfolio of single family loans with a one-year fixed payment period totaled $2.0 billion at June 30, 2009, compared to $2.2 billion at December 31, 2008 and $2.8 billion at June 30, 2008. The portfolio of single family loans with a three-to-five year fixed payment period totaled $547.5 million at June 30, 2009 compared to $706.4 million at December 31, 2008 and $901.3 million at June 30, 2008.

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

The “recast” of adjustable loans to a higher payment amount was a factor in the higher delinquency levels experienced by the Bank during 2008 and the first six months of 2009 because many borrowers were unable to afford the higher payments. The percentage increase in the payment amount and the LTV ratios are important considerations in the future collectability of the loans.

The following tables show the number and dollar amount of performing loans expected to recast by current estimated loan-to-value ratios for the periods indicated (updated for both current loan balance and current estimated market value):

	2009		2010		Thereafter
Current LTV Ratio Price Adjusted (1):	Recast Balance	Number of Loans	Recast Balance	Number of Loans	Recast Balance	Number of Loans
	(Dollars in thousands)
< 70%	$26,955	72	$50,092	142	$55,421	133
70-80%	18,590	42	32,948	87	45,612	89
80-90%	32,557	73	65,056	131	78,655	103
90-100%	32,066	67	104,990	206	89,926	130
100-110%	25,964	59	92,365	192	123,903	206
>110%	30,225	66	165,600	378	213,230	419
Grand total	$166,357	379	$511,051	1,136	$606,747	1,080

(1)  The current estimated loan to value ratio is based on FHFA March 2009 data. The FHFA housing price index provides a broad measure of the housing price movements by MSA. In evaluating the potential for loan losses within the bank’s portfolio, the Bank considers both the fact that FHFA data cannot reflect price movements for the most recent three months, and that individual areas within an MSA will perform worse than the average for the larger area. The Bank therefore also looks at sales data that is available by zip code, as well as the Bank’s experience with marketing foreclosed properties in estimating the loan loss allowance that is required.

The following tables show the number and dollar amount of loans expected to recast by projected payment increase for the periods indicated:

	2009		2010		Thereafter
Projected Payment Increase	Recast Balance	Number of Loans	Recast Balance	Number of Loans	Recast Balance	Number of Loans
			(Dollars in thousands)
< 50%	$61,025	153	$203,575	479	$503,944	885
50-100%	77,141	173	228,769	493	92,560	177
100-125%	27,005	50	72,318	152	4,972	9
125-150%	1,186	3	1,749	4	2,051	3
>150%	—	—	4,640	8	3,220	6
Grand total	$166,357	379	$511,051	1,136	$606,747	1,080

Loan Loss Allowances

Listed below is a summary of activity in the general valuation allowance and valuation allowance for impaired loans during the periods indicated.

	General Valuation Allowance	Valuation Allowances For Impaired Loans	Total
	(In thousands)
Balance at December 31, 2008:	$280,185	$46,735	$326,920
Provision for loan losses	112,687	25,313	138,000
Yield adjustment on troubled debt restructurings(1)	—	(3,348)	(3,348)
Charge-offs:
Single family	(188,790)	(4,087)	(192,877)
Commercial loan	(380)	—	(380)
Consumer loans	(116)	—	(116)
Total charge-offs	(189,286)	(4,087)	(193,373)
Recoveries	3,666	—	3,666
Net charge-offs	(185,620)	(4,087)	(189,707)
Balance at June 30, 2009:	$207,252	$64,613	$271,865

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

	General Valuation Allowance	Valuation Allowances For Impaired Loans	Total
	(In thousands)
Balance at December 31, 2007:	$127,503	$555	$128,058
Provision for loan losses	204,648	35,852	240,500
Charge-offs:
Single family	(109,472)	—	(109,472)
Total charge-offs	(109,472)	—	(109,472)
Recoveries	609	—	609
Net charge-offs	(108,863)	—	(108,863)
Transfers	3,589	(3,589)	—
Balance at June 30, 2008:	$226,877	$32,818	$259,695

The Bank recorded total net loan charge-offs of $94.1 million and $189.7 million for the second quarter and the first six months of 2009. This compares to net loan charge-offs of $80.4 and $108.9 million for the second quarter and the first six months of 2008. The allowance for loan losses totaled $271.9 million or 4.43% of gross loans outstanding at June 30, 2009. This compares with $326.9 million or 4.97% at December 31, 2008 and $259.7 million or 3.96% at June 30, 2008.

Net loan charge-offs of single family loans recorded during the second quarter and the first six months of 2009 were $94.1 million and $189.2 million. This compares with $152.1 million during the fourth quarter of 2008, and $80.4 million during the second quarter of 2008. The general valuation allowance associated with single family loans totaled $259.0 million or 6.49% of single family loans outstanding at June 30, 2009. This compares with $358.8 million or 8.19% at December 31, 2008 and $247.9 million or 5.51% at June 30, 2008. The decrease in the general valuation allowance from December 31, 2008 to June 30, 2009 was partially due to the fact that severely delinquent loans have been written down to fair value less estimated selling costs and therefore require no general valuation allowance.

Management is unable to predict future levels of loan loss provisions. Among other things, loan loss provisions are based on the level of loan charge-offs, foreclosure activity, other risks inherent in the loan portfolio and the California economy.

Investment Securities

All of the Bank’s remaining investment securities totaling $243.8 million and mortgage-backed securities totaling $37.6 million were sold during the second quarter of 2009 for a gain of $3.4 million. No investment securities were sold during the second quarter of 2008.

Asset/Liability Management

Market risk is the risk of loss from adverse changes in market prices and interest rates. The Bank’s market risk arises primarily from the interest rate risk inherent in its lending and liability funding activities.

The Bank’s interest rate spread typically decreases during periods of increasing interest rates. There is a three-month time lag before changes in COFI, and a two-month time lag before changes in 12MAT, CODI and LIBOR, can be implemented with respect to its adjustable rate loans. Therefore, during periods immediately following interest rate increases, the Bank’s cost of funds tends to increase faster than the yield earned on its adjustable rate loan portfolio. The reverse is true during periods immediately following interest rate decreases. The composition of the Bank’s financial instruments that are subject to market risk has not changed materially since December 31, 2008.

The one year GAP, the difference between rate-sensitive assets and liabilities repricing within one year or less, was a negative $844.5 million or 13.26% of total assets at June 30, 2009. In comparison, the one year GAP was a negative $398.0 million or 5.34% of total assets at December 31, 2008 and a negative $786.4 million or 11.01% of total assets at June 30, 2008. The change during the first six months of 2009 was primarily due to the fact that, due to the high level of non-performing loans in the Bank’s loan portfolio, interest-bearing liabilities were greater than interest-earning assets. Interest- earning assets decreased by $627.1 million during the second quarter of 2009 while interest-bearing liabilities decreased by $432.0 million. Also, due to the Bank’s loan modification program, existing adjustable rate mortgage have been converted into hybrid fixed/adjustable loans with interest rates fixed for the first five years.

Capital

Quantitative measures established by regulations to ensure capital adequacy require the Company to maintain minimum amounts and percentages of total capital to assets. The Bank’s capital ratios at June 30, 2009 were below the levels required by the Bank’s federal regulators to be considered “well capitalized”. The Company and the Bank are operating under the Amendments and as required thereby have submitted a detailed capital plan to the OTS addressing how the Bank will meet and maintain a Tier 1 Core Capital ratio of 7% and a minimum Total Risk-Based Capital Ratio of 14% by September 30, 2009.

The following table summarizes the Bank’s actual capital and required capital at June 30, 2009:

	Tangible Capital	Core Capital	Tier 1 Risk- based Capital	Risk-based Capital
	(Dollars in thousands)
Actual Capital:
Amount	$304,638	$304,638	$304,638	$353,311
Ratio	4.79%	4.79%	8.30%	9.63%
FDICIA minimum required capital:
Amount	$95,414	$254,438	$—	$293,653
Ratio	1.50%	4.00%	—	8.00%
FDICIA “well-capitalized” required capital:
Amount	$—	$318,047	$220,240	$367,066
Ratio	—	5.00%	6.00%	10.00%

The Company had $150.0 million in unsecured fixed/floating rate senior debentures as of June 30, 2009. The Company Order issued by the OTS prohibits the Company from making payments (including, without limitation, principal, interest, or fees of any kind) on any existing debt without the consent of the OTS. The Company did not receive consent from the OTS to make the $2.3 million quarterly interest payment that was due on the notes on each of March 16 and June 15, 2009.

Under the indentures governing the debentures, a default in the payment of any interest when it becomes due and payable that is not cured within 30 days is an “event of default.” If an event of default occurs and is continuing with respect to the debentures, the trustee or the holders of not less than 25% in aggregate principal amount of the debentures then outstanding may declare the entire principal of the debentures and the interest accrued thereon immediately due and payable. In addition, the Company may be required to pay additional interest on the debentures and the costs and expenses of collection, including reasonable compensation to the trustee, its agents, attorneys, and counsel. The Company has not been notified of any such additional interest, costs or expenses as of August 14, 2009.

On June 19, 2009, the Company commenced cash tender offers and consent solicitations for its $150.0 million in outstanding debentures with a purchase price of $200.00 per $1,000.00 principal amount of debentures, which includes the $20.00 consent payment.  The tender offer and consent solicitation for each series of debentures will expire at 5:00 p.m., New York City time, on September 21, 2009, unless extended or earlier terminated by the Company. Holders tendering their debentures will be required to consent to the proposed amendments to the indentures governing the debentures, which would eliminate substantially all of the restrictive covenants in the indentures, including the covenant that currently prohibits the Company from merging or selling all or substantially all of its assets unless the successor entity or purchaser is substituted as the obligor.  Consummation of the tender offer and consent solicitation is conditioned upon satisfaction or waiver of several conditions, including (i) the Company’s receipt of net proceeds from an offering, sale or other transaction sufficient to enable the Company to purchase the debentures that are validly tendered and not withdrawn, (ii) approval by the OTS of the Company’s payment of the purchase price for the debentures that are validly tendered and not withdrawn and (iii) the Company’s receipt of tenders and consents from holders of at least seventy-five percent (75%) in principal amount of each and every series of debentures subject to the tender offer and consent solicitation.

Consolidated Statements of Operations

The Company reported a consolidated net loss of $46.0 million or $3.37 per diluted share of common stock during the second quarter of 2009, compared to consolidated net loss of $35.5 million or $2.60 per diluted share of common stock during the second quarter of 2008.

The second quarter loss resulted primarily from a $63.0 million provision for loan losses due to increased delinquencies and charge-offs on single family loans and continued declines in the value of single family loan collateral throughout California. The Company recorded a $90.2 million provision during the second quarter of 2008 for similar reasons.

Net Interest Income

Net interest income decreased by $14.7 million or 33% during the second quarter of 2009 from the level during the second quarter of 2008. The interest rate spread decreased by 62 basis points to 1.83% during the second quarter of 2009 from 2.45% during the second quarter of 2008 primarily due to the fact that the indices underlying the Bank’s adjustable rate loans decreased faster than the Bank’s cost of funds. Also, early payoff fees and late charges on loans, which are calculated as part of the loan yield, decreased to $464 thousand for the second quarter of 2009 from $1.4 million during the second quarter of 2008. An increasing number of the loans have passed the period for which there is a prepayment penalty.

Net interest income decreased by 26% to $70.0 million for the six months of 2009 from $94.0 million for the first six months of 2008. The interest rate spread decreased by 48 basis points during the first six months of 2009 from 2.57% during the first six months of 2008. The decrease was primarily due to the fact that indices underlying the Bank’s adjustable rate loans decreased faster than the Bank’s cost of funds. Also, early payoff fees and late charges on loans, which are calculated as part of the loan yield, decreased to $874.3 thousand for the first six months of 2009 from $2.9 million during the first six months of 2008. An increasing number of our loans have surpassed the period for which there is a prepayment penalty.

The following table sets forth: (i) the average daily dollar amounts of and average yields earned on loans and investment securities, (ii) the average daily dollar amounts of and average rates paid on savings deposits and borrowings, (iii) the average daily dollar differences, (iv) the interest rate spreads, and (v) the effective net spreads for the periods indicated:

	Six Months Ended June 30,
	2009	2008
	(In thousands)
Average loans (1)	$6,137,559	$6,317,025
Average investment securities	605,121	491,355
Average interest-earning assets	6,742,680	6,808,380
Average savings deposits	4,802,073	4,059,543
Average borrowings	1,963,778	2,405,607
Average interest-bearing liabilities	6,765,851	6,465,150
Excess of interest-earning assets over interest-bearing liabilities	$(23,171)	$343,230

Yields earned on average interest-earning assets	4.91%	6.38%
Rates paid on average interest-bearing liabilities	2.82	3.81
Interest rate spread	2.09	2.57
Effective net spread (2)	2.08	2.76

Interest on loans	$158,728	$204,666
Interest and dividends on investments	6,800	12,514
Total interest income	165,528	217,180
Interest on deposits	67,187	73,458
Interest on borrowings	28,301	49,677
Total interest expense	95,488	123,135
Net interest income	$70,040	$94,045

(1)  Non-accrual loans are included in the average dollar amount of loans outstanding; however, there was no income included for the period in which loans were on non-accrual status.

(2)  The effective net spread is a fraction, the numerator of which is net interest income and the denominator of which is the average amount of interest-earning assets.

Non-Interest Income and Expense

Non-interest income increased to $14.3 million during the second quarter of 2009 from $9.6 million during the second quarter of 2008. The increase was primarily due to the net gain on sale of real estate owned (“REO”) and a gain on sale of investment securities. Net gain on sale of REO totaled $6.7 million during the second quarter of 2009 compared to a net gain of $3.4 million during the second quarter of 2008. Gain on sale of investment securities totaled $3.4 million during the second quarter of 2009. There was no sale of investment securities during the second quarter of 2008. Other income during the second quarter of 2008 included a $2.5 million reversal of a reserve on spread accounts receivable.

Non-interest income increased to $22.4 million during the first six months of 2009 from $12.6 million during the first six months of 2008. The increase was primarily due to net gain on sale of REO and a gain on sale of investment securities. Net gain on sale of REO totaled $9.9 million during the first six months of 2009 compared to a net gain of $3.2 million during the first six months of 2008. Gain on sale of investment securities totaled $4.8 million during the first six months of 2009. No investment securities were sold during the first six months of 2008.

Gains on sale of REO resulted from write downs taken at the time of foreclosure and during the holding period which created gains upon the ultimate disposition of the properties. Operating costs on foreclosed real estate, which are included in non-interest expense, totaled $3.6 million during the second quarter of 2009 compared to $3.2 million during the second quarter of 2008.

Non-interest expense increased to $27.3 million for the second quarter of 2009 from $25.1 million for the second quarter of 2008. The increase in non-interest expense during 2009 was due primarily to higher federal deposit insurance premiums and a $3.0 million federal deposit insurance special assessment offset by lower employment costs. The bank reduced its workforce by 10% in January 2009 when it curtailed its lending efforts to comply with the original Order to Cease and Desist issued by the OTS. Overall, the ratio of non-interest expense to average total assets increased to 1.65% during the second quarter of 2009 from 1.41% during the second quarter of 2008 due to the increased expenses mentioned above and a decrease in average total assets compared to the second quarter of 2008.

Non-interest expense increased to $53.9 million for the first six months of 2009 from $47.2 million for the first six months of 2008. The increase in non-interest expense during 2009 was also due primarily to higher federal deposit insurance premiums and the $3.0 million federal deposit insurance special assessment offset by lower employment costs. Also, expense on REO operations increased by 72% during the first six months of 2009 compared to the first six months of 2008. The ratio of non-interest expense to average total assets increased to 1.56% during the first six months of 2009 from 1.32% during the first six months of 2008 due to increased expenses mentioned above and a decrease in average total assets compared to the first six months of 2008.

Non-accrual and Past Due Loans

The Bank establishes allowances for delinquent interest equal to the amount of accrued interest on all loans 90 days or more past due or in foreclosure. This practice effectively places such loans on non-accrual status for financial reporting purpose. Loans requiring delinquent interest allowances (non-accrual loans) totaled $548.2 million at June 30, 2009, compared to $403.8 million at December 31, 2008 and $491.7 million at June 30, 2008. Delinquent interest allowances for loans in foreclosure and delinquent greater than 90 days increased to $28.0 million at June 30, 2009 compared to $22.3 million at December 31, 2008 and $24.6 million at June 30, 2008.

The Bank has also experienced a decrease in single family loans delinquent less than 90 days. These loans totaled $109.2 million as of June 30, 2009 compared to $208.2 million as of December 31, 2008 and $207.7 million as of June 30, 2008.

Many loans have become delinquent because many borrowers chose to make less than a fully amortizing payment on “payment option” adjustable rate mortgages. This caused the loans to experience negative amortization which in turn caused a payment adjustment at the end of the initial term. Also, if the negative amortization became so large that it caused the loan to reach its lifetime negative amortization cap, the loan was required to be re-amortized over its remaining loan term before the loan was out of its initial term. As a result, many borrowers found their adjusted loan payments difficult to afford because their adjusted payments may have been significantly higher than their initial loan payment. Further, due to the weak single family real estate market and the tighter credit standards required by mortgage lenders, many borrowers found that they could not sell or refinance their home to remedy their situation. The Bank’s loan modification program is designed to work with these borrowers.

Modified Loans

The Bank created a loss mitigation unit at the end of 2007 to work with borrowers who were having trouble affording their loan payments. This unit works primarily with homeowners with adjustable rate mortgages facing changes in their monthly payment amounts. Based on an underwriting of the borrower and the property, the Bank attempts to arrive at an appropriate loan modification that will allow the borrower to stay in their home. At June 30, 2009, the Bank had 2,046 modified loans with principal balances totaling $927.8 million. These loans were modified into a variety of loan products, as summarized below:

Loan modifications June 30, 2009 (Dollars in thousands)	Loan Balance	Number of Loans
Loan terms modified to:
6-month Adjustable Interest Only	$283,165	563
Adjustable 5-year Interest Only	226,438	503
Fixed 5-year Interest Only	170,110	392
Adjustable Amortizing	118,375	278
10-year Fixed Amortizing	68,720	162
5-year Fixed Amortizing	36,212	90
6-month Adjustable Amortizing	20,128	49
Other	4,640	9
Grand Total	$927,788	2,046

Based on the underwriting at the time of the modification, the Bank makes a determination whether or not the loan is a troubled debt restructuring (“TDR”). Modified loans are not considered TDRs when the loan terms are consistent with the Bank’s current product offerings and the borrowers meet the Bank’s current underwriting standards with regard to FICO score, debt to income ratio, and loan-to-value ratio. At June 30, 2009, 1,997 of the modified loans, with balances totaling $908.5 million, were considered TDRs and 49 loans, with balances totaling $19.3 million, were not considered TDRs.

For modified loans that are considered TDRs, the Bank calculates and records an impaired valuation allowance based on the present value of expected future cash flows discounted at the loan’s effective interest rate (based on the original contractual rate). An impaired valuation allowance is recorded when the present value of expected future cash flows is less than the recorded investment in the loan. The present value of expected future cash flows will increase from one reporting period to the next as a result of the passage of time. The Bank accomplishes the recording of this portion of the change in impairment value by amortizing the original impaired valuation allowance amount related over the life of the loan as an adjustment to loan yield. The impaired valuation allowance is recomputed at the end of each reporting period if there is a significant change (increase or decrease) in the amount or timing of the expected future cash flows, or if actual cash flows are significantly different from the cash flows previously projected.

Some future payments to which the Bank is contractually entitled are not included in the expected future cash flows because of uncertainty regarding their future collection. If, as a part of the modification process, the borrower is allowed to defer making interest payments on a portion of the principal, that principal amount is assumed to be uncollectible for purposes of cash flow projections. As of June 30, 2009, the Bank had $1.8 million in deferred principal amounts that had been charged off. Similarly, for any loans that were in non-accrual status prior to modification that are brought current by capitalizing interest into the principal balances, any capitalized interest is assumed to be uncollectible and is charged off or an impaired valuation allowance is established. As of June 30, 2009, the Bank had $61.8 million in loans with capitalized interest totaling $1.1 million.

TDRs for which impaired valuation allowances are recorded based on the present value of expected future cash flows are reviewed each quarter to determine if foreclosure is probable. At June 30, 2009, the Bank had $817.9 million of modified loans recorded based on the present value of expected future cash flows.  Impaired valuation allowances on these loans totaled $50.8 million as of June 30, 2009.

Impairment of TDRs for which foreclosure is probable is measured based on the fair value of the collateral, net of all selling costs. At June 30, 2009, the Bank had $90.6 million of modified loans that were recorded at net collateral value after charge-offs totaling $39.6 million were taken. These loans were moved to non-accrual status because foreclosure was determined to be probable. Impaired valuation allowances on these loans totaled $12.3 million as of June 30, 2009.

As of June 30, 2009, $84.8 million of modified loans that were considered TDRs were 90 days or more delinquent.

Impaired Loans

The Bank considers a loan impaired when management believes that it is probable that the Bank will not be able to collect all amounts due under the contractual terms of the loan agreement. Estimated impairment losses are recorded as separate valuation allowances and may be subsequently adjusted based upon changes in the measurement of impairment. Impaired loans include modified loans that are considered TDRs.

Impaired loans, disclosed net of valuation allowances, include non-accrual major loans (commercial business loans with an outstanding principal amount greater than or equal to $500 thousand, single family loans greater than or equal to $1.0 million, and income property loans with an outstanding principal amount greater than or equal to $1.5 million), non-accrual loans less than the major loan  thresholds and delinquent greater than 180 days, modified loans which are considered troubled restructurings because they do not meet the Bank’s current product offerings and underwriting standards, and major loans less than 90 days delinquent in which full payment of principal and interest is not expected to be received.

The following is a summary of impaired loans, net of valuation allowances for impairment, at the dates indicated:

	June 30, 2009	December 31, 2008	June 30, 2008
	(In thousands)
Troubled debt restructurings	$767,085	$572,307	$308,700
Non-accrual loans	243,831	152,227	29,910
Other impaired loans	9,125	1,257	744
	$1,020,041	$725,791	$339,354

When a loan is considered impaired the Bank measures impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate. However, if the loan is "collateral-dependent" or foreclosure is probable, impairment is measured based on the fair value of the collateral. When the measure of an impaired loan is less than the recorded investment in the loan, the Bank records an impaired valuation allowance equal to the excess of its recorded investment in the loan over its measured value.

The following is a summary of information pertaining to impaired loans at the dates indicated:

	June 30, 2009	December 31, 2008	June 30, 2008
	(In thousands)
Impaired loans without valuation allowances	$35,593	$18,050	$12,941
Impaired loans with valuation allowances	1,049,061	754,476	359,231
Valuation allowances on impaired loans	(64,613)	(46,735)	(32,818)

	Six months ended June 30,
	2009	2008
	(In thousands)
Average investment in impaired loans	$873,328	$260,386
Interest recognized on impaired loans	9,476	1,952
Interest recognized on impaired loans using the cash basis	9,654	1,954

Asset Quality

The following table sets forth certain asset quality ratios at the dates indicated:

	June 30, 2009	December 31, 2008	June 30, 2008
Non-performing loans to gross loans receivable (1)	8.94%	6.13%	7.50%
Non-performing assets to total assets (2)	10.15%	7.00%	8.20%
Loan loss allowances to non-performing loans (3)	50%	81%	53%
Loan loss allowances to gross loans receivable	4.43%	4.97%	3.96%

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

Non-performing Assets

The Bank defines non-performing assets as loans delinquent over 90 days (non-accrual loans), loans in foreclosure and real estate acquired by foreclosure (REO). The following is an analysis of non-performing assets at the dates indicated:

	June 30, 2009	December 31, 2008	June 30, 2008
	(In thousands)
Non-accrual loans :
Single family	$543,720	$403,777	$491,693
Multi-family and commercial	4,422	41	—
Other	13	—	19
Total non-accrual loans	548,155	403,818	491,712
Real estate owned	98,032	117,664	96,665
Total non-performing assets	$646,187	$521,482	$588,377

The Bank has experienced an increase in non-performing assets primarily due to defaults on single family loans. Single family REO and non-accrual loans have continued to increase during the second quarter due to the downturn in the California real estate and employment markets and higher payment requirements on adjustable rate loans that reached their maximum allowed negative amortization or were otherwise subject to recast. Because real estate prices in California have decreased substantially over the past few quarters, delinquent borrowers are no longer able to sell their homes for sufficient amounts to repay their mortgages. Also, some borrowers have taken out second trust deeds with other lenders since their loan was originated, making it likely that total encumbrances on a property are greater than its value. Refinancing may not be an option because mortgage lenders have tightened the underwriting and documentation requirements for new loans.

Included in single family non-accrual loans as of June 30, 2009 and December 31, 2008 were $61.8 million and $14.8 million in loans which were current, but for which the Bank capitalized interest into the loan balance as part of the modification process. There were no such loans as of June 30, 2008. It is the Bank’s policy that these loans remain in non-accrual loans until the loans have performed by making all contractual payments required by their loan for six months.

Single family loan delinquencies are likely to continue during 2009. The Bank forecasts that another 379 loans with principal balances totaling $166.4 million are scheduled to have their payment recast during the remainder of 2009 and that another 1,136 loans with principal balances totaling $511.1 million are scheduled to recast during 2010.

The following table shows activity in REO during the periods indicated:

	Six months ended June 30
	2009	2008
	(In thousands)
Beginning Balance	$117,664	$21,090
Acquisitions	138,912	131,488
Write-downs	(11,388)	(6,518)
Sales of REO	(147,156)	(49,395)
Ending Balance	$98,032	$96,665

Sources of Funds

External sources of funds include savings deposits from several sources, advances from the FHLB of San Francisco, and securitized borrowings.

Savings deposits are accepted from retail banking offices, national deposit brokers, telemarketing sources and the internet.

Retail and commercial deposits at branch offices increased by $204.3 million and $411.5 million during the second quarter and the first six months of 2009 to $3.5 billion at the end of the quarter. Retail and commercial deposits comprised 76% of total deposits at June 30, 2009 compared to 83% at June 30, 2008 due to an increase in brokered deposits over the last year. The Bank established six new retail branch offices during 2008 and now has a total of 39 branches.

Brokered deposits decreased by $358.1 million and $645.1 million during the second quarter and the first six months of 2009 to $1.0 billion at the end of the quarter. Brokered deposits comprised 22% of total deposits at June 30, 2009 compared to 13% at June 30, 2008. Since December 30, 2008, the Bank has needed the prior approval of the OTS in order to roll over existing brokered deposits or accept new brokered deposits.  Since May 28, 2009, the Bank has been unable to accept, renew or roll over any brokered deposits, or act as a deposit broker, without the prior written approval of the Federal Deposit Insurance Corporation.

Telemarketing deposits decreased by $29.6 million and $18.5 million during the second quarter and the first six months of 2009 to $64.5 million at the end of the quarter. These are normally large deposits from pension plans, managed trusts and other financial institutions. The level of these deposits fluctuates based on the attractiveness of the Bank’s rates compared to returns available to investors on alternative investments. Telemarketing deposits comprised less than 2% of total deposits at June 30, 2009 compared to 3% at June 30, 2008.

The Bank started accepting internet deposits about three years ago by posting rates on internet rate boards. Internet deposits decreased by $3.6 million and $13.5 million during the second quarter and the first six months of 2009 to $25.6 million at the end of the quarter, and comprised less than 1% of total deposits at June 30, 2009 compared to 1% at June 30, 2008.

Total borrowings decreased by $245.0 million and $735.0 million during the second quarter and the first six months of 2009 due to a decrease in FHLB advances.

Internal sources of funds include amortized principal payments that can vary based upon the borrower’s option to select their loan payment amounts, as well as prepayments. The level of prepayment activity fluctuates based upon the availability of loans with lower interest rates and lower monthly payments. Loan prepayments and principal reductions totaled $127.9 and $207.4 million during the second quarter and the first six months of 2009, compared to $299.7 million and $619.8 million during the second quarter and the first six months of 2008.

Other internal sources of funds are loan sales and sales of REO. Sales of REO totaled $147.2 million during the first six months of 2009 compared to $49.4 million during the first six months of 2008. Loan sales during the first six months of 2009 totaled $21.8 million compared to $1.1 million during the first six months of 2008.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Asset/Liability Management” on page 27 hereof for quantitative and qualitative disclosures about market risk.

Item 4. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its disclosure controls and procedures, as defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2009. Based on their evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2009.

Based on its assessment, management has concluded that the Company maintained effective internal control over financial reporting as of June 30, 2009, based on criteria in Internal Control – Integrated Framework issued by COSO.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 3. Defaults Upon Senior Securities

The Company has $150.0 million in outstanding unsecured fixed/floating rate senior debentures as of June 30, 2009. The Company Order issued by the OTS prohibits the Company from making payments (including, without limitation, principal, interest or fees of any kind) on any existing debt without the consent of the OTS. The Company did not receive consent from the OTS to make the $2.3 million quarterly interest payment that was due on the notes on each of March 16 and June 15, 2009.

Under the indentures governing the debentures, a default in the payment of any interest when it becomes due and payable that is not cured within 30 days is an “event of default.” If an event of default occurs and is continuing with respect to the debentures, the trustee or the holders of not less than 25% in aggregate principal amount of the debentures then outstanding may declare the entire principal of the debentures and the interest accrued thereon immediately due and payable. In addition, the Company may be required to pay additional interest on the debentures and the costs and expenses of collection, including reasonable compensation to the trustee, its agents, attorneys, and counsel. The Company has not been notified of any such additional interest, costs or expenses as of August 14, 2009.

On June 19, 2009, the Company commenced cash tender offers and consent solicitations for its $150.0 million in outstanding debentures with a purchase price of $200.00 per $1,000.00 principal amount of debentures, which includes the $20.00 consent payment.  The tender offer and consent solicitation for each series of debentures will expire at 5:00 p.m., New York City time, on September 21, 2009, unless extended or earlier terminated by the Company. Holders tendering their debentures will be required to consent to the proposed amendments to the indentures governing the debentures, which would eliminate substantially all of the restrictive covenants in the indentures, including the covenant that currently prohibits the Company from merging or selling all or substantially all of its assets unless the successor entity or purchaser is substituted as the obligor.  Consummation of the tender offer and consent solicitation is conditioned upon satisfaction or waiver of several conditions, including (i) the Company’s receipt of net proceeds from an offering, sale or other transaction sufficient to enable the Company to purchase the debentures that are validly tendered and not withdrawn, (ii) approval by the OTS of the Company’s payment of the purchase price for the debentures that are validly tendered and not withdrawn and (iii) the Company’s receipt of tenders and consents from holders of at least seventy-five percent (75%) in principal amount of each and every series of debentures subject to the tender offer and consent solicitation.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of stockholders on April 29, 2009.  At the meeting, 11,336,442 shares of the 13,685,553 shares outstanding and entitled to vote as of the March 2, 2009 record date were present in person or by proxy.  The matters voted on at the meeting were the election of three directors, each to hold office for a three-year term ending at the 2012 annual meeting of stockholders and until their successors are duly elected and qualified, and the ratification of the Audit Committee’s appointment of Grant Thornton LLP as the Company’s independent auditors for 2009.  The votes were cast as follows:

1. Election of Directors

	For	%	Withhold	%
Jesse Casso, Jr.	9,345,658	82.4%	1,990,784	17.6%
Christopher M. Harding	9,030,386	79.7%	2,306,056	20.3%
Steven L. Soboroff	9,248,550	81.6%	2,087,892	18.4%

The following directors continued their service after the meeting:  Babette E. Heimbuch, James P. Giraldin, Gisselle Acevedo, Brian E. Argrett, Nicholas C. Biase, William G. Ouchi and William P. Rutledge.

2. Ratification of Appointment of Grant Thornton LLP as 2009 Auditors:

For	%	Against	%	Abstain	%
11,042,334	98.4%	181,545	1.6%	112,563	--

Item 6. Exhibits

(3.1)	Restated Certificate of Incorporation filed as Exhibit 3.1 to Form 10-K for the fiscal year ended December 31, 1999 and incorporated by reference.
(3.2)	Amended and Restated Bylaws filed as Exhibit 3(ii) to Form 8-K dated June 27, 2008 and incorporated by reference.
(4.1)	Second Amended and Restated Rights Agreement dated as of October 23, 2008, filed on October 28, 2008 as Exhibit 4.1 to Form 8-K and incorporated by reference.
(10.1)*	Amended and Restated Supplemental Executive Retirement Plan dated October 23, 2008 filed as Exhibit 10.1 to Form 8-K dated October 23, 2008 and incorporated by reference.
(10.2)*
 Change of Control Agreement effective September 26, 1996 filed as Exhibit 10.4 to Form 10-Q for the quarter ended September 30, 1996 and Amendment filed as Exhibit 10.4 for quarter ended September 30, 2000 and incorporated by reference.

(10.3)
 1997 Non-employee Directors Stock Incentive Plan filed on August 12, 1997 as Exhibit 4.1 to Form S-8 dated August 12, 1997 and
 Amendment filed as Exhibit 10.5 to Form 10-Q for the quarter ended September 30, 2000 and incorporated by reference.

(10.4)	2007 Non-employee Directors Restricted Stock Plan filed as Appendix A to Schedule 14A, Proxy Statement for the Annual Stockholders’ Meeting held on April 26, 2006 and incorporated by reference.
(10.5)	Order to Cease and Desist with the Company dated January 26, 2009 filed as Exhibit 10.1 to Form 8-K dated January 26, 2009 and incorporated by reference.
(10.6)	Stipulation and Consent to Issuance of Order to Cease and Desist with the Company dated January 26, 2009 filed as Exhibit 10.2 to Form 8-K dated January 26, 2009 and incorporated by reference.
(10.7)	Order to Cease and Desist with the Bank dated January 26, 2009 filed as Exhibit 10.3 to Form 8-K dated January 26, 2009 and incorporated by reference.
(10.8)	Stipulation and Consent to Issuance of Order to Cease and Desist with the Bank dated January 26, 2009 filed as Exhibit 10.4 to Form 8-K dated January 26, 2009 and incorporated by reference.
(10.9)	Amended Order to Cease and Desist with the Company dated May 28, 2009 filed as Exhibit 10.1 to Form 8-K filed on May 29, 2009 and incorporated by reference.
(10.10)	Stipulation and Consent to Issuance of Amended Order to Cease and Desist with the Company dated May 28, 2009 filed as Exhibit 10.2 to Form 8-K filed on May 29, 2009 and incorporated by reference.
(10.11)	Amended Order to Cease and Desist with the Bank dated May 28, 2009 filed as Exhibit 10.3 to Form 8-K filed on May 29, 2009 and incorporated by reference.
(10.12)	Stipulation and Consent to Issuance of Amended Order to Cease and Desist with the Bank dated May 28, 2009 filed as Exhibit 10.4 to Form 8-K filed on May 29, 2009 and incorporated by reference.
(21)	Registrant's sole subsidiary is First Federal Bank of California, a federal savings bank.
(23)	Independent Auditors’ consent.
(31.1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31.2)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(32.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Indicates management contract or compensatory plan or arrangement.

  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRSTFED FINANCIAL CORP.
Registrant

Date: August 17, 2009	By: /s/	Douglas J. Goddard
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

Dated this 17th day of August, 2009

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

Dated this 17th day of August, 2009

	By: /s/	Douglas J. Goddard
Douglas J. Goddard
Chief Financial Officer

EXHIBIT 32.1

CEO CERTIFICATION

The undersigned, as Chief Executive Officer hereby certifies, to the best of her knowledge and belief, that:

(1)
the Quarterly Report on Form 10-Q of FirstFed Financial Corp. (the "Company") for the quarter ended June 30, 2009 (the "Report ") accompanying this certification fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (15 U.S.C. 78m or 78o(d)); and

(2)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company for such period.

FIRSTFED FINANCIAL CORP.
Registrant

Date: August 17, 2009
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

EXHIBIT 32.2

CFO CERTIFICATION

The undersigned, as Chief Financial Officer hereby certifies, to the best of his knowledge and belief, that:

(1)
the Quarterly Report on Form 10-Q of FirstFed Financial Corp. (the "Company") for the quarter ended June 30, 2009 (the "Report ") accompanying this certification fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (15 U.S.C. 78m or 78o(d)); and

(2)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company for such period.

FIRSTFED FINANCIAL CORP.
Registrant

Date: August 17, 2009
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