Form 10-Q
period 2009-09-30
FIRSTFED FINANCIAL CORP
filed 2009-11-16
CIK 810536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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
Yes    *                             No   ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” ”accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer *                        Accelerated filer ☑                        Non-accelerated filer *                        Smaller reporting company *

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes    *                            No    ☑

As of November 13, 2009, 13,684,553 shares of the Registrant's $.01 par value common stock were outstanding.

On November 9, 2009, the Registrant received notification from Grant Thornton LLP of their resignation as the Registrant’s independent registered public accounting firm.  The Registrant is currently conducting a search for a successor accounting firm, however no successor accounting firm has been selected or engaged as of the date of this filing.  As a result of Grant Thornton LLP’s resignation, the unaudited interim consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q have not been reviewed in accordance with Statement of Auditing Standards No. 100, as required by Rule 10-01(d) of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended.

The Registrant will file an amendment to this Quarterly Report on Form 10-Q as soon as practicable after the required review is completed.  As such, the unaudited interim consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q are subject to restatement.

Disclosure Regarding Forward-looking Statements

This Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical facts, included in this Quarterly Report that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, including, but not limited to, such matters as future product development, business development, competition, future revenues, business strategies, expansion and growth of the Company’s operations and assets and other such matters are forward-looking statements. These kinds of statements are signified by words such as “believes,” “anticipates,” “expects,” “intends,” “may”, “could,” and other similar expressions. However, these words are not the exclusive means of identifying such statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, including the risk factors discussed below, general economic and business conditions, the business opportunities (or lack thereof) that may be presented to and pursued by the Company, changes in law or regulations and other factors, many of which are beyond the Company’s control. Investors are cautioned that any such statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in the forward-looking statements. Specific factors that could cause results to differ materially from historical results or those anticipated are: (1) the ability and willingness of borrowers to pay their mortgage loans, which is affected by external factors such as interest rates, the California real estate markets and the strength of the California economy; (2) fluctuations between consumer interest rates and the cost of funds; (3) federal and state regulation of lending, deposit and other operations, including the regulatory enforcement actions to which we and the Bank are currently, and may in the future be, subject; (4) competition for financial products and services within the Bank’s market areas; (5) operational and infrastructural risks; (6) capital market activities; (7) critical accounting estimates; and (8) other risks detailed in reports filed by the Company with the Securities and Exchange Commission. The Company does not undertake to update any forward-looking statements, except to the extent that it is obligated to do so under applicable law. Readers are advised to carefully review the detailed discussion of risk factors contained in “Item 1A – Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 as well as additional disclosures contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 of that Form 10-K and Item 2 of this Form 10-Q.

FirstFed Financial Corp.
Index
Report on Form 10-Q
For the Quarterly Period Ended September 30, 2009

			Page
Part I.	Financial Information

	Item 1.	Financial Statements

		Consolidated Balance Sheets as of September 30, 2009, December 31, 2008 and September 30, 2008	1

		Consolidated Statements of Operations for the nine months ended September 30, 2009 and 2008	2

		Consolidated Statements of Cash Flows for the nine months ended September 30, 2009 and 2008	3

		Notes to Consolidated Financial Statements	4

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38

	Item 4.	Controls and Procedures	38

Part II.	Other Information (omitted items are inapplicable)

	Item 3.	Defaults Upon Senior Securities	39

	Item 4.	Submission of Matters to a Vote of Security Holders	40

	Item 6.	Exhibits	41

Signatures			42

PART I - FINANCIAL STATEMENTS

Item 1. Financial Statements

These Financial Statements have not been reviewed by an independent registered public accounting firm.

FirstFed Financial Corp. and Subsidiary
Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)
	September 30, 2009	December 31, 2008	September 30, 2008
ASSETS
Cash and cash equivalents	$298,661	$391,469	$62,661
Investment securities, available-for-sale (at fair value)	—	323,048	329,042
Mortgage-backed securities, available-for-sale (at fair value)	—	40,504	41,510
Loans receivable, net of allowances for loan losses of $244,048, $326,920 and $264,092	5,464,538	6,254,686	6,395,706
Accrued interest and dividends receivable	19,163	30,061	32,260
Real estate owned (REO), net	175,725	117,664	132,957
Office properties and equipment, net	21,262	24,102	21,140
Investment in Federal Home Loan Bank (FHLB) stock, at cost	115,150	115,150	130,496
Other assets	56,114	153,902	209,524
	$6,150,613	$7,450,586	$7,355,296

LIABILITIES
Deposits	$4,524,487	$4,907,356	$4,328,850
FHLB advances	1,300,000	2,085,000	2,313,000
Senior debentures	150,000	150,000	150,000
Accrued expenses and other liabilities	65,046	49,488	64,250
	6,039,533	7,191,844	6,856,100

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, par value $.01 per share; authorized 100,000,000 shares; issued 24,002,093 shares; outstanding 13,684,553 shares	240	240	240
Additional paid-in capital	58,391	57,880	57,176
Retained earnings	318,336	463,759	708,532
Unreleased shares to employee stock ownership plan	—	—	(31)
Treasury stock, at cost, 10,317,540 shares	(266,040)	(266,040)	(266,040)
Accumulated other comprehensive income (loss), net of taxes	153	2,903	(681)
	111,080	258,742	499,196
	$6,150,613	$7,450,586	$7,355,296

The accompanying notes are an integral part of these consolidated financial statements.

These Financial Statements have not been reviewed by an independent registered public accounting firm.

FirstFed Financial Corp. and Subsidiary
Consolidated Statements of Operations
(Dollars in thousands, except per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Interest and dividend income:
Interest on loans	$73,678	$93,141	$232,407	$297,807
Interest on mortgage-backed securities	—	427	691	1,543
Interest and dividends on investments	410	6,356	6,519	17,754
Total interest income	74,088	99,924	239,617	317,104
Interest expense:
Interest on deposits	25,797	32,280	92,984	105,738
Interest on borrowings	12,306	21,864	40,607	71,541
Total interest expense	38,103	54,144	133,591	177,279

Net interest income	35,985	45,780	106,026	139,825
Provision for loan losses	70,000	110,300	208,000	350,800
Net interest loss after provision for loan losses	(34,015)	(64,520)	(101,974)	(210,975)

Other income:
Loan servicing and other fees	296	149	1,037	3,407
Banking service fees	1,786	1,848	5,562	5,306
Gain on sale of loans	116	—	138	20
Gain on sale of investment securities	—	—	4,770	—
Net gain on REO	9,584	4,170	19,505	7,357
Other operating income	2,759	2,374	5,937	5,098
Total other income	14,541	8,541	36,949	21,188

Non-interest expense:
Salaries and employee benefits	8,867	11,105	28,479	35,456
Occupancy	3,647	3,029	11,225	10,932
Advertising	66	284	220	619
Amortization of core deposit intangible	—	127	—	380
Federal deposit insurance	4,073	1,074	16,477	2,970
Data processing	589	559	1,890	1,667
OTS assessment	615	439	1,880	1,347
Legal	616	497	1,123	1,805
Real estate owned operations	5,726	4,277	13,285	8,541
Other operating expense	2,322	1,776	5,819	6,642
Total non-interest expense	26,521	23,167	80,398	70,359

Loss before income taxes	(45,995)	(79,146)	(145,423)	(260,146)
Income tax benefit	—	(27,560)	—	(103,267)
Net loss	$(45,995)	$(51,586)	$(145,423)	$(156,879)

Net loss	$(45,995)	$(51,586)	$(145,423)	$(156,879)
Other comprehensive loss, net of taxes	—	(756)	(2,750)	(676)
Comprehensive loss	$(45,995)	$(52,342)	$(148,173)	$(157,555)

Loss per share:
Basic	$(3.36)	$(3.77)	$(10.63)	$(11.48)
Diluted	$(3.36)	$(3.77)	$(10.63)	$(11.48)

Weighted average shares outstanding:
Basic	13,678,708	13,668,576	13,677,947	13,663,059
Diluted	13,678,708	13,668,576	13,677,947	13,663,059

The accompanying notes are an integral part of these consolidated financial statements.

These Financial Statements have not been reviewed by an independent registered public accounting firm.

FirstFed Financial Corp. and Subsidiary
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)
	Nine months ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(145,423)	$(156,879)
Adjustments to reconcile net loss to
net cash provided by operating activities:
Stock option compensation	511	1,551
Excess tax benefits related to stock option awards	—	(29)
Depreciation and amortization	2,317	1,901
Provision for loan losses	208,000	350,800
Yield adjustments on troubled debt restructured	(6,219)	(2,434)
Amortization of fees and premiums/discounts	1,395	10,355
Decrease in interest income accrued in excess
of borrower payments	49,855	12,035
Net gain on REO	(19,505)	(7,357)
Gain on sale of loans	(138)	(20)
Gain on sale of investment securities	(4,770)	—
Deferred gain on sale of branch facility	(1,194)	—
FHLB stock dividends	—	(4,518)
Valuation allowance for deferred tax assets	2,330	—
Change in deferred taxes	(1,861)	(54,536)
Change in current taxes	104,445	(45,957)
Decrease in interest and dividends receivable	10,898	13,232
Decrease in interest payable	(6,292)	(7,967)
Amortization of core deposit intangible asset	—	380
Increase in other assets	(5,131)	(10,104)
Increase in accrued expenses and other liabilities	21,850	16,861
Total adjustments	356,491	274,193
Net cash provided by operating activities	211,068	117,314

CASH FLOWS FROM INVESTING ACTIVITIES:
Loans made to customers and principal collections
on loans, net	236,442	(495,091)
Loans purchased	(402)	(6,484)
Proceeds from sale of real estate	262,712	146,194
Proceeds from maturities and principal payments
of investment securities, available for sale	23,215	38,597
Principal reductions on mortgage-backed securities,
available for sale	2,793	4,763
Purchase of investment securities, available for sale	—	(51,647)
Proceeds from sale of investment securities, available for sale	337,515	—
Purchases of FHLB stock, net	—	(21,591)
Proceeds from sale of branch facility	2,039	—
Purchases of premises and equipment	(321)	(5,256)
Net cash provided by (used in) investing activities	863,993	(390,515)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in retail and commercial deposits	719,571	(250,104)
Net (decrease) increase in brokered deposits	(1,102,440)	422,262
Net decrease in short term borrowings	(455,000)	(386,000)
Net (decrease) increase in long term borrowings	(330,000)	495,000
Proceeds from stock options exercised	—	529
Excess tax benefits related to stock option awards	—	29
Other	—	172
Net cash (used in) provided by financing activities	(1,167,869)	281,888
Net (decrease) increase in cash and cash equivalents	(92,808)	8,687
Cash and cash equivalents at beginning of period	391,469	53,974
Cash and cash equivalents at end of period	$298,661	$62,661

The accompanying notes are an integral part of these consolidated financial statements.

FirstFed Financial Corp. and Subsidiary
Notes to Consolidated Financial Statements
(Unaudited)

Explanatory Note

On November 9, 2009, the Registrant received notification from Grant Thornton LLP of their resignation as the Registrant’s independent registered public accounting firm.  The Registrant is currently conducting a search for a successor accounting firm, however no successor accounting firm has been selected or engaged as of the date of this filing.  As a result of Grant Thornton LLP’s resignation, the unaudited interim consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q have not been reviewed in accordance with Statement of Auditing Standards No. 100, as required by Rule 10-01(d) of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended.

The Company will file an amendment to this Quarterly Report on Form 10-Q as soon as practicable after the required review is completed.  As such, the unaudited interim consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q are subject to restatement.

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

2.  Subsequent Event

Management has evaluated subsequent events through November 13, 2009.

On November 6, 2009, President Barack Obama signed into law the Worker, Homeownership, and Business Assistance Act of 2009 which includes, among other things, a provision allowing all businesses - except those that received funds under the Troubled Asset Relief Program - to elect a five-year carry back of net operating losses. The Act allows taxpayers to elect to increase the present-law carry back period for an applicable net operating loss from two years up to five years for taxable years ending after December 31, 2007. A taxpayer may elect an extended carry back period for only one taxable year.

The following table summarizes the pro forma impact of the five-year net operating loss carry back would have on the Company’s Consolidated Balance Sheet and Consolidated Statements of Operations as of September 30, 2009:

	Pro Forma Results
	As Reported	5-Year Loss Carry Back	Pro Forma
	(Dollars in thousands, except per share data)

Other assets (income taxes receivable)	$56,114	$76,284	$132,398
Total Assets	$6,150,613	$76,284	$6,226,897

Shareholders’ Equity	$111,080	$76,284	$187,364
Total Liabilities and Stockholders’ Equity	$6,150,613	$76,284	$6,226,897

Loss before income taxes	$(145,423)	$—	$(145,423)
Income tax benefit	—	76,284	76,284
Net loss	$(145,423)	$76,284	$(69,139)

Loss per share:
Basic	$(10.63)	$5.58	$(5.05)
Diluted	$(10.63)	$5.58	$(5.05)

The following table summarizes the Bank’s capital ratios at September 30, 2009 after giving effect to the subsequent event:

	As Reported			Pro Forma

			5-Year Loss
	Amount	Ratio	Carry Back	Amount	Ratio
	(Dollars in thousands)

Tangible Capital	$261,051	4.25%	$76,284	$337,335	5.49%
Core Capital	$261,051	4.25%	$76,284	$337,335	5.49%
Tier 1 Risk-Based Capital	$261,051	7.59%	$76,284	$337,335	9.81%
Risk-Based Capital	$306,519	8.91%	$76,284	$382,803	11.13%

3.  Regulatory Matters and Uncertainties

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

On May 28, 2009, the Company and the Bank each consented to the issuance of an Amended Order to Cease and Desist (the "Company Amendment" and the "Bank Amendment," respectively, and together, the "Amendments") by the OTS. The Amendments amend and supplement the Orders to Cease and Desist that were issued by the OTS on January 26, 2009.

The Amendments required that the Company and the Bank submit to the OTS within thirty days a detailed capital plan to address how the Bank expected to meet and maintain a minimum Tier 1 Core Capital ratio of 7% and a minimum Total Risk-Based Capital ratio of 14% by September 30, 2009. The capital plan addressed how the Bank will meet and maintain the foregoing capital ratios and provide for the augmentation of capital to, among other things, support the Bank's business strategy and operations. The Company and the Bank did timely submit a capital plan to the OTS as required by the Amendments.  If the Bank fails to meet or maintain the foregoing capital ratios or otherwise fails to comply with the updated capital plan, the Bank must then submit to the OTS a contingency plan to accomplish either a merger with or acquisition by another federally insured institution or holding company thereof, or a voluntary liquidation of the Bank. The Bank Amendment also provides that the Bank may not accept, renew or roll over any brokered deposits, or act as a deposit broker, without the prior written approval of the Federal Deposit Insurance Corporation.

The Bank failed to meet these required capital ratios on September 30, 2009, and, accordingly, as required by the Bank Order, the Bank submitted to the OTS a contingency plan to accomplish either a merger of the Bank with, or an acquisition of the Bank by, another federally insured institution or holding company thereof or a voluntary liquidation of the Bank.  The FDIC may at any time commence a resolution process for the Bank that would include the marketing of the Bank or its assets to prospective buyers, culminating in a potential FDIC seizure or FDIC-assisted acquisition of the Bank.

Non-Payment of Interest Due March 16, June 15, 2009 and September 15, 2009 on Outstanding Company Debt; Tender Offer and Consent Solicitation for Outstanding Company Debt

The Company has $150.0 million in outstanding unsecured fixed/floating rate senior debentures (the “Senior Notes”). The Company Order issued by the OTS prohibits the Company from making payments (including, without limitation, principal, interest or fees of any kind) on any existing debt without the consent of the OTS.  The Company did not receive consent from the OTS to make the $2.3 million quarterly interest payments that were due on the Senior Notes on each of March 16, June 15 and September 15, 2009.

Under the indentures governing the Senior Notes, a default in the payment of any interest when it becomes due and payable that is not cured within 30 days is an “event of default.” If an event of default occurs and is continuing with respect to the debentures, the trustee or the holders of not less than 25% in aggregate principal amount of the Senior Notes then outstanding may declare the entire principal of the Senior Notes and the interest accrued thereon immediately due and payable. In addition, the Company may be required to pay additional interest on the Senior Notes and the costs and expenses of collection, including reasonable compensation to the trustee, its agents, attorneys, and counsel. The Company has not been notified of any such additional interest, costs or expenses as of November 9, 2009.

On June 19, 2009, the Company commenced cash tender offers and consent solicitations for its $150.0 million in Senior Notes. The terms and conditions of the tender offers and consent solicitations are described in the Offer to Purchase and Consent Solicitation Statement, dated June 19, 2009 (the “Offer to Purchase”), and the related Letter of Transmittal and Consent.

The tender offer and consent solicitation for each series of Senior Notes will expire at 5:00 p.m., New York City time, on November 25, 2009, unless extended or earlier terminated by the Company (the “Tender Expiration Date”). In order to be eligible to receive the purchase price of $200.00 per $1,000.00 principal amount of securities, which includes the $20.00 consent payment, holders must validly tender, and not validly withdraw, their Senior Notes prior to 5:00 p.m., New York City time, on November 25, 2009, unless extended or earlier terminated by the Company (the “Consent Payment Deadline”). Holders tendering their Senior Notes after the applicable Consent Payment Deadline but prior to the applicable Tender Expiration Date will be eligible to receive an amount equal to the purchase price less the consent payment, or $180.00 per $1,000.00 principal amount of securities. Senior Notes purchased in the tender offers will be paid for on the applicable settlement date for each tender offer, which, assuming the tender offers are not extended, will be promptly after the applicable Tender Expiration Date.

As of 5:00 p.m., New York City time, on November 6, 2009, the Company had received tenders and consents from holders of $50,000,000 in aggregate amount of the Senior Notes due March 15, 2016, representing 100% of such securities, $50,000,000 in aggregate amount of the Senior Notes due June 15, 2015, representing 100% of such securities, and $43,000,000 in aggregate amount of the Senior Notes due June 15, 2017, representing 86% of such securities.

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

4.  Loss per Share

Basic loss per share was computed by dividing the net loss by the weighted average number of shares of common stock outstanding for the period. Loss per common share has been computed based on the following:

	Three months ended September 30,
	2009	2008
	(In thousands, except share data)

Net loss	$(45,995)	$(51,586)

Average number of common shares outstanding	13,678,708	13,668,576
Effect of dilutive stock options	—	—
Average number of common shares outstanding used to calculate diluted loss per common share	13,678,708	13,668,576

	Nine months ended September 30,
	2009	2008
	(In thousands, except share data)

Net loss	$(145,423)	$(156,879)

Average number of common shares outstanding	13,677,947	13,663,059
Effect of dilutive stock options	—	—
Average number of common shares outstanding used to calculate diluted loss per common share	13,677,947	13,663,059

There was no dilutive effect during the third quarter or nine months ended September 30, 2009 or 2008, since the Company was in a net loss position. There were 811,042 anti-dilutive shares excluded from the weighted average shares outstanding calculation during the third quarter and nine months ended September 30, 2009 and there were 863,197 anti-dilutive shares excluded from the weighted average shares outstanding calculation during the third quarter and nine months ended September 30, 2008.

5.  Cash and Cash Equivalents

For purposes of reporting cash flows on the "Consolidated Statements of Cash Flows," cash and cash equivalents include cash, overnight investments and securities purchased under agreements to resell which mature within 90 days of the date of purchase.

6.  Loan Modifications

At September 30, 2009, the Bank had 2,724 modified loans with principal balances totaling $1.3 billion.

Based on the underwriting at the time of the modification, the Bank makes a determination whether or not the loan is a troubled debt restructuring (“TDR”). Modified loans are not considered TDRs when the loan terms are consistent with the Bank’s current product offerings and the borrowers meet the Bank’s current underwriting standards with regard to Fair Isaac Corporation (“FICO”) score, debt to income ratio, and loan-to-value ratio. At September 30, 2009, 2,654 of the modified loans, with balances totaling $1.2 billion, were considered TDRs and 70 loans, with balances totaling $34.9 million, were not considered TDRs.

For modified loans that are considered TDRs, the Bank calculates and records an impaired valuation allowance based on the present value of expected future cash flows discounted at the loan’s effective interest rate (based on the original contractual rate). An impaired valuation allowance is recorded when the present value of expected future cash flows is less than the recorded investment in the loan. The present value of expected future cash flows will increase from one reporting period to the next as a result of the passage of time. The Bank accomplishes the recording of this portion of the change in impairment value by amortizing the original impaired valuation allowance amount over the life of the loan as an adjustment to loan yield. The impaired valuation allowance is recomputed at the end of each reporting period if there is a significant change (increase or decrease) in the amount or timing of the expected future cash flows, or if actual cash flows are significantly different from the cash flows previously projected.

Some future payments to which the Bank is contractually entitled are not included in the expected future cash flows because of uncertainty regarding their future collection. If, as a part of the modification process, the borrower is allowed to defer making interest payments on a portion of the principal, that principal amount is assumed to be uncollectible for purposes of cash flow projections. As of September 30, 2009, the Bank had $2.2 million in deferred principal amounts that had been charged off. Similarly, for any loans that were in non-accrual status prior to modification that are brought current by capitalizing interest into the principal balances, any capitalized interest is assumed to be uncollectible and is charged off or an impaired valuation allowance is established. As of September 30, 2009, the Bank had $95.8 million in loans with capitalized interest totaling $1.8 million.

TDRs for which impaired valuation allowances are recorded based on the present value of expected future cash flows are reviewed each quarter to determine if foreclosure is probable. At September 30, 2009, the Bank had $1.2 billion of modified loans recorded based on the present value of expected future cash flows.  Impaired valuation allowances on these loans totaled $66.2 million as of September 30, 2009.

Impairment of TDRs for which foreclosure is probable is measured based on the fair value of the collateral, net of all selling costs. At September 30, 2009, the Bank had $76.6 million of modified loans that were recorded at net collateral value after charge-offs totaling $22.3 million were taken. These loans were moved to non-accrual status because foreclosure was determined to be probable. Impaired valuation allowances on these loans totaled $14.5 million as of September 30, 2009.

As of September 30, 2009, $57.7 million of modified loans that were considered TDRs were 90 days or more delinquent.

7.  Loan Loss Allowances

Listed below is a summary of activity in the general valuation allowance and the valuation allowance for impaired loans during the periods indicated.

	General Valuation Allowance	Valuation Allowances For Impaired Loans	Total
	(In thousands)

Balance at December 31, 2008:	$280,185	$46,735	$326,920
Provision for loan losses	158,567	49,433	208,000
Yield adjustment on troubled debt restructurings(1)	—	(6,219)	(6,219)
Charge-offs:
Single family	(285,900)	(2,210)	(288,110)
Commercial loan	(640)	—	(640)
Consumer loans	(690)	—	(690)
Total charge-offs	(287,230)	(2,210)	(289,440)
Recoveries	4,787	—	4,787
Net charge-offs	(282,443)	(2,210)	(284,653)
Balance at September 30, 2009:	$156,309	$87,739	$244,048

	General Valuation Allowance	Valuation Allowances For Impaired Loans	Total
	(In thousands)

Balance at December 31, 2007:	$127,503	$555	$128,058
Provision for loan losses	306,180	44,620	350,800
Yield adjustment on troubled debt restructurings(1)	—	(2,434)	(2,434)
Charge-offs:
Single family	(207,060)	(6,523)	(213,583)
Total charge-offs	(207,060)	(6,523)	(213,583)
Recoveries	1,251	—	1,251
Net charge-offs	(205,809)	(6,523)	(212,332)
Transfers	(6,514)	6,514	—
Balance at September 30, 2008:	$221,360	$42,732	$264,092

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

8.  Impaired Loans and Troubled Debt Restructurings

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

The following is a summary of impaired loans, net of valuation allowances for impairment, at the dates indicated:

	September 30, 2009	December 31, 2008	September 30, 2008
	(In thousands)
Troubled debt restructurings	$1,093,920	$572,307	$500,139
Non-accrual loans	169,516	152,227	30,670
Other impaired loans	12,812	1,257	—
	$1,276,248	$725,791	$530,809

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

The following is a summary of information pertaining to impaired loans at the dates indicated:

	September 30, 2009	December 31, 2008	September 30, 2008
	(In thousands)
Impaired loans without valuation allowances	$88,177	$18,050	$31,027
Impaired loans with valuation allowances	1,275,810	754,476	542,514
Valuation allowances on impaired loans	(87,739)	(46,735)	(42,732)

	Nine months ended September 30,
	2009	2008
	(In thousands)
Average investment in impaired loans	$844,030	$259,764
Interest recognized on impaired loans	9,451	2,961
Interest recognized on impaired loans using the cash basis	9,576	1,806

9.  Real Estate Owned Activity

The following table shows activity in real estate owned (“REO”) during the periods indicated:

	Nine months ended September 30,
	2009	2008
	(In thousands)
Beginning Balance	$117,664	$21,090
Acquisitions	301,268	250,705
Write-downs	(16,853)	(13,172)
Sales of REO	(226,354)	(125,666)
Ending Balance	$175,725	$132,957

Net gain on REO is comprised of the following items for the periods indicated:

	Three months ended September 30,
	2009	2008
	(In thousands)
Gain on sale of REO	$15,049	$12,342
Loss on sale of REO	—	(1,518)
Write down on REO	(5,465)	(6,654)
Net gain on REO	$9,584	$4,170

	Nine months ended September 30,
	2009	2008
	(In thousands)
Gain on sale of REO	$37,050	$22,348
Loss on sale of REO	(692)	(1,819)
Write down on REO	(16,853)	(13,172)
Net gain on REO	$19,505	$7,357

The following items are included in REO operations for the periods indicated:

	Three months ended September 30,
	2009	2008
	(In thousands)
Single family REO expense	$5,743	$4,306
Single family REO income	(17)	(29)
Net REO expense	$5,726	$4,277

	Nine months ended September 30,
	2009	2008
	(In thousands)
Single family REO expense	$13,395	$8,602
Single family REO income	(110)	(61)
Net REO expense	$13,285	$8,541

Operating costs on REO consist primarily of repair and clean up costs, property taxes, insurance, home owners’ association dues, if any, and utilities expenses during the holding period.

10.  Income Taxes

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

The Company’s federal and state deferred tax assets increased significantly during 2008 due to a significant increase in its general loan valuation allowance. To the extent that the loan loss allowance is not allocable to specific loans, it represents future tax benefits which would be realized when actual charge-offs are made against the allowance. Because the Bank recorded a net loss during 2008 and the nine months ended September 30, 2009, future earnings that would cause the future tax benefits to be realized cannot be assured. Therefore, valuation allowances were recorded to reduce the deferred tax assets to the amount management deems more likely than not to be realized through the carry back of tax losses to prior years’ federal tax returns. At September 30, 2009, the Bank had $42.7 million in federal deferred tax assets net of valuation allowances. Since the state of California does not allow net operating loss carry backs, a valuation allowance was established for the entire amount of the state deferred tax assets. No expected future earnings were considered in determining the amount of the deferred tax assets.

11.  Fair Value Measurements

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

Loans held for sale
Loans held for sale are required to be measured based on the lower of cost or fair value. Market value is used to represent fair value. When management has loans held for sale, it obtains quotes or bids on all or part of these loans directly from the purchasing financial institutions. There were no loans held for sale at September 30, 2009.

Impaired loans
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

Real estate owned
REO is measured at fair value less the estimated cost to sell. The fair value of REO at September 30, 2009 was determined either by appraisals or independent valuations that were then adjusted for the cost related to liquidation of the subject property, or by sales agreement.

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

Borrowings
For short-term borrowings, fair value approximates carrying value. For long-term fixed rate borrowings, fair value is based on discounting future contractual cash flows by the current interest rate paid on such borrowings with similar remaining maturities. The fair value of the $150.0 million holding company debt was determined based on the tender offer price.

The following table presents the carrying amounts and estimated fair values of financial instruments at September 30, 2009.

	Carrying Amount	Fair Value
	(In thousands)
ASSETS
Cash and cash equivalents	$298,661	$298,661
Loan receivable	5,464,538	5,374,800
Real estate owned	175,725	175,725
FHLB stock	115,150	115,150

LIABILITIES
Deposits	$4,524,487	$4,581,555
Short-term borrowings	600,000	600,000
Long-term borrowings	850,000	750,394

The Financial Accounting Standards Board ("FASB") has issued an accounting standard  which defines fair value, establishes a framework for measuring fair value, establishes a three-level valuation hierarchy for disclosure of fair value measurement, and enhances disclosure requirements for fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date.

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

•	Level 3	inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The following table represents fair value information for financial instruments measured at fair value at September 30, 2009:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Non-Recurring Items:
Non-accrual impaired loans	$169,516	$—	$169,516	$—
Other impaired loans	12,812	—	12,812	—
Real estate owned	175,725	—	175,725	—
Total	$358,053	$—	$358,053	$—

12.  Stock Options and Restricted Stock

Stock Options

At September 30, 2009, the Company had options outstanding issued under its 1994 Stock Option and Appreciation Rights Plan (“1994 Plan”), a share-based compensation program. Options granted under the 1994 Plan are vested over a nine year period and have a maximum contractual term of 10 years. At September 30, 2009, the number of shares authorized for option awards under the 1994 Plan totaled 1,713,375.

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

The Company recorded stock-based compensation expense related to stock options of $300 thousand and $900 thousand for the third quarter and the nine months ended September 30, 2009, respectively. For the third quarter and the nine months ended September 30, 2008, the Company recorded such stock-based compensation expense of $426 thousand and $1.4 million, respectively.

There were no options granted under the 1994 Plan during the nine months ended September 30, 2009. The weighted average fair value of options granted under the 1994 Plan during the first quarter of 2008 was $10.91 using the following assumptions: expected volatility of 24%; risk-free interest rate of 3.15%; and an expected average life of 5.9 years.

The following is a summary of stock option transactions for the nine months ended September 30, 2009:

Stock Options:	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (In thousands)

Outstanding at January 1, 2009	848,807	$42.32
Granted	—	—
Exercised	—	—
Forfeited	(43,610)	52.58
Outstanding at September 30, 2009	805,197	$41.76	4.80	$—
Exercisable at September 30, 2009	446,928	$33.33	5.93	$—

There were no options exercised during the third quarter or the nine months ended September 30, 2009.  The total intrinsic value of options exercised during the first nine months of 2008 was $445 thousand.  Cash received from options exercised during the first nine months of 2008 was $529 thousand. No options were exercised during the third quarter of 2008.

As of September 30, 2009, the unearned compensation cost related to non-vested stock options totaled $1.8 million to be recognized over a weighted average period of 3.2 years.

Restricted Stock

On April 26, 2007, the stockholders of the Company adopted the 2007 Non-employee Directors Restricted Stock Plan (“2007 Plan”). Under the 2007 Plan, the Company may grant up to 200,000 shares to non-employee directors of the Company. Of each grant, 50% of the restricted shares will vest on the one-year anniversary date of the issuance and the remaining 50% will vest on the third-year anniversary date of the issuance. Upon retirement of a non-employee director, any non-vested shares of stock shall automatically vest.

The Company recorded stock-based compensation expense of $79 thousand related to restricted stock for the nine months ended September 30, 2009. For the nine months ended September 30, 2008, the Company recorded such stock-based compensation expense of $305 thousand, net of tax.

There were no restricted shares issued to non-employee directors during the nine months ended September 30, 2009. The Company issued 1,670 shares of restricted stock to each of the seven non-employee directors during the first quarter of 2008.

The following is a summary of transactions in the Company’s non-vested restricted stock as of September 30, 2009.

Non-vested Stock:	Number of Shares	Weighted Average Grant Date Fair Value

Outstanding at January 1, 2009	14,390	$41.92
Granted	—
Vested	(8,545)	$45.93
Forfeited	—
Outstanding at September 30, 2009	5,845	$36.07

The total fair value of the restricted stock awards that vested during the nine months ended September 30, 2009 was $14 thousand.

As of September 30, 2009, the total unrecognized compensation cost related to non-vested restricted awards totaled $185 thousand to be recognized over a weighted average period of 9 months.

13.  Supplementary Executive Retirement Plan

The following table sets forth the net periodic benefit cost attributable to the Company’s Supplementary Executive Retirement Plan:

	Pension Benefits
	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(Dollars in thousands)

Service cost	$63	$86	$189	$258
Interest cost	221	257	663	771
Amortization of net loss	—	190	—	570
Net periodic benefit cost	$284	$533	$852	$1,599

Weighted Average Assumptions
Discount rate	6.25%	6.25%	6.25%	6.25%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%
Expected return on plan assets	N/A	N/A	N/A	N/A

14.  Recent Accounting Pronouncements

In July 2009, the FASB Accounting Standards CodificationTM (Codification) became the single source of authoritative non-SEC U.S. generally accepted accounting principles (GAAP) for non-governmental entities. The Codification is effective for financial statements for interim and annual periods ending after September 15, 2009. For periods ending after September 15, 2009 any references to specific accounting guidance must be Codification references.

In June 2009, the FASB issued an accounting standard to improve how enterprises account for and disclose their involvement with variable interest entities (VIEs), which are special-purpose entities, and other entities whose equity at risk is insufficient or lack certain characteristics. Among other things, the standard changes how an entity determines whether it is the primary beneficiary of a VIE and whether that VIE should be consolidated. The standard requires an entity to provide significantly more disclosures about its involvement with VIEs. As a result, the Company must comprehensively review its involvements with VIEs and potential VIEs, including entities previous considered to be qualifying special purpose entities, to determine the effect on its consolidated financial statements and related disclosures. The standard is effective as of the beginning of a reporting entity’s first annual reporting period that begins after November 15, 2009 and for interim periods within the first annual reporting period. Earlier application is prohibited. The Company does not believe that the adoption of this guidance will have a significant effect on its consolidated financial statements.

In June 2009, the FASB issued an accounting standard that changes the derecognition guidance for transferors of financial assets, including entities that sponsor securitizations, to align that guidance with other guidance. The standard also eliminates the exemption from consolidation for qualifying special-purpose entities (QSPEs). As a result, all existing QSPEs need to be evaluated to determine whether the QSPE should be consolidated. The standard is effective as of the beginning of a reporting entity’s first annual reporting period beginning after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The recognition and measurement provisions of this standard must be applied to transfers that occur on or after the effective date. Early application is prohibited. The standard also requires additional disclosures about transfers of financial assets that occur both before and after the effective date. The Company does not believe that this guidance will have a significant effect on its financial statements.

In May 2009, the FASB issued an accounting standard to incorporate the accounting and disclosure requirements for subsequent events into U.S. generally accepted accounting principles. This standard introduces new terminology, defines a date through which management must evaluate subsequent events, and lists the circumstances under which an entity must recognize and disclose events or transactions occurring after the balance-sheet date. The Company adopted this standard as of June 30, 2009, which was the required effective date. The Company evaluated its September 30, 2009 financial statements for subsequent events through November 13, 2009, the date the financial statements were available to be issued. A subsequent event is disclosed in Note 2 of the Notes to these Consolidated Financial Statements.

In April 2009, the FASB issued accounting standards to require disclosures about fair value of financial instruments for interim reporting periods of publicly-traded companies as well as in annual financial statements. This standard also amended existing guidance to require those disclosures in summarized financial information at interim reporting periods. This standard is effective for interim periods ending after June 15, 2009. Fair value information for the Company is presented in Note 11 of the Notes to these Consolidated Financial Statements.

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

The Securities and Exchange Commission (“SEC”) maintains a website which contains reports, proxy statements, and other information pertaining to registrants that file electronically with the SEC, including the Company. The internet address is: www.sec.gov. In addition, the Company’s periodic and current reports are available free of charge on the Company’s website at www.firstfedca.com as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.

Consolidated Balance Sheets

At September 30, 2009, the Company, the holding company for First Federal Bank of California and its subsidiaries ("Bank"), had consolidated stockholders’ equity of $111.1 million compared to $258.7 million at December 31, 2008 and $499.2 million at September 30, 2008. Stockholders’ equity decreased from December 31, 2008 to September 30, 2009 due to a $145.4 million loss recorded during the nine months ended September 30, 2009.

The Bank’s risk-based capital ratio was 8.91% at September 30, 2009 and its core and tangible capital ratios were 4.25%. These capital ratios are below the levels required by the Bank’s federal regulators to be considered “well capitalized”. The Company and the Bank are operating under Amended Orders to Cease and Desist (“Amendments”) issued by the Office of Thrift Supervision (“OTS”) on May 28, 2009. As required by the Amendments, the Company and the Bank have submitted a detailed capital plan to the OTS addressing how the Bank expected to meet and maintain a Tier 1 Core Capital ratio of 7% and a minimum Total Risk-Based Capital Ratio of 14% by September 30, 2009. The capital plan addressed how the Bank will meet and maintain the foregoing capital ratios and provides for the augmentation of capital to, among other things, support the Bank's business strategy and operations. The Bank failed to meet these required capital ratios, and, accordingly, as required by the Bank Order, the Bank submitted to the OTS a contingency plan to accomplish either a merger of the Bank with, or an acquisition of the Bank by, another federally insured institution or holding company thereof or a voluntary liquidation of the Bank.

Total assets decreased to $6.2 billion at September 30, 2009 from $7.5 billion at December 31, 2008 and $7.4 billion at September 30, 2008 primarily due to loan payoffs and the sale of the Bank’s investment securities and mortgage-backed securities during the second quarter of 2009. Loan originations decreased to $108.0 million during the nine months ended September 30, 2009 compared to $1.3 billion during the nine months ended September 30, 2008. The Bank curtailed its lending efforts in January of 2009 based on the original Order to Cease and Desist issued by the OTS on January 26, 2009.

The net loss during the third quarter of 2009 was due primarily to a $70.0 million provision for loan losses relating to the Bank’s single family loan portfolio. The Bank’s estimate of losses on single family loans is based on the continued weakness in the California real estate market and the increase in unemployment in California. However, the loan loss provision decreased compared to the third quarter of last year because fewer loans are facing payment recast, newly delinquent single family loans have decreased and 51% of the Bank’s non-performing assets have already been adjusted to fair market value less estimated selling costs.

The Bank estimates that 129 loans with balances totaling approximately $56.1 million remain scheduled to recast during 2009. Another 771 loans, with balances totaling $344.0 million, are scheduled to recast during 2010. In comparison, there were 1,960 loans with balances totaling approximately $907.3 million that were scheduled to recast during the year 2008 alone. The total portfolio of loans scheduled to recast has fallen from $2.1 billion at September 30, 2008 to $824.1 million at September 30, 2009.

Single family loans less than 90 days delinquent were $74.7 million at September 30, 2009 compared to $109.2 million at June 30, 2009, $208.2 million at December 31, 2008 and $212.1 million at September 30, 2008.  Management believes that the decline in single family loan delinquencies is the result of several factors including the success of the Bank’s loan modification programs, improving real estate prices and home sales in California and the overall lowering of interest rates upon which the Bank’s adjustable mortgages are based.

Non-performing assets increased to $567.7 million or 9.23% of total assets at September 30, 2009 compared to $521.5 million or 7.00% at December 31, 2008 and $579.1 million or 7.87% at September 30, 2008. The increase in non-performing assets over the last year was due to single family REO which grew to $175.7 million at September 30, 2009 from $117.7 million at December 31, 2008 and $133.0 million at September 30, 2008. The increase in single family REO resulted from: (1) the highest level of unemployment in California since 1940, (2) the inability of borrowers to afford their loan payments after recast, (3) the inability of borrowers to refinance their loans due to tighter credit and more stringent underwriting standards by mortgage lenders and (4) the continued overall weakness in the California real estate market. It is Bank’s policy to record REO based on fair market value less estimated selling costs.

Non-performing assets also included non-accrual loans, which were mostly comprised of single family loans over the last year. Single family non-accrual loans were $389.2 million at September 30, 2009 compared to $403.8 million at December 31, 2008 and $445.2 million at September 30, 2008. Single family non-accrual loans at September 30, 2009, December 31, 2008 and September 30, 2008 included $95.8 million, $14.8 million and $7.0 million in loans which were current, but for which the Bank had capitalized interest into the loan balance as part of the modification process. It is the Bank’s policy that these loans remain in non-accrual loans until the loans have performed by making all contractual payments required by their loan for six months.

Despite the inclusion of loans with capitalized interest, single family non-accrual loans decreased due to the Bank’s proactive efforts to modify loans before they reach their maximum allowed negative amortization or are otherwise subject to recast. Continued increases in the California unemployment rate could have a negative effect on this trend. Non-accrual loans at September 30, 2009, December 31, 2008 and September 30, 2008 included $113.9 million, $134.9 million and $18.9 million, respectively, of severely delinquent non-accrual loans which were written down to net collateral value less estimated costs to liquidate.

With its modification program, the Bank has been focusing on modifying loans for the last seven quarters to lessen the number of loans at risk for foreclosure due to payment recast. Modified loans totaled $1.2 billion net of valuation allowances as of September 30, 2009. Of these modified loans, $1.2 billion net of valuation allowances were considered troubled debt restructurings (“TDRs”). The other $34.9 million in adjustable rate mortgages modified as of September 30, 2009 were not considered TDRs and therefore no valuation allowances were established. Modified loans totaled $590.4 million as of December 31, 2008 and $516.3 million as of September 30, 2008.

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

In a press release dated October 7, 2009, the California Association of Realtors (CAR) projected that, at the end of 2009, the median price of an existing home in the state of California will have fallen by 21.8% from the 2008 level. A minor increase of 3.3% is projected for 2010 unless there is a heavier than expected wave of foreclosures which causes the inventory of unsold homes to increase. CAR projects that sales of existing single family homes for the year 2009 will be 22.8% higher than in 2008 due to affordable home prices, tax credits for first-time homebuyers and low interest rates. However, sales activity is projected to decrease by 2.3% during 2010 due to continued challenges in the California labor market, the inability of homebuyers to secure financing and concerns about the reliability of real estate values. The UCLA Forecast for California, September 2009 Report, projects that the California economy will start growing in 2011, but not enough to drive the unemployment rate below 10% until the end of 2011 because the California economy will likely not produce enough jobs for new entrants to the labor force over the next couple of years.

Lending Activities

The following table shows the components of the loan portfolio by type at the dates indicated:

	September 30, 2009	December 31, 2008	September 30, 2008
	(In thousands)
REAL ESTATE LOANS:
First trust deed residential loans
One-to-four units	$3,654,209	$4,378,731	$4,521,889
Five or more units	1,835,117	1,936,286	1,857,634
Residential loans	5,489,326	6,315,017	6,379,523

OTHER REAL ESTATE LOANS:
Commercial and industrial	130,529	148,841	149,901
Second trust deeds	2,607	4,201	2,021
Other	4,169	1,953	4,212
Real estate loans	5,626,631	6,470,012	6,535,657

NON-REAL ESTATE LOANS:
Deposit accounts	1,108	1,354	1,330
Commercial business loans	51,398	79,378	92,605
Consumer loans	33,590	33,661	32,139
Loans receivable	5,712,727	6,584,405	6,661,731

LESS:
General valuation allowances	156,309	280,185	221,360
Valuation allowances for impaired loans	87,739	46,735	42,732
Deferred loan origination costs, net	4,141	2,799	1,933
Loans receivable, net	$5,464,538	$6,254,686	$6,395,706

The following table summarizes total loan originations by type for the periods indicated:

	Nine months ended September 30,
	2009	2008
	(In thousands)
Single family real estate	$29,508	$767,313
Single family loans purchased	402	6,484
Multi-family and commercial real estate	68,248	450,763
Other	9,808	31,676
Total	$107,966	$1,256,236

Loan originations decreased by 91% during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 due to the Bank’s suspension of lending for the its own portfolio.

The following table summarizes single family loan fundings by borrower documentation type for the periods indicated:

	Nine months ended September 30,
	2009	2008
	(In thousands)
Verified Income/Verified Asset	$29,508	$761,944
Stated Income/Verified Asset	—	5,369
Total	$29,508	$767,313

On Verified Income/Verified Asset loans (VIVA), the borrower includes information on his/her income and assets, which is then verified. On Stated Income/Stated Assets (SISA) loans, the borrower includes information on his/her level of income and assets that is not subject to verification. On Stated Income/Verified Assets (SIVA) loans, the borrower includes information on his/her level of income and that information is not subject to verification, although information provided by the borrower on his/her assets is verified. For No Income/No Assets (NINA) loans, the borrower is not required to submit information on his/her level of income or assets. However, all single family loans, including NINA loans, require credit reports and appraisals. The Bank required higher credit scores, higher rates and lower loan-to-value ratios on NINA loans.

The Bank stopped originating NINA and SISA loans in October 2007 and ceased originating SIVA loans in February 2008. All multi-family loans and other real estate loans have always required complete and customary documentation from the borrowers.

The creditworthiness of the borrower is based on the borrower’s FICO score, prior use of and repayment of credit, job history and stability. The average borrower FICO score and average loan-to-value (“LTV”) ratio on single family loan originations were 758 and 64.7%, respectively, during the nine months ended September 30, 2009, compared to 754 and 65.9%, respectively, for the comparable 2008 period.

At September 30, 2009, 64.4% of the Bank’s loan portfolio was invested in adjustable rate products. Loans with interest rates that adjust monthly based on the 3-Month Certificate of Deposit Index (“CODI”) comprised 12.3% of the loan portfolio. Loans with interest rates that adjust monthly based on the 12-month average U.S. Treasury Security rate (“12MAT”) comprised 25.7% of the loan portfolio. Loans with interest rates that adjust monthly based on the Federal Home Loan Bank (“FHLB”) Eleventh District Cost of Funds Index (“COFI”) comprised 25.9% of the loan portfolio. Loans with interest rates that adjust monthly based on the London Inter-Bank Offering Rate (“LIBOR”) and other indices comprised 0.5% of the loan portfolio.

The following table summarizes total loan fundings by type of index for the periods indicated:

	Nine months ended September 30,
	2009	2008
	(In thousands)
12MAT	$24,032	$17,808
COFI	54,959	57,634
Other	9,808	37,611
Hybrid and Fixed	19,167	1,143,183
Total	$107,966	$1,256,236

The following table shows the composition of the Bank’s single family loan portfolio by borrower documentation type at the dates indicated:

	September 30, 2009	December 31, 2008	September 30, 2008
Documentation Type:		(In thousands)
Verified Income/Verified Asset	$2,660,809	$2,383,688	$2,192,511
Stated Income/Verified Asset (1)	457,519	867,098	1,004,974
Stated Income/Stated Asset (1)	396,318	830,818	977,700
No Income/No Asset (1)	139,563	297,127	346,704
Total	$3,654,209	$4,378,731	$4,521,889

(1)  As part of the loan modification process, an aggregate of $1.0 billion of loans originated in these low documentation categories have become fully documented.

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

The following table shows the composition of the Bank’s single family loan portfolio by borrower documentation type with weighted average LTV ratio and FICO score at the dates indicated:

	September 30, 2009		December 31, 2008		September 30, 2008
	LTV Ratio	FICO Score	LTV Ratio	FICO Score	LTV Ratio	FICO Score
Verified Income/Verified Asset	67.7%	714	67.3%	713	67.4%	710
Stated Income/Verified Asset	66.1	710	68.4	711	69.2	711
Stated Income/Stated Asset	70.2	708	72.4	711	72.6	711
No Income/No Asset	60.1	724	64.2	726	65.0	726
Total Weighted Average	67.4%	713	68.2%	713	68.6%	712

The following table shows the composition of the Bank’s single family loan portfolio at the dates indicated by the FICO score of the borrower at origination:

	September 30, 2009	December 31, 2008	September 30, 2008
FICO Score at Origination:		(In thousands)
<620	$21,987	$24,481	$24,606
620-659	264,479	330,096	352,102
660-719	1,443,248	1,784,932	1,927,844
>720	1,886,685	2,198,022	2,175,160
Not Available	37,810	41,200	42,177
Total	$3,654,209	$4,378,731	$4,521,889

The following table shows the composition of the Bank’s single family loan portfolio at the dates indicated by original LTV ratio:

	September 30, 2009	December 31, 2008	September 30, 2008
Original LTV Ratio:		(In thousands)
<65%	$850,185	$949,119	$922,295
65-70%	476,456	535,765	539,725
70-75%	520,526	606,856	617,812
75-80%	1,638,678	2,047,508	2,161,945
80-85%	31,099	46,797	53,881
85-90%	103,385	153,273	182,318
>90%	33,880	39,413	43,913
Total	$3,654,209	$4,378,731	$4,521,889

The following table shows the composition of the Bank’s single family loan portfolio at September 30, 2009 by estimated current LTV ratio:

	Loan Balance	% of Portfolio	Average Current LTV Ratio
Current LTV Ratio Price Adjusted (1):	(In thousands)
<65%	$593,012	16.2%	42.7%
65 - 70%	129,198	3.5	67.5
70 - 75%	208,874	5.7	73.2
75 - 80%	189,075	5.2	77.9
80 - 85%	226,937	6.2	82.9
85 - 90%	264,467	7.2	87.3
>90%	1,900,119	52.0	111.1
Partially charged off	133,218	3.7	100.0
Not in MSAs	9,309	0.3	N/A
Total	$3,654,209	100.0%	79.9%

(1)  The current estimated loan to value ratio is based on Federal Housing Finance Agency (“FHFA”) June 2009 data. The FHFA housing price index provides a broad measure of the housing price movements by Metropolitan Statistical Area (“MSA”). In evaluating the potential for loan losses within the bank’s portfolio, the Bank considers both the fact that FHFA data cannot reflect price movements for the most recent three months, and that individual areas within an MSA will perform worse than the average for the larger area. The Bank therefore also looks at sales data that is available by zip code, as well as the Bank’s experience with marketing foreclosed properties in estimating the loan loss allowance that is required.

The Bank generally required that borrowers obtain private mortgage insurance on loans in excess of 80% of the appraised property value. Prior to April 2006, on certain loans originated for the portfolio, the Bank charged premium rates and/or fees in exchange for waiving the insurance requirement. Management believes that the additional rates and fees that the Bank received for these loans compensated for the additional risk associated with this type of loan. In certain of these cases when the Bank waived the insurance requirement, the Bank purchased private mortgage insurance with own funds. At September 30, 2009, 63% of loans with mortgage insurance were insured by the Republic Mortgage Insurance Company (RMIC), and 37% were insured by the Mortgage Guaranty Insurance Corporation (MGIC). Under certain mortgage insurance programs, the Bank continues to act as co-insurer and participate with the insurer in absorbing any future loss.

As of September 30, 2009, December 31, 2008 and September 30, 2008, loans with co-insurance totaled $70.6 million, $110.4 million, and $133.3 million, respectively. Loans with initial loan-to-value ratios greater than 80% with no private mortgage insurance totaled $97.8 million at September 30, 2009, $129.1 million at December 31, 2008 and $146.8 million at September 30, 2008.

The following table shows the composition of the Bank’s single family loan portfolio by geographic distribution at the dates indicated:

	September 30,		December 31,		September 30,
	2009		2008		2008
	(Dollars in thousands)
Los Angeles County	$1,107,597	30.3%	$1,233,889	28.2%	$1,224,568	27.1%
Bay Area	635,366	17.4	768,262	17.5	785,080	17.4
Central California Coast	495,458	13.6	598,268	13.7	612,533	13.5
Orange County	417,113	11.4	479,464	10.9	478,161	10.6
San Diego Area	359,058	9.8	441,631	10.1	471,140	10.4
San Bernardino/Riverside	225,537	6.2	296,624	6.8	321,616	7.1
Sacramento Valley	144,048	3.9	197,861	4.6	222,163	4.9
San Joaquin Valley	136,221	3.7	194,741	4.4	227,129	5.0
Other	133,811	3.7	167,991	3.8	179,499	4.0
Total	$3,654,209	100.0%	$4,378,731	100.0%	$4,521,889	100.0%

The following table shows the composition of the Bank’s single family loan portfolio by year of origination as of September 30, 2009 (dollars in thousands):

2003 and Prior	$266,780	7.3%
2004	468,873	12.8
2005	1,076,142	29.4
2006	677,979	18.6
2007	300,003	8.2
2008	835,304	22.9
2009	29,128	0.8
Total	$3,654,209	100.0%

Negative amortization results when interest earned by the Bank is added to borrowers’ loan balances. Negative amortization totaled $213.0 million at September 30, 2009, $262.9 million at December 31, 2008 and $289.6 million at September 30, 2008. The dollar amount of negative amortization decreased by $49.9 million from the level at the end of the year and decreased by $76.6 million from the September 30, 2008 level. Negative amortization has decreased over the period due to loan payoffs and charge-offs, declines in the underlying indices on adjustable rate loans, and payment increases required under the terms of the Bank’s adjustable rate loan notes.

The percentage of negative amortization that has been added to the original balances of single family loans that allow negative amortization was 10.20% at September 30, 2009, 9.63% at December 31, 2008 and 9.29% at September 30, 2008.

The portfolio of single family loans with a one-year fixed payment period totaled $1.9 billion at September 30, 2009, compared to $2.2 billion at December 31, 2008 and $2.4 billion at September 30, 2008. The portfolio of single family loans with a three-to-five year fixed payment period totaled $431.1 million at September 30, 2009 compared to $706.4 million at December 31, 2008 and $784.4 million at September 30, 2008.

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

The “recast” of adjustable loans to a higher payment amount was a factor in the higher delinquency levels experienced by the Bank during 2008 and the nine months ended September 30, 2009 because many borrowers were unable to afford the higher payments. The percentage increase in the payment amount and the LTV ratios are important considerations in the future collectability of the loans.

The following tables show the number and dollar amount of performing loans expected to recast by current estimated loan-to-value ratios for the periods indicated (updated for both current loan balance and current estimated market value):

	2009		2010		Thereafter
Current LTV Ratio Price Adjusted (1):	Recast Balance	Number of Loans	Recast Balance	Number of Loans	Recast Balance	Number of Loans
	(Dollars in thousands)

< 70%	$8,408	21	$36,992	102	$36,714	90
70-80%	5,079	13	17,448	50	36,809	73
80-90%	7,961	19	27,355	66	46,066	59
90-100%	9,921	22	54,796	105	43,839	68
100-110%	8,269	18	69,660	137	75,564	116
>110%	16,507	36	137,706	311	184,984	338
Grand total	$56,145	129	$343,957	771	$423,976	744

(1)
The current estimated loan to value ratio is based on FHFA June 2009 data. The FHFA housing price index provides a broad measure of the housing price movements by MSA. In evaluating the potential for loan losses within the bank’s portfolio, the Bank considers both the fact that FHFA data cannot reflect price movements for the most recent three months, and that individual areas within an MSA will perform worse than the average for the larger area. The Bank therefore also looks at sales data that is available by zip code, as well as the Bank’s experience with marketing foreclosed properties in estimating the loan loss allowance that is required.

The following tables show the number and dollar amount of loans expected to recast by projected payment increase for the periods indicated:

	2009		2010		Thereafter
Projected Payment Increase	Recast Balance	Number of Loans	Recast Balance	Number of Loans	Recast Balance	Number of Loans
			(Dollars in thousands)

< 50%	$18,240	47	$145,117	337	$340,408	602
50-100%	28,314	63	181,469	400	75,279	129
100-125%	9,591	19	14,320	29	3,306	5
125-150%	—	—		—	2,451	4
>150%	—	—	3,051	5	2,532	4
Grand total	$56,145	129	$343,957	771	$423,976	744

Loan Loss Allowances

Listed below is a summary of activity in the general valuation allowance and valuation allowance for impaired loans during the periods indicated.

	General Valuation Allowance	Valuation Allowances For Impaired Loans	Total
	(In thousands)

Balance at December 31, 2008:	$280,185	$46,735	$326,920
Provision for loan losses	158,567	49,433	208,000
Yield adjustment on troubled debt restructurings(1)	—	(6,219)	(6,219)
Charge-offs:
Single family	(285,900)	(2,210)	(288,110)
Commercial loan	(640)	—	(640)
Consumer loans	(690)	—	(690)
Total charge-offs	(287,230)	(2,210)	(289,440)
Recoveries	4,787	—	4,787
Net charge-offs	(282,443)	(2,210)	(284,653)
Balance at September 30, 2009:	$156,309	$87,739	$244,048

	General Valuation Allowance	Valuation Allowances For Impaired Loans	Total
		(In thousands)

Balance at December 31, 2007:	$127,503	$555	$128,058
Provision for loan losses	306,180	44,620	350,800
Yield adjustment on troubled debt restructurings(1)	—	(2,434)	(2,434)
Charge-offs:
Single family	(207,060)	(6,523)	(213,583)
Total charge-offs	(207,060)	(6,523)	(213,583)
Recoveries	1,251	—	1,251
Net charge-offs	(205,809)	(6,523)	(212,332)
Transfers	(6,514)	6,514	—
Balance at September 30, 2008:	$221,360	$42,732	$264,092

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

The Bank recorded total net loan charge-offs of $95.0 million and $284.7 million for the third quarter and the nine months ended September 30, 2009. This compares to net loan charge-offs of $103.5 and $212.3 million for the third quarter and the nine months ended September 30, 2008. The allowance for loan losses totaled $244.0 million or 4.27% of gross loans outstanding at September 30, 2009. This compares with $326.9 million or 4.97% at December 31, 2008 and $264.1 million or 3.96% at September 30, 2008.

Net loan charge-offs of single family loans recorded during the third quarter and the nine months ended September 30, 2009 were $94.1 million and $283.3 million. This compares with $103.5 million and $212.3 million for the third quarter and the first nine months of 2008. The general valuation allowance associated with single family loans totaled $230.9 million or 6.32% of single family loans outstanding at September 30, 2009. This compares with $312.1 million or 7.13% at December 31, 2008 and $250.2 million or 5.53% at September 30, 2008. The decrease in the general valuation allowance from December 31, 2008 to September 30, 2009 was partially due to the fact that severely delinquent loans have been written down to fair value less estimated selling costs and therefore require no general valuation allowance.

Management is unable to predict future levels of loan loss provisions. Among other things, loan loss provisions are based on the level of loan charge-offs, foreclosure activity, other risks inherent in the loan portfolio and the California economy.

Investment Securities

All of the Bank’s investment securities totaling $295.2 million and mortgage-backed securities totaling $37.6 million were sold during the first six months of 2009 for a gain of $4.8 million. There were no sales of securities during 2008.

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

The one year GAP, the difference between rate-sensitive assets and liabilities repricing within one year or less, was a negative $897.9 million or 14.60% of total assets at September 30, 2009. In comparison, the one year GAP was a negative $398.0 million or 5.34% of total assets at December 31, 2008 and a negative $709.8 million or 9.67% of total assets at September 30, 2008. The increased negative GAP during the nine months ended September 30, 2009 was primarily due to the fact that loan modifications converted loans which were previously adjustable on a monthly basis into hybrid fixed/adjustable loans with interest rates fixed for the first five years following modification.

Capital

Quantitative measures established by regulations to ensure capital adequacy require the Company to maintain minimum amounts and percentages of total capital to assets. The Bank’s capital ratios at September 30, 2009 were below the levels required by the Bank’s federal regulators to be considered “well capitalized”. The Company and the Bank are operating under Amended Orders to Cease and Desist (“Amendments”) issued by the Office of Thrift Supervision (“OTS”) on May 28, 2009. As required by the Amendments, the Company and the Bank have submitted a detailed capital plan to the OTS addressing how the Bank expected to meet and maintain a Tier 1 Core Capital ratio of 7% and a minimum Total Risk-Based Capital Ratio of 14% by September 30, 2009. The capital plan addressed how the Bank will meet and maintain the foregoing capital ratios and provide for the augmentation of capital to, among other things, support the Bank's business strategy and operations. The Bank failed to meet these required capital ratios, and, accordingly, as required by the Bank Order, the Bank submitted to the OTS a contingency plan to accomplish either a merger of the Bank with, or an acquisition of the Bank by, another federally insured institution or holding company thereof or a voluntary liquidation of the Bank.

The following table summarizes the Bank’s actual capital and required capital at September 30, 2009:

	Tangible Capital	Core Capital	Tier 1 Risk- based Capital	Risk-based Capital
	(Dollars in thousands)
Actual Capital:
Amount	$261,051	$261,051	$261,051	$306,519
Ratio	4.25%	4.25%	7.59%	8.91%
FDICIA minimum required capital:
Amount	$92,160	$245,759	$—	$275,109
Ratio	1.50%	4.00%	—	8.00%
FDICIA “well-capitalized” required capital:
Amount	$—	$307,199	$206,332	$343,887
Ratio	—	5.00%	6.00%	10.00%

The Company has $150.0 million in outstanding unsecured fixed/floating rate senior debentures (the “Senior Notes”). The Company Order issued by the OTS prohibits the Company from making payments (including, without limitation, principal, interest or fees of any kind) on any existing debt without the consent of the OTS.  The Company did not receive consent from the OTS to make the $2.3 million quarterly interest payments that were due on the Senior Notes on each of March 16, June 15 and September 15, 2009.

Under the indentures governing the Senior Notes, a default in the payment of any interest when it becomes due and payable that is not cured within 30 days is an “event of default.” If an event of default occurs and is continuing with respect to the debentures, the trustee or the holders of not less than 25% in aggregate principal amount of the Senior Notes then outstanding may declare the entire principal of the Senior Notes and the interest accrued thereon immediately due and payable. In addition, the Company may be required to pay additional interest on the Senior Notes and the costs and expenses of collection, including reasonable compensation to the trustee, its agents, attorneys, and counsel. The Company has not been notified of any such additional interest, costs or expenses as of November 9, 2009.

On June 19, 2009, the Company commenced cash tender offers and consent solicitations for its $150.0 million in Senior Notes.  The terms and conditions of the tender offers and consent solicitations are described in the Offer to Purchase and Consent Solicitation Statement, dated June 19, 2009 (the “Offer to Purchase”), and the related Letter of Transmittal and Consent.

The tender offer and consent solicitation for each series of Senior Notes will expire at 5:00 p.m., New York City time, on November 25, 2009, unless extended or earlier terminated by the Company (the “Tender Expiration Date”). In order to be eligible to receive the purchase price of $200.00 per $1,000.00 principal amount of securities, which includes the $20.00 consent payment, holders must validly tender, and not validly withdraw, their Senior Notes prior to 5:00 p.m., New York City time, on November 25, 2009, unless extended or earlier terminated by the Company (the “Consent Payment Deadline”). Holders tendering their Senior Notes after the applicable Consent Payment Deadline but prior to the applicable Tender Expiration Date will be eligible to receive an amount equal to the purchase price less the consent payment, or $180.00 per $1,000.00 principal amount of securities. Senior Notes purchased in the tender offers will be paid for on the applicable settlement date for each tender offer, which, assuming the tender offers are not extended, will be promptly after the applicable Tender Expiration Date.

As of 5:00 p.m., New York City time, on November 6, 2009, the Company had received tenders and consents from holders of $50,000,000 in aggregate amount of the Senior Notes due March 15, 2016, representing 100% of such securities, $50,000,000 in aggregate amount of the Senior Notes due June 15, 2015, representing 100% of such securities, and $43,000,000 in aggregate amount of the Senior Notes due June 15, 2017, representing 86% of such securities.

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

Consolidated Statements of Operations

The Company reported a consolidated net loss of $46.0 million or $3.36 per diluted share of common stock during the third quarter of 2009, compared to a consolidated net loss of $51.6 million or $3.77 per diluted share of common stock during the third quarter of 2008. On a pre-tax basis, the Company’s loss for the third quarter of 2009 was $46.0 million compared to $79.1 million for the third quarter of 2008. A $27.6 million tax benefit was recorded during the third quarter of 2008 but no such benefits were available during 2009.

The Company recorded a $70.0 million provision for loan losses during the third quarter of 2009 due to continued charge-offs on single family loans and declines in the value of single family loan collateral in certain areas throughout California. In comparison, the Company recorded a $110.3 million provision during the third quarter of 2008. The decreased provision during 2009 is largely due to the success of the Bank’s loan modification programs which are designed to proactively work with borrowers confronting payment recast on their loans. Results for the third quarter of 2009 further improved compared to the third quarter of 2008 due to a $4.0 million increase in net gain on real estate operations and a $2.0 million decrease in salaries and related benefits. However, third quarter results were negatively impacted by a $9.8 million decrease in net interest income and a $3.0 million increase in FDIC insurance premiums.

The Company’s after tax net loss was $145.4 million during the nine months ended September 30, 2009 compared to $156.9 million during the nine months ended September 30, 2008. A tax benefit of $103.3 million was recorded during 2008 due to the availability of net operating loss carry backs that were not available during 2009. On a pretax basis, the Company’s year-to-date loss decreased to $145.4 million in 2009 compared to $260.1 million in 2008 primarily due to a $142.8 million decrease in the provision for loan losses, a $7.0 million decrease in salaries and employee benefits, a $4.8 million gain on the sale of securities and a $5.0 million increase in gain on the sale of foreclosed real estate net of operating expenses. However, 2009 year-to-date results were negatively impacted by a $33.8 million decrease in net interest income and $13.5 million increase in FDIC insurance premiums compared to the same period of 2008.

Net Interest Income

Net interest income decreased by 21% during the third quarter of 2009 compared to the third quarter of 2008. The interest rate spread decreased by 14 basis points during the third quarter of 2009 compared to the third quarter of 2008 primarily due to a decrease in average interest-earning assets and a decrease in early payoff fees and late charges on loans. These fees, which are calculated as part of the loan yield, decreased to $508 thousand for the third quarter of 2009 from $699 thousand during the third quarter of 2008. The majority of Bank’s loans have passed the period for which there is a prepayment penalty.

Net interest income decreased by 24% during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. The interest rate spread decreased by 33 basis points during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 due to a decrease in average interest-earning assets and a decrease in early payoff fees.  Early payoff fees and late charges on loans decreased to $1.4 million for the nine months ended September 30, 2009 from $3.6 million during the nine months ended September 30, 2008.

The amount of interest income recorded as a result of interest capitalized on negative amortization loans totaled $3.9 million and $18.7 million during the third quarter and nine months ended September 30, 2009 compared to $14.8 million and $64.1 million during the third quarter and nine months ended September 30, 2008.

The following table sets forth: (i) the average daily dollar amounts of and average yields earned on loans and investment securities, (ii) the average daily dollar amounts of and average rates paid on savings deposits and borrowings, (iii) the average daily dollar differences, (iv) the interest rate spreads, and (v) the effective net spreads for the periods indicated:

	Nine Months Ended September 30,
	2009	2008
	(In thousands)
Average loans (1)	$5,980,834	$6,390,301
Average investment securities	529,899	511,412
Average interest-earning assets	6,510,733	6,901,713
Average savings deposits	4,736,952	4,084,812
Average borrowings	1,808,722	2,454,768
Average interest-bearing liabilities	6,545,674	6,539,580
Excess of interest-earning assets over interest-bearing liabilities	$(34,941)	$362,133

Yields earned on average interest-earning assets	4.91%	6.13%
Rates paid on average interest-bearing liabilities	2.72	3.61
Interest rate spread	2.19	2.52
Effective net spread (2)	2.17	2.70

Interest on loans	$232,407	$297,807
Interest and dividends on investments	7,210	19,297
Total interest income	239,617	317,104
Interest on deposits	92,984	105,738
Interest on borrowings	40,607	71,541
Total interest expense	133,591	177,279
Net interest income	$106,026	$139,825

(1)  Non-accrual loans are included in the average dollar amount of loans outstanding; however, there was no income included for the period in which loans were on non-accrual status.

      (2)  The effective net spread is a fraction, the numerator of which is net interest income and the denominator of which is the average amount of interest-earning assets.

Non-Interest Income and Expense

Non-interest income increased to $14.5 million during the third quarter of 2009 from $8.5 million during the third quarter of 2008. The increase was primarily due to increased net gains on the sale of real estate owned (“REO”) which totaled $9.6 million during the third quarter of 2009 compared to net gains of $4.2 million during the third quarter of 2008. The remainder of the increase is primarily due to $1.1 million in additional trustee fees earned by the Bank’s wholly-owned subsidiary, Seaside Financial Corp., and a $152 thousand increase in fees earned on loans brokered to other financial institutions.

Non-interest income increased to $36.9 million during the nine months ended September 30, 2009 from $21.2 million during the nine months ended September 30, 2008. The increase during 2009 was primarily due to a $12.1 million increase in net gain on sale of REO and a $4.8 million gain on sale of investment securities which occurred during the first six months of 2009. There were no sales of securities during 2008. Other income during the nine months ended September 30, 2008 included a $2.5 million reversal of a reserve on spread accounts receivable during the second quarter.

Gains on sale of REO result from write downs taken at the time of foreclosure and throughout the holding period which can create gains upon the ultimate disposition of the properties. Operating costs on foreclosed real estate, which are included in non-interest expense, totaled $5.7 million during the third quarter of 2009 compared to $4.3 million during the third quarter of 2008.

Non-interest expense increased to $26.5 million for the third quarter of 2009 from $23.2 million for the third quarter of 2008. The increase in non-interest expense during 2009 was due primarily to the increased operational costs on foreclosed real estate and higher federal deposit insurance premiums offset by lower employment costs. The Bank reduced its workforce by 10% in January 2009 when it curtailed its lending efforts to comply with the original Order to Cease and Desist issued by the OTS.  Overall, the ratio of non-interest expense to average total assets increased to 1.69% during the third quarter of 2009 from 1.28% during the third quarter of 2008 due to the increased expenses mentioned above and a decrease in average total assets compared to the third quarter of 2008.

Non-interest expense increased to $80.4 million for the nine months ended September 30, 2009 from $70.4 million for the nine months ended September 30, 2008. The increase in non-interest expense during 2009 was also due to higher federal deposit insurance premiums, which included a $3.0 million federal deposit insurance special assessment expensed during the second quarter. Furthermore, expense on REO operations increased by 56% during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. These increases were also offset by lower employment costs. The ratio of non-interest expense to average total assets increased to 1.60% during the nine months ended September 30, 2009 from 1.30% during the nine months ended September 30, 2008 due to increased expenses mentioned above and a decrease in average total assets compared to the nine months ended September 30, 2008.

Non-accrual and Past Due Loans

The Bank establishes allowances for delinquent interest equal to the amount of accrued interest on all loans 90 days or more past due or in foreclosure. This practice effectively places such loans on non-accrual status for financial reporting purpose. Loans requiring delinquent interest allowances (non-accrual loans) totaled $296.2 million at September 30, 2009, compared to $389.0 million at December 31, 2008 and $439.2 million at September 30, 2008. Delinquent interest allowances for loans in foreclosure and delinquent greater than 90 days decreased to $14.9 million at September 30, 2009 from $22.3 million at December 31, 2008 and $22.1 million at September 30, 2008.

The Bank has also experienced a decrease in single family loans delinquent less than 90 days. These loans totaled $74.7 million as of September 30, 2009 compared to $208.2 million as of December 31, 2008 and $212.1 million as of September 30, 2008. Single family delinquent loans have declined due to several factors including the success of the Bank's loan modification programs, improving real estate prices and home sales in California and the overall lowering of interest rates upon which the Bank's adjustable mortgages are based.

Many loans have become delinquent because the borrowers chose to make less than a fully amortizing payment on “payment option” adjustable rate mortgages. This caused the loans to experience negative amortization which in turn caused a payment adjustment at the end of the initial term. Also, if the negative amortization became so large that it caused the loan to reach its lifetime negative amortization cap, the loan was required to be re-amortized over its remaining loan term before the loan was out of its initial term. As a result, many borrowers found their adjusted loan payments difficult to afford because their adjusted payments may have been significantly higher than their initial loan payment. Further, due to the weak single family real estate market and the tighter credit standards required by mortgage lenders, many borrowers found that they could not sell or refinance their home to remedy their situation.

Modified Loans

The Bank has a loan modification unit that works with borrowers having trouble or may have trouble affording their loan payments. This unit works primarily with homeowners with adjustable rate mortgages facing changes in their monthly payment amounts, as well as with borrowers facing financial hardship. Based on an underwriting of the borrower and the property, the Bank attempts to arrive at an appropriate loan modification that will allow the borrower to stay in their home. At September 30, 2009, the Bank had 2,724 modified loans with principal balances totaling $1.3 billion.

These loans were modified into a variety of loan products, as summarized below:

Loan modifications at September 30, 2009 (Dollars in thousands)	Loan Balance	Number of Loans
Loan terms modified to:
5-year Adjustable-rate, Interest Only	$641,006	1,304
5-year Fixed-rate, Interest Only	362,679	780
Adjustable-rate, Amortizing	98,803	233
10-year Fixed-rate, Amortizing	105,075	249
5-year Fixed-rate, Amortizing	39,268	96
6-month Adjustable-rate, Amortizing	22,863	54
Other	3,712	8
Grand Total	$1,273,406	2,724

Based on the underwriting at the time of the modification, the Bank makes a determination whether or not the loan is a troubled debt restructuring (“TDR”). Modified loans are not considered TDRs when the loan terms are consistent with the Bank’s current product offerings and the borrowers meet the Bank’s current underwriting standards with regard to Fair Isaac Corporation (“FICO”) score, debt-to-income ratio, and loan-to-value ratio. At September 30, 2009, 2,654 of the modified loans, with balances totaling $1.2 billion, were considered TDRs and 70 loans, with balances totaling $34.9 million, were not considered TDRs.

For modified loans that are considered TDRs, the Bank calculates and records an impaired valuation allowance based on the present value of expected future cash flows discounted at the loan’s effective interest rate (based on the original contractual rate). An impaired valuation allowance is recorded when the present value of expected future cash flows is less than the recorded investment in the loan. The present value of expected future cash flows will increase from one reporting period to the next as a result of the passage of time. The Bank accomplishes the recording of this portion of the change in impairment value by amortizing the original impaired valuation allowance amount over the life of the loan as an adjustment to loan yield. The impaired valuation allowance is recomputed at the end of each reporting period if there is a significant change (increase or decrease) in the amount or timing of the expected future cash flows, or if actual cash flows are significantly different from the cash flows previously projected.

Some future payments to which the Bank is contractually entitled are not included in the expected future cash flows because of uncertainty regarding their future collection. If, as a part of the modification process, the borrower is allowed to defer making interest payments on a portion of the principal, that principal amount is assumed to be uncollectible for purposes of cash flow projections. As of September 30, 2009, the Bank had $2.2 million in deferred principal amounts that had been charged off. Similarly, for any loans that were in non-accrual status prior to modification that are brought current by capitalizing interest into the principal balances, any capitalized interest is assumed to be uncollectible and is charged off or an impaired valuation allowance is established. As of September 30, 2009, the Bank had $95.8 million in loans with capitalized interest totaling $1.8 million.

TDRs for which impaired valuation allowances are recorded based on the present value of expected future cash flows are reviewed each quarter to determine if foreclosure is probable. At September 30, 2009, the Bank had $1.2 billion of modified loans recorded based on the present value of expected future cash flows.  Impaired valuation allowances on these loans totaled $66.2 million as of September 30, 2009.

Impairment of TDRs for which foreclosure is probable is measured based on the fair value of the collateral, net of all selling costs. At September 30, 2009, the Bank had $76.6 million of modified loans that were recorded at net collateral value after charge-offs totaling $22.3 million were taken. These loans were moved to non-accrual status because foreclosure was determined to be probable. Impaired valuation allowances on these loans totaled $14.5 million as of September 30, 2009.

As of September 30, 2009, $57.7 million of modified loans that were considered TDRs were 90 days or more delinquent.

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

The following is a summary of impaired loans, net of valuation allowances for impairment, at the dates indicated:

	September 30, 2009	December 31, 2008	September 30, 2008
	(In thousands)
Troubled debt restructurings	$1,093,920	$572,307	$500,139
Non-accrual loans	169,516	152,227	30,670
Other impaired loans	12,812	1,257	—
	$1,276,248	$725,791	$530,809

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

The following is a summary of information pertaining to impaired loans at the dates indicated:

	September 30, 2009	December 31, 2008	September 30, 2008
	(In thousands)
Impaired loans without valuation allowances	$88,177	$18,050	$31,027
Impaired loans with valuation allowances	1,275,810	754,476	542,514
Valuation allowances on impaired loans	(87,739)	(46,735)	(42,732)

	Nine months ended September 30,
	2009	2008
	(In thousands)
Average investment in impaired loans	$844,030	$259,764
Interest recognized on impaired loans	9,451	2,961
Interest recognized on impaired loans using the cash basis	9,576	1,806

Asset Quality

The following table sets forth certain asset quality ratios at the dates indicated:

	September 30, 2009	December 31, 2008	September 30, 2008
Non-performing loans to gross loans receivable (1)	6.86%	6.13%	6.70%
Non-performing assets to total assets (2)	9.23%	7.00%	7.87%
Loan loss allowances to non-performing loans (3)	62%	81%	59%
Loan loss allowances to gross loans receivable	4.27%	4.97%	3.96%

(1)     Loans receivable are before deducting unrealized loan fees (costs), general valuation allowance and valuation allowances for impaired loans.
(2)   Non-performing assets are net of valuation allowances related to those assets.
(3)   Loan loss allowances include the general valuation allowance and valuation allowances for impaired loans.

Non-performing Assets

The Bank defines non-performing assets as loans delinquent over 90 days (non-accrual loans), current loans with interest recognized on a cash basis, loans in foreclosure and real estate acquired by foreclosure. The following is an analysis of non-performing assets at the dates indicated:

	September 30, 2009	December 31, 2008	September 30, 2008
	(In thousands)
Non-accrual loans :
Single family	$389,223	$403,777	$445,246
Multi-family and commercial	2,716	41	940
Other	13	—	—
Total non-accrual loans	391,952	403,818	446,186
Real estate owned	175,725	117,664	132,957
Total non-performing assets	$567,677	$521,482	$579,143

The increase in non-performing assets during the nine months ended September 30, 2009 was primarily due to foreclosures on single family loans. Single family REO has increased as the Bank has worked through its back log of severely delinquent properties. Because real estate prices in California have decreased substantially over the past few quarters, delinquent borrowers are no longer able to sell their homes for sufficient amounts to repay their mortgages. Also, some borrowers have taken out second trust deeds with other lenders since their loan was originated, making it likely that total encumbrances on a property are greater than its value. Refinancing may not be an option because mortgage lenders have tightened the underwriting and documentation requirements for new loans.

Single family non-accrual loans have decreased over the last nine months due to the Bank’s proactive efforts to modify loans before they reach their maximum allowed negative amortization or were otherwise subject to recast. Continued increases in the unemployment rate could have a negative effect on this trend. The Bank forecasts that another 129 loans with principal balances totaling $56.1 million are scheduled to have their payment recast during the remainder of 2009 and that another 771 loans with principal balances totaling $344.0 million are scheduled to recast during 2010.

Single family non accrual loans at September 30, 2009, December 31, 2008 and September 30, 2008 include $95.8 million, $14.8 million and $7.0 million in loans which were current, but for which the Bank has capitalized interest into the loan balance as part of the modification process. It is the Bank’s policy that these loans remain in non-accrual loans until the loans have performed by making all contractual payments required by their loan for six months.

The following table shows activity in REO during the periods indicated:

	Nine months ended September 30,
	2009	2008
	(In thousands)

Beginning Balance	$117,664	$21,090
Acquisitions	301,268	250,705
Write-downs	(16,853)	(13,172)
Sales of REO	(226,354)	(125,666)
Ending Balance	$175,725	$132,957

Sources of Funds

External sources of funds include savings deposits from several sources, advances from the FHLB of San Francisco, and securitized borrowings.

Savings deposits are accepted from retail banking offices, national deposit brokers, telemarketing sources and the internet.

Retail and commercial deposits at branch offices increased by $352.9 million and $764.3 million during the third quarter and the nine months ended September 30, 2009 to $3.9 billion at the end of the quarter. Retail and commercial deposits comprised 86% of total deposits at September 30, 2009 compared to 68% at September 30, 2008 due to a decrease in brokered deposits over the last year. The Bank established nine new retail branch offices during 2008 and now has a total of 39 branches.

Brokered deposits decreased by $457.4 million and $1.1 billion during the third quarter and the nine months ended September 30, 2009 to $548.5 million at the end of the quarter. Brokered deposits comprised 12% of total deposits at September 30, 2009 compared to 29% at September 30, 2008. Since December 30, 2008, the Bank has needed the prior approval of the OTS in order to roll over existing brokered deposits or accept new brokered deposits.  Since May 28, 2009, the Bank has been unable to accept, renew or roll over any brokered deposits, or act as a deposit broker, without the prior written approval of the Federal Deposit Insurance Corporation.

Telemarketing deposits decreased by $10.8 million and $29.2 million during the third quarter and the nine months ended September 30, 2009 to $53.8 million at the end of the quarter. These are normally large deposits from pension plans, managed trusts and other financial institutions. The level of these deposits fluctuates based on the attractiveness of the Bank’s rates compared to returns available to investors on alternative investments. Telemarketing deposits comprised 1% of total deposits at September 30, 2009 and 2% at September 30, 2008.

The Bank accepts internet deposits by posting rates on internet rate boards. Internet deposits decreased by $2.0 million and $15.5 million during the third quarter and the nine months ended September 30, 2009 to $23.6 million at the end of the quarter, and comprised less than 1% of total deposits at September 30, 2009 and September 30, 2008.

Total borrowings decreased by $50.0 million and $785.0 million during the third quarter and the nine months ended September 30, 2009 due to a decrease in FHLB advances. Increased retail deposits were sufficient to cover the Bank’s cash flow needs during these periods.

Internal sources of funds include amortized principal payments that can vary based upon the borrower’s option to select their loan payment amounts, as well as prepayments. The level of prepayment activity fluctuates based upon the availability of loans with lower interest rates and lower monthly payments. Loan prepayments and principal reductions totaled $129.4 and $336.8 million during the third quarter and the nine months ended September 30, 2009, compared to $160.7 million and $780.5 million during the third quarter and the nine months ended September 30, 2008.

Other internal sources of funds are loan sales and sales of REO. Sales of REO totaled $79.2 million and $226.4 million during the third quarter and nine months ended September 30, 2009 compared to $76.3 million and $125.7 million during the third quarter and nine months ended September 30, 2008. Loan sales during the third quarter and nine months ended September 30, 2009 totaled $40.9 million and $62.7 million. There were no loan sales during the third quarter of 2008. Loan sales totaled $1.4 million during the nine months ended September 30, 2008.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Asset/Liability Management” on page 28 hereof for quantitative and qualitative disclosures about market risk.

Item 4. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its disclosure controls and procedures, as defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2009. Based on their evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2009.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities

The Company has $150.0 million in outstanding unsecured fixed/floating rate senior debentures (the “Senior Notes”). The Company Order issued by the OTS prohibits the Company from making payments (including, without limitation, principal, interest or fees of any kind) on any existing debt without the consent of the OTS.  The Company did not receive consent from the OTS to make the $2.3 million quarterly interest payments that were due on the Senior Notes on each of March 16, June 15,and September 15, 2009.

Under the indentures governing the Senior Notes, a default in the payment of any interest when it becomes due and payable that is not cured within 30 days is an “event of default.” If an event of default occurs and is continuing with respect to the debentures, the trustee or the holders of not less than 25% in aggregate principal amount of the Senior Notes then outstanding may declare the entire principal of the Senior Notes and the interest accrued thereon immediately due and payable. In addition, the Company may be required to pay additional interest on the Senior Notes and the costs and expenses of collection, including reasonable compensation to the trustee, its agents, attorneys, and counsel. The Company has not been notified of any such additional interest, costs or expenses as of November 9, 2009.

On June 19, 2009, the Company commenced cash tender offers and consent solicitations for its $150.0 million in Senior Notes.  The terms and conditions of the tender offers and consent solicitations are described in the Offer to Purchase and Consent Solicitation Statement, dated June 19, 2009 (the “Offer to Purchase”), and the related Letter of Transmittal and Consent.

The tender offer and consent solicitation for each series of Senior Notes will expire at 5:00 p.m., New York City time, on November 25, 2009, unless extended or earlier terminated by the Company (the “Tender Expiration Date”). In order to be eligible to receive the purchase price of $200.00 per $1,000.00 principal amount of securities, which includes the $20.00 consent payment, holders must validly tender, and not validly withdraw, their Senior Notes prior to 5:00 p.m., New York City time, on November 25, 2009, unless extended or earlier terminated by the Company (the “Consent Payment Deadline”). Holders tendering their Senior Notes after the applicable Consent Payment Deadline but prior to the applicable Tender Expiration Date will be eligible to receive an amount equal to the purchase price less the consent payment, or $180.00 per $1,000.00 principal amount of securities. Senior Notes purchased in the tender offers will be paid for on the applicable settlement date for each tender offer, which, assuming the tender offers are not extended, will be promptly after the applicable Tender Expiration Date.

As of 5:00 p.m., New York City time, on November 6, 2009, the Company had received tenders and consents from holders of $50,000,000 in aggregate amount of the Senior Notes due March 15, 2016, representing 100% of such securities, $50,000,000 in aggregate amount of the Senior Notes due June 15, 2015, representing 100% of such securities, and $43,000,000 in aggregate amount of the Senior Notes due June 15, 2017, representing 86% of such securities.

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

Item 4. Submission of Matters to a Vote of Security Holders

The Company held a special meeting of stockholders on September 30, 2009.  At the meeting, 11,365,737 shares of the 13,684,553 shares outstanding and entitled to vote as of the August 26, 2009 record date were present in person or by proxy.  The matters voted on at the meeting were the approval of an amendment to the Company’s restated certificate of incorporation to increase the number of authorized shares of the Company’s common stock from 100 million to 5 billion (the “Authorized Share Increase”); the approval of an amendment to the Company’s restated certificate of incorporation to (i) effect a reverse stock split of the Company’s common stock by a ratio of not less than one-for-ten and not more than one-for–seventy at any time prior to August 31, 2010; and (ii) reduce the number of authorized shares of the Company’s common stock by the reverse stock split ratio determined by the Board of Directors (the “Reverse Stock Split”); and the approval of an adjournment of the special meeting to allow time for further solicitation of proxies in the event there are insufficient votes present at the meeting, in person or by proxy, to approve the amendments to our restated certificate of incorporation to effect the Authorized Share Increase and the Reverse Stock Split (the “Authorization to Adjourn”).  The votes were cast as follows:

1. Authorized Share Increase:

For	%	Against	%	Abstain	%
9,553,804	69.8%	1,595,472	11.7%	216,461	1.6%

2. Reverse Stock Split:

For	%	Against	%	Abstain	%
9,846,334	72.0%	1,471,275	10.8%	48,128	--

3. Authorization to Adjourn:

For	%	Against	%	Abstain	%
10,051,071	88.4%	1,271,170	11.2%	97,496	0.1%

Item 6.  Exhibits

(3.1)	Restated Certificate of Incorporation filed as Exhibit 3.1 to Form 10-K for the fiscal year ended December 31, 1999 and incorporated by reference.
(3.2)	Amended and Restated Bylaws filed as Exhibit 3(ii) to Form 8-K dated June 27, 2008 and incorporated by reference.
(4.1)	Second Amended and Restated Rights Agreement dated as of October 23, 2008, filed on October 28, 2008 as Exhibit 4.1 to Form 8-K and incorporated by reference.
(4.3)	Form of Rights Certificate (included in Exhibit 4.1 hereto).
(4.4)	Summary of Rights (included in Exhibit 4.1 hereto).
(10.1)*	Amended and Restated Supplemental Executive Retirement Plan dated October 23, 2008 filed as Exhibit 10.1 to Form 8-K dated October 23, 2008 and incorporated by reference.
(10.2)*
Change of Control Agreement effective September 26, 1996 filed as Exhibit 10.4 to Form 10-Q for the quarter ended
September 30, 1996 and Amendment filed as Exhibit 10.4 for quarter ended September 30, 2000 and incorporated by reference.

(10.3)*
1997 Non-employee Directors Stock Incentive Plan filed on August 12, 1997 as Exhibit 4.1 to Form S-8 dated August 12, 1997 and Amendment filed as Exhibit 10.5 to Form 10-Q for the quarter ended September 30, 2000 and incorporated by reference.

(10.4)*	2007 Non-employee Directors Restricted Stock Plan filed as Appendix A to Schedule 14A, Proxy Statement for the Annual Stockholders’ Meeting held on April 26, 2006 and incorporated by reference.
(10.5)	Order to Cease and Desist with the Company dated January 26, 2009 filed as Exhibit 10.1 to Form 8-K dated January 26, 2009 and incorporated by reference.
(10.6)	Stipulation and Consent to Issuance of Order to Cease and Desist with the Company dated January 26, 2009 filed as Exhibit 10.2 to Form 8-K dated January 26, 2009 and incorporated by reference.
(10.7)	Order to Cease and Desist with the Bank dated January 26, 2009 filed as Exhibit 10.3 to Form 8-K dated January 26, 2009 and incorporated by reference.
(10.8)	Stipulation and Consent to Issuance of Order to Cease and Desist with the Bank dated January 26, 2009 filed as Exhibit 10.4 to Form 8-K dated January 26, 2009 and incorporated by reference.
(10.9)	Amended Order to Cease and Desist with the Company dated May 28, 2009 filed as Exhibit 10.1 to Form 8-K filed on May 29, 2009 and incorporated by reference.
(10.10)	Stipulation and Consent to Issuance of Amended Order to Cease and Desist with the Company dated May 28, 2009 filed as Exhibit 10.2 to Form 8-K filed on May 29, 2009 and incorporated by reference.
(10.11)	Amended Order to Cease and Desist with the Bank dated May 28, 2009 filed as Exhibit 10.3 to Form 8-K filed on May 29, 2009 and incorporated by reference.
(10.12)	Stipulation and Consent to Issuance of Amended Order to Cease and Desist with the Bank dated May 28, 2009 filed as Exhibit 10.4 to Form 8-K filed on May 29, 2009 and incorporated by reference.
(21)	Registrant's sole subsidiary is First Federal Bank of California, a federal savings bank.
(23)	Independent Auditors’ consent.
(31.1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31.2)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* Indicates management contract or compensatory plan or arrangement.

  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRSTFED FINANCIAL CORP.
Registrant

Date: November 13, 2009	By: /s/	Douglas J. Goddard
Douglas J. Goddard
Chief Financial Officer and
Executive Vice President

Exhibit 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Babette E. Heimbuch, certify that:

(1)	I have reviewed this quarterly report on Form 10-Q of FirstFed Financial Corp.;

(2)
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3)
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

(4)
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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
Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

(5)
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

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

Dated this 13th day of November, 2009

	By: /s/	Babette E. Heimbuch
Babette E. Heimbuch
Chief Executive Officer

Exhibit 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Douglas J. Goddard, certify that:

(1)	I have reviewed this quarterly report on Form 10-Q of FirstFed Financial Corp.;

(2)
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3)
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

(4)
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)
Designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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
Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

(5)
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

(a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Dated this 13th day of November, 2009

	By: /s/	Douglas J. Goddard
Douglas J. Goddard
Chief Financial Officer